Form 10-Q
period 1998-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 1998-08-14
CIK 1056943

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

( )  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                            .

                           No. 0-23863
                    (Commission File Number)

                 PEOPLES FINANCIAL SERVICE CORP.
     (Exact Name of Registrant as Specified in its Charter)

Pennsylvania                                 23-2931852
(State of Incorporation)                (IRS Employer ID Number)

50 Main Street
Hallstead, PA                                  18822
(Address of principal executive offices)     (Zip Code)

                         (717) 879-2175
                 (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X        No   ____

Number of shares outstanding as of June 30, 1998

COMMON STOCK ($5.00 Par Value)                    873,465
(Title of Class)                             (Outstanding Shares)

                PEOPLES FINANCIAL SERVICES CORP.
                            FORM 10-Q

               For the Quarter Ended June 30, 1998

                            Contents

                                                       Page No.

PART I.        FINANCIAL INFORMATION.

     Item 1.   Financial Statements.

               Consolidated Statement of Financial
               Condition as of June 30, 1998
               (Unaudited) and December 31, 1997.           3

               Consolidated Statement of Income
               (Unaudited) for the Six and Three
               Month Periods Ended June 30, 1998
               and 1997.                                    4

               Consolidated Statement of Comprehensive
               Income (Unaudited) for the Six and
               Three Month Periods Ended June 30,
               1998 and 1997.                               5

               Consolidated Statement of Shareholders'
               Equity (Unaudited) for the Six Month
               Periods Ended June 30, 1998 and 1997.        6

               Consolidated Statement of Cash Flows
               (Unaudited) for the Six Month Periods
               Ended June 30, 1998 and 1997.                7

               Notes to Consolidated Financial Statements.  9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                  11

PART II        OTHER INFORMATION                            18

     Item 4.   Submission of Matters to a Vote of
               Security Holders.                            18

     Item 6.   Exhibits and Reports on Form 8-K.            19

                             PART I
Item 1
                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
               June 30, 1998 and December 31, 1997
                         (in thousands)

                                                  June 30,      December 31,
                                                   1998            1997
                                                (unaudited)
                             ASSETS
Cash and due from banks                         $  2,018        $  2,402
Interest-bearing deposits in other banks           3,615           3,147
Federal Funds Sold                                   600               0
Investment securities available for sale          82,570          88,149
Loans                                            133,770         126,853
   Less:  Unearned income                            (48)            (67)
          Allowance for loan losses               (1,713)         (1,676)
   Net loans                                     132,009         125,110

Premises and equipment                             3,600           3,756
Accrued interest receivable                        1,771           1,777
Other assets                                       4,408           4,379

       Total assets                             $230,591        $228,720

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                         $ 21,940        $ 20,104
   Interest bearing                              176,642         173,488
     Total deposits                              198,582         193,592

Short-term borrowings                              4,925           9,275
Accrued interest payable                             659             663
Other liabilities                                    534             546

       Total liabilities                         204,700         204,076

Stockholders' equity:
  Common stock, par value $5 per share,
    5,000,000 shares authorized; 873,465
    and 874,300 shares issued and
    outstanding at June 30, 1998 and
    December 31, 1997, respectively                4,455           4,455
   Surplus                                         4,455           4,455
   Undivided profits                              17,067          15,912
   Unrealized gain (loss) on securities
     available for sale, net of applicable
     deferred income taxes                           506             371
   Less:  treasury stock, at cost (17,535 in
     1998 and 15,375 in 1997)                       (592)           (549)
        Total stockholders' equity                25,891          24,644

        Total liabilities and stockholders'
          equity                                $230,591        $228,720

                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands)

                                                      Six Months Ended                Three Months Ended
                                                          June 30                          June 30
                                                     1998          1997              1998           1997
                                                        (unaudited)                      (unaudited)
Interest income:
   Interest and fees on loans                     $5,567        $4,723            $2,806         $2,397
   Interest on investments:
     Taxable                                       1,713         2,103               813          1,182
     Tax exempt                                      736           564               370            300
     Dividends                                        24            32                12             14
   Interest on deposits in other banks                34             4                32              2
   Interest on federal funds sold                     26            85                25             30
       Total interest income                       8,100         7,511             4,058          3,925

Interest expense:
   Interest on deposits                            3,880         3,697             1,948          1,967
   Interest on borrowed funds                        142            95                57             11
       Total interest expense                      4,022         3,792             2,005          1,978

       Net interest income
Provision for loan losses                             75            60                37             50
       Net interest after provision
         for loan losses                           4,003         3,659             2,016          1,897

Other income:
   Service charges and customer
     service fees                                    489           389               233            212
   Other income                                       33             9                19              9
   Investment securities gains, net                   27           127                 0            107
       Total other income                            549           525               252            328

Other expenses:
   Salaries and employee benefits                  1,157         1,120               544            549
   Occupancy expense, net                            157           129                78             63
   Equipment expense                                 210           156               106             93
   FDIC insurance and assessments                     44            38                22             19
   Professional fees and outside services            116            79                63             42
   Computer service and supplies                     125           148                63             89
   Taxes, other than payroll and income              110           101                56             53
   Other operating expenses                          565           579               276            351
       Total other expense                         2,484         2,350             1,208          1,259

Income before taxes                                2,068         1,834             1,060            966
Provision for income tax                             433           368               228            186
Net income                                        $1,635        $1,466            $  832         $  780

Net income per share                              $ 1.88        $ 1.67            $ 0.96         $ 0.89

                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (in thousands)


                                                            Six Months Ended           Three Months Ended
                                                                 June 30,                   June 30,
                                                          ----------------------     -----------------------
                                                             1998        1997           1998        1997
                                                          ----------  ----------     ----------  -----------
                                                               (unaudited)                 (unaudited)

Net Income                                                $1,635      $1,466         $  832      $  780

Other Comprehensive Income:
  Unrealized gains/loss on available for sale securities     232         318             71       1,041

      Less:  reclassification adjustment for gain
             included in net income                          (27)       (127)             0        (107)

Other Comprehensive Income/Loss Before Tax                   205         191             71         934

Applicable Income Tax Expense                                 70          65             24         318

Other Comprehensive Income/Loss, Net of Taxes                135         126             47         616
                                                          ------      ------         ------      ------
TOTAL Comprehensive Income                                 1,770       1,592            879       1,396


                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                         (in thousands)


                                                                                  Unrealized Loss
                                                                                  on Investment and
                                                                                   Mortgage-backed
                                                                                      Securities
                                              Common                   Undivided  Available-for-sale    Treasury
                                              Stock        Surplus     Profits       Net of Taxes        Stock         Total
                                          -------------  -----------  ----------  -------------------  ----------     ----------
BALANCE, December 31, 1996                $ 4,455        $ 4,455      $13,636      $   (346)           $   (487)      $21,713

Net Income for the six months ended
  June 30, 1997                                                         1,466                                           1,466

Cash dividends paid                                                      (350)                                           (350)

Treasury stock purchase                                                                                      (9)           (9)

Change in unrealized gain (loss)
  on securities available for sale,
  net of taxes                            _______        _______      _______          126             ________           126

Balance, June 30, 1997 (unaudited)        $ 4,455        $ 4,455      $14,752      $  (220)            $   (496)      $22,946
                                          =======        =======      =======      ========            ========       =======


BALANCE, December 31, 1997                $ 4,455        $ 4,455      $15,912      $    371            $   (549)      $24,644

Net Income for the six months ended
  June 30, 1998                                                         1,635                                           1,635

Cash dividends paid                                                      (480)                                           (480)

Treasury stock purchase                                                                                     (43)          (43)

Change in unrealized gain (loss)
  on securities available for sale,
  net of taxes                            _______        _______      _______          135             ________           135

Balance, June 30, 1998 (unaudited)        $ 4,455        $ 4,455      $17,067      $   506             $   (592)      $25,891
                                          =======        =======      =======      ========            ========       =======


                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         (in thousands)

                                                        Six Months Ended
                                                           June 30
                                                    1998           1997
                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                    $  1,635       $  1,466

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

    Depreciation and amortization                    350            259
    Provision for loan losses                         75             60
    (Gain) loss on sale of equipment                   2              7
    (Gain) loss on sale of other real
      estate                                           2              6
    Amortization of securities' premium
      and accretion of Discounts                      52            (53)
    Losses (gains) on sale of investment
      securities, net                                 27           (127)
    (Increase) in accrued interest
      receivable                                       6           (287)
    (Increase) decrease in other assets             (154)          (159)
    Increase (decrease) in accrued
      interest payable                                (4)           (52)
    Increase (decrease) in other
      liabilities                                    (12)            80
  Total Adjustments                                  290           (162)

      Net cash provided by (used by)
        operating activities                       1,925          1,304

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of available for
    sale securities                                3,674          7,096
  Proceeds from maturities of available
    for sale securities                           10,228         23,807
  Purchase of available for sale
    securities                                   (10,460)       (54,557)
  Principal payment on mortgage-backed
    securities                                     2,317          1,160
  Net increase in loans                           (7,080)        (4,451)
  Proceeds from sale of premises
    and equipment                                      1              0
  Purchase of premises and equipment                 (68)          (827)
  Proceeds from sale of other real
    estate                                            30             80
  Purchase of intangible assets                        0         (3,875)
  <PAGE 7>
    Net cash used in investing
      activities                                  (1,358)       (31,567)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash dividends paid                               (480)          (350)
  Increase in deposits                             4,990         37,296
  Net decrease in long-term borrowing                  0              0
  Net increase (decrease) in short-
    term borrowing                                (4,350)        (1,958)
   Purchase of treasury stock                        (43)            (9)

    Net cash provided by financing
      activities                                     117         34,979

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               684          4,716
Cash and cash equivalents, beginning
  of period                                        5,549          3,069

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                           6,233          7,785


SUPPLEMENTAL DISCLOSURES OF CASH PAID:

   Interest paid                                   4,026          3,739

   Income taxes paid                                 364            410


NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

  Transfers from loans to real
    estate acquired through
    foreclosure                                      306            121

  Proceeds from sales of foreclosed
    real estate financed through
    loans                                            200              0

  Total increase (decrease) in
    unrealized gain (loss) on
    securities available for sale                    205            191


                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The registrant believes that the disclosures made are adequate to make the information presented a fair representation of the Corporation's financial status.

     In the opinion of management, the accompanying consolidated financial statements for the six-month periods ended June 30, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the six-month period ended June 30, 1998, is not necessarily the result to be expected for the full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

SFAS No. 130

     The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholder's equity except those resulting from investments and distributions to owners. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholder's equity. Prior year financial statements have been restated to conform to the requirements of Statement 130. The statement requires that the accumulated other comprehensive income be descriptively labeled in the shareholder's equity (loss) on available for sale securities that were previously reported. The Corporation has included this new reporting information in Part I of this Form 10-Q.
  <PAGE 9>
DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION

SFAS No. 131

     The Company adopted SFAS No. 131 on January 1, 1998. This Statement establishes standards for the way public companies report information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, therefore adoption of this Statement had no impact on the accompanying consolidated financial statements.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT
BENEFITS

SFAS No. 132

     The Company adopted SFAS No. 132 on January 1, 1998.  This
Statement: (1) revises employers' disclosures about pension and other post-retirement benefit plans; (2) standardizes the disclosure requirements for benefits of such plans; (3) requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis; and (4) eliminates certain disclosures that are no longer useful. Most of the changes in the disclosure provisions of this Statement address defined benefit plans. The Company's adoption of SFAS No. 132 had no effect on disclosure requirements nor did it have any effect on operating results or financial position.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank of Susquehanna County (the "Bank"), provides financial services to individuals and businesses within the Bank's market area made up of Susquehanna, Wyoming and northern Lackawanna Counties in Pennsylvania, and southern Broome County in New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

FINANCIAL CONDITION

     Cash and Cash Equivalents:

     At June 30, 1998, cash, federal funds sold and deposits with other banks totaled $6.233 million, a decrease of $1.511 million compared to $7.784 million at June 30, 1997.

     Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due.

     Investments:

     Investments totaled $82.570 million on June 30, 1998;
decreasing $12.426 million compared to June 30, 1997, totaling
$94.996 million. The decrease in the investment portfolio can be attributed to the effect of the increase in the loan portfolio and slower deposit growth.

     The total investment portfolio is held in available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

     Management monitors the earnings performance and effectiveness of the liquidity of the investment portfolio on a monthly basis through the Asset/Liability Committee ("ALCO") meetings. The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.
  <PAGE 11>
     Loans:

     The Bank's loan volume has continued to be strong through the first two quarters of 1998. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending, which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.

     On June 30, 1998, net loans totaled $132.009 million as compared to $109.755 million on June 30, 1997; an increase of $22.254 million in the past year. The loan to deposit ratio was 67.23% on June 30, 1998; compared to 57.30% on June 30, 1997.
During the second quarter of 1998 net loans grew from $128.902 million to $132.009 million. On March 31, 1998, the loan to deposit ratio was 65.76% as compared to 67.23% on June 30, 1998.

     Deposits:

     Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at June 30, 1998, were $198.582 million; compared to $194.225 million at June 30, 1997. This is an increase in deposits of $4.357 million or 2%. Comparing the second quarter 1998 ending balance to the first quarter 1998 ending balance, the deposit balance at June 30, 1998 was $198.582 million and the March 31, 1998 deposit balance was $197.187 million, an increase of $1.395 million.

     Borrowings:

     The Bank utilizes borrowing as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from FHLB.

     Total borrowings at June 30, 1998 were $4.925 million as compared to $4.755 million on June 30, 1997, a slight increase of $170 thousand. Comparing the first two quarters of 1998, borrowings were $3.401 million on March 31, 1998, showing an increase of $1.524 million during the second quarter.

     Capital:

     The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality
<PAGE 12> credit ratings.  As of June 30, 1998, regulatory
capital to total assets was 9.65% as compared to 8.97% on June 30, 1997.

     The Corporation has complied with the standards of capital adequacy mandated by the banking regulator. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk-weighted assets ratio is 17.06% and the total capital ratio to total risk-weighted assets ratio is 18.31%. The Corporation is deemed to be well-capitalized under regulatory standards.

     Liquidity and Interest Rate Sensitivity:

     Liquidity measures an organization's ability to meet cash obligations as they come due. The consolidated statement of cash flows presented in the accompanying financial statements included in Part I of this Form 10-Q provide analysis of the Corporation's cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation's liquid assets.

     The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

     The following table sets forth the Bank's interest rate sensitivity as of June 30, 1998.

               INTEREST RATE SENSITIVITY ANALYSIS
                          June 30, 1998
                         (in thousands)

                                                         Maturity or Repricing In:
Rate Sensitive Assets               3 Months     3-6 Months     6-12 Months     1-5 Years     Over 5 Years
Loans                                23,616        10,861         19,132         43,092          35,308
Securities                           24,964         3,049          9,019         36,624          12,529
Federal Funds Sold                      600             0              0              0               0
Total Rate Sensitive Assets          49,180        13,910         28,151         79,716          47,837
Cumulative Rate Sensitive Assets     49,180        63,090         91,241        170,957         218,794

  <PAGE 13>
Rate Sensitive Liabilities            3 Months     3-6 Months     6-12 Months     1-5 Years     Over 5 Years
Interest Bearing Checking             1,579             0              0              0          14,213
Money Market Deposits                20,907         2,619              0              0          13,095
Regular Savings                       3,182             0              0              0          28,639
CDs and IRAs                         14,513        13,096         29,565         32,347           1,912
Short-term Borrowings                 4,925             0              0              0               0

Total Rate Sensitive Liabilities     45,106        15,715         29,565         32,347          57,859
Cumulative Rate Sensitive
  Liabilities                        45,106        60,821         90,386        122,733         180,592

Period Gap                            4,074        -1,805         -1,414         47,369         -10,022
Cumulative Gap                        4,074         2,269            855         48,224          38,202
Cumulative RSA to RSL                109.03%       103.73%        100.95%        139.29%         121.15%
Cumulative Gap to Total Assets         1.77%         0.98%          0.37%         20.92%          16.50%


     The following assumptions have been made in the foregoing model. Non-interest bearing categories are shown to reprice 10% of balances in the "within 3 months" period (all repricing within the first month) and the remaining balances in the last period. NOW accounts and regular Savings accounts also reprice 10% of balances in the "within 3 months" and the remaining balances in the last period. Management can change these rates, but such changes are infrequent and incrementally small. History has shown a strong core deposit relationship in these accounts and little or no run-off if rates change in these products.
Repayment for principal for mortgage backed securities are projected by expected cash flows as evidenced by recent history. Repayment of principal for loan categories are projected at expected maturity (amortization) for fixed rate products and the next repricing date for variable rate products.

RESULTS OF OPERATIONS

     Net Interest Income:

     Net interest income increased by $344 thousand and $119 thousand, or 9.40% and 6.27%, respectively for the six months and quarter ended June 30, 1998, as compared to the same periods in 1997. Average interest earning assets increased $37.795 million or 21% for the six months and quarter ended June 30, 1998, as compared to the same periods in 1997. Average interest-bearing liabilities increased only $13.229 million or 7% for the same six months and quarter end comparison. The net interest margin was 3.925% for the period ended June 30, 1998 and 3.766% for the period ended June 30, 1997.

     Interest Income:

     Interest and fees on loans for the six months and quarter ended June 30, 1998, totaled $5.6 million and $2.8 million, reflecting increases of $844 thousand, or 17.9%, and $409 thousand, or 17.1%, respectively, over the comparable periods in 1997.
  <PAGE 14>
     Interest on investments for the six months and the quarter ended June 30, 1998, totaled $2.5 million and $1.3 million, reflecting decreases of $255 thousand or 9.1% and $276 thousand or 22.1% respectively, over the comparable periods in 1997.

     These amounts reflect the transition of asset utilization:
as more loans are being made, funds are being provided in a large part by maturing investments.

     Interest Expense:

     Interest expense for the six months and the quarter ended June 30, 1998, totaled $4.022 million and $2.005 million, compared to $3.792 million and $1.977 million in 1997, reflecting an increase of $230 thousand, or 6.1%, and $28 thousand, or 1.4% respectively, over the comparable periods in 1997. The larger difference in the six months comparison reflects the effect of the extra deposits costs in January and February 1998 for the acquired deposits from the branch purchases in Wyoming County in March 1997.

     Provision for Loan Loss:

     The provision for loan losses for the quarter ending
June 30, 1998 increased by $15,000 from the corresponding period in 1997. This increase reflects the rise in charge-offs for the first six months of 1998.

     As of the end of the second quarter of 1998, charge-offs totaled $55.7 thousand as compared to $20.1 thousand for the same six-month period in 1997.

     Senior management utilizes detailed analysis of the portfolio to determine the adequacy of the loan loss allowance and to establish monthly provisions. The process considers all "problem loans" including classified, criticized and monitored loans. Prior loss history and current trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and updated monthly. This list is reviewed by the ALCO on a monthly basis. The Bank has not had nor presently has any foreign loans outstandings. In addition, no know concentrations of credit presently exist. Based upon this analysis, senior management has concluded that the allowance for loan loss is adequate.

     Other Operating Income:

     Other operating income decreased $76 thousand when comparing the same three-month periods, second quarter 1998 to second quarter 1997, but increased $24 thousand over the six-month periods comparison of June 1998 to June 1997. This difference is due to $107 thousand in gains on security sales realized in the second quarter of 1997 and no gains realized in the second quarter of 1998. Service charges on deposit accounts increased $21 thousand comparing second quarter 1997 and 1998. This
<PAGE 15> increase is due to a greater emphasis on collecting a higher percentage of demand deposit service charges, notably for overdrafts and returned checks. Other operating income also increased $11 thousand for the second quarter of 1998 as compared to the same quarter in 1997. This was largely due to a settlement from membership fees disbursed at the dissolution of a local credit bureau association.

     Other Operating Expenses:

     Non-interest expense went down by $51 thousand during the second quarter of 1998 as compared to the second quarter of 1997. For the six months ended June 30, 1998, total non-interest expenses increased by $133 thousand over the same six months period in 1997. The decrease in the three months comparison is due to the one-time charges that were incurred when new offices were added in Wyoming County and new software was installed during the second quarter of 1997. The higher six months numbers reflect the additional costs for staff and occupancy of the new buildings. Also furniture and equipment costs are $13 thousand higher for the three months period and $54 thousand higher for the six months period reflecting the cost of the new equipment and software purchased in 1997. Professional fees and outside services are higher by $21 thousand for the quarter and $37 thousand higher for the first two quarters of 1998 over 1997. This increase is due to additional costs involved in legal fees for recovery on problem loans.

     Employee salaries, the largest component of non-interest expense, increased $5 thousand and $37 thousand respectively, for the three-month and six-month periods ended June 30, 1998 compared to 1997. It is the goal of the Bank to be fair and competitive in remuneration to employees and wages and salaries are adjusted at least annually. Attrition and the use of more part-time employees have been a factor in the slower growth in this non-interest expense for the periods being compared. In January 1998, management implemented an employee task force to work on staffing efficiencies. Some impact can be seen in the second quarter numbers due to these efforts. The comparison of the six-month results is affected by the acquisition of the two Wyoming County offices in March 1997. In the first quarter of 1998, employee expenses increased significantly from the additional salaries in the Tunkhannock and Meshoppen offices that were not applicable in 1997.

     Income Tax Provision:

     The income tax provision was $228 thousand and $433 thousand for the three-month and six-month periods ended June 30, 1998 compared to $186 thousand and $368 thousand for the same periods in 1997.
  <PAGE 16>
     Year 2000 Compliance:

     The Bank utilizes software and related computer technologies essential to its operations that can be effected by the Year 2000 issues. In 1997, the Bank assigned a senior officer and the compliance committee the responsibility to address the risks of the critical internal bank systems as well as external and environmental systems. A comprehensive plan was developed detailing an inventory of systems, actions to be taken and a time frame for implementation.

   CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

     Except for historical information, this Report may be deemed to contain "forward looking" information. Examples of forward looking information include, but are not limited to
(a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses.
Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward-looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

Item 3.   Quantitative and Qualitative Disclosure About Market
          Risk

     The information set forth under the caption "Liquidity and Interest Sensitivity" under Item 2, Part I is incorporated herein by reference.

                             PART II

                 PEOPLES FINANCIAL SERVICES, INC


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

     The Corporation held its 1998 Annual Meeting of Shareholders (the "Meeting") on April 25, 1998 for the purpose of (i) electing three Class III Directors to hold office for a period of three years from the date of election and until their successors shall have been elected and qualified, (ii) ratifying the appointment by the Board of Directors of Prociak & Associates, LLC, Certified Public Accountants, as the independent auditors for the year ending December 31, 1998 and (iii) acting upon the Peoples Financial Services Corp. 1998 Stock Option Plan (the "1998 Stock Option Plan").

     At the Meeting, all of the nominees of the Corporation's Board of Directors were elected, the 1998 Stock Option Plan was approved and the Board of Directors' appointment of Prociak & Associates, LLC was ratified by the Corporation's shareholders, as follows:

     1.   Election of Class III Directors:

          Nominee                 Votes For       Votes Withheld

          Gerald R. Pennay        624,361             11,436
          Thomas F. Chamberlain   621,141             14,656
          Virginia M. Turner      634,982                815

     2.   Approval of 1998 Stock Option Plan:

                                                 Abstentions and
          Votes For       Votes Against          Broker Nonvotes

           595,876           23,261                  16,660
  <PAGE 18>
     3.   Ratification of Prociak & Associates, LLC as
          Independent Auditors:

                                                 Abstentions and
          Votes For       Votes Against          Broker Nonvotes

           607,251           15,366                  13,180


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

          10.1 Peoples Financial Services Corp. 1998 Stock
               Option Plan

          27   Financial Data Schedule

     (B)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 14, 1998        PEOPLES FINANCIAL SERVICES, INC.
                              (Registrant)


                              By/s/ Debra Dissinger
                                    Debra Dissinger
                                    Chief Accounting Officer
<PAGE 20>