Form 10-Q
period 1998-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 1998-11-16
CIK 1056943

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

Number of shares outstanding as of September 30, 1998

COMMON STOCK ($2.00 Par Value)                    2,180,436
(Title of Class)                             (Outstanding Shares)

                PEOPLES FINANCIAL SERVICES CORP.
                            FORM 10-Q

            For the Quarter Ended September 30, 1998

                            Contents

                                                       Page No.

PART I.        FINANCIAL INFORMATION.

     Item 1.   Financial Statements.

               Consolidated Statement of Financial
               Condition as of September 30, 1998
               (Unaudited) and December 31, 1997.           3

               Consolidated Statement of Income
               (Unaudited) for the Nine and Three
               Month Periods Ended September 30, 1998
               and 1997.                                    4

               Consolidated Statement of Comprehensive
               Income (Unaudited) for the Nine and
               Three Month Periods Ended September 30,
               1998 and 1997.                               5

               Consolidated Statement of Shareholders'
               Equity (Unaudited) for the Nine Month
               Periods Ended September 30, 1998 and 1997.   6

               Consolidated Statement of Cash Flows
               (Unaudited) for the Nine Month Periods
               Ended September 30, 1998 and 1997.           7

               Notes to Consolidated Financial Statements.  9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                  11

     Item 3.   Quantitative and Qualitative Disclosure      18
               About Market Risks

PART II        OTHER INFORMATION                            19

     Item 6.   Exhibits and Reports on Form 8-K.            19

                             PART I
Item 1
                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
            September 30, 1998 and December 31, 1997
                         (in thousands)

                                                September 30,   December 31,
                                                   1998            1997
                                                (unaudited)
                             ASSETS
Cash and due from banks                         $  2,279        $  2,402
Interest-bearing deposits in other banks           1,853           3,147
Federal Funds Sold                                     0               0
Investment securities available for sale          88,770          88,149
Loans                                            138,118         126,853
   Less:  Unearned income                            (43)            (67)
          Allowance for loan losses               (1,711)         (1,676)
   Net loans                                     136,364         125,110

Premises and equipment                             3,558           3,756
Accrued interest receivable                        1,665           1,777
Other assets                                       4,440           4,379

       Total assets                             $238,929        $228,720

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Non-interest bearing                         $ 22,366        $ 20,104
   Interest bearing                              182,336         173,488
     Total deposits                              204,702         193,592

Short-term borrowings                              6,331           9,275
Accrued interest payable                             663             663
Other liabilities                                    540             546

       Total liabilities                         212,236         204,076

Stockholders' equity:
  Common stock, par value $2 per share,
    12,500,000 shares authorized; 2,180,436
    and 2,185,825 shares issued and
    outstanding at September 30, 1998 and
    December 31, 1997, respectively                4,455           4,455
   Surplus                                         4,455           4,455
   Undivided profits                              17,623          15,912
   Unrealized gain (loss) on securities
     available for sale, net of applicable
     deferred income taxes                           834             371
   Less:  treasury stock, at cost (47,064 in
     1998 and 41,675 in 1997)                       (674)           (549)
        Total stockholders' equity                26,693          24,644

        Total liabilities and stockholders'
          equity                                $238,929        $228,720

                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands)

                                                     Nine Months Ended                 Nine Months Ended
                                                       September 30                      September 30
                                                     1998          1997              1998           1997
                                                        (unaudited)                      (unaudited)
Interest income:
   Interest and fees on loans                     $8,464        $7,279            $2,897         $2,556
   Interest on investments:
     Taxable                                       2,553         3,222               840          1,119
     Tax exempt                                    1,109           918               373            354
     Dividends                                        39            46                16             14
   Interest on deposits in other banks                40            92                14              7
   Interest on federal funds sold                     41            17                 7             13
       Total interest income                      12,246        11,574             4,147          4,063

Interest expense:
   Interest on deposits                            5,916         5,723             2,036          2,026
   Interest on borrowed funds                        202           117                60             22
       Total interest expense                      6,118         5,840             2,096          2,048

       Net interest income                         6,128         5,734             2,051          2,015
Provision for loan losses                            130            90                55             30
       Net interest after provision
         for loan losses                           5,998         5,644             1,996          1,985

Other income:
   Service charges and customer
     service fees                                    759           628               270            239
   Other income                                       48           151                21             24
   Investment securities gains, net                   53            15                20              6
       Total other income                            860           794               311            269

Other expenses:
   Salaries and employee benefits                  1,759         1,730               602            610
   Occupancy expense, net                            232           227                75             97
   Equipment expense                                 320           238               110             82
   FDIC insurance and assessments                     66            60                22             22
   Professional fees and outside services            168           126                52             47
   Computer service and supplies                     196           299                72            151
   Taxes, other than payroll and income              166           151                56             50
   Other operating expenses                          871           894               306            315
       Total other expense                         3,778         3,725             1,295          1,374

Income before taxes                                3,080         2,713             1,012            880
Provision for income tax                             635           576               202            209
Net income                                        $2,445        $2,137            $  810         $  671

Net income per share (Basic & Diluted)            $ 1.12        $ 0.98           $ 0.37         $ 0.31

                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (in thousands)


                                                           Nine Months Ended           Three Months Ended
                                                             September 30,                September 30,
                                                          ----------------------     -----------------------
                                                             1998        1997           1998        1997
                                                          ----------  ----------     ----------  -----------
                                                               (unaudited)                 (unaudited)

Net Income                                                $2,445      $2,137         $  810      $  671

Other Comprehensive Income:
  Unrealized gains/loss on available for sale securities     750         878            518         560

      Less:  reclassification adjustment for <gain> loss
             included in net income                          <48>        <66>           <21>         61

Other Comprehensive Income/Loss Before Tax                   702         812            497         621

Applicable Income Tax Expense                                239         276            169         211

Other Comprehensive Income/Loss, Net of Taxes                463         536            328         410
                                                          ------      ------         ------      ------
TOTAL Comprehensive Income                                 2,908       2,673          1,138       1,081
                                                          ======      ======         ======      ======


                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                         (in thousands)


                                                                                  Unrealized Loss
                                                                                  on Investment and
                                                                                   Mortgage-backed
                                                                                      Securities
                                              Common                   Undivided  Available-for-sale    Treasury
                                              Stock        Surplus     Profits       Net of Taxes        Stock         Total
                                          -------------  -----------  ----------  -------------------  ----------     ----------
BALANCE, December 31, 1996                $ 4,455        $ 4,455      $13,636      $   (346)           $   (487)      $21,713

Net Income for the nine months ended
  June 30, 1997                                                         2,137                                           2,137

Cash dividends paid                                                      (525)                                           (525)

Treasury stock purchase                                                                                     (30)          (30)

Change in unrealized gain (loss)
  on securities available for sale,
  net of taxes                            _______        _______      _______          536             ________           536

Balance, September 30, 1997 (unaudited)   $ 4,455        $ 4,455      $15,248      $   190             $   (517)      $23,831
                                          =======        =======      =======      ========            ========       =======


BALANCE, December 31, 1997                $ 4,455        $ 4,455      $15,912      $    371            $   (549)      $24,644

Net Income for the nine months ended
  September 30, 1998                                                    2,445                                           2,445

Cash dividends paid                                                      (734)                                           (734)

Treasury stock purchase                                                                                    (125)         (125)

Change in unrealized gain (loss)
  on securities available for sale,
  net of taxes                            _______        _______      _______          463             ________           463

Balance, September 30, 1998 (unaudited)   $ 4,455        $ 4,455      $17,623      $   834             $   (674)      $26,693
                                          =======        =======      =======      ========            ========       =======


                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         (in thousands)

                                                       Nine Months Ended
                                                        September 30
                                                    1998           1997
                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                    $  2,445       $  2,137

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

    Depreciation and amortization                    527            417
    Provision for loan losses                        130             90
    (Gain) loss on sale of equipment                   2              6
    (Gain) loss on sale of other real
      estate                                           2              6
    Amortization of securities' premium
      and accretion of Discounts                      87            (58)
    Losses (gains) on sale of investment
      securities, net                                (48)           (66)
    (Increase) in accrued interest
      receivable                                     112           (415)
    (Increase) decrease in other assets             (126)           (64)
    Increase (decrease) in accrued
      interest payable                                -0-            98
    Increase (decrease) in other
      liabilities                                     (6)            70
  Total Adjustments

      Net cash provided by
        operating activities                       3,125          2,221

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of available for
    sale securities                                7,111          9,781
  Proceeds from maturities of available
    for sale securities                           11,978         32,171
  Purchase of available for sale
    securities                                   (22,420)       (68,811)
  Principal payment on mortgage-backed
    securities                                     3,374          1,430
  Net increase in loans                          (11,785)       (11,904)
  Proceeds from sale of premises
    and equipment                                      1              5
  Purchase of premises and equipment                (137)          (898)
  Proceeds from sale of other real
    estate                                            30             80
  Purchase of intangible assets                        0         (3,875)

    Net cash used in investing
      activities                                 (11,848)       (42,021)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash dividends paid                               (734)          (525)
  Increase in deposits                            11,110         41,592
  Net decrease in long-term borrowing                  0              0
  Net increase (decrease) in short-
    term borrowing                                (2,945)         1,019
   Purchase of treasury stock                       (125)           (30)

    Net cash provided by financing
      activities                                   7,306         42,056

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (1,417)         2,256
Cash and cash equivalents, beginning
  of period                                        5,549          3,069

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                           4,132          5,325


SUPPLEMENTAL DISCLOSURES OF CASH PAID:

   Interest paid                                   6,119          5,741

   Income taxes paid                                 579            783


NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

  Transfers from loans to real
    estate acquired through
    foreclosure                                     $601           $163
                                                    ====           ====

  Proceeds from sales of foreclosed
    real estate financed through
    loans                                           $200             $0
                                                    ====           ====

  Total increase (decrease) in
    unrealized gain (loss) on
    securities available for sale                   $702           $812
                                                    ====           ====

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

     In the opinion of management, the accompanying consolidated financial statements for the nine-month periods ended
September 30, 1998 and 1997 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the nine-month period ended September 30, 1998, is not necessarily the result to be expected for the full year.

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

3.   COMMON STOCK

     On September 15, 1998, the Corporation effected a 5-for-2 stock split to shareholders of record on August 15, 1998. Earnings per share amounts and weighted average shares outstanding have been restated to give effect to the stock split. In connection with the stock split, the Corporation amended it's Articles of Incorporation to authorize 12,500,000 shares of $2 par value common stock. The following schedule shows the resultant weighted average shares outstanding for the period.

                Nine Months Ended          Three Months Ended
                  September 30,               September 30,
               1998          1997          1998          1997

Basic        2,184,011     2,188,963     2,183,382     2,188,569

Diluted      2,185,345     2,188,963     2,186,049     2,188,569

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank of Susquehanna County (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency.

FINANCIAL CONDITION

     Cash and Cash Equivalents:

     At September 30, 1998, cash, federal funds sold and deposits with other banks totaled $4.132 million; a decrease of $1.193 million compared to $5.325 million at September 30, 1997.

     Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due.

     Investments:

     Investments totaled $88.770 million on September 30, 1998; decreasing $9.726 million compared to September 30, 1997, totaling $98.496 million. The decrease in the investment portfolio is directly attributable to the increase in loan demand.

     The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

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

     Loans:

     The Bank's loan volume has continued to be strong through the first three quarters of 1998. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.

     On September 30, 1998, net loans totaled $136.364 million as compared to $117.138 million on September 30, 1997; an increase of $19.226 million in the past year. The loan to deposit ratio was 67.45% on September 30, 1998; compared to 59.87% on September 30, 1997. During the third quarter of 1998 net loans grew from $132.009 million to $136.364 million. On June 30, 1998, the loan deposit ratio was 67.23% as compared to 67.45% on September 30, 1998.

     Deposits:

     Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at September 30, 1998, were $204.702 million; compared to $198.521 million at September 30, 1997. This is an increase in deposits of $6.181 million or 3%. Comparing the third quarter ending balance to the second quarter ending balance, the deposit balance at September 30, 1998, was $204.702 million and the June 30, 1998 deposit balance was $198.582 million, an increase of $6.12 million.

     Borrowings:

     The Bank utilizes borrowing as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from FHLB.

     Total borrowings at September 30, 1998, were $6.330 million as compared to $7.732 million on September 30, 1997 a decrease of $1.402 million. Comparing the second and third quarters of 1998, borrowings were $4.925 million on June 30, 1998, showing an increase of $1.405 million during the third quarter.

     Capital:

     The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of September 30, 1998, regulatory capital to total assets was 9.44% as compared to 8.99% on September 30, 1997.

     The Corporation has complied with the standards of capital adequacy mandated by the banking regulator. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 16.53% and the total capital ratio to total risk weighted assets ratio is 17.77%. The Corporation is deemed to be well capitalized under regulatory standards.

     On September 15, 1998, the Corporation effected a 5-for-2 stock split to shareholders of record on August 15, 1998.

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

The following table sets forth the Bank's interest rate sensitivity as of September 30, 1998.

               INTEREST RATE SENSITIVITY ANALYSIS
                       September 30, 1998
                         (in thousands)

                                                         Maturity or Repricing In:
Rate Sensitive Assets               3 Months     3-6 Months     6-12 Months     1-5 Years     Over 5 Years
Loans                                18,350         9,511         28,184         44,178          36,141
Securities                           21,192         5,449         11,635         36,122          16,226
Federal Funds Sold                        0             0              0              0               0
Total Rate Sensitive Assets          39,542        14,960         39,819         80,300          52,367
Cumulative Rate Sensitive Assets     39,542        54,502         94,321        174,621         226,988


Rate Sensitive Liabilities            3 Months     3-6 Months     6-12 Months     1-5 Years     Over 5 Years
Interest Bearing Checking             1,528             0              0              0          13,756
Money Market Deposits                25,021         2,489              0              0          12,444
Regular Savings                       3,085             0              0              0          27,761
CDs and IRAs                         15,978        17,777         27,824         31,305           2,089
Short-term Borrowings                 6,330             0              0              0           1,127

Total Rate Sensitive Liabilities     51,942        20,266         27,824         31,305          57,177
Cumulative Rate Sensitive
  Liabilities                        51,942        72,208        100,032        131,337         188,514

Period Gap                          -12,400        -5,306         11,995         48,995          -4,810
Cumulative Gap                      -12,400       -17,706         -5,711         43,284          38,474
Cumulative RSA to RSL                 76.13%        75.48%         94.29%        132.96%         120.41%
Cumulative Gap to Total Assets        -5.20%        -7.43%         -2.40%         18.15%          16.14%


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

RESULTS OF OPERATIONS

     Net Interest Income:

     Net interest income increased by $394 thousand and $36 thousand, or 6.87% and 1.79%, respectively for the nine months and quarter ended September 30, 1998, as compared to the same periods in 1997. Earning assets increased $8.175 million or 3.7% for September 30, 1998, as compared to September 30, 1997. Interest bearing liabilities have increased less than 1% or 1.4 million over September 1997 totals. The net interest margin was 3.663% for September 1998 and 3.735% for the period ended September 30, 1997.

     Interest Income:

     Interest and fees on loans for the nine months and quarter ended September 30, 1998, totaled $8.4 million and $2.9 million, reflecting increases of $1.185 million or 16.3% and $341 thousand or 13.3% respectively, over the comparable periods in 1997. The loan portfolio grew $19.1 million from a total of $118.9 million in September 1997 to $138.1 million in September 1998.

     Interest on investments for the nine months and the quarter ended September 30, 1998, totaled $3.8 million, year to date, and $1.2 million for the quarter which reflects decreases of $513 thousand or 11.9% and $257 thousand or 17% respectively, over the comparable period in 1997. Reinvestments of maturing investments in loans increased because of loan demand which shows in these numbers.

     Interest Expense:

     Interest expense for the nine months and the quarter ended September 30, 1998, totaled $6.118 million and $2.096 million, compared to $5.840 million and $2.048 million in 1997, reflecting an increase of $278 thousand or 4.76%, year to date, and $48 thousand or 2.34% for quarter end, respectively, over the comparable periods in 1997. The larger difference in the nine months comparison reflects the effect of the extra deposits costs in January and February of 1998 for the acquired deposits from the branch purchases in Wyoming County in March of 1997.
Although deposit rates were dropped on statement savings on September 1st, our interest expense for the quarter does not show significant reduction in cost of funds for deposits. This is because of the added volume of $6.2 million, year to date, and $1.8 million in additional deposits for the quarter.

     Provision for Loan Loss:

     The provision for loan loss for the third quarter ending
September 30, 1998 increased by $3 thousand from the corresponding period in 1997.

     As of the end of the third quarter 1998, charge-offs totaled
$125 thousand, net charge-offs totaled $95 thousand as compared to $64 thousand and $46 thousand respectively for the same nine months period in 1997.

     Senior management utilizes detailed analysis of the loan portfolio monthly to determine loan loss reserve adequacy. The process considers all "problem loans" including classified, criticized and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored monthly. This list is reviewed by the Board of Directors on a monthly basis. The Bank has not had nor presently has any foreign loans. In addition, the Bank does not have any concentrations of credit. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.

     Other Operating Income:

     Other operating income increased $42 thousand when comparing the same three month period, third quarter 1998 to third quarter 1997, and increased $66 thousand over the nine months period comparison of September 1998 to September 1997. Service Charge Fee Income is up $131 thousand for the entire nine months, with the third quarter contributing $31 thousand. Gains and losses on security sales were $3 thousand less this year when comparing third quarter 1997 to 1998. The total gains and losses year to date in 1998 is $103 thousand less than the year to date total in 1997.

     Other Operating Expenses:

     Non-Interest expense went down by $79 thousand during the third quarter of 1998 as compared to the third quarter of 1997. For the nine months ended September 30, 1998, total non-interest expenses increased by $53 thousand over the same nine months period in 1997. The decrease in the third quarter comparison is due to the one-time charges that were incurred when the new software was installed in 1997. The higher nine-month year to date numbers reflects the additional costs for staff and occupancy of the new buildings. Also furniture and equipment costs are $28 thousand higher for the third quarter and $82 thousand higher for the nine month year to date period reflecting the cost of the new equipment and software purchased in 1997. Professional fees and outside services are higher by $5 thousand for the quarter and $42 thousand higher for the first three quarters of 1998 over 1997. This increase is due to additional costs involved in legal fees for recovery on problem loans.

     Employee salaries, the largest component of non-interest, decreased $8 thousand for the third quarter of 1998 and increased only $29 thousand, as compared to the same year to date period of 1997. It is the goal of the Bank to be fair and competitive in remuneration to employees and wages and salaries are adjusted at least annually. Attrition and the use of more part time employees have been a factor in the slower growth in this non-interest expense for the periods being compared. In January 1998, management implemented an employee task force to work on staffing efficiencies. Some impact can be seen in the quarter and year to date numbers due to these efforts. In the first quarter of 1998, employee expenses increased significantly from the additional salaries in the Tunkhannock and Meshoppen offices that were applicable in 1997 which has carried forward in the year to date totals.

     Income Tax Provision:

     The income tax provision was $202 thousand and $635 thousand for the three-month and nine-month periods ended September 30, 1998 compared to $209 thousand and $576 thousand for the same periods in 1997.

     Year 2000 Compliance:

     The Bank utilizes software and related computer technologies essential to its operations that can be affected by the Year 2000 issues.

     In 1997, the Bank assigned a senior officer and the compliance committee the responsibility to address the risks of the critical internal bank systems as well as external and environmental systems.

     A comprehensive plan was developed for assessment, review, remediation, testing, and contingency planning.

     The assessment, review and remediation stages involved creating inventory listings of internal and external sources of hardware, software, and environmental systems, and then installing all the necessary updates to put all systems at the required Year 2000 level or version. The loan portfolio was also inventoried. Selected borrowers were contacted to assess their Year 2000 readiness to determine the adequacy of our allowances for loan losses.

     In the third quarter, the Bank participated in a public awareness campaign through mailings, lobby materials, survey cards, and calling officer visits.

     The project is now at the testing and contingency planning phase.

   CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

     Except for historical information, this Report may be deemed to contain "forward looking" information. Examples of forward looking information may include, but are not limited to
(a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses.
Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

Item 3.   Quantitative and Qualitative Disclosure About Market
          Risks

     The information set forth under the caption "Liquidity and Interest Sensitivity" under Item 2, Part I is incorporated herein by reference.

                             PART II

                PEOPLES FINANCIAL SERVICES CORP.


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

     (c) The Corporation filed a Current Report on Form 8-K, dated August 14, 1998, to report earnings for the second quarter of 1998, announce the declaration of a cash dividend of $.29 per share and announce the 5-for-2 stock split effected on September 15, 1998.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 13, 1998      PEOPLES FINANCIAL SERVICES, INC.
                              (Registrant)


                              By/s/ Debra Dissinger
                                    Debra Dissinger
                                    Chief Accounting Officer