Form 10-Q/A
period 1998-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 1998-12-02
CIK 1056943

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-Q/A

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

( )  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                            .

                           No. 0-23863
                    (Commission File Number)

                PEOPLES FINANCIAL SERVICES CORP.
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
(Title of Class)                             (Outstanding Shares)

                PEOPLES FINANCIAL SERVICES CORP.
                           FORM 10-Q/A

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

                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands)

                                                     Nine Months Ended                 Three Months Ended
                                                       September 30                      September 30
                                                     1998          1997              1998           1997
                                                        (unaudited)                      (unaudited)
Interest income:
   Interest and fees on loans                     $8,464        $7,279            $2,897         $2,556
   Interest on investments:
     Taxable                                       2,553         3,222               840          1,119
     Tax exempt                                    1,109           918               373            354
     Dividends                                        39            46                16             14
   Interest on deposits in other banks                40            92                14              7
   Interest on federal funds sold                     41            17                 7             13
       Total interest income                      12,246        11,574             4,147          4,063

Interest expense:
   Interest on deposits                            5,916         5,723             2,036          2,026
   Interest on borrowed funds                        202           117                60             22
       Total interest expense                      6,118         5,840             2,096          2,048

       Net interest income                         6,128         5,734             2,051          2,015
Provision for loan losses                            130            90                55             30
       Net interest after provision
         for loan losses                           5,998         5,644             1,996          1,985

Other income:
   Service charges and customer
     service fees                                    759           628               270            239
   Investment securities gains, net                   48           151                21             24
   Other income                                       53            15                20              6
       Total other income                            860           794               311            269

Other expenses:
   Salaries and employee benefits                  1,759         1,730               602            610
   Occupancy expense, net                            232           227                75             97
   Equipment expense                                 320           238               110             82
   FDIC insurance and assessments                     66            60                22             22
   Professional fees and outside services            168           126                52             47
   Computer service and supplies                     196           299                72            151
   Taxes, other than payroll and income              166           151                56             50
   Other operating expenses                          871           894               306            315
       Total other expense                         3,778         3,725             1,295          1,374

Income before taxes                                3,080         2,713             1,012            880
Provision for income tax                             635           576               202            209
Net income                                        $2,445        $2,137            $  810         $  671

Net income per share (Basic & Diluted)            $ 1.12        $ 0.98           $ 0.37         $ 0.31

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
                                          =======        =======      =======      ========            ========       =======


                See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                         (in thousands)

                                                       Nine Months Ended
                                                        September 30
                                                    1998           1997
                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                    $  2,445       $  2,137

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

    Depreciation and amortization                    527            417
    Provision for loan losses                        130             90
    (Gain) loss on sale of equipment                   2              6
    (Gain) loss on sale of other real
      estate                                           2              6
    Amortization of securities' premium
      and accretion of Discounts                      87            (58)
    Losses (gains) on sale of investment
      securities, net                                (48)           (66)
    (Increase) in accrued interest
      receivable                                     112           (415)
    (Increase) decrease in other assets             (126)           (64)
    Increase (decrease) in accrued
      interest payable                                -0-            98
    Increase (decrease) in other
      liabilities                                     (6)            70
  Total Adjustments

      Net cash provided by
        operating activities                       3,125          2,221

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of available for
    sale securities                                7,111          9,781
  Proceeds from maturities of available
    for sale securities                           11,978         32,171
  Purchase of available for sale
    securities                                   (22,420)       (68,811)
  Principal payment on mortgage-backed
    securities                                     3,374          1,430
  Net increase in loans                          (11,785)       (11,904)
  Proceeds from sale of premises
    and equipment                                      1              5
  Purchase of premises and equipment                (137)          (898)
  Proceeds from sale of other real
    estate                                            30             80
  Purchase of intangible assets                        0         (3,875)
  <PAGE 7>
    Net cash used in investing
      activities                                 (11,848)       (42,021)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash dividends paid                               (734)          (525)
  Increase in deposits                            11,110         41,592
  Net decrease in long-term borrowing                  0              0
  Net increase (decrease) in short-
    term borrowing                                (2,945)         1,019
   Purchase of treasury stock                       (125)           (30)

    Net cash provided by financing
      activities                                   7,306         42,056

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (1,417)         2,256
Cash and cash equivalents, beginning
  of period                                        5,549          3,069

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                           4,132          5,325


SUPPLEMENTAL DISCLOSURES OF CASH PAID:

   Interest paid                                   6,119          5,741

   Income taxes paid                                 579            783


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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

SFAS No. 130

     The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all other changes in shareholder's equity except those resulting from investments and distributions to owners. The adoption of SFAS No. 130 had no impact on the Corporation's net income or shareholder's equity. Prior year financial statements have been restated to conform to the requirements of Statement 130. The statement requires that the accumulated other comprehensive income be descriptively labeled in the shareholder's equity (loss) on available for sale securities that were previously reported. The Corporation has included this new reporting information in Part I of this Form 10-Q/A.
  <PAGE 9>
DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION

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

     Capital:

     The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines.
<PAGE 12> Management seeks to maintain a level of capital
sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of September 30, 1998, regulatory capital to total assets was 9.44% as compared to 8.99% on September 30, 1997.

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


     The following assumptions have been made in the foregoing model. Non-interest bearing categories are shown to reprice 10% of balances in the "within 3 months" period (all repricing within the first month) and the remaining balances in the last period. NOW accounts and regular Savings accounts also reprice 10% of balances in the "within 3 months" and the remaining balances in
<PAGE 14> the last period.  Management can change these rates, but such changes are infrequent and incrementally small. History has shown a strong core deposit relationship in these accounts and little or no run-off if rates change in these products. Repayment for principal for mortgage backed securities are projected by expected cash flows as evidenced by recent history. Repayment of principal for loan categories are projected at expected maturity (amortization) for fixed rate products and the next repricing date for variable rate products.

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

     Interest Expense:

     Interest expense for the nine months and the quarter ended September 30, 1998, totaled $6.118 million and $2.096 million, compared to $5.840 million and $2.048 million in 1997, reflecting an increase of $278 thousand or 4.76%, year to date, and $48 thousand or 2.34% for quarter end, respectively, over the comparable periods in 1997. The larger difference in the nine months comparison reflects the effect of the extra deposits costs in January and February of 1998 for the acquired deposits from the branch purchases in Wyoming County in March of 1997.
Although deposit rates were dropped on statement savings on September 1st, our interest expense for the quarter does not show significant reduction in cost of funds for deposits. This is
<PAGE 15> because of the added volume of $6.2 million, year to date, and $1.8 million in additional deposits for the quarter.

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

     Other Operating Expenses:

     Non-Interest expense went down by $79 thousand during the third quarter of 1998 as compared to the third quarter of 1997. For the nine months ended September 30, 1998, total non-interest expenses increased by $53 thousand over the same nine months period in 1997. The decrease in the third quarter comparison is due to the one-time charges that were incurred when the new software was installed in 1997. The higher nine-month year to date numbers reflects the additional costs for staff and occupancy of the new buildings. Also furniture and equipment costs are $28 thousand higher for the third quarter and $82 thousand higher for the nine month year to date period reflecting the cost of the new equipment and software purchased in 1997. Professional fees and outside services are higher by $5 thousand
<PAGE 16> for the quarter and $42 thousand higher for the first three quarters of 1998 over 1997. This increase is due to additional costs involved in legal fees for recovery on problem loans.

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

     In the third quarter, the Bank participated in a public awareness campaign through mailings, lobby materials, survey cards, and calling officer visits.
       <PAGE 17>
     The project is now at the testing and contingency planning phase.

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

     None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits

          27   Financial Data Schedule*

     (b)  Reports on Form 8-K

     (c)  The Corporation filed a Current Report on Form 8-K,
dated August 14, 1998, to report earnings for the second quarter of 1998, announce the declaration of a cash dividend of $.29 per share and announce the 5-for-2 stock split effected on
September 15, 1998.
____________________
*    Previously filed.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  December 1, 1998       PEOPLES FINANCIAL SERVICES CORP.
                              (Registrant)


                              By/s/ Debra Dissinger
                                    Debra Dissinger
                                    Chief Accounting Officer
<PAGE 20>