Form 10-K
period 1998-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 1999-03-29
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission File Number: 000-23863

                        PEOPLES FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

          Pennsylvania                            23-2391852
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

50 Main Street, Hallstead, PA 18822
(Address of Principal Executive Officer) (Zip Code)

Registrant's telephone number, including area code (717) 879-2175

       Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Name of Each Exchange on Which
To be so Registered                      Each Class is to be Registered

     None                                              None

       Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, 2.00 par value
                                (Title of Class)

                                   2,177,576
             (Number of Shares Outstanding as of December 31, 1998)

                               TABLE OF CONTENTS


Part I

Item 1 Business............................................................ 1-8
Item 2 Properties............................................................ 9
Item 3 Legal Proceedings..................................................... 9
Item 4 Submission of Matters to a Vote of Security Holders................... 9


Part II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters.10
Item 6 Selected Financial Data.............................................. 11
Item 7 Management's Discussion and Analysis of Financial Condition and
     Results of Operation................................................ 12-29
Item 7A Quantitative and Qualitative Disclosure About Market Risk........... 30
Item 8 Financial Statements and Supplementary Data
     Independent Auditor's Report........................................... 31
     Consolidated Balance Sheets............................................ 32
     Consolidated Statements of Income...................................... 33
     Consolidated Statements of Comprehensive Income........................ 34
     Consolidated Statements of Stockholders' Equity........................ 35
     Consolidated Statements of Cash Flows............................... 36-37
     Notes to Consolidated Financial Statements.......................... 38-56
Item 9 Changes and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................... 57


Part III

Item 10 Directors and Executive Officers................................. 57-58
Item 11 Executive Compensation........................................... 58-63
Item 12 Share Ownership of Management and Directors......................... 64
Item 13 Certain Relationships and Related Transactions...................... 64


Part IV

Item 14 Exhibits and Reports on Form 8-K.................................... 64

PART 1

ITEM 1 BUSINESS


BRIEF HISTORY

Peoples Financial Services Corp. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986 and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank of Susquehanna County ("PNB" or the "Bank"). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form PNB. PNB is currently in its 93rd year of operation.



SUPERVISION AND REGULATION

The Company and PNB are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and PNB.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Federal Reserve Bank ("FRB"). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of the Company.

With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person or entity proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give 60 days written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

The Company's banking subsidiary is a federally-chartered national banking association regulated by the Office of the Comptroller of the Currency ("OCC"). The OCC may prohibit the institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law; regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

Enforcement actions may include:
the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or any other court actions.

PNB is subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with PNB and not involving more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels of the bank.

Limitations on Dividends and Other Payments
The Company's current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, PNB. Both federal and state laws impose restrictions on the ability of the Company to pay dividends. The FRB has issued a policy statement that provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. Under the National Bank Act, a national bank such as PNB, may pay dividends only out of the current year's net profits and the net profits of the last two years. In addition to these specific restrictions, bank regulatory agencies in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Permitted Non-Banking Activities
Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing service to those subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from PNB for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, PNB may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of or assistance provided to, a commonly controlled FDIC insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its stockholders due solely to their status as stockholders and obligations to other affiliates.


Pennsylvania Law
As a Pennsylvania bank holding company, the Company is subject to various restrictions on its activities as set forth in Pennsylvania law, in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the Pennsylvania Department of Banking.


Interstate Banking Legislation
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date.


Legislation and Regulatory Changes
From time to time, legislation is enacted that effects the cost of doing business or limits the activities of a financial institution. No prediction can be made as to the likelihood of any major changes or the impact of those changes might have on the Company. Some changes made by Congress and regulatory agencies are discussed below.

FIRREA (Financial Institution Reform, Recovery, and Enforcement Act)
FIRREA was enacted into law in order to address the financial condition of the Federal Savings and Loan Insurance Corporation, to restructure the regulation of the thrift industry, and to enhance the supervisory and enforcement powers of the Federal bank and thrift regulatory agencies. As the primary federal regulator of the bank, the OCC is responsible for the supervision of the bank. When dealing with capital requirements, the OCC and FDIC have the flexibility to impose supervisory agreements on institutions that fail to comply with regulatory requirements. The imposition of a capital plan, termination of deposit insurance, and removal or temporary suspension of an officer, director or other institution-affiliated person may cause enforcement actions.

There are three levels of civil penalties under FIRREA. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. The second tier provides for civil penalties of up to $25,000 per day if more than a minimal loss or a pattern is involved. Finally, civil penalties of up to $1 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1 million per violation and may be up to $5 million for continuing violations or for the actual amount of gain or loss. These penalties may be combined with prison sentences of up to five years.


FDICIA (Federal Deposit Insurance Corporation Improvement Act of 1991)

In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, the establishment of uniform accounting standards by federal banking agencies, the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, additional grounds for the appointment of a conservator or receiver, and restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.
FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories:
"well capitalized,"
"adequately capitalized,"
"under capitalized,"
"significantly undercapitalized," and
"critically undercapitalized."
PNB is currently classified as "well capitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically under capitalized.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such actions may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering:
internal controls,
information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation fees and benefits.
Any institution that fails to meet these standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of PNB, believes that it meets substantially all the standards that have been adopted. FDICIA also imposed new capital standards on insured depository institutions. Before establishing new branch offices, PNB must meet certain minimum capital stock and surplus requirements and must obtain OCC approval.


Capital Requirements
The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2", or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 1998, PNB's ratio of Tier 1 capital to risk-weighted assets stood at 16.67% and its ratio of total capital to risk- weighted assets stood at 17.92%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3%. As of December 31, 1998, PNB's leverage capital ratio was 9.43%.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to under capitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of PNB to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

Interest Rate Risk
In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. PNB has internal IRR models that are used to measure and monitor IRR. In addition, an outside source also assesses IRR using its model on a quarterly basis. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Company does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for PNB.

FDIC Insurance Assessments
As a FDIC member institution, PNB's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of zero cents to 27 cents for every $100 in assessable deposits. PNB is categorized as "well capitalized" and therefore in 1996 was subject only to the minimum FDIC assessment of $1,000. In 1997, under the BIF/SAIF compromise agreement, BIF institutions were to pay a portion of the FICO assessments. The PNB assessment for 1998 was $23,500. These figures can be compared to FDIC assessments in 1997 of $22,120 and 1996 of $1,000.

While PNB presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits will be subject to the same assessment for FICO bonds.
The FICO assessment for PNB for 1998 was $.0126 for each $100 of BIF deposits.


Community Reinvestment Act
The Community reinvestment Act of 1977, (the CRA) is designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based on twelve assessment factors.

The CRA regulations were completely revised as of May 4, 1985, (the revised CRA regulation) to establish new performance-based standards for use in examining for compliance. This revised CRA regulation established new tests for evaluating both small and large depository institutions. A small bank is defined as one that has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. Pursuant to the revised CRA regulations, a small bank will be examined under a streamlined procedure that emphasizes lending activities. The streamlined procedures for small banks became effective on January 1, 1996.

Based on financial information as of December 31, 1998, the Bank is deemed to be a small depository institution. The Bank had a CRA compliance examination in 1998 and received a "satisfactory" rating.


Concentration
Payment risk is a function of the economic climate in which the Bank's lending activities are conducted. Economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. The Bank attempts to minimize this risk by avoiding loan concentrations to a single customer or to a small group of customers whose loss would have a materially adverse effect on the financial condition of the Bank.


Monetary Policy
The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

MARKET AREAS


The PNB market areas are in the northeastern part of Pennsylvania with the primary focus being Susquehanna and Wyoming Counties. Since Susquehanna County borders the State of New York, the southern portion of Broome County, New York is also considered part of the market area of PNB. In addition, parts of Lackawanna, Wayne, and Bradford Counties in Pennsylvania that border Susquehanna and Wyoming Counties are also considered part of the PNB market area: . The PNB market area is situated between:
the city of Binghamton, Broome County, New York, located to the north the city of Scranton, Lackawanna County, Pennsylvania, to the south, and Wilkes Barre, Luzerne County, Pennsylvania to the southwest.
Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or to the Scranton, Pennsylvania area. The southern part of Susquehanna County tends to gravitate south for both employment and shopping while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Wyoming County is home to a Proctor & Gamble manufacturing facility which employs approximately 3,000 people. This is an economic stimulus to Wyoming County and the surrounding areas.

Both Susquehanna and Wyoming Counties would be considered sparsely populated with many small towns and villages in their makeup. The latest population figures show Susquehanna County at approximately 41,000 and Wyoming County at approximately 30,000 residents. Both counties are experiencing growth, but not robust growth. Interstate 81 runs north and south through the eastern half of Susquehanna County and has brought an influx of people from New Jersey and the Philadelphia area. These people have purchased homes and land to build homes that are used as vacation/recreation retreats and, quite often, become retirement homes.

The regional economy in which PNB's market area is located is comprised primarily of forestry and forestry-related industries, farming, quarrying, service industries, and government. Based on the latest available published information of personal income for the region, the breakdown by percentage is as follows:
forestry and forestry-related industries, including the Proctor and Gamble paper products facility located in Wyoming County, accounted for approximately 12.5%, farming and quarrying accounted for approximately 1.5%, service industries accounted for approximately 9%, and government jobs accounted for an additional 7%.



BUSINESS


Lending Activities
PNB provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in its market areas. Substantially all of PNB's loans are to customers located within its service areas. PNB has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board ("FRB"). Substantially all of the loans in PNB's portfolio have been originated by PNB. Policies adopted by the Board of Directors are the basis by which PNB conducts its lending activities. These loan policies grant individual lending officers authority to make secured and unsecured loans in specific dollar amounts; larger loans must be approved by senior officers or various loan committees or by the Board of Directors. PNB's management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to PNB's loan policies.

The commercial loans offered by PNB include commercial real estate loans, working capital, equipment, and other commercial loans, construction loans, SBA guaranteed loans, and agricultural loans. PNB's commercial real estate loans are used to provide financing for retail operations, manufacturing operations, farming operations, multi-family housing units, and churches. Commercial real estate secured loans are generally written for a term of 15 years or less or amortized over a longer period with balloon payments at shorter intervals. Personal guarantees are obtained on nearly all commercial loans. Credit analysis, loan review, and an effective collections process are also used to minimize any potential losses. PNB employs two full-time commercial lending officers. These two people are augmented by branch managers who are authorized to make smaller, less complex, commercial loans.

Risk with respect to PNB's commercial lending activities involves payment risk, interest rate risk, or collateral risk. Payment risk is a function of the economic climate in which PNB's lending activities are conducted; economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. PNB attempts to minimize this risk by avoiding concentrations of credit to single borrowers or borrowers in a particular industry. Interest rate risk would occur if PNB were to make loans at fixed rates in an environment in which rates were rising thereby preventing PNB from making loans at the higher prevailing rates. PNB attempts to mitigate this risk by making adjustable rate commercial loans and, when extending fixed rate commercial loans, fixing loan maturities at five years or less. Finally, collateral risk can occur if PNB's position in collateral taken as security for loan repayment is not adequately secured. PNB attempts to minimize collateral risk by avoiding loan concentrations to particular borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans.

Consumer loans offered by PNB include:
residential real estate loans,
automobile loans,
manufactured housing loans,
personal installment loans secured and unsecured for almost any purpose, student loans, and home equity loans (fixed-rate term and open ended revolving lines of credit)

Risks applicable to consumer lending are similar to those applicable to commercial lending. PNB attempts to mitigate payment risk in consumer lending by limiting consumer lending products to a term of five years or less. To the extent that PNB extends unsecured consumer loans, there is greater collateral risk; however, credit checks and borrower history are obtained in all consumer loan transactions.

Residential mortgage products include adjustable-rate as well as conventional fixed-rate loans. Terms vary from 1, 5, 7 and 10-year adjustable rate loans to 5, 10, 15, 20, and 30-year fully amortized fixed rate loans. Bi-weekly payment plans are also available. The longer term fixed rate loans have been underwritten as conforming and may be sold to the secondary market to reduce interest rate risk. Personal secured and unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy customers. The largest segment of PNB's installment loan portfolio is fixed-rate loans. Most are secured either by automobiles, motorcycles, snowmobiles, boats, other personal property, or by liens filed against real estate. These loans are generally available in terms of up to 15 years with automobile loans having maturities of up to 60 months and real estate loans having maturities up to 15 years. Loans secured by other collateral usually require a maturity of less than 60 months. Home equity products include both fixed-rate term products and also an open-end revolving line of credit with a maximum loan-to-value ratio of 80% of current appraisal. Credit checks, credit scoring, and debt-to-income ratios within preset parameters are used to qualify borrowers.

Mortgage loans have historically had a longer average life than commercial or consumer loans. Accordingly, payment and interest rate risks are greater in some respects with mortgage loans than with commercial or consumer lending. Deposits, which are used as the primary source to fund mortgage lending, tend to be of shorter duration than the average maturities on residential mortgage loans and are more susceptible to interest rate changes. As a result of the relatively long life of mortgage products, mortgages are written as either conforming or nonconforming. In an effort to minimize interest rate and payment risk, only conforming mortgage loans, which can be sold in the secondary mortgage market, are written for periods of 30 years. Nonconforming mortgages are made with adjustable rates or fixed rates with maturities shorter than 30 years. Nonconforming mortgages also historically have higher interest rates. Mortgage lending is also subject to economic downturns, in that increases in unemployment could adversely affect the ability of borrowers to repay mortgage loans and decreases in property values could affect the value of the real estate serving as collateral for the loan.

Lending volume increased substantially in 1998 as our presence in Wyoming
County was expanded by the purchase of branch offices in Tunkhannock and Meshoppen, Pennsylvania in 1997. Loans were not included in the assets purchased in these transactions. A great number of loan customers at the Tunkhannock and Meshoppen branch offices desired to continue making payments at the same offices so throughout the year loans were transferred via new applications for credit at PNB. At the same time, a general push to increase the loan-to-deposit ratio of PNB as a whole was initiated. The general good economy and stable-to-lower interest rate scenario allowed good growth in total loans that ended 1998 up over 11.42% from year-end 1997. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis takes place.

Loan Approval
Individual loan authorities are established by PNB's Board of Directors upon recommendation by the senior lending officer. In establishing individual's loan authority the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The officers loan committee consists of the President of PNB and the senior lending officer. This committee has the authority to approve loans up to $500,000. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers loan committee. All loan requests which are either complex in nature or exceed $500,000 must be analyzed and reviewed by loan administration and presented with recommendation to the full Board of Directors for approval or denial.

PNB generally requires that loans secured by first mortgages or real estate have loan-to-value ratios within specified limits, ranging from 50% for loans secured by raw land to 80% for improved property, with the exception of secondary market programs which allow loan-to-value ratios as high as 95%. In addition, in some instances for qualified borrowers, private mortgage insurance is available for purchase that allows loan-to-value ratios to go as high as 95%. PNB also participates in a guaranteed mortgage insurance program. This allows PNB to make loans secured by second mortgages on real estate up to 100% of the value of the property. Adjustable rate mortgage products, as well as conventional fixed-rate products, are also available at PNB.

Deposit Activities
PNB also offers a full range of deposit and personal banking services insured by the Federal Deposit Insurance Corporation ("FDIC"), including commercial checking and small business checking products, cash management services, retirement accounts such as Individual Retirement Accounts ("IRA"), retail deposit services such as certificates of deposit, money market accounts, saving accounts, a variety of checking account products, automatic teller machines ("ATM's"), point of sale and other electronic services such as automated clearing house ("ACH") originations, and other personal miscellaneous services. These miscellaneous services would include safe deposit boxes, night depository services, traveler's checks, merchant credit cards, direct deposit of payroll and other checks, U.S. Savings Bonds, official bank checks, and money orders. PNB offers credit cards as an agent bank through another correspondent bank. The principal sources of funds for PNB are core deposits that include demand deposits, interest bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. These deposits are solicited from individuals, businesses, non-profit entities, and government authorities. Substantially all of PNB's deposits are from the local market areas surrounding each of its offices.

Investment Portfolio and Activities
PNB's investment portfolio has several objectives. A key objective is to provide a balance in PNB's asset mix of loans and investments consistent with its liability structure, and to assist in management of interest rate risk. The investments augment PNB's capital position in the risk-based capital formula, providing the necessary liquidity to meet fluctuations in credit demands of the community and also fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds, and a reasonable allowance for control of tax liabilities. Finally, the investment portfolio is designed to provide income for PNB. In view of the above objectives, the portfolio is treated conservatively by management and only securities that pass those criteria are purchased.

Competition
PNB operates in a fairly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, and finance and mortgage companies. Some of these competitors possess substantially greater financial resources than those available to PNB. Also, certain of these institutions have significantly higher lending limits then PNB and may provide various services for their customers, such as trust services, mutual funds and annuities, which are not presently available at PNB.

Financial institutions generally compete on the basis of rates and service. PNB is subject to increasing competition from credit unions, finance companies, and mortgage companies that may not be subject to the same regulatory restrictions and taxations as commercial banks.

PNB will seek to remain competitive with interest rates that it charges on its loans and offers on deposits. It also believes that its success has been, and will continue to be, due to its emphasis on community involvement, customer services, and relationships. With consolidation continuing in the financial industry, and particularly in PNB's markets, smaller profitable banks are gaining opportunities where larger institutions exit markets that are only marginally profitable for them


SEASONALITY

Management does not feel that the deposits or the business of PNB in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

ITEM 2 PROPERTIES

PNB has four full-service banking offices in Susquehanna County along with a limited service office located in Springville, Pennsylvania that is operated as an adjunct to PNB's office located in Montrose, Pennsylvania. Other offices are located in the borough of Susquehanna Depot, the Hallstead Plaza, Great Bend Township, the Borough of Hop Bottom, and the Montrose office in Bridgewater Township.
Montrose is the county seat of Susquehanna County. The Administrative/Operations office for the Company and PNB is located in the Borough of Hallstead.

PNB's presence in Wyoming County, Pennsylvania has been limited to a de novo branch in Nicholson, which has been open for six years, and the recent (1997) purchase of branches located in Tunkhannock and Meshoppen, Pennsylvania, which are west of Nicholson. The Nicholson office in Wyoming County is located in the Borough of Nicholson. The Meshoppen Office is located in Meshoppen Township, just east of the Meshoppen Borough. Tunkhannock Borough is the county seat of Wyoming County and also is home to PNB's Tunkhannock office.

The administrative/operations office of the Company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following are located at that office:
PNB's commercial, mortgage and consumer lending operations, its executive offices, marketing department, human resources office, deposit account support services, and data processing department. There are eight branch locations, five in Susquehanna County and three in Wyoming County. All offices are owned in fee title by PNB with the exception of the Springville Office, the Hallstead Plaza office and the Meshoppen office. The Springville office, which is located in a convenience store, is leased with approximately 6 months remaining on a lease with renewal options. The Hallstead Plaza and Meshoppen offices are subject to ground leases. Each lease is either long-term or includes renewal options. Current lease payments range from $2,000 to $18,000 annually. Six of the eight offices provide drive-up banking services and five offices have 24-hour ATM services.

PNB is obligated under non-cancelable lease agreements for certain bank premises expiring in September 2028. The leases contain a renewal option and provide that the Bank pay property taxes, insurance, and maintenance costs. See Note 12 of Notes to Consolidated Financial Statements for further information on this subject.



ITEM 3 LEGAL PROCEEDINGS

The nature of the Company's business generates a certain amount of litigation involving matters arising out of the ordinary course of business. At this time, it is managements' opinion that there are no pending legal proceedings that would be of material affect to the Company.





ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company's Common Stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The investment firm of Hopper Soliday and Co., Inc., Lancaster, Pennsylvania, makes a limited market in the Company's Common Stock. The following table reflects high bid and low asked prices for shares of the Company's Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years. The information in the following table has been adjusted to reflect the 5 for 2 stock split of September 1998.

                                   1998                          1997
                         Price Range    Dividends      Price Range    Dividends
                       Low     High     Declared    Low      High     Declared
First Quarter .........$17.60  $19.20   $0.10       $12.80   $13.60   $0.08
Second Quarter ........$19.20  $25.20   $0.12       $13.60   $14.40   $0.08
Third Quarter .........$25.20  $25.50   $0.12       $14.40   $16.40   $0.08
Fourth Quarter ........$25.50  $25.50   $0.12       $16.40   $17.60   $0.10

As of December 31, 1998, the approximate number of holders of record of the Company's Common Stock was 658. At such date, 2,177,576 shares of Common Stock were outstanding.

The Company's Board of Directors of Directors reviews its dividend policy at least annually. The amount of dividends, while in the sole discretion of the Board of Directors, depends, in part, on earnings, capital requirements, federal and state laws, regulations and policies, and other factors, including the performance of PNB. The Company's ability to pay dividends is also subject to the restrictions imposed by Pennsylvania law. Generally, under Pennsylvania law, a business corporation, such as the Company, may pay dividends to the extent that the value of its assets (determined by the Board of Directors) exceeds the value of its liabilities.

As of December 31, 1997, there were 21,060 outstanding options or warrants to purchase. See Note 9 of the Consolidate Financial Statements for more information.

ITEM 6 SELECTED FINANCIAL DATA


The following table shows the Consolidated Financial Highlights as seen in the Quarterly Report for the Fourth Quarter 1998. Amounts are in thousands except for per share data.


Consolidated Financial Highlights

                                              December 31   December 31
                                                  1998          1997     % Inc
                                                  ----         ----      -----
Performance
Net Income ..................................     3,405        3,011    13.08%
Return of Average Assets ....................      1.45         1.38     5.07%
Return on Equity ............................     13.23        12.20     8.44%
Shareholders' Value Net Income per Share ....      1.56         1.38    13.04%
Dividends ...................................      0.46         0.34    35.29%
Book Value ..................................     12.42        11.28    10.11%
Market Value ................................     25.50        17.60    44.89%
Market Value/Book Value Ratio ...............    205.31       156.08    31.54%
Price Earnings Multiple .....................     16.35        12.79    27.83%
Dividend Payout Ratio .......................     29.23        24.42    19.70%
Dividend Yield ..............................      1.80         2.18  (17.43)%
Safety and Soundness
Shareholders' Equity/Asset Ratio ............     10.94        10.77     1.58%
Allowance for Loan Loss as a Percent of Loans      1.21         1.34   (9.70)%
Net Charge Offs/Total Loans .................      0.11         0.09    22.22%
Allowance for Loan Loss/Nonaccrual Loans ....    331.88       163.24   103.31%
Allowance for Loan Loss/Non-performing Loans     231.61        94.89   144.08%
Balance Sheet Highlights at December 31, 1998
Total Assets ................................   247,202      228,720     8.08%
Total Investments ...........................    93,175       88,149     5.70%
Net Loans ...................................   139,536      125,110    11.53%
Allowance for Loan Losses ...................     1,713        1,676     2.21%
Total Deposits ..............................   209,881      193,592     8.41%
Stockholders' Equity ........................    27,046       24,644     9.75%

ITEM 7 Management's Discussion and Analysis of Financial
Condition and Results of Operation

The following discussion of the Company's consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Related Notes included in Item 8 of this report. Statements regarding the Company's expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that its results will not differ materially from its expectations. Factors that might cause or contribute to such differences may include uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

GENERAL DISCUSSION

Peoples Financial Services Corp (Corporation) recorded net income of $3,405,000 ($1.56 per share) for 1998 compared to $3,011,000 ($1.38 per share) in 1997, and $2,716,000 ($1.24 per share) in 1996. Return on average assets (ROAA) was 1.45%, 1.38% and 1.52% respectively. The purchase of two branch offices in Wyoming County from Mellon Bank was completed in March of 1997. Deposits of $37.3 million were included in the purchase. This significant increase in both assets and liabilities was the reason for the decline in ROAA for 1997 and also 1998. A more detailed explanation for each contribution to the increase in income is included in the remainder of the analysis.


RESULTS OF OPERATION

Net Interest Income
Net interest income is the primary source of operating income for the Corporation. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates, changes in the volume, and mix of asset and liability balances.

For analytical purposes, net interest income is reported on a tax-equivalent basis that recognizes the income tax savings on tax-exempt items such as interest on state and municipal securities and tax-exempt loans. Net interest income on a fully tax-equivalent basis increased $686,000 or 8.1% in 1998 compared to 1997. Table 1 presents the net interest income on a fully tax-equivalent basis for each of the three years ending December 31, 1998, 1997, and 1996.





NET INTEREST INCOME
(In thousands)
                                                     1998      1997      1996
                                                     ----      ----      ----
Total Interest Income ..........................   $16,584   $15,725   $13,446
Tax Equivalent Adjustment ......................       766       662       425
                                                    17,350    16,387    13,870
Total Interest Expense .........................     8,191     7,914     6,879
Net Interest Income (Fully Tax Equivalent Basis)   $ 9,159   $ 8,473   $ 6,990
                                                   -------   -------   -------

Table 2 analyzes the components contributing to the changes in net interest income in 1998 and indicates the impact in either changes in rate or changes in volume. Table 3 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities.

(In thousands)
VOLUME/RATE ANALYSIS
                                             YEARS-ENDED DECEMBER 31,
                                      1998 to 1997              1997 to 1996
                                 Increase  Change Due to Increase  Change Due to
                                 (Decrease) Rate  Volume (Decrease) Rate Volume
INTEREST INCOME
Real Estate Loans ................... (289) (365)      76      642   (39)    681
Installment Loans ................... (481)  (74)   (407)      457   (13)    470
Commercial Loans ...................  1,782   225   1,557    (104)   (90)   (14)
Tax Exempt Loans ....................    98  (35)     133    (220)  (153)   (67)
Other Loans .........................   341 (134)     475       11     14    (3)
Total Loans ........................  1,451 (384)   1,835      786   (281) 1,067
                                      -----  ----  ------    ------  ----  -----
Investment Securities (Available for Sale)
Taxable ............................. (768) (243)   (525)      770    (76)   846
Non-Taxable ......................... (202)  (15)     217       35   (568)   603
Total Securities(Available for Sale). (566) (259)   (307)      805   (643) 1,449
                                      ------  ----  ------    -----  ----  -----
Time Deposits with Other Banks ......     3  (13)      16       34     16     18
Federal Funds Sold ..................  (51)     1    (52)       57      0     57
Total Interest Income ...............   837 (654)   1,491    1,682  (909)  2,591
                                      ----  ----  ------    ------  ----   -----


INTEREST EXPENSE
Interest Bearing Demand Deposits .....   20   (9)     29        95     (3)    98
Regular Savings Deposits .............   76   (7)     83       180      20   160
Money Market Savings Deposits ........(195) (103)   (92)       371   (180)   551
Time Deposits ........................  267   (9)    276       293   (161)   454
Total Interest Bearing Deposits ......  168 (166)    334       939   (548) 1,487
                                       ---- ----  ------    ------   ----  -----
Other Borrowings ....................  109   (62)    171        95      30    65
Total Interest Expense ..............  277  (193)    470     1,034   (518) 1,552
                                      -----  ----  ------    ------  ----  -----

Net Interest Spread .................  560  (461)  1,021     1,457   (391) 1,039
                                      ----  ----  ------    ------   ----  -----

(In thousands)
AVERAGE BALANCES AND INTEREST RATES

                       1998                  1997                   1996
             Average         Yield/ Average        Yield/  Average        Yield/
             Balance Interest Rate  Balance Interest Rate  Balance Interest Rate
             ------- -------- ----  ------- -------- ----  ------- -------- ----
ASSETS
Loans
Real Estate   76,516   6,306  8.24%  75,642  6,595  8.72%   67,877  5,953  8.77%
Installment   14,039   1,265  9.01%  18,303  1,746  9.54%   13,416  1,289  9.61%
Commercial    30,162   3,097 10.27%  13,809  1,315  9.52%   13,943  1,419 10.18%
Tax Exempt     8,666     402  4.64%   6,028    304  7.61%    6,911    524  7.58%
Other Loans    5,309     377  7.10%     337     36 10.68%      378     25  6.61%
Total Loans  134,692  11,447  8.50% 114,119  9,996  8.90%  102,525  9,210  8.98%
             ------- ------- ------ -------  ----- ------   ------ ------  -----
Investment Securities (AFS)
Taxable       59,520   3,548  5.96%  64,978  4,316  6.64%   52,464  3,546  6.76%
Non-Taxable   28,937   1,487  5.14%  24,753  1,285  7.87%   16,702  1,250  7.48%
Total
Securities    88,457   5,035  5.69%  89,731  6,263  6.98%   69,166  4,796  6.93%
Time Deposits with
Other Banks      616      38  6.17%    423     35  6.38%        22      1  4.55%
Fed Funds Sold   760     42   5.53%  1,721     93  5.40%       668     36  5.39%
Total Earning
Assets       224,525  16,562 7.38% 205,994 15,725  8.03%   172,381  14,043 8.15%
             -------  ------ ----- ------- ------  -----   -------  ------ -----
Less: Allowance for
Loan Losses   (1,710)                (1,694)                (1,575)
Cash and Due
from Banks     1,742                  4,089                  2,915
Premises and Equipment,
net            3,688                  3,459                  2,617
Other Assets   5,990                  5,320                  1,574
Total Assets 234,235                217,168                177,912
            --------                -------               --------


                           1998                  1997              1996
                  Average        Yield/ Average         Yield/ Average  Yield/
               Balance Interest Rate Balance Interest Rate Balance Interest Rate
                ------ ------- ----- ------- -------- ---- ------- -------- ----
LIABILITIES AND
STOCKHOLDERS' EQUITY
Deposits
Interest Bearing
Demand               15,058   250 1.66%  13,379   230 1.72%   7,748   135  1.74%
Regular Savings      31,752   904 2.85%  28,870   828 2.87%  23,154   648  2.80%
Money Market Savings 38,401 1,565 4.08%  40,529 1,760 4.34%  29,015 1,389  4.79%
Time                 93,890 5,187 5.52%  88,908 4,920 5.53%  80,965 4,627  5.71%
Total
Interest Bearing
Deposits            179,101 7,906 4.41% 171,686 7,738 4.51% 140,882 6,799  4.83%
                    ------- ----- ----- ------- ----- ----- ------- -----  -----
Other Borrowings      6,029   285 4.73%   3,057   176 5.76%   1,701    81  4.76%
Total Liabilities   185,130 8,191 4.42% 174,743 7,914 4.53% 142,583 6,880  4.83%
                    ------- ----- ----- ------- ----- ----- ------- ----- ------
Net Interest Spread      8,371            7,811                     7,163
Non-Interest Bearing
Demand Deposits         22,247           18,735                    13,822
Accrued Expenses and
other Liabilities        1,320              974                       994
Stockholder's Equity    25,538           22,716                    20,513
Total Liabilities and
Stockholder's Equity   234,235          217,168                   177,912
                       -------          -------                   -------
Interest Income/Earning Assets    7.38%                8.03%               8.15%
Interest Expense/Earning Assets   3.65%                3.84%               3.99%
Net Interest Margin               3.74%                4.19%               4.16%

PROVISION FOR LOAN LOSS

The provision and allowance for loan losses are based on management's ongoing assessment of the Corporation's credit exposure and consideration of other relevant factors. The allowance for loan losses is a valuation reserve that is available to absorb future loan charge offs. The provision for loan losses is the amount charged to earnings on an annual basis. The factors considered in management's assessment of the reasonableness of the allowance for loan losses include prevailing and anticipated economic conditions, assigned risk ratings on loan exposures, the results of examinations and appraisals of the loan portfolio conducted by federal regulatory authorities and an independent loan review firm, the diversification and size of the loan portfolio, the level of and inherent risk in non-performing assets, and any other factors deemed relevant by management.

At December 31, 1998, the allowance for loan losses represents 1.22% of outstanding loans, compared to 1.34% at December 31, 1997. Non-performing loans, which include loans past due greater than 90 days, decreased from $1,202,000 in 1997 to $ 578,000 in 1998. The allowance for loan losses to non-performing loans in 1998 and 1997 was 231.61% and 94.89%, respectively. Because of an increase in charge offs in 1998 compared to 1997 and an 11.50% increase in loans outstanding, the provision for loan loss was increased from $130,000 to $190,000. Management believes the current level of the allowance is adequate.


OTHER INCOME

Other income consists of service charges, other income, and securities gains (losses). Table 4 analyzes the increase in other income of $59,000 or 5.2% in 1998 compared to 1997.


(In thousands)
OTHER INCOME
                                                            Variance
                                                         1998        1997
                                  Dec 31          Amount Percent  Amount Percent
                            1998   1997    1996      Of Change      Of Change
                            ----   ----    ----     -------------  ------------
Service Charges and Fees  $1,108  $  891  $ 682     $ 217  24.35%  $ 209  30.65%
Other Operating Income .      41      29     22        12  41.38%      7  31.82%
Gains on Security Sales       47     217    120     (170)(78.34)%     97  80.83%
TOTAL Other Income .....  $1,196  $1,137  $ 824     $ 509   5.19%  $ 313  37.99%



Service charges for 1998 were $1,108,000, an increase of $217,000 or 24.3%, compared to $891,000 in 1997. This increase is a result of growth in demand deposits and an effort to cut down the number of waived service charges at the branches. Other operating income is not a significant income number. It consists mainly of safe deposit box rentals, interest forfeited, fees charged on bank checks, commissions on life and disability insurance sold with installment and mortgage loans, fees received from the food stamp program, and fees received for processing U.S. Series EE Bonds. However, an increase of $12,000 from 1997 to 1998 was 41.4%. Increased volume is the reason for the bigger amount. Securities gains were down significantly in 1998 from 1997 with $47,000 and $217,000 being the respective amounts. In comparison, 1998 gains were 78.34% lower than 1997. Decreased sales activity caused by a very stable interest rate environment in 1998 was the reason for the decline in income.


OTHER EXPENSE

Other expenses increased 1.9% or $96,000 in 1998 to $5,090,000 when compared to the 1997 figure of $4,994,000. The 1997 figure was up substantially because of the purchase of two offices in Wyoming County that resulted in increases in every category of the other expenses. Other expenses were $3,603,000 in 1996 and, for the reason listed above, increased to $4,994,000 in 1997. Table 5 is a summary of the other expenses by category for 1998, 1997 and 1996

(In thousands)
OTHER EXPENSES
                                                              Variance
                                                         1998         1997
                                        Dec 31     Amount Percent Amount Percent
                                 1998   1997   1996   Of Change      Of Change
                                 ----   ----   ----   -----------   -----------
Salaries and Benefits          $2,395 $2,282 $1,790  $113   4.95%   $492  27.49%
Occupancy Expenses                319    324    225   (5) (1.54)%     99  44.00%
Furniture and Equipment Expense   436    389    252    47  12.08%    137  54.37%
FDIC Insurance and Assessments     88     81     56     7   8.64%     25  44.64%
Professional Fees and
Outside Services                  191    193    183   (2) (1.04)%     10   5.46%
Computer Services and Supplies    268    359    224  (91)(25.35)%    135  60.27%
Taxes, Other Than Payroll and
Income                            222    204    183    18   8.82%     21  11.48%
Other Operating Expenses        1,171  1,162    690     9   0.77%    472  68.41%
Total Non-Interest Expense     $5,090 $4,994 $3,603   $96   1.92% $1,391  38.61%

Salaries and benefits totaled $2,395,000 in 1998, an increase of $113,000 or 4.9% from 1997. This increase was normal when growth and annual salary increases are considered. The increase of $492,000 or 27.5% from 1996 to 1997 was the result of adding new employees through the purchase of branch offices.

Occupancy expense decreased $5,000 or 1.6% from 1997 to 1998 while increasing $99,000 or 44.0% from 1996 to 1997. Again, adding two branch offices and the related expenses to the existing branch network caused the increase in 1997.

Equipment expense was $436,000 in 1998 compared to $389,000 in 1997 and $252,000 in 1996. The addition of two branch offices caused additional equipment, compatible to the existing system to be purchased. In addition, in 1997, a new computer system and related software was purchased and installed. The first full year of depreciation on the new equipment computer, and software was in 1998. This was a major reason for the 1998 increase in expenses. The 1998 increase was $47,000 or 12.1% over 1997 and 1997 was $137,000 or 54.3% over 1996.

FDIC insurance and regulatory assessments continued to increase as a result of growth in deposits. The large increase in 1997 over 1996 was also related to the branch purchases and the approximate $38 million in deposits purchased with the branches. This expense category was over $88,000 in 1998 compared to $81,000 in 1997, an increase of $7,000 or 8.6%. In 1997 compared to 1996, the increase was $25,000 from $56,000 to $81,000 or 44.6%.

Professional fees and outside services declined in 1998 to $191,000 from $193,000 in 1997 or 1.0% while the difference between 1996 and 1997 was $10,000 with 1996 expense at $183,000 and 1997 at $193,000 or a 5.5% increase. The trend in this expense category is considered to be normal.

Computer services and supplies decreased substantially in 1998 to $268,000 when compared to 1997 at $359,000 or 25.3% less. This extra expense in 1997 is directly related to installation charges, including out of pocket expense and travel from the software company in conjunction with a new computer system. This extraordinary expense in 1997 from $224,000 in 1996 caused this expense line item to increase 60.3% to the $359,000 record figure in 1997

Taxes, other than payroll, increased in a normal pattern attributed to growth in the years 1997 and 1998. The 1998 figure was $222,000 compared to $204,000 in 1997 and $183,000 in 1996. This was a difference of $18,000 or 8.8% comparing 1998 to 1997 and a difference of $21,000 or 11.5% when comparing 1997 to 1996.

Other operating expenses covers everything not covered in the specific areas previously listed. The major items in this category are postage, stationary, printing and supplies, advertising and promotion, directors' fees, and employee education. This category increased greatly in 1997 to $1,162,000 compared to $690,000 in 1996. The major reasons for the increase was the addition of the two purchased branches and the increase in related expenses and the new computer and software which was purchased in 1997 and the related expenses to that. In 1998 expenses leveled off to $1,171,000 or $9,000 and 0.8% over 1997.

FEDERAL INCOME TAXES

The provision for income taxes in 1998 was $903,804 compared to $813,619 in 1997. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 21% in 1998, down from 21.3% in 1997. The tax rate for both periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Finance Statements included as part of this report for further analysis of federal income tax expense for 1998.



(in thousands, except per share data)
QUARTERLY RESULTS OF OPERATIONS
                                                  Quarter Ended 1998
                                         31-Mar    30-Jun    30-Sep     31-Dec
Interest Income .................          4,042     4,085     4,146     4,338
Interest Expense ................          2,017     2,005     2,096     2,073
Net Interest Income .............          2,025     2,080     2,050     2,265
Provision for Loan Loss .........           (38)      (38)      (55)      (60)
Securities Gains/Losses .........             27         0        21       (1)
Other Income ....................            270       279       290       337
Other Expense ...................        (1,286)   (1,198)   (1,294)   (1,312)
Income Before taxes .............            998     1,070     1,012     1,229
Income Taxes ....................          (205)     (228)     (202)     (269)
Net Income ......................            793       842       810       960
Primary Earnings per common share           0.36      0.39      0.37      0.44

                                                  Quarter Ended 1997
                                         31-Mar    30-Jun    30-Sep    31-Dec
Interest Income ......................     3,586     3,924     4,064     4,151
Interest Expense .....................     1,813     1,978     2,049     2,074
Net Interest Income ..................     1,773     1,946     2,015     2,077
Provision for Loan Loss ..............      (10)      (50)      (30)      (40)
Securities Gains/Losses ..............        20       108        23        66
Other Income .........................       177       221       245       278
Other Expense ........................   (1,091)   (1,259)   (1,375)   (1,269)
Income Before taxes ..................       868       966       879     1,112
Income Taxes .........................     (182)     (185)     (208)     (238)
Net Income ...........................       686       781       671       874
Primary Earnings per common share           0.31      0.36      0.31      0.40

Note: All per share data has been adjusted to reflect the 5 for 2 stock split which was effective September 1998.

FINANCIAL CONDITION

The Corporation's financial condition can be evaluated in terms of trends in its sources and uses of funds. Table 7 illustrates how the Corporation has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations

(In thousands)
SOURCES AND USES OF FUNDS
                                1998                  1997                1996
                   Average Increase(Decrease) Average Increase(Decrease) Average
                   Balance  Amount  Percent   Balance   Amount Percent   Balance
                   -------  ------  -------   -------   ------ -------   -------
Funding Uses
Real Estate Loans    $76,516    $874    1.16%  $75,642  $7,765   11.44%  $67,877
Consumer Loans        14,039 (4,264) (23.30)%   18,303   4,887   36.43%   13,416
Commercial Loans      30,162  16,353  118.42%   13,809   (134)  (0.96)%   13,943
Tax Exempt Loans       8,666   2,638   43.76%    6,028   (883) (12.78)%    6,911
Other Loans            5,309   4,972 1475.37%      337    (41) (10.85)%      378
Total Loans          134,692                   114,119                   102,525
Less Allowance
for Loan Loss        (1,710)                   (1,694)                   (1,575)
Total Loans
with Loan Loss       132,982  20,557   18.29%  112,425  11,475   11.48%  100,950
Taxable Securities    60,136 (5,265)  (8.05)%   65,401  12,915   24.61%   52,486
Nontaxable Securities 28,937   4,184   16.90%   24,753   8,051   48.20%   16,702
Total Securities      89,073 (1,081)  (1.20)%   90,154  20,966   30.30%   69,188
Fed Funds Sold           760   (961) (55.84)%    1,721   1,053  157.63%      668
Total Uses          $222,815 $18,515    9.06% $204,300 $33,494   19.61% $170,806


(In thousands)

                                1998                  1997                1996
                   Average Increase(Decrease) Average Increase(Decrease) Average
                   Balance  Amount  Percent   Balance   Amount Percent   Balance
                   -------  ------  -------   -------   ------ -------   -------
Funding Sources
Interest Bearing
Demand Deposits          $15,058  $1,679  12.55% $13,379 $5,631  72.68%   $7,748
Regular Savings Deposits  31,752   2,882   9.98%  28,870  5,716  24.69%   23,154
Money Market
Savings Deposits          38,401 (2,128) (5.25)%  40,529 11,514  39.68%   29,015
Time Deposits             93,890   4,982   5.60%  88,908  7,943   9.81%   80,965
Total Interest Bearing
Deposits                 179,101   7,415   4.32% 171,686 30,804  21.87%  140,882
Other Borrowing            6,029   2,972  97.22%   3,057  1,356  79.72%    1,701
Short Term
Federal Funds Borrowed     5,399                   3,057                   1,701
Long Term
Federal Funds Borrowed       630                       0                       0
Total Funds Borrowed       6,029                   3,057                   1,701
Total Deposits and
Funds Borrowed           185,130                 174,743                 142,583
Other Sources, net        37,685                  29,557                  28,223
Total Sources           $222,815                $204,300                $170,806


Loans Receivable
Average loans receivable, net of loan reserves, increased $20,557 or 18.29% in 1998 compared to an increase of $11,475 or 11.48% in 1997. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in our market area, and competitive pricing. Management expects this trend to continue into 1999 due to an interest rate environment that appears to be relatively stable. The Company has no foreign loans outstanding.

Consumer loans include personal lines of credit, installment loans, and home equity loans to individuals. These loans can be secured or unsecured and are generally used for purposes such as automobile financing, home improvement, recreational loans, and for educational purposes.

The apparent increase in commercial loans in 1998 was due to a reclassification of loan group codes in the general ledger. This also affected real estate mortgages and installment loans as can be seen in Tables 8 and 9.

(In thousands)
LOAN PORTFOLIO BALANCE BY TYPE
                         Dec 1998    Dec 1997   Dec 1996   Dec 1995   Dec 1994
                         --------    -------    --------   --------   --------
Commercial .............  $  44,359  $  14,796  $   9,787  $  10,920  $   9,795
Real Estate Mortgage ...    79,369      96,192     83,484     73,699     70,959
Real Estate Construction          0          9          0          0          0
Installment ............     17,756     16,035     14,169     13,643     12,113
Total Loans ............    141,474    127,032    107,440     98,262     92,867
                           --------    -------    -------    -------     ------
Deferred Loan Fees .....      (225)      (246)      (290)      (311)      (324)
Total Loans,
net of Deferred ........    141,249    126,786    107,150     97,951     92,543
                           -------     -------    -------     ------    -------
Allowance for Loan Loss     (1,713)    (1,676)    (1,665)    (1,488)    (1,484)
Net Loans ..............   $139,536   $125,110  $ 105,485  $  96,463  $  91,059
                           --------    -------   --------   --------    -------

(In thousands)
LOAN MATURITIES BY TYPE
                                   One Year  Over One Year      Over       Total
                                    Or Less Within Five Years Five Years   Loans
Commercial                          $12,733     $13,601       $17,516    $43,850
Real-Estate Construction                  0           0             0          0
Real-Estate Mortgage                  5,387      18,152        56,104     79,643
Installment                           6,162       8,318         3,276     17,756
Total                               $24,282     $40,071       $76,896   $141,249
                                     ------      ------        ------    -------

Total Loans with Predetermined Rates 19,845      27,652        29,538     77,035
Total Loans with Variable Rates       4,437      12,419        47,358     64,214
Total                               $24,282     $40,071       $76,896   $141,249
                                     ------      ------        ------    -------

Non-performing Loans
Table 10 reflects the Corporation's non-accrual and past due loans for each of the past five years. A commercial loan is generally placed on non-accrual when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectibility of principal or interest even though the loan is currently performing. Consumer loans, including mortgages, are generally placed on non-accrual at 120 days. A loan may remain on non-accrual status if it is in the process of collection and is either guaranteed or well secured.

(In thousands)
NONPERFORMING LOANS
                                               December 31,
                              1998       1997     1996      1995        1994
                              ----       ----     ----      ----        ----
Nonaccrual and Restructured   $516     $1,027   $1,544    $1,349      $1,257
Loans Past Due 90 or More Days,
Accruing Interest               12        175      137        44          60
Total Nonperforming Loans      528      1,202    1,681     1,393       1,317
Foreclosed Assets              351          0       99       430         100
Total Nonperforming Assets    $879     $1,202   $1,780    $1,823      $1,417
                              ----     ------   ------    ------      ------
Nonperforming Loans to Total Loans
at Period-end                0.38%     0.95%     1.56%     1.44%       1.45%
Nonperforming Assets to Period-end
Loans and Forclosed Assets   0.62%     0.95%     1.56%     1.85%       1.56%

(In thousands)
NONACCURUAL AND RESTRUCTURED LOANS - RELATED INFORMATION
                                              1998   1997   1996   1995   1994
                                              ----   ----   ----   ----   ----
Interest Income That Would Have Been
Recorded Under Original Items ............   $ 63   $ 96   $163   $143   $  0
Interest Income Recorded During the Period      7     24     31     26      0
Commitments To Lend Additional Funds .....     94      0      0      0      0


The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluation of the portfolio by management. This evaluation considers several factors including, but not limited to current economic conditions, loan portfolio's composition, prior loan loss experience, trends in portfolio's volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. Table 12 is an analysis of the allowance for loan losses for the past 5 years.

(In thousands)
SUMMARY OF LOAN LOSS EXPERIENCE
                                 Dec 1998  Dec 1997  Dec 1996  Dec 1995 Dec 1994
                                 --------  --------  --------  -------- --------
Average Total Loans ............  $114,119  $102,525  $ 95,379 $ 87,148 $79,320
Balance at Beginning of Period .     1,676     1,664     1,488    1,484   1,248
Charge Offs Commercial .........        94        38        20      301      21
Residential Real Estate ........        31        50        26      122       8
Installment ....................        70        61        31       39      53
Total charge Offs ..............       195       149        77      462      82
Recoveries
Commercial .....................        14         4        26        1      37
Real Estate ....................         4        17         1        0       8
Installment ....................        24        10         6       15       8
Total Recoveries ...............        42        31        33       16      53
Net Charge-Offs ................       153       118        44      446      29
Provision for Loan Losses ......       190       130       220      450     265
Balance at End of Period .......  $  1,713     1,676  $  1,644 $  1,488 $ 1,484
Allowance for Credit Losses
to Period-end Total Loans ......     1.22%     1.32%     1.55%    1.54%   1.60%
Allowance for Credit Losses
to Nonaccrual Loans ............   331.88%   163.24%   107.80%  110.29% 118.05%
Net Charge-Offs to Average Loans     0.11%     0.09%     0.04%    0.47%   0.03%


The increase in charge offs of $46,000 in 1998 was primarily due to charging off $90,786 on two commercial loans that were on nonaccrual from early 1998. As of year-end 1998, management believes that there may be a significant charge off on three individual loans that account for $81,000 in the first quarter. Management has allotted the proper funds to allowance for loan loss to cover such charge offs


(In thousands)
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
                                Dec 1998  Dec 1997 Dec 1996 Dec 1995 Dec 1994
                                --------  -------- -------- -------- --------
Commercial ....................   $  320   $  321   $  687   $  734   $  496
Real Estate Mortgage ..........      342      343      197      165       55
Real Estate Construction ......        1        1        1        0        0
Installment ...................      130      129      118      184       18
Unallocated ...................      920      882      661      405      915
Total Allowance for Loan Losses   $1,713   $1,676   $1,664   $1,488   $1,484
                                  ------   ------   ------   ------   ------



Highly leveraged transactions (HLT's) that result in the borrower's debt-to-total assets ratio exceeding the 75%, generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts The Corporation had no loans at December 31, 1998 that qualified as HLT's.

Securities
The Corporation's securities portfolio is classified, in its entirety, as "available for sale" as shown in Table 14. Management believes that a portfolio classification of all available for sale allows complete flexibility in the investment portfolio. Using this classification, the Corporation intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Corporation's stockholders' equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards.

Table 14 shows the book value and average yield of securities by maturity or call date at December 31, 1998.


(In thousands)
SECURITIES BY CONTRACTURAL MATURITIES
      1 Year or Less    1-5 Years     5-10 Years    Over 10 Years     TOTAL
        Book Average   Book Average   Book Average   Book Average   Book Average
        Value Yield    Value Yield    Value Yield    Value Yield    Value  Yield
Available for Sale
US Government Treasury
 ...... $4,007 6.275%  $6,470 6.377%      $0 0.000%      $0 0.000% $10,477 6.336%
US Government Agency
 ........... 0 0.000%   5,995 6.747%   4,261 6.307%       0 0.000%  10,256 6.571%
State/County/Municipal Obligation
 ....... 1,735 5.832%   6,231 5.097%   5,247 5.570%  16,278 5.108%  29,491 5.235%
Mortgage-Baked Securities
 ......... 150 3.915%   2,289 5.716%   7,482 5.570%  22,619 6.100%  32,540 5.960%
Corporate/Other Securities
 ......... 150 6.682%   2,744 6.111%     250 9.000%   6,517 6.348%   9,661 6.153%
TOTAL Available for Sale
 ....... 6,042 6.127% $23,729 6.047% $17,240 5.084% $45,414 5.793% $92,425 5.860%


Table 15 shows the balance of securities for the past three years on December
31.

(In thousands)
INVESTMENTS BY MARKET VALUE, THREE YEAR BALANCE COMPARISON
                                     1998     1997       1996
                                     ----     ----       ----
Treasury/Agency Obligation ....   $23,008   $32,513   $22,192
State/Municipal Obligation ....    30,230    29,474    20,167
Mortgage Backed Securities ....    30,283    19,215    23,184
Other Securities ..............     9,754     7,936     6,588
Total Investment Securities ...   $93,275   $89,138   $72,131
                                  -------   -------   -------
Available for Sale (Fair Value)   $93,275   $89,138   $72,131
Held to Maturity (Amortized) ..         0         0         0
Total Investment Securities ...   $93,275   $89,138   $72,131
                                  -------   -------   -------


Deposits
Table 16 shows the average deposits and average rates for 1998, 1997 and 1998. The bank was able to reduce its average interest cost on liabilities to 4.42% in 1998 from 4.53% in 1997.

(In thousands)
AVERAGE DEPOSITS, THREE YEAR COMPARISON
                      1998                  1997                  1996
             Average        Yield/ Average        Yield/ Average          Yield/
             Balance Interest Rate Balance Interest Rate Balance Interest  Rate
Interest Bearing
Demand ...... 15,058   250   1.66%  13,379   230   1.72%   7,748    135    1.74%
Regular
Savings ..... 31,752   904   2.85%  28,870   828   2.87%  23,154    648    2.80%
Money Market
Savings ..... 38,401 1,565   4.08%  40,529 1,760   4.34%  29,015  1,389    4.79%
Time .........93,890 5,187   5.52%  88,908 4,920   5.53%  80,965  4,627    5.71%
Total Interest Bearing
Deposits ....179,101 7,906   4.41% 171,686 7,738   4.51% 140,882  6,799    4.83%
Other
Borrowings ..  6,029   285   4.73%   3,057   176   5.76%   1,701     81    4.76%
Total Interest Bearing
Liabilities .185,130 8,191   4.42% 174,743 7,914   4.53% 142,583  6,880    4.83%
Non-Interest Bearing Demand
Deposit...    22,247                18,735                13,822


The Corporation's primary source of funds continues to be core deposit accounts that include interest bearing demand, non-interest bearing demand, savings, and time deposits under $100,000. Core deposits increased an average of $10,927,000 or 5.73% in 1998 compared to an increase of $ 35,717,000 or 23.08% in 1997. The reason for the large increase in 1997 over 1996 was the purchase of two Wyoming County branch offices. The purchase included deposits of over $38 million. The largest category of core deposits and the primary source of funds continues to be time deposits under $100,000. This category includes certificates of deposits that allow customers to invest their funds at selected maturity ranges from 3 months to 5 years and individual retirement accounts. The average balance of funds increased $4,982,000 or 5.60% in 1998 and $7,943,000 or 9.81% in 1997. The
Company has no foreign deposits in domestic offices.

Average Interest Bearing Demand Deposits accounts and Savings deposits totaled $46,810,000 in 1998 and $42,249,000 in 1997 showing a growth of $4,561,000 this year. These deposits are lower cost sources of funds for the bank and help the bank to achieve more net interest income than higher paying Money Market and Time Deposit accounts. The bank had an increase of $11,347,000 in this same category on 1997 due to the purchase of the Mellon branches.

Non-interest checking accounts have also grown substantially over the last two years. In the 1997 acquisition year, the average Demand Deposits grew from $13,822,000 to $18,735,000, an increase of $4,913,000 or 35.54%. This year they grew another 18.75% from $18,735,000 to $22,247,000. Management considers this a positive trend.

(In thousands)
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                                               1998                 1997
                                         Amount  Percent    Amount      Percent
Three Months or Less ................   $ 3,242   22.30     $2,356       18.83
Over Three Months through Six Months      3,793   26.09      3,631       29.03
Over Six Months through Twelve Months     3,764   25.89      1,788       14.29
Over Twelve Months ..................     3,736   25.72      4,735       37.85
Total ...............................   $14,535  100.00     12,570      100.00
                                         ------  ------     ------      ------



Short Term and Term Borrowings
Borrowed funds are utilized when timing differences occur between the purchase of new assets and the maturity of existing assets. Management also uses borrowings as an asset/liability tool to match the repricing characteristics of certain earning assets, allowing for core funds to be used for additional loan volume or security purchases

(In thousands)
BORROWED FUNDS
                                1998    1997
                                ----    ----
Other Short Term Borrowings   $4,032   $9,275
FHLB Term Borrowings ......    5,000        0
Total .....................   $9,032   $9,275
                              ------   ------

The Corporation has an arrangement with the Federal Home Loan Bank (FHLB) that allows for borrowings up to a percentage of qualifying assets. As of December 31, 1998 and 1997, the Corporation had a maximum borrowing capacity of $87,046,000 and $67,815,000 respectively.

Borrowings from the FHLB include repurchase agreements and term borrowings. In addition, the Corporation has an agreement to borrow up to $6,000,000 from Atlantic Central Bankers Bank (ACBB) in federal funds for periods of up to 14 days at a time.


Summary of Securities Sold Under Repurchase Agreements
Information concerning securities sold under agreements to repurchase is summarized as of December 31, 1998. Securities sold under agreement to repurchase generally mature within 14 days from the transaction date. The securities underlying the agreement were under the control of the Corporation.

Advances on the FHLB flexible line of credit at December 31, 1998 and 1997 were $2,190,000 and $3,775,000 respectively. The interest rate paid on these funds on December 31, 1998 was 5.49% and 6.32% on December 31, 1997.

No Federal Funds purchased under the agreement with ACBB were outstanding at December 31, 1998 or 1997.

Term borrowings are term funds from the FHLB under various notes. There is a note in the amount of $5,000,000 with a fixed interest rate of 4.64%. The note has the final maturity of 2003. This note has a convertible option that allows the FHLB, after two years to change the note to an adjustable rate advance at 3 months LIBOR plus 10 basis points. The option also allows the Corporation to put the funds back to the FHLB at no charge should the FHLB choose to exercise the option.

Capital Requirement Ratios
The Corporation places a significant emphasis on maintaining a very strong capital base. The capital resources of the Corporation consist of two major components of regulatory capital; stockholders' equity and the allowance for loan losses. The Corporation's capital maintained steady growth during 1998.

Current capital guidelines, issued by federal regulatory authorities, require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposures related to a bank's on and off balance sheet items.

Risk based capital guidelines redefine the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are suggested as Tier I and Tier II capital. Tier I capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier II capital is comprised of the allowance for loan losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% Tier I capital and 8% of risk-adjusted assets in total capital.

The Corporation is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk-based capital ratios in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and that are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. As of December 31, 1998 the Corporation had a leverage capital ratio of 9.60%.



CAPITAL RATIO
                                         December 31    Regulatory
                                       1998      1997   Requirement
                                       ----      ----   -----------
Tier 1 Capital to risk (Weighted)      16.90%   16.59%   4.00%
TOTAL Capital to Risk (Weighted)       18.15%   17.82%   8.00%
Capital Leverage Ratio ..........       9.60%    9.22%   3.00%


Capital Analysis
On September 15, 1998, the Corporation issued a 5 for 2 stock split. Accordingly, issued shares of common stock increased 1,310,138 shares. On the same date and in conjunction with the 5 for 2 stock split, the par value per share was reduced from $5 to $2. Also, in the same proportion, authorized but unissued stock increased from 5 million to 12.5 million shares.

During 1998 the Corporation paid cash dividends to its shareholders amounting to $995,407 compared to $735,292 in 1997. On a per share basis, dividends for 1998 increased 35.3% to $0.46 compared to $ 0.34 in 1997. Dividends have been adjusted to reflect the 5 for 2 split of September 1998. The indicated rate for 1999 is $ 0.48 per share representing a 4.3% increase over 1998 dividends.

The Corporation has continued to purchase common stock of the Corporation in the open market. These purchases are carried as treasury stock in the equity section of the Corporation balance sheet. On December 31, 1998 treasury stock totaled $747,871 representing 49,924 shares purchased. During 1998, 8,249 shares were purchased at an average price per share of $24.14. During 1997, 39,375 shares were purchased at an average price per share of $15.76. Per share prices are adjusted to recognize the 5 for 2 stock split paid in September 1998. Treasury stock purchases have the effect of reducing the equity of the Corporation while increasing the earnings per share of the receiving shareholder. For a detailed comparison of shareholder equity for 1998 and 1997, refer to Note 17 of the Consolidated Financial Statements.


Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of taxes, on securities classified available for sale. As of December 31, 1998 and 1997, stockholders' equity included 561,470 and 370,569 respectively in unrealized appreciation.

As shown in Table 20, the return on average equity increased to 13.23% in 1998 from 12.20% in 1997. The change in average assets ratio from 22.06% in 1997 to 7.86% in 1998 reflects the impact of the purchase of the branches in Wyoming County in 1997.

CAPITAL ANALYSIS
               Relationship Between Significant Financial Ratios
                                1998     1997     1996
Return on Average Equity      13.23%   12.20%   12.51%
Earnings Retained ......      70.77%   75.58%   77.77%
Internal Capital Growth        9.36%   10.01%   10.30%
Change in Average Assets       7.86%   22.06%    8.32%
Equity to Average Assets      11.10%   11.34%   12.20%
Dividend Payout Ratio ..      29.23%   24.42%   22.23%
Growth in Average Equity      17.54%   10.74%    9.33%

*Internal capital growth is equal to return on average equity multiplied by earnings retained


Interest Rate Sensitivity
Interest rate sensitivity is a function of the repricing characteristics of the Corporation's asset and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing at a future period of time. These differences are known as interest sensitivity gaps.

The principle objectives of asset/liability management are to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. The position would contribute positively to net income in a rising rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. Management contrives to monitor sensitivity in order to avoid overexposure to changing interest rates.

Another way management reviews its sensitivity position is through "simulation". In simulation, the Corporation projects future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in our operating environment. Management can not predict the direction of interest rates or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net income caused by interest rate changes.

Limitations of gap analysis in the following gap schedule include assets and liabilities which contractually reprice within the same period may not reprice at the same time or to the same extent, changes in market interest rates do no affect all assets and liabilities to the same extent or at the same time, and interest rate gaps reflect the Corporation's position on a single day (December 31, 1998 in the case of Table 21) while the Corporation continually adjusts its interest sensitivity throughout the year.

(In thousands)
GAP ANALYSIS
Maturity or Repricing In:         3        3 to 6    6 to 12    1 to 5   Over 5
                               Months      Months     Months     Years    Years
                             --------   ---------    -------   -------   ------
RATE SENSITIVE ASSETS
Loans                         $16,998     $17,930    $20,134   $46,121  $40,065
Securities                     25,751       6,470      9,839    41,528   11,812
Federal Funds Sold                  0           0          0         0        0
Total Rate Sensitive Assets    42,749      24,400     29,973    87,649   51,877
Cummulative Rate
Sensitive Assets              $42,749     $67,149    $97,122  $184,771 $236,648
                              -------     -------    -------  -------- --------

RATE SENSITIVE LIABILITIES
Interest Bearing Checking    $  1,503   $       0   $      0    $    0 $ 13,527
Money Market Deposits .....    30,245       1,639          0         0    8,194
Regular Savings ...........     3,089          26        298         0   27,501
CDs and IRAs ...............   21,410      22,536     22,445    31,488    1,718
Short-term Borrowings ......    4,032           0          0     5,000        0
Total Rate Sensitive
Liabilities ................   60,279      24,201     22,743    36,488   50,940
Cummulative Rate
Sensitive Liabilities ......$  60,279     $84,480   $107,223  $143,711 $194,651
                             --------     -------    -------   ------    ------

Period Gap ................($ 17,530)   $     199   $  7,230  $ 51,161  $   937
Cummulative Gap ...........  (17,530)    (17,331)    (10,101)   41,060   41,997
Cummulative Rate Sensitive
Assets to Liabilities .....    70.92%      79.49%      90.58%  128.57%  121.58%
Cummulative Gap to
Total Assets ..............    (7.09)%    (7.01)%     (4.09)%   16.61%   16.99%

The Corporation's asset/liability reporting format incorporates interest bearing demand deposits and savings deposits as rate sensitive in various time frames. This accounts for the fact that a change in interest rates will not affect the rates paid on these products as it would to products more closely tied to a market index.

As of December 31,1998, the gap analysis would indicate that net income would not be significantly influenced by small fluctuations in interest rates either up or down. However, market rates on interest bearing demand deposits and savings deposits are currently very low and management feels that it would be unlikely that these rates could be reduced significantly. Conversely, the rate sensitivity of these liabilities will increase in a rising rate environment due to market competition until rates return to pre-1992 levels (approximately 5% for savings and demand deposits). In 1998 management maintained a level of interest rate risk that was consistent with internally established acceptable level of risk.

Liquidity
Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities available for sale, and maturities of earning assets of one year or less.

The Corporation's principal source of liquidity is the securities portfolio. As disclosed in Note 3 of the Consolidated Financial Statements, as of December 1998, the value of securities maturing in less than 1 year equals $5,810,235. In addition to those maturities, the Corporation receives monthly principal repayments on agencies and mortgage-backed securities. In 1998 the total was $6,255,232.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 9) illustrates the maturities of loans. Liquidity can also be managed by maintaining a capability to borrow funds. The Corporation has arranged for short-term borrowings through the FHLB and ACBB as discussed in the Short-Term Borrowing section of this report.

Loan Concentration and Off Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments may include and involve commitments to extend credit, standby letters of credit, elements of credit, and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Commitments to extend credit are agreements to lend to the customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire in one year or less without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company's exposure to credit loss is essentially the same for these items as that involved in extending loans to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.
Collateral is obtained based on management's credit assessment of the particular customer.

Please refer to Note 13 in the Notes to Consolidated Financial Statements for a more detailed account.


Effects of Inflation
The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Corporation is difficult to measure. Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Corporation's assets. Inflation may also affect the general level of interest rates, which can have a direct bearing on the Corporation.

Management believes that the most significant impact on financial results is the Corporation's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain a position that is within conservative parameters for interest sensitive assets and liabilities in order to be protected against wide interest rate fluctuation.

FASB and Other Disclosures
The following can be found under Note 1 of the Notes to Consolidated Financial
Statements:
SFAS No. 130 Reporting Comprehensive Income
SFAS No. 131 Segment Reporting
SFAS No. 133 Accounting Principles Issued and Not Yet Adopted
SFAS No. 134 Accounting for Mortgage-backed Securities retained after the
     Securitization of Mortgage Loans
     Held for Sale by a Mortgage Banking Activities




YEAR 2000 COMPLIANCE

The company has adopted a Year 2000 policy to address the "Year 2000" issue concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could produce inaccurate or unpredictable results. The Company, similar to most financial service providers, is particularly vulnerable to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the company's direct control and outside of the company's ownership, yet with which the company electronically or operationally interfaces.

In order to address the Year 2000 issue, the company has developed and implemented a five-phase compliance plan divided into the following major components:
Awareness
Assessment
Renovation
Validation & Testing
Implementation

We have finished the first three phases and are working on the last two phases. We are in the final stages of those phases of the Y2K project. We have been actively conducting internal testing of equipment and programs in conjunction with Year 2000 procedures to insure that all of our systems are able to function accurately and completely at the turn of the century. We did this testing by simulating future dates. Similar tests have been done by other banks that are using the same software. We also ran an off premise test in Birmingham, Alabama. We are substantially finished with our business resumption and contingency plan which details solutions to potential problems we defined through "what-if-scenarios". We have initiated communications with all of our significant suppliers to determine the extent of our vulnerability to those third parties should they fail to remediate their own Year 2000 issues. To the extent that we do not receive adequate assurances, we are prepared through our contingency plan to seek alternate vendors. We do not internally generate programmed software coding as all of our software is purchased or licensed from external providers. At this time, we cannot estimate the cost, if any, that might be required to implement such a contingency plan.

We anticipate that the testing phase of the Year 2000 project will cost $15,000. The aforementioned cost estimate may change as we obtain additional information associated with and conduct further testing concerning third parties.

Financial institution regulators have intensively focused upon Year 2000 exposure, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins. The Bank is subject to supervision by the Comptroller of the Currency, which regularly conducts reviews of the safety and soundness of the Banks operations, including Year 2000 compliance

In spite of all the company's activities and efforts, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the company's business, financial condition, results of operations, and business prospects.


CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical data, this report may be deemed to contain forward-looking information. Examples of this information may include projections or statements regarding future earnings or losses, projections or statements regarding interest income and other income, projections or statements regarding growth prospects and other financial terms, statements of plans and objectives of the Board of Directors, statements of future economic performance, and statements of assumptions such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank and their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative or variation of such terminology. No assurance can be given that the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results may include the effects of changing economic conditions in the market areas of the Corporation, the Bank, and nationally, credit risks of lending activities, significant changes in interest rates, changes in federal and state banking laws and regulations, funding costs, and other external developments which could materially affect business and operations.

ITEM 7A Quantitative and Qualitative Disclosure
About Market Risk

The Company is not a party to any forward contract, interest rate swap, option interest, or similar derivation instrument. The Company does not deal in foreign currency. The following tables present average interest rates that relate to assets and liabilities that are sensitive to changes in interest rates.

EXPECTED MATURITY DATES
                       12/31/99    12/31/00    12/31/01    12/31/02    12/31/03
                       --------    --------    --------    --------    --------
Assets:
Investment Securities $26,895,686 $14,418,951 $14,114,555 $10,569,371 $7,363,627
Average Interest Rate       6.21%       6.12%       6.00%       5.91%      5.91%
Loans                 $24,281,661 $11,722,833 $10,554,703  $9,339,129 $8,454,714
Average Interest Rate       7.37%       7.82%       8.00%       8.06%      8.09%

Liabilities:
Deposits             $103,344,623 $17,281,921  $7,323,071  $3,974,653 $2,907,874
Average Interest Rate       4.72%       4.81%       4.88%       4.91%      4.93%

EXPECTED MATURITY DATES
                             5 Years          Total           Fair Value
                             --------        -------           --------
Assets:
Investment Securities      $19,812,879      $93,175,069       $93,175,068
Average Interest Rate            5.67%            5.67%
Loans                      $75,182,599     $139,535,639      $140,648,995
Average Interest Rate            8.08%            8.08%

Liabilities:
Deposits                   $75,048,910     $209,881,052      $210,619,877
Average Interest Rate            3.81%            3.81%





ITEM 8 Financial Statements and Supplementary Data


                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                               TABLE OF CONTENTS
                        DECEMBER 31, 1998, 1997 AND 1996




                                                            Page

Independent Auditor's report .............................   31

Financial statements:

Consolidated balance sheets ..............................   32

Consolidated statements of income ........................   33

Consolidated statements of comprehensive income ..........   34

Consolidated statements of stockholders' equity ..........   35

Consolidated statements of cash flows ....................   36 - 37

Notes to consolidated financial statements ...............   38 - 56

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Peoples Financial Services Corp.
and Subsidiary


We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




February 17, 1999





PROCIAK & ASSOCIATES, L.L.C.
Wilkes-Barre, Pennsylvania

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                   December 31,     December 31,
                                                       1998             1997
ASSETS
Cash and due from banks ....................    $   2,083,913     $   2,401,332
Interest-bearing deposits in other banks ...        2,724,780         3,147,371
Investment securities available for sale ...       93,175,068        88,149,054

Loans ......................................      141,282,569       126,852,708
Less: Unearned income ......................         (34,272)          (67,188)
Allowance for loan losses ..................      (1,712,657)       (1,675,887)
                                                -------------     -------------
Net loans ..................................      139,535,640       125,109,633

Premises and equipment .....................        3,523,053         3,756,300
Accrued interest receivable ................        1,781,561         1,776,908
Other assets ...............................        4,378,362         4,379,317
                                                -------------     -------------


Total assets ...............................    $ 247,202,377     $ 228,719,915
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing ...................       $ 24,262,777        $ 20,104,376
Interest bearing .......................        185,618,275         173,487,641
                                               ------------        ------------
Total deposits .........................        209,881,052         193,592,017

Short-term borrowings ..................          4,031,975           9,274,834
Long-term borrowings ...................          5,000,000                 -0-
Accrued interest payable ...............            702,889             662,696
Other liabilities ......................            540,767             546,445
                                               ------------        ------------
Total liabilities ......................        220,156,683         204,075,992
                                               ------------        ------------

Stockholders' equity:
Common stock, par value $2 per share, 12,500,000 shares
authorized; 2,177,576 and 2,185,825 shares issued and outstanding
at December 31, 1998 and 1997, respectively ..     4,455,000          4,455,000
Surplus ......................................     4,455,000          4,455,000
Retained earnings ............................    18,322,095         15,912,129
Accumulated other comprehensive income .......       561,470            370,569
Less: treasury stock, at cost
(49,924 and 41,675 in 1998 and 1997,
respectively) ................................     (747,871)          (548,775)
                                               -------------      -------------
Total stockholders' equity ...................    27,045,694         24,643,923
                                               -------------      -------------

Total liabilities and stockholders' equity ... $ 247,202,377      $ 228,719,915
                                               =============      =============



See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  1998      1997          1996
                                                  ----      ----          ----
Interest income:
Interest and fees on loans .................$11,447,692 $ 9,995,843  $ 9,031,697
Interest and dividends on investments:
Taxable ....................................  3,472,481   4,255,842    3,491,090
Tax exempt .................................  1,486,960   1,285,145      824,995
Dividends ..................................     89,737      60,533       55,257
Interest on deposits in other banks ........     45,153      34,684        7,333
Interest on federal funds sold .............     41,529      92,678       35,367
                                            ----------- -----------  -----------
Total interest income ...................... 16,583,552  15,724,725   13,445,739
                                            ----------- -----------  -----------

Interest expense:
Interest on deposits .......................  7,906,294   7,737,668    6,798,796
Interest on short-term borrowings ..........    275,041     176,390       69,958
Interest on long-term borrowings ...........      9,667         -0-       10,810
                                            ----------- -----------  -----------

Total interest expense .....................  8,191,002   7,914,058    6,879,564
                                            ----------- -----------  -----------

Net interest income ........................  8,392,550   7,810,667    6,566,175
Provision for loan losses ..................    190,000     130,000      220,000
                                            ----------- -----------  -----------
Net interest after provision for loan losses  8,202,550   7,680,667    6,346,175
                                            ----------- -----------  -----------

Other income:
Service charges and customer service fees ..  1,108,023     891,489      682,003
Other income ...............................     40,700      29,278       21,900
Investment securities gains, net ...........     47,494     217,104      119,913
                                              --------- -----------  -----------
Total other income .........................  1,196,217   1,137,871      823,816
                                            ----------- -----------  -----------

Other expenses:
Salaries and employee benefits .............  2,395,055   2,282,412    1,790,480
Occupancy expense, net .....................    319,234     323,532      225,251
Equipment expense ..........................    435,631     388,857      251,732
FDIC insurance and assessments .............     87,683      81,410       55,730
Professional fees and outside services .....    190,676     192,530      182,974
Computer service and supplies ..............    268,294     359,024      223,917
Taxes, other than payroll and income .......    222,267     203,719      183,332
Other operating expenses ...................  1,170,750   1,162,176      689,710
                                            ----------- -----------  -----------
Total other expense ........................  5,089,590   4,993,660    3,603,126
                                            ----------- -----------  -----------

Income before taxes ........................  4,309,177   3,824,878    3,566,865
Provision for income tax ...................    903,804     813,619      850,828
                                            ----------- -----------  -----------
Net income .................................$ 3,405,373 $ 3,011,259  $ 2,716,037
                                            =========== ===========  ===========

Earnings per share - basic .................$      1.56 $      1.38  $      1.22
                                            =========== ===========  ===========

Earnings per share - diluted ...............$      1.56 $      1.38  $      1.22
                                            =========== ===========  ===========

See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                1998         1997       1996
                                                ----         ----       ----
Net income .................................$ 3,405,373 $ 3,011,259 $ 2,716,037
                                             ----------- ----------- -----------

Other comprehensive income (loss) before tax:

Unrealized holding gains (losses) on securities
available for sale arising during the period .. 336,738   1,217,825   (344,107)

Less: reclassification adjustment ............. (47,494)   (132,343)     54,315
                                            -----------  -----------  ----------

Other comprehensive income (loss) before tax .. 289,244   1,085,482   (398,422)

Federal income tax expense (benefit) ..........  98,343     369,064   (135,463)
                                            -----------  ----------- -----------

Other comprehensive income (loss),
net of tax (benefit) .......................... 190,901     716,418   (262,959)
                                             ----------  ----------- -----------

Total comprehensive income ................. $3,596,274  $3,727,677 $ 2,453,078
                                            ===========  =========== ===========




See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                  Accumulated
                                                    Other
                    Common               Retained Comprehensive Treasury
                     Stock     Surplus   Earnings   Income        Stock    Total
Balance,
December 31, 1995 $4,455,000 $4,455,000 $11,524,013 $(82,890) $ -0-  $20,351,123

Net income, 1996                          2,716,037                    2,716,037

Cash dividends paid, 1996
($.27 per share)                          (603,888)                    (603,888)

Treasury stock purchase                                       (486,735)(486,735)

Change in unrealized gain
(loss) on securities available for sale,
net of deferred income taxes (benefit)
of $135,463        --------   --------     -------- (262,959) -------- (262,959)

Balance,
December 31, 1996  4,455,000 4,455,000 13,636,162 (345,849) (486,735) 21,713,578

Net income, 1997                         3,011,259                     3,011,259

Cash dividends paid, 1997
($.34 per share)                         (735,292)                     (735,292)

Treasury stock purchase                                        (62,040) (62,040)

Change in unrealized gain
(loss) on securities available for sale,
net of deferred income taxes
of $369,064        --------   --------     --------  716,418  --------   716,418




Balance,
December 31, 1997  4,455,000 4,455,000 15,912,129   370,569 (548,775) 24,643,923

Net income, 1998                         3,405,373                     3,405,373

Cash dividend paid, 1998
(.46 per share)                          (995,407)                     (995,407)

Treasury stock purchase                                      (199,096) (199,096)

Change in unrealized gain
(loss) on securities available for sale,
net of deferred income taxes
of $98,343         --------   --------     --------   190,901 --------   190,901

                 $4,455,000 $4,455,000 $18,322,095 $561,470 $(747,871)$27,045,64
                 ========== ========== =========== ======== ========= =========

See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  1998        1997        1996
                                                  ----        ----        ----
Cash flows from operating activities:
Net income ...............................  $  3,405,373 $ 3,011,259 $ 2,716,037
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization ...............    709,422     639,526     262,387
Provision for loan losses ...................    190,000     130,000     220,000
(Gain) loss on sale of equipment ............      2,520       4,229     (1,283)
(Gain) loss on sale of other real estate ....   (20,489)       5,485      42,467
Amortization of securities' premiums and
accretion of discounts ......................    134,580    (58,454)     (4,270)
Gains on sale of investment securities, net .   (47,494)   (217,104)   (119,913)
Deferred income taxes (benefit) .............   (36,757)      21,630    (72,682)
Increase in accrued interest receivable .....    (4,653)   (346,951)   (183,700)
(Increase) decrease in other assets .........   (11,249)   (113,755)      12,507
Increase (decrease) in accrued
interest payable                                  40,193      63,451    (11,998)
Increase (decrease) in other liabilities ....    (5,678)     343,439   (128,431)
                                             ------------ ---------- -----------

Net cash provided by operating activities ...  4,355,768   3,482,755   2,731,121
                                            ------------ ----------- -----------

Cash flows from investing activities:
Proceeds from sale of
available for sale securities ...............  8,110,848  16,552,440  21,945,795
Proceeds from maturities of
available for sale securities ................15,044,682  40,404,500   3,705,000
Purchase of available for sale securities   (34,234,619)(73,639,832)(34,223,967)
Principal payments on
mortgage-backed securities .................   6,255,232   2,026,089   2,551,169
Net increase in loans ......................(14,961,260)(19,753,478) (9,201,875)
Proceeds from sale of premises and equipment .     2,026       2,500       2,554
Purchase of premises and equipment ........... (222,360) (1,215,313) (1,237,641)
Proceeds from sale of other real estate ......    58,000      69,251     213,052
Purchase of intangible assets ................       -0- (3,875,031)         -0-
                                            ------------ ----------- -----------
Net cash used in investing activities ......(19,947,451)(39,428,874)(16,245,913)
                                            ------------ -----------------------

Cash flows from financing activities:
Cash dividends paid .........................  (995,407)   (735,292)   (603,888)

Increase in deposits ........................ 16,289,035  36,661,664   9,762,071
Net increase (decrease) in
long-term borrowings ........................  5,000,000         -0- (1,025,000)
Net increase (decrease)
in short-term borrowings ....................(5,242,859)   2,561,916   6,018,858
Purchase of treasury stock ..................  (199,096)    (62,040)   (486,735)
                                            ------------  ----------- ----------

Net cash provided by financing activities ... 14,851,673  38,426,248  13,665,306
                                            ------------  ----------  ----------

Net increase (decrease) in cash and
cash equivalents ............................  (740,010)   2,480,129     150,514

Cash and cash equivalents, beginning of year   5,548,703   3,068,574   2,918,060
                                            ------------  ----------  ----------

Cash and cash equivalents, end of year .....$  4,808,693 $ 5,548,703 $ 3,068,574
                                            ============ =========== ===========

See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                        1998           1997           1996
                                        ----           ----           ----
Supplemental disclosures of cash paid:

Interest paid .......................   $ 8,150,809   $ 7,850,607    $ 6,867,566
                                        ===========   ===========    ===========

Income taxes paid ...................   $   864,000   $   838,000    $ 1,048,966
                                        ===========   ===========    ===========

Non-cash investing and financing activities:

Transfers from loans to real estate
acquired through foreclosure ........   $   545,253   $   163,854          $ -0-
                                        ===========   ===========    ===========


Proceeds from sales of foreclosed
real estate financed through loans ..   $   200,000   $   108,500    $    41,000
                                        ===========   ===========    ===========

Total increase (decrease) in unrealized gain (loss)
on securities available for sale ....   $   289,244   $(1,085,481)   $   398,422
                                        ===========   ===========    ===========


















See notes to financial statements

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996





Note 1: Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Financial Services Corp. and Subsidiary, (the "Company") follow generally accepted accounting principles and have been applied on a consistent basis. The more significant accounting policies are summarized below:


Basis of Presentation

The consolidated financial statements include the accounts of Peoples Financial Services Corp. and its wholly owned subsidiary, Peoples
National Bank of Susquehanna County. All intercompany accounts and transactions have been eliminated in consolidation.


Nature of Operations

The Company provides a variety of financial services, through the bank, to individuals, small businesses and municipalities through its eight Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen, Tunkhannock and Springville, which are small communities in a rural setting. The Bank's primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.


Investment Securities

Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires investments to be classified and accounted for as either held to maturity, available for sale, or trading account securities based on management's intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date.

The Company classifies debt securities as held to maturity when management has the positive intent and ability to hold such securities to maturity. Held to maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 1: (Cont'd)

Investment Securities (Cont'd)

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value.

Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Management determines the appropriate classification of securities at the time of purchase and re-evaluates the designations as of each balance sheet date. Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.


Loans

Loans are stated at their outstanding unpaid principal balances net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to the yield.

A loan is generally considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectibility of principal.


Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses which is charged to operations. Loans, determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account.

The allowance for loan losses related to impaired loans, that are identified for evaluation, is based on discounted cash flows using the loans' initial effective interest rate or the fair value, less selling costs, of the collateral for certain collateral dependent loans. By the time a loan becomes probable of foreclosure, it has been charged down to fair value, less estimated costs to sell.

The allowance is maintained at a level believed by management to be sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change in the near term.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 1: (Cont'd)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight line and various accelerated methods based on estimated useful lives.
Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.


Intangible Assets

Intangible assets are included in other assets and are being amortized over a period of fifteen years using the straight-line method.
Amortization for 1998 and 1997 was $258,360 and $214,931, respectively.


Foreclosed Assets Held for Sale

Foreclosed assets held for sale is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. The Company includes such properties in other assets. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expense. In addition, any gain or loss realized upon disposal is included in other income or expense.


Income Taxes

The provision for income taxes is based on the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases.


Advertising Costs

The Company follows the policy of charging marketing and advertising costs to expense as incurred.


Common Stock

Holders of Company Common Stock are entitled to one vote for each share on all matters voted on by shareholders. Holders of Company Common Stock do not have cumulative voting rights in the election of directors.

Holders of Company Common Stock do not have preemptive rights, or any subscription, redemption or conversion privileges. Holders of Company Common Stock are entitled to participate ratably in dividends on the Company Common Stock as declared by the Board of Directors, and are entitled to share ratably in all assets available for distribution to shareholders in the event of liquidation or dissolution of the Company.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 1: (Cont'd)

Earnings per Common Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS
128)." SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share exclude dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

On September 15, 1998, the Company effected a 5-for-2 stock split to shareholders of record on August 15, 1998. In connection with the stock split, the Corporation amended it's articles of incorporation to authorize 12,500,000 shares of $2 par value common stock. Earnings per share amounts and weighted average shares outstanding have been restated to give effect to the stock split.

The following data shows the amounts used in computing earnings per share for 1998:


                                                        Common
                                             Income     Shares
                                           Numerator  Denominator        EPS
Income available to common stockholders - basic
earnings per share ....................   $3,405,373    2,182,804      $   1.56
                                           =========    =========     =========

Dilutive effect of potential common stock:

Stock options .......................      _________        1,797


Income available to common stockholders - diluted

earnings per share ....................   $3,405,373    2,184,601       $  1.56
                                          ==========   ==========     =========



During 1997 and 1996, there were no potential common stock equivalents. The weighted average number of shares outstanding after the effect of the 5-for-2 stock split was 2,188,281 and 2,220,087 for 1997 and 1996, respectively.


Accounting for Stock Options

The Company accounts for stock-based compensation in accordance with the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This method calculates compensation expense using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company has not recognized any compensation expense under this method. The Company adopted the reporting disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation under APB opinion No. 25.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 1: (Cont'd)

Accounting for Transfers and Servicing of Financial Assets

The Company accounts for transfers and servicing of financial assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interest, if any, based on their relative fair values at the date of transfer. It also provides implementation guidance for servicing of financial assets, securitizations, loan syndications and participations and transfers of loan receivables with recourse.


Reporting Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adopting SFAS No. 130 was not material to the Company's financial position or results of operations.


Segment Reporting

During 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way public companies report information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures regarding products and services, geographic areas and major customers. The adoption of this Statement had no impact on the Company's financial position or results of operations.


Disclosures about Pension and Other Post-retirement Benefits

During 1998, the Company adopted SFAS No. 132. This Statement: (1) revises employers' disclosures about pension and other post-retirement benefit plans; (2) standardizes the disclosure requirements for benefits of such plans; (3) requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis; and (4) eliminates certain disclosures that are no longer useful. Most of the changes in the disclosure provisions of this Statement address defined benefit plans. The Company's adoption of SFAS No. 132 had no effect on the Company's financial position or results of operations.


Accounting Principles Issued and Not Yet Adopted

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods.
Management of the Bank is in the process of

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 1: (Cont'd)

evaluating the impact, if any, this Statement will have on the Bank's consolidated results of operations or financial position when adopted.

In November 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued. The Statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities."
Statement 65, as amended, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments.

This Statement conforms the subsequent accounting for securities retained after securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by nonmortgage banking enterprises. This means that such securities can be classified as held-to-maturity if they conform to the requirements of SFAS 115. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Bank is in process of evaluating the impact, if any, this Statement will have on the Bank's consolidated results of operations or financial position when adopted.


Cash Flows

For the purpose of cash flow, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.


Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.


Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's classifications.


Note 2: Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 1998 and 1997 was $1,017,000 and $1,005,000, respectively.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996


Note 3: Investment Securities

At December 31, 1998 and 1997, the amortized cost and fair values of securities available for sale are as follows:

                                                  Gross      Gross
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost         Gain       Loss       Value
December 31, 1998
U.S. Treasury securities ......... $10,476,447   $248,399   $   -0-  $10,724,846
U.S. Government corporate and
agency obligations ...............  12,244,318     55,144     1,708   12,297,754
Obligations of state and political
subdivisions .....................  29,490,805    739,104       -0-   30,229,909
Corporate debt securities ........   6,238,663     98,621       -0-    6,337,284
Mortgage backed securities .......  32,470,422     41,392   330,239   32,181,575
Equity securities ................   1,403,700        -0-       -0-    1,403,700
                                   ----------- ---------   -------  -----------
                                   $92,324,355 $1,182,660  $331,947  $93,175,068
                                   =========== ==========  ========  ===========

December 31, 1997
U.S. Treasury securities          $ 11,470,890 $  166,301  $    -0-  $11,637,191
U.S. Government corporate and
agency obligations                  20,876,825    120,812   121,375   20,876,262
Obligations of state and political
subdivisions                        28,891,549    586,237     3,743   29,474,043
Corporate debt securities            6,177,235     66,907   129,603    6,114,539
Mortgage backed securities          19,339,387     81,942   206,010   19,215,319

Equity securities                      831,700        -0-       -0-      831,700
                                   ----------- ---------- ---------  -----------
                                   $87,587,586 $1,022,199  $460,731  $88,149,054
                                   =========== ==========  ========  ===========

The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties, or elect not to prepay the obligation at call date.

                                          Amortized       Fair
                                             Cost         Value
Due in one year or less ..............   $ 5,756,917   $ 5,810,235
Due after one year through five years      1,239,055    21,667,209
Due after five years through ten years     7,161,964     7,388,358
Due after ten years ..................    24,292,297    24,723,991

Mortgage-backed securities ...........    32,470,422    32,181,575
Equity securities ....................     1,403,700     1,403,700
                                         -----------   -----------
                                         $92,324,355   $93,175,068

Proceeds from sale of available for sale securities during 1998, 1997 and 1996 were $8,110,848, $16,552,440 and $21,945,795, respectively.
Gross gains realized on these sales were $63,459, $238,070 and $251,687, respectively. Gross losses on these sales were $15,965, $20,966, and $131,774, respectively. Net unrealized gains (losses) on securities available for sale included in accumulated other comprehensive income net of tax was $561,470 and $370,569 in 1998 and 1997, respectively.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 3: (Cont'd)

Securities with a carrying value of $24,652,037 and $22,635,952 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.



Note 4: Loans

Loans are summarized as follows:

                    1998          1997
Commercial    $ 16,525,040   $ 14,796,511
Real estate    106,916,488     95,953,797
Consumer ..     17,841,041     16,102,400
              ------------   ------------
Total loans   $141,282,569   $126,852,708
              ============   ============


A summary of the transactions in the allowance for loan losses is as follows:

                                                1998        1997         1996
                                                ----        ----         ----
Balance at beginning of year ..........   $ 1,675,887  $ 1,663,806  $ 1,487,757
Provision charged to operating expenses       190,000      130,000      220,000
Recoveries ............................        41,868       31,253       33,146
Loan charge-offs                            (195,098)    (149,172)     (77,097)
                                            ---------    ---------   ----------
Balance at end of year ................   $ 1,712,657  $ 1,675,887  $ 1,663,806
                                          ===========  ===========  ===========


Information with respect to impaired loans as of and for the years ended December 31, 1998 and 1997 are as follows:

                                                      1998      1997
Loans receivable for which there is a related
allowance for loan losses ......................   $572,000   $432,000
Loans receivable for which there is no related
allowance for loan losses ......................        -0-        -0-
                                                   --------   --------
Total impaired loans ...........................   $572,000   $432,000
                                                   ========   ========

Related allowance for loan losses ..............   $142,000   $ 89,000
                                                   ========   ========

Average recorded balance on these impaired loans   $504,000   $486,000
                                                   ========   ========

Interest income on these impaired loans ........   $ 33,100   $  7,100
                                                   ========   ========


In addition, the Bank had other non-accrual loans of approximately $112,000 and $595,000 at December 31, 1998 and 1997, respectively, for which impairment had not been recognized. Interest income on these loans, which is recorded when received, amounted to $7,200 and $24,900 for the years ended December 31, 1998 and 1997, respectively.

Interest income that would have been recorded under the original terms of the loan agreements amounted to $63,000 and $96,000 for the years ended December 31, 1998 and 1997, respectively.

The Bank has no commitments to loan additional funds to borrowers with impaired or non-accrual loans.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996


Note 5: Premises and Equipment

Premises and equipment at December 31, 1998 and 1997 are comprised of:

                                         1998            1997
                                         ----            ----
Land ............................   $   348,280    $   348,280
Building and improvements .......     3,486,097      3,408,074
Furniture, fixtures and equipment     2,833,692      2,713,521
                                    -----------    -----------
Total ...........................     6,668,069      6,469,875
Accumulated depreciation ........   (3,145,016)    (2,713,575)
                                    -----------    -----------
Net .............................   $ 3,523,053    $ 3,756,300
                                    ===========    ===========




Note 6: Deposits

The carrying amounts of deposits at December 31, 1998 and 1997 consisted of the following:

                                      1998          1997
                                      ----          ----
Demand - non-interest bearing   $ 24,263,832   $ 20,104,376
Demand - interest bearing ...     55,107,402     52,945,190
Savings .....................     30,563,596     29,034,158
Time - $100,000 and over ....     14,535,000     12,510,000
Time - less than $100,000 ...     85,411,222     78,998,293
                                ------------   ------------
                                $209,881,052   $193,592,017
                                ============   ============



At December 31, 1998 the time remaining to maturity of time certificates of deposit of $100,000 or more was as follows:

                         1998
Within 3 months ..   $ 3,242,000
3 to 12 months ...     7,557,000
One to three years     3,295,000
Over three years .       441,000
                     -----------
Total ............   $14,535,000
                     ===========


Interest expense related to time deposits of $100,000 or more was $659,044 in 1998, $611,961 in 1997 and $653,410 in 1996.


Note 7: Short-term Borrowings

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 1998 and 1997:

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 7: (Cont'd)

                                                  1998
                                                        Maximum
                            Ending       Average       Month End        Average
                            Balance      Balance        Balance           Rate
                            -------      -------        -------           ----
Federal funds
purchased and
securities sold
under agreements to
repurchase ...........    $1,742,886    $4,368,045    $ 7,410,570         5.16%

Federal Home Loan Bank     2,190,000       543,101      3,000,000         5.49%

U.S. Treasury tax and
loan notes ...........        99,089       488,050      1,061,765         4.90%
                          ----------    ----------    -----------          ----

Total ................    $4,031,975    $5,399,196    $11,472,335         5.27%
                          ==========    ==========    ===========          ====


                                                  1997
                                                        Maximum
                            Ending       Average       Month End         Average
                            Balance      Balance        Balance           Rate
                            -------      -------        -------           ----
Federal funds
purchased and
securities sold
under agreements to
repurchase                $2,596,742    $1,271,083    $ 4,900,000         5.65%

Federal Home Loan Bank     5,675,000     1,251,027      6,000,000         6.32%

U.S. Treasury tax and
loan notes                 1,003,092       535,242      1,107,099         4.74%
                           ---------    ----------    -----------         -----

Total                     $9,274,834    $3,057,352    $12,007,099         5.77%
                          ==========    ==========    ===========         =====


The Bank has an agreement with Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 1998 and 1997, the Bank had a maximum borrowing capacity of $87,046,000 and $67,815,000, respectively. Advances on the flexible line of credit from the FHLB at December 31, 1998 and 1997 were $2,190,000 and $3,775,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements were under the Bank's control.

The Bank has a line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- were outstanding at December 31, 1998 and 1997, respectively. These borrowings are unsecured.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 8: Long-term Borrowing

Long-term borrowings of $5,000,000 at December 31, 1998 consists of a term fund from the Federal Home Loan Bank. The note has a fixed rate of interest of 4.64% and matures in 2003. This note has a convertible option which allows FHLB, after two years, to change the note to an adjustable-rate advance at 3 month LIBOR plus 10 basis points. In that event, the Bank has the option to prepay the loan without penalty. If the Bank prepays the loan within the two year period, the prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would result from the interest rate posted by the FHLB on the date of prepayment for an advance of comparable maturity. The note is secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage backed securities, certain mortgage loans and a lien on FHLB stock.


Note 9: Stock Option Plan

A stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees was approved by the shareholders at the annual meeting held on April 25, 1998. The plan will be administered by a committee of the Board of Directors. Under the plan, 125,000 shares of common stock (adjusted for the 5-for-2 stock split on September 15, 1998) are reserved for possible issuance, subject to future adjustment in the event of specified changes in the Company's capital structure. Under the plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. Options granted during 1998 expire in ten years.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 9: (Cont'd)

A summary of transactions under this plan were as follows:

                                             1998
                                                  Weighted
                                                   average
                                      Options       price
Granted ..........................     8,934    $   55.50
Stock split ......................    13,401        22.20
Canceled .........................   (1,275)        22.20
                                     -------       ------
Outstanding, end of year .........    21,060    $   22.20
                                     =======       ======

Options exercisable at end of year       -0-    $   22.20
                                     =======       ======

The following summarizes information about all stock options outstanding at December 31, 1998:

                               Weighted-Average
                                   Remaining         Options
  Exercise Price     Number    Contractual Life    Exercisable
     $22.20         21,060          9.4 years           -0-

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 1998:

                      As Reported      Pro Forma
Net income: .......   $ 3,405,373   $   3,318,995
                      ===========   =============

Earnings per share:

Basic .............   $      1.56   $        1.52
                      ===========   =============

Fully diluted .....   $      1.56   $        1.52
                      ===========   =============

For the purposes of the pro forma calculations, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 1998:

Dividend yield ........       1.80%
Expected volatility ...      20.00%
Risk-free interest rate       5.90%
Expected lives ........    10 years

Note 10: Income Taxes

The components of the provision for income tax are as follows:

                                     1998         1997        1996
                                     ----         ----        ----
Federal
Currently payable ............   $ 940,561    $ 791,989   $ 923,510
Deferred tax (benefit) .......    (36,757)       21,630    (72,682)
                                 ---------    ---------   ---------
Total provision for income tax   $ 903,804    $ 813,619   $ 850,828
                                 =========    =========   =========

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 11: (Cont'd)


The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset included in other assets in these consolidated financial statements. The components of the net deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                       1998         1997
                                                       ----         ----
Deferred tax asset:
Allowance for loan losses ......................    $ 454,100    $ 441,599
Deferred loan fees .............................       50,670       83,680
Deferred compensation ..........................       69,797       61,873
                                                    ---------    ---------

                                                      574,567      587,152
                                                     ---------    ---------

Deferred tax liability:
Unrealized gain on available for sale securities    (289,242)    (190,899)
Accretion ......................................         -0-      (51,746)
Other, net .....................................     (22,533)     (20,129)
                                                   ---------    ---------

Total ..........................................    (311,775)    (262,774)
                                                   ---------    ---------

Net deferred tax asset .........................    $ 262,792    $ 324,378
                                                    =========    =========


A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended
December 31, are as follows:

                                      1998           1997           1996
                                      ----           ----           ----
Provision at statutory rate ..   $ 1,465,120    $ 1,300,459    $ 1,212,734
Tax exempt interest ..........     (642,312)      (561,156)      (425,385)
Non-deductible interest ......        88,540         86,990         73,121
Other, net ...................       (7,544)       (12,674)        (9,642)
                                 -----------    -----------    -----------
Net provision for income taxes   $   903,804    $   813,619    $   850,828
                                 ===========    ===========    ===========



Note 11: Pension Plan and Other Employee Benefit Plans

The Bank has a noncontributory pension plan covering eligible employees. Benefits are based on the employee's compensation and years of service. The Bank's funding policy is to contribute annually amounts not to exceed the maximum amount deductible for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The following table sets forth the plan's funded status and amounts recognized in the Bank's statement of financial position at December 31, 1998 and 1997.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996


Note 11: (Cont'd)

                                                       1998           1997
                                                       ----           ----
Change in benefit obligation:

Benefit obligation at beginning of year ......   $   705,991     $   458,277
Service cost .................................        43,380          21,665
Interest cost ................................        51,980          37,841
Actuarial gain ...............................           -0-         208,729
Benefits paid ................................      (21,920)        (20,521)
                                                 -----------     -----------
Benefit obligation at end of year ............       779,431         705,991
                                                 -----------     -----------

Change in plan assets:

Fair value of plan assets at beginning of year       915,027         868,910
Actual return on plan assets .................       151,836          66,638
Benefits paid ................................      (21,920)        (20,521)
                                                 -----------     -----------
Fair value of plan assets at end of year .....     1,044,943         915,027
                                                 -----------     -----------

Funded status ................................       265,512         209,036
Unrecognized net actuarial loss ..............      (19,666)          49,409
Unrecognized prior service cost ..............     (204,906)       (214,025)
                                                 -----------     -----------
Prepaid (accrued) benefit cost ...............   $    40,940     $    44,420
                                                 ===========     ===========

Weighted-average assumptions:
Discount rate ................................          7.5%            8.5%
Expected return on plan assets ...............          8.5%            8.5%
Rate of compensation increase ................          4.0%            4.0%



Net pension cost for the years ended December 31, 1998, 1997 and 1996 included the following components:

                                          1998         1997         1996
                                          ----         ----         ----
Service cost ......................   $  43,380    $  21,665    $  19,155
Interest cost .....................       51,98       37,841       33,098
Expected return on plan assets ....   (151,837)     (66,638)     (96,036)
Net amortization and deferral .....     (6,082)      (6,082)      (6,082)
Prior service cost ................     (9,119)      (9,119)      (9,119)
Deferred gain (loss) ..............      75,157      (6,106)       29,324
                                      ---------    ---------    ---------
Net periodic pension cost (benefit)   $   3,480   $ (28,439)   $ (29,660)
                                      =========    =========    =========

The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total compensation for the plan year. Shares of Bank stock owned by the plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 1998, 1997 and 1996, contributions to the plan charged to operations were $67,931, $65,416, and $67,713, respectively.

The Bank also maintains a profit sharing plan under the provisions of
Section 401 (k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. During 1998, 1997 and 1996, employer contributions to the plan charged to operations were $37,499, $34,831, and $21,252, respectively.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 11: (Cont'd)


The Bank has an agreement with its chief executive officer to establish an excess benefit retirement plan. The plan is a non-qualified Deferred Compensation Plan in which the Bank is not required to establish a reserve. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of the chief executive officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions upon the death of the officer. The cost charged to operations was $23,304, $15,832, and $21,185 for the years ended December 31, 1998,
1997 and 1996, respectively.



Note 12: Commitments and Contingencies

The Bank is obligated under non-cancelable lease agreements for certain bank premises expiring in September 2028. The leases contain a renewal option and provide that the Bank pay property taxes, insurance and maintenance costs.

The following is a schedule by years of future minimum lease payments required under this non-cancelable lease:

Years ended December 31
               1998   $ 17,760
               1999     17,760
               2000     17,760
               2001     17,760
               2002     18,720
  2003 through 2008    102,600
                      --------
                      $192,360


Total rent expense was $13,440, $12,000 and $12,000 for the years ended December 31, 1998, 1997 and 1996, respectively.



Note 13: Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. Commitments to extend credit are agreements to lend to the customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire in one year or less without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank's exposure to credit loss is essentially the same for these items as that involved in extending loans to customers. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. Collateral is obtained based on management's credit assessment of the particular customer.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996



Note 13: (Cont'd)

The contract or notional amounts at December 31, 1998 and 1997 were as follows:

                                   1998         1997
                                   ----         ----
Commitments to extend credit   $7,946,887   $6,450,413
Standby letters of credit ..      480,105      250,500
                               ----------   ----------
                               $8,426,992   $6,700,913
                               ==========   ==========

The Bank grants commercial, consumer and residential loans to customers primarily in the Susque- hanna/Wyoming County, PA and Broome County, NY areas. Of the total loan portfolio, 76% is for real estate loans, principally residential. It is the opinion of management that this high concentration does not pose any adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.


Note14: Regulatory Matters

The Company is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Company may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $4,755,000, plus an additional amount equal to the net profit for 1999, up to the date any such dividend is declared.

Under Federal Reserve regulations, the Bank is limited as to the amount it may lend to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1998, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of capital stock and surplus.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996



Note 14: (Cont'd)


The Company and Bank's actual capital ratios as of December 31, 1998 and 1997, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:


                                                                  To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                             For Capital          Corrective
                             Actual        Adequacy Purposes  Action Provisions
                         Amount   Ratio      Amount  Ratio      Amount    Ratio
As of December 31, 1998:

Total capital (to risk weighted assets):
Consolidated          $24,790,000 18.15%  $10,927,000 8.00%  $13,658,000  10.00%
Peoples National Bank $24,367,000 17.92%  $10,879,000 8.00%  $13,599,000  10.00%
Tier 1 capital (to risk weighted assets):
Consolidated          $23,083,000 16.90%  $ 5,463,000 4.00%  $ 8,195,000   6.00%
Peoples National Bank $22,667,000 16.67%  $ 5,440,000 4.00%  $ 8,160,000   6.00%
Tier 1 capital (to average assets):
Consolidated          $23,083,000  9.60%  $ 9,613,000 4.00%  $12,017,000   5.00%
Peoples National Bank $22,667,000  9.43%  $ 9,613,000 4.00%  $12,017,000   5.00%


As of December 31, 1997:

Total capital (to risk weighted assets):
Consolidated          $22,167,000 17.84%  $ 9,938,000 8.00%   $12,422,000 10.00%
Peoples National Bank $22,132,000 17.82%  $ 9,933,000 8.00%   $12,417,000 10.00%
Tier 1 capital (to risk weighted assets):
Consolidated          $20,613,000 16.59%  $ 4,969,000 4.00%   $ 7,453,000  6.00%
Peoples National Bank $20,578,000 16.57%  $ 4,967,000 4.00%   $ 7,450,000  6.00%
Tier 1 capital (to average assets):
Consolidated          $20,613,000  9.22%  $ 8,947,000 4.00%   $11,184,000  5.00%
Peoples National Bank $20,578,000  9.20%  $ 8,947,000 4.00%   $11,184,000  5.00%




Note 15: Related Parties

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $752,961 and $758,083, respectively. During 1998,
$177,498 of new loans and advances on lines of credit were made, and repayments totaled $182,620.



Note 16: Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate those assets fair values.

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996



Note 16: (Cont'd)

Investment securities (including trading account securities and mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair values.

Long-term borrowings: The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to extend credit and standby letters of credit: These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 13.

The estimated fair values of the Company's financial instruments are as follows:


                                December 31, 1998         December 31, 1997

                               Carrying       Fair        Carrying      Fair
                                Amount        Value        Amount       Value
Financial assets:
Cash and due from banks ....  $2,083,913   $2,083,913   $2,401,332   $2,401,332
Interest-bearing deposits in
other banks ................   2,724,780    2,724,780    3,147,371    3,147,371
Investment securities ......  93,175,068   93,175,068   88,149,054   88,149,054
Loans, net ................. 139,535,640  140,648,995  125,109,633  128,853,451
Accrued interest receivable    1,781,561    1,781,561    1,776,908    1,776,908

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996



Note 16: (Cont'd)

                              December 31, 1998          December 31, 1997

                            Carrying       Fair         Carrying       Fair
                             Amount        Value         Amount        Value
Financial liabilities:
Deposits                 $209,881,052  $210,619,877   $193,592,017  $193,621,446
Short-term borrowings       4,031,975     4,031,975      9,274,834     9,274,834
Accrued interest payable      702,889       702,889        662,696       662,696
Long-term borrowings        5,000,000     4,738,833            -0-           -0-

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.



Note 17: Parent Company

The following is financial information for Peoples Financial Services Corp. (Parent Company only):



Balance Sheets

                                               December 31,    December 31,
                                                   1998           1997
Assets:
Cash .....................................   $      2,129    $    101,225
Investment in bank subsidiary ............     26,629,087      24,608,305
Investment securities available for sale .        500,000             -0-
Accrued interest receivable ..............         21,000             -0-
                                             ------------    ------------
Total assets .............................   $ 27,152,216    $ 24,709,530
                                             ============    ============

Liabilities:
Due to subsidiary ........................        106,522          65,607
                                             ------------    ------------
Total liabilities ........................        106,522          65,607
                                             ------------    ------------

Stockholders' equity:
Common stock .............................      4,455,000       4,455,000
Surplus ..................................      4,455,000       4,455,000
Retained earnings ........................     18,322,095      15,912,129
Accumulated other comprehensive income ...        561,470         370,569
Less: Treasury stock .....................      (747,871)       (548,775)
                                             ------------    ------------
Total stockholders' equity ...............     27,045,694      24,643,923
                                             ------------    ------------

Total liabilities and stockholders' equity   $ 27,152,216    $ 24,709,530
                                             ============    ============

                PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1998, 1997 AND 1996

Note 17: (Cont'd)

Statements of Income
                                             1998           1997         1996
                                             ----           ----         ----
Dividends from bank subsidiary ......   $ 1,595,407    $   885,292  $ 1,103,888
Other income ........................        21,000            -0-          -0-
Other expenses ......................        51,174         34,296        1,823
                                        -----------    -----------  -----------

Income before taxes and equity in
undistributed income of subsidiary ..     1,565,233        850,996    1,102,065

Provision for income tax (benefit) ..      (10,259)       (11,661)        (620)
                                        -----------    -----------  -----------

Income before equity in undistributed
income of subsidiary ................     1,575,492        862,657    1,102,685

Equity in undistributed income of
subsidiary ..........................     1,829,881      2,148,602    1,613,352
                                        -----------    -----------  -----------

Net income ..........................   $ 3,405,373    $ 3,011,259  $ 2,716,037
                                        ===========    ===========  ===========

Statements of Cash Flows

                                             1998         1997          1996
                                             ----         ----          ----
Cash flows from operating activities:
Net income .............................$3,405,373    $3,011,259     $2,716,037
Adjustments to reconcile net income
to net cash provided by operating
activities:
Undistributed earnings of subsidiary ..(1,829,881)   (2,148,602)    (1,613,352)
Increase in due to subsidiary ..........    40,915        22,635          1,203
Increase in accrued
interest
receivable .............................   (21,000)          -0-            -0-
                                        ----------     ---------    -----------

Net cash provided by operating
activities ............................. 1,595,407       885,292      1,103,888
                                        ----------     ---------    -----------

Cash flows from investing activities:
Purchase of available for sale
securities .............................  (500,000)          -0-            -0-
                                        ----------     ---------    -----------

Cash flows from financing activities:
Cash dividends paid ....................  (995,407)     (735,292)     (603,888)
Purchase of treasury stock .............  (199,096)      (62,040)     (486,735)
                                        ----------     ---------    -----------

Net cash used by financing activities ..(1,194,503)     (797,332)   (1,090,623)
                                        ----------     ---------    -----------

Net increase (decrease) in cash and cash
equivalents ............................   (99,096)       87,960         13,265

Cash and cash equivalents, beginning
of year ................................   101,225        13,265            -0-
                                        ----------     ---------    -----------

Cash and cash equivalents, end of year . $   2,129     $ 101,225    $    13,265
                                        ==========    ==========    ===========

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None





PART III



ITEM 10 Directors and Executive Officers

The Company's Board of Directors presently consists of 9 members. The Company's Board of Directors is divided into three classes, one-third (as nearly equal in number as possible) of whom are elected annually to serve for a term of three years.

The following information is set forth in the table entitled "Company's Board of Directors": name, age, term of office, and the principal occupations of such individuals during the past five years. The executive officers are appointed to their respective offices annually. All directors of the Company also serve as directors of PNB. Unless otherwise indicated, the principal occupation listed for a person has been the person's occupation for at least the past five years. Because a majority of persons listed served as officers or directors of PNB prior to the formation of the Company in 1986, the table indicates the earliest year a person became an officer or director for PNB or the Company.

                                             Year   Year Term
Name                   Age Position on Board Elected Expires Occupation
Carl F Pease           67  Chairman             1985 2000 Retired, Susquehanna
                                                          County Planning
                                                          Commission
Gerald R Pennay        62  Vice Chairman        1985 2001 Owner, Gerald R.
                                                          Pennay & Sons
                                                          Auctioneers
John W. Ord            58  President & CEO      1969 2000 President of Peoples
                                                          National Bank
Virginia M. Turner     63  Corporate Secretary  1981 2001 Investor
Thomas F. Chamberlain  50  Director             1994 2001 Nationwide
                                                          Insurance Agent
Judith Ely Kelly       50  Director             1988 1999 State Farm
                                                          Insurance Agent
Jack B. Norris         65  Director             1985 1999 Retired Owner,
                                                          B.K. Norris
                                                          Distributors(Beverage)
George H. Stover, Jr.  52  Director             1992 1999 Real Estate Appraiser
William S. Crock       52  Director             1992 2000 President, W.S. Crock
                                                          & Sons, Inc.
                                                          (Retail Store)
Michael S. Karhnak     46  Vice President/      1986 N/A  Executive Vice
                           Treasurer                      President, Peoples
                                                          National Bank
Debra E. Dissinger     44  Vice President/      1985 N/A  Executive Vice
                           Assistant Secretary            President, Peoples
                                                          National Bank



There are no family relationships among any of the executive officers or directors of the Company. Executive officers of PNB are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.


COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors met five times during 1998 and the Bank's Board of Directors met 12 times during 1998.

The Company's Board of Directors is authorized, under the Company's By-Laws, to create an Executive Committee and other Board committees. At present, no such committees have been established, and all committee functions are performed by committees of the Bank's Board. The Bank's Board has seven standing committees:
Executive, Compensation, Audit, Asset/Liability, Human Resources and Marketing, Loan Administration, and Branch. There is no Nominating Committee.

The Executive Committee of the Bank met one time during 1998. It is a fixed committee comprised of the Chairman, the Vice-Chairman, the President, and one other director appointed on a yearly basis. This committee may exercise the authority of the Bank's Board to the extent permitted by law during intervals between meetings of the Board. The Executive Committee of the Bank may also be assigned other duties by the Bank's Board.

The Compensation Committee of the Bank met one time during 1998. This committee reviews and recommends compensation policies and plans. Carl F. Pease was the Chairman of the Committee. The other Committee members were Jack M. Norris, Gerald Pennay, and Jack Ord. Mr. Ord is the current CEO and President of Peoples National Bank. While Mr. Ord was specifically excluded from any Committee discussion concerning his own compensation, he does participate in the Committee's discussion concerning other key executive's compensation.

The Audit Committee of the Bank met four times during 1998. It supervises the compliance and internal audit program of the Bank and recommends the appointment of, and serves as the principal liaison between, the Board and the Company's independent accountants. The Audit Committee also reports to the Board on the general financial condition of the Bank.

The Asset/Liability Committee of the Bank met 12 times during 1998. It monitors and helps control the Bank's risk position by recommending the allocation of funds within guidelines for rate sensitivity, time deposits, liquidity, Federal Funds borrowing, loans, investments, dividends, and tax position. The Asset/Liability Committee is responsible for developing such guidelines, guiding the Bank's investments, and coordinating the Bank's budget process.

The Human Resources and Marketing Committee of the Bank met four times during 1998. It is responsible for sound human resources management. This Committee is also responsible for evaluation, planning and supervision of the marketing of the Bank's products and services and also oversees community relations and other public relations activities.

The Loan Administration Committee of the Bank met four times during 1998. It assists the Bank's Board of Directors in discharging its responsibility for the lending activities of the Bank by reviewing loans, lines of credit, floor plans, and compliance. The Loan Administration Committee recommends lending authorizations and is responsible for assuring that the Bank's loan activities are carried out in accordance with loan policies. The Loan Administration Committee is also responsible for ensuring the adequacy of the Bank's loan loss reserve.

The Branch Committees of the Bank each met 10 times during 1998. There is a committee assigned to each branch of the Bank. These Committees are responsible for monitoring the operations, goals, and profitability of the branches.



ITEM 11 EXECUTIVE COMPENSATION


The aggregate cash compensation paid to all three executive officers of the Company and the Bank for services performed during 1998 was $254,235.

The Bank has in effect a directors' and officers' liability insurance policy from the Fidelity and Deposit Company of Maryland to cover certain liabilities, losses, damages, and expenses that the Bank's Directors and Officers may incur in such capacities. Annual premiums for this policy are $5,267.

The Bank provides an automobile for its executive officers in connection with the Bank's business. The value of any resulting personal benefit is not directly related to job performance.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

This Report of the Compensation Committee covers the role of the Corporate Governance and Compensation Committee relative to the compensation program, Executive Compensation Guiding Principles, Components of the Compensation Program, and Compensation of the Chief Executive Officer

ROLE OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE
The Committee is made up of four members of the Board of Directors. Three of them are not current or former employees of the Company. The Committee sets the overall compensation principles of the Company and reviews the entire program at least annually. This includes each element described below, the measurement used to make payments of awards under the Company's incentive plans, and the overall effectiveness of the program. The committee specifically reviews and establishes the individual compensation levels for the top three members of the senior leadership team, including the Chief Executive Officer. The committee has considered the advice of an independent outside consultant in determining the appropriateness and the level of compensation.

EXECUTIVE COMPENSATION GUIDING PRINCIPLES
Peoples National Bank has developed a compensation program that is intended to motivate and retain the key talent it needs to be a market leader in a highly competitive industry. The Committee and the Company's leadership team developed this program to support the Company's business strategy. The following principles guided the development of the program:

Compensation opportunity should be related to performance. That is, if Peoples National Bank's and the individual's performance are at the median of those companies with whom we compete for talent, then pay should also be at the median. Opportunity should increase proportionately if Peoples National Bank's or the individual's performance is above the median. On the other hand, if performance is at less than the median, any award payment will be at the Committee's discretion.

Ownership of the Company's shares should be pervasive throughout the Company with each individual having a number of opportunities to own Peoples National Bank's stock. To that end, we have made a stock option grant to all employee population in May 1998. The overall intent is to encourage each employee to be, and to behave like, an owner of the business.

As described later in this report, our compensation programs are designed to balance short- and long-term financial objectives, build shareholder value and reward for individual, team and corporate performance.

The proportion of total pay that is at risk against individual and Company performance objectives increases with the more senior positions. For example, in 1998, approximately 16% of the President's total target pay opportunity was at risk against short- and long-term performance goals.

Survey data is compiled by an independent outside consultant to ensure that our total program is competitive. Compensation data includes 148 institutions which includes 111 commercial banks or bank holding companies, 35 savings institutions, and 2 credit unions.

COMPONENTS OF THE COMPENSATION PROGRAM
The three components of the total compensation program are base salary, short-term incentives, and long-term incentives.

Base Salary
Base salaries for all officers have been set at levels that are comparable to similar positions at other companies with whom we compare for compensation purposes.

Short-Term Incentives
The annual bonus component of incentive compensation is designed to align executive pay with short-term (annual) performance of the Company. In 1998, the annual bonus opportunity was based on an increased corporate net income objective of 10%. Other factors may be used or added in subsequent years. Distribution of bonuses was based on years of service, salary, part-time or full-time status, and management level classification.

Long-Term Incentives
The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total base and short-term incentive compensation for the plan year. The Bank also maintains a profit sharing plan under the provisions of
Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary.

The Company made a grant of stock options to substantially all employees. Grants for 1998 were made May 1, 1998. These options have an exercise price of $22.20 (price adjusted to reflect the Company's 5 for 2 stock split in September 1998). The option vests after five years of service and will expire ten years from the date of the grant.


COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

In fiscal 1998, the Company's most highly compensated officer was John W. Ord, CEO and President. Based on the sample of peers provided through the consultant, approximately 75% of CEO's total annual compensation is in base salary, 20% in short-term incentive compensation, and 5% in long-term compensation. In 1998, Mr. Ord's total compensation included 68.44% in base salary, 11.92% in short-term incentive, and 19.64% in long-term compensation.

The guidelines and factors considered by the Committee in determining compensation include corporate profitability measured by return on assets, stock prices, asset quality, loan loss reserve levels, market share, regulatory capital strength, cost control, and regulatory examination. The Committee based compensation and benefit levels on the contribution to the Company in meeting the goals and objectives as set forth in the strategic plan of the Company and the Bank.

SUMMARY COMPENSATION TABLE

                                                                   Other
Name           Principal Position  Year    Salary      Bonus   Compensation
----           ------------------  ----    ------      -----   ------------
John W. Ord    President & CEO     1998  $114,800(1)  $20,000   $32,951(2)
                                   1997  $103,500(3)  $11,117   $24,825(4)
                                   1996   $98,000(5)  $32,250   $31,879(6)

(1)Includes Director's fees of $4,800.

(2) Includes Peoples National Bank's contribution to 401 (k) plan of $3,299, ESOP Contribution of $4,844, Split Dollar Life Insurance premium payment of $1,504 and Supplemental Employee Retirement Plan contribution of $23,304.

(3) Includes Director's fees of $3,500.

(4) Includes Peoples National Bank's contribution to 401 (k) plan of $2,999, ESOP Contribution of $4,490, Split Dollar Life Insurance premium payment of $1,504 and Supplemental Employee Retirement Plan contribution of $15,832.

(5) Includes Director's fees of $4,000

(6) Includes Peoples National Bank's contribution to 401 (k) plan of $1,634, ESOP Contribution of $7,555, Split Dollar Life Insurance premium payment of $1,504 and Supplemental Employee Retirement Plan contribution of $21,185.


Base Salary
The Committee increased Mr. Ord's base salary from $103,500 in 1997 to $114,800 in 1998. This increase includes an increase in Director's fees, which were
 $3,500 in 1997 and $4,800 in 1998.

Short-Term Incentives
The Committee assessed Mr. Ord's performance in determining his short-term incentive awards. The goals and objectives set forth in the strategic plan were met and additional stretch goals were achieved through the leadership efforts of Mr. Ord. In 1998 Mr. Ord was paid a bonus of $20,000.

Long-Term Incentives
The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total base and short-term incentive compensation for the plan year. In 1998, Mr. Ord's was $4,844.

The Bank also maintains a profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. Effective August 1, 1994, the Bank maintains a profit sharing plan under the provisions of Section 401 (K) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. During 1998, employer contributions to the plan charged to operations were $37,498. In 1998 Mr. Ord's was $3,299.

The Company made a grant of stock options to substantially all employees. Grants for 1998 were made May 1, 1998. These options have an exercise price of $22.20. The option vests after five years of serve and will expire ten years from the date of the grant. A total of 1,250 shares were granted to Mr. Ord under the 1998 Stock Option.


OPTION GRANTS IN LAST FISCAL YEAR
                         Individual Grants (1)

         Number of Shares  Total Options  Exercise
             Underlying     Granted to      Price       Expiration   Grant Date
Name      Options Granted   Employees     Per Share        Date    Present Value
John W. Ord    1,250          8.60%        $22.20         5/1/08        $6,344

(1) All Share and per Share amounts have been adjusted to reflect the Company's September 1998 5-for-2 stock split.

Peoples National Bank maintains an excess benefit plan for Mr. Ord. Under this plan, which is a non-qualified plan, Mr. Ord will receive a supplemental payment in order to provide him with an annual retirement benefit.


COMPENSATION OF DIRECTORS

Each member of the Board of Directors receives $350 for each Bank Board meeting and all committee members, except Mr. Ord who receives $150 for each committee meeting they attend. The Chairman of the Board of Directors receives an additional $200 per month.

Stock Options
On May 1, 1998, each non-employee Director received an option to purchase 625 shares of Common Stock. These options have an exercise price of $22.20. The option vests after five years of service and will expire ten years from the date of the grant. (shares have been adjusted to reflect the Company's September 1998 5 for 2 stock split)

Life Insurance
Each Director has $50,000 of split dollar life insurance with premiums paid by the Bank. The total of premiums paid in 1998 was $27,485. Under this split dollar life insurance agreement, the Company will receive an amount from the cash value or death proceeds of the policy equal to its premium advances.

Health Insurance
Health insurance is provided to Directors under the same terms and conditions as the Employees of the Bank. The total of premiums paid in 1998 was $30,986.


Compensation Committee Interlocks And Insider Participation
John W. Ord is the only employee serving on the Compensation Committee of the Board of Directors. Mr. Ord is excluded from any discussion concerning his own compensation. Section 16 (a) Beneficial Ownership Reporting Compliance Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers to file reports of holdings and transactions in Shares with the SEC. Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its Directors and executive officers with respect to the Company's 1998 fiscal year were met.

PENSION PLANS

The Bank's Pension Plan is available to Bank employees who have attained age 21, and have completed one year of service. Employees do not contribute to the plan. Each year, the bank contributes under the plan an actuarially determined amount for distribution to eligible employees at their retirement. Benefits are payable at normal retirement (age 65) and early retirement (age 55). Disability benefits are payable at age 55 with vesting at five years. The following table shows the annual retirement benefits payable at normal retirement (age 65) under the Bank's plan for a range of compensation levels and years of service. The amounts are based on an employee who became a participant in 1998 and will have the service and salary at normal retirement.

YEARS OF SERVICE

Salary           15         20          25         30          35
------           --         --          --         --          --

$ 25,000    $  3,000    $  4,000    $  5,000    $  6,000    $  7,000
$ 50,000    $  6,000    $  8,000    $ 10,000    $ 12,000    $ 14,000
$ 75,000    $  9,000    $ 12,000    $ 15,000    $ 18,000    $ 21,000
$100,000    $ 12,000    $ 16,000    $ 20,000    $ 24,000    $ 28,000
$125,000    $ 15,000    $ 20,000    $ 25,000    $ 30,000    $ 35,000
$150,000    $ 18,000    $ 24,000    $ 30,000    $ 36,000    $ 42,000


Performance Graph
The following graph and table compare the cumulative total shareholder return on the Corporation's Common Stock during the period of December 31, 1993, through and including December 31, 1998, with the S&P 500 Index and the NASDAQ Bank Index. The comparison assumes $100 was invested on December 31, 1993, in the Corporation's Common Stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

[OBJECT OMITTED]

                                             Period Ending
                           12/31/93 12/31/94 12/31/95 12/31/96 12/31/97 12/31/98
Peoples Financial
Services Corp.              100.00   112.00    139.00  159.00   223.00   329.00
NASDAQ - Bank Index         100.00   100.00    148.00  196.00   328.00   325.00
S&P 500 Index               100.00   101.00    139.00  171.00   229.00   294.00


EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

In February 1997, the Company entered into an employment agreement with John W. Ord, President and Chief Executive Officer of the Company. The agreement is for an initial three-year term and is renewed annually for a three-year term unless notice of nonrenewal is given by either party in which case the agreement will expire at the end of the existing term.

The agreement provides for a minimum base salary of $100,000 per year and for such incentive bonuses as may be awarded to the executive under any incentive compensation plan which may be in effect or otherwise in the discretion of the Board of Directors. If the executive's employment is terminated without "cause" (as defined in the agreement) or the executive terminates his employment for "good reason" (as defined in the agreement) following a "change in control" of the Company, the executive becomes entitled to severance benefits under the agreement. "Good reason" includes a reduction in title, a reduction in responsibilities, a reduction in authority, a reassignment which requires the executive to move his principal residence, a reduction in salary, or a failure to provide the executive with comparable benefits following a "change in control." If any such termination occurs following a "change in control," the executive will be entitled generally to a lump-sum payment equal to 2.99 times his average annual compensation for the five years preceding the year of termination. In the event that the executive's employment is terminated by the Company without "cause" in the absence of a "change in control," the executive will be entitled generally to a lump-sum payment equal to 2.0 times the sum of his highest annual compensation in the prior three years plus certain pension and welfare benefits received in the relevant year. Mr. Ord's agreement contains provisions restricting his ability to compete with the Company under certain circumstance following termination of his employment.

In February 1997, the Company also entered into severance agreements with two other executive officers of the Company, which provided for certain severance benefits in the event the executive's employment is terminated or the executive resigns for specified reasons following a "change in control" of the Company. Under these agreements, the executive would be entitled generally to a severance benefit equal to 2.0 times the executive's average annual compensation for the five years preceding the year of termination. No benefits are payable under these agreements in the event the executive's employment is terminated for "cause" or in the event the executive's employment is terminated for any reason prior to a "change in control." The specified reasons for termination under these agreements are substantially similar to the events of "good reason" contained in Mr. Ord's agreement.

Some of the Directors and Officers of the Company, and the companies with which they are associated, are customers of, and during 1998 had banking transactions with, the Bank in the ordinary course of the Bank's business, and intend to do so in the future. All loans and commitments to loan included in such transactions were made under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank's management, do not involve more than the normal risk of collection or present other unfavorable features.

ITEM 12 SHARE OWNERSHIP OF MANAGEMENT AND DIRECTORS

The following table sets forth information concerning the beneficial ownership of the Company's Common Shares as of 12/31/98, for each incumbent Director and each of the nominees for Director; the two most highly compensated executive officers who are not also Directors; and the Directors and executive officers as a group. Except as otherwise noted, the named individuals or family members had sole voting and investment power with respect to such securities.

                           Number of        Percentage of
Name                      Shares Owned      Shares Owned
----                      ------------      ------------
Carl F Pease                  30,000          1.38% (1)
Gerald R Pennay               20,499          0.94% (2)
John W. Ord                   46,666          2.14% (3)
Virginia M. Turner            98,887          4.54%
Thomas F. Chamberlain          4,230          0.19% (4)
Judith Ely Kelly               9,450          0.43% (5)
Jack B. Norris                 8,303          0.38% (6)
George H. Stover, Jr.         49,072          2.25% (7)
William S. Crock               2,950          0.14% (8)
Michael S. Karhnak             6,699          0.31% (9)
Debra E. Dissinger             6,952          0.32% (10)

(1) All shares are held jointly with spouse.
(2) Includes 10,137 shares held jointly with spouse.
(3) Includes shares owned by the trustee of the Company's Employee Stock Ownership Plan ("ESOP") which have been allocated to Mr. Ord's account.
All other Shares are held jointly with spouse.
(4) Includes 675 shares held jointly with spouse.
(5) Includes 4,500 shares held jointly with husband and 75 shares held in custodial account for each of her three children.
(6) All shares are held jointly with spouse.
(7) All shares are held jointly with spouse.
(8) All Shares are held jointly with spouse.
(9) Includes shares owned by the trustee of the Company's ESOP which have been allocated to Mr. Karhnak's account. All other shares are held jointly with spouse.
(10) Includes shares owned by the trustee of the Company's ESOP which have been allocated to Ms. Dissinger's account. All other shares are held jointly with spouse.



ITEM 13 Certain Relationships and Related Transactions


Certain directors and officers of the Company or PNB, and their respective associates, were customers of and had transactions with PNB in the ordinary course of business during the Company's fiscal year ended December 31, 1998. Similar transactions may be expected to take place in the future. Such transactions included deposit products and extensions of credit in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features.


PART IV



ITEM 14 EXHIBITS AND REPORTS ON FORM 8-K


Financial Statement Schedules can be found under Item 8 of this report.

The Corporation filed a Form 8-K on August 28, 1998. A press release dated July 30, 1998 concerning information about earnings, cash dividends and a stock split was incorporated as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP



By/s/ John W. Ord
John W. Ord, President and Chief Executive Officer


Debra E. Dissinger
Debra E. Dissinger, Executive Vice President


Frederick J. Malloy
Frederick J. Malloy, Accounting Officer


Carl F. Pease
Carl F. Pease Chairman, Board of Directors



George H. Stover, Jr.
George H. Stover, Jr., Member, Board of Directors


Jack Norris
Jack Norris, Member, Board of Directors


Gerald Pennay
Gerald Pennay, Member, Board of Directors


Judith Kelly
Judith Kelly, Member, Board of Directors


William S. Crock
William S. Crock, Member, Board of Directors


Thomas F. Chamberlain
Thomas F. Chamberlain, Member, Board of Directors


Virginia M. Turner
Virginia M. Turner, Member, Board of Directors