Form 10-K/A
period 1998-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 1999-04-28
CIK 1056943

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


PART IV

ITEM 14 EXHIBITS AND REPORTS ON FORM 8-K


(a)  Financial Statement Schedules can be found under Item 8 of this report.
(b) Exhibits required by Item 601 of Regulation S-K that have been previously filed.
     (3.1)     Articles of Incorporation of Peoples Financial Services Corp.
     (3.2)     Bylaws of Peoples Financial Services Corp.
     (10.1)    Agreement dated January 1, 1997, between John W. Ord and Peoples
               Financial Services Corp.
     (10.2)    Excess Benefit Plan, dated January 14, 1992, for John W. Ord.
     (10.3)    Termination Agreement dated January 1, 1997, between Michael S.
               Karhnak and Peoples Financial Services Corp.
     (10.4)    Termination Agreement dated January 1, 1997, between Debra E.
               Dissinger and Peoples Financial Services Corp.
     (21)      Subsidiaries of Peoples Financial Services Corp.
     (23)      Consent of Independent Auditors
(c)  Form 8-K
     The Corporation filed a Form 8-K on August 28, 1998. A press release dated July 30, 1998 concerning information about earnings, cash dividends and a stock split was incorporated as Exhibit 99.1.

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