Form 10-Q
period 1999-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 1999-05-13
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
(   )    Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the transition period from

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

(570) 879-2175
(Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.      Yes       X               NO____

                Number of shares outstanding as of March 31, 1999

COMMON STOCK ($2 Par Value)                         2,174,585
(Title of Class)                              (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999

Contents


PART I.           FINANCIAL INFORMATION.                              Page No.

         Item 1.           Financial Statements.

                           Consolidated Statement of Financial
                           Condition as of March 31, 1999
                           (Unaudited) and March 31, 1998.                 4

                           Consolidated Statement of Income
                           (Unaudited) for the Three Month Period
                           Ended March 31, 1999 and 1998.                  5

                           Consolidated Statement of Comprehensive
                           Income (Unaudited) for the Three Month
                           Period Ended March 31, 1999 and 1998.           6

                           Consolidated Statement of Shareholders'
                           Equity (Unaudited) for the Three Month
                           Period Ended March 31, 1999 and 1998.           7

                           Consolidated Statement of Cash Flows
                           (Unaudited) for the Three Month Period
                           Ended March 31, 1999 and 1998.                  8

                           Notes to Consolidated Statements.               9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations. 10

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risks.                            15

PART II.          OTHER INFORMATION                                       16

         Item 6.           Exhibits and Reports on Form 8-K.              16

PART I
Item 1
                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                        March 31, 1999 and March 31, 1998
                                   (UNAUDITED)

(in thousands)

                                                        March 1999 December 1998
ASSETS: ............................................
Cash Due from Banks ................................         2,098         2,048
Interest Bearing Deposits with Other Banks .........         1,949         2,725
Federal Funds Sold .................................         1,480             0
Securities Available for Sale ......................        89,073        93,175
Loans, Net of Unearned Discount ....................       144,751       141,249
Allowance for Loan Loss ............................        -1,693        -1,713
Loans, Net .........................................       143,058       139,536
Bank Premises and Equipment, Net ...................         3,512         3,523
Accrued Interest Receivable ........................         1,674         1,781
Other Assets .......................................         4,885         4,378
TOTAL Assets .......................................       247,729       247,202
LIABILITIES
Deposits, Non-Interest Bearing .....................        22,994        24,263
Deposits, Interest Bearing .........................       188,513       185,618
Total Deposits .....................................       211,507       209,881
Accrued Interest Payable ...........................           670           703
Borrowed Funds .....................................         7,541         9,032
Other Liabilities ..................................           789           541
TOTAL Liabilities ..................................       220,507       220,157
SHAREHOLDERS' EQUITY
Common Stock * .....................................         4,455         4,455
Surplus ............................................         4,455         4,455
Treasury Stock at Cost .............................          -826          -748
Undivided Profit ...................................        18,911        18,322
Accumulated Other Comprehensive Income .............           227           561
TOTAL Shareholders' Equity .........................        27,222        27,045
TOTAL LIABILITIES CAPITAL ..........................       247,729       247,202

Common Stock, par value $2 per share, 12,500,000 shares authorized; 2,174,585 and 2,177,576* shares issued and outstanding at March 31, 1999 and December 31, 1998 respectively.


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

(in thousands, except per share data)
                                                                  March   March
                                                                   1999    1998
INTEREST INCOME: ..............................................
Interest and Fees on Loans ....................................   2,913   2,761
Interest Investments, Taxable .................................     892     884
           Tax Exempt .........................................     374     366
           Dividends ..........................................      20      12
Interest on Federal Funds Sold ................................      10       1
Interest on Deposits of Other Banks ...........................      -1      17
TOTAL Interest Income .........................................   4,208   4,041
Interest on Deposits ..........................................   1,952   1,932
Interest on Borrowed Funds ....................................     116      84
Interest Expense ..............................................   2,068   2,016
Net Interest Income ...........................................   2,140   2,025
Provision for Loan Losses .....................................      60      38
Net Interest Income, after Loan Loss Provision ................   2,080   1,987

OTHER INCOME:
Service Charges and Fees ......................................     244     248
Gains on Security Sales .......................................       6      27
Other Operating Income ........................................      31      22
TOTAL Other Income ............................................     281     297

OTHER EXPENSES:
Salaries and Benefits .........................................     643     613
Occupancy Expenses ............................................      83      79
Furniture and Equipment Expense ...............................      91     104
FDIC Insurance and Assessments ................................      23      22
Professional Fees and Outside Services ........................      40      53
Computer Services and Supplies ................................      79      62
Taxes, Other Than Payroll and Income ..........................      58      54
Other Operating Expenses ......................................     281     299
Total Non-Interest Expense ....................................   1,298   1,286
Income Before Income Taxes ....................................   1,063     998
Provision for Income Taxes ....................................     212     205
Net Income ....................................................     851     793
Earnings Per Share, Basic  ....................................     .39     .36
Earnings Per Share, Diluted  ..................................     .39     .36

                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(in thousands)
                                                1999  1998
Net Income ..................................    851   793
Other Comp Income (loss) before tax
Unrealized holding gains/losses on securities   -502   160
Less: reclassification Adjustment ...........      6   -27
Other Comp Income (loss) before tax .........   -508   133
Federal Income Tax expense (benefit) ........   -173    45
Other Comp Income (loss), Net of tax(benefit)   -335    88
TOTAL Comp income ...........................    516   881


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(in thousands)

                                                    Accumulated
                                                    Other
                             Common      Undivided Comprehensive Treasury
                              Stock Surplus Profit  Income       Stock     Total
 Balance, December 31, 1997 ..4,455  4,455   15,912   371       -549      24,644
Net Income 1998 for the three ....0      0      793     0          0         793
months ended March 31, 1998
Cash Dividends Paid, 1998 ....... 0      0     -227     0          0        -227
Treasury Stock Purchase ......... 0      0        0     0        -31         -31
Change in unrealized gain/loss on securities available for sale,
net of deferred income taxes......0      0        0    88          0          88
 Balance, March 31, 1998 .....4,455  4,455   16,478   459       -580      25,267

 Balance, December 31, 1998 ..4,455  4,455   18,322   562       -748      27,046
Net Income 1999 for the three.....0      0      851     0          0         851
months ended March 31, 1999
Cash Dividends Paid, 1999 ........0      0     -262     0          0        -262
Treasury Stock Purchase ..........0      0        0     0        -78         -78
Change in unrealized gain/loss on securities available for sale,
net of deferred income taxes......0      0        0  -335          0        -335
 Balance, March 31, 1999 .....4,455  4,455   18,911   227       -826      27,222


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

(in thousands)
Cash Flow                                                        1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        851        793
Adjustments:     Depreciation and amortization                    154        174
                 Provision for Loan Losses                         60         38
                 Gain/Loss on sale of equipment                     0          0
                 Gain/loss on sale of other real estate             0        -18
Amortization of securities' premiums and accretion of discounts    63         22
Gains on sales of investment securities, NET                       -6        -27
Deferred Income Tax (benefit)                                       0          0
Increase in accrued interest receivable                           108         55
Increase/Decrease in other assets                                -257       -201
Increase/Decrease in accrues interest payable                     -33         -8
Increase/Decrease in other liabilities                            248        138
Net cash provided by operating activities                       1,188        966
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities             2,006      3,701
Proceeds from maturities of available for sale securities       3,975      8,730
Purchase of available for sale securities                      -6,579     -6,268
Principal payments on mortgage-backed securities                4,135        766
Net increase in loans                                          -3,767     -4,024
Proceeds from sale of premises and equipment                        0          0
Purchase of premises and equipment                                -78        -39
Proceeds from sale of other real estate                            43          0
Purchase of intangible assets                                       0          0
Net cash used in investing activities                            -265      2,866
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid                                              -262       -227
Increase in deposits                                            1,626      3,595
Net Increase/Decrease in long-term borrowing                        0          0
Net Increase/Decrease in short-term borrowing                  -1,491     -5,874
Purchase of treasury stock                                        -78        -31
Net cash provided by financing activities                        -205     -2,537
Net Increase/Decrease in cash/cash equivalents                    718      1,295
Cash and cash equivalents, beginning of year                    4,809      5,549
Cash and cash equivalents,end of year                           5,527      6,844
SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest Paid                                                   2,101      2,025
Income Taxes Paid                                                  10          0
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Transfers from loans to real estate through foreclosure           185        308
Proceeds from sales of foreclosed real estate                       0        115
TOTAL Increase/Decrease in unrealized gain/loss
on securities avail for sale                                     -507        134

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

         In the opinion of management, the accompanying consolidated financial statements for the three-month period ended March 31, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 1999, is not necessarily the result to be expected for the full year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS No. 133

         In June 1998, SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will not be
applied retroactively to financial statements of prior periods.   Management of
the Bank is in the process of evaluating the impact, if any, this Statement will have on the Bank's consolidated results of operations or financial position when adopted.


ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE
SFAS No. 134

         The Company adopted SFAS No.134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective January 1, 1999. The Statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities". Statement 65, as amended, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments.

         This Statement conforms the subsequent accounting for securities retained after securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by nonmortgage banking enterprises. This means that such securities can be classified as held-to-maturity is they conform to the requirements of SFAS 115. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this statement had no impact on the Company's financial position or results of operation.

3.       COMMON STOCK

         On September 15, 1998, the Corporation effected a 5-for-2 stock split to shareholders of record on August 15, 1998. Earnings per share amounts and weighted average shares outstanding have been restated to give effect to the stock split. In connection with the stock split, the Corporation amended its Articles of Incorporation to authorize 12,500,000 shares of $2 par value common stock. The Company's Common Stock is not listed on the exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation (NASDAQ) system. The Company's Common Stock is traded sparodically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The investment firm of Hopper Soliday and Co., Inc. Lancaster, Pennsylvania, makes a limited market in the Company's Common Stock.

          As of March 31, 1999, the number of shares of Common Stock outstanding was 2,174,585. On March 31, 1999, there was 20,863 outstanding options or warrants to purchase. Earnings per share, basic and diluted, are both $0.39 as of March 31, 1999.


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


FINANCIAL CONDITION

Cash and Cash Equivalents:

         At March 31, 1999, cash, federal funds sold and deposits with other banks totaled $5.527 million; a decrease of $1.317 million compared to $6.844 million at March 31, 1998 and a decrease of $754 thousand compared to $4.773 million on December 31, 1998.

         Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due.


Investments:

         Investments totaled $89.073 million on March 31, 1999; increasing $7.714 million as compared to March 31, 1998, total of $81.359 million and decreasing $4.102 million as compared to December 31, 1998.

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

Total borrowings at March 31, 1999, were $7.541 million as compared to $3.401 million on March 31, 1998, showing an increase of $4.140 million. On November 16, 1998, the Bank entered into a term borrowing agreement with FHLB for $5 Million. This accounts for a large part of the increase over March 1998. Borrowings have decreased $1.491 million compared to the 1998 year end balance of $9.032 million.

Loans:

         The Bank's loan volume has continued to be strong through the first three quarters of 1999. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.

         On March 31, 1999, net loans totaled $143.058 million as compared to $128.902 million on March 31, 1998 showing an increase of $14.156 million in the past year. The loan to deposit ratio was 68.44% on March 31, 1999, as compared to 66.24% on March 31, 1998. During the first quarter of 1999 net loans grew
$ 3.522 million over the 1998 year end balance of $139.536 million.

Deposits:
         Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at March 31, 1999, were $211.507 million as compared to $197.187 million at March 31, 1998. This is an increase in deposits of $14.320 million or 17%. The Bank experienced $2.119 million in growth in non-interest deposits and $12,201 increase in interest bearing deposits over the March 1998 numbers.

          During the first quarter of 1999, deposits increased $1.626 million over the December 31, 1998 total of $207.881 million.

Capital:
         The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of March 31, 1999, regulatory capital to total assets was 9.51% as compared to 9.49% on March 31, 1998.

         The Corporation has complied with the standards of capital adequacy mandated by the banking regulator. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 16.56% and the total capital ratio to total risk weighted assets ratio is 17.76%. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The following table sets forth the Bank's interest rate sensitivity as of March 31, 1999.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                 March 31, 1999

(in thousands)
                                             Maturity or Repricing In:
                                   3         3-6       6-12     1-5      Over 5
                                   Months    Months    Months   Years    Years
RATE SENSITIVE ASSETS
Loans                              24,645    11,028    18,774    48,421   41,882
Securities                         24,180     6,023     9,650    38,135   13,034
Federal Funds Sold                  1,480         0         0         0        0
Total Rate                         50,305    17,051    28,424    86,556   54,916
Cummulative Rate                   50,305    67,356    95,780   182,336  237,252
RATE SENSITIVE LIABILITIES
Interest Bearing Checking           1,387         0         0         0   12,483
Money Market Deposits              30,670     1,685         0         0    8,426
Regular Savings                     3,400        35       607         0   28,023
CDs and IRAs                       27,016    13,399    25,343    34,105    1,935
Short-term Borrowings               2,541         0         0     5,000        0

Total Rate Sensitive Liabilities   65,014    15,119    25,950    39,105   50,867
Cummulative
Rate Sensitive Liabilities         65,014    80,133   106,083   145,188  196,055
Period Gap                        -14,709     1,932     2,474    47,451    4,049
Cummulative Gap                   -14,709   -12,777   -10,303    37,148   41,197
Cummulative RSA to RSL             77.38%    84.06%    90.29%   125.59%  121.01%
Cummulative Gap to Total Assets    -5.94%    -5.16%    -4.16%    15.01%   16.65%

          The following assumptions have been made in the foregoing model. Non-interest bearing categories are shown to reprice 10% of balances in the "within 3 months" period (all repricing within the first month) and the remaining balances in the last period. NOW accounts and regular Savings accounts also reprice 10% of balances in the "within 3 months" and the remaining balances in the last period. Management can change these rates, but such changes are infrequent and incrementally small. History has shown a strong core deposit relationship in these accounts and little or no run-off if rates change in these products. Repayment for principal on mortgage backed securities are projected by expected cash flows as evidenced by recent history. Repayment of principal for loan categories is projected at expected maturity (amortization) for fixed rate products and the next repricing date for variable rate products.


RESULTS OF OPERATIONS

Net Interest Income:

         Net interest income increased by $115 thousand or 5.7% for the three-months and quarter ended March 31, 1999, as compared to the same periods in 1998. Earning assets increased $20.333 million or 9.44% for March 31, 1999, as compared to March 31, 1998. Interest earning sources of funds increased $18, 460 thousand or 9.2% for the same period.


Interest Income:

         Interest and fees on loans for the three-months and quarter ended March 31, 1999 totaled $2.913 million, reflecting increases of $152 thousand or 5.5% over the comparable periods in 1998. The loan portfolio grew $14.156 million from a total of $128.902 million in March 1998 to $143.058 million in March 1999.

         Interest on investments for the three-months and the quarter ended March 31, 1999, totaled $1.295 million which reflects increases of $15 thousand or 1.1% over the comparable period in 1998. The investment portfolio has increased by $7.7 million over the March 1998 total of $81.359 million.


Interest Expense:

         Interest expense for the three-months and the quarter ended March 31, 1999, totaled $2.068 million compared to $2.016 million in 1998, reflecting an increase of $52 thousand or 2.5% over the comparable periods in 1998.


Provision for Loan Loss:

         The provision for loan loss for the third quarter ending March 31, 1999 increased by $22 thousand from the corresponding period in 1998.

         First quarter 1999 charge-offs totaled $86,625 thousand while net charge-offs totaled $79,735 as compared to $ 8,301 and $ 0 respectively for the same three month period in 1998.

         Senior management utilizes detailed analysis of the loan portfolio monthly to determine loan loss reserve adequacy. The process considers all 'problem loans' including classified, criticized and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored monthly. This list is reviewed by the Board of Directors on a monthly basis. The Bank has not had nor presently has any foreign loans. In addition, the Bank does not have any concentrations of credit. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.

         The Bank's loan volume continues to be strong. One of the Bank's main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

Other Operating Income:

     Other operating income decreased $16 thousand when comparing the first quarter 1999 to first quarter 1998. Service Charge Fee Income is down $4 thousand for the first three months. Gains and losses on security sales are $21 thousand less this year when comparing first quarter 1998 to 1999.


Other Operating Expenses:

     Non-Interest expense went up by $12 thousand during the first quarter of 1999 as compared to the first quarter of 1998. All fluctuations are considered to be minimal and acceptable by management.

     Employee salaries, the largest component of non-interest expense, increased $30 thousand for the first quarter 1999 compared to the same quarter in 1998.

     Professional fees and outside services are lower by $13 thousand for the first quarter 1999 compared to the same quarter in 1998.

     Computer expenses have increased $17 thousand in the first quarter 1999 over the same period in 1998.

     Furniture and fixture costs are $13 thousand lower in the first three months of 1999 than in 1998.

     Occupancy expense has increased $4 thousand during the first quarter of 1999 compared to the same quarter in 1998.

     Tax expense increased $4 thousand in the first quarter of 1999 as compared to the first quarter of 1998.

     Total other expenses decreased $18 thousand in the first quarter of 1999 as compared to the first quarter of 1998.


Income Tax Provision:

     The income tax provision was $212 thousand and $205 thousand for the three-month periods ended March 31, 1999 and March 31, 1998 respectively.


Year 2000 Compliance:

     The Bank utilizes software and related computer technologies essential to its operations that can be affected by the Year 2000 issues.

      In 1998, the Bank assigned a senior officer and the compliance committee the responsibility to address the risks of the critical internal bank systems as well as external and environmental systems.

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

         The Bank has participated and continues to participate in a public awareness campaign through mailings, lobby materials, survey cards, and calling officer visits.

         The testing has been completed and contingency planning is ongoing.

           CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

         Except for historical information, this Report may be deemed to contain "forward looking" information. Examples of forward looking information may include, but are not limited to (a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates" or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward looking information will be achieved.
Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external development which could materially affect business and operations.

         Item 3.  Quantitative and Qualitative Disclosure About Market Risks

         The information set forth under the caption "Liquidity and Interest Sensitivity" under Item 2, Part I is incorporated herein by reference.

                                     PART II

                         PEOPLES FINANCIAL SERVICES CORP

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

                  27 Financial Data Schedule

(b)      Reports on Form 8K

                  April 16, 1999

                  May 5, 1999

(c)      Other Events

                  Press Release of Peoples Financial Services Corp. dated April 16, 1999, previously submitted as Exhibit 99.1

                  Press Release of Peoples Financial Services Corp. dated May 5, 1999, previously submitted as Exhibit 99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES FINANCIAL SERVICES CORP

By/s/    Debra E. Dissinger
         Debra E. Dissinger
         Vice President Operations