Form 10-Q
period 1999-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 1999-08-16
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of June 30, 1999

COMMON STOCK ($2 Par Value)                       2,171,966
(Title of Class)                             (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                   FORM 10-Q

                      For the Quarter Ended June 30, 1999

Contents


PART I.           FINANCIAL INFORMATION.                              Page No.

         Item 1.           Financial Statements.

                           Consolidated Statement of Financial
                           Condition as of June 30, 1999
                           (Unaudited) and December 31, 1998.              4

                           Consolidated Statement of Income
                           (Unaudited) for the Six and Three
                           Month Periods Ended June 30,
                           1999 and 1998.                                  5

             Consolidated Statement of Comprehensive
             Income (Unaudited) for the Six and Three
                   Month Periods Ended June 30,
                         1999 and 1998. 6

             Consolidated Statement of Shareholders'
                           Equity (Unaudited) for the Six Month
                           Period Ended June 30, 1999 and 1998.            7

                           Consolidated Statement of Cash Flows
                           (Unaudited) for the Six Month Period
                           Ended June 30, 1999 and 1998.                   8

                           Notes to Consolidated Statements.               9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations. 10

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risks.                            14

PART II.          OTHER INFORMATION                                       15

         Item 6.           Exhibits and Reports on Form 8-K.              15

PART I
Item 1
                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                      June 30, 1999 and December 31, 1998
                                  (UNAUDITED)

(in thousands)                                            June 1999     Dec 1998
ASSETS:
Cash Due from Banks ................................         2,531         2,084
Interest Bearing Deposits with Other Banks .........         4,721         2,725
Federal Funds Sold .................................             0             0
Securities Available for Sale ......................        92,642        93,175
Loans ..............................................       142,503       141,283
Less:  Unearned Income .............................           -20           -34
Allowance for Loan Loss ............................        -1,707        -1,713
Loans, Net .........................................       140,776       139,536
Bank Premises and Equipment, Net ...................         3,502         3,523
Accrued Interest Receivable ........................         1,826         1,781
Other Assets .......................................         5,165         4,378
TOTAL Assets .......................................       251,163       247,202
LIABILITIES
Deposits, Non-Interest Bearing .....................        25,317        24,263
Deposits, Interest Bearing .........................       189,764       185,618
Total Deposits .....................................       215,081       209,881
Accrued Interest Payable ...........................           657           703
Borrowed Funds .....................................         8,286         9,032
Other Liabilities ..................................           504           541
TOTAL Liabilities ..................................       224,528       220,157
SHAREHOLDERS' EQUITY
Common Stock * .....................................         4,455         4,455
Surplus ............................................         4,465         4,455
Treasury Stock at Cost .............................          -905          -748
Undivided Profit ...................................        19,523        18,322
Accumulated Other Comprehensive Income .............          -903           561
TOTAL Shareholders' Equity .........................        26,635        27,045
TOTAL LIABILITIES CAPITAL ..........................       251,163       247,202

*  Common Stock, par value $2 per share, 12,500,000 shares authorized:
2,171,966 and 2,177,576 shares issued and outstanding at June 30, 1999 and December 31, 1998 respectively.

                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

(in thousands, except per share data)       Six Months Ended  Three Months Ended
                                                 June 30           June 30
                                              1999     1998     1999     1998
INTEREST INCOME:
Interest and Fees on Loans .................   5,861   5,567   2,948   2,806
Interest Investments, Taxable ..............   1,794   1,713     902     829
           Tax Exempt ......................     733     736     359     370
           Dividends .......................      39      24      19      12
Interest on Federal Funds Sold .............      56      34      46      33
Interest on Deposits of Other Banks ........       0      26       1       9
TOTAL Interest Income ......................   8,483   8,100   4,275   4,059
Interest on Deposits .......................   3,916   3,880   1,964   1,948
Interest on Borrowed Funds .................     197     142      81      58
Interest Expense ...........................   4,113   4,022   2,045   2,006
Net Interest Income ........................   4,370   4,078   2,230   2,053
Provision for Loan Losses ..................     120      75      60      37
Net Interest Income,
after Loan Loss Provision ..................   4,250   4,003   2,170   2,016

OTHER INCOME:
Service Charges and Fees ...................     489     489     245     241
Gains on Security Sales ....................      63      33      57       6
Other Operating Income .....................      73      27      42       5
TOTAL Other Income .........................     625     549     344     252

OTHER EXPENSES:
Salaries and Benefits ......................   1,295   1,157     652     544
Occupancy Expenses .........................     159     157      76      78
Furniture and Equipment Expense ............     182     210      91     106
FDIC Insurance and Assessments .............      46      44      23      22
Professional Fees and Outside Services .....      91     116      51      63
Computer Services and Supplies .............     161     125      82      63
Taxes, Other Than Payroll and Income .......     120     110      62      56
Other Operating Expenses ...................     595     565     314     266
Total Non-Interest Expense .................   2,649   2,484   1,351   1,198
Income Before Income Taxes .................   2,226   2,068   1,163   1,070
Provision for Income Taxes .................     478     433     266     228
Net Income .................................   1,748   1,635     897     832
Net Income Per Share, Basic and Diluted          .80     .75




                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(in thousands)
                                           Six Months Ended   Three Months Ended
                                                 June 30             June 30
                                               1999    1998        1999    1998
Net Income ..............................     1,748   1,635         897     842
Other Comp Income (loss) before tax
Unrealized holding gains/losses
on securities ...........................    -2,282     232      -1,780      72
Less: reclassification Adjustment .......       -63     -27         -69       0
Other Comp Income (loss) before tax......    -2,219     205      -1,711      72
Federal Income Tax expense (benefit).....       754      70         927      25
Other Comp Income (loss),
Net of tax(benefit) .....................    -1,465     135      -1,130      47
TOTAL Comp income .......................       283   1,770        -233     889





































                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (UNAUDITED)

(in thousands)
                                                      Accumulated
                                                      Other
                             Common         Undivided Comprehensive Treasury
                             Stock  Surplus Profit    Income        Stock  Total
Balance, December 31, 1997 . 4,455  4,455   15,912     371         -549   24,644
Net Income 1998 for the six
months ended June 30, 1998 .     0      0    1,635       0            0    1,635
Cash Dividends Paid, 1998 ..     0      0     -480       0            0     -480
Treasury Stock Purchase ....     0      0        0       0          -43      -43
Change in unrealized
gain/loss on securities
available for sale,
net of deferred income taxes.    0      0        0     135            0      135
Balance,June 30, 1998 ...... 4,455  4,455   17,067     506         -592   25,891

Balance, December 31, 1998 . 4,455  4,455   18,322     562         -748   27,046
Net Income 1999 for the six      0      0    1,748       0            0    1,748
months ended June 30, 1999
Cash Dividends Paid, 1999 ..     0      0     -547       0            0        0
Treasury Stock Activity ....     0     10        0       0         -157     -694
Change in unrealized
gain/loss on securities
available for sale,
net of deferred income taxes.    0      0        0  -1,465            0   -1,465
Balance, June 30, 1999 ..... 4,455  4,465   19,523    -903         -905   26,635
























                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

(in thousands)
Cash Flow                                                         1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ....................................................    1,748   1,635
Adjustments: ....Depreciation and amoritization ...............      310     350
                 Provision for Loan Losses ....................      120      75
                 Gain/Loss on sale of equipment ...............        0       2
                 Gain/loss on sale of other real estate .......       27       2
Amortization of securities' premiums and accretion of discounts      132      52
Gains on sales of investment securities, NET ..................      -63     -27
Increase in accrued interest receivable .......................      -44       6
Increase/Decrease in other assets .............................     -165    -154
Increase/Decrease in accrues interest payable .................      -46      -4
Increase/Decrease in other liabilities ........................      -37     -12
Net cash provided by operating activities .....................    1,982   1,925
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities ...........    4,514   3,674
Proceeds from maturities of available for sale securities .....    6,257  10,228
Purchase of available for sale securities .....................  -19,074 -10,460
Principal payments on mortgage-backed securities ..............    6,548   2,317
Net increase in loans .........................................   -1,597  -7,080
Proceeds from sale of premises and equipment ..................        0       1
Purchase of premises and equipment ............................     -160     -68
Proceeds from sale of other real estate .......................      213      30
Purchase of intangible assets .................................        0       0
Net cash used in investing activities .........................   -3,299  -1,358
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid ...........................................     -547    -480
Increase in deposits ..........................................    5,200   4,990
Net Increase/Decrease in long-term borrowing ..................        0       0
Net Increase/Decrease in short-term borrowing .................     -746  -4,350
Treasury Stock Activity .......................................     -147     -43
Net cash provided by financing activities .....................    3,760     117
Net Increase/Decrease in cash/cash equivalents ................    2,443     684
Cash and cash equivalents, beginning of year ..................    4,809   5,549
Cash and cash equivalents,end of year .........................    7,252   6,233
SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest Paid .................................................    4,159   4,026
Income Taxes Paid .............................................      478     364
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure .......      237     306
Proceeds from sales of foreclosed real estate .................        0     200
TOTAL Increase/Decrease in unrealized gain/loss on
securities avail for sale .....................................    2,219     205


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

         In the opinion of management, the accompanying consolidated financial statements for the six-month period ended June 30, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the six-month period ended June 30, 1999, is not necessarily the result to be expected for the full year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
SFAS No. 133

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods. Management of the Bank is in the process of evaluating the impact, if any, this Statement will have on the Bank's consolidated results of operations or financial position when adopted.


ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE
SFAS No. 134

         The Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective January 1, 1999. The Statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities". Statement 65, as amended, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments.

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


FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS:

         At June 30, 1999, cash, federal funds sold and deposits with other banks totaled $7.252 million; an increase of $1.619 million compared to $5.633 million at June 30, 1998 and an increase of $2.443 million compared to December 31, 1998.
         Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due. Management is also aware of the possible public demand of cash due to the concerns over the Year 2000 and has taken necessary steps to address possible extra liquidity needs.


INVESTMENTS:

         Investments totaled $92.642 million on June 30, 1999;
increasing $10.072 million as compared to June 30, 1998's total of $82.570 million and decreasing $533 thousand compared to the total of $93.175 million held on December 31, 1998.

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

         Total borrowings at June 30, 1999, were $8.286 million as compared to $4.925 million on June 30, 1998, showing an increase of $3.361 million and a decrease of $746 thousand compared to the December 31, 1998 total of $9.032 million. On November 16, 1998, the Bank entered into a term borrowing agreement with FHLB for $5 Million. This accounts for a large part of the increase over June of 1998.

LOANS:
         The Bank's loan volume has been steady through the first six months of 1999. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.

         On June 30, 1999, net loans totaled $140.776 million as compared to $132.009 million on June 30, 1998 showing an increase of $8.767 million in the past year. The loan to deposit ratio was 66.38% on June 30, 1999, as compared to 67.23% on June 30, 1998.
During the second quarter of 1999 net loans declined $ 2.282 million from the prior quarter end total of $143.058 million which ended the first quarter at $3.42 million over the 1998 year end total of $139.536 million.

DEPOSITS:
         Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at June 30, 1999, were $215.081 million as compared to $198.582 million at June 30, 1998. This is an increase in deposits of $16.499 million or 8.3%. Deposits totaled $209.881 million on December 31, 1998. Of the $5.2 million growth in 1999, $3.574 million occurred in the second quarter. Although we are not the highest payer for deposits in our market, our deposit growth has remained steady.

CAPITAL:
         The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of June 30, 1999, regulatory capital to total assets was 9.51% as compared to 9.49% on June 30, 1998.

         The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 16.96% and the total capital ratio to total risk weighted assets ratio is 18.17%. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The following table sets forth the Bank's interest rate sensitivity as of June 30, 1999.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                 June 30, 1999

(in thousands)
                                        Maturity or Repricing In:
                               3         3-6        6-12       1-5       Over 5
RATE SENSITIVE ASSETS        Months     Months     Months     Years      Years
Loans ....................   19,838     10,507     17,667     51,874     42,596
Securities ...............   27,174      3,101      9,602     43,267     14,220
Federal Funds Sold .......        0          0          0          0          0
Total
Rate Sensitive Assets ....   47,012     13,608     27,269     95,141     56,816
Cummulative
Rate Sensitive Assets ....   47,012     60,620     87,889    183,030    239,846
RATE SENSITIVE LIABILITIES
Interest Bearing Checking     1,646          0          0          0     14,818
Money Market Deposits ....   27,680      1,771          0          0      8,857
Regular Savings ..........    4,537        939         23          1     28,184
CDs and IRAs .............   18,503     15,822     29,471     35,996      1,514
Short-term Borrowings ....    2,280          0          0          0          0
Long-term Borrowings .....        0          0          0      5,000          0
Total
Rate Sensitive Liabilities   54,646     18,532     29,494     40,997     53,373
Cummulative Rate Sensitive
Liabilities                  54,646     73,178    102,672    143,669    197,042

Period Gap ...............   -7,634     -4,924     -2,225     54,144      3,443
Cummulative Gap ..........   -7,634    -12,558    -14,783     39,361     42,804
Cummulative RSA to RSL ...    86.03%     82.84%     85.60%    127.40%    121.72%
Cummulative Gap
to Total Assets ..........    -3.04%     -5.00%     -5.89%     15.68%     17.05%




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

RESULTS OF OPERATIONS

NET INTEREST INCOME:
         Net interest income increased by $247 thousand or 6.2% for the six-months and quarter ended June 30, 1999, as compared to the same periods in 1998. Earning assets increased $19.345 million or 8.8% for June 30, 1999, as compared to June 30, 1998.


INTEREST INCOME:
         Interest and fees on loans for the six-months and quarter ended June 30, 1999, totaled $5.861 million, reflecting increases of $294 thousand or 5.3% over the comparable periods in 1998. The loan portfolio grew $8.767 million from a total of $132.009 million in June 1998 to $140.776 million in June 1999 in comparison.

         Interest on investments for the six-months and the quarter ended June 30, 1999, totaled $2.622 million which reflects increases of $89 thousand or 3.5% over the comparable period in 1998. The investment portfolio has increased by $10.072 million over the June 1998 total of $82.570 million.


INTEREST EXPENSE:
         Interest expense for the six-months and the quarter ended June 30, 1999, totaled $4.113 million compared to $4.022 million in 1998, reflecting an increase of $91 thousand or 2.3% over the comparable periods in 1998.


PROVISION FOR LOAN LOSS:
         The provision for loan loss for the second quarter ending June 30, 1999, increased by $45 thousand from the corresponding period in 1998.

         Second quarter 1999 charge-offs totaled $145,272 while net charge-offs totaled $125,868 as compared to $ 55,318 and $
37,863 respectively for the same six months period in 1998.

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


OTHER OPERATING INCOME:
         Other operating income increased $76 thousand when comparing the first two quarters of 1999 to the first two quarters of 1998. Service Charge Fee Income is flat for the six months. Gains and losses on security sales are $46 thousand more this year when comparing 1998 year to date to 1999 year to date.


OTHER OPERATING EXPENSES:
         Non-Interest expense went up by $165 thousand during the second quarter of 1999 as compared to the second quarter of 1998.
Professional fees and outside services are lower by $25 thousand for the quarter.

         Employee salaries, the largest component of non-interest expense, increased $138 thousand for the first six months of 1999 as compared to the first six months of 1998. This increase reflects both salary increases as well as the filling of some new positions. When comparing just the first quarter to the second quarter of 1999, salaries only increased $9 thousand in the second quarter.

INCOME TAX PROVISION:
     The income tax provision was $1.478 million and $1.433 million for the six-month periods ended June 30, 1999 and June
30, 1998 respectively.

YEAR 2000 COMPLIANCE:

     The Bank utilizes software and related computer technologies essential to its operations that can be affected by the Year 2000 issues.

      In 1998, the Bank assigned a senior officer and the compliance committee the responsibility to address the risks of the critical internal bank systems as well as external and environmental systems.

         A comprehensive plan was developed for assessment, review, remediation testing, and contingency planning.

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


ANNUAL MEETING

Peoples Financial Services Corp's annual meeting was held on April 24, 1999, at 10:00 a.m.
         The setting was the Montrose Bible Conference with about 175 people in attendance. Following a welcome from Mike Karhnak, Executive Vice President of PNB, Director Judy Kelly proceeded through the formalities of the election of directors: Jack Norris and George Stover, Jr., and the ratification of the selection of the CPA firm; Prociak and Associates, LLC. Debra Dissinger, Executive Vice President and Chief Operations Officer spoke on both Y2K issues and the new technology that will be added to PNB's quality customer service line.
         Next on the agenda was Jack Ord, President and CEO, who cited some historical facts and reminded shareholders that Peoples Financial Services Corp. stock has always proved to be a sound investment. Ord informed shareholders that the first quarter in 1999, loans are up 11 percent and deposits are up 7.3 percent. He added that PNB will begin to offer annuities, mutual funds, and insurance products. "This was a missing piece from being able to provide one-stop financial services to our customers," Ord said. Ord spoke of another component that should be functional by the third quarter of 1999 and that is the Dividend Reinvestment Program.
         Following the meeting, shareholders enjoyed a family-style lunch.


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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

         3.2   By-Laws of Peoples Financial Services Corp.
         27    Financial Data Schedule

(b)      Reports on Form 8K

         April 16, 1999

         May 5, 1999


(c)      Other Events

         Press Release of Peoples Financial Services Corp. dated April 16, 1999, previously submitted as Exhibit 99.1

         Press Release of Peoples Financial Services Corp. dated May 5,1999, previously submitted as Exhibit 99.2





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES FINANCIAL SERVICES CORP

By/s/    Debra E. Dissinger
         Debra E. Dissinger
         Vice President Operations