Form 10-Q
period 1999-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 1999-11-15
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
         September 30, 1999 or
(   )    Transition report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934 for the transition period

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

             Number of shares outstanding as of September 30, 1999

COMMON STOCK ($2 Par Value)                                     2,165,441
(Title of Class)                                         (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                   FORM 10-Q

                    For the Quarter Ended September 30, 1999

Contents

PART I.           FINANCIAL INFORMATION.                              Page No.

         Item 1.           Financial Statements.

                           Consolidated Statement of Financial
                           Condition as of September 30, 1999
                           (Unaudited) and December 31, 1998.               4

                           Consolidated Statement of Income
                           (Unaudited) for the Nine and Three
                           Month Periods Ended September 30,
                           1999 and 1998.                                   5

                           Consolidated Statement of Comprehensive
                           Income (Unaudited) for the Nine and Three
                           Month Periods Ended September 30,
                           1999 and 1998.                                   6

                           Consolidated Statement of Shareholders'
                           Equity (Unaudited) for the Nine Month
                           Period Ended September 30, 1999 and 1998.        7

                           Consolidated Statement of Cash Flows
                           (Unaudited) for the Nine Month Period
                           Ended September 30, 1999 and 1998.               8

                           Notes to Consolidated Statements.                9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.  10

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risks.                             16

PART II.          OTHER INFORMATION
         Item 6.           Exhibits and Reports on Form 8-K.               17

                                     PART I
                                     Item 1
                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                    September 30, 1999 and December 31, 1998
                                  (UNAUDITED)

(in thousands)                                           SEPTEMBER      DECEMBER
                                                              1999          1998
                                                              ----          ----
ASSETS:
Cash Due from Banks ................................         2,958         2,084
Interest Bearing Deposits with Other Banks .........         5,196         2,725
Federal Funds Sold .................................           120             0
Securities Available for Sale ......................        94,609        93,175
Loans ..............................................       147,428       141,283
Less:  Unearned Income .............................           -13           -34
Allowance for Loan Loss ............................        -1,750        -1,713
Loans, Net .........................................       145,665       139,536
Bank Premises and Equipment, Net ...................         3,483         3,523
Accrued Interest Receivable ........................         1,788         1,781
Other Assets .......................................         5,744         4,378
TOTAL Assets .......................................       259,563       247,202
                                                           =======       =======
LIABILITIES:
Deposits, Non-Interest Bearing .....................        26,775        24,263
Deposits, Interest Bearing .........................       195,296       185,618
Total Deposits .....................................       222,071       209,881
Accrued Interest Payable ...........................           672           703
Borrowed Funds .....................................         9,620         9,032
Other Liabilities ..................................           525           541
TOTAL Liabilities ..................................       232,888       220,157
                                                           -------       -------
SHAREHOLDERS' EQUITY
Common Stock * .....................................         4,455         4,455
Surplus ............................................         4,471         4,455
Treasury Stock at Cost .............................        -1,084          -748
Undivided Profit ...................................        20,305        18,322
Accumulated Other Comprehensive Income .............        -,1472           561
TOTAL Shareholders' Equity .........................        26,675        27,045
                                                            ------        ------
TOTAL LIABILITIES CAPITAL ..........................       259,563       247,202
                                                           =======       =======

*  Common Stock, par value $2 per share, 12,500,000 shares authorized:
2,165,441 and 2,177,576 shares issued and outstanding at September 30, 1999 and December 31, 1998 respectively.

                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                 Nine Months       Three Months
                                                    Ended             Ended
(in thousands)                                   September 30      September 30
                                                 1999     1998     1999     1998
                                                 ----     ----     ----     ----
INTEREST INCOME:
Interest and Fees on Loans .................    8,864    8,464    3,003    2,897
Interest Investments, Taxable ..............    2,810    2,553    1,016      840
           Tax Exempt ......................    1,090    1,109      357      373
           Dividends .......................       59       39       20       15
Interest on Federal Funds Sold .............      112       41       56        7
Interest on Deposits of Other Banks ........        9       40        9       14
TOTAL Interest Income ......................   12,944   12,246    4,461    4,146
                                               ------   ------    -----    -----
Interest on Deposits .......................    5,936    5,916    2,020    2,036
Interest on Borrowed Funds .................      299      202      102       60
Interest Expense ...........................    6,235    6,118    2,122    2,096
Net Interest Income ........................    6,709    6,128    2,339    2,050
Provision for Loan Losses ..................      180      130       60       55
Net Interest Income,
after Loan Loss Provision ..................    6,529    5,998    2,279    1,995

OTHER INCOME:
Service Charges and Fees ...................      751      759      262      270
Gains on Security Sales ....................      104       48       41       15
Other Operating Income .....................      150       53       77       26
TOTAL Other Income .........................    1,005      860      380      311
                                                -----      ---      ---      ---
OTHER EXPENSES:
Salaries and Benefits ......................    1,841    1,759      546      602
Occupancy Expenses .........................      232      232       73       75
Furniture and Equipment Expense ............      271      320       89      110
FDIC Insurance and Assessments .............       69       66       23       22
Professional Fees and Outside Services .....      141      168       50       52
Computer Services and Supplies .............      235      196       74       71
Taxes, Other Than Payroll and Income .......      182      166       62       56
Other Operating Expenses ...................      896      871      301      306
Total Non-Interest Expense .................    3,867    3,778    1,218    1,294
                                                -----    -----    -----    -----
Income Before Income Taxes .................    3,667    3,080    1,441    1,012
Provision for Income Taxes .................      855      635      377      202
Net Income .................................    2,812    2,445    1,064      810
Net Income Per Share, Basic and Diluted ....     1.30     1.12


                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

(in thousands)                                    Nine Months       Three Months
                                                     Ended              Ended
                                                  September 30      September 30
                                                 1999     1998     1999     1998
                                                 ----     ----     ----     ----
Net Income .................................    2,812    2,445    1,064      810
Other Comp Income (loss) before tax
Unrealized holding gains/losses
on securities ..............................   -3,082      750     -800      518
Less: reclassification Adjustment ..........      104      -48      167      -21
Other Comp Income (loss) before tax ........   -2,978      702     -759      497
Federal Income Tax expense (benefit) .......    1,013      239      259      169
Other Comp Income (loss),
Net of tax(benefit) ........................   -1,965      463     -500      328
TOTAL Comp income ..........................      847    2,908      564    1,138
                                                  ===    =====      ===    =====


                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                    Accumulated
                                                    Other
                          Common          Undivided Comprehensive Treasury
                          Stock   Surplus Profit    Income        Stock    Total
                          -----   ------- -------   ------        -----    -----
(in thousands)
Balance,
December 31, 1997 ........4,455   4,455   15,912     371          -549    24,644
Net Income 1998 for the nine
months ended September 30, 1998 .          2,445                           2,445
Cash Dividends Paid, 1998 .......           -734                            -734
Treasury Stock Purchase .........                                 -125      -125
Change in unrealized gain/loss
on securities available for sale,
net of deferred income taxes ....                    463                     463
Balance,
September 30, 1998 .......4,455   4,455   17,623     834          -674    26,693

Balance,
December 31, 1998 ........4,455   4,455   18,322     562          -748    27,046
Net Income 1999 .................          2,812                           2,812
Cash Dividends Paid, 1999 .......           -829                            -829
Treasury Stock Activity .........   16                            -336      -320
Change in unrealized gain/loss
on securities available for sale,
net of deferred income taxes ....                 -2,034                  -2,034
Balance,
September 30, 1999 .......4,455   4,471   20,305  -1,472        -1,084    26,675


                       See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

(in thousands)
                                                                 1999       1998
                                                                 ----       ----
Cash Flow
Cash Flows from Operating Activities
Net Income ....................................................   2,812    2,445
Adjustments: Depreciation and amortization ....................     466      527
             Provision for Loan Losses ........................     180      130
             Gain/Loss on sale of equipment ...................       0        2
             Gain/loss on sale of other real estate ...........      24        2
Amortization of securities' premiums and accretion of discounts     180       87
Gains on sales of investment securities, NET ..................    -104      -48
Increase in accrued interest receivable .......................      -7      112
Increase/Decrease in other assets .............................    -547     -126
Increase/Decrease in accrues interest payable .................     -31        0
Increase/Decrease in other liabilities ........................     -16       -6
Net cash provided by operating activities .....................   2,957    3,125
                                                                 ------   ------
Cash Flows from investing activities
Proceeds from sale of available for sale securities ...........   9,909    7,111
Proceeds from maturities of available for sale securities .....   8,942   11,978
Purchase of available for sale securities ..................... -31,573  -22,420
Principal payments on mortgage-backed securities ..............   8,130    3,374
Purchase of Fed Funds Sold ....................................    -120        0
Net increase in loans .........................................  -6,546   -11,785
Proceeds from sale of premises and equipment ..................       0        1
Purchase of premises and equipment ............................    -232     -137
Proceeds from sale of other real estate .......................     249       30
Purchase of intangible assets .................................       0        0
Net cash used in investing activities ......................... -11,241  -11,848
                                                                 ------   ------
Cash flows from financing activities
Cash dividends paid ...........................................    -829     -734
Increase in deposits ..........................................  12,190   11,110
Net Increase/Decrease in long-term borrowing ..................       0        0
Net Increase/Decrease in short-term borrowing .................     588   -2,945
Treasury Stock Activity .......................................    -320     -125
Net cash provided by financing activities .....................  11,629    7,306
Net Increase/Decrease in cash/cash equivalents ................   3,345   -1,417
Cash and cash equivalents, beginning of year ..................   4,809    5,549
Cash and cash equivalents,end of year .........................   8,154    4,132
                                                                 ------   ------
Supplemental disclosures of cash paid
Interest Paid .................................................   6,266    6,119
Income Taxes Paid .............................................     858      579
                                                                 ------   ------
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure .......     237      601
Proceeds from sales of foreclosed real estate .................       0      200
TOTAL Increase/Decrease in unrealized gain/loss
on securities avail for sale ..................................  -3,082      702






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

         In the opinion of management, the accompanying consolidated financial statements for the nine-month period ended September 30, 1999 and 1998 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the nine-month period ended September 30, 1999, is not necessarily the result to be expected for the full year.

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


FINANCIAL CONDITION

Cash and Cash Equivalents:

         At September 30, 1999, cash, federal funds sold and deposits with other banks totaled $8.274 million; an increase of $4.142 million compared to $4.132 million at September 30, 1998 and an increase of $3.465 million compared to December 31, 1998.

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

Investments:

         Investments totaled $94.609 million on September 30, 1999; increasing $5.839 million as compared to September 30, 1998's total of $88.770 million and increasing $1.434 thousand compared to the total of $93.175 million held on December 31, 1998.

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

         Total borrowings at September 30, 1999, were $9.620 million as compared to $6.331 million on September 30, 1998, showing an increase of $3.289 million and an increase of $588 thousand compared to the December
31, 1998 total of $9.032 million. On November 16, 1998, the Bank entered into a term borrowing agreement with FHLB for $5 Million. This accounts for a large part of the increase over September of 1998.

Loans:

         The Bank's loan volume has been steady through the first nine months of 1999. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.


         On September 30, 1999, net loans totaled $145.665 million as compared to $136.364 million on September 30, 1998 showing an increase of $9.301 million in the past year. The loan to deposit ratio was 66.057% on September 30, 1999, as compared to 66.707% on September 30, 1998.

         During the third quarter of 1999 net loans increased $4.889 million from the prior quarter end total of $140.776 million. Since December 31, 1998, loans have grown $6.129 million in 1999 and since September 30, 1998, loans have grown $9.301 million.

Deposits:

         Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at September 30, 1999, were $222.071 million as compared to $204.702 million at September 30, 1998. This is an increase in deposits of $17.369 million or 8.49%. Deposits totaled $209.881 million on December
31, 1998. Of the $12.190 million growth in 1999, $6.990 million occurred in the third quarter. Although we are not the highest payer for deposits in our market, our deposit growth has remained steady.


Capital:

         The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of September 30, 1999, regulatory capital to total assets was 9.64% as compared to 9.51% on September 30, 1998.

         The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 16.62% and the total capital ratio to total risk weighted assets ratio is 17.81%. The Corporation is deemed to be well-capitalized under regulatory standards.

         On July 30, 1999, the Corporation mailed a prospective date July 30, 1999 with the option to have all or partial dividend payments paid through a dividend reinvestment plan.

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

         The Corporation has included liquidity planning in the business resumption plan as part of the Y2K project. Although management cannot predict depositors' behavior, public awareness programs and cash contingency plans are in place in preparation of unusual withdrawal activity.

The following table sets forth the Bank's interest rate sensitivity as of September 30, 1999.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               September 30, 1999

(in thousands)
                                         Maturity or Repricing In:
                                 3        3-6        6-12        1-5     Over 5
                              Months     Months     Months      Years     Years
                              ------     ------     ------      -----     -----
RATE SENSITIVE ASSETS
Loans ....................    18,192      8,267     21,511     55,474    43,971
Securities ...............    23,756      5,812      7,314     44,890    18,033
Federal Funds Sold .......       120          0          0          0         0
Total
Rate Sensitive Assets ....    42,068     14,079     28,825    100,364    62,004
                              ======     ======     ======    =======    ======
Cummulative
Rate Sensitive Assets ....    42,068     56,147     84,972    185,336   247,340
                              ======     ======     ======    =======   =======
RATE SENSITIVE LIABILITIES
Interest Bearing Checking      1,607          0          0          0    14,462
Money Market Deposits ....    29,770      1,713          0          0     8,566
Regular Savings ..........     7,421         30         24          4    27,259
CDs and IRAs .............    22,110     17,744     30,209     32,798     1,579
Short-term Borrowings ....     4,620          0          0          0     1,032
Long-term Borrowings .....         0          0          0      5,000         0
Total
Rate Sensitive Liabilities    65,528     19,487     30,233     37,802    52,898
                              ======     ======     ======     ======    ======
Cummulative
Rate Sensitive Liabilities    65,528     85,015    115,248    153,050   205,948
                              ======     ======    =======    =======   =======

Period Gap ...............   -23,460     -5,408     -1,408     62,562     9,106
Cummulative Gap ..........   -23,460    -28,868    -30,276     32,286    41,392
Cummulative RSA to RSL ...     64.20%     66.04%     73.73%    121.10%   121.10%
Cummulative Gap to
Total Assets .............     -9.04%    -11.12%    -11.66%     12.44%    15.95%
                               ====      =====      =====       =====     =====


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

RESULTS OF OPERATIONS

Net Interest Income:

         Net interest income after loan provisions increased by $531 thousand or 8.85% for the nine-months and quarter ended September 30, 1999, as compared to the same periods in 1998. Earning assets increased $18.603 million or 8.20% for September 30, 1999, as compared to September 30, 1998.


Interest Income:

         Interest and fees on loans for the nine-months and quarter ended September 30, 1999 totaled $8.864 million, reflecting increases of $400 thousand or 4.73% over the comparable periods in 1998. The loan portfolio grew $9.301 million from a total of $136.364 million in September 1998 to $145.665 million in September 1999 in comparison.

         Interest on investments for the nine-months and the quarter ended September 30, 1999, totaled $4.080 million which reflects increases of $298 thousand or 7.88% over the comparable period in 1998. The investment portfolio has increased by $5.839 million over the September 1998 total of $88.770 million.


Interest Expense:

         Interest expense for the nine-months and the quarter ended September 30, 1999, totaled $6.235 million compared to $6.118 million in 1998, reflecting an increase of $117 thousand or 1.91% over the comparable periods in 1998.


Provision for Loan Loss:

         The provision for loan loss for the third quarter ending September 30, 1999 increased by $5 thousand from the corresponding three month period in 1998 and increased $50 thousand for the corresponding nine month period.

         As of third quarter 1999, charge-offs totaled $179,799 while net charge-offs totaled $142,382 as compared to $125,091 and $94,661 respectively for the same nine months period in 1998.

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


Total Other Operating Income:

         The total for this entire category increased $145 thousand for the first nine months of 1999 as compared to the first nine months of 1998. There are three major accounts that make up this total.

         Service Charge Fee Income decreased $8 thousand when comparing the nine month and three month periods of 1999 to the same periods in 1998.

         Gains and Losses on Securities are $56 thousand more this year when comparing the first nine months of 1999 to 1998. Of that increase, $26 thousand occurred in the third quarter.

         In Other Income there was an increase of $97 thousand when comparing the first nine months of 1999 to 1998. Of that increase, $51 thousand occurred in the third quarter. Mick Saravitz's efforts as a joint employee of the Bank and T.H.E. Financial Group, Ltd. of Mechanicsburg, PA, have added $18.7 thousand
of additional income as of September 30, 1999.   The alternative investment
products available through T.H.E. have been well received. The Bank has also offered a new service for accounts receivable servicing which has added $13.5 thousand to income as of the end of the third quarter.


Other Operating Expenses:

         Non-Interest expense went up by $89 thousand during the first three quarters of 1999 as compared to the same quarters in 1998. Professional fees and outside services are lower by $27 thousand for the same periods.

         Employee salaries, the largest component of non-interest, increased $82 thousand for the first nine months of 1999 as compared to the first nine months of 1998. This increase reflects both salary increases as well as the filling of some new positions.

Income Tax Provision:

         The income tax provision was $855 thousand and $635 thousand for the nine-month periods ended September 30, 1999 and September 30, 1998 respectively.

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

                  July 22, 1999


(c)      Other Events

                  Press Release of Peoples Financial Services Corp. dated April 16, 1999, previously submitted as Exhibit 99.1

                  Press Release of Peoples Financial Services Corp. dated May 5, 1999, previously submitted as Exhibit 99.2

                  Press Release of Peoples Financial Services Corp. dated July 22, 1999, previously submitted as Exhibit 99.3

                  Shareholder Automatic Dividend Reinvestment and Stock Purchase Plan dated July 30, 1999, previously submitted as Form S-3

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES FINANCIAL SERVICES CORP

By/s/    Debra E. Dissinger
         Debra E. Dissinger
         Executive Vice President/COO