Form 10-K
period 1999-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2000-03-23
CIK 1056943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year
                            ended December 31, 1999

                             Commission File Number
                                   000-23863

                       Peoples Financial Services, Corp.
             (Exact name of registrant as specified in its charter)

                                  Pennsylvania
         (State or other jurisdiction of incorporation or organization)

                                   23-2391852
                      (IRS Employer Identification Number)

                         50 Main Street, Hallstead, PA
                    (Address of principal executive officer)

                                     18822
                                   (Zip Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                             (Title of each class)

                                      None
                  (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $2.00
                                (Type of class)

                                   2,168,218
             (Number of shares outstanding as of December 31, 1999)

                                TABLE OF CONTENTS


Part I

         Item 1   Business...............................................2-11
         Item 2   Properties...............................................11
         Item 3   Legal Proceedings........................................11
         Item 4   Submission of Matters to a Vote of  Security Holders.... 11


Part II

         Item 5   Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................12
         Item 6   Selected Financial Data..................................13
         Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation....................14-30
         Item 7A  Quantitative and Qualitative Disclosure About Market
                  Risk.....................................................30
         Item 8   Financial Statements and Supplementary Data..............31
                  Independent Auditor's Report.............................31
                  Consolidated Balance Sheets..............................32
                  Consolidated Statements of Income........................33
                  Consolidated Statements of Comprehensive Income..........34
                  Consolidated Statements of Stockholders' Equity..........35
                  Consolidated Statements of Cash Flows.................36-37
                  Notes to Consolidated Financial Statements............38-56
         Item 9   Changes and Disagreements with Accountants on
                  Accounting and Financial Disclosure......................57


Part III

         Item 10  Directors and Executive Officers.........................57
         Item 11  Executive Compensation................................58-63
         Item 12  Share Ownership of Management and Directors..............63
         Item 13  Certain Relationships and Related Transactions...........64


Part IV

         Item 14  Exhibits and Reports on Form 8-K.........................64

                                     PART 1

ITEM 1   BUSINESS


                                  BRIEF HISTORY

Peoples Financial Services Corp. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank of Susquehanna County ("PNB" or the "Bank"). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form PNB. PNB is currently in its 94th year of operation.



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

PERMITTED NON-BANKING ACTIVITIES
Generally, a bank holding company may not engage in any activities other than banking, managing, or controlling its bank and other authorized subsidiaries, and providing service to those subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions:
     on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower.
These regulations and restrictions may limit the Company's ability to obtain funds from PNB for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, PNB may not generally require a customer to obtain other services from itself or the Company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

 Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its stockholders due solely to their status as stockholders and obligations to other affiliates.

PENNSYLVANIA LAW
As a Pennsylvania bank holding company, the Company is subject to various restrictions on its activities as set forth in Pennsylvania law. This is in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the Pennsylvania Department of Banking.

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

FDICIA          (FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991)
In December 1991, Congress enacted FDICIA which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, the establishment of uniform accounting standards by federal banking agencies, the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, additional grounds for the appointment of a conservator or receiver, and restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.
FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk based premiums.

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

Under FDICIA each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering:
         internal controls,
         information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation fees and benefits.
Any institution that fails to meet these standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company, on behalf of PNB, believes that it meets substantially all the standards that have been adopted. FDICIA also imposed new capital standards on insured depository institutions. Before establishing new branch offices, PNB must meet certain minimum capital stock and surplus requirements and must obtain OCC approval.

GRAMM-LEACH-BLILEY ACT
The Gramm-Leach-Bliley Act makes major changes in the way that the financial services industry has been organized. By eliminating obsolete distinctions between different types of financial institutions and allowing them to merge, the bill enables one company to meet all of its consumers' financial needs. It allows banks and securities firms to own the other. Over the past two decades, the products offered by banks and securities firms have gradually come to resemble each other. Both types of firms offer checking accounts in which idle balances are invested in stocks or bonds and credit cards. The new Act repeals portions of the 1933 Glass-Steagall Act (P.L. 48-162) that prohibit banks and securities firms from owning each other. This Act also protects consumer privacy by allowing customers to know how confidential information will be treated. Instead of hoping a financial services company will treat their personal data as confidential, consumers will receive an explicit disclosure of how such information will be used by the firm. The stated policy must specify how and under what circumstances confidential information, that is not available from other public sources, would be disclosed among the firm's affiliates and other firms. Customers who object to any portion of this policy would be able to take their business to another firm. This Act also allows consumers to control how their personal information is shared. Customers have the explicit right to prohibit financial services companies from sharing their personal confidential information with other non-affiliated firms. Once a consumer makes that decision, financial companies would be prohibited from violating their instructions. Anyone attempting to obtain this information fraudulently by pretending to be the consumer or any similar action could be sent to a federal prison for up to five years.

The goal of this Act is to ensure that the final rules protect the interest of consumers, both by assuring that their personal information is safeguarded and by giving financial institutions the flexibility to serve the needs of their customers.

The OCC, PNB's primary regulator, is seeking comments on the proposed rules to implement the privacy provisions of the Gramm-Leach-Bliley Act. The comment period is open until March 31, 2000.


RISK-BASED CAPITAL REQUIREMENTS
The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.
         "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.
         Tier 2", or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 1999, PNB's ratio of Tier 1 capital to risk-weighted assets stood at 16.99% and its ratio of total capital to risk- weighted assets stood at 18.15%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 3%. As of December 31, 1999, PNB's leverage capital ratio was 10.02%.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:
     limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to under capitalized institutions.
In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of PNB to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

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

FDIC INSURANCE ASSESSMENTS
As a FDIC member institution, PNB's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The PNB assessment for 1999 was $24,307. These figures can be compared to FDIC assessments in 1998 of $23,500 and in 1997 of $22,120.

Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits will be subject to the same assessment for FICO bonds. The FICO assessment for PNB for 1999 was $.0141 for each $100 of BIF deposits.

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

The Bank had its last CRA compliance examination in 1998 and received a "satisfactory" rating.

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

MONETARY POLICY
The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.
These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

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

The PNB market area is situated between:
     the city of Binghamton, Broome County, New York, located to the north the city of Scranton, Lackawanna County, Pennsylvania, to the south, and Wilkes Barre, Luzerne County, Pennsylvania, to the southwest.
Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or to the Scranton, Pennsylvania, area. The southern part of Susquehanna County tends to gravitate south for both employment and shopping while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Wyoming County is home to a Proctor & Gamble manufacturing facility which employs approximately 3,000 people. This is an economic stimulus to Wyoming County and the surrounding areas.

Our offices are located in counties that would be considered sparsely populated as they are made up of many small towns and villages. The latest population figures show Susquehanna County at approximately 42,000 and Wyoming County at approximately 30,000 residents. Both counties are experiencing growth, but not robust growth. Interstate 81 runs north and south through the eastern half of Susquehanna County and has brought an influx of people from New Jersey and the Philadelphia area. These people have purchased homes and land to build homes that are used as vacation/recreation retreats and, quite often, become retirement homes.

                                    BUSINESS

LENDING ACTIVITIES
PNB provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in its market areas. Substantially all of PNB's loans are to customers located within its service areas. PNB has no foreign loans or highly leveraged transaction loans, as defined by the FRB. Substantially all of the loans in PNB's portfolio have been originated by PNB. Policies adopted by the Board of Directors are the basis by which PNB conducts its lending activities. These loan policies grant individual lending officers authority to make secured and unsecured loans in specific dollar amounts. Larger loans must be approved by senior officers or by the Board of Directors. PNB's management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to PNB's loan policies.

The commercial loans offered by PNB include commercial real estate loans, working capital, equipment and other commercial loans, construction loans,
     SBA guaranteed loans, and
     agricultural loans.
PNB's commercial real estate loans are used to provide financing for retail operations, manufacturing operations, farming operations, multi-family housing units, and churches. Commercial real estate secured loans are generally written for a term of 15 years or less or amortized over a longer period with balloon payments at shorter intervals. Personal guarantees are obtained on nearly all commercial loans. Credit analysis, loan review, and an effective collections process are also used to minimize any potential losses. PNB employs two full-time commercial lending officers. These two people are augmented by branch managers who are authorized to make smaller, less complex, commercial loans.

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

Consumer loans offered by PNB include:
         residential real estate loans,
         automobile loans,
         manufactured housing loans,
         personal installment loans secured and unsecured for almost any purpose, student loans, and home equity loans (fixed-rate term and open ended revolving lines of credit).

PNB offers credit cards as an agent bank through another correspondent bank.

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

Residential mortgage products include adjustable-rate as well as conventional fixed-rate loans. Terms vary from 1, 5, 7 and 10-year adjustable rate loans to 5, 10, 15, 20, and 30-year fully amortized fixed rate loans. Bi-weekly payment plans are also available. The longer term fixed rate loans have been underwritten as conforming and may be sold to the secondary market to reduce interest rate risk. Personal secured and unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy customers. The largest segment of PNB's installment loan portfolio is fixed-rate loans. Most are secured either by automobiles, motorcycles, snowmobiles, boats, other personal property, or by liens filed against real estate. These loans are generally available in terms of up to 15 years with automobile loans having maturities of up to 60 months and real estate loans having maturities up to 15 years. Loans secured by other collateral usually require a maturity of less than 60 months. Home equity products include both fixed-rate term products and also an open-end revolving line of credit with a maximum loan-to-value ratio of 80% of current appraisal. A special MGIC program now offered through the Bank, allows for loans of up to 100% of the appreciated value for qualified applicants. Credit checks, credit scoring, and debt-to-income ratios within preset parameters are used to qualify borrowers.

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

The general good economy allowed good growth in total loans that ended 1999 up 7.95% from year-end 1998. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

LOAN APPROVAL
Individual loan authorities are established by PNB's Board of Directors upon recommendation by the senior credit officer. In establishing an individual's loan authority, the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The President of PNB has the authority to approve loans up to $500,000 following an analysis and review by loan administration and a written recommendation by the Chief Credit Officer. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers loan committee. All loan requests which are either complex in nature or exceed $500,000 must be analyzed and reviewed by loan administration and presented with a recommendation to the full Board of Directors for approval or denial.

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

                               DEPOSIT ACTIVITIES

PNB also offers a full range of deposit and personal banking services insured by the FDIC, including commercial checking and small business checking products, cash management services, retirement accounts such as Individual Retirement Accounts ("IRA"), retail deposit services such as certificates of deposit, money market accounts, saving accounts, a variety of checking account products, automatic teller machines ("ATM's"), point of sale and other electronic services such as automated clearing house ("ACH") originations, and other personal miscellaneous services. These miscellaneous services would include safe deposit boxes,
         night depository services,
         traveler's checks,
         merchant credit cards,
         direct deposit of payroll and other checks, U.S. Savings Bonds, official bank checks, and money orders.
The principal sources of funds for PNB are core deposits that include demand deposits, interest bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. These deposits are solicited from individuals, businesses, non-profit entities, and government authorities. Substantially all of PNB's deposits are from the local market areas surrounding each of its offices.

INVESTMENT PRODUCTS
In 1999, PNB entered into an agreement with T.H.E. Financial Services to hire a joint employee to sell investment products. An agent was hired and has an office located in the Bank's Hallstead Plaza building.

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

COMPETITION
PNB operates in a fairly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, and finance and mortgage companies. Some of these competitors possess substantially greater financial resources than those available to PNB. Also, certain of these institutions have significantly higher lending limits then PNB and may provide various services for their customers, such as trust services, that are not presently available at PNB.

Financial institutions generally compete on the basis of rates and service. PNB is subject to increasing competition from credit unions, finance companies, and mortgage companies that may not be subject to the same regulatory restrictions and taxations as commercial banks.

PNB will seek to remain competitive with interest rates that it charges on its loans and offers on deposits. It also believes that its success has been, and will continue to be, due to its emphasis on community involvement, customer services, and relationships. With consolidation continuing in the financial industry, and particularly in PNB's markets, smaller profitable banks are gaining opportunities where larger institutions exit markets that are only marginally profitable for them.

                                   SEASONALITY

Management does not feel that the deposits or the business of PNB in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.


ITEM 2   PROPERTIES


PNB has four full-service banking offices in Susquehanna County that are located in
         Borough of Susquehanna Depot,
         Hallstead Plaza, Great Bend Township,
         Borough of Hop Bottom,
         Montrose office in Bridgewater Township.

PNB's presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which has been open for seven years, until the purchase of the two Mellon offices in 1997. The Wyoming County locations are:
         Borough of Nicholson,
         Meshoppen Township,
         Tunkhannock Borough

The administrative/operations office of the Company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following departments are located at that office:
         PNB's commercial, mortgage and consumer lending operations, executive offices, marketing department, human resources office, deposit account support services, data processing services
All offices are owned in fee title by PNB with the exception of the Hallstead Plaza office and the Meshoppen office. The Hallstead Plaza and Meshoppen offices are subject to ground leases. Each lease is either long-term or includes renewal options. Current lease payments range from $2,585 to $18,000 annually. Six of the seven offices provide drive-up banking services and five offices have 24-hour ATM services.

PNB is obligated under non-cancelable lease agreements for certain bank premises expiring in September 2028. The leases contain a renewal option and provide that the Bank pay property taxes, insurance, and maintenance costs. See Note 12 of Notes to Consolidated Financial Statements for further information on this subject.



ITEM 3   LEGAL PROCEEDINGS

The nature of the Company's business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.



ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

                                     PART 11

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company's Common Stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The investment firm of Tucker Anthony Co., Inc., Lancaster, Pennsylvania, makes a limited market in the Company's Common Stock. The following table reflects high bid and low asked prices for shares of the Company's Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years. The information in the following table has been adjusted to reflect the 5 for 2 stock split of September 1998.

                                 1999                               1998
                         Price Range    Dividends       Price Range    Dividends
                        LOW      HIGH    DECLARED      LOW       HIGH   DECLARED
                        ---      ----    --------      ---       ----   --------
First Quarter ........ $ 25.50   $ 25.50   $ 0.12      $ 17.60   $ 19.20  $ 0.10
Second Quarter ....... $ 25.50   $ 25.50   $ 0.13      $ 19.20   $ 25.20  $ 0.12
Third Quarter ........ $ 25.50   $ 26.00   $ 0.13      $ 25.20   $ 25.50  $ 0.12
Fourth Quarter ....... $ 26.00   $ 27.00   $ 0.14      $ 25.50   $ 25.50  $ 0.12

As of December 31, 1999, the approximate number of holders of record of the Company's Common Stock was 736. At such date, 2,168,218 shares of Common Stock were outstanding.

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

 As of December 31, 1999, there were 19,112 outstanding options or warrants to purchase. See Note 9 of the Consolidate Financial Statements for more information.

ITEM 6   SELECTED FINANCIAL DATA

The following table shows the Consolidated Financial Highlights as seen in the Quarterly Report for the Fourth Quarter 1999. Amounts are in thousands except for per share data.

CONSOLIDATED FINANCIAL HIGHLIGHTS                DEC 31        DEC 31       DIFF
                                                   1999          1998      % INC
                                                   ----          ----      -----
PERFORMANCE
Net Income ...................................     3,787         3,405    11.22%
Return of Average Assets .....................      1.49          1.45     2.76%
Return on Equity .............................     14.08         13.23     6.42%
SHAREHOLDERS' VALUE
Net Income per Share .........................     1.750         1.560    12.18%
Dividends ....................................     0.520         0.460    13.04%
Book Value ...................................    12.360        12.420   (0.48)%
Market Value .................................     27.00         25.50     5.88%
Market Value/Book Value Ratio ................    219.33%       205.31%    6.83%
Price Earnings Multiple ......................     15.46         16.35   (5.44)%
Dividend Payout Ratio ........................     29.82%        29.23%    2.02%
Dividend Yield ...............................     1.93%         1.80%     7.22%
SAFETY AND SOUNDNESS
Shareholders' Equity/Asset Ratio .............    10.26%        10.94%   (6.22)%
Allowance for Loan Loss as a Percent of Loans      1.15%         1.21%   (4.96)%
Net Charge Offs/Total Loans ..................     0.129        0.110     17.27%
Allowance for Loan Loss/Nonaccrual Loans .....    985.61%      331.88%   196.98%
Allowance for Loan Loss/Non-performing Loans .    654.68%      231.61%   182.66%
BALANCE SHEET HIGHLIGHTS AT SEPTEMBER 30, 1999
Total Assets .................................  $261,319     $247,202      5.71%
Total Investments ............................    92,066       93,175    (1.19)%
Net Loans ....................................   150,630      139,536      7.95%
Allowance for Loan Losses ....................     1,756        1,713      2.51%
Total Deposits ...............................   215,424      209,881      2.64%
Stockholders' Equity .........................  $ 26,810     $ 27,046    (0.87)%

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

                               GENERAL DISCUSSION

Peoples Financial Services Corp (Corporation) recorded net income of $3,787,000 ($1.75 per share) for 1999 compared to $3,405,000 ($1.56 per share) in 1998, and $3,011,000 ($1.38 per share) in 1997. Return on average assets (ROAA) was 1.49%, 1.45% and 1.38% for 1999, 1998, and 1997 respectively. A more detailed explanation for each contribution to the increase in income is included in the remainder of the analysis.

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

For analytical purposes, net interest income is reported on a tax-equivalent basis that recognizes the income tax savings on tax-exempt items such as interest on state and municipal securities and tax-exempt loans. Net interest income on a fully tax-equivalent basis increased $921,000 or 10.1% in 1999 compared to 1998. Table 1 presents the net interest income on a fully tax-equivalent basis for each of the three years ending December 31, 1999, 1998, and 1997.

(In thousands)
                                                      1999      1998      1997
                                                      ----      ----      ----
Total Interest Income ..........................   $17,623   $16,584   $15,725
Tax Equivalent Adjustment ......................       937       766       662
                                                    18,560    17,350    16,387
Total Interest Expense .........................     8,480     8,191     7,914
Net Interest Income (Fully Tax Equivalent Basis)   $10,080    $9,159    $8,473



     Table 2 analyzes the components contributing to the changes in net interest income in 1999 and indicates the impact in either changes in rate or changes in volume. Table 3 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities.

                                                                    YEARS ENDED DECEMBER 31,
                                                       1999 to 1998                                 1998 to 1997
                                              Increase         Change Due to       Increase       Change Due to
                                             (DECREASE)      RATE       VOLUME    (DECREASE)       RATE VOLUME
INTEREST INCOME
Real Estate Loans ............................  374         (122)         496         (289)        (365)          76
Installment Loans ............................  351           18          333         (481)         (74)        (407)
Commercial Loans .............................  269         (462)         731        1,782          225        1,557
Tax Exempt Loans .............................  (48)          (8)         (40)          98          (35)         133
Other Loans .................................. (336)          15         (351)         341         (190)         531
Total Loans ..................................  610         (559)       1,169        1,451         (440)       1,891
Investment Securities (Available for Sale)
Taxable ......................................  399          148          251         (768)        (405)        (363)
Non-Taxable ..................................  (23)          (9)         (14)         202          (15)         217
Total Securities (Available for Sale) ........  376          138          238         (566)        (421)        (145)
Time Deposits with Other Banks ...............    1            3           (2)           3          (13)          16
Federal Funds Sold ...........................   74          (14)          88          (51)           1          (52)
Total Interest Income ........................1,061         (432)       1,493          837         (873)       1,710

                                                    1999 to 1998                                 1998 to 1997
                                              Increase         Change Due to          Increase           Change Due to
                                             (DECREASE)      RATE        VOLUME      (DECREASE)        RATE        VOLUME
INTEREST EXPENSE
Interest Bearing Demand Deposits ...............(25)          (42)           17           20            (9)           29
Regular Savings Deposits .......................(17)          (64)           47           76            (7)           83
Money Market  Savings Deposits .................(54)          (74)           20         (195)         (103)          (92)
Time Deposits ..................................177          (272)          449          267            (9)          276
Total Interest Bearing Deposits ................ 81          (417)          498          168          (166)          334
Other Borrowings ...............................208            14           194          109           (62)          171
Total Interest Expense .........................289          (392)          681          277          (193)          470

Net Interest Spread ............................772           (40)          812          560          (679)        1,239

                                               1999                              1998                              1997
                                    AVERAGE             YIELD/         AVERAGE            YIELD/         AVERAGE            YIELD/
                                    BALANCE  INTEREST    RATE          BALANCE  INTEREST   RATE          BALANCE  INTEREST   RATE

ASSETS
Loans
Real Estate ...................     82,534     6,680    8.09%           76,516    6,306    8.24%          75,642    6,595    8.72%
Installment ...................     17,739     1,616    9.11%           14,039    1,265    9.01%          18,303    1,746    9.54%
Commercial ....................     37,283     3,366    9.03%           30,162    3,097   10.27%          13,809    1,315    9.52%
Tax Exempt ....................      7,801       354    4.54%            8,666      402    4.64%           6,028      304    5.04%
Other Loans ...................        367        41   11.17%            5,309      377    7.10%             337       36   10.68%
Total Loans ...................    145,724    12,057    8.27%          134,692   11,447    8.50%         114,119    9,996    8.76%
Investment Securities  (AFS)
Taxable .......................     63,737     3,947    6.19%           59,520    3,548    5.96%          64,978    4,316    6.64%
Non-Taxable ...................     28,667     1,464    5.11%           28,937    1,487    5.14%          24,753    1,285    5.19%
Total Securities ..............     92,404     5,411    5.86%           88,457    5,035    5.69%          89,731    5,601    6.24%
Time Deposits with Other Banks         589        39    6.62%              616       38    6.17%             423       35    8.27%
Fed Funds Sold ................      2,353       116    4.93%              760       42    5.53%           1,721       93    5.40%
Total Earning Assets ..........    241,070    17,623    7.31%          224,525   16,562    7.38%         205,994   15,725    7.63%
Less: Allowance for Loan Losses     (1,716)                             (1,710)                           (1,694)
Cash and Due from Banks .......      4,948                               1,742                             4,089
Premises and Equipment, net ...      3,521                               3,688                             3,459
Other Assets ..................      6,580                               5,990                             5,320
Total Assets ..................    254,403                             234,235                           217,168

                                                   1999                            1998                              1997
                                        AVERAGE            YIELD/        AVERAGE           YIELD/          AVERAGE           YIELD/
                                        BALANCE  INTEREST   RATE         BALANCE  INTEREST  RATE           BALANCE  INTEREST  RATE
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand ................ 16,066      225   1.40%           15,058     250   1.66%           13,379     230    1.72%
Regular Savings ........................ 33,416      887   2.65%           31,752     904   2.85%           28,870     828    2.87%
Money Market  Savings .................. 38,900    1,511   3.88%           38,401   1,565   4.08%           40,529   1,760    4.34%
Time ...................................102,011    5,364   5.26%           93,890   5,187   5.52%           88,908   4,920    5.53%
Total Interest Bearing Deposits ........190,393    7,987   4.20%          179,101   7,906   4.41%          171,686   7,738    4.51%
Other Borrowings ....................... 10,135      493   4.86%            6,029     285   4.73%            3,057     176    5.76%
Total Interest Bearing .................200,528    8,480   4.23%          185,130   8,191   4.42%          174,743   7,914    4.53%

Liabilities
Net Interest Spread ....................           9,143   3.08%                    8,371   2.95%                    7,811    3.10%
Non-Interest Bearing Demand Deposits ... 25,527                            22,247                           18,735
Accrued Expenses and other Liabilities .  1,806                             1,320                              974
Stockholder's Equity ................... 26,542                            25,538                           22,716
Total Liabilities and
Stockholder's Equity ...................254,403                           234,235                          217,168
Interest Income/Earning Assets .........                   7.31%                            7.38%                             7.63%
Interest Expense/Earning Assets ........                   3.52%                            3.65%                             3.84%
Net Interest Margin ....................                   3.80%                            3.74%                             3.80%

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

At December 31, 1999, the allowance for loan losses represents 1.15% of outstanding loans compared to 1.21% at December 31, 1998. Non-performing loans, which include loans past due greater than 90 days, decreased from $739,456 in 1998 to $268,166 in 1999. The allowance for loan losses to non-performing loans in 1999 and 1998 were 654.68% and 231.61% respectively. Due to an increase in charge offs in 1999 compared to 1998, the provision for loan loss was increased from $190,000 in 1998 to $220,000 in 1999. Based on the percentage of allowance to non-performing loans, management believes the current level of allowance is adequate.

                                  OTHER INCOME

Total Other Income consists of service charges, miscellaneous operating income, and securities gains (losses). Table 4 analyzes the increase in total other income of $111,000 or 9.3% in 1999 compared to 1998.

(In thousands)
                                                                                  Variance
                                         December 31                  1999                    1998
                                1999       1998      1997       Amount    Percent        Amount   Percent
                                                              OF CHANGE  OF CHANGE    OF CHANGE    OF CHANGE
Service Charges and Fees ..... $1,187    $1,108      $891          $79     4.60%           $217      24.35%
Misc. Operating Income .......     35        41        29          $(6)   53.66%             12      41.38%
Gains on Security Sales ......     85        47       217          $38    80.85%           (170)    (78.34)%
TOTAL Other Income ........... $1,307    $1,196    $1,137         $111     9.28%             59       5.19%


Service charges in 1999 totaled $1,187,000, an increase of $79,000 or 7.13% over 1998 service charges of $1,108,000. Miscellaneous operating income is not a significant income number. It consists mainly of safe deposit box rentals and other miscellaneous one-time entries that included a disbursement of $17,786 due to dissolving the local credit bureau of which PNB was a member. Securities gains were up slightly in 1999 from 1998 with $85,000 and $47,000 being the respective amounts. The interest rate environment in 1999 was not conducive to taking gains on sales and the Bank was able to adequately meet all its liquidity needs without taking losses.

                                  OTHER EXPENSE

Total non-interest expenses increased 4.28% or $218,000 in 1999 to $5,308,000 when compared to the 1998 figure of $5,090,000. Table 5 is a summary of the other expenses by category for 1999, 1998 and 1997







                                                                                              Variance
      (In thousands)                                                               1999                  1998
                                                1999     1998     1997     OF CHANGE OF CHANGE   OF CHANGE  OF CHANGE
                                                ----     ----     ----     --------- ---------   ---------  ---------
Salaries and Benefits ........................ 2,534     $2,395     $2,282     $139      5.80%       $113      4.95%
Occupancy Expenses ...........................   323        319        324        4      1.25%         (5)    (1.54)%
Furniture and Equipment Expense ..............   383        436        389      (53)   (12.16)%        47     12.08%
FDIC Insurance and Assessments ...............    92         88         81        4      4.55%          7      8.64%
Professional Fees and Outside Services .......   197        191        193        6      3.14%         (2)    (1.04)%
Computer Services and Supplies ...............   306        268        359       38     14.18%        (91)   (25.35)%
Taxes, Other Than Payroll and Income .........   247        222        204       25     11.26%         18      8.82%
Other Operating Expenses ..................... 1,226      1,171      1,162       55      4.70%          9      0.77%
Total Non-Interest Expense ...................$5,308     $5,090     $4,994     $218      4.28%       $ 96      1.92%
Income Before Income Taxes ................... 4,901      4,309      3,824
Provision for Income Taxes ................... 1,115        904        813
Net Income ...................................$3,786     $3,405     $3,011
Net Income Per Share, Basic and Diluted ......  1.74       1.56       1.38

Salaries and benefits totaled $2,534,000 in 1999, an increase of $139,000 or 5.8% from 1998. This increase was normal when growth and annual salary increases are considered.

Occupancy expense increased $4,000 or 1.25% from 1998 to 1999.

Equipment expense was $383,000 in 1999 compared to $436,000 in 1998 and $389,000 in 1997 when a new computer system and related software was purchased and installed. The first full year of depreciation on the new equipment and software was in 1998. This was a major reason for the 1998 increase in expenses. A new Voice Response Unit was the only large equipment purchase in 1999. The decrease in 1999 was $53,000 or 12.2% over 1998. The decrease in 1999 was due to less equipment expenditures than prior years and the resulting decrease in depreciation expenses.

FDIC insurance and regulatory assessments continued to increase as a result of growth in deposits. This expense category was over $92,000 in 1999 compared to $88,000 in 1998, an increase of $4,000 or 4.6%. In 1998 compared to 1997, the increase was $7,000 from $81,000 to $88,000 or 8.6%.

Professional fees and outside services increased in 1999 to $197,000 from $191,000 in 1998 or 3.1%. In management's view, the trend in this expense category is considered to be normal as our volume of business increases.

Computer services and supplies increased substantially in 1999 to $306,000 when compared to 1998 at $268,000 or 14.2% more. As our services have expanded and our business has become more technology based, our costs to maintain our systems have increased. A one-time expense for Y2K testing in 1999 added $12,675 to service costs.

Taxes, other than payroll, increased in a normal pattern attributed to growth in the years 1998 and 1999. The 1999 figure was $247,000 compared to $222,000 in 1998 and $204,000 in 1997. This was a difference of $25,000 or 11.3% comparing 1999 to 1998 and a difference of $18,000 or 8.8% when comparing 1998 to 1997.

Other operating expenses covers everything not covered in the specific areas previously listed. The major items in this category are postage, stationary, printing and supplies, advertising and promotion, directors' fees, and employee education. This category increased in 1999 to $1,226,000 compared to $1,171,000 in 1998. There are several reasons for the increase:
     ostage increased in January 1999,
     Employee education programs were highly promoted, and Advertising was increased to promote the new services available through the Bank's affiliation with T.H.E. for investment services.

                              FEDERAL INCOME TAXES

The provision for income taxes in 1999 was $1,114,538 compared to $903,804 in 1998. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 22.7% in 1999, up from 21% in 1998. The tax rate for both periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Finance Statements included as part of this report for further analysis of federal income tax expense for 1999.


                                QUARTERLY RESULTS


Net income improved each quarter of 1999 as the portfolio of loans and investments grew and interest rates were rising. Other income also increased, peaking in the third quarter with $339,000 earned from July 1 to September 30. Lower expenses in the third quarter at $1,218,000 made that quarter the highest earning quarter of 1999 with $1,441,000 before taxes.

                                                 Quarter Ended 1999                           Quarter Ended 1998
                                      31-MAR     30-JUN     30-SEP     31-DEC       31-MAR     30-JUN     30-SEP     31-DEC
                                      ------     ------     ------     ------       ------     ------     ------     ------
Interest Income ......................$4,208     $4,275     $4,461     $4,679       $4,042     $4,085     $4,146     $4,338
Interest Expense ..................... 2,068      2,045      2,122      2,246        2,017      2,005      2,096      2,073
Net Interest Income .................. 2,140      2,230      2,339      2,434        2,025      2,080      2,050      2,265
Provision for Loan Loss ..............   (60)       (60)       (60)       (60)         (38)       (38)       (55)       (60)
Securities Gains/Losses ..............     6         57         41        (19)          27          0         21         (1)
Other Income .........................   275        287        339        321          270        279        290        337
Other Expense ........................(1,298)    (1,351)    (1,218)    (1,441)      (1,286)    (1,198)    (1,294)    (1,312)
Income Before taxes .................. 1,063      1,163      1,441      1,234          998      1,070      1,012      1,229
Income Taxes .........................  (212)      (266)      (377)      (260)        (205)      (228)      (202)      (269)
Net Income ...........................   851        897      1,064        975          793        842        810        960
Primary Earnings per common share ....  0.39       0.42       0.49       0.45         0.36       0.39       0.37       0.44

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

                                                        1999                                   1998                        1997
                                           Average     Increase (Decrease)        Average   Increase     (Decrease)       Average
Funding Uses                               BALANCE      AMOUNT     PERCENT        BALANCE     AMOUNT     PERCENT          BALANCE
                                           -------      ------     -------        -------     ------     -------          -------
Real Estate Loans ....................      82,534      $6,018       7.87%        $76,516       $874        1.16%         $75,642
Consumer Loans .......................      17,739       3,700      26.36%         14,039     (4,264)     (23.30)%         18,303
Commercial Loans .....................      37,283       7,121      23.61%         30,162     16,353      118.42%          13,809
Tax Exempt Loans .....................       7,801        (865)     (9.98)%         8,666      2,638       43.76%           6,028
Other Loans ..........................         367      (4,942)    (93.09)%         5,309      4,972     1475.37%             337
Total Loans ..........................     145,724                                134,692                                 114,119
Less Allowance for Loan Loss .........      (1,716)                                (1,710)                                 (1,694)
Total Loans with Loan Loss ...........     144,008      11,026       8.29%        132,982     20,557       18.29%         112,425
Taxable Securities ...................      64,326       4,190       6.97%         60,136     (5,265)      (8.05)%         65,401
Non-Taxable Securities ...............      28,667        (270)     (0.93)%        28,937      4,184       16.90%          24,753
Total Securities .....................      92,993       3,920       4.40%         89,073     (1,081)      (1.20)%         90,154
Fed Funds Sold .......................       2,353       1,593     209.61%            760       (961)     (55.84)%          1,721
Total Uses ...........................    $239,354     $16,539       7.42%       $222,815    $18,515        9.06%        $204,300

                                                        1999                                   1998                        1997
                                           Average     Increase (Decrease)        Average    Increase   (Decrease)        Average
Funding Sources                            BALANCE      AMOUNT     PERCENT        BALANCE     AMOUNT     PERCENT          BALANCE
                                           -------      ------     -------        -------     ------     -------          -------
Interest Bearing Demand Deposits .........  16,066      $1,008       6.69%        $15,058     $1,679       12.55%         $13,379
Regular Savings Deposits .................  33,416       1,664       5.24%         31,752      2,882        9.98%          28,870
Money Market Savings Deposits ............  38,900         499       1.30%         38,401     (2,128)      (5.25)%         40,529
Time Deposits ............................ 102,011       8,121       8.65%         93,890      4,982        5.60%          88,908
Total Interest Bearing Deposits .......... 190,393      11,292       6.30%        179,101      7,415        4.32%         171,686
Other Borrowing ..........................  10,135       4,106      68.10%          6,029      2,972       97.22%           3,057
Short Term Federal Funds Borrowed.........   4,694                                  5,399                                   3,057
Long Term Federal Funds Borrowed..........   5,441                                    630                                       0
Total Funds Borrowed .....................  10,135                                  6,029                                   3,057
Total Deposits and Funds Borrowed......... 200,528                                185,130                                 174,743
Other Sources, net .......................  38,826                                 37,685                                  29,557
Total Sources ............................$239,354                               $222,815                                $204,300

LOANS RECEIVABLE
Average loans receivable, net of loan reserves, increased $11,026 or 8.29% in 1999 compared to an increase of $20,557 or 18.29% in 1998. This year we experienced less of an increase due to the competition for quality loans in our market area in the commercial and real estate categories.



LOAN PORTFOLIO TYPES
All categories of loans showed growth in 1999. The 1997 to 1998 numbers show a variance between commercial and mortgages caused by a reclassification of commercial mortgages from the mortgage group to the commercial group. Consumer loans include personal lines of credit, installment loans, and home equity loans to individuals. These loans can be secured or unsecured and are generally used for purposes such as automobile financing, home improvement, recreational loans, and for educational purposes

(In thousands)
                                     DEC 1999       DEC 1998       DEC 1997       DEC 1996    DEC 1995
                                     --------       --------       --------       --------    --------
     Commercial ....................   47,771        $44,349        $14,796         $9,787     $10,920
     Real Estate Mortgage ..........   85,528         79,369         96,192         83,484      73,699
     Real Estate Construction ......        0              0              9              0           0
     Installment ...................   19,281         17,756         16,035         14,169      13,643
Total Loans ........................  152,580        141,474        127,032        107,440      98,262
Deferred Loans .....................     (194)          (225)          (246)          (290)       (311)
Total Loans, net of Deferred .......  152,386        141,249        126,786        107,150      97,951
Allowance for Loan Loss ............   (1,756)        (1,713)        (1,676)        (1,665)     (1,488)
Net Loans .......................... $150,630       $139,536       $125,110       $105,485     $96,463

LOAN MATURITIES
The Bank has 13.32% of its loans maturing within the next year. Of that 13.31%, almost half of the maturing loans are commercial loans with the remainder almost split equally between mortgages and installment loans. In the one to five year maturity range, the Bank has 30.40% of its portfolio. The over 5 year maturity group makes up 56.1% of the portfolio which reflects the Bank's significant investment in mortgages. Mortgages are 55.99% of the total loan portfolio.

                                            One Year     Over One Year      Over            Total
                                            OR LESS   WITHIN FIVE YEARS  FIVE YEARS         LOANS
Commercial ................................. $9,058         $17,802        $20,911         $47,771
Real-Estate Construction ...................      0               0              0               0
Real-Estate Mortgage .......................  5,450          19,669         60,215          85,334
Installment ................................  5,799           8,988          4,494          19,281
Total ......................................$20,307         $46,459        $85,620        $152,386

Total Loans with Predetermined Rates ....... 12,663          28,168         26,315          67,146
Total Loans with Variable Rates ............  7,644          18,291         59,305          85,240
Total ......................................$20,307         $46,459        $85,620        $152,386

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

(In thousands)                                                                          December 31,
                                                                     1999       1998        1997        1996       1995
                                                                     ----       ----        ----        ----        ----
Nonaccrual and Restructured ....................................... $178        $516      $1,027      $1,544      $1,349
Loans Past Due 90 or More Days, Accruing Interest .................   90          12         175         137          44
Total Nonperforming Loans .........................................  268         528       1,202       1,681       1,393
Foreclosed Assets .................................................  250         351           0          99         430
Total Nonperforming Assets ........................................ $518        $879      $1,202      $1,780      $1,823
Nonperforming Loans to Total Loans at Period-end .................. 0.18%       0.38%       0.95%       1.56%       1.44%
Nonperforming Assets to Period-end Loans and Forclosed Assets ..... 0.34%       0.62%       0.95%       1.56%       1.85%

(In thousands)
                                                                            1999       1998       1997       1996       1995
                                                                            ----       ----       ----       ----       ----
Interest Income That Would Have Been Recorded Under Original Items ........  $28        $63        $96       $163       $143
Interest Income Recorded During the Period ................................    3          7         24         31         26
Commitments To Lend Additional Funds ......................................    0         94          0          0          0

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

(In thousands)
                                                        DEC 1999      DEC 1998      DEC 1997      DEC 1996      DEC 1995
                                                        --------      --------      --------      --------      --------
Average Total Loans .....................................145,724      $134,692      $114,119      $102,525       $95,379
Balance at Beginning of Period ..........................  1,713         1,676         1,664         1,488         1,484
Charge Offs
     Commercial .........................................     46            94            38            20           301
     Residential Real Estate ............................     87            31            50            26           122
     Installment ........................................    108            70            61            31            39
Total charge Offs .......................................    241           195           149            77           462
Recoveries
     Commercial .........................................      2            14             4            26             1
     Real Estate ........................................      4             4            17             1             0
     Installment ........................................     37            24            10             6            15
Total Recoveries ........................................     43            42            31            33            16
Net Charge-Offs .........................................    198           153           118            44           446
Provision for Loan Losses ...............................    220           190           130           220           450
Balance at End of Period ................................ $1,756        $1,713        $1,676        $1,644        $1,488
Allowance for Credit Losses to Period-end Total Loans ...   1.15%         1.22%         1.32%         1.55%         1.54%
Allowance for Credit Losses to Nonaccrual Loans ......... 985.61        331.88        163.24        107.80        110.29
Net Charge-Offs to Average Loans ........................   0.14          0.11          0.09          0.04          0.47

Commercial charge offs were down $48,000 in 1999 compared to 1998. The charge offs in 1998 were higher due to charging off $90,786 on two commercial loans. Real estate charge offs were up $56,000 and installment charge offs were up $38,000 in 1999. These increases were not caused by significant losses in any one loan, but more to increased frequency of bankruptcies and repayment problems. As of year end 1999, management believes that the allowance for loan loss is adequate.

(In thousands)
                                      DEC 1999        DEC 1998        DEC 1997        DEC 1996        DEC 1995
                                      --------        --------        --------        --------        --------
     Commercial .......................   $328            $320            $321            $687            $734
     Real Estate Mortgage .............    351             342             343             197             165
     Real Estate Construction .........      1               1               1               1               0
     Installment ......................    133             130             129             118             184
     Unallocated ......................    943             920             882             661             405
Total Allowance for Loan Losses ....... $1,756          $1,713          $1,676          $1,664          $1,488

Highly leveraged transactions (HLT's) that result in the borrower's debt-to-total assets ratio exceeding the 75%, generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts The Corporation had no loans at December 31, 1999 that qualified as HLT's.

SECURITIES
The Corporation's securities portfolio is classified, in its entirety, as "available for sale" as shown in Table 14. Management believes that a portfolio classification of all available for sale allows complete flexibility in the investment portfolio. Using this classification, the Corporation intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Corporation's stockholders' equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. The interest rate environment in 1999 caused capital adjustments for unrealized losses, due to lower market values as interest rates increased.

Table 14 shows the book value and average yield of securities by maturity or call date at December 31, 1999.

(In thousands)                          1 Year            1-5               5-10             Over 10
                                       or Less           Years              Years             Years             TOTAL
                                     Book Average     Book Average      Book Average      Book Average      Book Average
                                    VALUE   YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD
                                    -----   -----    -----    -----    -----    -----    -----    -----    -----    -----
Available for Sale
US Government Treasury .............$1,999  6.37%     $2,490  6.54%         $0  0.00%         $0  0.00%     $4,489  6.46%
US Government Agency ...............    11  8.96%      7,819  6.52%     15,034  6.44%        377  6.91%     23,241  6.48%
State/County/Municipal Obligation .. 1,320  6.27%      3,708  4.02%      6,138  5.26%     18,933  5.02%     30,099  5.00%
Mortgage-Baked Securities ..........     0  0.00%      2,468  6.10%      6,899  6.10%     17,378  6.45%     26,745  6.33%
Corporate/Other Securities ......... 1,468  6.20%      3,527  6.18%      3,783  6.62%      3,360  6.70%     12,138  6.46%
TOTAL Available for Sale ...........$4,798  6.30%    $20,012  5.95%    $31,854  6.16%    $40,048  5.80%    $96,712  5.97%


Table 15 shows the balance of securities for the past three years on December
31. More details on Investments by Market Value can be found in Note 15 of the Consolidated Financial Statement.

(In thousands)
                                        1999             1998            1997
                                        ----             ----            ----
Treasury/Agency Obligation .......... $26,911         $23,008         $32,513
State/Municipal Obligation ..........  29,097          30,230          29,474
Mortgage backed Securities ..........  25,698          30,283          19,215
Other Securities ....................  11,845           9,754           7,936
Total Investment Securities ......... $93,551         $93,275         $89,138
Available for Sale (Fair Value) ..... $93,551         $93,275         $89,138
Held to Maturity (Amortized) ........       0               0               0
Total Investment Securities ......... $93,551         $93,275         $89,138

DEPOSITS
Table 16 shows the average deposits and average rates for 1999, 1998, and 1997. The bank was able to control its average interest cost on liabilities to 4.23% in 1999 from 4.42% in 1998 and 4.83% in 1997.

                                                   1999                          1998                        1997
                                       Average            Yield/      Average          Yield/      Average           Yield/
                                       BALANCE   INTEREST  RATE       BALANCE INTEREST  RATE       BALANCE  INTEREST  RATE
Deposits
Interest Bearing Demand ............    16,066      225   1.40%        15,058     250   1.66%        13,379     230   1.72%
Regular Savings ....................    33,416      887   2.65%        31,752     904   2.85%        28,872     828   2.87%
Money Market  Savings ..............    38,900    1,511   3.88%        38,401   1,565   4.08%        40,529   1,760   4.34%
Time ...............................   102,011    5,364   5.26%        93,890   5,187   5.52%        88,908   4,920   5.53%
Total Interest Bearing Deposits ....   190,393    7,987   4.20%       179,101   7,906   4.41%       171,686   7,738   4.51%
Other Borrowings ...................    10,135      493   4.86%         6,029     285   4.73%         3,057     176   5.76%
Total Interest Bearing Liabilities .   200,528    8,480   4.23%       185,130   8,191   4.42%       174,743   7,914   4.53%
Non-Interest Bearing Demand Deposits    25,527                         22,247                        18,735

The Corporation's primary source of funds continues to be core deposit accounts that include interest bearing demand, non-interest bearing demand, savings, and time deposits under $100,000. Core deposits increased an average of $14,736,000 or 7.83% in 1999 compared to an increase of $ 10,927,000 or 5.73% in 1998. The large increase in 1997 over 1996 was due to the purchase of two Wyoming County branch offices. The largest category of core deposits and the primary source of funds continues to be time deposits under $100,000. This category includes certificates of deposits and individual retirement accounts that allow customers to invest their funds at selected maturity ranges from 3 months to 5 years. The average balance of funds increased $8,121,000 or 11.56% in 1999 and $4,982,000 or 5.60% in 1998. The Company has no foreign deposits in domestic offices.

Average Interest Bearing Demand Deposits accounts and Savings deposits totaled $49,482,000 in 1999 and $46,810,000 in 1998 showing a growth of $2,672,000 this year. These deposits are lower cost sources of funds for the bank and help the bank to achieve more net interest income than higher paying Money Market and Time Deposit accounts.

Non-interest checking accounts have also grown substantially over the last two years. In the 1997 acquisition year, the average Demand Deposits grew from $13,822,000 to $18,735,000, an increase of $4,913,000 or 35.54%. In 1998 , they grew another 18.75% from $18,735,000 to $22,247,000. In 1999, this category of deposits again grew by $3,280,000 or 14.78%. Management considers these accounts a very important part of our balance sheet and will continue to seek ways to encourage growth in non-interest checking accounts.

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits over $100,000 are spread fairly evenly throughout the four categories. The largest percentage, 30.71%, is in the first category of three months or less.

(In thousands)                                  1999                1998
                                          AMOUNT   PERCENT     AMOUNT  PERCENT
Three Months or Less ...................  $4,348     30.71     $3,242    22.30
Over Three Months through Six Months ...   3,083     21.78      3,793    26.09
Over Six Months through Twelve Months ..   3,491     24.65      3,764    25.89
Over Twelve Months .....................   3,237     22.86      3,736    25.72
Total .................................. $14,159    100.00    $14,535   100.00

SHORT TERM AND TERM BORROWINGS
Borrowed funds are utilized when timing differences occur between the purchase of new assets and the maturity of existing assets. Management also uses borrowings as an asset/liability tool to match the repricing characteristics of certain earning assets, allowing for core funds to be used for additional loan volume or security purchases.

(In thousands)
                                        1999      1998
                                        ----      ----
Other Short Term Borrowings ......    $5,851    $4,032
FHLB Term Borrowings ............     12,000     5,000
Total ...........................    $17,851    $9,032

The Corporation has an arrangement with the Federal Home Loan Bank (FHLB) that allows for borrowings up to a percentage of qualifying assets. As of December 31, 1999 and 1998, the Corporation had a maximum borrowing capacity of $97,471,000 and $87,046,000 respectively.

Borrowings from the FHLB include repurchase agreements and term borrowings. In addition, the Corporation has an agreement to borrow up to $7,000,000 from Atlantic Central Bankers Bank (ACBB) in federal funds for periods of up to 14 days at a time.


SUMMARY OF SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Information concerning securities sold under agreements to repurchase is summarized as of December 31, 1999. Securities sold under agreement to repurchase generally mature within 14 days from the transaction date. The securities underlying the agreement were under the control of the Corporation.

Short term advances at FHLB on December 31, 1999 and 1998 were $700,000 and $2,190,000 respectively. The interest rate paid on these funds on December 31, 1999 was 5.00% and 5.49% on December 31, 1998.

No Federal Funds purchased under the agreement with ACBB were outstanding at December 31, 1999 or 1998.

Term borrowings are term funds from the FHLB under various notes.
     There was a note taken November 16, 1998, in the amount of $5,000,000 with a fixed interest rate of 4.64%. The note has a final maturity date of November 17, 2003. This note has a convertible option that, after two years, allows the FHLB to change the note to an adjustable rate advance at 3 months LIBOR plus 10 basis points. The option also allows the Corporation to put the funds back to the FHLB at no charge should the FHLB choose to exercise the option.
     There was a note taken on November 19, 1999, in the amount of $2,000,00 with a fixed interest rate of 5.29%. This note has a final maturity date of November 19, 2009. It also has a conversion option that allows the FHLB to change the rate after six months and then every three months thereafter.
     There was a note taken on December 17, 1999, in the amount of $5,000,000 with a fixed interest rate of 5.60%. The note has a final maturity date of December 17, 2004. It has a conversion option that allows the FHLB to change the rate after the first three months and then every three months thereafter.

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

The Corporation is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to total balance sheet assets and is intended to supplement the risk-based capital ratios in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and that are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. As of December 31, 1999 the Corporation had a leverage capital ratio of 10.02%.

(In thousands)
                                                December 31         Regulatory
                                               1999       1998      REQUIREMENT
                                               ----       ----      -----------
Tier 1 Capital to risk (Weighted) ...........16.99%      16.90%         4.00%
TOTAL Capital to Risk (Weighted) ............18.15%      18.15%         8.00%
Capital Leverage Ratio ......................10.02%       9.60%         3.00%

CAPITAL ANALYSIS
On September 15, 1998, the Corporation issued a 5 for 2 stock split. Accordingly, issued shares of common stock increased 1,310,138 shares. On the same date and in conjunction with the 5 for 2 stock split, the par value per share was reduced from $5 to $2. Also, in the same proportion, authorized but unissued stock increased from 5 million to 12.5 million shares.

During 1999 the Corporation paid cash dividends to its shareholders amounting to $1,129,062 compared to $995,407 in 1998. On a per share basis, dividends for 1999 increased 13.04% to $0.52 compared to $ 0.46 in 1998. The indicated rate for 2000 is $ 0.56 per share representing a 7.6% increase over 1999 dividends.

The Corporation has continued to purchase common stock of the Corporation in the open market. These purchases are carried as treasury stock in the equity section of the Corporation balance sheet. On December 31, 1999, treasury stock totaled $1,050,391 representing 63,559 shares purchased and 4,277 shares reissued through exercised options and the dividend reinvestment plan. During 1999, 13,635 shares were purchased at an average price per share of $25.77. During 1998, 8,249 shares were purchased at an average price per share of $24.14. Per share prices are adjusted to recognize the 5 for 2 stock split paid in September 1998. Treasury stock purchases have the effect of reducing the equity of the Corporation while increasing the earnings per share of the receiving shareholder. During 1999, options were exercised by three parties. The total number of shares exercised equaled 1,750. The parties paid $39,675 to exercise those options, making the average option price $22.67. For a detailed comparison of shareholder equity for 1999 and 1998, refer to Note 17 of the Consolidated Financial Statements.

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of taxes, on securities classified available for sale. As of December 31, 1998 and 1997, stockholders' equity included $561,470 and $370,569 respectively in unrealized appreciation. In 1999, the total unrealized depreciation net of taxes is $2,086,929. This depreciation is due to the rise in interest rates in 1999 and the effect that rise had on the market value of our security portfolio.

As shown in Table 20, the return on average equity increased to 14.08% in 1999 from 13.23% in 1998. The change in average assets ratio from 22.06% in 1997 to 7.86% in 1998 reflects the impact of the purchase of the branches in Wyoming County in 1997.

                              Relationship Between Significant Financial Ratios
                                       1999            1998          1997
                                       ----            ----          ----
Return on Average Equity ............ 14.08%         13.23%        12.20%
Earnings Retained ................... 70.18%         70.77%        75.58%
Internal Capital Growth ............. (0.87)%         9.36%        10.01%
Change in Average Assets ............  8.61%          7.86%        22.06%
Equity to Average Assets ............ 10.54%         11.10%        11.34%
Growth in Average Equity ............  3.93%         17.54%        10.74%

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

Limitations of gap analysis in the following gap schedule include assets and liabilities which contractually reprice within the same period may not reprice at the same time or to the same extent, changes in market interest rates do no affect all assets and liabilities to the same extent or at the same time, and interest rate gaps reflect the Corporation's position on a single day (December 31, 1999 in the case of Table 21) while the Corporation continually adjusts its interest sensitivity throughout the year.

(In thousands)                                                       Maturity or Repricing In:
                                                                     3 to 6       6 to 12         1 to 5        Over 5
                                                     3 MONTHS        MONTHS        MONTHS          YEARS         YEARS
                                                    ---------       -------        ------          -----         -----
RATE SENSITIVE ASSETS
Loans .............................................   14,056         12,060        20,375         60,802        43,337
Securities ........................................   22,397          2,873         9,485         42,498        18,409
Federal Funds Sold ................................        0              0             0              0             0
Total Rate Sensitive Assets .......................   36,453         14,933        29,860        103,300        61,746
Cummulative Rate Sensitive Assets .................   36,453         51,386        81,246        184,546       246,292

RATE SENSITIVE LIABILITIES
Interest Bearing Checking .........................    1,473              0             0              0        13,258
Money Market Deposits .............................   27,579          1,600             0              0         8,000
Regular Savings ...................................    9,629             33           218              2        26,431
CDs and IRAs ......................................   21,976         17,562        25,599         35,045         1,601
Short-term Borrowings .............................   10,851          2,000             0          5,000         1,174
Total Rate Sensitive Liabilities ..................   71,508         21,195        25,817         40,047        50,464
Cummulative Rate Sensitive ........................  $71,508         92,703       118,520        158,567       209,031
Liabilities

Period Gap ........................................ ($35,055)       ($6,262)       $4,043        $63,253       $11,282
Cummulative Gap ...................................  (35,055)       (41,317)      (37,274)        25,979        37,261
Cummulative Rate Sensitive Assets to Liabilities..     50.98%         55.43%        68.55%        116.38%       117.83%
Cummulative Gap to Total Assets ...................   (13.14)%       (15.81)%      (14.26)%         9.94%        14.26%

The Corporation's asset/liability reporting format incorporates interest bearing demand deposits and savings deposits as rate sensitive in various time frames. This accounts for the fact that a change in interest rates will not affect the rates paid on these products as it would to products more closely tied to a market index.

As of December 31,1999, the gap analysis would indicate that net income would not be significantly influenced by small fluctuations in interest rates either up or down. However, market rates on interest bearing demand deposits and savings deposits are currently very low and management feels that it would be unlikely that these rates could be reduced significantly. Conversely, the rate sensitivity of these liabilities will increase in a rising rate environment due to market competition until rates return to pre-1992 levels (approximately 5% for savings and demand deposits). In 1999 management maintained a level of interest rate risk that was consistent with internally established acceptable level of risk.

LIQUIDITY
Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities available for sale, and maturities of earning assets of one year or less.

The Corporation's principal source of liquidity is the securities portfolio. As disclosed in Note 3 of the Consolidated Financial Statements, as of December 1999, the value of securities maturing in less than 1 year equals $3,324,502. In addition to those maturities, the Corporation receives monthly principal repayments on agencies and mortgage-backed securities. In 1999 the total was $9,274,789.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 9) illustrates the maturities of loans. Liquidity can also be managed by maintaining a capability to borrow funds. The Corporation has arranged for short-term borrowings through the FHLB and ACBB as discussed in the Short-Term Borrowing section of this report.

LOAN CONCENTRATION AND OFF BALANCE SHEET RISK
Our Bank is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments may include and involve commitments to extend credit, standby letters of credit, elements of credit, and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Commitments to extend credit are agreements to lend to the customer as long as there is no violation of any condition established in the contract. These commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire in one year or less without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Our exposure to credit loss is essentially the same for these items as that involved in extending loans to customers. We use the same credit policies in making commitments and conditional obligations as we do for on balance sheet instruments. Collateral is obtained based on management's credit assessment of the particular customer.

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

FASB AND OTHER DISCLOSURES
The following can be found under Note 1 of the Notes to Consolidated Financial
Statements:
     SFAS No. 130 Reporting Comprehensive Income
     SFAS No. 131 Segment Reporting
     SFAS No. 133 Accounting Principles Issued and Not Yet Adopted
     SFAS No. 134 Accounting for Mortgage-backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Activities
     SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities
          - Deferral of the effective date of SFAS No. 133

                              YEAR 2000 COMPLIANCE

The company adopted a Year 2000 policy to address the "Year 2000" issue concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could have produced inaccurate or unpredictable results. The Company, similar to most financial service providers, was particularly vulnerable to the potential impact of the Year 2000 issue due to the nature of financial information.

In order to address the Year 2000 issue, the company developed and implemented a five-phase compliance plan divided into the following major components:
     Awareness
     Assessment
     Renovation
     Validation & Testing
     Implementation

Financial institution regulators intensively focused upon Year 2000 exposure, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification was addressed as a key safety and soundness issue in conjunction with regulatory exams. The FFIEC highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins. The Bank is subject to supervision by the Comptroller of the Currency, which regularly conducted reviews of the safety and soundness of the Banks operations, including Year 2000.

There was no interruption of the company's business due to Year 2000.



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





ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISK



The Company is not a party to any forward contract, interest rate swap, option interest, or similar derivation instrument. The Company does not deal in foreign currency. The following table presents average interest rates that relate to assets and liabilities that are sensitive to changes in interest rates.

                                         12/31/00              12/31/01              12/31/02              12/31/03
                                         --------              --------              --------              --------
Investments .........................$18,969,571           $16,165,488            $13,197,707            $8,351,927
Average Interest Rate ...............       6.11%                 6.11%                  6.00%                 6.02%
Loans ...............................$20,306,772           $15,182,179            $11,808,565           $10,095,114
Average Interest Rate ...............       8.33%                 8.44%                  8.42%                 8.38%

Liabilities:
Deposits ............................$99,085,382           $21,869,582             $7,262,932            $3,448,473
Average Interest Rate ...............       4.68%                 4.84%                  4.90%                 4.92%

                                                            Greater than
                                       12/31/04                5 YEARS                 TOTAL             FAIR VALUE
                                       --------                -------                 -----             ----------
Assets:
Investments ......................... $6,584,189           $28,797,505            $92,066,387           $92,066,387
Average Interest Rate ...............       5.97%                 6.19%                  6.19%
Loans ............................... $9,373,321           $83,864,064           $150,630,015          $150,068,867
Average Interest Rate ...............       8.34%                 8.23%                  8.23%

Liabilities:
Deposits ............................ $2,465,291           $81,292,631           $215,424,291          $215,392,253
Average Interest Rate ...............       4.93%                 3.82%                  3.82%

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                                TABLE OF CONTENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                                                 PAGE

Independent Auditor's report                                        31

Financial statements:

     Consolidated balance sheets                                    32
     Consolidated statements of income                              33
     Consolidated statements of comprehensive income                34
     Consolidated statements of stockholders' equity                35
     Consolidated statements of cash flows                       36-37

Notes to consolidated financial statements                       38-56



                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Peoples Financial Services Corp.
and Subsidiary


         We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




February 10, 2000





PROCIAK & ASSOCIATES, L.L.C.
Wilkes-Barre, Pennsylvania

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                           December 31,           December 31,
                                                                                               1999                   1998
                                                                                               ----                   ----
ASSETS
Cash and due from banks .........................................................      $   3,372,554        $   2,083,913
Interest-bearing deposits in other banks ........................................          4,095,992            2,724,780
Investment securities available for sale ........................................         92,066,386           93,175,068

Loans ...........................................................................        152,396,398          141,282,569
   Less:  Unearned income .......................................................            (10,756)             (34,272)
          Allowance for loan losses .............................................         (1,755,629)          (1,712,657)
                                                                                       -------------        -------------
   Net loans ....................................................................        150,630,013          139,535,640

Premises and equipment ..........................................................          3,455,270            3,523,053
Accrued interest receivable .....................................................          1,995,981            1,781,561
Other assets ....................................................................          5,703,004            4,378,362
                                                                                       -------------        -------------


       Total assets .............................................................      $ 261,319,200        $ 247,202,377
                                                                                       =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Non-interest bearing .......................................................      $  25,419,318        $  24,262,777
     Interest bearing ...........................................................        190,004,973          185,618,275
                                                                                       -------------        -------------
       Total deposits ...........................................................        215,424,291          209,881,052

   Short-term borrowings ........................................................          5,850,521            4,031,975
   Long-term borrowings .........................................................         12,000,000            5,000,000
   Accrued interest payable .....................................................            717,941              702,889
   Other liabilities ............................................................            516,573              540,767
                                                                                       -------------        -------------
       Total liabilities ........................................................        234,509,326          220,156,683
                                                                                       -------------        -------------

Stockholders' equity:
   Common stock, par value $2 per share, 12,500,000 shares authorized; 2,168,218 and 2,177,576 shares issued and outstanding at December 31,
          1999 and 1998, respectively ...........................................          4,455,000            4,455,000
   Surplus ......................................................................          4,512,333            4,455,000
   Retained earnings ............................................................         20,979,861           18,322,095
   Accumulated other comprehensive income (loss) ................................         (2,086,929)             561,470
   Less:  treasury stock, at cost (59,282 and 49,924 in 1999 and 1998,
          respectively) .........................................................         (1,050,391)            (747,871)
                                                                                       -------------        -------------
        Total stockholders' equity ..............................................         26,809,874           27,045,694
                                                                                       -------------        -------------

        Total liabilities and stockholders' equity ..............................      $ 261,319,200        $ 247,202,377
                                                                                       =============        =============

                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999                 1998            1997
                                                                       ----                 ----            ----
Interest income:
   Interest and fees on loans .................................   $12,056,931           $11,447,692           $ 9,995,843
   Interest and dividends on investments:
     Taxable
                                                                    3,821,456             3,472,481             4,255,842
     Tax exempt
                                                                    1,464,074             1,486,960             1,285,145
     Dividends ................................................       126,384                89,737                60,533
   Interest on deposits in other banks ........................        39,012                45,153                34,684
   Interest on federal funds sold
                                                                      115,740                41,529                92,678
       Total interest income ..................................    17,623,597            16,583,552            15,724,725
                                                                  -----------           -----------           -----------

Interest expense:
   Interest on deposits .......................................     7,987,930             7,906,294             7,737,668
   Interest on short-term borrowings ..........................       213,595               275,041               176,390
   Interest on long-term borrowings ...........................       279,516                 9,667                   -0-
                                                                  -----------           -----------           -----------
       Total interest expense .................................     8,481,041             8,191,002             7,914,058
                                                                  -----------           -----------           -----------

       Net interest income ....................................     9,142,556             8,392,550             7,810,667
Provision for loan losses .....................................       240,000               190,000               130,000
                                                                  -----------           -----------           -----------
       Net interest income after provision
       for loan losses ........................................     8,902,566             8,202,550             7,680,667
                                                                  -----------           -----------           -----------
Other income:
   Service charges and customer service fees ..................     1,187,064             1,108,023               891,489
   Other income ...............................................        34,448                40,700                29,278
   Investment securities gains, net ...........................        85,071                47,494               217,104
                                                                  -----------           -----------           -----------
       Total other income .....................................     1,306,583             1,196,217             1,137,871
                                                                  -----------           -----------           -----------

Other expenses:
   Salaries and employee benefits .............................     2,534,316             2,395,055             2,282,412
   Occupancy expense, net .....................................       323,250               319,234               323,532
   Equipment expense ..........................................       382,862               435,631               388,857
   FDIC insurance and assessments .............................        91,789                87,683                81,410
   Professional fees and outside services .....................       196,714               190,676               192,530
   Computer service and supplies ..............................       306,090               268,294               359,024
   Taxes, other than payroll and income .......................       247,238               222,267               203,719
   Other operating expenses ...................................     1,225,514             1,170,750             1,162,176
                                                                  -----------           -----------           -----------
       Total other expense ....................................     5,307,773             5,089,590             4,993,660
                                                                  -----------           -----------           -----------

Income before taxes ...........................................     4,901,366             4,309,177             3,824,878
Provision for income tax ......................................     1,114,538               903,804               813,619
                                                                  -----------           -----------           -----------
Net income ....................................................   $ 3,786,828           $ 3,405,373           $ 3,011,259
                                                                  ===========           ===========           ===========

Earnings per share - basic ....................................   $      1.74           $      1.56           $      1.38
                                                                  ===========           ===========           ===========
Earnings per share - diluted ..................................   $      1.74           $      1.56           $      1.38





                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999                 1998                 1997
                                                                     ----                 ----                 ----
Net income ..................................................... $ 3,786,828          $ 3,405,373          $ 3,011,259
                                                                 -----------          -----------          -----------

Other comprehensive income (loss) before tax:

     Unrealized holding gains (losses) on securities
        available for sale arising during the period ...........     336,738            1,217,825
                                                                                                            (3,927,655)

     Reclassification adjustment ...............................     (47,494)            (132,343)
                                                                 -----------          -----------          -----------
                                                                                                               (85,071)

Other comprehensive income (loss) before tax ...................  (4,012,726)             289,244            1,085,482

     Federal income tax expense (benefit) ......................  (1,364,327)              98,343              369,064
                                                                 -----------          -----------          -----------

Other comprehensive income (loss), net of tax (benefit) ........  (2,648,399)             190,901              716,418
                                                                 -----------          -----------          -----------

Total comprehensive income ..................................... $ 1,138,429          $ 3,596,274          $ 3,727,677
                                                                 ===========          ===========          ===========



                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                          ACCUMULATED OTHER
                                                        COMMON                   RETAINED   COMPREHENSIVE   TREASURY
                                                        STOCK       SURPLUS      EARNINGS       INCOME        STOCK          TOTAL
                                                        -----       -------      --------        -----        -----          -----
Balance, December 31, 1996 ........................  $4,455,000    $4,455,000  $13,636,162    $(345,849)   $(486,735)   $21,713,578
Net income, 1997 ..................................                              3,011,259                                3,011,259
Cash dividends paid, 1997 ($.34 per share) ........                               (735,292)                                (735,292)
Treasury stock purchase ...........................                                                          (62,040)       (62,040)
Change in unrealized gain (loss) on securities
available for sale, net of deferred income
taxes of $369,064 .................................                                             716,418                     716,418
                                                   ------------   -----------  -----------  -----------  -----------   ------------


Balance, December 31, 1997 ........................   4,455,000     4,455,000   15,912,129      370,569     (548,775)    24,643,923
Net income, 1998 ..................................                              3,405,373                                3,405,373
Cash dividend paid, 1998 ($.46 per share) .........                               (995,407)                                (995,407)
Treasury stock purchase ...........................                                                         (199,096)      (199,096)
Change in unrealized gain (loss) on securities
available for sale, net of deferred income
taxes of $98,343 ..................................                                             190,901                     190,901
                                                   ------------   -----------  -----------  -----------  -----------   ------------

Balance, December 31, 1998 ........................   4,455,000     4,455,000   18,322,095      561,470     (747,871)    27,045,694
Net income, 1999 ..................................                              3,786,828                                3,786,828
Cash dividend paid, 1999 ($.52 per share) .........                             (1,129,062)                              (1,129,062)
Shares issued from treasury related to dividend
reinvestment plan and stock option plan ...........                    57,333                                 51,835        109,168
Treasury stock purchase ...........................                                                         (354,355)      (354,355)
Change in unrealized gain (loss) on securities
available for sale, net of deferred income
taxes of $1,364,327 ...............................                                           (2,648,399)                (2,648,399)
                                                   ------------   -----------  -----------  -----------  -----------   ------------

                                                     $4,455,000    $4,512,333  $20,979,861   $(2,086,929) $(1,050,391)  $26,809,874
                                                   ============   ===========  ===========    ===========  ===========  ============



                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                      1999            1998            1997
                                                                                      ----            ----            ----
Cash flows from operating activities:
Net income ....................................................................   $3,786,828      $3,405,373      $3,011,259
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ................................................     642,477         709,422         639,526
  Provision for loan losses ....................................................     240,000         190,000         130,000
  (Gain) loss on sale of equipment .............................................         -0-           2,520           4,229
  (Gain) loss on sale of other real estate .....................................       6,005         (20,489)          5,485
  Amortization of securities' premiums and accretion of discounts ..............     224,731         134,580         (58,454)
  Gains on sale of investment securities, net ..................................     (85,071)        (47,494)       (217,104)
  Deferred income taxes (benefit) ..............................................     (31,870)        (36,757)         21,630
  Increase in accrued interest receivable ......................................    (214,420)         (4,653)       (346,951)
  Increase in other assets .....................................................    (233,656)        (11,249)       (113,755)
  Increase in accrued interest payable .........................................      15,052          40,193          63,451
  Increase (decrease) in other liabilities .....................................     (24,194)         (5,678)        343,439
                                                                                  -----------    ------------    ------------
     Net cash provided by operating activities .................................   4,325,882       4,355,768       3,482,755
                                                                                  -----------    ------------    ------------


Cash flows from investing activities:
   Proceeds from sale of available for sale securities .........................  12,072,318       8,110,848      16,552,440
   Proceeds from maturities of available for sale securities ...................   9,016,962      15,044,682      40,404,500
   Purchase of available for sale securities ................................... (33,407,774)    (34,234,619)    (73,639,832)
   Principal payments on mortgage-backed securities ............................   9,274,789       6,255,232       2,026,089
   Net increase in loans ....................................................... (11,450,925)    (14,961,260)    (19,753,478)
   Proceeds from sale of premises and equipment ................................         -0-           2,026           2,500
   Purchase of premises and equipment ..........................................    (316,334)       (222,360)     (1,215,313)
   Proceeds from sale of other real estate .....................................     157,400          58,000          69,251
   Purchase of intangible assets ...............................................         -0-             -0-      (3,875,031)
                                                                                 -----------    ------------    ------------
           Net cash used in investing activities ............................... (14,653,564)    (19,947,451)    (39,428,874)
                                                                                 -----------    ------------    ------------

Cash flows from financing activities:
   Increase in deposits ........................................................   5,543,239      16,289,035      36,661,664
   Net increase in long-term borrowings ........................................   7,000,000       5,000,000             -0-
   Net increase (decrease) in short-term borrowings ............................   1,818,545      (5,242,859)      2,561,916
   Proceeds from sale of treasury stock ........................................     109,168             -0-             -0-
   Purchase of treasury stock...................................................    (354,355)       (199,096)        (62,040)
   Cash dividends paid .........................................................  (1,129,062)       (995,407)       (735,292)
                                                                                 ------------    ------------    ------------
           Net cash provided by financing activities ...........................  12,987,535      14,851,673      38,426,248
                                                                                 ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........................   2,659,853        (740,010)      2,480,129

Cash and cash equivalents, beginning of year ...................................   4,808,693       5,548,703       3,068,574
                                                                                 ------------    ------------    ------------
Cash and cash equivalents, end of year .........................................  $7,468,546      $4,808,693      $5,548,703
                                                                                ============    ============    ============

                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999              1998              1997
                                                                                 ----              ----              ----
Supplemental disclosures of cash paid:

   Interest paid .......................................................... $ 8,465,989       $ 8,150,809      $ 7,850,607
                                                                            ===========       ===========      ===========
   Income taxes paid ...................................................... $ 1,216,000       $   864,000      $   838,000
                                                                            ===========       ===========      ===========
Non-cash investing and financing activities:
   Transfers from loans to real estate acquired through foreclosure ....... $   233,152       $   545,253      $   163,854
                                                                            ===========       ===========      ===========
   Proceeds from sales of foreclosed real estate financed through loans ... $   116,600       $   200,000      $   108,500
                                                                            ===========       ===========      ===========
   Total increase (decrease) in unrealized gain (loss) on
     securities available for sale ........................................ $(4,012,726)      $   289,244      $(1,085,481)
                                                                            ===========       ===========      ===========































                        See notes to financial statements

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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


          NATURE OF OPERATIONS

          The Company provides a variety of financial services, through the bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting. The Bank's primary deposit products are checking accounts, savings accounts, and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses.


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

          Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 1: (Cont'd)

         INVESTMENT SECURITIES (Cont'd)

         available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value.

         Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Management determines the appropriate classification of securities at the time of purchase and re-evaluates the designations as of each balance sheet date. Equity securities include restricted investments, primarily Federal Home Loan Bank stock which is carried at cost and evaluated for impairment.


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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997
Note 1: (Cont'd)

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight line and various accelerated methods based on estimated useful lives. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.


         INTANGIBLE ASSETS

         Intangible assets are included in other assets and are being amortized over a period of fifteen years using the straight-line method. Amortization for 1999 and 1998 was $258,360.


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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

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

         The following data shows the amounts used in computing earnings per share for 1999 and 1998:


                                                  INCOME           COMMON SHARES
                                                NUMERATOR            DENOMINATOR             EPS
                                               -----------           -----------         -----------
1999
Basic EPS .....................................$3,786,828              2,170,849            $   1.74
                                                                                           =========

Dilutive effect of potential common stock:
Stock options .................................                            2,981
                                                                       ---------

Diluted EPS ...................................$3,786,828              2,173,830            $   1.74
                                               ==========             ==========            ========

1998
Basic EPS .....................................$3,405,373              2,182,804            $  1.56
                                                                                           ========

Dilutive effect of potential common stock:
Stock options .................................                            1,797
                                                                       ---------

Diluted EPS ...................................$3,405,373              2,184,601            $   1.56
                                               ==========             ==========            ========


         During 1997, there were no potential common stock equivalents. The weighted average number of shares outstanding after the effect of the 5-for-2 stock split was 2,188,281.


         ACCOUNTING FOR STOCK OPTIONS

         The Company accounts for stock-based compensation in accordance with the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This method calculates compensation expense using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company has not recognized any compensation

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 1: (Cont'd)

         ACCOUNTING FOR STOCK OPTIONS (Cont'd)
         expense under this method. The Company adopted the reporting disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company continues to account for stock-based compensation under APB opinion No. 25.


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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997
Note 1: (Cont'd)

         ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE


         During 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Statement amends SFAS 65, "Accounting for Certain Mortgage Banking Activities." Statement 65, as amended, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by nonmortgage banking enterprises. This means that such securities can be classified as held-to-maturity if they conform to the requirements of SFAS 115. The adoption of this statement had no impact on the Company's financial position or results of operations.


         ACCOUNTING PRINCIPLES ISSUED AND NOT YET ADOPTED

         In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133" was issued. This statement defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is in the process of evaluating the impact, if any, this statement will have on the Company's financial position or results of operations.


         CASH FLOWS

         For the purpose of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.


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


Note 2: RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 1999 and 1998 was $1,095,000 and $1,017,000, respectively.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 3: INVESTMENT SECURITIES

         At December 31, 1999 and 1998, the amortized cost and fair values of securities available for sale are as follows:

                                                                                GROSS         GROSS
                                                            AMORTIZED         UNREALIZED    UNREALIZED       FAIR
                                                              COST              GAIN           LOSS          VALUE
                                                              ----              ----           ----          -----
December 31, 1999
     U.S. Treasury securities ......................     $ 4,488,848     $    14,590     $       -0-     $ 4,503,438
     U.S. Government corporate and
       agency obligations ..........................      23,241,125              -0-        833,264      22,407,861
     Obligations of state and political
       subdivisions ................................      30,099,492              -0-      1,002,061      29,097,431
     Corporate debt securities .....................       7,221,929              -0-        306,826       6,915,103
     Mortgage backed securities ....................      28,412,905           1,369       1,035,821      27,378,453
     Equity securities .............................       1,764,100              -0-             -0-      1,764,100
                                                         -----------     -----------     -----------     -----------
                                                                                                         -----------
                                                         $95,228,399     $    15,959     $ 3,177,972     $92,066,386
                                                         ===========     ===========     ===========     ===========

December 31, 1998
     U.S. Treasury securities ......................     $10,476,447     $   248,399     $        -0-     $10,724,846
     U.S. Government corporate and
       agency obligations ..........................      12,244,318          55,144           1,708       12,297,754
     Obligations of state and political
       subdivisions ................................      29,490,805         739,104              -0-      30,229,909
     Corporate debt securities .....................       6,238,663          98,621              -0-       6,337,284
     Mortgage backed securities ....................      32,470,422          41,392         330,239       32,181,575
     Equity securities .............................       1,403,700              -0-             -0-       1,403,700
                                                         -----------     -----------     -----------     -----------

                                                         $92,324,355     $ 1,182,660     $   331,947      $93,175,068
                                                         ===========     ===========     ===========      ===========


         The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities have been estimated based on the contractual maturity.

                                                 AMORTIZED            FAIR
                                                   COST               VALUE
Due in one year or less ...................... $ 3,315,668        $ 3,324,502
Due after one year through five years ........  20,011,528         19,782,738
Due after five years through ten years .......  18,892,513         18,058,244
Due after ten years ..........................  51,244,590         49,136,802


Equity securities ............................   1,764,100          1,764,100
                                               -----------        -----------
                                               $95,228,399        $92,066,386

         Proceeds from sale of available for sale securities during 1999, 1998 and 1997 were $12,072,318, $8,110,848 and $16,552,440, respectively.
         Gross gains realized on these sales were $112,657, $63,459, and $238,070, respectively. Gross losses on these sales were $27,586, $15,965 and $20,966, respectively. Net unrealized gains (losses) on securities available for sale included in accumulated other comprehensive income net of tax was $(2,086,929) and $561,470 in 1999 and 1998, respectively.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997
Note 3: (Cont'd)

         Securities with a carrying value of $26,823,000 and $24,652,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.


Note 4: LOANS

         Loans are summarized as follows:

                                       1999                           1998
                                       ----                           ----
Commercial .....................  $ 16,604,167                    $ 16,525,040
Real estate ....................   116,363,918                     106,916,488
Consumer .......................    19,428,313                      17,841,041
                                  ------------                    ------------
           Total loans .........  $152,396,398                    $141,282,569
                                  ============                    ============

         A summary of the transactions in the allowance for loan losses is as follows:


                                                     1999                    1998                   1997
Balance at beginning of year .................. $ 1,712,657             $ 1,675,887             $ 1,663,806
Provision charged to operating expenses .......     240,000                 190,000                 130,000
Recoveries ....................................      44,139                  41,868                  31,253
Loan charge-offs ..............................    (241,167)               (195,098)               (149,172)
                                                -----------             -----------             -----------

Balance at end of year ........................ $ 1,755,629             $ 1,712,657             $ 1,675,887
                                                ===========             ===========             ===========


Information with respect to impaired loans as of and for the years ended December 31, 1999 and 1998 are as follows:

                                                          1999            1998
                                                          ----            ----
Loans receivable for which there is a related
  allowance for loan losses ...........................  $260,700       $572,000
                                                         ========       ========

Related allowance for loan losses .....................  $ 62,000       $142,000
                                                         ========       ========

Average recorded balance on these impaired loans ......  $263,000       $504,000
                                                         ========       ========

Interest income on these impaired loans ...............  $ 14,300       $ 33,100
                                                         ========       ========

         In addition, the Bank had other non-accrual loans of approximately $83,000 and $112,000 at December 31, 1999 and 1998, respectively, for which impairment had not been recognized. Interest income on these loans, which is recorded when received, amounted to $2,800 and $7,200 for the years ended December 31, 1999 and 1998, respectively.

         Interest income that would have been recorded under the original terms of the loan agreements amounted to $27,500 and $63,000 for the years ended December 31, 1999 and 1998, respectively.

         The Bank has no commitments to loan additional funds to borrowers with impaired or non-accrual loans.

         Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $437,455 at December 31, 1999 and $491,502 at December 31, 1998. Advances and repayments during 1999 totaled $130,231 and $184,278, respectively. These loans are made during the ordinary course of business at the Company's normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 1999 and 1998.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 5: PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 1999 and 1998 are comprised of:


                                                  1999                 1998
                                                  ----                 ----
Land ......................................  $   348,280         $   348,280

Building and improvements .................    3,551,492           3,486,097
Furniture, fixtures and equipment .........    3,084,455           2,833,692
                                             -----------         -----------
       Total ..............................    6,984,227           6,668,069
       Accumulated depreciation ...........   (3,528,957)         (3,145,016)
                                             -----------         -----------
       Net ................................  $ 3,455,270         $ 3,523,053
                                             ===========         ===========


Note 6: DEPOSITS

         The carrying amounts of deposits at December 31, 1999 and 1998 consisted of the following:

                                             1999                  1998
                                             ----                  ----
Demand - non-interest bearing ..........$ 25,418,319        $ 24,263,832
Demand - interest bearing ..............  51,909,234          55,107,402
Savings ................................  36,018,082          30,563,596
Time - $100,000 and over ...............  14,159,389          14,535,000
Time - less than $100,000 ..............  87,919,267          85,411,222
                                        ------------        ------------
                                        $215,424,291        $209,881,052
                                        ============        ============

         At December 31, 1999 the time remaining to maturity of time certificates of deposit of $100,000 or more was as follows:

                                              1999
Within 3 months ...................    $ 4,348,000
3 to 12 months ....................      6,574,000
One to three years ................      2,902,000
Over three years ..................        335,389
                                       -----------
     Total ........................    $14,159,389
                                       ===========

         Interest expense related to time deposits of $100,000 or more was $697,248 in 1999, $659,044 in 1998 and $611,961 in 1997.


Note 7: SHORT-TERM BORROWINGS

         Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 1999 and 1998:

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

  Note 7: (Cont'd)

                                                1999                                                1998
                                                  MAXIMUM                                            MAXIMUM
                              ENDING     AVERAGE     MONTH END   AVERAGE          ENDING       AVERAGE     MONTH END     AVERAGE
                             BALANCE     BALANCE      BALANCE       RATE          BALANCE      BALANCE      BALANCE         RATE
                             -------     -------      -------       ----          -------      -------      -------         ----
Federal funds
  purchased and
  securities sold
  under agreements to
  repurchase ............$ 4,403,328   $ 3,639,276   $ 6,319,172    4.45%      $ 1,742,886   $ 4,368,045   $ 7,410,570      5.16%


Federal Home Loan Bank ..    700,000       587,363     5,000,000    5.25%        2,190,000       543,101     3,000,000      5.49%

U.S. Treasury tax and
  loan notes ............    747,193       464,921     1,070,527    4.48%           99,089       488,050     1,061,765      4.90%
                            ---------   -----------   -----------    ----       -----------   -----------   -----------      ----

Total ...................$ 5,850,521   $ 4,691,560   $12,389,699    4.55%      $ 4,031,975   $ 5,399,196   $11,472,335      5.27%
                         ===========   ===========   ===========    ====       ===========   ===========   ===========      ====


         The Bank has an agreement with Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 1999 and 1998, the Bank had a maximum borrowing capacity of $97,471,000 and $87,046,000, respectively. Advances on the flexible line of credit from the FHLB at December 31, 1999 and 1998 were $700,000 and $2,190,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

         Securities sold under repurchase agreements were under the Bank's control.

         The Bank has a line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- were outstanding at December 31, 1999 and 1998, respectively. These borrowings are unsecured.


Note 8:  LONG-TERM BORROWINGS

         Long-term borrowings were comprised of three long-term borrowings from Federal Home Loan Bank (FHLB) as follows:

o A $5,000,000 term fund with a fixed rate of interest at 4.64% which matures in 2003. This note has a convertible option which allows FHLB, after two years, to change the note to an adjustable-rate advance at 3 month LIBOR plus 10 points. In that event, the Bank has the option to prepay the loan without penalty. Interest is payable monthly.

o A $2,000,000 term fund with a fixed rate of interest at 5.295% which matures in 2009. This note has a convertible option which allows FHLB, after 6 months, to change the note to an adjustable- rate advance at 3 month LIBOR plus 11 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

o A $5,000,000 term fund with a fixed rate of interest at 5.6% which matures 2004. This note has a convertible option which allows FHLB, after 3 months, to change the note to an adjustable-rate advance at 3 month LIBOR plus 11 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

         If the Bank prepays any of the above term funds, the prepayment fee applicable to the advance is equal to the present value of the difference between cash flows generated at the advance rate from the date of the prepayment until the original maturity date, and the cash flows that would have resulted from the interest rate posted by the FHLB on the date of prepayment for an advance of comparable maturity.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 8: (Cont'd)

         The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage backed securities, certain mortgage loans and a lien on FHLB stock.


Note 9: STOCK PURCHASE PLANS

         A stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees was approved by the shareholders at the annual meeting held on April 25, 1998. The plan will be administered by a committee of the Board of Directors. Under the plan, 125,000 shares of common stock (adjusted for the 5-for-2 stock split on September 15, 1998) are reserved for possible issuance, subject to future adjustment in the event of specified changes in the Company's capital structure. Under the plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. Options granted during 1999 and 1998 expire in ten years.

         A summary of transactions under this plan were as follows:



                                                   1999                          1998
                                                          WEIGHTED                     WEIGHTED
                                                          AVERAGE                      AVERAGE
                                          OPTIONS          PRICE         OPTIONS        PRICE
Outstanding, beginning of year ......... 21,060          $   22.20           -0-      $    -0-
Granted ................................  9,050              25.50        8,934         55.50
Stock split ............................     -0-                -0-      13,401         22.20
Exercised .............................. (1,750)             22.67           -0-           -0-
Forfeited ..............................   (447)             22.20       (1,275)        22.20
                                         ------            -------     ---------        -----
Outstanding, end of year ............... 27,913          $   23.24       21,060       $ 22.20
                                         ======            =======     =========        =====

         The following summarizes information about all stock options outstanding at December 31, 1999:


                                         WEIGHTED-AVERAGE
                                            REMAINING                OPTIONS
EXERCISE PRICE           NUMBER          CONTRACTUAL LIFE          EXERCISABLE

    $22.20               19,113             8.4 years                 17,324
    $25.50                8,800             9.4 years                  8,800


         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 1999:

                              AS REPORTED             PRO FORMA
Net income: ................. $ 3,786,828         $   3,739,163
                              ===========         =============

Earnings per share:

     Basic .................. $      1.74         $        1.72
                              ===========         =============

     Fully diluted .......... $      1.74         $        1.72
                              ===========         =============

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 9: (Cont'd)

         For the purposes of the pro forma calculations, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 1999:

Dividend yield ................     1.93%
Expected volatility ...........       17%
Risk-free interest rate .......     5.69%
Expected lives ................   6 years


         During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase plan. Under the plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Stockholders purchased 2,527 shares in 1999 through the Plan.


Note 10: INCOME TAXES

         The components of the provision for income tax are as follows:

                                                   1999          1998           1997
                                                   ----          ----           ----
Federal
   Currently payable .....................   $ 1,146,408    $   940,561    $   791,989
   Deferred tax (benefit) ................       (31,870)       (36,757)        21,630
                                             -----------    -----------    -----------
       Total provision for income tax.....   $ 1,114,538    $   903,804    $   813,619
                                             ===========    ===========    ===========

         The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset included in other assets in these consolidated financial statements. The components of the net deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                                   1999                 1998
                                                                   ----                 ----
Deferred tax asset:
   Allowance for loan losses .............................   $   468,711           $   454,100
   Deferred loan fees ....................................        38,601                50,670
   Deferred compensation .................................        77,474                69,797
   Unrealized loss on available for sale securities ......     1,075,085                   -0-
                                                             -----------           -----------

                                                               1,659,871               574,567
                                                             -----------           -----------

Deferred tax liability:
   Unrealized gain on available for sale securities ......           -0-              (289,242)
   Other, net
                                                                    (882)              (22,533)
                                                                                   -----------

       Total .............................................          (882)             (311,775)
                                                             -----------           -----------


Net deferred tax asset ...................................   $ 1,658,989           $   262,792
                                                             ===========           ===========

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 10: (Cont'd)

         A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31, are as follows:

                                               1999                    1998                     1997
                                               ----                    ----                     ----
Provision at statutory rate .............. $ 1,666,464             $ 1,465,120             $ 1,300,459
Tax exempt interest ......................    (618,210)               (642,312)               (561,156)
Non-deductible interest ..................      82,639                  88,540                  86,990
Other, net ...............................     (16,355)                 (7,544)                (12,674)
                                           -----------             -----------             -----------
     Net provision for income taxes ...... $ 1,114,538             $   903,804             $   813,619
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

         The following table sets forth the plan's funded status and amounts recognized in the Bank's statement of financial position at December 31, 1999 and 1998.

                                                             1999                       1998
                                                             ----                       ----
Change in benefit obligation:

Benefit obligation at beginning of year ..............  $   779,431                 $   705,991
Service cost .........................................       48,869                      43,380
Interest cost ........................................       57,369                      51,980
Actuarial gain .......................................       (6,692)                        -0-
Benefits paid ........................................      (16,288)                    (21,920)
                                                        -----------                 -----------
Benefit obligation at end of year ....................      862,689                     779,431
                                                        -----------                 -----------

Change in plan assets:

Fair value of plan assets at beginning of year .......    1,044,943                     915,027
Actual return on plan assets .........................       71,558                     151,836
Benefits paid ........................................      (16,288)                    (21,920)
                                                        -----------                 -----------
Fair value of plan assets at end of year .............    1,100,213                   1,044,943
                                                        -----------                 -----------

Funded status ........................................      237,524                     265,512
Unrecognized net actuarial loss ......................       (4,247)                    (19,666)
Unrecognized prior service cost ......................     (195,787)                   (204,906)
                                                        -----------                 -----------
Prepaid (accrued) benefit cost .......................  $    37,490                 $    40,940
                                                        ===========                 ===========

Weighted-average assumptions:
Discount rate ........................................          7.5%                        7.5%
Expected return on plan assets .......................          8.5%                        8.5%
Rate of compensation increase ........................          4.0%                        4.0%

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997
Note 11: (Cont'd)

         Net pension cost for the years ended December 31, 1999, 1998 and 1997 included the following components:


                                                   1999                 1998               1997
                                                   ----                 ----               ----
Service cost ............................... $  48,869              $  43,380              $  21,665
Interest cost ..............................    57,369                 51,981                 37,841
Expected return on plan assets .............   (87,587)              (151,837)               (66,638)
Net amortization and deferral ..............    (6,082)                (6,082)                (6,082)
Prior service cost .........................    (9,119)                (9,119)                (9,119)
Deferred gain (loss) .......................     -0-                   75,157                 (6,106)
                                             ---------              ---------              ---------
Net periodic pension cost (benefit) ........ $   3,450              $   3,480              $ (28,439)
                                             =========              =========              =========

         The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total compensation for the plan year. Shares of Bank stock owned by the plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 1999, 1998 and 1997, contributions to the plan charged to operations were $72,442, $67,931 and $65,416, respectively.

         The Bank also maintains a profit sharing plan under the provisions of
         Section 401 (k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. During 1999, 1998 and 1997, employer contributions to the plan charged to operations were $39,071, $37,499 and $34,831, respectively.

         The Bank has an agreement with its chief executive officer to establish an excess benefit retirement plan. The plan is a non-qualified Deferred Compensation Plan in which the Bank is not required to establish a reserve. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of the chief executive officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions upon the death of the officer. The cost charged to operations was $22,581, $23,304 and $15,832, for the years ended December 31, 1999,
         1998 and 1997, respectively.


Note 12: COMMITMENTS AND CONTINGENCIES

         The Bank is obligated under non-cancelable lease agreements for certain bank premises expiring in September 2028. The leases contain a renewal option and provide that the Bank pay property taxes, insurance and maintenance costs.

         The following is a schedule by years of future minimum lease payments required under this non-cancelable lease:

 YEARS ENDED DECEMBER 31
2000                             $ 17,760
2001                               17,760
2002                               17,760
2003                               18,720
2004                               21,600
2004 through 2008                                                                                                             81,000


          Total rent expense was $17,760, $13,440, and $12,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

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

          The contract or notional amounts at December 31, 1999 and 1998 were as follows:


                                               1999                          1998
                                               ----                          ----
Commitments to extend credit ............ $ 9,878,407                   $ 7,946,887
Standby letters of credit ...............     446,910                       480,105
                                          -----------                   -----------
                                          $10,325,317                   $ 8,426,992
                                          ===========                   ===========

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


Note14:  REGULATORY MATTERS

          The Company is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Company may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $5,165,000, plus an additional amount equal to the net profit for 2000, up to the date any such dividend is declared.

          Under Federal Reserve regulations, the Bank is limited as to the amount it may lend to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1999, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of capital stock and surplus.

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 14: (Cont'd)

          under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and Bank's actual capital ratios as of December 31, 1999 and 1998, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

                                                                                                              TO BE WELL
                                                                               FOR CAPITAL            CAPITALIZED UNDER PROMPT
                                                       ACTUAL               ADEQUACY PURPOSES      CORRECTIVE ACTION PROVISIONS
                                                AMOUNT        RATIO        AMOUNT       RATIO        AMOUNT          RATIO
                                                ------        -----        ------       -----        ------          -----
As of December 31, 1999:

Total capital (to risk weighted assets):
     Consolidated .............................$27,509,000    18.15%       $12,127,000    8.00%       $15,159,000     10.00%

     Peoples National Bank ....................$26,989,000    17.62%       $12,252,000    8.00%       $15,315,000     10.00%

Tier 1 capital (to risk weighted assets):
     Consolidated .............................$25,753,000    16.99%       $ 6,064,000    4.00%       $ 9,095,000      6.00%

     Peoples National Bank ....................$25,233,000    16.48%       $ 6,126,000    4.00%       $ 9,189,000      6.00%

Tier 1 capital (to average assets):
     Consolidated .............................$25,753,000    10.02%       $10,280,000    4.00%       $12,849,000      5.00%

     Peoples National Bank ....................$25,233,000     9.82%       $10,280,000    4.00%       $12,849,000      5.00%


As of December 31, 1998:

Total capital (to risk weighted assets):
     Consolidated .............................$24,790,000    18.15%       $10,927,000    8.00%       $13,658,000     10.00%

     Peoples National Bank ....................$24,367,000    17.92%       $10,879,000    8.00%       $13,599,000     10.00%

Tier 1 capital (to risk weighted assets):
     Consolidated .............................$23,083,000    16.90%       $ 5,463,000    4.00%       $ 8,195,000      6.00%

     Peoples National Bank ....................$22,667,000    16.67%       $ 5,440,000    4.00%       $ 8,160,000      6.00%

Tier 1 capital (to average assets):
     Consolidated .............................$23,083,000     9.60%       $ 9,613,000    4.00%       $12,017,000      5.00%

     Peoples National Bank ....................$22,667,000     9.43%       $ 9,613,000    4.00%       $12,017,000      5.00%

Note 15: FINANCIAL INSTRUMENTS

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 15: (Cont'd)

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

         The estimated fair values of the Company's financial instruments are as follows:

                                                         DECEMBER 31, 1999                   DECEMBER 31, 1998
                                                      CARRYING           FAIR            CARRYING          FAIR
                                                       AMOUNT            VALUE            AMOUNT           VALUE
Financial assets:
      Cash and due from banks ......................$  3,372,554   $  3,372,554       $  2,083,913   $  2,083,913
      Interest-bearing deposits in
        other banks ................................   4,095,992      4,095,992          2,724,780      2,724,780
      Investment securities ........................  92,066,386     92,066,386         93,175,068     93,175,068
      Loans, net ................................... 150,630,013    150,068,867        139,535,640    140,648,995
      Accrued interest receivable ..................   1,995,981      1,995,981          1,781,561      1,781,561

                                                           DECEMBER 31, 1999              DECEMBER 31, 1998
                                                       CARRYING           FAIR        CARRYING           FAIR
                                                        AMOUNT            VALUE         AMOUNT          VALUE
Financial liabilities
        Deposits ...................................$215,424,291   $215,392,353       $209,881,052   $210,619,877
        Short-term borrowings ......................   5,850,521      5,850,521          4,031,975      4,031,975
        Accrued interest payable ...................     717,941        702,889            702,889
                                                                                                          717,941
        Long-term borrowings .......................  12,000,000     11,949,679          5,000,000      4,738,833

         The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 16: PARENT COMPANY

          The following is financial information for Peoples Financial Services Corp. (Parent Company only):

BALANCE SHEETS
                                                           December 31,             December 31,
                                                               1999                     1998
                                                               ----                     ----
Assets:
    Cash ............................................... $    106,941              $      2,129
     Investment in bank subsidiary .....................   26,289,255                26,629,087
     Investment securities available for sale ..........      500,000                   500,000
     Accrued interest receivable .......................       21,000                    21,000
                                                         ------------              ------------
          Total assets ................................. $ 26,917,196              $ 27,152,216
                                                         ============              ============

Liabilities:
     Due to subsidiary .................................      105,722                   106,522
     Other liabilities .................................                                    -0-
                                                         ------------              ------------
                                                                1,600                       -0-
                                                         ------------              ------------
          Total liabilities ............................      107,322                   106,522
                                                         ------------              ------------

Stockholders' equity:
     Common stock ......................................    4,455,000                 4,455,000
     Surplus ...........................................    4,512,333                 4,455,000
     Retained earnings .................................   20,979,861                18,322,095
     Accumulated other comprehensive income (loss) .....   (2,086,929)                  561,470
     Less:  Treasury stock .............................   (1,050,391)                 (747,871)
                                                         ------------              ------------
          Total stockholders' equity ...................   26,809,874                27,045,694
                                                         ------------              ------------

          Total liabilities and stockholders' equity ... $ 26,917,196              $ 27,152,216
                                                         ============              ============

STATEMENTS OF INCOME
                                                            1999                  1998                 1997
                                                            ----                  ----                 ----
Dividends from bank subsidiary .......................$ 1,479,062           $ 1,595,407           $   885,292
Other income .........................................     45,000                21,000                   -0-
Other expenses .......................................     46,213                51,174                34,296
                                                      -----------           -----------           -----------

       Income before taxes and equity in
          undistributed income of subsidiary .........  1,477,849             1,565,233               850,996

Provision for income tax (benefit) ...................    (10,259)              (11,661)                 (412)
                                                      -----------           -----------           -----------


       Income before equity in undistributed
          income of subsidiary .......................  1,478,261             1,575,492               862,657

Equity in undistributed income of
   subsidiary ........................................  2,308,567             1,829,881             2,148,602
                                                      -----------           -----------           -----------

            Net income ...............................$ 3,786,828           $ 3,405,373           $ 3,011,259
                                                      ===========           ===========           ===========

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 1999, 1998 AND 1997

Note 16: (Cont'd)

STATEMENTS OF CASH FLOWS
                                                                 1999                 1998                  1997
                                                                 ----                 ----                  ----
Cash flows from operating activities:
     Net income ........................................... $ 3,786,828          $ 3,405,373          $ 3,011,259
     Adjustments to reconcile net income
       to net cash provided by operating activities:
          Undistributed earnings of subsidiary ............  (2,308,567)          (1,829,881)          (2,148,602)
          Increase (decrease) in due to subsidiary ........        (800)              40,915               22,635
          Increase in accrued interest receivable .........         -0-              (21,000)                 -0-
          Increase in other liabilities ...................       1,600                  -0-                  -0-
                                                            -----------          -----------          -----------

       Net cash provided by operating activities ..........   1,479,061            1,595,407              885,292
                                                            -----------          -----------          -----------

Cash flows from investing activities:
     Purchase of available for sale securities ............         -0-             (500,000)                 -0-
                                                            -----------          -----------          -----------

Cash flows from financing activities:
     Cash dividends paid ..................................  (1,129,062)            (995,407)            (735,292)
     Proceeds from sale of treasury stock .................     109,168                  -0-                  -0-
     Purchase of treasury stock ...........................    (354,355)            (199,096)             (62,040)
                                                            -----------          -----------          -----------

       Net cash used by financing activities ..............  (1,374,249)          (1,194,503)            (797,332)
                                                            -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents ......     104,812              (99,096)              87,960

Cash and cash equivalents, beginning of year ..............       2,129              101,225               13,265
                                                            -----------          -----------          -----------

Cash and cash equivalents, end of year .................... $   106,941          $     2,129          $   101,225
                                                            ===========          ===========          ===========

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Company's Board of Directors presently consists of 7 members. The Company's Board of Directors is divided into three classes, one-third (as nearly equal in number as possible) of whom are elected annually to serve for a term of three years.

The following information is set forth in the table entitled "Company's
Board of Directors":
     name,
     age,
     term of office,
     the principal occupations of such individuals during the past five years. The executive officers are appointed to their respective offices annually. All directors of the Company also serve as directors of PNB. Unless otherwise indicated, the principal occupation listed for a person has been the person's occupation for at least the past five years. Because a majority of persons listed served as officers or directors of PNB prior to the formation of the Company in 1986, the table indicates the earliest year a person became an officer or director for PNB or the Company.

                                                            YEAR   YEAR TERM
NAME                       AGE   POSITION ON BOARD         ELECTED  EXPIRES OCCUPATION
----                       --    -----------------         -------  ------  ----------
Carl F Pease ..............68    Chairman                    1985    2000    Retired, Susquehanna County Planning Commission
Gerald R Pennay ...........64    Vice Chairman               1985    2001    Owner, Gerald R. Pennay & Sons Auctioneers
John W. Ord ...............59    President & CEO             1969    2000    President of Peoples National Bank
Thomas F. Chamberlain .....51    Director                    1994    2001    Nationwide Insurance Agent
Jack B. Norris ............66    Director                    1985    2002    Retired Owner, B.K. Norris Distributors (Beverage)
George H. Stover, Jr ......53    Director                    1992    2002    Real Estate Appraiser
William S. Crock ..........53    Director                    1992    2000    President, W.S. Crock & Sons, Inc. (Retail Store)
Debra E. Dissinger ........45    Vice President/Secretary    N/A     N/A     Executive Vice President, Peoples National Bank

There are no family relationships among any of the executive officers or directors of the Company. Executive officers of PNB are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.


                      COMMITTEES OF THE BOARD OF DIRECTORS

The Company's Board of Directors met four times during 1999 and the Bank's Board of Directors met 12 times during 1999.

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

         The Executive Committee of the Bank met twice during 1999. It is a fixed committee comprised of the Chairman, the Vice-Chairman, the President, and one other director appointed on a yearly basis. This committee may exercise the authority of the Bank's Board to the extent permitted by law during intervals between meetings of the Board. The Executive Committee of the Bank may also be assigned other duties by the Bank's Board.

         The Compensation Committee of the Bank met one time during 1999. This committee reviews and recommends compensation policies and plans. Carl F. Pease was the Chairman of the Committee. The other Committee members were Jack M. Norris, Gerald Pennay, and Jack Ord. Mr. Ord is the current CEO and President of Peoples National Bank. While Mr. Ord was specifically excluded from any Committee discussion concerning his own compensation, he does participate in the Committee's discussion concerning other key executive's compensation.
         The Audit Committee of the Bank met four times during 1999. It supervises the compliance and internal audit program of the Bank and recommends the appointment of, and serves as the principal liaison between, the Board and the Company's independent accountants. The Audit Committee also reports to the Board on the general financial condition of the Bank.
         The Asset/Liability Committee of the Bank met 12 times during 1999.
         It monitors and helps control the Bank's risk position by recommending the allocation of funds within guidelines for rate sensitivity, time deposits, liquidity, Federal Funds borrowing, loans, investments, dividends, and tax position. The Asset/Liability Committee is responsible for developing such guidelines, guiding the Bank's investments, and coordinating the Bank's budget process.
         The Human Resources and Marketing Committee of the Bank met four times during 1999. It is responsible for sound human resources management. This Committee is also responsible for evaluation, planning and supervision of the marketing of the Bank's products and services and also oversees community relations and other public relations activities.
         The Loan Administration Committee of the Bank met four times during 1999. It assists the Bank's Board of Directors in discharging it responsibility for the lending activities of the Bank by reviewing loans, lines of credit, floor plans, and compliance. The Loan Administration Committee recommends lending authorizations and is responsible for assuring that the Bank's loan activities are carried out in accordance with loan policies. The Loan Administration
         Committee is also responsible for ensuring the adequacy of the Bank's loan loss reserve.

The Branch Committees of the Bank each met 10 times during 1999. There is a committee assigned to each branch of the Bank. These Committees are responsible for monitoring the operations, goals, and profitability of the branches.


ITEM 11  EXECUTIVE COMPENSATION


The aggregate cash compensation paid to both executive officers of the Company and the Bank for services performed during 1999 was $213,010.

The Bank has in effect a directors' and officers' liability insurance policy from the Fidelity and Deposit Company of Maryland to cover certain liabilities, losses, damages, and expenses that the Bank's Directors and Officers may incur in such capacities. Annual premiums for this policy are $5,327.

The Bank provides an automobile for its executive officers in connection with the Bank's business. The value of any resulting personal benefit is not directly related to job performance.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
This Report of the Compensation Committee covers the role of the Corporate Governance and Compensation Committee relative to the compensation program, Executive Compensation Guiding Principles, Components of the Compensation Program, and Compensation of the Chief Executive Officer

ROLE OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE
The Committee is made up of four members of the Board of Directors. Three of them are not current or former employees of the Company. The Committee sets the overall compensation principles of the Company and reviews the entire program at least annually. This includes each element described below, the measurement used to make payments of awards under the Company's incentive plans, and the overall effectiveness of the program. The committee specifically reviews and establishes the individual compensation levels for the top four members of the senior leadership team, including the Chief Executive Officer. The committee has considered the advice of an independent outside consultant in determining the appropriateness and the level of compensation.

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

         Compensation opportunity should be related to performance. That is, if Peoples National Bank's and the individual's performance are at the median of those companies with whom we compete for talent, then pay should also be at the median. Opportunity should increase proportionately if Peoples National Bank's or the individual's performance is above the median. On the other hand, if performance is at less than the median, any award payment will be at the Committee's discretion.
         Ownership of the Company's shares should be pervasive throughout the Company with each individual having a number of opportunities to own Peoples National Bank's stock. The overall intent is to encourage each employee to be, and to behave like, an owner of the business.
         As described later in this report, our compensation programs are designed to balance short- and long-term financial objectives, build shareholder value and reward for individual, team and corporate performance.
         The proportion of total pay that is at risk against individual and Company performance objectives increases with the more senior positions. For example, in 1999, approximately 18% of the President's total target pay opportunity was at risk against short- and long-term performance goals.

Survey data is compiled by an independent outside consultant to ensure that our total program is competitive. Compensation data includes 126 institutions:
         88 commercial banks or bank holding companies, 34 savings institutions,
         4 credit unions.

COMPONENTS OF THE COMPENSATION PROGRAM
The three components of the total compensation program are:
         base salary,
         short-term incentives,
         long-term incentives.

BASE SALARY
Base salaries for all officers have been set at levels that are comparable to similar positions at other companies with whom we compare for compensation purposes.

SHORT-TERM INCENTIVES
The annual bonus component of incentive compensation is designed to align executive pay with short-term (annual) performance of the Company. In 1999, the annual bonus opportunity was based on an increased corporate net income objective of 11%. Other factors may be used or added in subsequent years.

LONG-TERM INCENTIVES
         The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total base and short-term incentive compensation for the plan year.
         The Bank also maintains a profit sharing plan under the provisions of
         Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary.
         In 1998, the Company made a grant of stock options to substantially all employees. Grants for 1998 were made May 1, 1998. These options have an exercise price of $22.20 (price adjusted to reflect the Company's 5 for 2 stock split in September 1998). The option vests after five years of service and will expire ten years from the date of the grant. In 1999, the Company made a grant of stock options to key managers and department heads. Grants for 1999 were made on May 1, 1999. These options have an exercise price of $25.50. The options granted in 1999 will expire in ten years from the date of the grant.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER
In fiscal 1999, the Company's most highly compensated officer was John W. Ord, CEO and President. Mr. Ord's total compensation included 72.31% in base salary, 14.44% in short-term incentive, and 13.20% in long-term compensation.

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

BASE SALARY
The Committee increased Mr. Ord's base salary from $114,800 in 1998 to $125,000 in 1999. This increase includes an increase in Director's fees, which were $4,800 in 1998 and $5,200 in 1999.

SHORT-TERM INCENTIVES
The Committee assessed Mr. Ord's performance in determining his short-term incentive awards. The goals and objectives set forth in the strategic plan were met and additional stretch goals were achieved through the leadership efforts of Mr. Ord. The 1999 bonus paid to Mr. Ord was $25,000.

LONG-TERM INCENTIVES
The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total base and short-term incentive compensation for the plan year. In 1999, Mr. Ord's was $5,600.

The Bank also maintains a profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. Effective August 1, 1994, the Bank maintains a profit sharing plan under the provisions of Section 401 (K) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. During 1999, employer contributions to the plan charged to operations were $39,071. In 1999, Mr. Ord's was $3,600.

The Company made a grant of stock options to certain management. Grants for 1999 were made May 1, 1999. These options have an exercise price of $25.50. The option vests after five years of serve and will expire ten years from the date of the grant. A total of 500 shares were granted to Mr. Ord under the 1999 Stock Option.

                                           Individual Grants (1)

                   Number of Shares    Total Options         Exercise
                      Underlying        Granted to             Price         Expiration         Grant Date
NAME               OPTIONS GRANTED       EMPLOYEES           PER SHARE          DATE           PRESENT VALUE
----               ---------------       ---------           ---------          ----           -------------
John W. Ord ............ 500                 15%             $   25.50          5/1/09             $2,006


Peoples National Bank maintains an excess benefit plan for Mr. Ord. Under this plan, which is a non-qualified plan, Mr. Ord will receive a supplemental payment in order to provide him with an annual retirement benefit.

COMPENSATION OF DIRECTORS
Each member of the Board of Directors receives $350 for each Bank Board meeting. All committee members receive $150 for each committee meeting they attend except for Mr. Ord who is not paid for any committee meetings. The Chairman of the Board of Directors receives an additional $200 per month.

STOCK OPTIONS
On May 1, 1999, each non-employee Director received an option to purchase 500 shares of Common Stock. These options have an exercise price of $25.50. The option will expire ten years from the date of the grant.

LIFE INSURANCE
Each Director has $50,000 of split dollar life insurance with premiums paid by the Bank. The total of premiums paid in 1999 was $27,980. Under this split dollar life insurance agreement, the Company will receive an amount from the cash value or death proceeds of the policy equal to its premium advances.

HEALTH INSURANCE
Health insurance is provided to Directors under the same terms and conditions as the Employees of the Bank. The total of premiums paid in 1999 was $26,568.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
John W. Ord is the only employee serving on the Compensation Committee of the Board of Directors. Mr. Ord is excluded from any discussion concerning his own compensation.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers to file reports of holdings and transactions in Shares with the SEC. Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its Directors and executive officers with respect to the Company's 1999 fiscal year were met.


PENSION PLANS
The Bank's Pension Plan is available to Bank employees who have attained age 21, and have completed one year of service. Employees do not contribute to the plan. Each year, the bank contributes under the plan an actuarially determined amount for distribution to eligible employees at their retirement. Benefits are payable at normal retirement (age 65) and early retirement (age 55). Disability benefits are payable at age 55 with vesting at five years. The following table shows the annual retirement benefits payable at normal retirement (age 65) under the Bank's plan for a range of compensation levels and years of service. The amounts are based on an employee who became a participant in 1999 and will have the service and salary at normal retirement.

   SALARY         15             20            25           30           35
   ------         --             --            --           --           --
  $25,000       $3,000         $4,000        $5,000       $6,000       $7,000
  $50,000       $6,000         $8,000       $10,000      $12,000      $14,000
  $75,000       $9,000        $12,000       $15,000      $18,000      $21,000
 $100,000      $12,000        $16,000       $20,000      $24,000      $28,000
 $125,000      $15,000        $20,000       $25,000      $30,000      $35,000
 $150,000      $18,000        $24,000       $30,000      $36,000      $42,000

After a study and evaluation in 1999, a decision was made by the Board of Directors to terminate the defined benefit plan described above. It is expected that the termination will be completed in 2000. At that time, all the plan's assets will be allocated to eligible individuals.

PERFORMANCE GRAPH
The following graph and table compare the cumulative total shareholder return on the Corporation's Common Stock during the period of December 31, 1994, through and including December 31, 1999, with the S&P 500 Index and the NASDAQ Bank Index. The comparison assumes $100 was invested on December 31, 1994, in the Corporation's Common Stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

                                                                      Period Ending
                                    12/31/94       12/31/95     12/31/96       12/31/97      12/31/98      12/31/99
                                    --------       --------     --------       --------      --------      --------
Peoples Financial Services Corp. .....100.00        125.00        143.00        201.00        297.00        321.00
NASDAQ - Bank Index ..................100.00        149.00        197.00        329.00        327.00        314.00
S&P 500 Index ........................100.00        138.00        169.00        226.00        290.00        351.00

EXECUTIVE EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS
In February 1997, the Company entered into an employment agreement with John W. Ord, President and Chief Executive Officer of the Company. The agreement is for an initial three-year term and is renewed annually for a three-year term unless notice of non-renewal is given by either party in which case the agreement will expire at the end of the existing term.

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

In February 1997, the Company also entered into severance agreements with two other executive officers of the Company, which provided for certain severance benefits in the event the executive's employment is terminated or the executive resigns for specified reasons following a "change in control" of the Company. Under these agreements, the executive would be entitled generally to a severance benefit equal to 2.0 times the executive's average annual compensation for the five years preceding the year of termination. No benefits are payable under these agreements in the event the executive's employment is terminated for "cause" or in the event the executive's employment is terminated for any reason prior to a "change in control." The specified reasons for termination under these agreements are substantially similar to the events of "good reason" contained in Mr. Ord's agreement. In June 1999, one of the two executive officers resigned his position with the Bank.

Some of the Directors and Officers of the Company, and the companies with which they are associated, are customers of, and during 1999 had banking transactions with, the Bank in the ordinary course of the Bank's business, and intend to do so in the future. All loans and commitments to loan included in such transactions were made under substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank's management, do not involve more than the normal risk of collection or present other unfavorable features.



ITEM 12  SHARE OWNERSHIP OF MANAGEMENT AND DIRECTORS


The following table sets forth information concerning the beneficial ownership of the Company's Common Shares as of 12/31/99, for each incumbent Director and each of the nominees for Director; the two most highly compensated executive officers who are not also Directors; and the Directors and executive officers as a group. Except as otherwise noted, the named individuals or family members had sole voting and investment power with respect to such securities.

                                 Number of        percentage of
   NAME                          SHARES OWNED     SHARES OWNED
   ----                          ------------     ------------
Carl F Pease ....................... 31,277         1.44%         (1)
Gerald R Pennay .................... 21,624         1.00%         (2)
John W. Ord ........................ 48,778         2.25%         (3)
Thomas F. Chamberlain ..............  5,627         0.26%         (4)
Jack B. Norris .....................  9,445         0.43%         (5)
George H. Stover, Jr ............... 50,297         2.32%         (6)
William S. Crock ...................  4,175         0.19%         (7)
Debra E. Dissinger .................  8,188         0.38%         (8)
Russell Shurtleff ..................  6,581         0.30%         (9)

TOTAL ..............................185,992         8.58%

(1)      Includes stock option grants of 1,125 shares.  All other shares are held jointly with spouse.
(2)      Includes stock option grants of 1,125 shares.  Includes 10,137 shares held jointly with spouse.
(3)      Includes stock option grants of 1,750 shares.  Includes shares owned by the trustee of the Company's Employee Stock
         Ownership Plan ("ESOP") which have been allocated to Mr. Ord's account.All other shares are held jointly with spouse.
(4)      Includes stock option grants of 1,125 shares. Includes 678 shares held jointly with spouse.
(5)      Includes stock option grants of 1,125 shares. All other shares are held jointly with spouse.
(6)      Includes stock option grants of 1,125 shares. Includes 24,586 shares owned by spouse.
(7)      Includes stock option grants of 1,125 shares All other shares are held jointly with spouse.
(8)      Includes stock option grants of 1,125 shares. Includes shares owned by the trustee of the Company's ESOP which have been allocated to Ms. Dissinger's account. All  other shares are held jointly with spouse.
(9)      Includes stock option grants of 300 shares.  Includes 251 shares held jointly with spouse.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain directors and officers of the Company or PNB, and their respective associates, were customers of and had transactions with PNB in the ordinary course of business during the Company's fiscal year ended December 31, 1999. Similar transactions may be expected to take place in the future. Such transactions included deposit products and extensions of credit in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectibility or present other unfavorable features.

                                     PART 1V

ITEM 14  EXHIBITS AND REPORTS ON FORM 8-K


Financial Statement Schedules can be found under Item 8 of this report.

         The Corporation filed a Form 8-K on February 9, 1999. A press release dated February 9, 1999 concerning information about earnings and cash dividends was incorporated as Exhibit 99.1.
         The Corporation filed a Form 8-K on April 15, 1999. A press release dated April 16, 1999 concerning information about first quarter results was incorporated as Exhibit 99.1.
         The Corporation filed a Form 8-K on May 5, 1999. A press release dated May 5, 1999 concerning information about a dividend increase was incorporated as Exhibit 99.2.
         The Corporation filed a Form 8-K on July 22, 1999. A press release dated July 22, 1999 concerning information about financial figures for the first half was incorporated as Exhibit 99.3.
         The Corporation filed a Form 8-K on October 27, 1999. A press release dated October 27, 1999 concerning information about the third quarter financial results was incorporated as Exhibit 99.4.

         The Corporation filed a Form S-3 on July 30, 1999.

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



By/s/    John W. Ord
         John W. Ord, President and Chief Executive Officer

         Debra E. Dissinger
         Debra E. Dissinger, Executive Vice President

         Frederick J. Malloy
         Frederick  J. Malloy, Accounting Officer

         Carl F. Pease
         Carl F. Pease Chairman, Board of Directors

         Jack M. Norris
         Jack M. Norris, Member, Board of Directors

         Gerald R. Pennay
         Gerald R. Pennay, Member, Board of Directors


         George H. Stover, Jr.
         George H. Stover, Jr., Member, Board of Directors