Form 10-Q
period 2000-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2000-05-08
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of March 31, 2000

COMMON STOCK ($2 Par Value)                                   2,172,029
---------------------------                          --------------------------
(Title of Class)                                         (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                    Contents


PART I.           FINANCIAL INFORMATION.                               Page No.
                                                                       --------

         Item 1.           Financial Statements.

                           Consolidated Statement of Financial
                         Condition as of March 31, 2000
                           (Unaudited) and March 31, 1999.                   3

                           Consolidated Statement of Income
                           (Unaudited) for the Three Month Period
                           Ended March 31, 2000 and 1999.                    4

                           Consolidated Statement of Comprehensive
                           Income (Unaudited) for the Three Month
                           Period Ended March 31, 2000 and 1999.             5

                           Consolidated Statement of Shareholders'
                           Equity (Unaudited) for the Three Month
                           Period Ended March 31, 2000 and 1999.             6

                           Consolidated Statement of Cash Flows
                           (Unaudited) for the Three Month Period
                           Ended March 31, 2000 and 1999.                    7

                           Notes to Consolidated Statements.                 8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.    9

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risks.                              13

PART II.          OTHER INFORMATION                                         14

         Item 6.           Exhibits and Reports on Form 8-K.                15

PART I
Item 1
                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                  CONSLOIDATED STATEMENT OF FINANCIAL CONDITION
                        March 31, 2000 and March 31, 1999
                                   (UNAUDITED)

(in thousands)

ASSETS:                                                 March 2000 December 1999
Cash Due from Banks ................................         2,724         3,373
Interest Bearing Deposits with Other Banks .........         3,696         4,096
Federal Funds Sold .................................             0             0
Securities Available for Sale ......................        93,495        92,066
Loans, Net of Unearned Discount ....................       157,657       152,396
Less:  Unearned Income .............................            -9           -11
Allowance for Loan Loss ............................        -1,791        -1,755
Loans, Net .........................................       155,857       150,630
Bank Premises and Equipment, Net ...................         3,469         3,455
Accrued Interest Receivable ........................         1,797         1,996
Other Assets .......................................         5,804         5,703
TOTAL Assets .......................................       266,842       261,319
LIABILITIES
Deposits, Non-Interest Bearing .....................        26,631        25,419
Deposits, Interest Bearing .........................       193,355       190,005
Total Deposits .....................................       219,986       215,424
Accrued Interest Payable ...........................           690           718
Borrowed Funds .....................................        17,922        17,850
Other Liabilities ..................................           760           517
TOTAL Liabilities ..................................       239,358       234,509
SHAREHOLDERS' EQUITY
Common Stock * .....................................         4,455         4,455
Surplus ............................................         4,526         4,512
Treasury Stock at Cost .............................        -1,036        -1,050
Undivided Profit ...................................        21,551        20,980
Accumulated Other Comprehensive Income .............        -2,012        -2,087
TOTAL Shareholders' Equity .........................        27,484        26,810
TOTAL LIABILITIES CAPITAL ..........................       266,842       261,319

Common Stock, par value $2 per share, 12,500,000 shares authorized; 2,172,029 and 2,167,968 shares issued and outstanding at March 31, 2000 and 1999 respectively.



                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSLOIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

(in thousands)
                                                               March       March
INTEREST INCOME:                                                2000        1999
Interest and Fees on Loans .............................       3,201       2,913
Interest Investments, Taxable ..........................       1,033         892
           Tax Exempt ..................................         378         374
           Dividends ...................................          21          20
Interest on Federal Funds Sold .........................           2          10
Interest on Deposits of Other Banks ....................          23          -1
TOTAL Interest Income ..................................       4,658       4,208
Interest on Deposits ...................................       2,103       1,952
Interest on Borrowed Funds .............................         231         116
Interest Expense .......................................       2,334       2,068
Net Interest Income ....................................       2,324       2,140
Provision for Loan Losses ..............................          60          60
Net Interest Income, after Loan Loss Provision .........       2,264       2,080

OTHER INCOME:
Service Charges and Fees ...............................         260         244
Gains on Security Sales ................................           2           6
Other Operating Income .................................          70          31
TOTAL Other Income .....................................         332         281

OTHER EXPENSES:
Salaries and Benefits ..................................         724         643
Occupancy Expenses .....................................          87          83
Furniture and Equipment Expense ........................          92          91
FDIC Insurance and Assessments .........................          29          23
Professional Fees and Outside Services .................          41          40
Computer Services and Supplies .........................          82          79
Taxes, Other Than Payroll and Income ...................          65          58
Other Operating Expenses ...............................         307         281
Total Non-Interest Expense .............................       1,427       1,298
Income Before Income Taxes .............................       1,169       1,063
Provision for Income Taxes .............................         273         212
Net Income .............................................         896         851
Net Income Per Share, Basic ............................       0.412       0.390
Net Income Per Share, Diluted ..........................       0.412       0.390


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSLOIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

(in thousands)
                                                      March               March
                                                      2000                1999
Net Income ..............................................         896        851
Other Comp Income (loss) before tax
Unrealized Holding Gains/Losses on Securities ...........         114       -502
Less: Reclassification Adjustment .......................           2          6
Other Comp Income (loss) before tax .....................         112       -508
Federal Income Tax Expense (benefit) ....................          38       -173
Other Comp Income (loss) before tax .....................          74       -335
TOTAL Comp Income .......................................         970        516






                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSLOIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHE ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

(in thousands)

                                                                                  Accumulated
                                                                                     Other
                                                   Common    Surplus   Undivided Comprehensive  Treasury       Total
                                                    Stock                 Profit    Income        Stock
 Balance, December 31, 1998 ....................    4,455      4,455      18,322        562        -748       27,046
Net Income 1998 for the three months ...........        0          0         851          0           0          851
 ended March 31, 1999
Cash Dividends Paid, 1999 ......................        0          0        -261          0           0         -261
Treasury Stock Purchase ........................        0          0           0          0         -78          -78
Change in unrealized gain/loss on securities
available for sale, net of deferred income taxes        0          0           0       -335           0         -335
 Balance, March 31, 1999 .......................    4,455      4,455      18,912        227        -826       27,223

 Balance, December 31, 1999 ....................    4,455      4,512      20,980     -2,087      -1,050       26,810
Net Income 2000 for the three months............        0          0         896          0           0          896
 ended March 31, 1999
Cash Dividends Paid, 2000 ......................        0          0        -325          0           0         -326
Treasury Stock Purchase ........................        0          0           0          0           0            0
Shares issued from treasury
 related to DRIP and Stock Option Plan .........        0         14           0          0          14           28
Change in unrealized gain/loss on securities
available for sale, net of deferred income taxes        0          0           0         74           0           74
 Balance, March 31, 2000 .......................    4,455      4,526      21,551     -2,013      -1,036       27,484




                        See notes to financial statements

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
                      CONSLOIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

(in thousands)
                                                                                   Mar            Mar
Cash Flows from Operating Activities                                              2000           1999
Net Income ...................................................................     896            851
Adjustments:     Depreciation and amortization................................     150            154
                 Provision for Loan Losses ...................................      60             60
                 Gain/Loss on sale of equipment ..............................       2              0
                 Gain/loss on sale of other real estate ......................       0              0
Amortization of securities' premiums and accretion of discounts ..............      28             63
Gains on sales of investment securities, NET .................................      -2             -6
Deferred Income Tax (benefit) ................................................       0              0
Increase in accrued interest receivable ......................................     199            108
Increase/Decrease in other assets ............................................    -267           -257
Increase/Decrease in accrues interest payable ................................     -28            -33
Increase/Decrease in other liabilities .......................................     243            248
Net cash provided by operating activities ....................................   1,281          1,188
Cash Flows from investing activities
Proceeds from sale of available for sale securities ..........................     945          2,006
Proceeds from maturities of available for sale securities ....................     295          3,975
Purchase of available for sale securities ....................................  -3,330         -6,579
Principal payments on mortgage-backed securities .............................     742          4,135
Net increase in loans ........................................................  -5,228         -3,767
Proceeds from sale of premises and equipment .................................       2              0
Purchase of premises and equipment ...........................................     -93            -78
Proceeds from sale of other real estate ......................................       0             43
Purchase of intangible assets ................................................       0              0
Net cash used in investing activities ........................................  -6,667           -265
Cash flows from financing activities
Cash dividends paid ..........................................................    -325           -262
Increase in deposits .........................................................   4,562          1,626
Net Increase/Decrease in long-term borrowing .................................       0              0
Net Increase/Decrease in short-term borrowing ................................      72         -1,491
Purchase of treasury stock ...................................................      28             78
Net cash provided by financing activities ....................................   4,337           -205
Net Increase/Decrease in cash/cash equivalents ...............................  -1,049            718
Cash and cash equivalents, beginning of year .................................   7,469          4,809
Cash and cash equivalents,end of year ........................................   6,420          5,527
Supplemental disclosures of cash paid
Interest Paid ................................................................   2,334          2,101
Income Taxes Paid ............................................................       0             10
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure ......................       8            185
Proceeds from sales of foreclosed real estate ................................       0              0
TOTAL Increase/Decrease in unrealized gain/loss on securities avail for sale..     112           -508


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                   NOTES TO CONSLOIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         In the opinion of management, the accompanying consolidated financial statements for the three-month period ended March 31, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2000, is not necessarily the result to be expected for the full year.

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



Accounting Principles Issued and Not Yet Adopted In June 1999
SFAS No. 137

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


FINANCIAL CONDITION

Cash and Cash Equivalents:

         At March 31, 2000, cash, federal funds sold, and deposits with other banks totaled $6.420 million; a decrease of $1.049 million compared to $5.527 million at March 31, 1999.

         Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due.


Investments:

         Investments totaled $93.495million on March 31, 2000; increasing $4.43 million as compared to March 31, 1999, total of $89.073 million. This is an increase of 4.96%

         The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

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

Total borrowings at March 31, 2000, were $17.922 million as compared to $7.541 million on March 31, 1999, showing an increase of $10.39 million. Term borrowings are term funds from the FHLB under various notes. There was a note taken March 17, 2000, in the amount of $5,000,000 with a fixed interest rate of 6.40%. The note has a final maturity date of September 18, 2000. This note replaces a note for the same amount that matured on March 17, 2000.



Loans:

         The Bank's loan volume has continued to be steady through the first quarter of 2000. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.


         On March 31, 2000, net loans totaled $155.858 million as compared to $143.058 million on March 31, 1999 showing an increase of $12.80 million in the past year. The loan to deposit ratio was 71% on March 31, 2000, as compared to 68% on March 31, 1999. During the first quarter of 2000 net loans grew $5.225 million.



Deposits:
         Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at March 31, 2000, were $219.986 million as compared to $211.507 million at March 31, 1999. This is an increase in deposits of $8.479million or 4.01%. Although we are not the highest payer for deposits in our market area, our deposit growth has remained steady.



Capital:
         The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of March 31, 2000, regulatory capital to total assets was 9.99% as compared to 9.51% on March 31, 1999.

         The Corporation has complied with the standards of capital adequacy mandated by the banking regulator. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 16.57% and the total capital ratio to total risk weighted assets ratio is 17.71%. The Corporation is deemed to be well-capitalized under regulatory standards.



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

The following table sets forth the Bank's interest rate sensitivity as of March 31, 2000.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                 March 31, 2000
(in thousands)

                                                       Maturity or Repricing In:
RATE SENSITIVE ASSETS                   3 Months 3-6 Months 6-12 Months  1-5 Years  Over 5 Years
Loans ................................    19,522     11,419      17,319     63,283        46,105
Securities ...........................    20,106      8,639       9,168     38,839        20,439
Federal Funds Sold ...................         0          0           0          0             0
Total Rate ...........................    39,628     20,058      26,487    102,122        66,544
Cummulative Rate .....................    39,628     59,686      86,173    188,295       254,839
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ............     1,561          0           0          0        14,050
Money Market Deposits ................    24,877      1,527           0          0         7,632
Regular Savings ......................    14,756         28         503          2        26,414
CDs and IRAs .........................    22,132     16,860      23,781     37,675         1,556
Short-term Borrowings ................     5,922          0           0          0         1,168
Long-term Borrowings .................     2,000      5,000           0      5,000             0
Total Rate Sensitive Liabilities .....    71,248     23,415      24,284     42,677        50,820
Cummulative Rate Sensitive Liabilities    71,248     94,663     118,947    161,624       212,444

Period Gap ...........................   -31,620     -3,357       2,203     59,445        15,724
Cummulative Gap ......................   -31,620    -34,977     -32,774     26,671        42,395
Cummulative RSA to RSL ...............     55.62%     63.05%      72.45%    116.50%       119.96%
Cummulative Gap to Total Assets ......    -11.85%   -13.11%      -12.28%     10.00%        15.89%


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


RESULTS OF OPERATIONS

Net Interest Income:

         Net interest income after loan loss provision increased by $184 thousand or 8.8% for the three-months and quarter ended March 31, 2000, as compared to the same periods in 1999. Earning assets increased $17.221 million or 7.4% for March 31, 2000, as compared to March 31, 1999.


Interest Income:

         Interest and fees on loans for the three-months and quarter ended March 31, 2000 totaled $3.201million, reflecting increases of $288 thousand or 9.9% over the comparable periods in 1999. The loan portfolio grew $12.8 million from a total of $143.058 million in March 1999 to $155.858 million in March 2000 which is an increase of 8.9%.

         Interest on investments for the three-months and the quarter ended March 31, 2000, totaled $1.457 million which reflects increases of $162 thousand or 12.5% over the comparable period in 1999. The investment portfolio has increased by $4.422 million over the March 1999 total of $89.073 million which is an increase of 4.9%.


Interest Expense:

         Interest expense for the three-months and the quarter ended March 31, 2000, totaled $2.334 million compared to $2.068 million in 1999, reflecting an increase of $266 thousand or 12.9% over the comparable period in 1999.


Provision for Loan Loss:


         The provision for loan loss for the first quarter ending March 31, 2000 showed no increase from the corresponding period in 1999.

         First quarter 2000 charge-offs totaled $3,984 while net charge-offs totaled $1,498 as compared to $86,625 and $ 79,735 respectively for the same three months period in 1999.

         Senior management utilizes detailed analysis of the loan portfolio monthly to determine loan loss reserve adequacy. The process considers all "problem loans" including classified, criticized and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored monthly. This list is reviewed on a monthly basis by the Board of Directors. The Bank has not had nor presently has any foreign loans. In addition, the Bank does not have any concentrations of credit. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.

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


Other Income:

         Other income increased $51 thousand when comparing the first quarter 2000 to the first quarter 1999. Service Charge Fee Income is up $16 thousand for the three months. Gains and losses on security sales are $4 thousand less this year when comparing 1999 to 2000. Other operating income is up $39 thousand over the first quarter of 1999 due to T.H.E. commissions on investment sales of $22 thousand in 2000 and $0 in first quarter 1999. In this category, there is also a $5 thousand increase over 2000 from 1999 because of the new Private Business products fee income.


Other Operating Expenses:

         Non-Interest expense went up by $129 thousand during the first quarter of 2000 as compared to the first quarter of 1999. Postage costs have gone up by $8 thousand for the first quarter of 2000 compared to the first quarter of 1999. Forms supplies have gone up $5 thousand over last year. ATM expenses have gone up $7 thousand. FDIC insurance costs have gone up $7 thousand. Losses on bad checks have increased by $5 thousand. Taxes have increased $7 thousand over the first quarter of 1999.

         Employee salaries, the largest component of non-interest, increased $81 thousand for the first quarter of 2000 compared to the first quarter of 1999. The increase is due to the addition of several new positions as well as pay increases in salaries and benefits for employees.

Income Tax Provision:

The income tax provision was $273 thousand and $212 thousand for the three-month periods ended March 31, 2000 and March 31, 1999 respectively.


Year 2000 Compliance:

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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits
                  27 Financial Data Schedule

(b)      Reports on Form 8K
                  January 27, 2000

(c)      Other Events
                  Press Release of Peoples Financial Services Corp. dated January 27, 2000, previously submitted as Exhibit 99.001

                  Exhibits required by Item 601 of Regulation S-K that have previously been filed are as follows:
                       (3.1) Articles of Incorporation of Peoples Financial Services Corp.
                       (3.2) By laws of Peoples Financial Service Corp. as amended in the 10-Q filed August 16, 1999
                       (10.1)    Agreement dated January 14, 1997, between John
                                 W. Ord and Peoples Financial Services Corp.
                       (10.2) Excess Benefit Plan dated January 14, 1992, for John W. Ord.
                       (10.4) Termination Agreement dated January 1, 1997, between Debra E.Dissinger and Peoples Financial Services Corp.
                       (21)      Subsidiaries of Peoples Financial Services
                                 Corp.
                       (23)      Consent of Independent Auditors

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEOPLES FINANCIAL SERVICES CORP



By/s/    Debra E. Dissinger
         Debra E. Dissinger
         Vice President Operations