Form 10-Q
period 2000-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2000-08-08
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of June 30, 2000

COMMON STOCK ($2 Par Value)                                   2,156,808
---------------------------                          --------------------------
(Title of Class)                                         (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                       For the Quarter Ended June 30, 2000

                                    Contents


PART I.           FINANCIAL INFORMATION.                               Page No.
                                                                       --------

         Item 1.           Financial Statements.

                           Consolidated Statement of Financial
                           Condition as of June 30, 2000
                           (Unaudited) and December 30, 1999.                3

                           Consolidated Statement of Income
                           (Unaudited) for the Six Month Period
                           Ended June 30, 2000 and 1999.                     4

                           Consolidated Statement of Comprehensive
                           Income (Unaudited) for the Six Month
                           Period Ended June 30, 2000 and 1999.              5

                           Consolidated Statement of Shareholders'
                           Equity (Unaudited) for the Six Month
                           Period Ended June 30, 2000 and 1999.              6

                           Consolidated Statement of Cash Flows
                           (Unaudited) for the Six Month Period
                           Ended June 30, 2000 and 1999.                     7

                           Notes to Consolidated Statements.                 8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.    9

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risks.                              17

PART II.          OTHER INFORMATION                                         18

         Item 6.           Exhibits and Reports on Form 8-K.                18

PART I
Item 1
                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                        June 30, 2000 and December 31, 1999
                                   (UNAUDITED)

(in thousands)

ASSETS:                                          June 1999  June 2000   Dec 1999
Cash Due from Banks ...........................      2,531      2,654      3,373
Interest Bearing Deposits with Other Banks ....      4,721      4,293      4,096
Federal Funds Sold ............................          0      1,070          0
Securities Available for Sale .................     92,642     97,569     92,066
Loans .........................................    142,503    162,463    152,396
Less:  Unearned Income ........................        -20         -7        -11
Allowance for Loan Loss .......................     -1,707     -1,824     -1,755
Loans, Net ....................................    140,776    160,632    150,630
Bank Premises and Equipment, Net ..............      3,502      3,399      3,455
Accrued Interest Receivable ...................      1,826      2,110      1,996
Other Assets ..................................      5,165      5,954      5,703
TOTAL Assets ..................................    251,163    277,681    261,319
LIABILITIES
Deposits, Non-Interest Bearing ................     25,317     32,269     25,419
Deposits, Interest Bearing ....................    189,764    194,347    190,005
Total Deposits ................................    215,081    226,616    215,424
Accrued Interest Payable ......................        657        658        718
Borrowed Funds ................................      8,286     22,005     17,850
Other Liabilities .............................        504        735        517
TOTAL Liabilities .............................    224,528    250,014    234,509
SHAREHOLDERS' EQUITY
Common Stock * ................................      4,455      4,455      4,455
Surplus .......................................      4,465      4,570      4,512
Treasury Stock at Cost ........................       -905     -1,496     -1,050
Undivided Profit ..............................     19,523     22,170     20,980
Accumulated Other Comprehensive Income ........       -903     -2,032     -2,087
TOTAL Shareholders' Equity ....................     26,635     27,667     26,810
TOTAL LIABILITIES CAPITAL .....................    251,163    277,681    261,319

Common Stock, par value $2 per share, 12,500,000 shares authorized; 2,156,808 and 2,171,966 shares issued and outstanding at June 30, 2000 and 1999 respectively.



                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

 (in thousands)

                                                  6 Months Ended       3 Months Ended
                                                  30-Jun  30-Jun       30-Jun  30-Jun
INTEREST INCOME:                                    2000    1999         2000    1999
Interest and Fees on Loans .....................   6,562   5,861        3,361   2,948
Interest Investments, Taxable ..................   2,096   1,794        1,063     902
           Tax Exempt ..........................     789     733          411     359
           Dividends ...........................      43      39           22      19
Interest on Federal Funds Sold .................      20      56           18      46
Interest on Deposits of Other Banks ............      40       0           17       1
TOTAL Interest Income ..........................   9,550   8,483        4,892   4,275
Interest on Deposits ...........................   4,341   3,916        2,238   1,964
Interest on Borrowed Funds .....................     530     197          299      81
Interest Expense ...............................   4,871   4,113        2,537   2,045
Net Interest Income ............................   4,679   4,370        2,355   2,230
Provision for Loan Losses ......................     120     120           60      60
Net Interest Income, after Loan Loss Provision .   4,559   4,250        2,295   2,170
OTHER INCOME:
Service Charges and Fees .......................     588     489          328     245
Gains on Security Sales ........................       0      63           -2      57
Other Operating Income .........................      85      73           15      42
TOTAL Other Income .............................     673     625          341     344
OTHER EXPENSES:
Salaries and Benefits ..........................   1,408   1,295          684     652
Occupancy Expenses .............................     167     159           80      76
Furniture and Equipment Expense ................     180     182           88      91
FDIC Insurance and Assessments .................      57      46           28      23
Professional Fees and Outside Services .........      96      91           55      51
Computer Services and Supplies .................     164     161           82      82
Taxes, Other Than Payroll and Income ...........     129     120           64      62
Other Operating Expenses .......................     627     595          320     314
Total Non-Interest Expense .....................   2,828   2,649        1,401   1,351
Income Before Income Taxes .....................   2,404   2,226        1,235   1,163
Provision for Income Taxes .....................     563     478          290     266
Net Income .....................................   1,841   1,748          945     897
Net Income Per Share, Basic ....................   0.848   0.803            0       0
Net Income Per Share, Diluted ..................   0.848   0.803            0       0



                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       Six Months Ended        Three Months Ended
                                                        June         June      June         June
                                                        2000         1999      2000         1999
Net Income .....................................       1,841        1,748       945          897
Other Comp Income (loss) before tax
Unrealized Holding Gains/Losses on Securities ..          83       -2,282       -32       -1,780
Less: Reclassification Adjustment ..............           0          -63         2          -69
Other Comp Income (loss) before tax ............          83       -2,219       -30       -1,711
Federal Income Tax Expense (benefit) ...........          28          754       -10          927
Other Comp Income (loss) before tax ............          55       -1,465       -40         -784
TOTAL Comp Income ..............................       1,896          283       905          113


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE SIX MONTHE ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
 (in thousands)

                                                                                                    Accumulated
                                                                                                          Other
                                                                  Common     Surplus    Undivided Comprehensive  Treasury      Total
                                                                   Stock                   Profit        Income     Stock
  Balance, December 31, 1998 ..................................    4,455       4,455       18,322           562      -748     27,046
Net Income 1999 for the six months ended June 30, 1999 ........        0           0        1,748             0         0      1,748
Cash Dividends Paid, 1999 .....................................        0           0         -547             0         0       -547
Treasury Stock Purchase .......................................        0          10            0             0      -157       -147
Change in unrealized gain/loss on securities available for sale
 net of deferred income taxes .................................        0           0            0        -1,465         0     -1,465
 Balance, June 30, 1999 .......................................    4,455       4,465       19,523          -903      -905     26,635

 Balance, December 31, 1999 ...................................    4,455       4,512       20,980        -2,087    -1,050     26,810
Net Income 2000 ...............................................        0           0        1,841             0         0      1,841
Cash Dividends Paid, 2000 .....................................        0           0         -651             0         0       -651
Treasury Stock Purchase .......................................        0           0            0             0      -494       -494
Shares issued from treasury
 related to DRIP and Stock
 Option Plan ..................................................        0          58            0             0        48        106
Change in unrealized gain/loss on securities
available for sale,
net of deferred income taxes ..................................        0           0            0            55        55
 Balance, June 30, 2000 .......................................    4,455       4,570       22,170        -2,032    -1,496     27,667

                        See notes to financial statements

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

(in thousands)

                                                                                 June     June
                                                                                 2000     1999
Cash Flows from Operating Activities
Net Income .................................................................    1,841    1,748
Adjustments:Depreciation and amortization ..................................      301      310
  Provision for Loan Losses ................................................      120      120
  Gain/Loss on sale of equipment ...........................................       -4        0
  Gain/loss on sale of other real estate ...................................        0       27
Amortization of securities' premiums and accretion of discounts ............       51      132
Gains on sales of investment securities, NET ...............................        0      -63
Deferred Income Tax (benefit) ..............................................        0        0
Increase in accrued interest receivable ....................................     -114      -44
Increase/Decrease in other assets ..........................................     -455     -165
Increase/Decrease in accrued interest payable ..............................      -60      -46
Increase/Decrease in other liabilities .....................................      218      -37
Net cash provided by operating activities ..................................    1,898    1,982
Cash Flows from investing activities
Proceeds from sale of available for sale securities ........................    1,945    4,514
Proceeds from maturities of available for sale securities ..................    1,883    6,257
Purchase of available for sale securities ..................................  -11,004  -19,074
Principal payments on mortgage-backed securities ...........................    1,702    6,548
Net increase in loans ......................................................   -9,998   -1,597
Proceeds from sale of premises and equipment ...............................        4        0
Purchase of premises and equipment .........................................     -111     -160
Proceeds from sale of other real estate ....................................        0      213
Purchase of intangible assets ..............................................        0        0
Net cash used in investing activities ......................................   -15,579  -3,299
Cash flows from financing activities
Cash dividends paid ........................................................     -651     -547
Increase in deposits .......................................................   11,192    5,200
Net Increase/Decrease in long-term borrowing ...............................    5,500        0
Net Increase/Decrease in short-term borrowing ..............................   -1,345     -746
Purchase of treasury stock .................................................     -467     -147
Net cash provided by financing activities ..................................   14,229    3,760
Net Increase/Decrease in cash/cash equivalents .............................      548    2,443
Cash and cash equivalents, beginning of year ...............................    7,469    4,809
Cash and cash equivalents,end of year ......................................    8,017    7,252
Supplemental disclosures of cash paid
Interest Paid ..............................................................    4,871    4,159
Income Taxes Paid ..........................................................      563      478
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure ....................        0      237
Proceeds from sales of foreclosed real estate ..............................        0        0
TOTAL Increase/Decrease in unrealized gain/loss on securities avail for sale       83    2,219


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

         In the opinion of management, the accompanying consolidated financial statements for the six-month period ended June 30, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the six-month period ended June 30, 2000, is not necessarily the result to be expected for the full year.

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

FINANCIAL CONDITION

Cash and Cash Equivalents:

         At June 30, 2000, cash, federal funds sold, and deposits with other banks totaled $8.017 million; an increase of $548 thousand compared to $57.469 million at June 30, 1999.

         Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due.


Investments:

         Investments totaled $97.569 million on June 30, 2000; increasing $5.503 million as compared to June 30, 1999, total of $92.066 million. This is an increase of 6%

         The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

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

Total borrowings at June 30, 2000, were $22.005 million as compared to $17.850 million on June 30, 1999, showing an increase of $4.155 million. Term borrowings are term funds from the FHLB under various notes. The following notes are still outstanding:

Issue Date           Maturity     Interest Rate                Amount

11/16/98             11/17/03             4.64%            $5,000,000
03/17/00             09/18/00             6.40%            $5,000,000
05/02-00             05/03/10             6.37%            $5,000,000
05/18/00             05/18/05             7.03%            $2,500,000

Loans:

         The Bank's loan volume has continued to be steady through the second quarter of 2000. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.


         On June 30, 2000, net loans totaled $162.463 million as compared to $152.396 million on June 30, 1999 showing an increase of $10.067 million in the past year. The loan to deposit ratio was 70.8% on June 30, 2000, as compared to 65.4% on June 30, 1999. During the second quarter of 2000 net loans grew $6.606 million as compared to $5.225 million in the first quarter of 2000..



Deposits:
         Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at June 30, 2000, were $226.616 million as compared to $215.081 million at June 30, 1999. This is an increase in deposits of $811.535 million or 5.36%. Although we are not the highest payer for deposits in our market area, our deposit growth has remained steady. Deposits for the first quarter 2000 increased $4.572 million or 21.2% and the second quarter increased another $6.63 million, making the cummulative growth over the last six months $11.192 million or 5.19% in the year.

Capital:
         The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of June 30, 2000, regulatory capital to total assets was 9.77% as compared to 9.51% on June 30, 1999.

         The Corporation has complied with the standards of capital adequacy mandated by the banking regulator. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 15.87% and the total capital ratio to total risk weighted assets ratio is 16.97%. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The following table sets forth the Bank's interest rate sensitivity as of June 30, 2000.

                       INTEREST RATE SENSITIVITY ANALYSIS
                                  June 30, 2000
 (in thousands)


                                                      Maturity or Repricing In:
RATE SENSITIVE ASSETS                   3 Months   3-6 Months  6-12 Months    1-5 Years Over 5 Years
Loans ................................    19,299       10,537       22,593       63,091       46,934
Securities ...........................    26,681        5,176        9,074       38,657       22,274
Federal Funds Sold ...................     1,070            0            0            0            0
Total Rate Sensitive Assets ..........    47,050       15,713       31,667      101,748       69,208
Cummulative Rate Sensitive Assets ....    47,050       62,763       94,430      196,178      265,386
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ............     6,264            0            0            0       12,294
Money Market Deposits ................    25,153        1,473            0            0        7,363
Regular Savings ......................    17,982          566           20            1       26,301
CDs and IRAs .........................    21,845       15,400       24,772       37,878        1,933
Short-term Borrowings ................     4,505            0            0            0        1,211
Long-term Borrowings .................     5,000            0        7,500        5,000            0
Total Rate Sensitive Liabilities .....    80,749       17,439       32,292       42,879       49,102
Cummulative Rate Sensitive Liabilities    80,749       98,188      130,480      173,359      222,461

Period Gap ...........................   -33,699       -1,726         -625       58,869       20,106
Cummulative Gap ......................   -33,699      -35,425      -36,050       22,819       42,925
Cummulative RSA to RSL ...............     58.26%       63.92%       72.37%      113.16%      119.29%
Cummulative Gap to Total Assets ......    -12.16%      -12.78%      -13.01%        8.23%       15.49%

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

RESULTS OF OPERATIONS

Net Interest Income:

         Net interest income after loan loss provision increased by $309 thousand or 7.27% for the six months ended June 30, 2000, as compared to the same period in 1999. Earning assets increased $16.772 million or 6.80% for June 30, 2000, as compared to December 31, 1999 and $25.425 million from June 1999 to June 2000, a 10.68% increase. Rising interest rates caused deposit costs and borrowing costs to increase and loan investment income has not increased as quickly. The result is a smaller margin.


Interest Income:

         Interest and fees on loans for the six-months and quarter ended June 31, 2000 totaled $6.562 million, reflecting increases of $701 thousand or 11.96% over the comparable periods in 1999. The loan portfolio grew $19.856 million from a total of $140.776 million in June 1999 to $160.632 million in June 2000 which is an increase of 14.10%.

         Interest on investments for the six-months and the quarter ended June 30, 2000, totaled $2.988 million which reflects increases of $366 thousand or 13.96% over the comparable period in 1999. The investment portfolio has increased by $4.927 million over the June 1999 total of $92.642 million which is an increase of 5.32%. The higher income percentage growth over the portfolio growth is a by-product of a higher interest rate environment.

Interest Expense:

         Interest expense for the six-months and the quarter ended June 30, 2000, totaled $4.871 million compared to $4.113 million in 1999, reflecting an increase of $758 thousand or 18.43% over the comparable period in 1999.

Provision for Loan Loss:

         The provision for loan loss for the Second quarter ending June 30, 2000 showed no increase from the corresponding period in 1999.

         Second quarter 2000 charge-offs totaled $77,337 while net charge-offs totaled $51,753 as compared to $145,272 and $125,868 respectively for the same six months period in 1999.

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

Other Income:

         Other income increased $48 thousand when comparing the first six months of 2000 to the first six months of 1999. Service Charge Fee Income is up $99 thousand for the six months. Gains and losses on security sales are $63 thousand less this year when comparing 1999 to 2000. Other operating income is up $12 thousand over the first six months of 1999. T.H.E. commissions on investment and Private Business products are contributing to other income.


Other Operating Expenses:

         Non-Interest expense went up by $179 thousand during the first six months of 2000 as compared to the first six months of 1999. Postage costs have gone up by $9.348 thousand for the first two quarters of 2000 compared to the first two quarters of 1999. Forms supplies have gone up $9.850 thousand over last year. ATM expenses have gone up $13.667 thousand. FDIC insurance costs have gone up $11.497 thousand. Losses on bad checks have increased by $4.671 thousand. Taxes have increased $4.468 thousand over the Second quarter of 1999.

         Employee salaries, the largest component of non-interest, increased $112.708 thousand for the second quarter of 2000 compared to the second quarter of 1999. The increase is due to the addition of several new positions as well as pay increases in salaries and benefits for employees.


Income Tax Provision:

The income tax provision was $563 thousand and $748 thousand for the six-month periods ended June 30, 2000 and June 30, 1999 respectively.

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


ANNUAL MEETING

The Corporation held its Annual Shareholders' Meeting on April 29, 2000, at 10:30 a.m. at the Montrose Bible Conference. John Hovan, Associate Board Member, was the moderator. John W. Ord spoke about the overall performance of the Bank during the past year. Wayne Whipple spoke on the new sales efforts. He was followed by Debbie Dissinger who told about the operational side of the Bank and Joe Ferretti from Loan Administration. Carl Pease, Jon Ord, and Russell Shurtleff were elected to the Board.

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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits
                  27 Financial Data Schedule

(b)      Reports on Form 8K
                           July 18, 2000
                           May 5, 2000
                           January 27, 2000

(c)      Other Events
                           Press Release of Peoples Financial Services Corp.
                  dated July 18, 2000, previously submitted as Exhibit 99.003

                           Press Release of Peoples Financial Services Corp.
                  dated May 5, 2000, previously submitted as Exhibit 99.002

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