Form 10-Q
period 2000-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2000-11-14
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of September 30, 2000

COMMON STOCK ($2 Par Value)                                   2,156,808
---------------------------                          --------------------------
(Title of Class)                                         (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                      For the Quarter Ended September 30, 2000

                                    Contents


PART I.           FINANCIAL INFORMATION.                               Page No.
                                                                       --------

         Item 1.           Financial Statements.

                           Consolidated Statement of Financial
                           Condition as of September 30, 2000
                           (Unaudited) and December 31, 1999.                4

                           Consolidated Statement of Income
                           (Unaudited) for the Nine Month Period
                           Ended September 30, 2000 and 1999.                5

                           Consolidated Statement of Comprehensive
                           Income (Unaudited) for the Nine Month
                           Period Ended September 30, 2000 and 1999.         6

                           Consolidated Statement of Shareholders'
                           Equity (Unaudited) for the Nine Month
                           Period Ended September 30, 2000 and 1999.         7

                           Consolidated Statement of Cash Flows
                           (Unaudited) for the Nine Month Period
                           Ended September 30, 2000 and 1999.                8

                           Notes to Consolidated Statements.                 9

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.   10

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risks.                              14

PART II.          OTHER INFORMATION                                         15

         Item 6.           Exhibits and Reports on Form 8-K.                15

PART I
Item 1
                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                        September 30, 2000 and December 31, 1999
                                   (UNAUDITED)

(in thousands)


ASSETS:                                           Sep 1999   Sep 2000   Dec 1999
Cash Due from Banks ...........................      2,958      4,869      3,373
Interest Bearing Deposits with Other Banks ....      5,196      2,100      4,096
Federal Funds Sold ............................        120        945          0
Securities Available for Sale .................     94,609     96,834     92,066
Loans .........................................    147,428    167,989    152,396
Less:  Unearned Income ........................        -13         -6        -11
Allowance for Loan Loss .......................     -1,750     -1,871     -1,755
Loans, Net ....................................    145,665    166,112    150,630
Bank Premises and Equipment, Net ..............      3,483      3,421      3,455
Accrued Interest Receivable ...................      1,788      2,158      1,996
Other Assets ..................................      5,744      5,373      5,703
TOTAL Assets ..................................    259,563    281,812    261,319
LIABILITIES
Deposits, Non-Interest Bearing ................     26,775     26,837     25,419
Deposits, Interest Bearing ....................    195,296    202,565    190,005
Total Deposits ................................    222,071    229,402    215,424
Accrued Interest Payable ......................        672        757        718
Borrowed Funds ................................      9,620     22,130     17,850
Other Liabilities .............................        525        563        517
TOTAL Liabilities .............................    232,888    252,852    234,509
SHAREHOLDERS' EQUITY
Common Stock * ................................      4,455      4,455      4,455
Surplus .......................................      4,471      4,570      4,512
Treasury Stock at Cost ........................     -1,084     -1,496     -1,050
Undivided Profit ..............................     20,305     22,861     20,980
Accumulated Other Comprehensive Income ........     -1,472     -1,430     -2,087
TOTAL Shareholders' Equity ....................     26,675     28,960     26,810
TOTAL LIABILITIES CAPITAL .....................    259,563    281,812    261,319

[FN]
Common Stock, par value $2 per share, 12,500,000 shares authorized; 2,156,808 and 2,165,441 shares issued and outstanding at September 30, 2000 and 1999 respectively.


                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

 (in thousands)

                                                 9 Months Ended    3 Months Ended
                                                      30-Sep            30-Sep
INTEREST INCOME:                                   2000     1999     2000     1999
Interest and Fees on Loans ...................   10,105    8,864    3,543    2,948
Interest Investments, Taxable ................    3,295    2,810    1,199      902
           Tax Exempt ........................    1,107    1,090      318      359
           Dividends .........................       66       59       23       19
Interest on Federal Funds Sold ...............       44      112       24       46
Interest on Deposits of Other Banks ..........       73        9       33        1
TOTAL Interest Income ........................   14,690   12,944    5,140    4,275
Interest on Deposits .........................    6,903    5,936    2,562    1,964
Interest on Borrowed Funds ...................      722      299      192       81
Interest Expense .............................    7,625    6,235    2,754    2,045
Net Interest Income ..........................    7,065    6,709    2,386    2,230
Provision for Loan Losses ....................      180      180       60       60
Net Interest Income, after Loan Loss Provision    6,885    6,529    2,326    2,170
OTHER INCOME:
Service Charges and Fees .....................      883      751      295      245
Gains on Security Sales ......................       12      104       12       57
Other Operating Income .......................      152      150       67       42
TOTAL Other Income ...........................    1,047    1,005      374      344
OTHER EXPENSES:
Salaries and Benefits ........................    2,049    1,841      641      652
Occupancy Expenses ...........................      251      232       84       76
Furniture and Equipment Expense ..............      273      271       93       91
FDIC Insurance and Assessments ...............       86       69       29       23
Professional Fees and Outside Services .......      150      141       54       51
Computer Services and Supplies ...............      264      235      100       82
Taxes, Other Than Payroll and Income .........      192      182       63       62
Other Operating Expenses .....................      918      896      291      314
Total Non-Interest Expense ...................    4,183    3,867    1,355    1,351
Income Before Income Taxes ...................    3,749    3,667    1,345    1,163
Provision for Income Taxes ...................      871      855      308      266
Net Income ...................................    2,878    2,812    1,037      897
Net Income Per Share, Basic ..................    1.320    1.300
Net Income Per Share, Diluted ................    1.320    1.300




                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                   9 Months        3 Months
                                                     Ended           Ended
                                                      Sept            Sept
                                                 2000     1999    2000    1999
Net Income ..................................   2,878    2,812   1,037   1,064
Other Comp Income (loss) before tax
Unrealized Holding Gains/Losses on Securities   1,007   -3,082     924    -800
Less: Reclassification Adjustment ...........      12      104      12     167
Other Comp Income (loss) before tax .........     995   -2,978     912    -759
Federal Income Tax Expense (benefit) ........    -338    1,013    -310     259
Other Comp Income (loss) before tax .........     657   -1,965     602    -500
TOTAL Comp Income ...........................   3,535      847   1,639     564





                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE NINE MONTHE ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
 (in thousands)

                                                                                                   Accumulated
                                                                                                      Other
                                                                  Common     Surplus   Undivided  Comprehensive Treasury       Total
                                                                   Stock                  Profit      Income       Stock
 Balance, December 31, 1998 ...................................    4,455       4,455      18,322         562        -748      27,046
Net Income 1999 for the nine months ended September 30, 1999 ..        0           0       2,812           0           0       2,812
Cash Dividends Paid, 1999 .....................................        0           0        -829           0           0        -829
Treasury Stock Purchase .......................................        0          16           0           0        -336        -320
Change in unrealized gain/loss on securities available for sale
 net of deferred income taxes .................................        0           0           0      -2,034           0      -2,034
 Balance, September 30, 1999 ..................................    4,455       4,471      20,305      -1,472      -1,084      26,675

 Balance, December 31, 1999 ...................................    4,455       4,512      20,980      -2,087      -1,050      26,810
Net Income 2000 ...............................................        0           0       2,878           0           0       2,878
Cash Dividends Paid, 2000 .....................................        0           0        -997           0           0        -997
Treasury Stock Purchase .......................................        0           0           0           0        -494        -494
Shares issued from treasury
 related to DRIP and Stock
 Option Plan ..................................................        0          58           0           0          48         106
Change in unrealized gain/loss on securities
available for sale,
net of deferred income taxes ..................................        0           0           0         657         657
 Balance, Spetember 30, 2000 ..................................    4,455       4,570      22,861      -1,430      -1,496      28,960


                        See notes to financial statements

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)
(in thousands)

                                                                                     Sept           Sept
                                                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .....................................................................    2,878           2,812
Adjustments:Depreciation and amortization ......................................      454             466
     Provision for Loan Losses .................................................      180             180
     Gain/Loss on sale of equipment ............................................       -4               0
     Gain/loss on sale of other real estate ....................................        0              24
Amortization of securities' premiums and accretion of discounts ................       66             180
Gains on sales of investment securities, NET ...................................      -12            -104
Deferred Income Tax (benefit) ..................................................        0               0
Increase in accrued interest receivable ........................................     -162              -7
Increase/Decrease in other assets ..............................................     -714            -547
Increase/Decrease in accrued interest payable ..................................       39             -31
Increase/Decrease in other liabilities .........................................        8             -16
Net cash provided by operating activities ......................................    2,733           2,957
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities ............................    7,845           9,909
Proceeds from maturities of available for sale securities ......................    2,988           8,942
Purchase of available for sale securities ......................................  -18,197         -31,573
Principal payments on mortgage-backed securities ...............................    2,522           8,130
Purchase of Fed Funds Sold .....................................................      945            -120
Net increase in loans ..........................................................  -15,482          -6,546
Proceeds from sale of premises and equipment ...................................        4               0
Purchase of premises and equipment .............................................     -161            -232
Proceeds from sale of other real estate ........................................        8             249
Purchase of intangible assets ..................................................        0               0
Net cash used in investing activities ..........................................  -19,528         -11,241
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid ............................................................     -996            -829
Increase in deposits ...........................................................   13,978          12,190
Net Increase/Decrease in long-term borrowing ...................................    5,000               0
Net Increase/Decrease in short-term borrowing ..................................   -1,220             588
Purchase of treasury stock .....................................................     -467            -320
Net cash provided by financing activities ......................................   16,295          11,629
Net Increase/Decrease in cash/cash equivalents .................................     -500           3,345
Cash and cash equivalents, beginning of year ...................................    7,469           4,809
Cash and cash equivalents,end of year ..........................................    6,969           8,154
SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest Paid ..................................................................    7,625           6,266
Income Taxes Paid ..............................................................      874             858
NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to real estate through foreclosure ........................       44             237
Proceeds from sales of foreclosed real estate ..................................        8               0
Total Increase/Decrease in unrealized gain/loss on securities available for sale      995          -3,082

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

         In the opinion of management, the accompanying consolidated financial statements for the nine-month period ended September 30, 2000 and 1999 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the nine-month period ended September 30, 2000, is not necessarily the result to be expected for the full year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS


SFAS No. 137

During 2000, the Company adopted "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133". This statement defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this statement had no impact on the Company's financial position or results of operations.

SFAS No. 140

In September of 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" - a replacement of FASB Statement No. 125, was issued. This Statement replaces FASB No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishements of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.
Management is in the process of evaluating the impact, if any, this Statement will have on the Company's financial position or results of operations.




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





FINANCIAL CONDITION

Cash and Cash Equivalents:

         At September 30, 2000, cash, federal funds sold, and deposits with other banks totaled $7.914 million; a decrease of $360 thousand compared to $8.274 million at September 30, 1999.

         Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. These sources of funds will enable the Corporation to meet cash obligations as they come due.


Investments:

         Investments totaled $96.834 million on September 30, 2000;increasing $2.225 million as compared to September 30, 1999, total of $94.609 million. This is an increase of 2.35%

         The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

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

     Total borrowings at September 30, 2000, were $22.130 million as compared to $9.620 million on September 30, 1999, showing an increase of $12.510 million. The large increase over last year is due to the Management's decision to use borrowed funds as opposed to customer deposits. This is due to the current rising rate environment and the competitive pricing strategies for customer deposits in the marketplace. Borrowed funds totaled $17.850 million as of December 31, 1999, and $22.005 million as of June 30, 2000. Term borrowings are term funds from the FHLB under various notes. The following notes are still outstanding as of September 30, 2000:

         Issue Date        Maturity         Interest Rate     Amount
         11/16/98          11/17/03         4.64%             $5,000,000
         05/02-00          05/03/10         6.37%             $5,000,000
         05/18/00          05/18/05         7.03%             $2,500,000
         09/22/00          09/22/00         6.10%             $5,000,000

Loans:

         The Bank's loan volume has continued to be steady through the third quarter of 2000. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.


         On September 30, 2000, net loans totaled $166.112 million as compared to $145.665 million on September 30, 1999 showing an increase of $20.447 million in the past year. The loan to deposit ratio was 73.22% on September 30, 2000, as compared to 66.37% on September 30, 1999. During the third quarter of 2000 net loans grew $5.480 million as compared to $4.775 million in growth during the third quarter of 2000.



Deposits:
         Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at September 30, 2000, were $229.402 million as compared to $222.071 million at September 30, 1999. This is an increase in deposits of $7.331 million or
3.3%. Although our strategy has not been keyed on the highest payer for deposits in our market area, our deposit growth has remained steady. Deposits for the second quarter 2000 increased $6.630 million or 3.0% and the third quarter increased another $2.786 million.



Capital:
         The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2000, regulatory capital to total assets was 9.75% as compared to 9.64% on September 30, 1999.

         The Corporation has complied with the standards of capital adequacy mandated by the banking regulator. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 15.67% and the total capital ratio to total risk weighted assets ratio is 16.75%. The Corporation is deemed to be well-capitalized under regulatory standards.

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



The following table sets forth the Bank's interest rate sensitivity as of September 30, 2000.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               September 30, 2000
 (in thousands)

                                                        Maturity or Repricing In:
                                        3 Months   3-6 Months  6-12 Months    1-5 Years Over 5 Years
RATE SENSITIVE ASSETS
Loans ................................    18,262        8,402       27,069       65,804       48,446
Securities ...........................    20,451        9,787       10,537       36,349       21,810
Federal Funds Sold ...................       945            0            0            0            0
Total Rate Sensitive Assets ..........    39,658       18,189       37,606      102,153       70,256
Cummulative Rate Sensitive Assets ....    39,658       57,847       95,453      197,606      267,862
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ............     8,821            0            0            0       12,352
Money Market Deposits ................    24,848        1,377            0            0        6,884
Regular Savings ......................    21,424           21           26            1       25,325
CDs and IRAs .........................    18,735       14,054       29,628       37,191        1,879
Short-term Borrowings ................     4,630            0            0            0            0
Long-term Borrowings .................     5,000            0        7,500        5,000            0
Total Rate Sensitive Liabilities .....    83,458       15,452       37,154       42,192       46,440
Cummulative Rate Sensitive Liabilities    83,458       98,910      136,064      178,256      224,696

Period Gap ...........................   -43,800        2,737          452       59,961       23,816
Cummulative Gap ......................   -43,800      -41,063      -40,611       19,350       43,166
Cummulative RSA to RSL ...............     47.52%       58.48%       70.15%      110.86%      119.21%
Cummulative Gap to Total Assets ......    -15.54%      -14.57%      -14.41%        6.87%       15.32%

         The following assumptions are used for our model. Non-interest bearing categories are shown to reprice 10% of balances in the "within 3 months" period (all repricing within the first month) and the remaining balances in the last period. NOW accounts and regular savings accounts also reprice 10% of balances in the "within 3 months" and the remaining balances in the last period. Management can change these rates, but such changes are infrequent and incrementally small. History has shown a strong core deposit relationship in these accounts and little or no run-off if rates change in these products. Repayment for principal on mortgage backed securities are projected by expected cash flows as evidenced by recent history. Repayment of principal for loan categories is projected at expected maturity (amortization) for fixed rate products and the next repricing date for variable rate products.

RESULTS OF OPERATIONS

Net Interest Income:

         Net interest income after loan loss provision increased by $356 thousand or 5.3% for the nine months ended September 30, 2000, as compared to the same period in 1999. Earning assets increased $19.199 million or 7.78% for September 30, 2000, as compared to December 31, 1999, and $20.401 million from September 1999 to September 2000, an 8.31% increase. Interest earning liabilities increased $19.779 million or 9.6% in the first nine months of 2000 as compared to the first nine months of 1999. Rising interest rates caused deposit costs and borrowing costs to increase and loan investment income has not increased as quickly. The result is a smaller margin.


Interest Income:

         Interest  and fees on  loans  for the  nine-months  and  quarter  ended
September 30, 2000 totaled $10.105 million, reflecting increases of $1.241 thousand or 14.0% over the comparable periods in 1999. The loan portfolio grew $20.561 million from a total of $147.428 million in September 1999 to $167.989 million in September 2000 which is an increase of 13.95%.

         Interest on investments for the nine-months and the quarter ended September 30, 2000, totaled $4.585 million which reflects increases of $505 thousand or 12.38% over the comparable period in 1999. The investment portfolio has increased by $2.225 million over the September 1999 total of $94.609 million which is an increase of 2.35%. The higher income percentage growth over the portfolio growth is a by-product of a higher interest rate environment.


Interest Expense:

         Interest expense for the nine-months and the quarter ended September 30, 2000, totaled $7.625 million compared to $6.235 million in 1999, reflecting an increase of $1.390 million or 22.29% over the comparable period in 1999.


Provision for Loan Loss:

         The provision for loan loss for the third quarter ending September 30, 2000 showed no increase from the corresponding period in 1999.

         Third quarter 2000 charge-offs totaled $98,999 while net charge-offs totaled $64,932 as compared to $179,799 and $142,631 respectively for the same nine months period in 1999.

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


Other Income:

         Other income increased $42 thousand when comparing the first nine months of 2000 to the first nine months of 1999. Service Charges and Fee Income is up $132 thousand for the nine months. Gains and losses on security sales are $92 thousand less this year when comparing 1999 to 2000. Other operating income is up $2 thousand over the first nine months of 1999.

Other Operating Expenses:

     Non-Interest expense went up by $316 thousand during the first nine months of 2000 as compared to the first nine months of 1999. Legal and Professional Fees have gone up by $9 thousand for the first three quarters of 2000 as compared to the first three quarters of 1999. Forms and supplies have gone up $5 thousand over last year. ATM expenses have gone up $24 thousand. FDIC insurance costs have gone up $18 thousand. Losses on bad checks have increased by $6 thousand. Taxes have increased $5 thousand over the third quarter of 1999.

         Employee salaries, the largest component of non-interest, increased $204 thousand for the third quarter of 2000 compared to the third quarter of 1999. The increase is due to additions in staff, pay increases, and increases in health care benefits.


Income Tax Provision:

The income tax provision was $871 thousand and $855 thousand for the nine-month periods ended September 30, 2000 and September 30, 1999 respectively.


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

Financial institution regulators intensively focused upon Year 2000 exposure, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification was addressed as a key safety and soundness issue in conjunction with regulatory exams. The FFIEC highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins. The Bank is subject to supervision by the Office of the Comptroller of the Currency, which regularly conducted reviews of the safety and soundness of the Banks operations, including Year 2000.

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