Form 10-K
period 2000-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2001-03-29
CIK 1056943

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year
                            ended December 31, 2000

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

                                   2,149,835
             (Number of shares outstanding as of December 31, 2000)

TABLE OF CONTENTS


Part I

    Item 1   Business..................................................  3-12
    Item 2   Properties................................................  13
    Item 3   Legal Proceedings.........................................  13
    Item 4   Submission of Matters to a Vote of Security Holders.......  13

Part II

    Item 5   Market for Registrant's Common Equity and
             Related Stockholder Matters...............................  14
    Item 6   Selected Financial Data...................................  15
    Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operation........................15-32
    Item 7A Quantitative and Qualitative Disclosure About Market Risk..  33
    Item 8   Financial Statements and Supplementary Data...............  34
             Independent Auditor's Report..............................  34
             Consolidated Balance Sheets...............................  35
             Consolidated Statements of Income.........................  36
             Consolidated Statements of Comprehensive Income...........  37
             Consolidated Statements of Stockholders' Equity...........  38
             Consolidated Statements of Cash Flows.....................39-40
             Notes to Consolidated Financial Statements................41-59
    Item 9   Changes and Disagreements with Accountants on Accounting

             and Financial Disclosure..................................  60


Part III

    Item 10  Directors and Executive Officers..........................  60
    Item 11  Executive Compensation....................................  60
    Item 12  Share Ownership of Management and Directors...............  60
    Item 13  Certain Relationships and Related Transactions............  60


Part IV

    Item 14  Exhibits and Reports on Form 8-K..........................  61

PART 1

ITEM 1   BUSINESS

BRIEF HISTORY

Peoples Financial Services Corp. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank of Susquehanna County ("PNB" or the "Bank"). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form PNB. PNB is currently in its 95th year of operation.

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

Enforcement actions may include:
         the appointment of a conservator or receiver,
         the issuance of a cease and desist order,
         the termination of deposit insurance,
         the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties, the issuance of directives to increase capital,
         the issuance of formal and informal  agreements,
         the  removal of or  restrictions on  directors, officers, employee and
         institution-affiliated   parties,  and
         the enforcement of any such mechanisms through restraining orders or any other court actions.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act has made major changes in the way that the financial services industry has been organized. By eliminating obsolete distinctions between different types of financial institutions and allowing them to merge, the bill enables one company to meet all of its consumers' financial needs. It allows banks and securities firms to own the other. Over the past two decades, the products offered by banks and securities firms have gradually come to resemble each other. Both types of firms offer checking accounts in which idle balances are invested in stocks or bonds and credit cards. The new Act repeals portions of the 1933 Glass-Steagall Act (P.L. 48-162) that prohibit banks and securities firms from owning each other. This Act also protects consumer privacy by allowing customers to know how confidential information will be treated. Instead of hoping a financial services company will treat their personal data as confidential, consumers will receive an explicit disclosure of how such information will be used by the firm. The stated policy must specify how and under what circumstances confidential information, that is not available from other public sources, would be disclosed among the firm's affiliates and other firms. Customers who object to any portion of this policy would be able to take their business to another firm. This Act also allows consumers to control how their personal information is shared. Customers have the explicit right to prohibit financial services companies from sharing their personal confidential information with other non-affiliated firms. Once a consumer makes that decision, financial companies would be prohibited from violating their instructions. Anyone attempting to obtain this information fraudulently by pretending to be the consumer or any similar action could be sent to a federal prison for up to five years.

The goal of this Act is to ensure that the interest of consumers are protected, both by assuring that their personal information is safeguarded and by giving financial institutions the flexibility to serve their needs.

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

FDICIA           (Federal Deposit Insurance Corporation Improvement Act of 1991)
In December 1991, Congress enacted FDICIA which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:
        publicly  available annual financial  condition and management  reports
        for   financial   institutions,   including   audits   by   independent
        accountants,
        the establishment of uniform accounting standards by federal banking agencies, the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, additional grounds  for  the  appointment  of  a  conservator  or
        receiver,   and
        restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.
        "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity
        accounts  of  consolidated   subsidiaries,   less  goodwill  and  other
        intangibles,  subject to certain exceptions.
        "Tier 2",or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, PNB's ratio of Tier 1 capital to risk-weighted assets stood at 15.90% and its ratio of total capital to risk- weighted assets stood at 16.99%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2000, The Company's leverage capital ratio was 10.04%.

Failure  to  meet  applicable   capital   guidelines  could  subject  a  banking
organization to a variety of enforcement actions including:
        limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to under capitalized institutions

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of PNB to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Company.

Interest Rate Risk

In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. PNB has internal IRR models that are used to measure and monitor IRR. In addition, an outside source also assesses IRR using its model on a quarterly basis. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Company does not expect the IRR evaluation in the agencies' capital guidelines to result in significant changes in capital requirements for PNB.

FDIC Insurance Assessments

As a FDIC member institution, PNB's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF")that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The PNB assessment for 2000 was $44,063. These figures can be compared to FDIC assessments in 1999 of $24,307 and in 1998 of $23,500.

Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2000 was $.0230 for each $100 of BIF deposits.

Community Reinvestment Act

The Community Reinvestment Act of 1977, (the CRA) is designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based on twelve assessment factors.

The CRA regulations were completely revised as of July 1, 1995, (the revised CRA regulation) to establish new performance-based standards for use in examining for compliance. This revised CRA regulation established new tests for evaluating both small and large depository institutions. A small bank is defined as one that has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets.

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

Monetary Policy

The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are:
        open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits.

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

Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or to the Scranton, Pennsylvania, area. The southern part of Susquehanna County tends to gravitate south for both employment and shopping while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Wyoming County is home to a Proctor & Gamble manufacturing facility. This is an economic stimulus to Wyoming County and the surrounding areas.

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

The commercial  loans offered by PNB include:
         commercial real estate loans,
         working  capital,
         equipment and other commercial  loans,
         construction loans,
         SBA guaranteed loans,
         and agricultural loans.

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

Risk with respect to PNB's commercial  lending  activities  involves:
        payment risk,
        interest rate risk,
        or collateral risk.

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

The general good economy allowed good growth in loans that ended 2000 up 13.03% from year-end 1999. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

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

Deposit Activities

 PNB also offers a full range of deposit and personal banking services insured by the FDIC, including commercial checking and small business checking products, cash management services, retirement accounts such as Individual Retirement Accounts ("IRA"), retail deposit services such as certificates of deposit, money market accounts, saving accounts, a variety of checking account products, automated teller machines ("ATM's"), point of sale and other electronic services such as automated clearing house ("ACH") originations, and other personal miscellaneous services. These miscellaneous services would include:
         safe deposit boxes,
         night depository services,
         traveler's checks,
         merchant credit cards,
         direct deposit of payroll and other checks,
         U.S. Savings Bonds,
         official bank checks, and
         money orders.
The principal sources of funds for PNB are core deposits that include demand deposits, interest bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. These deposits are solicited from individuals, businesses, non-profit entities, and government authorities. Substantially all of PNB's deposits are from the local market areas surrounding each of its offices.

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

ITEM 2   PROPERTIES

PNB has four full-service banking offices in Susquehanna County that are located in:
        Borough of Susquehanna  Depot,
        Hallstead Plaza,  Great Bend Township,
        Borough  of  Hop  Bottom,
        Montrose  office  in  Bridgewater Township.

PNB's presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson which reopened in 1992, until the purchase of the two Mellon offices in 1997. The Wyoming County locations are:
         Borough of Nicholson,
         Meshoppen Township,
         Tunkhannock Borough

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

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza office and the Meshoppen office. The Hallstead Plaza and Meshoppen offices are subject to ground leases. Each lease is either long-term or includes renewal options. Current lease payments range from $2,535 to $17,760 annually. Six of the seven offices provide drive-up banking services and five offices have 24-hour ATM services.

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

ITEM 4   Submissions of Matters to a Vote of Security Holders

None

PART 11

ITEM 5   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company's Common Stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company's stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Tucker Anthony Company Incorporated from Lancaster, Pennsylvania, and Ferris, Baker Watts, Incorporated from Baltimore, Maryland, make a limited market in the Company's Common Stock. The Company and previously the Bank has continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2000, there were 32,893 outstanding options or warrants to purchase. See Note 9 of the Consolidate Financial Statements for more information. Book value of common stock at December 31, 2000, was $14.31 and on December 31, 1999, it was $12.36. As of December 31, 2000, the Company had approximately 774 shareholders of record. At such date, 2,149,835 shares of Common Stock were outstanding.

The following table reflects high bid and low asked prices for shares of the Company's Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK

                                         2000                           1999
                             Price Range        Dividends    Price Range    Dividends
                           Low         High     Declared    Low      High   Declared
First Quarter ........    $   27.00 $   27.00 $   0.15 $   25.50 $   25.50 $   0.12
Second Quarter .......    $   26.50 $   27.50 $   0.15 $   25.50 $   25.50 $   0.13
Third Quarter ........    $   25.50 $   26.50 $   0.16 $   25.50 $   26.00 $   0.13
Fourth Quarter .......    $   23.50 $   24.00 $   0.16 $   26.00 $   27.00 $   0.14

ITEM 6   SELECTED FINANCIAL DATA

The following table shows the Consolidated Financial Highlights as seen in the Quarterly Report for the Fourth Quarter 2000. Amounts are in thousands except for per share data.

(in thousands)
Consolidated Financial Highlights                  DEC 31             DEC 31             DIFF
                                                     2000               1999            % Inc
Performance
Net Income                                          3,905              3,787            3.12%
Return of Average Assets                             1.42               1.49           (4.70)%
Return on Equity                                    13.91              14.08           (1.21)%
Shareholders' Value
Net Income per Average Number of Shares             1.813              1.750            3.60%
Dividends                                           0.620              0.520           19.23%
Book Value                                          14.31              12.36           15.78%
Market Value                                        24.00              27.00          (11.11)%
Market Value/Book Value Ratio                     167.71%            219.33%          (23.54)%
Price Earnings Multiple                             13.24              15.46          (14.36)%
Dividend Payout Ratio                              35.15%             29.82%           17.87%
Dividend Yield                                      2.58%              1.93%           33.68%
Safety and Soundness
Stockholders' Equity/Asset Ratio                   10.71%             10.26%            4.39%
Allowance for Loan Loss as a Percent of Loans       1.11%              1.15%           (3.48)%
Net Charge Offs/Total Loans                        0.045%             0.129%         (65.116)%
Allowance for Loan Loss/Nonaccrual Loans          464.44%            985.61%          (52.88)%
Allowance for Loan Loss/Non-performing Loans      381.43%            654.68%          (41.74)%
Balance Sheet Highlights at December 31,2000
Total Assets                                    $ 287,625          $ 261,319           10.07%
Total Investments                                  99,678             92,066            8.27%
Net Loans                                         170,262            150,630           13.03%
Allowance for Loan Losses                           1,918              1,756            9.23%
Total Deposits                                    230,739            215,424            7.11%
Stockholders' Equity                             $ 30,852           $ 26,810           15.08%




ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company's performance for the years ending December 2000 and 1999. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates seven full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, PA. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, PA. Principal market areas are Susquehanna and Wyoming Counties in PA and the bordering areas of those counties. As of December 31, 2000, the Bank employed 78 full-time employees and 22 part-time employees.

                              Results of Operations

Net Interest Income

Net interest income is the main source of the Company's income. It is the difference between interest earned on assets and interest paid on liabilities. The discussion of net interest income should be read in conjunction with Table 3: "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential", and Table 2: "Rate/Volume Analysis of Changes in Net Interest Income."

The following table shows the net interest income on a fully tax equivalent basis for each of the three years ending December 2000, 1999, and 1998.

NET INTEREST INCOME
(In thousands)
                                                     2000       1999        1998
Total Interest Income ............................   $19,990   $17,623   $16,584
Tax Equivalent Adjustment ........................       991       937       766
                                                      20,981    18,560    17,350
Total Interest Expense ...........................    10,469     8,480     8,191
Net Interest Income (Fully Tax Equvalent Basis) ..   $10,512   $10,080   $ 9,159

Table 2 analyzes the components contributing to the changes in net interest income in 2000 and indicates the impact in either changes in rate or changes in volume. Table 3 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities.

(in thousands)
Distribution of Assets, Liabilities and Stockholders' Equity;  Interest Rates and Interest Differential
                                              2000                            1999                              1998
(in thousands)                     Average             Yield/      Average             Yield/        Average               Yield/
ASSETS                             Balance  Interest    Rate       Balance Interest      Rate        Balance  Interest       Rate
Loans
Real Estate ...................     90,002     7,349    8.17%       82,534    6,680     8.09%         76,516     6,306       8.24%
Installment ...................     18,629     1,769    9.50%       17,739    1,616     9.11%         14,039     1,265       9.01%
Commercial ....................     47,474     4,323    9.11%       37,283    3,366     9.03%         30,162     3,097      10.27%
Tax Exempt ....................      6,398       326    5.10%        7,801      354     4.54%          8,666       402       4.64%
Other Loans ...................        424        53   12.50%          367       41    11.17%          5,309       377       7.10%
Total Loans ...................    162,927    13,820    8.48%      145,724   12,057     8.27%        134,692    11,447       8.50%
Investment Securities  (AFS)
Taxable .......................     64,205     4,397    6.85%       63,737    3,947     6.19%         59,520     3,548       5.96%
Non-Taxable ...................     31,139     1,598    5.13%       28,667    1,464     5.11%         28,937     1,487       5.14%
Total Securities ..............     95,344     5,995    6.29%       92,404    5,411     5.86%         88,457     5,035       5.69%
Time Deposits with Other Banks       1,536       112    7.29%          589       39     6.62%            616        38       6.17%
Fed Funds Sold ................        976        63    6.45%        2,353      116     4.93%            760        42       5.53%
Total Earning Assets ..........    260,783    19,990    7.67%      241,070   17,623     7.31%        224,525    16,562       7.38%
Less: Allowance for Loan Losses     (1,820)                         (1,716)                           (1,710)
Cash and Due from Banks .......      5,102                           4,948                             1,742
Premises and Equipment, Net ...      3,451                           3,521                             3,688
Other Assets ..................      7,438                           6,580                             5,990
Total Assets ..................    274,954                         254,403                           234,235

                                              2000                             1999                             1998
(in thousands)                     Average             Yield/      Average             Yield/        Average               Yield/
                                   Balance  Interest     Rate      Balance Interest      Rate        Balance  Interest       Rate
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand .......     14,464       396    2.74%       16,066      225     1.40%         15,058       250       1.66%
Regular Savings ...............     44,247     1,600    3.62%       33,416      887     2.65%         31,752       904       2.85%
Money Market  Savings .........     34,022     1,611    4.74%       38,900    1,511     3.88%         38,401     1,565       4.08%
Time ..........................    101,706     5,660    5.57%      102,011    5,364     5.26%         93,890     5,187       5.52%
Total Interest Bearing Deposits    194,439     9,267    4.77%      190,393    7,987     4.20%        179,101     7,906       4.41%
Other Borrowings ..............     20,682     1,201    5.81%       10,135      493     4.86%          6,029       285       4.73%
Total Interest Bearing ........    215,121    10,468    4.87%      200,528    8,480     4.23%        185,130     8,191       4.42%
Liabilities
Net Interest Spread ...........                9,522    2.80%                 9,143     3.08%                    8,371       2.95%
Non-Interest Bearing
Demand Deposits ...............    30,448                           25,527                            22,247
Accrued Expenses and
Other Liabilities .............     2,034                            1,806                             1,320
Stockholder's Equity ..........    27,351                           26,542                            25,538
Total Liabilities and
Stockholder's Equity ..........   274,954                          254,403                           234,235
Interest Income/Earning Assets                          7.67%                           7.31%                                7.38%
Interest Expense/Earning Assets                         4.01%                           3.52%                                3.65%
Net Interest Margin ...........                         3.66%                           3.80%                                3.74%

Rate/Volume Analysis of Changes in Net Interest Income
                                         2000 to 1999                           1999 to 1998
(in thousands)                     Increase     Change Due to            Increase     Change Due to
                                  (Decrease)   Rate    Volume           (Decrease)    Rate   Volume
INTEREST INCOME
Real Estate Loans ..............      669        65       604               374      (122)      496
Installment Loans ..............      153        72        81               351        18       333
Commercial Loans ...............      957        37       920               269      (462)      731
Tax Exempt Loans ...............      (28)       36       (64)              (48)       (8)      (40)
Other Loans ....................       12         6         6              (336)       15      (351)
Total Loans ....................    1,763       215     1,548               610      (559)    1,169
Investment Securities  (AFS)
Taxable ........................      450       421        29               399       148       251
Non-Taxable ....................      134         8       126               (23)       (9)      (14)
Total Securities (AFS) .........      584       429       155               376       138       238
Time Deposits with Other Banks .       73        10        63                 1         3        (2)
Fed Funds Sold .................      (53)       15       (68)               74       (14)       88
Total Interest Income ..........    2,367       669     1,698             1,061      (432)    1,493

INTEREST EXPENSE
Interest Bearing Demand Deposits      171       193       (22)              (25)      (42)       17
Regular Savings Deposits .......      713       426       287               (17)      (64)       47
Money Market  Savings Deposits .      100       289      (189)              (54)      (74)       20
Time Deposits ..................      296       312       (16)              177      (272)      449
Total Interest Bearing Deposits     1,280     1,110       170                81      (417)      498
Other Borrowings ...............      708       195       513               208        14       194
Total Interest Expense .........    1,988     1,371       617               289      (392)      681

Net Interest Spread ............      379      (702)    1,081               772       (40)      812



Interest income on loans increased $1,763,000 from 1999 to 2000. This increase of 14.6% is attributable to growth in the loan portfolio during the Year 2000. Net loans increased 13%. Although interest rates were higher at the end of the year than the beginning, competitive pricing pressures kept this increase at this level. Prime rate increased from 8.5% to 9.5% during the year.

Interest income on taxable investments increased $450,000 from 1999 due to a combination of higher balances and investing at higher interest rates during the year. Beginning in June 1999 and ending in May of 2000, the Federal Reserve Bank increased interest rates 1 3/4%. During most of the Year 2000, interest rates were inverted, meaning that short-term rates were higher than long-term rates. Because of this situation and management's desire to shorten maturities on taxable investments, purchase of taxable securities were limited to those with maturities of 5 years or less.

Interest on tax exempt securities increased $134,000 as a different plan was executed in this segment. A conscious effort was made by management to lengthen the call features on tax exempt securities. When available, longer term issues were purchased with call features in excess of 5 years. Management's desire is to have the taxable side of the portfolio provide more of the liquidity with the tax-exempt side providing more income along with liquidity. This will be especially evident with the advent of lower interest rates.

Interest income from Federal Funds decreased $53,000 from 1999 to 2000 because of lesser volume. Even though rates were increasing, the growth in the loan portfolio did not provide for as much excess funds as previous years.

As previously stated, short-term interest rates increased during the Year 2000. Since deposit accounts are priced off the short end of the treasury curve, the Bank experienced an abnormal increase in interest expense of 23.4% or $1,988,000. Not only did deposits cost more, term borrowings also were more expensive as that line item went from $493,000 in 1999 to $1,201,099 in 2000. Funding loan growth through term borrowing was deemed more economically sensible than through aggressive certificate of deposit rates. Interest on deposits increased $1,280,000 in 2000 due to the increase in short-term rates.

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

The provision for loan losses remained the same in 2000 as it was in 1999 at $240,000. Net charge-offs for 2000 were $78,000 compared to $198,000 in 1999, so the allowance for loan loss increased 9.23%. The ratio of allowance for loan loss to non-performing loans was 381.43% at year-end 2000 as compared to 654.68% at year-end 1999. As of December 31, 2000, the allowance for loan loss was 1.11% of loans and at December 31, 1999, the ratio was 1.15% of loans.

OTHER INCOME

Non-Interest Income

Non-interest income includes items that are not related to interest rates, but rather, to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. Income in this category increased $228,000 in 2000 or 19.2%, while deposits increased 7.12%. Increased volume and adjustments in fee schedules account for the difference. Total other income, which includes gains on securities sales of $20,000 in 2000, was $1,452,000. Service charges on deposit accounts totaling $1,415,000 made up most of this figure.

The following table analyzes the increase in total other income by comparing the years ending 2000 and 1999:


                                                         Variance               Variance
(In thousands)                      December 31            2000                   1999
                             2000    1999    1998     Amount     Percent    Amount    Percent
                                                   Of Change   Of Change Of Change  Of Change
Service Charges and Fees   $1,415   $1,159   $1,108   $  256    22.09%       $ 51       4.60%
Other Operating Income .       16       63       41     $(47)  (74.60)%        22      53.66%
Gains on Security Sales        20       85       47     $(65)  (76.47)%        38      80.85%
TOTAL Other Income .....   $1,451   $1,307   $1,196   $  144    11.02%        111       9.28%

OTHER EXPENSE

Non-Interest Expense

Non-interest expense includes all other expenses associated with the Company. Salaries and related benefits is the largest expense in this category and it increased $285,000 or 11.2% over 1999. New employees and annual salary increases, along with an increase for health insurance, were the reasons for this change. In comparison, the increase in this category from 1998 to 1999 was 5.8% or $139,000.

Occupancy expense increased 4.6% or $15,000 in 2000 as compared to 1999. This was considered a normal increase for taxes, utilities, repairs and maintenance, and depreciation. Furniture and equipment expense also was up a negligible amount with 2000 at $388,000 and 1999 at $383,000. A new image system and an update to the computer system were purchased in 2000. Technology has proven to be expensive and it is the strategic plan of the Company to continue to expand in areas to make our systems more efficient and also to enhance customer service. Professional fees, which includes outside service, continues to increase as management and the Company find it efficient and cost effective to utilize outside services and consultants to facilitate management and operations. Professional fees and outside services were $216,000 in 2000 which compares to $197,000 in 1999.

Computer services and supplies is another component of other expenses and it is as its name implies. This category covers the expense of data processing for the Company. Each year dependence grows as does the resultant expense. In 2000 the expense was $361,000 compared to $306,000 in 1999.

Taxes, other than payroll and income, are another component and in 2000, this expense was $255,000 vs. $247,000 in 1999, an increase considered to be normal.

Every other non-interest expense is in the category of other operating expense. In 2000 this expense increased $12,000 and the total for this year was $1,238,000. The biggest components in this figure were the premiums on the purchase of the Tunkhannock and Meshoppen branch offices at $258,000; operating costs other than salaries for our operation center, $150,000; directors' and associate directors' fees of $124,000; the cost of operating our automated teller machines, $131,000; FDIC insurance and regulator's fees of $116,000; stationery printing and supplies, $122,000; and postage at $112,000. All were deemed to be in line with budget expectations.

The following table is a summary of the other expenses by category for 2000, 19999, and 1998:


                                                                             Variance                 Variance
(In thousands except per share)                                                                 2000                      1999
                                          31-Dec   31-Dec   31-Dec      Amount      Percent       Amount     Percent
                                            2000     1999     1998   Of Change    Of Change    Of Change   Of Change
Salaries and Benefits .................    2,819    2,534   $2,395     $  285        11.25%     $  139       5.80%
Occupancy Expenses ....................      338      323      319         15         4.64%          4       1.25%
Furniture and Equipment Expense .......      388      383      436          5         1.31%        (53)    (12.16)%
FDIC Insurance and Assessments ........      116       92       88         24        26.09%          4       4.55%
Professional Fees and Outside Services       216      197      191         19         9.64%          6       3.14%
Computer Services and Supplies ........      361      306      268         55        17.97%         38      14.18%
Taxes, Other Than Payroll and Income ..      255      247      222          8         3.24%         25      11.26%
Other Operating Expenses ..............    1,238    1,226    1,171         12         0.98%         55       4.70%
Total Non-Interest Expense ............   $5,731   $5,308   $5,090     $  423         7.97%$       218       4.28%
Income Before Income Taxes ............    5,002    4,901    4,309
Provision for Income Taxes ............    1,097    1,115      904
Net Income ............................   $3,905   $3,786   $3,405
Net Income Per Share, Basic and Diluted      1.8     1.74     1.56

Federal Income Taxes

The provision for income taxes in 2000 was $1,096,604 compared to $1,114,538 in 1999. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 21.9% in 2000, down from 22.7% in 1999. The tax rate for both periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Finance Statements included as part of this report for further analysis of federal income tax expense for 2000.

Quarterly Results

Net income improved each of the first three quarters of 2000 with a slight dip in the last quarter due to the larger gain in other income peaking during the third quarter of 2000. Interest expense reached a high of $2,844,000 in the last quarter and other expenses also reached their peak in the same quarter at $1,568,000.

(in thousands)
                                               Quarter Ended 2000
                                     31-Mar     30-Jun     30-Sep      31-Dec
Interest Income .................   $ 4,659    $ 4,891    $ 5,105    $ 5,336
Interest Expense ................     2,334      2,537      2,754      2,844
Net Interest Income .............     2,325      2,354      2,351      2,492
Provision for Loan Loss .........       (60)       (60)       (60)       (60)
Securities Gains/Losses .........         2         (2)        12          8
Other Income ....................       345        354        418        375
Other Expense ...................    (1,443)    (1,411)    (1,373)    (1,568)
Income Before taxes .............     1,169      1,235      1,348      1,247
Income Taxes ....................       273        290        311        219
Net Income ......................       896        945      1,037      1,028
Primary Earnings per common share      0.41       0.44       0.47       0.48

(in thousands)
                                               Quarter Ended 1999
                                     31-Mar     30-Jun     30-Sep      31-Dec
Interest Income .................   $ 4,208    $ 4,275    $ 4,461    $ 4,679
Interest Expense ................     2,068      2,045      2,122      2,246
Net Interest Income .............     2,140      2,230      2,339      2,434
Provision for Loan Loss .........       (60)       (60)       (60)       (60)
Securities Gains/Losses .........         6         57         41        (19)
Other Income ....................       275        287        339        321
Other Expense ...................    (1,298)    (1,351)    (1,218)    (1,441)
Income Before taxes .............     1,063      1,163      1,441      1,234
Income Taxes ....................      (212)      (266)      (377)      (260)
Net Income ......................       851        897      1,064        974
Primary Earnings per common share      0.39       0.42       0.49       0.45

FINANCIAL CONDITION

The Corporation's financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Corporation has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:


(in thousands)
                                            2000                                  1999                     1998
                                 Average    Increase(Decrease)       Average    Increase(Decrease)        Average
Funding Uses                     Balance      Amount    Percent      Balance      Amount    Percent       Balance
Real Estate Loans ..........      90,002   $   7,468      9.05%       82,534   $   6,018      7.87%     $  76,516
Consumer Loans .............      18,629         890      5.02%       17,739       3,700     26.36%        14,039
Commercial Loans ...........      47,474      10,191     27.33%       37,283       7,121     23.61%        30,162
Tax Exempt Loans ...........       6,398      (1,403)   (17.98)%       7,801        (865)    (9.98)%        8,666
Other Loans ................         424          57     15.53%          367      (4,942)   (93.09)%        5,309
Total Loans ................     162,927                             145,724                              134,692
Less Allowance for Loan Loss      (1,820)                             (1,716)                              (1,710)
Total Loans with Loan Loss .     161,107      17,099     11.87%      144,008      11,026      8.29%       132,982
Taxable Securities .........      65,741       1,415      2.20%       64,326       4,190      6.97%        60,136
Non-Taxable Securities .....      31,139       2,472      8.62%       28,667        (270)    (0.93)%       28,937
Total Securities ...........      96,880       3,887      4.18%       92,993       3,920      4.40%        89,073
Fed Funds Sold .............         976      (1,377)   (58.52)%       2,353       1,593    209.61%           760
Total Uses .................   $ 258,963   $  19,609      8.19%    $ 239,354   $  16,539      7.42%     $ 222,815


(in thousands)


                                               2000                               1999                     1998
                                      Average Increase (Decrease)       Average Increase (Decrease)       Average
Funding Sources                       Balance    Amount   Percent       Balance    Amount   Percent       Balance
Interest Bearing Demand Deposits       14,464   $(1,602)   (9.97)%       16,066 $   1,008     6.69%     $  15,058
Regular Savings Deposits ........      44,247    10,831    32.41%        33,416     1,664     5.24%        31,752
Money Market Savings Deposits ...      34,022    (4,878)  (12.54)%       38,900       499     1.30%        38,401
Time Deposits ...................     101,706      (305)   (0.30)%      102,011     8,121     8.65%        93,890
Total Interest Bearing Deposits .     194,439     4,046     2.13%       190,393    11,292     6.30%       179,101
Other Borrowing .................      20,682    10,547   104.07%        10,135     4,106    68.10%         6,029
Short Term Funds Borrowed .......       5,100                             4,694                             5,399
Long Term Funds Borrowed ........      15,582                             5,441                               630
Total Funds Borrowed ............      20,682                            10,135                             6,029
Total Deposits and Funds Borrowed     215,121                           200,528                           185,130
Other Sources, net ..............      43,842                            38,826                            37,685
Total Sources ...................   $ 258,963                         $ 239,354                         $ 222,815

Total assets increased 10.07%, to $287,625,000 in the year ending December 31, 2000. There were increases in both borrowed funds and deposits on the liability side which fueled this growth of assets. Loan and investment portfolios on the asset side reflected growth also.

Investments at year-end 2000 totaled $99,678,000 compared to $92,066,000 on December 31, 1999. Of this increase of $7,611,000, almost $3 million was due to less depreciation in the portfolio on December 31, 2000. Due to changing interest rate scenarios, the structure of the investment portfolio changed as municipal bonds were added with longer call features to protect higher coupons. Overall municipal securities increased $1,770,000. The biggest growth was in corporate bonds which increased $8,513,000. Maturities of 5 years or less with good quality and higher coupons were added. Government securities were not replaced as they matured because of declining interest rates; and also for the same reason, government agencies were not replaced as they prepaid principal payments or matured.

Average loans receivable, net of loan reserves, increased $17,099,000 or 11.87% in 2000 compared to an increase of $11,026,000 or 8.29% in 1999.

Loans continued to increase throughout 2000, ending the year at $170,262,000 in net loans compared to $150,630,000 at year-end 1999, an increase of 13.03%. Commercial loans and individual mortgages were the biggest gainers. Commercial loans were up almost 19% to close the year at $50,338,000 compared to $42,362,000 at year-end 1999.

Mortgages were up 10.52% to $92,074,000 vs. $83,308,000 on December 31, 1999, an
increase of $8,765,000.

Even with interest rates rising during 2000, there continued to be demand for mortgages. The growth in commercial lending is due, in part, to a concerted effort on our part to increase our exposure to this segment.

To fund loan growth, borrowings from the Federal Home Loan Bank increased $5,500,000. Short-term borrowing stood at $7,245,000 at year-end 2000 compared to $5,851,000 the previous year. As the Year 2000 came to an end, it became evident that interest rates would decline and the short term borrowing position would be liquidated with maturing and called investments.



(in thousands)
                                 Dec 2000     Dec 1999     Dec 1998     Dec 1997     Dec 1996
     Commercial .............      58,076       47,771    $  44,349    $  14,796    $   9,787
     Real Estate Mortgage ...      94,782       85,528       79,369       96,192       83,484
     Real Estate Construction           0            0            0            9            0
     Installment ............      19,456       19,281       17,756       16,035       14,169
Total Loans .................     172,314      152,580      141,474      127,032      107,440
Deferred Loans ..............        (134)        (194)        (225)        (246)        (290)
Total Loans, net of Deferred      172,180      152,386      141,249      126,786      107,150
Allowance for Loan Loss .....      (1,918)      (1,756)      (1,713)      (1,676)      (1,665)
Net Loans ...................   $ 170,262    $ 150,630    $ 139,536    $ 125,110    $ 105,485

Loan Maturities

The Bank has 16.7% of its loans maturing within the next year. Of that 16.7%, more than half of the maturing loans are commercial loans with the remainder almost split equally between mortgages and installment loans. In the one to five year maturity range, the Bank has 28.00% of its portfolio. The over 5 year maturity group makes up 55.26% of the portfolio which reflects the Bank's significant investment in mortgages. Mortgages are 54.97% of the total loan portfolio.


(in thousands)
                                       One Year      Over One Year      Over         Total
                                        Or Less  Within Five Years   Five Years      Loans
Commercial .........................   $ 16,207       $ 18,154       $ 23,715       $ 58,076
Real-Estate Construction ...........          0              0              0              0
Real-Estate Mortgage ...............      6,658         21,067         66,923         94,648
Installment ........................      5,920          9,024          4,512         19,456
Total ..............................   $ 28,785       $ 48,245       $ 95,150       $172,180

Total Loans with Predetermined Rates     18,058         31,997         32,759         82,814
Total Loans with Variable Rates ....     10,727         16,248         62,391         89,366
Total ..............................   $ 28,785       $ 48,245       $ 95,150       $172,180

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

 (In thousands)                                                                         December 31,
                                                                  2000        1999        1998       1997        1996
Nonaccrual and Restructured                                       $413        $178        $516     $1,027      $1,544
Loans Past Due 90 or More Days, Accruing Interest                   90          90          12        175         137
Total Nonperforming Loans                                          503         268         528      1,202       1,681
Foreclosed Assets                                                   50         250         351          0          99
Total Nonperforming Assets                                        $553        $518        $879     $1,202      $1,780
Nonperforming Loans to Total Loans at Period-end                 0.29%       0.18%       0.38%      0.95%       1.56%
Nonperforming Assets to Period-end Loans and Forclosed Assets    0.32%       0.34%       0.62%      0.95%       1.56%

NONACCURAL & RESTRUCTURED LOANS
(In thousands)
                                                                      2000     1999    1998      1997     1996
Interest Income That Would Have Been Recorded Under Original Items   $ 52     $ 28     $ 63     $ 96     $163
Interest Income Recorded During the Period .......................     12        3        7       24       31
Commitments To Lend Additional Funds .............................      0        0       94        0        0

Allowance for Loan Losses

The balance in the allowance for loan losses is based on management's assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2000, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgement is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

The following is a summary of loans charged off and recoveries to the allowance for loan losses on December 31, 2000 and 1999.


(in thousands)
                                                        Dec 2000    Dec 1999    Dec 1998    Dec 1997    Dec 1996
Average Total Loans .................................   $162,928    $145,724    $134,692    $114,119    $102,525
Balance at Beginning of Period ......................      1,756       1,713       1,676       1,664       1,488
Charge Offs
     Commercial .....................................          0          46          94          38          20
     Residential Real Estate ........................          4          87          31          50          26
     Installment ....................................        115         108          70          61          31
Total charge Offs ...................................        119         241         195         149          77
Recoveries
     Commercial .....................................          0           2          14           4          26
     Real Estate ....................................         11           4           4          17           1
     Installment ....................................         30          37          24          10           6
Total Recoveries ....................................         41          44          42          31          33
Net Charge-Offs .....................................         78         198         153         118          44
Provision for Loan Losses ...........................        240         240         190         130         220
Balance at End of Period ............................   $  1,918    $  1,756    $  1,713    $  1,676    $  1,644
Allowance for Credit Losses to Period-end Total Loans       1.11%       1.15%       1.22%       1.32%       1.55%
Allowance for Credit Losses to Non-accrual Loans ....     464.44      985.61      331.88      163.24      107.80
Net Charge-Offs to Average Loans ....................       0.05        0.14        0.11        0.09        0.04

Summary of Loan Loss Experience


(in thousands)
                                 Dec 2000  Dec 1999   Dec 1998   Dec 1997   Dec 1996
     Commercial ...............   $  359     $  328     $  320     $  321     $  687
     Real Estate Mortgage .....      384        351        342        343        197
     Real Estate Construction .        1          1          1          1          1
     Installment ..............      144        133        130        129        118
     Unallocated ..............    1,030        943        920        882        661
Total Allowance for Loan Losses   $1,918     $1,756     $1,713     $1,676     $1,664

Highly leveraged transactions (HLT's) that result in the borrower's debt-to-total assets ratio exceeding the 75%, generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts The Corporation had no loans at December 31, 2000 that qualified as HLT's.

Securities

The Corporation's securities portfolio is classified, in its entirety, as "available for sale" as shown in Table 14. Management believes that a portfolio classification of all available for sale allows complete flexibility in the investment portfolio. Using this classification, the Corporation intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Corporation's stockholders' equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards. Total investment securities of $101,668,000 include Certificates of Deposits with other banks in the amount of $1,990,000.

Table 14 shows the book value and average yield of securities by maturity or call date at December 31, 2000.

(In thousands)                       1 Year or Less       1-5 Years          5-10 Years         Over 10 Years            TOTAL
                                      Book  Average      Book  Average      Book  Average       Book   Average        Book   Average
                                     Value    Yield     Value    Yield     Value    Yield      Value     Yield       Value     Yield
Available for Sale
US Government Treasury .......... $      0    0.00%  $    497    6.85%  $      0    0.00%   $      0     0.00%   $     497    6.85%
US Government Agency ............        9   10.21%     8,741    6.50%    14,328    6.63%      1,372     6.22%      24,450    6.56%
State/County/Municipal Obligation      495    5.11%       615    5.24%     3,704    5.25%     27,630     5.26%      32,444    5.26%
Mortgage-Baked Securities .......       69    7.90%     1,923    6.10%     5,912    5.86%     16,398     6.50%      24,302    6.32%
Corporate/Other Securities ......    3,254    6.73%    10,939    7.45%     3,606    7.05%      2,373     6.59%      20,172    7.16%
TOTAL Available for Sale ........ $  3,827    6.55%  $ 22,715    8.34%  $ 27,550    6.33%   $ 47,773     5.78%    $101,865    6.21%

Table 15 shows the  balance of  securities  for the past three years on December
31. More details on Investments by Market Value can be found in Note 15 of the Consolidated Financial Statement.

SECURITIES  (Market Value)
(In thousands)
                                      2000       1999       1998
Treasury/Agency Obligation ....   $ 24,405   $ 26,911   $ 23,008
State/Municipal Obligation ....     31,946     29,097     30,230
Martgage backed Securities ....     24,187     25,698     30,283
Other Securities ..............     21,130     11,845      9,754
Total Investment Securities ...   $101,668   $ 93,551   $ 93,275
Available for Sale (Fair Value)   $101,668   $ 93,551   $ 93,275
Held to Maturity (Amortized) ..          0          0          0
Total Investment Securities ...   $101,668   $ 93,551   $ 93,275

Deposits

Deposits were harder to obtain during 2000 as customers compared rates and took funds to where they were paid the highest rate. On the other hand, our Bank weighed the costs of deposits against the costs of borrowing from the Federal Home Loan Bank. As interest rates escalated, our Bank did not wish to match the highest certificate rates being paid. As a result, there was no growth in certificates in the year 2000. For the same reason, there was no growth in IRA's. Our Bank obtained a 7% growth in deposits because of a new product which was indexed to the three-month treasury bill rate. The certificate savings account allows unlimited deposits but restricts withdrawals to one per quarter. It proved to be very popular because of these features and because throughout most of the year we were in an inverted yield curve. Although relatively costly to our bottom line in 2000, we feel this account will be a core deposit in the future. At year-end, the certificate savings account had almost $22 million in balances and had grown over $15 million during the course of the year.

Non-interest checking accounts have also grown substantially over the last two years. The average non interest accounts increased 14.7% in 1999 and another 19.3% in 2000. Management considers these accounts a very important part of our balance sheet and will continue to seek ways to encourage growth in non-interest checking accounts.


(In thousands)
                                                     2000                         1999                              1998
                                        Average               Yield/     Average              Yield/     Average            Yield/
                                        Balance   Interest     Rate      Balance  Interest     Rate      Balance  Interest    Rate
Interest Bearing Demand Deposits ...   $ 14,464        396    2.74%     $ 16,066       225    1.40%     $ 15,058     250     1.66%
Savings Deposits ...................     44,247      1,600    3.62%       33,416       887    2.65%       31,752     904     2.85%
Money Market Savings ...............     34,022      1,611    4.74%       38,900     1,511    3.88%       38,401   1,565     4.08%
Time Deposits ......................    101,706      5,660    5.57%      102,011     5,364    5.26%       93,890   5,187     5.52%
Total Interest Bearing Deposits ....    194,439      9,267    4.77%      190,393     7,987    4.20%      179,101   7,906     4.41%
Other Borrowings ...................     20,682      1,201    5.81%       10,135       493    4.86%        6,029     285     4.41%
Total Interest Bearing Liabilities .    215,121     10,468    4.87%      200,528     8,480    4.23%      185,130   8,191     4.42%
Non-Interest Bearing Demand Deposits     30,448                           25,527                          22,247
Total ..............................   $655,129                         $616,976                        $571,608

MATURITIES OF TIME DEPOSITS

The maturities on the time deposits over $100,000 are spread fairly evenly throughout the four categories. The largest percentage, 35.79%, is in the last category of over twelve months.

(in thousands)
                                         Amount      Percent
Three Months or Less ................   $ 2,704       16.04
Over Three Monthe through Six Months      3,767       22.35
Over Six Months through Twelve Months     4,352       25.82
Over Twelve Months ..................     6,032       35.79
Total ...............................   $16,855      100.00

SHORT AND LONG TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2000 and 1999:

The Bank has an agreement with Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2000 and 1999, the Bank had a maximum borrowing capacity of $109,345,000 and $97,471,000, respectively. Advances on the flexible line of credit from the FHLB at December 31, 2000 and 1999 were $2,865,000 and $700,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements were under the Bank's control.

The Bank has a line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- were outstanding at December 31, 2000 and 1999, respectively. These borrowings are unsecured.

Long-term borrowings were comprised of three long-term borrowings from Federal Home Loan Bank (FHLB) as follows:

o A $5,000,000 term fund with a fixed rate of interest at 6.37% which matures in 2010. This note has a convertible option which allows FHLB, after 1 year, to change the note to an adjustable-rate advance at 3 month LIBOR plus 11 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

o A $2,500,000 term fund with a fixed rate of interest at 7.03% which matures in 2005. This note has a convertible option which allows FHLB, after 1 year, to change the note to an adjustable- rate advance at 3 month LIBOR plus 11 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

o A $5,000,000 term fund with a fixed rate of interest at 6.1% which matures 2010. This note has a convertible option which allows FHLB, after 3 years, to change the note to an adjustable-rate advance at 3 month LIBOR plus 1 point. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

o A $5,000,000 term fund with a rate of 5.93% which matures in 2005. This note has a convertible option which allows FHLB, after 6 months, to change the note to an adjustable-rate advance at 3 month LIBOR plus 2 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

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

Capital Accounts

Total stockholders' equity increased 15.08% or $4,042,000 over year-end 1999. This growth is primarily attributable to retained earnings. A common ratio used to determine effective use of capital is the return on average equity. For the year ending December 31, 2000, this ratio was 13.91% compared to 14.08% at December 31, 1999. A strong capital position has always been a goal of the Company, but we also recognize that investors want to see judicious use of capital. At year-end 2000, the equity-to-assets ratio was 10.71% compared to 10.26% at year-end 1999. It is the goal of management to implement ways to better leverage our capital. A capital-to-assets ratio closer to 8% is a target number.

Net Income increased capital by $3,905,000 in 2000 and dividends reduced that number by $1,341,000. The balance of the increase was created by less depreciation in our investment portfolio. Since all of our investments are available for sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet.

From time to time the Company has purchased PFIS stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan. During the Year 2000, 24,572 shares were purchased in this manner. Also during the year, 6,589 shares of this treasury stock were purchased by individuals exercising options and for our dividend reinvestment plan. The investment banking firms of Tucker Anthony, Inc. and Ferris, Baker Watts, Incorporated are the market makers.

The following table represents the Company's capital position as it compares to the regulatory guidelines at December 31, 2000.

                                            December 31    December 31   Regulatory
                                               2000           1999       Requirement
Tier 1 Capital to risk (Weighted) ......      15.90%         16.99%         4.00%
TOTAL Capital to Risk (Weighted) .......      16.99%         18.15%         8.00%
Capital Leverage Ratio to Average Assets      10.04%         10.02%         4.00%

Interest Rate Sensitivity

Interest rate  sensitivity  refers to the  relationship  between market interest rates  and  the  earnings  volatility  of  the  Company  due  to  the  repricing characteristics  of assets and liabilities.  The  responsibility  for monitoring
interest  rate   sensitivity  and  policy   decisions  has  been  given  to  the
Asset/Liability Committee (ALCO) of the Bank. The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to "match" maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following is the December 31, 2000, statement:


(In thousands)                                                      Maturity or Repricing In:
                                                                           3 to 6       6 to 12        1 to 5       Over 5
                                                           3 Months        Months        Months         Years        Years
RATE SENSITIVE ASSETS
Loans .................................................      16,611        17,750        20,065        68,077       47,759
Securities ............................................      24,245         4,803         7,015        38,284       27,468
Federal Funds Sold ....................................           0             0             0             0            0
Total Rate Sensitive Assets ...........................      40,856        22,553        27,080       106,361       75,227
Cummulative Rate Sensitive Assets .....................      40,856        63,409        90,489       196,850      272,077

RATE SENSITIVE LIABILITIES
Interest Bearing Checking .............................       7,133             0             0             0       12,732
Money Market Deposits .................................      24,786         1,320             0             0        6,601
Regular Savings .......................................      24,732            30           208             3       24,911
CDs and IRAs ..........................................      18,147        15,817        25,396        39,469        2,164
Other Borrowings ......................................       7,245        12,500             0         5,000            0
Total Rate Sensitive Liabilities ......................      82,043        29,667        25,604        44,472       46,408
Cummulative Rate Sensitive Liabilities ................   $  82,043       111,710       137,314       181,786      228,194

Period Gap ............................................   $ (41,187)    $  (7,114)    $   1,476     $  61,889    $  28,819
Cummulative Gap .......................................     (41,187)      (48,301)      (46,825)       15,064       43,883
Cummulative Rate Sensitive Assets to Liabilities              49.80%        56.76%        65.90%      108.29%      119.23%
Cummulative Gap to Total Assets .......................      (14.32)%      (16.79)%      (16.28)%       5.24%       15.26%

Statement of Interest Sensitivity Gap

Liquidity

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts which are managed through our system of branches. In addition, loan payments on existing loans, sales of loans held for sale, or investments available for sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2000, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $109,345,000. During the Year 2000, maturities and sales of investments, increases in deposits, and short term borrowings provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers.

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

FASB AND OTHER DISCLOSURES

The following can be found under Note 1 of the Notes to  Consolidated  Financial
Statements:

    SFAS No. 130, "Reporting Comprehensive Income"
    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
                   Information".
    SFAS No. 132, "Disclosures about Pension and Other Post-retirement Benefits" SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the
                   Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"
    SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets
                   and Extinguishments of Liabilities"

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

Forward Looking Statement

When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

ITEM 7A  Quantitative and Qualitative Disclosure About Market Risk

The Company is not a party to any forward contract, interest rate swap, option interest, or similar derivation instrument. The Company does not deal in foreign currency. The following table presents average interest rates that relate to assets and liabilities that are sensitive to changes in interest rates.

                                                                                               Greater than
                          12/31/01      12/31/02      12/31/03      12/31/04      12/31/05        5 Years          Total  Fair Value
Assets:
Investments .........   $   22,419    $   14,866    $    8,473    $    8,477    $    8,650    $    36,793    $    99,678    $ 99,678
Average Interest Rate        6.41%         6.34%         6.40%         6.31%         6.32%          6.22%          6.22%
Loans ...............   $   28,784    $   14,533    $   12,290    $   11,278    $   10,145    $    93,232    $   170,262    $170,262
Average Interest Rate        8.48%         8.60%         8.60%         8.59%         8.56%          8.47%          8.47%

Liabilities:
Deposits ............   $   89,972    $   30,624    $    4,259    $    2,768    $    1,821    $   101,295    $   230,739    $230,348
Average Interest Rate        5.22%         5.46%         5.47%         5.47%         5.47%          4.27%          4.27%

ITEM 8   Financial Statements and Supplementary Data



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Peoples Financial Services Corp.
and Subsidiary

         We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

February 15, 2001





PROCIAK & ASSOCIATES, L.L.C.
Wilkes-Barre, Pennsylvania





                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                                    December 31,     December 31,
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                    C>
ASSETS

Cash and due from banks ........................................................   $   5,507,116    $   3,372,554
Interest-bearing deposits in other banks .......................................       2,090,181        4,095,992
Investment securities available for sale .......................................      99,677,642       92,066,386

Loans ..........................................................................     172,185,029      152,396,398
   Less:  Unearned income ......................................................          (5,283)         (10,756)
          Allowance for loan losses ............................................      (1,918,189)      (1,755,629)
                                                                                   -------------    -------------
   Net loans ...................................................................     170,261,557      150,630,013
Premises and equipment .........................................................       3,411,110        3,455,270
Accrued interest receivable ....................................................       2,361,879        1,995,981
Other assets ...................................................................       4,315,571        5,703,004
                                                                                   -------------    -------------
       Total assets ............................................................   $ 287,625,056    $ 261,319,200
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Non-interest bearing ......................................................   $  27,290,399    $  25,419,318
     Interest bearing ..........................................................     203,448,830      190,004,973
                                                                                   -------------    -------------
       Total deposits ..........................................................     230,739,229      215,424,291

   Short-term borrowings .......................................................       7,245,248        5,850,521
   Long-term borrowings ........................................................      17,500,000       12,000,000
   Accrued interest payable ....................................................         853,442          717,941
   Other liabilities ...........................................................         435,398          516,573
                                                                                   -------------    -------------
       Total liabilities .......................................................     256,773,317      234,509,326
                                                                                   -------------    -------------

Stockholders' equity:
   Common stock, par value $2 per share, 12,500,000 shares authorized; 2,149,835 and 2,168,218 shares issued and outstanding at December 31, 2000 and
     1999, respectively ........................................................       4,455,000        4,455,000
   Surplus .....................................................................       4,610,969        4,512,333
   Retained earnings ...........................................................      23,544,060       20,979,861
   Accumulated other comprehensive income (loss) ...............................        (129,759)      (2,086,929)

   Less:  treasury stock, at cost (77,665 and 59,282 in 2000 and 1999,
          respectively) ........................................................      (1,628,531)      (1,050,391)
                                                                                   -------------    -------------
     Total stockholders' equity ................................................      30,851,739       26,809,874
                                                                                   -------------    -------------

     Total liabilities and stockholders' equity ................................   $ 287,625,056    $ 261,319,200
                                                                                   =============    =============









                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                   2000           1999         1998
                                                   ----           ----         ----
Interest income:
   Interest and fees on loans ..............   $13,819,845   $12,056,931   $11,447,692
   Interest and dividends on investments:
     Taxable ...............................     4,244,518     3,821,456     3,472,481
     Tax exempt ............................     1,597,907     1,464,074     1,486,960
     Dividends .............................       152,590       126,384        89,737
   Interest on deposits in other banks .....       111,835        39,012        45,153
   Interest on federal funds sold ..........        63,319       115,740        41,529
    Total interest income ..................    19,990,014    17,623,597    16,583,552
                                               -----------   -----------   -----------

Interest expense:
   Interest on deposits ....................     9,267,686     7,987,930     7,906,294
   Interest on short-term borrowings .......       279,810       213,595       275,041
   Interest on long-term borrowings ........       921,289       279,516         9,667
   Total interest expense ..................    10,468,785     8,481,041     8,191,002
                                               -----------   -----------   -----------

    Net interest income ....................     9,521,229     9,142,556     8,392,550
Provision for loan losses ..................       240,000       240,000       190,000
                                               -----------   -----------   -----------
    Net interest income after provision for
loan .......................................     9,281,229     8,902,556     8,202,550
                                               -----------   -----------   -----------
        losses
Other income:

   Service charges and customer service fees     1,415,355     1,187,064     1,108,023
   Other income ............................        16,225        34,448        40,700
   Investment securities gains, net ........        20,481        85,071        47,494
                                               -----------   -----------   -----------
    Total other income .....................     1,452,061     1,306,583     1,196,217
                                               -----------   -----------   -----------

Other expenses:
   Salaries and employee benefits ..........     2,818,849     2,534,316     2,395,055
   Occupancy expense, net ..................       338,438       323,250       319,234
   Equipment expense .......................       388,155       382,862       435,631
   FDIC insurance and assessments ..........       115,571        91,789        87,683
   Professional fees and outside services ..       215,850       196,714       190,676
   Computer service and supplies ...........       361,185       306,090       268,294
   Taxes, other than payroll and income ....       255,486       247,238       222,267
   Other operating expenses ................     1,237,738     1,225,514     1,170,750
                                               -----------   -----------   -----------
    Total other expense ....................     5,731,272     5,307,773     5,089,590
                                               -----------   -----------   -----------

Income before taxes ........................     5,002,018     4,901,366     4,309,177
Provision for income tax ...................     1,096,604     1,114,538       903,804
                                               -----------   -----------   -----------
Net income .................................   $ 3,905,414   $ 3,786,828   $ 3,405,373
                                               ===========   ===========   ===========

Earnings per share - basic .................   $      1.80   $      1.74   $      1.56
                                               ===========   ===========   ===========

Earnings per share - diluted ...............   $      1.80   $      1.74   $      1.56
                                               ===========   ===========   ===========





                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000           1999          1998
                                                               ----           ----          ----
Net income ............................................   $ 3,905,414    $ 3,786,828    $ 3,405,373
                                                          -----------    -----------    -----------

Other comprehensive income (loss) before tax:

     Unrealized holding gains (losses) on securities
        available for sale arising during the period ..     2,985,889     (3,927,655)       336,738

     Reclassification adjustment ......................       (20,481)       (85,071)       (47,494)
                                                          -----------    -----------    -----------

Other comprehensive income (loss) before tax ..........     2,965,408     (4,012,726)       289,244

     Federal income tax expense (benefit) .............     1,008,238     (1,364,327)        98,343
                                                          -----------    -----------    -----------

Other comprehensive income (loss), net of tax (benefit)     1,957,170     (2,648,399)       190,901
                                                          -----------    -----------    -----------

Total comprehensive income ............................   $ 5,862,584    $ 1,138,429    $ 3,596,274
                                                          ===========    ===========    ===========












                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                         Accumulated
                                                                                         Other
                                                 Common                     Retained     Comprehensive   Treasury
                                                 Stock         Surplus      Earnings     Income          Stock         Total
                                                 -----         -------      --------     ------          -----         -----
Balance, December 31, 1997 ...................  $  4,455,000  $  4,455,000 $ 15,912,129  $    370,569  $   (548,775)   $ 24,643,923

Net income, 1998 .............................                                3,405,373                                   3,405,373

Cash dividends paid, 1998 ($.46 per share) ...                                 (995,407)                                   (995,407)

Treasury stock purchase ......................                                                             (199,096)       (199,096)

Change in unrealized gain (loss) on
    securities available for sale, net of
    deferred income taxes of $98,343 .........                                                190,901                       190,901
                                                ------------  ------------ ------------  ------------  ------------    ------------

Balance, December 31, 1998 ...................     4,455,000     4,455,000   18,322,095       561,470      (747,871)     27,045,694

Net income, 1999 .............................                                3,786,828                                   3,786,828

Cash dividend paid, 1999 ($.52 per share) ....                               (1,129,062)                                 (1,129,062)

Shares issued from treasury related to
   dividend reinvestment plan
   and stock option plan .....................                      57,333                                   51,835         109,168

Treasury stock purchase ......................                                                             (354,355)       (354,355)

Change in unrealized gain (loss) on
    securities available for sale, net
    of deferred income taxes of $1,364,327 ...                                             (2,648,399)                   (2,648,399)
                                                ------------  ------------ ------------  ------------  ------------    ------------

Balance, December 31, 1999 ...................     4,455,000     4,512,333   20,979,861    (2,086,929)   (1,050,391)     26,809,874

Net income, 2000..............................                                3,905,414                                   3,905,414

Cash dividend paid, 2000 ($.62 per share) ....                               (1,341,215)                                 (1,341,215)

Shares issued from treasury related to
   dividend reinvestment plan
   and stock option plan .....................                      98,636                                   80,368         179,004

Treasury stock purchase ......................                                                             (658,508)       (658,508)

Change in unrealized gain (loss) on
    securities available for sale, net
    of deferred income taxes of $1,008,239 ...                                              1,957,170                     1,957,170
                                                ------------  ------------ ------------  ------------  ------------    ------------
                                                $  4,455,000  $  4,610,969 $ 23,544,060  $   (129,759) $ (1,628,531)   $ 30,851,739
                                                ============  ============ ============  ============  ============    ============






                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000            1999            1998
                                                               ----            ----            ----
Cash flows from operating activities:
   Net income ..............................................   $  3,905,414    $  3,786,828    $  3,405,373
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization .......................        641,018         642,477         709,422
       Provision for loan losses ...........................        240,000         240,000         190,000
       (Gain) loss on sale of equipment ....................         (4,238)            -0-           2,520
       (Gain) loss on sale of other real estate ............         (5,079)          6,005         (20,489)
       Amortization of securities' premiums and accretion of
          discounts ........................................         79,318         224,731         134,580
       Gains on sale of investment securities, net .........        (20,481)        (85,071)        (47,494)
       Deferred income taxes (benefit) .....................        (70,299)        (31,870)        (36,757)
       Increase in accrued interest receivable .............       (365,898)       (214,420)         (4,653)
       Increase in other assets ............................        (17,863)       (233,656)        (11,249)
       Increase in accrued interest payable ................        135,501          15,052          40,193
       Increase (decrease) in other liabilities ............        (81,175)        (24,194)         (5,678)
                                                               ------------    ------------    ------------

          Net cash provided by operating activities ........      4,436,218       4,325,882       4,355,768
                                                               ------------    ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of available for sale securities .....     10,878,642      12,072,318       8,110,848
   Proceeds from maturities of available for sale securities      4,158,269       9,016,962      15,044,682
   Purchase of available for sale securities ...............    (22,813,246)    (33,407,774)    (34,234,619)
   Principal payments on mortgage-backed securities ........      3,071,651       9,274,789       6,255,232
   Net increase in loans ...................................    (19,857,227)    (11,450,925)    (14,961,260)
   Proceeds from sale of premises and equipment ............          4,238             -0-           2,026
   Purchase of premises and equipment ......................       (338,499)       (316,334)       (222,360)
   Proceeds from sale of other real estate .................        199,760         157,400          58,000
                                                               ------------    ------------    ------------

           Net cash used in investing activities ...........    (24,696,412)    (14,653,564)    (19,947,451)
                                                               ------------    ------------    ------------

Cash flows from financing activities:

   Increase in deposits ....................................     15,314,938       5,543,239      16,289,035
   Net increase in long-term borrowings ....................      5,500,000       7,000,000       5,000,000
   Net increase (decrease) in short-term borrowings ........      1,394,726       1,818,545      (5,242,859)
   Proceeds from sale of treasury stock ....................        179,004         109,168             -0-
   Purchase of treasury stock ..............................       (658,508)       (354,355)       (199,096)
   Cash dividends paid .....................................     (1,341,215)     (1,129,062)       (995,407)
                                                               ------------    ------------    ------------

           Net cash provided by financing activities .......     20,388,945      12,987,535      14,851,673
                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .......        128,751       2,659,853        (740,010)

Cash and cash equivalents, beginning of year ...............      7,468,546       4,808,693       5,548,703
                                                               ------------    ------------    ------------

Cash and cash equivalents, end of year .....................   $  7,597,297    $  7,468,546    $  4,808,693
                                                               ============    ============    ============



                        See notes to financial statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                             2000         1999           1998
                                                             ----         ----           ----
Supplemental disclosures of cash paid:

   Interest paid ........................................   $10,333,284   $ 8,465,989    $ 8,150,809
                                                            ===========   ===========    ===========

   Income taxes paid ....................................   $ 1,075,000   $ 1,216,000    $   864,000
                                                            ===========   ===========    ===========

Non-cash investing and financing activities:

   Transfers from loans to real estate acquired through
     foreclosure ........................................   $    52,686   $   233,152    $   545,253
                                                            ===========   ===========    ===========

   Proceeds from sales of foreclosed real estate financed
     through loans ......................................   $    76,761   $   116,600    $   200,000
                                                            ===========   ===========    ===========

   Total increase (decrease) in unrealized gain (loss) on
     securities available for sale ......................   $ 2,965,408   $(4,012,726)   $   289,244
                                                            ===========   ===========    ===========
















  See notes to financial statements

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

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

         Intangible Assets

         Intangible assets are included in other assets and are being amortized over a period of fifteen years using the straight-line method. Amortization was $258,360 for 2000, 1999 and 1998.

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

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

         The following data shows the amounts used in computing earnings per share for 2000, 1999 and 1998:

                                                           Common
                                             Income        Shares
                                             Numerator     Denominator EPS
2000
Basic EPS ................................   $3,905,414    2,161,476   $    1.80
                                                                       =========
Dilutive effect of potential common stock:

Stock options ............................                     2,817
                                                           ---------
Diluted EPS ..............................   $3,905,414    2,164,293   $    1.80
                                             ==========   ==========   =========


1999
Basic EPS ................................   $3,786,828    2,170,849   $    1.74
                                                                       =========
Dilutive effect of potential common stock:

Stock options ............................                     2,981
                                                           ---------
Diluted EPS ..............................   $3,786,828    2,173,830   $    1.74
                                             ==========   ==========   =========

1998
Basic EPS ................................   $3,405,373    2,182,804   $    1.56
                                                                       =========
Dilutive effect of potential common stock:

Stock options ............................                    1,797
                                                           ---------
Diluted EPS ..............................   $3,405,373    2,184,601   $    1.56
                                             ==========   ==========   =========


                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 1: (Cont'd)

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

         Accounting for Transfers and Servicing of Financial Assets

         In September, 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The effect of adopting SFAS No. 140 was not material to the Company's financial position or results of operations.

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 1: (Cont'd)

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

         Accounting for Derivative Instruments and Hedging Activities

         In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133" was issued. This statement defers the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 1: (Cont'd)

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year's classifications.

Note 2: Restrictions on Cash and Due from Banks

         The Bank is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2000 and 1999 was $1,534,000 and $1,095,000, respectively.

Note 3: Investment Securities

         At December 31, 2000 and 1999, the amortized cost and fair values of securities available for sale are as follows:

                                                            Gross        Gross
                                            Amortized     Unrealized   Unrealized        Fair
                                              Cost           Gain         Loss          Value
                                              ----           ----         ----          -----
       December 31, 2000
     U.S. Treasury securities .........   $   496,663   $     7,257   $       -0-  $   503,920
     U.S. Government corporate and
       agency obligations .............    33,396,674           -0-      557,680    32,838,994
     Obligations of state and political
       subdivisions ...................    31,446,299       499,140           -0-   31,945,439
     Corporate debt securities ........    15,898,806       135,904      126,257    15,908,453
     Mortgage backed securities .......    15,853,655         2,206      157,617    15,698,244
     Equity securities ................     2,782,150           442           -0-    2,782,592
                                          -----------   -----------   ----------   -----------


                                          $99,874,247   $   644,949    $ 841,554   $99,677,642
                                          ===========   ===========    =========   ===========

December 31, 1999
     U.S. Treasury securities .........   $ 4,488,848   $    14,590    $      -0-  $ 4,503,438
     U.S. Government corporate and
       agency obligations .............    23,241,125            -0-     833,264    22,407,861
     Obligations of state and political
       subdivisions ...................    30,099,492            -0-   1,002,061    29,097,431
     Corporate debt securities ........     7,221,929            -0-     306,826     6,915,103
     Mortgage backed securities .......    28,412,905         1,369    1,035,821    27,378,453
     Equity securities ................     1,764,100            -0-          -0-    1,764,100
                                          -----------   -----------  -----------   -----------
                                          $95,228,399   $    15,959  $ 3,177,972   $92,066,386
                                          ===========   ===========  ===========   ===========


         The amortized cost and fair value of securities as of December 31, 2000 by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities have been estimated based on the contractual maturity.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 3: (Cont'd)

                                                       Amortized         Fair
                                                          Cost          Value
             Due in one year or less ..............   $ 4,098,433   $ 4,094,312
             Due after one year through five years     22,715,825    22,902,821
             Due after five years through ten years    14,295,407    14,039,614
             Due after ten years ..................    55,982,432    55,858,303
             Equity securities ....................     2,782,150     2,782,592
                                                      -----------   -----------
                                                      $99,874,247   $99,677,642
                                                      ===========   ===========

         Proceeds from sale of available for sale securities during 2000, 1999, and 1998 were $10,878,642, $12,072,318 and $8,110,848, respectively.
         Gross gains realized on these sales were $34,820, $112,657, and $63,459, respectively. Gross losses on these sales were $14,339, $27,586, and $15,965, respectively. Net unrealized gains (losses) on securities available for sale included in accumulated other comprehensive income net of tax was $(129,759) and $(2,086,929) in 2000 and 1999, respectively.

         Securities with a carrying value of $31,261,000 and $26,823,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Note 4: Loans

         Loans are summarized as follows:

                                                  2000            1999
                                                  ----            ----
                    Commercial ...........   $ 22,370,358   $ 16,604,167
                    Real estate ..........    129,562,917    116,363,918
                    Consumer .............     20,251,754     19,428,313
                                             ------------   ------------
                               Total loans   $172,185,029   $152,396,398
                                             ============   ============

         A summary of the transactions in the allowance for loan losses is as follows:

                                               2000           1999          1998
Balance at beginning of year ..........   $ 1,755,629    $ 1,712,657    $ 1,675,887
Provision charged to operating expenses       240,000        240,000        190,000
Recoveries ............................        41,466         44,139         41,868
Loan charge-offs ......................      (118,906)      (241,167)      (195,098)
                                          -----------    -----------    -----------

Balance at end of year ................   $ 1,918,189    $ 1,755,629    $ 1,712,657
                                          ===========    ===========    ===========

         Information with respect to impaired loans as of and for the years ended December 31, 2000 and 1999 are as follows:

                                                     2000        1999
                                                      ----       ----
Loans receivable for which there is a related
  allowance for loan losses ....................   $253,200   $260,700
                                                   ========   ========

Related allowance for loan losses ..............   $ 74,000   $ 62,000
                                                   ========   ========

Average recorded balance on these impaired loans   $256,000   $263,000
                                                   ========   ========

Interest income on these impaired loans ........   $ 17,600   $ 14,300
                                                   ========   ========

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 4: (Cont'd)

         In addition, the Bank had other non-accrual loans of approximately $322,000 and $83,000 at December 31, 2000 and 1999, respectively, for which impairment had not been recognized. Interest income on these loans, which is recorded when received, amounted to $12,400 and $2,800 for the years ended December 31, 2000 and 1999, respectively.

         Interest income that would have been recorded under the original terms of the loan agreements amounted to $52,000 and $27,500 for the years ended December 31, 2000 and 1999, respectively.

         The Bank has no commitments to loan additional funds to borrowers with impaired or non-accrual loans.

         Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $615,149 at December 31, 2000 and $591,571 at December 31, 1999. Advances and repayments during 2000 totaled $142,975 and $119,397, respectively. These loans are made during the ordinary course of business at the Company's normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2000 and 1999.

Note 5: Premises and Equipment

         Premises and equipment at December 31, 2000 and 1999 are comprised of:

                                          2000           1999
                                          ----           ----
Land ............................   $   348,280    $   348,280
Building and improvements .......     3,580,672      3,551,492
Furniture, fixtures and equipment     3,368,457      3,084,455
                                    -----------    -----------
       Total ....................     7,297,409      6,984,227
       Accumulated depreciation .    (3,886,299)    (3,528,957)
                                    -----------    -----------
       Net ......................   $ 3,411,110    $ 3,455,270
                                    ===========    ===========


Note 6: Deposits

         The carrying amounts of deposits at December 31, 2000 and 1999 consisted of the following:

                                    2000            1999
                                    ----            ----
Demand - non-interest bearing   $ 27,290,399   $ 25,418,319
Demand - interest bearing ...     52,572,754     51,909,234
Savings .....................     49,615,123     36,018,082
Time - $100,000 and over ....     16,855,028     14,159,389
Time - less than $100,000 ...     84,405,925     87,919,267
                                ------------   ------------
                                $230,739,229   $215,424,291
                                ============   ============

         At  December   31,  2000  the  time   remaining  to  maturity  of  time
         certificates of deposit of $100,000 or more was as follows:

                                    2000
          Within 3 months ..   $ 2,700,000
          3 to 12 months ...     8,119,000
          One to three years     5,134,000
          Over three years .       902,028
                               -----------
               Total .......   $16,855,028
                               ===========

         Interest expense related to time deposits of $100,000 or more was $776,588 in 2000, $697,248 in 1999 and $659,044 in 1998.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 7: Short-term Borrowings

         Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2000 and 1999:

                                                     2000                                               1999
                                                           Maximum                                             Maximum
                                  Ending      Average     Month End    Average      Ending        Average     Month End     Average
                                  Balance     Balance      Balance        Rate     Balance        Balance      Balance         Rate
                                  -------     -------      -------        ----     -------        -------      -------         ----
      Federal funds
        purchased and
        securities sold
        under agreements to
        repurchase ........   $ 3,898,562   $ 4,169,915   $ 3,946,030      5.32%  $ 4,403,328   $ 3,639,276   $ 6,319,172      4.45%

      Federal Home Loan
        Bank ..............     2,865,000       471,817     5,570,000      6.21%      700,000       587,363     5,000,000      5.25%


      U.S. Treasury tax and       481,686       457,268     1,011,339      6.26%      747,193       464,921     1,070,527      4.48%
                              -----------   -----------   -----------      ----   -----------   -----------   -----------       ----

      Total ...............   $ 7,245,248   $ 5,099,000   $10,527,369      5.49%  $ 5,850,521   $ 4,691,560   $12,389,699      4.55%
                              ===========   ===========   ===========      ====   ===========   ===========   ===========       ====


         The Bank has an agreement with Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2000 and 1999, the Bank had a maximum borrowing capacity of $109,345,000 and $97,471,000, respectively. Advances on the flexible line of credit from the FHLB at December 31, 2000 and 1999 were $2,865,000 and $700,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

         Securities sold under repurchase agreements were under the Bank's control.

         The Bank has a line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- were outstanding at
         December  31,  2000  and  1999,  respectively.   These  borrowings  are
         unsecured.

Note 8:  Long-term Borrowings

         Long-term borrowings were comprised of three long-term borrowings from Federal Home Loan Bank (FHLB) as follows:

o A $5,000,000 term fund with a fixed rate of interest at 6.37% which matures in 2010. This note has a convertible option which allows FHLB, after 1 year, to change the note to an adjustable-rate advance at 3 month LIBOR plus 11 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

o A $2,500,000 term fund with a fixed rate of interest at 7.03% which matures in 2005. This note has a convertible option which allows FHLB, after 1 year, to change the note to an adjustable- rate advance at 3 month LIBOR plus 11 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

o A $5,000,000 term fund with a fixed rate of interest at 6.1% which matures 2010. This note has a convertible option which allows FHLB, after 3 years, to change the note to an adjustable-rate advance at 3 month LIBOR plus 1 point. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 8: (Cont'd)

o A $5,000,000 term fund with a rate of 5.93% which matures in 2005. This note has a convertible option which allows FHLB, after 6 months, to change the note to an adjustable-rate advance at 3 month LIBOR plus 2 points. In that event, the Bank has the option to prepay the loan without penalty. Interest only is payable monthly.

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

Note 9: Stock Purchase Plans

         A stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees was approved by the shareholders at the annual meeting held on April 25, 1998. The plan will be administered by a committee of the Board of Directors. Under the plan, 125,000 shares of common stock (adjusted for the 5-for-2 stock split on September 15, 1998) are reserved for possible issuance, subject to future adjustment in the event of specified changes in the Company's capital structure. Under the plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. Options granted during 2000, 1999 and 1998 expire in ten years.

         A summary of transactions under this plan were as follows:

                                 2000                       1999                            1998
                                     Weighted                    Weighted                         Weighted
                                      average                     average                          average
                         Options       price        Options        price            Options         price
                         -------       -----        -------        -----            -------         -----
Outstanding,
   beginning of year    27,913    $   23.24          21,060    $   22.20                  -0-    $     -0-
Granted ............     8,750        27.50           9,050        25.50               8,934        55.50
Stock split ........        -0-          -0              -0-          -0-             13,401        22.20
Exercised ..........    (2,495)       22.86          (1,750)       22.67                  -0-          -0-
Forfeited ..........    (1,275)       23.48            (447)       22.20              (1,275)       22.20
                        ------      -------          ------      -------          ----------        -----
Outstanding,
   end of year .....    32,893    $   24.38          27,913    $   23.24              21,060    $   22.20
                        ======      =======          ======      =======          ==========        =====

         The   following   summarizes   information   about  all  stock  options
outstanding at December 31, 2000:

                                           Weighted-Average
                                              Remaining            Options
           Exercise Price    Number        Contractual Life      Exercisable
           $   22.20        16,343           7.4 years           17,324
           $   25.50         7,800           8.4 years            7,800
           $   27.50         8,750           9.4 years            8,750


                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998



Note 9: (Cont'd)

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized for the Option Plan. Had compensation cost for the Option Plan been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 2000:

                      As Reported            Pro Forma
Net income: .......   $ 3,905,414          $   3,860,542
                      ===========          =============

Earnings per share:

     Basic ........   $      1.80          $        1.78
                      ===========          =============

     Fully diluted    $      1.80          $        1.78
                      ===========          =============

         For the purposes of the pro forma calculations, the fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 2000:

Dividend yield ........       2.49%
Expected volatility ...         24%
Risk-free interest rate       6.51%
Expected lives ........     6 years

         During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase plan. Under the plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Stockholders purchased 11,880 and 2,527 shares in 2000 and 1999, respectively, through the Plan.

Note 10: Income Taxes

         The components of the provision for income tax are as follows:

                                           2000           1999         1998
                                           ----           ----         ----
 Federal
    Currently payable ................   $ 1,166,903    $ 1,146,408    $   940,561
    Deferred tax (benefit) ...........       (70,299)       (31,870)       (36,757)
                                         -----------    -----------    -----------
        Total provision for income tax   $ 1,096,604    $ 1,114,538    $   903,804
                                         ===========    ===========    ===========

         The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset included in other assets in these consolidated financial statements. The components of the net deferred tax assets at December 31, 2000 and 1999 are as follows:

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 10: (Cont'd)

                                                                       2000            1999
                                                                       ----            ----
              Deferred tax asset:
                 Allowance for loan losses ......................   $   523,981   $   468,711
                 Deferred loan fees .............................        25,251        38,601
                 Deferred compensation ..........................        77,474        77,474
                 Unrealized loss on available for sale securities        66,846     1,075,085
                 Other ..........................................        27,497            -0-
                                                                        721,049     1,659,871
                                                                    -----------   -----------
              Deferred tax liability:
                 Other, net .....................................           -0-          (882)
                                                                    -----------   -----------
                    Total .......................................           -0-          (882)
                                                                    -----------   -----------

              Net deferred tax asset ............................   $   721,049   $ 1,658,989
                                                                    ===========   ===========

         A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31, are as follows:

                                          2000             1999           1998
                                          ----             ----           ----
Provision at statutory rate .......   $ 1,700,686    $ 1,666,464    $ 1,465,120
Tax exempt interest ...............      (654,034)      (618,210)      (642,312)
Non-deductible interest ...........        97,440         82,639         88,540
Other, net ........................       (47,488)       (16,355)        (7,544)
                                      -----------    -----------    -----------
     Net provision for income taxes   $ 1,096,604    $ 1,114,538    $   903,804
                                      ===========    ===========    ===========


Note 11: Pension Plan and Other Employee Benefit Plans

         The Bank has an employee stock ownership plan covering substantially all employees. Contributions to the plan are at the discretion of the Board of Directors. Employer contributions are allocated to participant accounts based on their percentage of total compensation for the plan year. Shares of Bank stock owned by the plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2000, 1999, and 1998, contributions to the plan charged to operations were $76,667, $72,442 and $67,931, respectively.

         The Bank also  maintains a profit  sharing plan under the provisions of
         Section 401 (k) of the Internal Revenue Code. The plan covers substantially all employees who have completed one year of service. Contributions to the plan by the Bank equal 50% of the employee contribution up to a maximum of 6% of annual salary. During 2000, 1999 and 1998, employer contributions to the plan charged to operations were $44,409, $39,071 and $37,499, respectively.

         The Bank has an agreement with its chief executive officer to establish an excess benefit retirement plan. The plan is a non-qualified Deferred Compensation Plan in which the Bank is not required to establish a reserve. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of the chief executive officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions upon the death of the officer. The cost charged to operations was $-0-, $22,581 and $23,304, for the years ended December 31, 2000, 1999 and 1998, respectively.

         In June, 2000, the Bank terminated a noncontributory pension plan covering eligible employees. The plan assets in excess of the projected benefit obligation were allocated to the plan's eligible participants and the prepaid pension cost of $37,490 was charged to expense.

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998



Note 12: Commitments and Contingencies

         Commitments

         The Bank is obligated under non-cancelable lease agreements for certain bank premises expiring in September 2028. The leases contain a renewal option and provide that the Bank pay property taxes, insurance and maintenance costs.

         The following is a schedule by years of future minimum lease payments required under this non-cancelable lease:

 Years ended December 31
                2001   $ 17,760
                2002     17,760
                2003     18,720
                2004     21,600
                2005     21,600
   2006 through 2008     59,400
                         ------
                        $156,840

         Total rent expense was $17,760, $17,760 and $13,440 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Contingencies:
         -------------

         The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits are without merit and should not result in judgments, which in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.

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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998


Note 13: (Cont'd)

         The contract or notional amounts at December 31, 2000 and 1999 were as follows:

                                    2000           1999
                                    ----           ----
Commitments to extend credit   $12,098,523   $ 9,878,407
Standby letters of credit ..       540,410       446,910
                               -----------   -----------
                               $12,638,933   $10,325,317

         The Bank grants commercial, consumer and residential loans to customers primarily in the Susque- hanna/Wyoming County, PA and Broome County, NY areas. Of the total loan portfolio, 75% is for real estate loans, principally residential. It is the opinion of management that this high concentration does not pose any adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

Note14:  Regulatory Matters

         The Company is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Company may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $5,020,000, plus an additional amount equal to the net profit for 2001, up to the date any such dividend is declared.

         Under Federal Reserve regulations, the Bank is limited as to the amount it may lend to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2000, the maximum amount available for transfer from the Bank to the Company in the form of loans approximated 20% of capital stock and surplus.

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

         Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and Bank's actual capital ratios as of December 31, 2000 and 1999, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998


  Note 14: (Cont'd)

                                                                                                          To Be Well
                                                                            For Capital             Capitalized Under Prompt
                                                    Actual                Adequacy Purposes       Corrective Action Provisions
                                              Amount      Ratio           Amount      Ratio           Amount       Ratio
                                              ------      -----           ------      -----           ------       -----
         As of December 31, 2000:

         Total capital (to risk weighted assets):
     Consolidated .......................   $30,015,000   16.99%        $14,133,000    8.00%        $17,666,000    10.00%
     Peoples National Bank ..............   $29,567,000   16.75%        $14,123,000    8.00%        $17,654,000    10.00%
Tier 1 capital (to risk weighted assets):
     Consolidated .......................   $28,097,000   15.90%        $ 7,067,000    4.00%        $10,600,000     6.00%
     Peoples National Bank ..............   $27,649,000   15.66%        $ 7,062,000    4.00%        $10,593,000     6.00%
Tier 1 capital (to average assets):
     Consolidated .......................   $28,097,000   10.04%        $11,193,000    4.00%        $13,991,000     5.00%
     Peoples National Bank ..............   $27,649,000    9.88%        $11,193,000    4.00%        $13,991,000     5.00%


As of December 31, 1999:

Total capital (to risk weighted assets):
      Consolidated .......................   $27,509,000   18.15%        $12,127,000    8.00%        $15,159,000    10.00%
     Peoples National Bank ..............   $26,989,000   17.62%        $12,252,000    8.00%        $15,315,000    10.00%
Tier 1 capital (to risk weighted assets):
     Consolidated .......................   $25,753,000   16.99%        $ 6,064,000    4.00%        $ 9,095,000     6.00%
     Peoples National Bank ..............   $25,233,000   16.48%        $ 6,126,000    4.00%        $ 9,189,000     6.00%
Tier 1 capital (to average assets):
     Consolidated .......................   $25,753,000   10.02%        $10,280,000    4.00%        $12,849,000     5.00%
     Peoples National Bank ..............   $25,233,000    9.82%        $10,280,000    4.00%        $12,849,000     5.00%



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

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

  Note 15: (Cont'd)
                  Long-term borrowings: The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

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

         The estimated fair values of the Company's financial instruments are as follows:

                                             December 31, 2000             December 31, 1999
                                        Carrying             Fair     Carrying            Fair
                                         Amount             Value      Amount            Value
Financial assets:
      Cash and due from banks ....   $  5,507,116   $  5,507,116   $  3,372,554   $  3,372,554
      Interest-bearing deposits in
        other banks ..............      2,090,181      2,090,181      4,095,992      4,095,992
      Investment securities ......     99,677,642     99,677,642     92,066,386     92,066,386
      Loans, net .................    170,261,557    170,371,809    150,630,013    150,068,867
      Accrued interest receivable       2,361,879      2,361,879      1,995,981      1,995,981

                                        December 31, 2000             December 31, 1999
                                    Carrying             Fair     Carrying            Fair
                                     Amount             Value      Amount            Value
Financial liabilities:
      Deposits ...............   $230,739,229   $230,347,908   $215,424,291   $215,392,353
      Short-term borrowings ..      7,245,248      7,245,248      5,850,521      5,850,521
      Accrued interest payable        853,442        853,442        717,941        717,941
      Long-term borrowings ...     17,500,000     17,558,939     12,000,000     11,949,679

        The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 16: Parent Company

         The following is financial information for Peoples Financial Services Corp. (Parent Company only):

         Balance Sheets

                                              December 31,      December 31,
                                                  2000             1999
                                                  ----             ----
Assets:
    Cash ....................................   $    27,438   $   106,941
     Investment in bank subsidiary ..........    30,404,247    26,289,255
     Investment securities available for sale       500,000       500,000
     Accrued interest receivable ............        22,500        21,000
                                                -----------   -----------
          Total assets ......................   $30,954,185   $26,917,196
                                                ===========   ===========

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 16: (Cont'd)

                                                       December 31,    December 31,
                                                              2000            1999

         Liabilities:
     Due to subsidiary .............................        100,846         105,722
     Other liabilities
                                                              1,600           1,600
                                                       ------------    ------------
          Total liabilities ........................        102,446         107,322
                                                       ------------    ------------

Stockholders' equity:
     Common stock ..................................      4,455,000       4,455,000
     Surplus .......................................      4,610,969       4,512,333
     Retained earnings .............................     23,544,060      20,979,861
     Accumulated other comprehensive income (loss) .       (129,759)     (2,086,929)
     Less:  Treasury stock .........................     (1,628,531)     (1,050,391)
                                                       ------------    ------------
          Total stockholders' equity ...............     30,851,739      26,809,874
                                                       ------------    ------------

          Total liabilities and stockholders' equity   $ 30,954,185    $ 26,917,196
                                                       ============    ============

         Statements of Income

                                                   2000            1999            1998
                                                   ----            ----            ----
Dividends from bank subsidiary .............   $ 1,741,216   $ 1,479,062    $ 1,595,407
Other income ...............................        46,500        45,000         21,000
Other expenses .............................        36,841        46,213         51,174
                                               -----------   -----------    -----------

       Income before taxes and equity in
          undistributed income of subsidiary     1,750,875     1,477,849      1,565,233

Provision for income tax (benefit) .........         3,284          (412)       (10,259)
                                               -----------   -----------    -----------

       Income before equity in undistributed
          income of subsidiary .............     1,747,591     1,478,261      1,575,492

Equity in undistributed income of
   subsidiary ..............................     2,157,823     2,308,567      1,829,881
                                               -----------   -----------    -----------

            Net income .....................   $ 3,905,414   $ 3,786,828    $ 3,405,373
                                               ===========   ===========    ===========

         Statements of Cash Flows

                                                   2000           1999           1998
                                                   ----           ----           ----
         Cash flows from operating activities:
Net income ..................................   $ 3,905,414    $ 3,786,828    $ 3,405,373
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Undistributed earnings of subsidiary ...    (2,157,823)    (2,308,567)    (1,829,881)
     Increase (decrease) in due to subsidiary        (4,875)          (800)        40,915
     Increase in accrued interest
        receivable ..........................        (1,500)            -0-       (21,000)
     Increase in other liabilities ..........            -0-         1,600             -0-
                                                -----------    -----------    -----------

  Net cash provided by operating
    activities ..............................     1,741,216      1,479,061      1,595,407
                                                -----------    -----------    -----------

                 PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                        DECEMBER 31, 2000, 1999 AND 1998

Note 16: (Cont'd)

         Statements of Cash Flows (Cont'd)
                                                    2000           1999            1998
                                                    ----           ----            ----
     Purchase of available for sale
       securities ..........................           -0-            -0-       (500,000)
                                               -----------    -----------    -----------

Cash flows from financing activities:

     Cash dividends paid ...................    (1,341,215)    (1,129,062)      (995,407)
     Proceeds from sale of treasury stock ..       179,004        109,168            -0-
     Purchase of treasury stock ............      (658,508)      (354,355)      (199,096)
                                               -----------    -----------    -----------

       Net cash used by financing activities    (1,820,719)    (1,374,249)    (1,194,503)
                                               -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents ..............................       (79,503)       104,812        (99,096)

Cash and cash equivalents, beginning
   of year .................................       106,941          2,129        101,225
                                               -----------    -----------    -----------

Cash and cash equivalents, end of year .....   $    27,438    $   106,941    $     2,129
                                               ===========    ===========    ===========



ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

On February 28, 2001, the Board of Directors of the Company approved the engagement of the accounting firm of Beard Miller Company LLP as their independent accountants to replace Prociak & Associates, LLC. Information pertaining to this change can be found in the previously submitted 8-K dated March 7, 2001, and the 8-K/A dated March 12, 2001 and March 16, 2001.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 7, 2001.

ITEM 11  EXECUTIVE COMPENSATION

                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 7, 2001.

ITEM 12  SHARE OWNERSHIP OF MANAGEMENT AND DIRECTORS

                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 7, 2001.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 7, 2001.

PART IV

ITEM 14  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules can be found under Item 8 of this report.

(b)      Exhibits  required  by Item 601 of  Regulation  S-K that  have previously been filed are as follows:
                    (3.1) Articles of Incorporation of Peoples Financial Services Corp.
                    (3.2) By laws of Peoples Financial Service Corp. as amended in the 10-Q filed August 16, 1999
                    (10.1)    Agreement dated January 14, 1997, between John
                              W. Ord and Peoples Financial Services Corp.
                    (10.2) Excess Benefit Plan dated January 14, 1992, for John W. Ord.
                    (10.4) Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.
                    (21)      Subsidiaries of Peoples Financial Services
                              Corp.
                    (23)      Consent of Independent Auditors

(c) Other events and reports on Form 8-K or 8-K/A that have been previously filed are as follows: Amended submission of 8-K dated March 7, 2001, regarding change in accountants , resubmitted on March 16, 2001 Amended submission of 8-K dated March 7, 2001, regarding change in accountants , resubmitted on March 12, 2001 Letter of Peoples Financial Services Corp. regarding change in accountants dated March 7, 2001, previously submitted as

Exhibit 16
        Peoples Financial Services Corp. amended by-laws dated February 9, 2001, previously submitted as Exhibit 99.006
        Press Release of Peoples Financial Services Corp. dated January 2, 2001, previously submitted as Exhibit 99.005
        Press Release of Peoples Financial Services Corp.dated November 6, 2000, previously submitted as Exhibit 99.004
        Press Release of Peoples Financial Services Corp. dated July 18, 2000, previously submitted as Exhibit 99.003
        Press Release of Peoples Financial Services Corp. dated May 5, 2000, previously submitted as Exhibit 99.002
        Press Release of Peoples Financial Services Corp.dated January 27, 2000, previously submitted as Exhibit 99.001
        Press Release of Peoples Financial Services Corp dated October 27, 1999, previously submitted as Exhibit 99.4
        Press Release of Peoples Financial Services Corp. dated July 22, 1999, previously submitted as Exhibit 99.3
        Press Release of Peoples Financial Services Corp. dated May 5, 1999, previously submitted as Exhibit 99.2
        Press Release of Peoples Financial Services Corp. dated April 15, 1999, previously submitted as Exhibit 99.1
        Press Release of Peoples  Financial  Services
        Corp. dated February 9, 1999, previously submitted as Exhibit 99.1 Press Release of Peoples Financial Services Corp. dated August 28, 1998, previously submitted as Exhibit 99.1

The Corporation filed a Form S-3 on July 30, 1999.

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




         Russell Shurtleff
         Russell Shurtleff, Member, Board of Directors