Form 10-Q
period 2001-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2001-05-15
CIK 1056943

5

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

               Number of shares outstanding as of March 31, 2001

COMMON STOCK ($2 Par Value)                                  2,133,021
---------------------------                        --------------------------
       (Title of Class)                                 (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001

Contents
PART I.     FINANCIAL INFORMATION                                  Page No.
Item 1.       Financial Statements

                Consolidated Statements of Financial
                  Condition as of March 31, 2001
                  (Unaudited) and December 31, 2000                    3

                  Consolidated Statements of Income
                  (Unaudited) for the Three Months
                  Ended March 31, 2001 and 2000                        4

                  Consolidated Statements of Comprehensive
                  Income (Unaudited) for the Three Months
               Ended March 31, 2001 and 2000                           5

                  Consolidated Statements of Shareholders'
                  Equity (Unaudited) for the Three Months
               Ended March 31, 2001 and 2000                           6

                  Consolidated Statements of Cash Flows
                  (Unaudited) for the Three Months
                  Ended March 31, 2001 and 2000                        8

                  Notes to Consolidated Statements                     10

Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        12
Item 3.      Quantitative and Qualitative Disclosure
                  About Market Risks                                   19

PART II.   OTHER INFORMATION                                           19

Item 1.       Legal Proceedings                                        19
Item 2.       Changes in Securities                                    19
Item 3.       Defaults in Senior Securities                            19
Item 4.       Submission of Matters for Security Holder Vote           19
Item 5.       Other Information                                        19
Item 6.       Exhibits and Reports on Form 8-K                         20

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      March 31, 2001 and December 31, 2000
                                   (UNAUDITED)

(In thousands, except per share data)
ASSETS:                                                 MAR 2001       DEC 2000
Cash and Due from Banks ..........................     $   5,040      $   5,507
Interest Bearing Deposits with Other Banks .......         3,083          2,090
Federal Funds Sold ...............................         2,420              0
Securities Available for Sale ....................        94,858         99,678
Loans ............................................       173,317        172,185
Less:  Unearned Income ...........................            (4)            (6)
         Allowance for Loan Loss .................        (1,928)        (1,918)
Loans, Net .......................................       171,385        170,261
Bank Premises and Equipment, Net .................         3,343          3,411
Accrued Interest Receivable ......................         2,205          2,362
Other Assets .....................................         4,167          4,315
TOTAL Assets .....................................     $ 286,501      $ 287,624
LIABILITIES
Deposits, Non-Interest Bearing ...................     $  27,281      $  27,290
Deposits, Interest Bearing .......................       204,298        203,449
Total Deposits ...................................       231,579        230,739
Accrued Interest Payable .........................           818            853
Short-term Borrowings ............................         3,799          7,245
Long-term Borrowings .............................        17,500         17,500
Other Liabilities ................................           678            435
TOTAL Liabilities ................................       254,374        256,772
SHAREHOLDERS' EQUITY
Common Stock * ...................................         4,455          4,455
Surplus ..........................................         4,611          4,611
Treasury Stock at Cost ...........................        (2,030)        (1,628)
Undivided Profit .................................        24,319         23,544
Accumulated Other Comprehensive Income ...........           772           (130)
TOTAL Shareholders' Equity .......................        32,127         30,852
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......     $ 286,501      $ 287,624

*Common Stock, par value $2 per share,12,500,000 shares authorized: 2,133,021 and 2,172,029 shares issued and outstanding at March 31, 2001 and March 31, 2000, respectively

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share data)
                                                             Three Months Ended
                                                             March 31, March 31,
INTEREST INCOME:                                               2001       2000
                                                               ----       ----
Interest and Fees on Loans .............................      $3,650      $3,201
Interest Investments, Taxable ..........................       1,063       1,033
           Tax Exempt ..................................         391         378
           Dividends ...................................          23          21
Interest on Federal Funds Sold .........................           1           2
Interest on Deposits of Other Banks ....................          50          23
TOTAL Interest Income ..................................       5,178       4,658
Interest on Deposits ...................................       2,320       2,103
Interest on Borrowed Funds .............................         354         231
TOTAL Interest Expense .................................       2,674       2,334
Net Interest Income ....................................       2,504       2,324
Provision for Loan Losses ..............................          20          60
Net Interest Income, after Loan Loss Provision .........       2,484       2,264
OTHER INCOME:
Service Charges and Fees ...............................         249         260
Gains on Security Sales ................................          29           2
Other Operating Income .................................          79          70
TOTAL Other Income .....................................         357         332
OTHER EXPENSES:
Salaries and Benefits ..................................         610         724
Occupancy Expenses .....................................          74          87
Furniture and Equipment Expense ........................          99          92
FDIC Insurance and Assessments .........................          30          29
Professional Fees and Outside Services .................          49          41
Computer Services and Supplies .........................          74          82
Taxes, Other Than Payroll and Income ...................          67          65
Other Operating Expenses ...............................         327         307
Total Non-Interest Expense .............................       1,330       1,427
Income Before Income Taxes .............................       1,511       1,169
Provision for Income Taxes .............................         370         273
Net Income .............................................      $1,141      $  896
Net Income Per Share, Basic ............................      $ 0.53      $ 0.41
Net Income Per Share, Diluted ..........................      $ 0.53      $ 0.41

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
(In thousands)                                              March 31,  March 31,
                                                               2001       2000
Net Income .............................................      $1,141      $  896
Other Comp Income (loss):
Unrealized Holding Gains/Losses on Securities ..........       1,396         114
Less: Reclassification Adjustment ......................          29           2
Other Comp Income (loss) before tax ....................       1,367         112
Federal Income Tax Expense (benefit) ...................         465          38
Other Comp Income (loss) ...............................         902          74
TOTAL Comp Income ......................................      $2,043      $  970


                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


(In thousands)
                                                                                              Accumulated
                                                                                                 Other
                                                               Common    Surplus   Undivided Comprehensive      Treasury     Total
                                                               Stock                Profit       Income          Stock
 Balance, December 31, 1999 ..............................   $  4,455   $  4,512   $ 20,980      $ (2,087)     $ (1,050)   $ 26,810
Net Income ...............................................          0          0        896             0             0         896
Cash Dividends Paid, 2000 ($0.15 per share) ..............          0          0       (325)            0             0        (325)
Treasury Stock Purchase ..................................          0          0          0             0             0           0
Treasury Stock Issued for DRIP and Stock Option Plan .....          0         14          0             0            14          28
Change in unrealized gain/loss on securities available for
sale, net of deferred income taxes .......................          0          0          0            74             0          74
 Balance, March 31, 2000 .................................   $  4,455   $  4,526   $ 21,551      $ (2,013)     $ (1,036)   $ 27,483

 Balance, December 31, 2000 ..............................   $  4,455   $  4,611   $ 23,544      $   (130)     $ (1,628)   $ 30,852
Net Income ...............................................          0          0      1,141             0             0       1,141
Cash Dividends Paid, 2001($0.17 per share) ...............          0          0       (366)            0             0        (366)
Treasury Stock Purchase ..................................          0          0          0             0          (402)       (402)
Treasury Stock Issued for DRIP and Stock Option Plan .....          0          0          0             0             0           0
Change in unrealized gain/loss on securities available for
sale, net of deferred income taxes .......................          0          0          0           902             0         902
 Balance, March 31, 2001 .................................   $  4,455   $  4,611   $ 24,319      $    772      $ (2,030)   $ 32,127


                        PEOPLES FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)                                                                          Three Months Ended
                                                                                   March 31,           March 31,
                                                                                      2001                2000

Cash Flows from Operating Activities
Net Income ....................................................................    $  1,141            $    896
Adjustments:  Depreciation and amortization ...................................          96                 150
                  Provision for Loan Losses ...................................          20                  60
                 Gain/Loss on sale of equipment ...............................           0                   2
                 Gain/loss on sale of other real estate .......................           0                   0
Amortization of securities' premiums and accretion of discounts ...............          16                  28
Gains on sales of investment securities, net ..................................         (29)                 (2)
Increase in accrued interest receivable .......................................         157                 199
Increase/Decrease in other assets .............................................        (287)               (267)
Increase/Decrease in accrued interest payable .................................         (35)                (28)
Increase/Decrease in other liabilities ........................................         243                 243
Net cash provided by operating activities .....................................       1,322               1,281
Cash Flows from investing activities
Proceeds from sale of available for sale securities ...........................       4,001                 945
Proceeds from maturities of available for sale securities .....................       4,461                 295
Purchase of available for sale securities .....................................      (3,022)             (3,330)
Principal payments on mortgage-backed securities ..............................         760                 742
Net increase in loans .........................................................      (1,198              (5,228)
Proceeds from sale of premises and equipment ..................................           0                   2
Purchase of premises and equipment ............................................         (28)                (93)
Proceeds from sale of other real estate .......................................          24                   0
Purchase of intangible assets .................................................           0                   0
Net cash used in investing activities .........................................       4,998              (6,667)
Cash flows from financing activities
Cash dividends paid ...........................................................        (366)               (325)
Increase in deposits ..........................................................         840               4,562
Net Increase/Decrease in short-term borrowing .................................      (3,446)                 72
Purchase of treasury stock ....................................................        (402)                 28
Net cash provided by financing activities .....................................      (3,374)              4,337
Net Increase/Decrease in cash/cash equivalents ................................       2,946              (1,049)
Cash and cash equivalents, beginning of year ..................................       7,597               7,469
Cash and cash equivalents,end of year .........................................      10,543               9,420
Supplemental disclosures of cash paid
Interest Paid .................................................................       2,709               2,334
Income Taxes Paid .............................................................         377                   0
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure .......................          54                   8
Increase/Decrease in unrealized gain/loss on securities avail for sale ........    $  1,367            $    112


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

In the opinion of management, the accompanying consolidated financial statements for the three-month period ended March 31, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2001, is not necessarily the result to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                        March 31,      March 31,
                                                          2001            2000
Net income applicable to common stock ............     $1,141,000     $  896,000
Weighted average common shares outstanding .......      2,137,640      2,170,655
Effect of dilutive securities, stock options .....              0              0
Weighted average common shares outstanding
used to calculated diluted earnings per share ....      2,137,640      2,170,655
Basic earnings per share .........................     $     0.53     $     0.41
Diluted earnings per share .......................     $     0.53     $     0.41

3.       RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities
SFAS No. 133

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities". This statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and require that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. This statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted the statement on January 1, 2001. The adoption of the statement did not have a significant impact on the financial condition or results of operations of the Company.



Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
SFAS No. 140

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this statement will not have a significant impact on the Company.










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


FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2001, cash, federal funds sold, and deposits with other banks totaled $10.543 million; an increase of $2.946 million compared to $7.597 million at December 31, 2000.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. The recent decline in interest rates has improved liquidity. The current sources of funds will enable the Corporation to meet cash obligations as they come due.


Investments:

Investments totaled $94.858 million on March 31, 2001, decreasing $4.820 million as compared to the December 31, 2000, total of $93.495 million. The decline in investment in the first quarter was offset with an increase in Fed funds of $2.420 million, an increase in deposits with other banks of $1 million, and an increase in loans of $1.1 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of shareholders' equity. The carrying value of investments at March 31, 2001, includes an unrealized gain of $1,170,000 reflected as accumulated other comprehensive income of $772,000 in shareholders' equity, net of deferred income taxes of $398,000. This compares to an unrealized loss of $197,000 at December 31, 2000, reflected as accumulated other comprehensive loss of $130,000, net of deferred income taxes of $67,000.

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


Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term and long-term borrowings at March 31, 2001, were $21.299 million as compared to $24.745 million on December 31, 2000, showing a decrease of $3.446 million. Long-term borrowings of $17,500 million at March 31, 2001, and December 31, 2000, are term funds from the FHLB under various notes. The Bank has not taken any additional long term borrowings in the first quarter of 2001. The last term agreement was taken on November 17, 2000, for $5,000,000 to renew an expiring agreement.

Loans:
The Bank's loan volume has continued to be steady through the first quarter of 2001. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.

On March 31, 2001, net loans totaled $171.385 million as compared to $170.261 million on December 31, 2000. The loan to deposit ratio was 74.00% on March 31, 2001, as compared to 73.79% on December 31, 2000. During the first quarter of 2001 net loans grew $1.124 million as compared to $5.225 million in the same quarter of 2000.

Deposits:

Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at March 31, 2001, were $231.579 million as compared to $230.739 million at December 31, 2000. Although in the past year we are not the highest payer for deposits in our market area, our deposit growth has remained steady. Deposits for the first quarter 2001 increased $840 thousand.

Capital:

The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of March 31, 2001, regulatory capital to total assets was 9.96% as compared to 9.77% on December 31, 2000. The Company purchases PFIS stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for our dividend reinvestment plan. In the first quarter of 2001 the Company purchased 16,814 shares at a total of $402,000.


The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 15.96% and the total capital ratio to total risk weighted assets ratio is 16.88% at March 31, 2001. The Corporation is deemed to be well-capitalized under regulatory standards.

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

(In thousands)
                                                              Maturity or Repricing In:
                                         3 Months    3-6 Months   6-12 Months   1-5 Years Over 5 Years
RATE SENSITIVE ASSETS
Loans ................................     25,415       10,578       19,341       67,466      50,513
Securities ...........................     19,266        9,865        8,493       34,031      26,312
Federal Funds Sold ...................      2,424            0            0            0           0
Total Rate Sensitive Assets ..........     47,101       20,443       27,834      101,497      76,825
Cummulative Rate Sensitive Assets ....     47,101       67,544       95,378      196,875     273,700
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ............      6,794            0            0            0      12,501
Money Market Deposits ................     23,931        1,249            0            0       6,244
Regular Savings ......................     25,043           29          393            5      25,672
CDs and IRAs .........................     18,063       21,745       27,338       32,488       2,803
Short-term Borrowings ................      3,799            0            0            0           0
Long-term Borrowings .................     12,500            0            0        5,000           0
Total Rate Sensitive Liabilities .....     90,130       23,023       27,731       37,493      47,220
Cummulative Rate Sensitive Liabilities     90,130      113,153      140,884      178,377     225,597

Period Gap ...........................    (43,029)      (2,580)         103       64,004      29,605
Cummulative Gap ......................    (43,029)     (45,609)     (45,506)      18,498      48,103
Cummulative RSA to RSL ...............      52.26%       59.69%       67.70%      110.37%     121.32%
Cummulative Gap to Total Assets ......     (15.00)%     (15.90)%     (15.86)%       6.45%      16.77%

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income after loan loss provision increased by $220 thousand or 9.72% for the three months ended March 31, 2001, as compared to the same period in 2000. Earning assets decreased $275 thousand or 0.1% for March 31, 2001, as compared to December 31, 2000 and increased $18.830 million from March 2000 to March 2001, a 7.39% increase. During the quarter declining interest rates caused deposit costs and borrowing costs to decrease and loan investment income has not decreased as quickly. The result is a better margin for this quarter.

The earning assets of the Bank create income in two categories:
|X|      Interest and fees on loans
|X|      Interest on investments
Interest and fees on loans for the three-months ended March 31, 2001, totaled $3.650 million, reflecting increases of $449 thousand or 14.03% over the comparable period in 2000. The loan portfolio grew $15.66 million from a total of $157.657 million in March 2000 to $173.317 million in March 2001 which is an increase of 9.9%.

Interest on investments for the three-months ended March 31, 2001, totaled $1.528 million which reflects increases of $71 thousand or 4.87% over the comparable period in 2000. The investment assets have increased by $3.170 million over the March 2000 total of $97.191 million which is an increase of 3.26%. The higher income percentage growth over the portfolio growth is a by-product of still maintaining some advantage from the 2000 higher interest rate environment.

The other side of the net interest margin is our interest costs.

Interest expense for the three-months ended March 31, 2001, totaled $2.674 million compared to $2.334 million in 2000, reflecting an increase of $340 thousand or 14.57% over the comparable period in 2000. The deposit and borrowing base of this cost grew $14.320 million or 6.7% from $211.277 million on March 31, 2000 to $225.597 million on March 31, 2001.


Provision for Loan Loss:

The provision for loan loss for the first quarter ending March 31, 2001 showed a decrease of $40 thousand from the corresponding period in 2000. In 2001 only $20 thousand has been set aside for loan provision compared to $60 thousand in 2000. First quarter 2001 charge-offs totaled $15,361 while net charge-offs totaled $9,703 as compared to $3,984 and $1,498 respectively for the same period in 2000.

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


Other Income:

 Total other income increased $25 thousand when comparing the first three months of 2001 to the first three months of 2000. Service Charge Fee Income is down $11 thousand for the first three months. Gains and losses on security sales are $27 thousand more this year when comparing first quarter 2000 to 2001. Other operating income is up $9 thousand over the first three months of 2000. T.H.E. commissions on investment and Private Business products are contributing to other income.


Other Operating Expenses:

 Non-interest expense went down by $97 thousand during the first three months of 2001 as compared to the first three months of 2000. Furniture and equipment expenses are slightly higher comparing $92 thousand in 2000 to $99 thousand in 2001. Professional and legal fees also are slightly more with a total of $49 thousand for the first quarter of 2001 compared to $41 thousand in 2000. Employee salaries, the largest component of non-interest, decreased $114 thousand for the first quarter of 2001 compared to the first quarter of 2000. The decrease is due to an employee profit sharing discretionary expense accrual in 2000 that was not provided in 2001.

Income Tax Provision:

The income tax provision was $370 thousand and $273 thousand for the three-month periods ended March 31, 2001 and March 31, 2000 respectively.


PRIVACY

The Board of Directors adopted a Privacy Policy on March 28, 2001, to establish a formal and documented standard to serve as a specific guide for management and staff to use to ensure controls for the protection of consumer data as required under the law.


ANNUAL MEETING

The 2001 Annual Shareholders' Meeting was held on April 21, 2001, at the Montrose Bible Conference.

Carl Pease welcomed everyone and introduced Russ Shurtleff, Chairman of the meeting. Chairman Shurtleff appointed Debra Dissinger to serve as secretary of the meeting and he called the 2001 meeting of shareholders to order. He announced that proof of due notice of this meeting, along with a certified list of shareholders, had been given by the Company's Transfer Agent. He then appointed Wendi Gordon to act as Judge of Election, Jenny Neira as the Proxy and declared an existence of a quorum for the meeting.

A motion was made by Frank O'Connor to dispense with the reading of the minutes of the last annual meeting. The secretary then read the "Notice of the Annual Meeting." Chairman Shurtleff then introduced the members of the Board of Directors and the Associate Board Members.

Chairman Shurtleff followed with the announcement of the business for this meeting: election of two Class III Directors - Gerald R. Pennay and Thomas F. Chamberlain; and ratification of appointment by the Board of Beard Miller Company LLP, Certified Public Accountants and Consultants, as independent auditors for the year-ending December 31, 2001. Chairman Shurtleff entertained a motion by Francis O'Connor to nominate the above slate of directors for election at the 2001 Annual Meeting. The floor was then open for questions concerning these items. There were no questions.

The floor was then open for any shareholder who had not previously delivered a proxy to do so then. The tabulations by the Judge of Election and the proxy began.

Chairman Shurtleff introduced Joe Ferretti, Chief Credit Officer who spoke of the loan function at Peoples, he then introduced Wayne Whipple, Chief Sales Officer who spoke about the Bank's sales strategy and future plans. Wayne introduced Debbie Dissinger, Chief Operations Officer, who spoke about her areas of responsibility with emphasis on Human Resources. She then introduced Jack Ord, President & CEO. Jack spoke about the great year that our Bank had, current stock information, and the changes that have occurred over the years.

Chairman Shurtleff reported that the Judge of Election and Proxy had completed the voting tabulations.

The Secretary of the Meeting gave the results of the voting.

On the basis of that report, Chairman Shurtleff declared that Gerald R. Pennay and Thomas F. Chamberlain were elected for a three-year term and Beard Miller Company LLP, had been ratified as the independent auditors for the year-ending December 31, 2001.


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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

On February 28, 2001, the Board of Directors approved the engagement of Beard Miller Company LLP as accountants for the Bank and the Company for fiscal year 2001.

At a special meeting of Peoples Financial Services Corp and the regular meeting of Peoples National Bank on February 28, 2001, the Board of Directors adopted a resolution to change the name of the Bank from "Peoples National Bank of Susquehanna County" to "Peoples National Bank". This request was forwarded to legal counsel, David Schwartz, Esquire of Stevens & Lee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

Reports on Form 8-K that have been previously filed are as follows:
Amended submission of 8-K dated March 7, 2001, regarding change in accountants , resubmitted on March 16, 2001

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

PEOPLES FINANCIAL SERVICES CORP



By/s/ Debra E. Dissinger
Debra E. Dissinger, Executive Vice president/COO