Form 10-Q
period 2001-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2001-08-13
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of June 30, 2001

COMMON STOCK ($2 Par Value)                      2,119,084
      ---------------------------       --------------------------
           (Title of Class)                  (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                       For the Quarter Ended June 30, 2001

Contents
PART I.     FINANCIAL INFORMATION                                  Page No.
Item 1.     Financial Statements

            Consolidated Statements of Financial
            Condition as of June 30, 2001
            (Unaudited) and December 31, 2000                        3

            Consolidated Statements of Income
            (Unaudited) for the Six Months and Three Months
            Ended June 30, 2001 and 2000                             4

            Consolidated Statements of Comprehensive
            Income (Unaudited) for the Six Months
            Ended June 30, 2001 and 2000                             5

            Consolidated Statements of Shareholders'
            Equity (Unaudited) for the Six Months
            Ended June 30, 2001 and 2000                             6

            Consolidated Statements of Cash Flows
            (Unaudited) for the Six Months
            Ended June 30, 2001 and 2000                             7

            Notes to Consolidated Financial Statements               8

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations        10
Item 3.     Quantitative and Qualitative Disclosure
               About Market Risks                                   17

PART II.    OTHER INFORMATION                                       17

Item 1.     Legal Proceedings                                       17
Item 2.     Changes in Securities                                   17
Item 3.     Defaults in Senior Securities                           17
Item 4.     Submission of Matters for Security Holder Vote          17
Item 5.     Other Information                                       17
Item 6.     Exhibits and Reports on Form 8-K                        18

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 2001 and December 31, 2000
                                   (UNAUDITED)

(In thousands, except per share data)
ASSETS:                                      JUNE 2001     DEC 2000
Cash and Due from Banks ..................   $   5,522    $   5,507
Interest Bearing Deposits with Other Banks       3,081        2,090
Federal Funds Sold .......................           0            0
Securities Available for Sale ............      97,651       99,678
Loans ....................................     177,985      172,185
         Less:  Unearned Income ..........          (3)          (6)
         Allowance for Loan Loss .........      (1,919)      (1,918)
         Loans, Net ......................     176,063      170,261
Bank Premises and Equipment, Net .........       3,399        3,411
Accrued Interest Receivable ..............       2,441        2,362
Other Assets .............................       7,931        4,315
TOTAL Assets .............................   $ 296,088    $ 287,624

LIABILITIES
Deposits, Non-Interest Bearing ...........   $  28,570    $  27,290
Deposits, Interest Bearing ...............     210,104      203,449
Total Deposits ...........................     238,674      230,739
Accrued Interest Payable .................         776          853
Short-term Borrowings ....................       6,155        7,245
Long-term Borrowings .....................      17,500       17,500
Other Liabilities ........................         435          435
TOTAL Liabilities ........................     263,540      256,772
SHAREHOLDERS' EQUITY
Common Stock * ...........................       4,455        4,455
Surplus ..................................       4,611        4,611
Treasury Stock at Cost ...................      (2,364)      (1,628)
Undivided Profit .........................      25,074       23,544
Accumulated Other Comprehensive Income ...         772         (130)
TOTAL Shareholders' Equity ...............      32,548       30,852
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 296,088    $ 287,624

*Common Stock, par value $2 per share,12,500,000 shares authorized: 2,119,084 and 2,149,835 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively





                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share data)
                                                  Six Months Ended     3 Months Ended
                                                  30-Jun    30-Jun    30-Jun    30-Jun
INTEREST INCOME:                                    2001      2000      2001      2000
Interest and Fees on Loans ...................   $ 7,333   $ 6,562   $ 3,683   $ 3,361
Interest Investments, Taxable ................     2,104     2,096     1,041     1,063
           Tax Exempt ........................       777       789       386       411
           Dividends .........................        42        43        19        22
Interest on Federal Funds Sold ...............        32        20        31        18
Interest on Deposits of Other Banks ..........       100        40        50        17
TOTAL Interest Income ........................    10,388     9,550     5,210     4,892
Interest on Deposits .........................     4,541     4,341     2,221     2,238
Interest on Borrowed Funds ...................       665       530       311       299
TOTAL Interest Expense .......................     5,206     4,871     2,532     2,537
Net Interest Income ..........................     5,182     4,679     2,678     2,355
Provision for Loan Losses ....................        20       120         0        60
Net Interest Income, after Loan Loss Provision     5,162     4,559     2,678     2,295
OTHER INCOME:
Service Charges and Fees .....................       547       468       298       208
Gains on Security Sales ......................        29         0         0        (2)
Other Operating Income .......................       225       205       146       135
TOTAL Other Income ...........................       801       673       444       341
OTHER EXPENSES:
Salaries and Benefits ........................     1,488     1,408       878       684
Occupancy Expenses ...........................       142       167        68        80
Furniture and Equipment Expense ..............       197       180        98        88
FDIC Insurance and Assessments ...............        59        57        29        28
Professional Fees and Outside Services .......       109        96        60        55
Computer Services and Supplies ...............       183       164       109        82
Taxes, Other Than Payroll and Income .........       141       129        74        64
Other Operating Expenses .....................       653       627       326       320
Total Non-Interest Expense ...................     2,972     2,828     1,642     1,401
Income Before Income Taxes ...................     2,991     2,404     1,480     1,235
Provision for Income Taxes ...................       732       563       362       290
Net Income ...................................   $ 2,259   $ 1,841   $ 1,118   $   945
Net Income Per Share, Basic ..................   $  1.06   $  0.85   $  0.53   $  0.44
Net Income Per Share, Diluted ................   $  1.06   $  0.85   $  0.53   $  0.44





                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                 Six Months Ended
(In thousands)                                  June 30    June 30
                                                  2001       2000
Net Income ..................................   $ 2,259    $ 1,841
Other Comp Income (loss):
Unrealized Holding Gains/Losses on Securities     1,396         83
         Less: Reclassification Adjustment ..        29          0
Other Comp Income (loss) before tax .........     1,367         83
Federal Income Tax Expense (benefit) ........      (465)        28
Other Comp Income (loss) ....................       902         55
TOTAL Comp Income ...........................   $ 3,161    $ 1,896

















                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                                   Accumulated
(In thousands)                                                                                       Other
                                                                   Common   Surplus   Undivided   Comprehensive    Treasury  Total
                                                                    Stock               Profit        Income         Stock
 Balance, December 31, 1999 ....................................  $  4,455   $  4,512   $ 20,980   ($ 2,087)   ($ 1,050)   $ 26,810
Net Income .....................................................         0          0      1,841          0           0       1,841
Cash Dividends Paid, 2000 ($0.30 per share) ....................         0          0       (651)         0           0        (651)
Treasury Stock Purchase ........................................         0          0          0          0        (494)       (494)
Treasury Stock Issued for DRIP and Stock Option Plan ...........         0         58          0          0          48         106
Change in unrealized gain/loss on securities available for sale,
 net of deferred income taxes ..................................         0          0          0         55           0          55
 Balance, June 30, 2000 ........................................  $  4,455   $  4,570   $ 22,170   ($ 2,032)   ($ 1,496)   $ 27,667

 Balance, December 31, 2000 ....................................  $  4,455   $  4,611   $ 23,544   ($   130)   ($ 1,628)   $ 30,852
Net Income .....................................................         0          0      2,259          0           0       2,259
Cash Dividends Paid, 2001($0.34 per share) .....................         0          0       (729)         0           0        (729)
Treasury Stock Purchase ........................................         0          0          0          0        (736)       (736)
Treasury Stock Issued for DRIP and Stock Option Plan ...........         0          0          0          0           0           0
Change in unrealized gain/loss on securities available for sale,
net of deferred income taxes ...................................         0          0          0        902         902
 Balance, June 30, 2001 ........................................  $  4,455   $  4,611   $ 25,074   $    772    ($ 2,364)   $ 32,548














                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                      Six Months Ended
                                                                   June 30     June 30
                                                                    2001         2000
Cash Flows from Operating Activities
Net Income ....................................................   $  2,259    $  1,841
Adjustments:Depreciation and amortization .....................        191         301
         Provision for Loan Losses ............................         20         120
        Gain/Loss on sale of equipment ........................          0          (4)
        Gain/loss on sale of other real estate ................         16           0
Amortization of securities' premiums and accretion of discounts         21          51
Gains on sales of investment securities, net ..................        (29)          0
Increase in accrued interest receivable .......................        (79)       (114)
Increase/Decrease in other assets .............................         18        (455)
Increase/Decrease in accrued interest payable .................        (77)        (60)
Increase/Decrease in other liabilities ........................          0         218
Net cash provided by operating activities .....................      2,340       1,898
Cash Flows from investing activities
Proceeds from sale of available for sale securities ...........      4,001       1,945
Proceeds from maturities of and principal
repayments on available for sale securities ...................      6,512       3,585
Purchase of available for sale securities .....................     (7,111)    (11,004)
Net increase in loans .........................................     (5,991)     (9,998)
Proceeds from sale of premises and equipment ..................          0           4
Purchase of premises and equipment ............................       (179)       (111)
Proceeds from sale of other real estate .......................         54           0
Purchase of investment in life insurance ......................     (4,000)          0
Net cash used in investing activities .........................     (6,714)    (15,579)
Cash flows from financing activities
Cash dividends paid ...........................................       (729)       (651)
Increase in deposits ..........................................      7,935      11,192
Net Increase/Decrease in short-term borrowing .................     (1,090)      5,500
Net Increase/Decrease in long-term borrowing ..................          0      (1,345)
Purchase of treasury stock ....................................       (736)       (467)
Net cash provided by financing activities .....................      5,380      14,229
Net Increase/Decrease in cash/cash equivalents ................      1,006         548
Cash and cash equivalents, beginning of year ..................      7,597       7,469
Cash and cash equivalents,end of year .........................   $  8,603    $  8,017
Supplemental disclosures of cash paid
Interest Paid .................................................   $  5,283    $  4,871
Income Taxes Paid .............................................   $    744    $    563
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure .......   $    169    $      0


                 See Notes to Consolidated Financial Statements

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

In the opinion of management, the accompanying consolidated financial statements for the six-month period ended June 30, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the six-month period ended June 30, 2001, is not necessarily the result to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:

                                                     Six Months Ended        Three Months Ended
                                                 June 30       June 30      June 30      June 30
                                                   2001          2000        2001          2000
Net income applicable to common stock .......   $2,259,000   $1,841,000   $1,118,000   $  945,000
Weighted average common shares outstanding ..   $2,130,640   $2,166,961   $2,120,550   $2,163,946
Effect of dilutive securities, stock options    $        0   $        0   $        0   $        0
Weighted average common shares outstanding
used to calculated diluted earnings per share   $2,130,640   $2,166,961   $2,120,550   $2,163,946
Basic earnings per share ....................   $     1.06   $     0.85   $     0.53   $     0.44
Diluted earnings per share ..................   $     1.06   $     0.85   $     0.53   $     0.44

3.       NEW ACCOUNTING PRONOUNCEMENTS

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001, should be accounted for in accordance with the provisions of this Statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Bank's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operation

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. In June 2001, the Bank changed its name from Peoples National Bank of Susquehanna County to Peoples National Bank.


FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2001, cash, federal funds sold, and deposits with other banks totaled $8.603 million; an increase of $1.006 million compared to $7.597 million at December 31, 2000.

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


Investments:

Investments totaled $97.651 million on June 30, 2001, decreasing $2.027 million as compared to the December 31, 2000, total of $99.678million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of shareholders' equity. The carrying value of investments at June 30, 2001, includes an unrealized gain of $1,170,000 reflected as accumulated other comprehensive income of $772,000 in shareholders' equity, net of deferred income taxes of 398,000. This compares to an unrealized loss of $197,000 at December 31, 2000, reflected as accumulated other comprehensive loss of $130,000, net of deferred income taxes of $67,000.

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

Total short-term and long-term borrowings at June 30, 2001, were $23.655 million as compared to $24.745 million on December 31, 2000, showing a decrease of $1.09 million. Long-term borrowings of $17.500 million at June 30, 2001, and December 31, 2000, are term funds from the FHLB under various notes. The Bank has not taken any additional long term borrowings in the six months ended June 30, 2001. The last term agreement was taken on November 17, 2000, for $5,000,000 to renew an expiring agreement.

Loans:
The Bank's loan volume has continued to be steady through the second quarter of 2001. Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is a requisite in this effort. Management has continued its efforts to create tighter underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgage and other consumer lending, and also commercial lending primarily to locally owned small businesses.

On June 30, 2001, net loans totaled $176.063 million as compared to $170.261 million on December 31, 2000. The loan to deposit ratio was 73.7% on June 30, 2001, as compared to 70.8% on December 31, 2000. Loans increased by $4.678 million in the second quarter as compared to $1.124 million in the first quarter of 2001. A new mortgage product called Peoples Plus has contributed to a higher number of mortgages being booked.

Other Assets:

Other assets increased approximately $4 million in June 2001 due to the acquisition of insurance policies on certain employees with cash surrender values totaling $4 million. The insurance is owned by the Bank and was purchased to finance the cost of employee benefit plans.

Deposits:

Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and IRAs. Total deposits at June 30, 2001, were $238.674 million as compared to $230.739 million at December 31, 2000. Although in the past year we have not had the highest interest rates for deposits in our market area, our deposit growth has remained steady. Deposits for the second quarter 2001 increased $7.095 million over the March 31, 2001 total of $231.579 million.

Capital:

The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. As of June 30, 2001, regulatory capital to total assets was 9.88% as compared to 9.77% on December 31, 2000. The Company purchases PFIS stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for our dividend reinvestment plan. In the six months ended June 30, 2001, the Company purchased 30,751 shares for a total cost of $735,498.


The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50% or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted assets ratio is 14.91% and the total capital ratio to total risk weighted assets ratio is 15.91% at June 30, 2001. The Corporation is deemed to be well-capitalized under regulatory standards.

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

Core deposits, including non-interest bearing DDA, NOW accounts, money market deposit accounts and savings accounts reflect a 100 month decay factor within the rate sensitivity reports. This change in methodology was adopted based on the results of an independent evaluation of the Bank's asset/liability modeling system in the second quarter of 2001. Repayment for principal on mortgage backed securities are projected by expected cash flows as evidenced by recent history. Repayment of principal for loan categories is projected at expected maturity (amortization) for fixed rate products and the next repricing date for variable rate products.


                       INTEREST RATE SENSITIVITY ANALYSIS
                                  JUNE 30, 2001
In thousands
                                                            Maturity or Repricing In:
                                            3           3-6        6-12        1-5       Over 5
                                          Months       Months     Months      Years       Years
RATE SENSITIVE ASSETS
Loans .................................    22,552      11,579      21,395      71,496     49,041
Securities/Investment in Life Insurance     9,533       2,159       8,911      41,950     42,209
Federal Funds Sold ....................         0           0           0           0
Total Rate Sensitive Assets ...........    32,085      13,738      30,306     113,446     91,250
Cummulative Rate Sensitive Assets .....    32,085      45,823      76,129     189,575    280,825
RATE SENSITIVE LIABILITIES
Interest Bearing Checking .............       645         645       1,290      10,321      8,601
Money Market Deposits .................       934         934       1,868      14,944     12,453
Regular Savings .......................     1,588       2,183       3,087      24,653     20,542
CDs and IRAs ..........................    24,092      20,910      29,599      28,038      2,777
Short-term Borrowings .................     6,155           0           0           0          0
Long-term Borrowings ..................         0           0           0       7,500     10,000
Total Rate Sensitive Liabilities ......    33,414      24,672      35,844      85,456     54,373
Cummulative Rate Sensitive Liabilities     33,414      58,086      93,930     179,386    233,759

Period Gap ............................    (1,329)    (10,934)     (5,538)     27,990     36,877
Cummulative Gap .......................    (1,329)    (12,263)    (17,801)     10,189     47,066
Cummulative RSA to RSL ................     96.02%      78.89%      81.05%     105.68%    120.13%
Cummulative Gap to Total Assets .......     (0.45%)     (4.14%)     (6.01%)      3.44%     15.90%

RESULTS OF OPERATIONS

Net Interest Income:

Net interest income after loan loss provision increased by $603 thousand or 13.2% for the six months ended June 30, 2001, as compared to the same period in 2000. Earning assets increased $4.766 million or 1.7% for June 30, 2001, as compared to December 31, 2000 and increased $17.231 million from June 2000 to June 2001, a 6.5% increase. During the first six months of 2001 declining interest rates caused deposit costs and borrowing costs to decrease and loan and investment interest income has not decreased as quickly. The result is a better margin for the six months ended June 30, 2001.

The earning assets of the Bank create income in two categories:
|X|      Interest and fees on loans
|X|      Interest on investments
Interest and fees on loans for the six-months ended June 30, 2001, totaled $7.333 million, reflecting increases of $771 thousand or 11.7% over the comparable period in 2000. The loan portfolio grew $15.431 million from a total of $160.632 million in June 2000 to $176.063 million in June 2001 which is an increase of 9.6%.

Interest on investments for the six-months ended June 30, 2001, totaled $3.055 million which reflects increases of $67 thousand or 2.2% over the comparable period in 2000.

The other side of the net interest margin is our interest costs.

Interest expense for the six-months ended June 30, 2001, totaled $5.206 million compared to $4.871 million in 2000, reflecting an increase of $335 thousand or 6.9% over the comparable period in 2000. For comparison purposes the deposit and borrowing base of this cost grew $13.708 million or 5.5% from $248.621 million on June 30, 2000 to $262.329 million on June 30, 2001.


Provision for Loan Loss:

The provision for loan loss for the second quarter ending June 30, 2001 showed a decrease of $100 thousand from the corresponding period in 2000. In 2001 only $20 thousand has been set aside for loan provision compared to $120 thousand in 2000. Second quarter 2001 charge-offs totaled $34,900 while net charge-offs totaled $9,283 as compared to $15,361 and $9,703 respectively for the first quarter of 2001. Comparing year-to-date 2001 to 2000, there have been $50,262 in charge-offs and $18,986 in net charge-offs for 2001 compared to $77,337 and $51,753 respectively for 2000.

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


Other Income:

 Total other income increased $128 thousand when comparing the first six months of 2001 to the first six months of 2000. Service Charge Fee Income increased $79 thousand for the first six months. Gains and losses on security sales are $29 thousand more this year when comparing second quarter 2000 to 2001. Other operating income is up $20 thousand over the first six months of 2000. T.H.E. commissions on investment and Private Business products are contributing to other income.


Other Operating Expenses:

 Non-interest expense went up by $144 thousand during the first six months of 2001 as compared to the first six months of 2000. Furniture and equipment expenses are slightly higher comparing $180 thousand in 2000 to $197 thousand in 2001. Professional and legal fees also are slightly more with a total of $96 thousand for the second quarter of 2001 compared to $109 thousand in 2000. Employee salaries, the largest component of non-interest, increased $80 thousand for the first six months of 2001 compared to the first six months of 2000. The increase is due to an employee profit sharing discretionary expense accrual that is being provided for in 2001.

Income Tax Provision:

The income tax provision was $732 thousand and $563 thousand for the six-month periods ended June 30, 2001 and June 30, 2000 respectively.


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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

Reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. dated August 1, previously submitted as Exhibit 99.011

Press Release of Peoples Financial Services Corp. dated July 24, previously submitted as Exhibit 99.010

Press Release of Peoples Financial Services Corp. dated July 23, previously submitted as Exhibit 99.009

Name change of Peoples National Bank dated June 22, 2001, previously submitted as Exhibit 99.008

Amended submission of 8-K dated March 7, 2001, regarding change in accountants, resubmitted on March 16, 2001

Amended submission of 8-K dated March 7, 2001, regarding change in accountants, resubmitted on March 12, 2001

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