Form 10-Q
period 2001-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2001-11-14
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

              Number of shares outstanding as of September 30, 2001

COMMON STOCK ($2 Par Value)                          2,108,119
---------------------------                  --------------------------
    (Title of Class)                           (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001

Contents
PART I.     FINANCIAL INFORMATION                                      Page No.
Item 1.     Financial Statements

            Consolidated Statements of Financial
            Condition as of September 30, 2001 (Unaudited)
            and December 31, 2000  (Audited)                              3

            Consolidated Statements of Income
            (Unaudited) for the Nine Months and Three Months
            Ended September 30, 2001 and 2000                             4

            Consolidated Statements of Comprehensive
            Income (Unaudited) for the Nine Months
            Ended September 30, 2001 and 2000                             5

            Consolidated Statements of Shareholders'
            Equity (Unaudited) for the Nine Months
            Ended September 30, 2001 and 2000                             6

            Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months
            Ended September 30, 2001 and 2000                             7

            Notes to Consolidated Financial Statements                    8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11

Item 3.     Quantitative and Qualitative Disclosure About Market Risk    19

PART II.    OTHER INFORMATION                                            19

Item 1.     Legal Proceedings                                            19
Item 2.     Changes in Securities                                        19
Item 3.     Defaults in Senior Securities                                19
Item 4.     Submission of Matters for Security Holder Vote               20
Item 5.     Other Information                                            20
Item 6.     Exhibits and Reports on Form 8-K                             20



                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              September 30, 2001 (UNAUDITED) and December 31, 2000

(In thousands, except per share data)
ASSETS:                                           SEPT 2001     DEC 2000
Cash and Due from Banks .....................   $   4,949    $   5,507
Interest Bearing Deposits with Other Banks ..       3,086        2,090
Federal Funds Sold ..........................           0            0
Securities Available for Sale ...............     103,134       99,678
Loans .......................................     186,795      172,185
Less:  Unearned Income ......................          (2)          (6)
         Allowance for Loan Loss ............      (1,892)      (1,918)
Loans, Net ..................................     184,901      170,261
Bank Premises and Equipment, Net ............       3,358        3,411
Accrued Interest Receivable .................       2,301        2,362
Other Assets ................................       7,657        4,315
TOTAL Assets ................................   $ 309,386    $ 287,624
LIABILITIES
Deposits, Non-Interest Bearing ..............   $  32,693    $   7,290
Deposits, Interest Bearing ..................     213,797      203,449
Total Deposits ..............................     246,490      230,739
Accrued Interest Payable ....................         832          853
Short-term Borrowings .......................      10,249        7,245
Long-term Borrowings ........................      17,500       17,500
Other Liabilities ...........................         686          435
TOTAL Liabilities ...........................     275,757      256,772
SHAREHOLDERS' EQUITY
Common Stock * ..............................       4,455        4,455
Surplus .....................................       4,611        4,611
Treasury Stock at Cost ......................      (2,642)      (1,628)
Undivided Profit ............................      25,964       23,544
Accumulated Other Comprehensive Income (Loss)       1,241         (130)
TOTAL Shareholders' Equity ..................      33,629       30,852
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..   $ 309,386    $ 287,624

*Common Stock, par value $2 per share,12,500,000 shares authorized: 2,108,119 and 2,149,835 shares issued and outstanding at September 30, 2001 and December
31, 2000, respectively

















                 See Notes to Consolidated Financial Statements


                        PEOPLES FINANCIAL SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
(In thousands, except per share data)

                                                       9 Months Ended      3 Months Ended
                                                      30-Sep     30-Sep   30-Sep     30-Sep
INTEREST INCOME:                                        2001       2000     2001       2000
Interest and Fees on Loans ........................   $11,090   $10,105   $ 3,757   $ 3,543
Interest Investments, Taxable .....................     3,198     3,295     1,094     1,199
           Tax Exempt .............................     1,143     1,107       366       318
           Dividends ..............................        64        66        22        23
Interest on Federal Funds Sold ....................        35        44         3        24
Interest on Deposits of Other Banks ...............       145        73        45        33
TOTAL Interest Income .............................    15,675    14,690     5,287     5,140
Interest on Deposits ..............................     6,720     6,903     2,179     2,562
Interest on Borrowed Funds ........................       989       722       324       192
TOTAL Interest Expense ............................     7,709     7,625     2,503     2,754
Net Interest Income ...............................     7,966     7,065     2,784     2,386
Provision for Loan Losses .........................        20       180         0        60
Net Interest Income, after Loan Loss Provision.....     7,946     6,885     2,784     2,326
OTHER INCOME:
Service Charges and Fees ..........................       831       883       284       295
Gains on Security Sales ...........................        45        12        16        12
Other Operating Income ............................       397       152       172        67
TOTAL Other Income ................................     1,273     1,047       472       374
OTHER EXPENSES:
Salaries and Benefits .............................     2,233     2,049       745       641
Occupancy Expenses ................................       217       251        75        84
Furniture and Equipment Expense ...................       289       273        92        93
FDIC Insurance and Assessments ....................        89        86        30        29
Professional Fees and Outside Services ............       166       150        57        54
Computer Services and Supplies ....................       294       264       111       100
Taxes, Other Than Payroll and Income ..............       216       192        75        63
Other Operating Expenses ..........................       988       918       335       291
Total Non-Interest Expense ........................     4,492     4,183     1,520     1,355
Income Before Income Taxes ........................     4,727     3,749     1,736     1,345
Provision for Income Taxes ........................     1,178       871       446       308
Net Income ........................................   $ 3,549   $ 2,878   $ 1,290   $ 1,037
Net Income Per Share, Basic .......................   $  1.67   $  1.33   $  0.61   $  0.48
Net Income Per Share, Diluted .....................   $  1.67   $  1.33   $  0.61   $  0.48


















                 See Notes to Consolidated Financial Statements



                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                      Nine Months Ended
          (In thousands)                             Sep 30      Sep 30
                                                      2001        2000
Net Income ......................................   $ 3,549    $ 2,878
Other Comp Income (loss):
Unrealized Holding Gains/Losses on Securities....     2,122      1,007
Less: Reclassification Adjustment ...............        45         12
Other Comp Income (loss) before tax .............     2,077        995
Federal Income Tax Expense (benefit) ............      (706)      (338)
Other Comp Income (loss) ........................     1,371        657
TOTAL Comp Income ...............................   $ 4,920    $ 3,535






























                 See Notes to Consolidated Financial Statements


                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                              Accumulated
(In thousands)                                                                                   Other
                                                              Common     Surplus   Undivided Comprehensive  Treasury    Total
                                                              Stock                Profit        Income       Stock
 Balance, December 31, 1999 ..............................   $  4,455   $  4,512   $ 20,980    ($ 2,087)   ($ 1,050)   $ 26,810
Net Income ...............................................          0          0      2,878           0           0       2,878
Cash Dividends Paid, 2000 ($0.46 per share) ..............          0          0       (997)          0           0        (997)
Treasury Stock Purchase ..................................          0          0          0           0        (494)       (494)
Treasury Stock Issued for DRIP and Stock Option Plan .....          0         58          0           0          48         106
Change in unrealized gain/loss on securities available for
sale,  net of deferred income taxes ......................          0          0          0         657           0         657
 Balance, September 30, 2000 .............................   $  4,455   $  4,570   $ 22,861    ($ 1,430)   ($ 1,496)   $ 28,960

 Balance, December 31, 2000 ..............................   $  4,455   $  4,611   $ 23,544    ($   130)   ($ 1,628)   $ 30,852
Net Income ...............................................          0          0      3,549           0           0       3,549
Cash Dividends Paid, 2001($0.53 per share) ...............          0          0     (1,129)          0           0      (1,129)
Treasury Stock Purchase ..................................          0          0          0           0      (1,014)     (1,014)
Treasury Stock Issued for DRIP and Stock Option Plan .....          0          0          0           0           0           0
Change in unrealized gain/loss on securities available for
sale, net of deferred income taxes .......................          0          0          0       1,371                   1,371
 Balance, September 30, 2001 .............................   $  4,455   $  4,611   $ 25,964    $  1,241    ($ 2,642)   $ 33,629



























                 See Notes to Consolidated Financial Statements


                        PEOPLES FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(In thousands)                                                                                Nine Months Ended
                                                                                              Sep 30        Sep 30
                                                                                               2001          2000
Cash Flows from Operating Activities
Net Income ...............................................................................   $  3,549    $  2,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ............................................................        287         454
Provision for Loan Losses ................................................................         20         180
Gain/Loss on sale of equipment ...........................................................          0          (4)
Gain/loss on sale of other real estate ...................................................         16           0
Amortization of securities' premiums and accretion of discounts ..........................         52          66
Gains on sales of investment securities, net .............................................        (45)        (12)
Increase in accrued interest receivable ..................................................         61        (162)
Increase/Decrease in other assets ........................................................        (42)       (714)
Increase/Decrease in accrued interest payable ............................................        (21)         39
Increase/Decrease in other liabilities ...................................................        251           8
Net cash provided by operating activities ................................................      4,128       2,733
Cash Flows from investing activities
Proceeds from sale of available for sale securities ......................................      6,574       7,845
Proceeds from maturities of and principal repayments on available for sale securities.....     19,737       5,510
Purchase of available for sale securities ................................................    (27,697)    (18,197)
Purchase of Fed Funds sold ...............................................................          0         945
Net increase in loans ....................................................................    (14,866)    (15,482)
Purchase of Bank-owned Life Insurance ....................................................     (4,000)          0
Proceeds from sale of premises and equipment .............................................          0           4
Purchase of premises and equipment .......................................................       (234)       (161)
Proceeds from sale of other real estate ..................................................        184           8
Purchase of investment in life insurance .................................................          0           0
Net cash used in investing activities ....................................................    (20,302)    (19,528)
Cash flows from financing activities
Cash dividends paid ......................................................................     (1,129)       (996)
Increase in deposits .....................................................................     15,751      13,978
Net Increase/Decrease in short-term borrowing ............................................      3,004      (1,220)
Net Increase/Decrease in long-term borrowing .............................................          0       5,000
Purchase of treasury stock ...............................................................     (1,014)       (467)
Net cash provided by financing activities ................................................     16,612      16,295
Net Increase/Decrease in cash/cash equivalents ...........................................        438        (500)
Cash and cash equivalents, beginning of year .............................................      7,597       7,469
Cash and cash equivalents,end of year ....................................................   $  8,035    $  6,969
Supplemental disclosures of cash paid
Interest Paid ............................................................................   $  7,709    $  7,625
Income Taxes Paid ........................................................................   $  1,176    $    874
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure ..................................   $    206    $     44
Proceeds from sales of foreclosed real estate ............................................        184           8
Total increase/decrease in unrealized gain/loss on securities available for sale .........      2,077         995















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

In the opinion of management, the accompanying consolidated financial statements for the nine-month period ended September 30, 2001 and 2000 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the nine-month period ended September 30, 2001, is not necessarily the result to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:


                                                   Nine Months Ended           Three Months Ended
                                                  Sept 30        Sept 30     Sept 30        Sept 30
                                                    2001          2000         2001           2000
Net income applicable to common stock .........   $3,549,000   $2,878,000   $1,290,000   $1,037,000
Weighted average common shares outstanding ....    2,125,229    2,163,552    2,114,583    2,156,808
Effect of dilutive securities, stock options...            0            0            0            0
Weighted average common shares outstanding
used to calculate diluted earnings per share...    2,125,229    2,163,552    2,114,583    2,156,808
Basic earnings per share ......................   $     1.67   $     1.33   $     0.61   $     0.48
Diluted earnings per share ....................   $     1.67   $     1.33   $     0.61   $     0.48

3.       NEW ACCOUNTING PRONOUNCEMENTS

In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

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

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over their determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

At September 30, 2001, the Company had core deposit acquisition premiums with a net book value of $2,691,000 which will continue to be amortized under the new rules. Amortization expense related to these assets was $194,000 for each of the nine-month periods ended September 30, 2001 and 2000.


In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003, but is not expected to have a significant impact on the financial condition or results of operations.

In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business , and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Bank on January 1, 2002, but are not expected to have a significant impact on the financial condition or results of operations.

4.  SUBSEQUENT EVENT

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, d/b/a Entrust Group, and Bentley Financial Services, Inc.
for suspected securities fraud. The Commission alleges that the defendants are representing to investors that they are selling federally insured certificates of deposit when, in fact they are selling uninsured securities issued by the defendants. The Commission also alleges that the defendants are violating certain broker-dealer registration and antifraud provisions of the federal securities laws. The Commission's action seeks permanent injunctions prohibiting future violations of these provisions and others, disgorgement of the defendants/ ill-gotten gains and prejudgment interest, and civil penalties against each defendant. In addition, the Commission's action seeks emergency injunctive and equitable relief consisting principally of a temporary restraining order, an order freezing each defendant's assets and an order appointing a receiver. The court granted the Commission's request on October 24, 2001, for a temporary restraining order and appointed David H. Marion, Esquire, of Montgomery, McCraken, Walker and Rhoads, LLP as receiver for Entrust Group and Bentley Financial Services.

The Bank invested through Entrust Group and Bentley Financial Services, Inc. As of September 30, 2001, the Bank has $1,980,000 in certificates of deposit outstanding with Entrust Group. Entrust Group was contractually obligated to hold the certificates of deposit as custodian for the Bank. The $1,980,000 is included in "Interest Bearing Deposits with Other Banks" on the Company's consolidated balance sheet. Effective October 30, 2001, the Bank stopped accruing interest on these assets and moved the funds to "Other Assets". Based on information available to the Bank at this time, it is uncertain if there will be any loss (including accrued interest) to the Bank in connection with this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operation

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank (the "Bank") provides financial services to individuals and businesses within the Bank's market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. In June 2001, the Bank changed its name from Peoples National Bank of Susquehanna County to Peoples National Bank. Current performance does not guarantee and may not be indicative of, similar performance in the future.


FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2001, cash, federal funds sold, and deposits with other banks totaled
$8.035 million as compared to $7.597 million on December 31, 2000. The increase over the nine months of 2001 has been largely in Interest Bearing Deposits with Other Banks that had a balance of $2.090 million at the end of 2000 and now has a balance of $3.086 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. The continuous decline recently in interest rates continues to increase liquidity. The current sources of funds will enable the Company to meet all its cash obligations as they come due.

Included in Interest Bearing Deposits with Other Banks at September 30, 2001 is $1,980,000 of funds invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit. On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. alleging fraud in the sales of securities to financial institutions. Please refer to Note 4 in the Notes to the Consolidated Financial Statements for further discussion of this matter.

Based on information available to the Bank at this time, it is uncertain if there will be any loss (including accrued interest) to the Bank due to the above suit. Effective, October 30, 2001, the Bank has stopped accruing interest on these assets.

Investments:

Investments totaled $103.134 million on September 30, 2001, increasing by $3.456 over the December 31,2000, total of $99.678. This shows the strong flow of increased liquidity that is out running loan demand.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as separate component of shareholders' equity. The carrying value of investments as of September 30, 2001, included an unrealized gain of $1,880,000 reflected as accumulated other comprehensive income of $1,241,000 in shareholders' equity net of deferred income taxes of $639,000. This compares to an unrealized loss of $197,000 at December 31, 2000, reflected as accumulated other comprehensive loss of $130,000, net of deferred income taxes of $67,000.

Management monitors the earnings performance and effectiveness of liquidity of the investment portfolio on a monthly basis through the Asset/Liability Committee ("ALCO"). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short term borrowings at September 30, 2001, were $10.249 million as compared to $7.245 million on December 31, 2000, showing an increase of $3.004 million. Long term borrowings on September 30, 2001, and December 31, 2000, were at $17.5 million. The Bank has not taken any additional long term borrowings in the nine months ended September 30, 2001. The last term agreement was taken on November 17, 2000, for $5 million to renew an expiring agreement.


Loans:

The Bank's loan volume has continued to grow during the nine months of 2001. The September 30, 2001, total was $184.901 million compared to the December 31, 2000, total of $170.261. This shows a growth of $14.640 million in the last nine-month period.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort. Management has continued its efforts to create good underwriting standards for both commercial and consumer credit. The Bank's lending continues to consist primarily of retail lending which includes single family residential mortgages and other consumer lending. Most commercial lending is done primarily with locally owned small businesses.



Other Assets:

Other Assets increased from $4.315 million on December 31, 2000 to $7.657 million on September 30, 2001. A large part of the increase is attributable to the acquisition of insurance policies on certain employees with cash surrender values totaling $4 million. The insurance is owned by the Bank and was purchased to finance the cost of employee benefit plans.

Deposits:

Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificate of deposits, and IRAs. During the nine-month period ended September 30, 2001, total deposits increased by $15.751 million to $246.490 million. In the three-month period ended September 30, 2001, deposits increased $7.095 million.


Capital:

The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2001, regulatory capital to total assets was 9.71% as compared to 9.77% on December 31, 2000. The Company purchases PFIS stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for our dividend reinvestment plan. In the nine months ended September 30, 2001, the Company purchased 41,716 shares for a total cost of $ 1,013,623.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk asset ratio was 14.86% and the total capital ratio to total risk weighted assets ratio was 15.64% at September 30, 2001. The Corporation is deemed to be well-capitalized under regulatory standards.

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

Core deposits, including non-interest bearing DDA, NOW accounts, money market deposit accounts and savings accounts reflect a 100-month decay factor within the rate sensitivity reports. This change in methodology was adopted based on the results of an independent evaluation of the Bank's asset/liability modeling system in the second quarter of 2001. Repayment for principal on mortgage backed securities are projected by expected cash flows as evidenced by recent history. Repayment of principal for loan categories is projected at expected maturity (amortization) for fixed rate products and the next repricing date for variable rate products.



                       INTEREST RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2001
(In thousands)
                                                                 Maturity or Repricing In:
                                              3 Months    3-6 Months  6-12 Months  1-5 Years  Over 5 Years
RATE SENSITIVE ASSETS
Loans ....................................     22,039        8,830       28,835       73,990      51,153
Securities/Investment in Life Insurance...      9,396        8,190        4,825       39,951      47,982
Federal Funds Sold .......................          0            0            0            0           0
Total Rate Sensitive Assets ..............     31,489       17,020       33,660      113,941      99,135
Cummulative Rate Sensitive Assets ........     31,489       48,509       82,169      196,110     295,245
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ................        704          704        1,409       11,272       9,393
Money Market Deposits ....................        930          930        1,859       14,873      12,394
Regular Savings ..........................      2,398        1,526        3,047       24,355      20,294
CDs and IRAs .............................     26,653       18,487       31,470       28,282       2,816
Short-term Borrowings ....................     10,249            0            0            0           0
Long-term Borrowings .....................          0            0            0        7,500      10,000
Total Rate Sensitive Liabilities .........     40,934       21,647       37,785       86,282      54,897
Cummulative Rate Sensitive Liabilities ...     40,934       62,581      100,366      186,648     241,545
Period Gap ...............................     (9,445)      (4,627)      (4,125)      27,659      44,238
Cummulative Gap ..........................     (9,445)     (14,072)     (18,197)       9,462      53,700
Cummulative RSA to RSL ...................      76.93%       77.51%       81.87%      105.07%     122.23%
Cummulative Gap to Total Assets ..........      (3.05%)      (4.55%)      (5.88%)       3.06%      17.36%

RESULTS OF OPERATIONS


Net Interest Income:

The increase in the net interest income after loan loss provision for the three and nine month periods ended September 30, 2001, when compared to the same periods in 2000 can be attributed to the down turn in interest rates affecting us on the liability side and the increase in volume in loans on the asset side. Total net interest income for the first nine months of 2001 was $7.946 million compared to $6.885 million for the first nine months of 2000. This was an increase of $1.061 million.

Total interest income was $5.287 million for the three-month period ended September 30, 2001, compared to $ 5.140 for the comparable period in 2000. For the nine-month period ended September 30, 2001, total interest income was $15.675 million compared to $14.690 million for the comparable period in 2000. The $985 thousand dollar increase in 2001 over 2000 was due to the $18.789 million growth in the mortgage and loan portfolio.

Total interest expense was $2.503 million for the three month period ended September 30, 2001, compared to $2.754 million for the comparable three month period in 2000, a reduction of $251 thousand between the compared quarters. For the nine-month period ended September 30, 2001, total interest expenses increased to $7.709 million from $7.625 million for the comparable nine-month period in 2000, an increase of $84,000. These slight year to date increases occurred as a result of an increase in the larger number of interest-bearing liabilities in 2001 and a significant reduction in the costs of those funds.

Provision for Loan Loss:

The provision for loan loss for the nine-month period ending September 30, 2001, showed a decrease of $160 thousand from the comparable period in 2000. During 2001, the provision total was $20 thousand as compared to $180 thousand in 2000. This was due to a greater emphasis put on asset quality over the past few years and the reduction in the past due ratios. The Bank's loan volume continues to be strong. One of the Bank's main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the nine-month period of 2001 charge-offs totaled $85,067 while net charge-offs totaled $46,679 as compared to $ 98,999 and $64,932 respectively for the same nine-month period in 2000. In the current year, charge-offs have been less and recoveries have increased.

Monthly, senior management utilizes a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all "problem loans" including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the board of directors. The Bank has not had nor presently has any foreign loans. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.


Other Income:

Total other income increased $226 when comparing the first nine months of 2001 to the first nine months of 2000. Service Charge Fee income has actually gone done $52 thousand when comparing 2001 to 2000. This was due to many accounts receiving free checking with direct deposit which has been highly promoted in the Bank. Gains on sales on securities were up $33 thousand over last year. The largest increase has been in Other Operating Income, an increase of $245 thousand comparing the first nine months of 2001 to the first nine months of 2000. This increase was due to the commission income from the investment and Private Business products, the income from the Bank Owned Life Insurance, and the increase in income from the debit card program.


Other Operating Expenses

Non-interest expense went up by $309 thousand dollars when comparing the first nine months of 2001 with the first nine months of 2000. The largest share of this increase, $184 thousand, was in the Salaries and Benefits category due to an employee profit sharing discretionary expense accrual that is being provided for in 2001. Computer Services and supplies were also up $30 thousand as of September 2001 compared to the same period in 2000. Taxes increased $24 thousand and Furniture and Equipment expenses increased $16 thousand.



Income Tax Provision

The income tax provision was $ 1.178 million for the first nine months of 2001 as compared to $871 thousand in the same period for 2000. The $307 thousand increase was a reflection of the additional $671 thousand in the September 30th year to date income in 2001 compared to the same period in 2000.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

While the Fed Funds rate and National Prime fell 350 basis points between December 31,2000, and September 30, 2001, the Bank's net interest margin has increased from 3.735% for the month of December 2000 compared to 3.838% over the year-to-date 2001. Because of the extent to which rates have declined this year, the Bank has become more sensitive to future rate declines and expects future compression of the net interest margin. Currently, the Bank has 24.3% of its deposits in NOW and savings accounts, which it considers core deposits and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates continue to drop and reprice at lower rates will result in compression of the net interest margin. The added risk in this market is that as the rates on the core deposits bottom out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed as of September 30, 2001, showed a possible decline in net interest income of 6.564% or $886,000, in a -200 basis point rate shock over a one year period. An increase of 1.41% or $190,000 is shown in the model at a +200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor its rate sensitivity during these unusual times.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the annual report to shareholders on Form 10-K filed with the Securities and Exchange Commission for December 31, 2000 for further discussion of this matter.





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


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

Reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. dated October 23, previously submitted as Exhibit 99.012

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