Form 10-K
period 2001-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2002-03-29
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, tot he best of registrant's knowledge, in definitive proxy or information statements incorporated bt reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No____


              Number of shares outstanding as of December 31, 2001

              COMMON STOCK ($2 Par Value)       2,105,836
             --------------------------- --------------------------
                    (Title of Class)         (Outstanding Shares)


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2001 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS


Part I

  Item 1   Business.....................................................  1-12
  Item 2   Properties...................................................   13
  Item 3   Legal Proceedings............................................   13
  Item 4   Submission of Matters to a Vote of  Security Holders.........   14


Part II

  Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................   14
  Item 6   Selected Financial Data......................................   15
  Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operation.....................................16-39
  Item 7A Quantitative and Qualitative Disclosure About Market Risk.....   39
  Item 8   Financial Statements and Supplementary Data..................   39
           Independent Auditor's Report.................................   40
           Consolidated Balance Sheets..................................   41
           Consolidated Statements of Income............................   42
           Consolidated Statements of Comprehensive Income..............   43
           Consolidated Statements of Stockholders' Equity..............   43
           Consolidated Statements of Cash Flows........................44-45
           Notes to Consolidated Financ ial Statements...................46-69
  Item 9   Changes and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   70


Part III

         Item 10  Directors and Executive Officers of the Registrant....   70
         Item 11  Executive Compensation................................   70
         Item 12  Security Ownership of Certain Beneficial Owners
                  and Management........................................   70
         Item 13  Certain Relationships and Related Transactions........   70


Part IV

         Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K....................................................   71

PART I

ITEM 1   BUSINESS


BRIEF HISTORY

Peoples Financial Services Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank ("PNB" or the "Bank"). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank. PNB is currently in its 96th year of operation.


SUPERVISION AND REGULATION

The Company and PNB are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Company and PNB.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision, and examination by the Federal Reserve Bank ("FRB"). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of the Company.

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

The Company's banking subsidiary is a federally chartered national banking association regulated by the Office of the Comptroller of the Currency ("OCC"). The OCC may prohibit the institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law; regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

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

Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act has made major changes in the way that the financial services industry has been organized. By eliminating distinctions between different types of financial institutions and allowing them to merge, the bill enables one company to meet all of its consumers' financial needs. It allows banks and securities firms to own the other. Over the past two decades, the products offered by banks and securities firms have gradually come to resemble each other. Both types of firms offer checking accounts in which idle balances are invested in stocks or bonds, and credit cards. The new Act repeals portions of the 1933 Glass-Steagall that prohibit banks and securities firms from owning each other. This Act also protects consumer privacy by allowing customers to know how confidential information will be treated. Instead of hoping a financial services company will treat their personal data as confidential, consumers will receive an explicit disclosure of how such information will be used by the firm. The stated policy must specify how and under what circumstances confidential information, that is not available from other public sources, would be disclosed among the firm's affiliates and other firms. Customers who object to any portion of this policy would be able to take their business to another firm. This Act also allows consumers to control how their personal information is shared. Customers have the right to prohibit financial services companies from sharing their personal confidential information with other non-affiliated firms. Once a consumer makes that decision, financial companies are prohibited from violating their instructions

The goal of this Act is to ensure that the interest of consumers are protected, both by assuring that their personal information is safeguarded and by giving financial institutions the flexibility to serve their needs.

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

FDICIA (Federal Deposit Insurance Corporation Improvement Act of 1991) In December 1991, Congress enacted FDICIA which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things,publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, the establishment of uniform accounting standards by federal banking agencies, the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital, additional grounds for the appointment of a conservator or receiver, and restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk based premiums.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2001, PFSC's ratio of Tier 1 capital to risk-weighted assets stood at 14.51% and its ratio of total capital to risk- weighted assets stood at 15.37%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2001, the Company's leverage capital ratio was 9.89%.

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

FDIC Insurance Assessments
As a FDIC member institution, PNB's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The PNB assessment for 2001 was $42,947. These figures can be compared to FDIC assessments in 2000 of $44,063 and in 1999 of $24,307.
Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2001 was $.0190 for each $100 of BIF deposits.

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

MARKET AREAS

The PNB market areas are in the northeastern part of Pennsylvania with the primary focus being Susquehanna and Wyoming Counties. Since Susquehanna County borders the State of New York, the southern portion of Broome County, New York is also considered part of the market area of PNB. In addition, parts of Lackawanna, Wayne, and Bradford Counties in Pennsylvania that border Susquehanna and Wyoming Counties are also considered part of the PNB market area.

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

The general good economy allowed good growth in loans that ended 2001 up 12.72% from year-end 2000. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

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

PNB's presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which reopened in 1992 until the purchase of the two Mellon offices in 1997. The Wyoming County locations are:
         Borough of Nicholson,
         Meshoppen Township,
         Tunkhannock Borough

The administrative/operations office of the Company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following departments are located at that office:
         commercial, mortgage and consumer lending operations, executive offices, marketing department, human resources office, deposit account support services, data processing services
All offices are owned in fee title by PNB with the exception of the Hallstead Plaza office and the Meshoppen office. The Hallstead Plaza and Meshoppen offices are subject to ground leases. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $2,535 to $17,760 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Six of the seven offices provide drive-up banking services and five offices have 24-hour ATM services.


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

ITEM 4   Submissions of Matters to a Vote of Security Holders

NONE


PART II

ITEM 5   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company's Common Stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company's stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Tucker Anthony Company, Incorporated from Lancaster, Pennsylvania, and Ferris, Baker Watts, Incorporated from Baltimore, Maryland, make a limited market in the Company's Common Stock. The Company and previously the Bank has continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2001, there were 43,634 outstanding options to purchase the Company's common stock. See Note 9 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2001, was $16.03 and on December 31, 2000, it was $14.31. As of December 31, 2001, the Company had approximately 801 shareholders of record. At such date, 2,105,836 shares of Common Stock were outstanding.


The following table reflects high bid and low asked prices for shares of the Company's Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK
                                       2001                             2000
                           Price Range        Dividends     Price Range        Dividends
                          Low       High      Declared     Low       High      Declared
First Quarter ........    $ 24.00   $ 24.00   $ 0.17       $ 27.00   $ 27.00   $ 0.15
Second Quarter .......    $ 24.00   $ 24.25   $ 0.19       $ 26.50   $ 27.50   $ 0.15
Third Quarter ........    $ 24.25   $ 25.38   $ 0.19       $ 25.50   $ 26.25   $ 0.16
Fourth Quarter .......    $ 25.38   $ 26.00   $ 0.21       $ 23.50   $ 24.00   $ 0.16

ITEM 6   SELECTED FINANCIAL DATA

Amounts are in thousands except for per share data.
Consolidated Financial Highlights               DEC         DEC            DEC           DEC            DEC
Unaudited                                       2001        2000           1999          1998           1997
Performance
Net Income ..................................   $ 4,836     $  3,905       $  3,787      $  3,405       $  3,011
Return of Average Assets ....................      1.62%        1.42%          1.49%         1.45%          1.38%
Return on Average Equity ....................     15.15%       14.28%         14.27%        13.23%         12.20%
Shareholders' Value
Earnings per Share, Basic and Diluted .......   $  2.28     $   1.80       $   1.74      $   1.56       $   1.38
Dividends ...................................   $  0.72     $   0.62       $   0.52      $   0.46       $   0.34
Book Value ..................................   $ 16.03     $  14.31       $  12.36      $  12.42       $  11.28
Market Value ................................   $ 26.00     $  24.00       $  27.00      $  25.50       $  17.60
Market Value/Book Value Ratio ...............    162.20%      167.71%        218.44%       205.31%        156.08%
Price Earnings Multiple .....................     11.40x       13.33x         15.52x        16.35x         12.75x
Dividend Payout Ratio .......................     31.62%       35.15%         29.82%        29.23%         24.42%
Dividend Yield ..............................      2.77%        2.58%          1.93%         1.80%          2.18%
Safety and Soundness
Stockholders' Equity/Asset Ratio ............     10.70%       10.71%         10.26%        10.94%         10.77%
Allowance for Loan Loss as a Percent of Loans      0.94%        1.11%          1.15%         1.21%          1.32%
Net Charge Offs/Total Loans .................     0.063%       0.045%         0.129%        0.110%         0.090%
Allowance for Loan Loss/Nonaccrual Loans ....    383.67%      464.44%        985.61%       331.88%        163.24%
Allowance for Loan Loss/Non-performing Loans     306.28%      381.43%        655.22%       324.43%        139.43%
Balance Sheet Highlights at December 31, 2001
Total Assets ................................   $315,347    $287,625       $261,319      $247,202       $228,720
Total Investments ...........................    100,783      99,678         92,066        93,175         88,149
Net Loans ...................................    191,913     170,262        150,630       139,536        125,110
Allowance for Loan Losses ...................      1,816       1,918          1,756         1,713          1,676
Total Deposits ..............................    238,891     230,739        215,424       209,881        193,592
Stockholders' Equity ........................   $ 33,754    $ 30,852       $ 26,810      $ 27,046       $ 24,644

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company's performance for the years ending December 2001 and 2000. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates seven full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, PA. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, PA. Principal market areas are Susquehanna and Wyoming Counties in PA and the bordering areas of those counties. As of December 31, 2001, the Bank employed 80 full-time employees and 17 part-time employees.

Forward Looking Statements
When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 1 to the Company's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Results of Operations



Net Interest Income
Net interest income is the main source of the Company's income. It is the difference between interest earned on assets and interest paid on liabilities. The discussion of net interest income should be read in conjunction with Table 2: "Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential", and Table 3: "Rate/Volume Analysis of Changes in Net Interest Income."

The following table shows the net interest income on a fully tax equivalent basis for each of the three years ending December 2001, 2000, and 1999.

TABLE 1
Net Interest Income
(In thousands)
                                                   2001      2000      1999
Total Interest Income ..........................   $20,902   $19,990   $17,623
Tax Equivalent Adjustment ......................       991       991       937
                                                    21,893    20,981    18,560
Total Interest Expense .........................    10,022    10,469     8,480
Net Interest Income (Fully Tax Equivalent Basis)   $11,871   $10,512   $10,080

Table 2 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities. Yields on tax-exempt assets have not been calculated on a fully tax equivalent basis. For yield calculation purposes, nonaccruing loans are included in average loan balances. Table 3 analyzes the components contributing to the changes in net interest income in 2001 and indicates the impact in either changes in rate or changes in volume

TABLE 2
Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

                                            2001                            2000                             1999
ASSETS                           Average              Yield/      Average               Yield/     Average                Yield/
                                Balance    Interest   Rate        Balance   Interest    Rate       Balance     Interest   Rate
Loans
   Real Estate ................ $  98,238  $   7,995   8.14%      $  90,002  $   7,349   8.17%     $  82,534   $   6,680    8.09%
   Installment ................    18,945      1,715   9.05%         18,629      1,769   9.50%        17,739       1,616    9.11%
   Commercial .................    54,761      4,696   8.58%         47,474      4,323   9.11%        37,283       3,366    9.03%
   Tax Exempt .................     8,428        401   4.76%          6,398        326   5.10%         7,801         354    4.54%
   Other Loans ................       461         49  10.63%            424         53  12.50%           367          41   11.17%
Total Loans ...................   180,833     14,856   8.22%        162,927     13,820   8.48%       145,724      12,057    8.27%
 Investment Securities  (AFS)
   Taxable ....................    70,636      4,339   6.14%         64,205      4,397   6.85%        63,737       3,947    6.19%
   Non-Taxable ................    28,745      1,522   5.29%         31,139      1,598   5.13%        28,667       1,464    5.11%
Total Securities ..............    99,381      5,861   5.90%         95,344      5,995   6.29%        92,404       5,411    5.86%
Time Deposits with Other Banks      2,526        149   5.90%          1,536        112   7.29%           589          39    6.62%
Fed Funds Sold ................       806         36   4.47%            976         63   6.45%         2,353         116    4.93%
Total Earning Assets ..........   283,546     20,902   7.37%        260,783     19,990   7.67%       241,070      17,623    7.31%

Less: Allowance for Loan Losses    (1,905)                           (1,820)                          (1,716)
Cash and Due from Banks .......     5,160                             5,102                            4,948
Premises and Equipment, Net ...     3,393                             3,451                            3,521
Other Assets ..................     7,939                             7,438                            6,580
 Total Assets ................. $ 298,133                         $ 274,954                        $ 254,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                               2001                         2000                             1999
                                           Average              Yield/    Average             Yield/    Average               Yield/
                                           Balance   Interest   Rate      Balance   Interest  Rate      Balance   Interest    Rate
Loans
   Interest Bearing Demand ............... $ 21,402       402   1.88%     $ 18,232      397   2.17%     $ 16,066        225   1.40%
   Regular Savings .......................   51,405     1,497   2.91%       44,247    1,600   3.62%       33,416        887   2.65%
   Money Market  Savings .................   31,494       991   3.15%       34,022    1,611   4.74%       38,900      1,511   3.88%
   Time ..................................  105,598     5,762   5.46%      101,706    5,660   5.57%      102,011      5,364   5.26%
Total Interest Bearing Deposits ..........  209,899     8,652   4.12%      198,207    9,268   4.68%      190,393      7,987   4.20%
Other Borrowings .........................   25,751     1,370   5.32%       20,682    1,201   5.81%       10,135        493   4.86%
Total Interest Bearing ...................  235,650    10,022   4.25%      218,889   10,469   4.78%      200,528      8,480   4.23%
Net Interest Income ......................           $ 10,880   3.12%               $ 9,143   2.88%                $  9,521   3.08%
Non-Interest Bearing
     Demand Deposits .....................   28,546                         26,680                         25,527
Accrued Expenses and Other Liabilities ...    2,013                          2,034                          1,806
Stockholders' Equity .....................   31,924                         27,351                         26,542
Total Liabilities and Stockholders' Equity $ 98,133                       $274,954                       $254,403
Interest Income/Earning Assets ...........                      7.37%                         7.67%                            7.31%
Interest Expense/Earning Assets ..........                      3.53%                         4.01%                            3.52%
Net Interest Margin ......................                      3.84%                         3.66%                            3.79%

========

TABLE 3
Rate/Volume Analysis of Changes in Net Interest Income

                                         2001 to 2000                           2000 to 1999
(in thousands)                     Increase     Change Due to           Increase     Change Due to
                                   Decrease   Rate       Volume         Decrease   Rate       Volume
INTEREST INCOME
Real Estate Loans ..............   $   646    $   (27)   $   673        $   669    $    65    $   604
Installment Loans ..............       (54)       (84)        30            153         72         81
Commercial Loans ...............       373       (291)       664            957         37        920
Tax Exempt Loans ...............        75        (28)       103            (28)        36        (64)
Other Loans ....................        (4)        (9)         5             12          6          6
Total Loans ....................     1,036       (439)     1,475          1,763        216      1,547
Investment Securities  (AFS)
Taxable ........................       (58)      (498)       440            450        421         29
Non-Taxable ....................       (76)        47       (123)           134          8        126
 Total Securities (AFS) ........      (134)      (451)       317            584        429        155
Time Deposits with Other Banks .        37        (41)        78             73         10         63
Fed Funds Sold .................       (27)       (16)       (11)           (53)        15        (68)
Total Interest Income ..........       912       (947)     1,859          2,367        670      1,697

INTEREST EXPENSE
Interest Bearing Demand Deposits         5        (64)        69            171        141         30
Regular Savings Deposits .......      (103)      (362)       259            713        426        287
Money Market  Savings Deposits .      (620)      (500)      (120)           100        289       (189)
Time Deposits ..................       102       (115)       217            296        312        (16)
Total Interest Bearing Deposits       (616)    (1,041)       425          1,280      1,168        112
Other Borrowings ...............       169       (125)       294            708        195        513

Total Interest Expense .........      (447)    (1,166)       719          1,988      1,363        625
Net Interest Spread ............   $ 1,359    $   219    $ 1,140        $   379    $  (693)   $ 1,072



Net interest income on loans increased $1,036,000 from 2000 to 2001. This increase of 7.5% is attributable to growth in the loan portfolio during the Year 2001. Net loans increased 12.72%. Prime rate went from 9.5% to 4.75% during the year.

Interest income on taxable investments decreased $58,000 from 2000 due to lower interest rates during the year. Beginning in January and ending in December, the Federal Reserve Bank decreased interest rates 11 times. Interest income from Federal Funds sold decreased $27,000 from 2000 to 2001 because of lesser volume and lower rates. In addition, the growth in the loan portfolio did not provide for excess funds.

For comparison, interest income on loans increased $1,763,000 in 2000 from 1999. This increase of 14.6% was attributable to growth in the loan portfolio during the Year 2000. Net loans increased 13%. Although interest rates were higher at the end of the year than the beginning, competitive pricing pressures kept income lower. Prime rate increased from 8.5% to 9.5% during 2000.

Interest income on taxable investments increased $449,000 from 1999 to 2000 due to a combination of higher balances and investing at higher interest rates during the 2000. Beginning in June 1999 and ending in May of 2000, the Federal Reserve Bank increased interest rates 1 3/4%. During most of the Year 2000, interest rates were inverted, meaning that short-term rates were higher than long-term rates. Because of this situation and management's desire to shorten maturities on taxable investments, purchase of taxable securities were limited to those with maturities of 5 years or less.

As previously stated, short-term interest rates decreased during the Year 2001. Since deposit accounts are priced off the short end of the treasury curve, the Bank experienced an abnormal decrease in interest expense of $447,000 or 4.3% in 2001. Not only did deposits cost less, but borrowings also were less expensive. Funding loan growth through borrowing was deemed more economically sensible than through aggressive certificate of deposit rates. Interest on deposits decreased $616,000 in 2001.

Short-term interest rates increased during the Year 2000. Since deposit accounts are priced off the short end of the treasury curve, the Bank experienced an abnormal increase in interest expense during 2000 over 1999 of 23.4% or $1,988,000. Not only did deposits cost more, term borrowings also were more expensive as that line item went from $493,000 in 1999 to $1,201,000 in 2000. Funding loan growth through term borrowing was deemed more economically sensible than through aggressive certificate of deposit rates. Interest on deposits increased $1,280,000 in 2000 over 1999 due to the increase in short-term rates.


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

The provision for loan losses was $20,000, $240,000 and $240,000 for the years 2001, 2000, and 1999. Net charge-offs for 2001 were $122,000 compared to $78,000 in 2000. As of December 31, 2001, the allowance for loan loss was 0.94% of loans and at December 31, 2000, the ratio was 1.11% of loans. After allocation of reserves to all non-accrual and especially mentioned loans as well as applying a percentage of outstanding loans based on the loss history of such loans in each category, the opinion of management was that the provision for loan loss was proper and sufficient. The ratio of allowance for loan loss to non-performing loans was 306.28% at year end 2001.

Net charge-offs for 2000 were $78,000 compared to $198,000 in 1999, so the balance in allowance for loan loss increased 9.23%. The ratio of allowance for loan loss to non-performing loans was 381.43% at year-end 2000 as compared to 655.22% at year-end 1999. As of December 31, 2000, the allowance for loan loss was 1.11% of loans and at December 31, 1999, the ratio was 1.15% of loans.

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

Several components of this category contributed strongly to the increase of $253,000 from $1,452,000 in 2000 to $1,705,000 in 2001, an increase of 17.4%.
Bank-owned life insurance in the amount of $4 million was added to assets at midyear and contributed $124,000. The commissions from the sales of investment products from our third party provider increased $38,000 ending the year at $140,000 compared to $102,000 in 2000. Overdraft fees increased $104,000 in 2001 which was 16.6%.

Non-interest income in 2000 increased $146,000 or 11.2% from 1999. Increased volume and adjustments in fee schedules account for customer service fees increasing $78,000.

The following table analyzes the increase in total other income by comparing the years ending 2001 and 2000:

TABLE 4
INCOME
(In thousands)                                                  Variance 2001              Variance 2000
                                  December 31                 Amount    Percent          Amount     Percent
                           2001       2000      1999          Of Change Of Change        Of Change  Of Change
Service Charges and Fees   $1,125   $  978   $  900           147      15.03%             78          8.67%
Other Operating Income .      548      453      321            95      20.97%            132         41.12%
Gains on Security Sales        32       21       85            11      52.38%            (64)       (75.29)%
TOTAL Other Income .....   $1,705   $1,452   $1,306           253      17.42%            146         11.18%


OTHER EXPENSE

Non-Interest Expense

Non-interest expense includes all other expenses associated with the Company. Salaries and related benefits is the largest expense in this category and it increased $207,000 or 7.3% over year end 2000. Annual salary increases, along with an increase for health insurance, were the reasons for this change. In comparison, the increase in this category from 1999 to 2000 was 11.2% or $285,000. New employees and annual salary increases along with an increase for health insurance were the reason.

Occupancy expense decreased 6.8% or $23,000 in 2001 as compared to 2000, when occupancy expense increased 4.6% or $15,000. This was considered a normal fluctuation for taxes, utilities, repairs and maintenance, and depreciation.

Furniture and equipment expense decreased a negligible amount with 2001 at $385,000 compared to 2000 at $388,000 which was consistent with 1999 expenses of $383.000.

Professional fees, which includes outside service, continues to increase as management and the Company find it efficient and cost effective to utilize outside services and consultants to facilitate management and operations. Professional fees and outside services were $231,000 in 2001 which compares to $216,000 in 2000 and $197,000 in 1999.

Computer services and supplies is another component of other expenses and it is as its name implies. This category covers the expense of data processing for the Company. Each year dependence grows as does the resultant expense. In 2001 the expense was $394,000 compared to $361,000 in 2000 and $306,000 in 1999.
Technology has proven to be expensive, but necessary to provide excellent customer service and maintain efficiencies.

Taxes, other than payroll and income, are another component and in 2001, this expense was $290,000 compared to $255,000 in 2000, an increase considered to be normal. In 1999 taxes were $247,000.

Every other non-interest expense is in the category of other. In 2001 this expense increased $223,000 and the total for this year was $1,461,000. The biggest components in this figure were the amortization of premiums on the purchase of the Tunkhannock and Meshoppen branch offices at $258,000; operating costs other than salaries for our operation center, $151,000; directors' and associate directors' fees, employee education costs of $66,000; stationery printing and supplies, $120,000; and postage at $143,000. All were deemed to be in line with budget expectations. Also included in non-interest expense for 2001 was a $139,000 estimated loss on the alleged fraud in the sale of securities by Bentley Financial Services, Inc. for funds the Company had invested with them. Please refer to Note 12 to the Consolidated Financial Statements for a further discussion on this matter.

All other non-interest expense only increased $12,000 in 2000 compared to 1999. The Bently investment loss accounts for the largest share of the variance between the three years. Other variances are postage was up from $112,000 in 2000 to $143,000 in 2001. Automated teller machine costs were $131,000 in 2000 and $192,000 in 2001.

TABLE 5
EXPENSE
                                                                             Variance                    Variance
(In thousands)                                                                 2001                       2000
                                          31-Dec   31-Dec   31-Dec      Amount       Percent       Amount      Percent
                                          2001     2000     1999        Of Change    Of Change     Of Change   Of Change
Salaries and Benefits .................   $3,026   $2,819   $2,534      $  207        7.34%        $  285      11.25%
Occupancy Expenses ....................      315      338      323         (23)      (6.80)%           15       4.64%
Furniture and Equipment Expense .......      385      388      383          (3)      (0.77)%            5       1.31%
FDIC Insurance and Assessments ........      119      116       92           3        2.59%            24      26.09%
Professional Fees and Outside Services       231      216      197          15        6.94%            19       9.64%
Computer Services and Supplies ........      394      361      306          33        9.14%            55      17.97%
Taxes, Other Than Payroll and Income ..      290      255      247          35       13.73%             8       3.24%
Other Operating Expenses ..............    1,461    1,238    1,226         223       18.01%            12       0.98%
Total Non-Interest Expense ............    6,221    5,731    5,308      $  490        8.55%        $  423       7.97%
Income Before Income Taxes ............    6,344    5,002    4,901
Provision for Income Taxes ............    1,508    1,097    1,115
Net Income ............................   $4,836   $3,905   $3,786
Net Income Per Share, Basic and Diluted     2.28     1.80     1.74

Federal Income Taxes

The provision for income taxes was $1,508,000 in 2001 compared to $1,097,000 in 2000 and $1,114,000 in 1999. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 24% in 2001, up from 22% in 2000 and 23% in 1999. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2001.


Quarterly Results

The decline in interest rates in the first quarter and slower loan growth caused a loss in interest income in the first quarter. Interest income increased during the second and third quarters of 2001 as the loan portfolio grew. The rate declines caused a downturn again by the fourth quarter. Compare this to the scenario in 2000 when net income improved each of the first three quarters due to rising rates with a slight dip in the last quarter due to the larger gain in other income peaking during the third quarter of 2000.

Interest expense decreased each quarter of 2001 as interest rates dropped eleven times throughout the year. In 2000 interest rates were going up and interest expense reached a high in the fourth quarter at $2,844,000.

The combination of loan growth and falling rates made each quarter show improved net interest income numbers in 2001.

The provision for loan loss of $20,000 was made in the first quarter of 2001. Because of good credit quality and low past due ratios, the remaining quarters were at zero. The provision for the prior year was $240,000.

The changes in securities gains and losses were not significant during 2001. Some gains were taken in the first quarter as interest rates started to decline. As the rate declines continued, the portfolio's performance precluded any restructuring changes, and liquidity needs were met with short-term borrowings.

Net Income was highest during the third quarter due to lower Other Expenses in the third quarter and good interest income. The fourth quarter showed a small decrease with net interest income improving significantly in that quarter but Other Expenses coming in higher to diminish the effect. In 2000 net income grew each quarter as rates continued to rise.

Earnings per share increased $0.05 in the first quarter with the second quarter the same. The third quarter increased $0.08 with the fourth quarter the same. In 2000 there was a $0.03 increase in the second quarter, another $0.03 in the third quarter, and a $0.01 increase in the last quarter.

TABLE 6
Quarterly Results of Operations
                                                   Quarter Ended 2001
                                    Mar 31       Jun 30       Sep 30       Dec 31
Interest Income .................   $ 5,178      $ 5,210      $ 5,287      $ 5,227
Interest Expense ................     2,674        2,532        2,503        2,313
Net Interest Income .............     2,504        2,678        2,784        2,914
Provision for Loan Loss .........        20            0            0            0
Securities Gains/Losses .........        29            0           16          (13)
Other Income ....................       328          444          456          445
Other Expense ...................     1,330        1,642        1,520        1,729
Income Before taxes .............     1,511        1,480        1,736        1,617
Income Taxes ....................       370          362          446          330
Net Income ......................     1,141        1,118        1,290        1,287
Primary Earnings per common share      0.53         0.53         0.61         0.61

                                                   Quarter Ended 2000
                                    Mar 31        Jun 30        Sep 30        Dec 31
Interest Income .................   $ 4,659       $ 4,891       $ 5,140       $ 5,300
Interest Expense ................     2,334         2,537         2,754         2,844
Net Interest Income .............     2,325         2,354         2,386         2,456
Provision for Loan Loss .........       (60)          (60)          (60)          (60)
Securities Gains/Losses .........         2            (2)           12             9
Other Income ....................       330           344           362           395
Other Expense ...................    (1,428)       (1,401)       (1,355)       (1,547)
Income Before taxes .............     1,169         1,235         1,345         1,253
Income Taxes ....................       273           290           308           226
Net Income ......................       896           945         1,037         1,027
Primary Earnings per common share      0.41          0.44          0.48          0.48

FINANCIAL CONDITION

The Corporation's financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Corporation has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TBALE 7
Sources, Uses of Funds
                                           2001                                 2000                        1999
                                Average     Increase (Decrease)       Average    Increase (Decrease)        Average
Funding Uses                    Balance     Amount     Percent        Balance    Amount     Percent         Balance
Real Estate Loans ..........      98,238    $ 8,236     9.15%           90,002   $ 7,468      9.05%           82,534
Consumer Loans .............      18,945        316     1.70%           18,629       890      5.02%           17,739
Commercial Loans ...........      54,761      7,287    15.35%           47,474    10,191     27.33%           37,283
Tax Exempt Loans ...........       8,428      2,030    31.73%            6,398    (1,403)   (17.98)%           7,801
Other Loans ................         461         37     8.73%              424        57     15.53%              367
Total Loans ................     180,833                               162,927                               145,724
Less Allowance for Loan Loss      (1,905)                               (1,820)                               (1,716)
Total Loans with Loan Loss .     178,928     17,821    11.06%          161,107    17,099     11.87%          144,008
Taxable Securities .........      70,636      6,431    10.02%           64,205      (121)    (0.19)%          63,737
Non-Taxable Securities .....      28,745     (2,394)   (7.69)%          31,139     2,472      8.62%           28,667
Total Securities ...........      99,381      4,037     4.23%           95,344     2,351      2.53%           92,993
Fed Funds Sold .............         806       (170)  (17.42)%             976    (1,377)   (58.52)%           2,353
Total Uses .................    $279,115    $21,688     8.42%         $257,427   $18,073      7.55%         $239,354

                                                  2001                           2000                  1999
                                      Average    Increase (Decrease)  Average   Increase (Decrease)    Average
Funding Sources                       Balance    Amount    Percent    Balance   Amount     Percent     Balance
Interest Bearing Demand Deposits ..     21,402  $  3,170   17.39%       18,232  $  2,166    13.48%         16,066
Regular Savings Deposits ..........     51,405     7,158   16.18%       44,247    10,831    32.41%         33,416
Money Market Savings Deposits .....     31,494    (2,528)  (7.43)%      34,022    (4,878)  (12.54)%        38,900
Time Deposits .....................    105,598     3,892    3.83%      101,706      (305)   (0.30)%       102,011
Total Interest Bearing Deposits ...    209,899    11,692    5.90%      198,207     7,814     4.10%        190,393
Other Borrowing ...................     25,751     5,069   24.51%       20,682    10,547   104.07%         10,135
Short Term Funds Borrowed .........      7,648                           5,100                             4,694
Long Term Funds Borrowed ..........     18,103                          15,582                             5,441
Total Funds Borrowed ..............     25,751                          20,682                            10,135
Total Interest Bearing Deposits and    235,650                         218,889                           200,528
       Funds Borrowed
Other Sources, net ................     45,991                          43,842                            38,826
Total Sources .....................   $281,641                        $262,731                         $ 239,354

Total assets increased 9.64%, to $315,347,000 in the year ending December 31, 2001. There were increases in both borrowed funds and deposits on the liability side, which fueled this growth of assets. Loan and investment portfolios on the asset side reflected growth also. In 2000, total assets increased 10.07% to $287,625,000.

Investments at year-end 2001 totaled $100,783,000 compared to $99,678,000 on December 31, 2000.

Loans continued to increase in 2001, ending the year with $191,913,000 in net loans compared to $170,262,000 at year-end 2000, an increase of 12.72%. Commercial loans and individual mortgages were the biggest gainers. Commercial loans were up over 26% to close the year at $73,422,000 compared to $58,204,000 at year-end 2000. In 2000 loans grew 13.03%

Mortgages were up 7.9% to $101,934,000 compared to $94,429,000 on December 31, 2000, an increase of $7,505,000. Mortgage growth was higher in 2000 at 10.41%, an increase of $8,901,000.

With interest rates down during 2001, there was a stronger demand for mortgages. The growth in commercial lending is due, in part, to a concerted effort on our part to increase our exposure to this segment.

To fund loan growth, short and long-term borrowings increased $16,593,000. Short-term borrowings stood at $21,338,000 at year-end 2001 compared to $7,245,000 the previous year. However, the average short term borrowing for 2001 was $7,648,000 compared to $5,100,000 for 2000. As the Year 2001 progressed and especially after September 11, 2001, it became evident that interest rates would remain low and the short term borrowing position could be liquidated with maturing and called investments in the future. Long-term borrowings increased $2,500,000 during 2001.


Loan Portfolio Types
All categories of loans except consumer loans showed growth in 2001. Consumer loans include personal lines of credit, installment loans, and home equity loans to individuals. These loans can be secured or unsecured and are generally used for purposes such as automobile financing, home improvement, recreational loans, and for educational purposes.

TABLE 8
Loan Portfolio
(In thousands)                 Dec 2001     Dec 2000     Dec 1999     Dec 1998     Dec 1997
     Commercial ............   $  73,422    $  58,204    $  47,771    $  44,349    $  14,796
     Real Estate Mortgage ..     101,934       94,429       85,528       79,369       96,201
     Consumer ..............      18,414       19,681       19,281       17,756       16,035
Total Loans ................     193,770      172,314      152,580      141,474      127,032
Deferred Loans .............         (41)        (134)        (194)        (225)        (246)
Total Loans, net of Deferred     193,729      172,180      152,386      141,249      126,786
Allowance for Loan Loss ....      (1,816)      (1,918)      (1,756)      (1,713)      (1,676)
Net Loans ..................   $ 191,913    $ 170,262    $ 150,630    $ 139,536    $ 125,110

Loan Maturities
The Bank has 19.27% of its loans maturing within the next year. Of those maturing within one year, most are commercial loans with the remainder split between mortgages and consumer loans. In the one to five year maturity range, the Bank has 25.2% of its portfolio. The over 5 year maturity group makes up 55.5% of the portfolio which reflects the Bank's significant investment in mortgages. Mortgages are 52.6% of the total loan portfolio.

TABLE 9
Loan Maturity by Type                  One Year        Over One Year               Over            Total
                                       Or Less         Within Five Years         Five Years            Loans
Commercial .........................   $ 24,488             $ 19,262             $ 29,663             $ 73,413
Real-Estate Mortgage ...............      7,518               21,045               73,357              101,920
Installment ........................      5,330                8,556                4,510               18,396
Total ..............................   $ 37,336             $ 48,863             $107,530             $193,729

Total Loans with Predetermined Rates     19,984               32,751               40,651               93,386
Total Loans with Variable Rates ....     17,352               16,112               66,879              100,343
Total ..............................   $ 37,336             $ 48,863             $107,530             $193,729


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

TABLE 10
Non-performing Loans
(In thousands)                                                                    December 31,
                                                                 2001      2000      1999      1998      1997
Nonaccrual and Restructured ..................................   $  473    $  413    $  178    $  516    $1,027
Loans Past Due 90 or More Days, Accruing Interest ............      120        90        90        12       175
Total Nonperforming Loans ....................................      593       503       268       528     1,202
Foreclosed Assets ............................................       79        50       250       351         0
Total Nonperforming Assets ...................................   $  672    $  553    $  518    $  879    $1,202
Nonperforming Loans to Total Loans at Period-end .............     0.31%     0.29%     0.18%     0.37%     0.95%
Nonperforming Assets to Period-end Loans and Foreclosed Assets     0.35%     0.32%     0.34%     0.62%     0.95%

TABLE 11
(In thousands)                                      Year Ended December 31,
Non-accrued Loans:                           2001    2000    1999    1998    1997
Interest Income That Would Have Been .....   $70     $52     $28     $63     $96
        Recorded Under Original Items
Interest Income Recorded During the Period     6      18      14       7      24
Commitments To Lend Additional Funds .....     0       0       0      94       0


Allowance for Loan Losses
The balance in the allowance for loan losses is based on management's assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. Although the Bank has sold some mortgages on the secondary market in the past, the Bank did not sell any in 2001. Management expects this trend to continue. Therefore, allocation methods are the same for all mortgages. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2001, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgement is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

This is the only year of the last five years where the allowance for loan loss decreased. During 2001, asset quality improved and past dues remained low. Therefore, management lowered the provision for loan losses made to $20,000 from $240,000 in 2001, despite the higher number of net charge-offs in 2001 compared to 2000. In 1998 and 1999, the net charge-offs were more than in 2001 and the Bank had a much smaller portfolio during those years.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 12
Summary of Loan Loss Experience

(In thousands)                                                                 Years Ended
                                                        Dec 2001    Dec 2000    Dec 1999    Dec 1998    Dec 1997
Average Total Loans .................................   $180,833    $162,927    $145,724    $134,692    $114,119
Balance at Beginning of Period ......................      1,918       1,756       1,713       1,676       1,664
Charge Offs
     Commercial .....................................         25           0          46          94          38
     Residential Real Estate ........................         35           4          87          31          50
     Installment ....................................        125         115         108          70          61
Total charge Offs ...................................        185         119         241         195         149
Recoveries
     Commercial .....................................         14           0           3          14           4
     Real Estate ....................................         14          11           4           4          17
     Installment ....................................         35          30          37          24          10
Total Recoveries ....................................         63          41          44          42          31
Net Charge-Offs .....................................        122          78         197         153         118
Provision for Loan Losses ...........................         20         240         240         190         130
Balance at End of Period ............................   $  1,816    $  1,918    $  1,756    $  1,713    $  1,676
Allowance for Credit Losses to Period-end Total Loans       0.94%       1.11%       1.15%       1.21%       1.32%
Allowance for Credit Losses to Non-accrual Loans ....     383.67      464.44      985.61      331.88      163.24
Net Charge-Offs to Average Loans ....................       0.07        0.05        0.14        0.11        0.10


The following table details the allocation of the allowance for loan losses to various categories:

TABLE 13

Allocation of Allowances                  % of Loan        % of Loan         % of Loan          % of Loan           % of Loan
(In thousands)                            Type to          Type to           Type to            Type to             Type to
                                 Dec      Total    Dec     Total     Dec     Total     Dec      Total      Dec      Total
                                 2001     Loans    2000    Loans     1999    Loans     1998     Loans      1997     Loans
     Commercial ...............  $  339    37.9%   $  359   33.8%    $  328   31.3%    $  320    31.3%     $  321    11.6%
     Real Estate Mortgage .....     364    52.6       385   54.8        352   56.1        343    56.1         344    75.8
     Consumer .................     138     9.5       144   11.4        133   12.6        130    12.6         129    12.6
     Unallocated ..............     975     N/A     1,030    N/A        943    N/A        920     N/A         882     N/A
Total Allowance for Loan Losses  $1,816   100.0%   $1,918  100.0%    $1,756  100.0%    $1,713   100.0%     $1,676   100.0%

The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. Management believes the allowance is adequate to cover the inherent risks associated with the loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.


Highly leveraged transactions (HLT's) that result in the borrower's debt-to-total assets ratio exceeding the 75%, generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts The Corporation had no loans at December 31, 2001 that qualified as HLT's.


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

Table 14 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2001.

TABLE 14
Securities by Maturities  (Amortized Cost)

(In thousands)                      1 Year             1-5               5-10              Over 10
                                    or Less  Average   Years    Average  Years    Average  Years     Average  TOTAL     Average
                                    Amount   Yield     Amount   Yield    Amount   Yield    Amount    Yield    Amount    Yield
Available for Sale
US Government Treasury ..........   $   499  6.85%     $     0  0.00%    $     0  0.00%    $     0   0.00%     $   499  6.85%
US Government Agency ............     2,176  5.97%       5,641  4.90%      4,223  6.42%          0   0.00%     $12,040  5.61%
State/County/Municipal Obligation       933  5.24%       2,271  4.95%      5,631  5.20%     19,827   5.21%     $28,662  5.19%
Mortgage-Baked Securities .......     6,218  5.45%      11,468  5.61%      7,888  5.68%      1,666   5.96%     $27,240  5.61%
Corporate/Other Securities ......     3,144  7.32%      21,782  6.56%      4,103  6.73%        582   5.09%     $29,611  6.63%
Equity Securities ...............         0  0.00%           0  0.00%          0  0.00%      1,919   5.76%     $ 1,919  5.76%
TOTAL Available for Sale ........   $12,970  6.03%     $41,162  5.98%    $21,845  5.90%    $23,994   5.30%     $99,971  5.80%

Table 15 shows the balance of securities for the past three years on December
31. More details on Securities can be found in Note 3 of the Consolidated Financial Statement.

TABLE 15
Securities (Fair Value)
(In thousands)
                                  2001            2000            1999
Treasury/Agency Obligations ...   $ 12,661        $ 24,401        $ 26,911
State/Municipal Obligations ...     28,777          31,945          29,097
Mortgage backed Securities ....     27,220          25,649          27,378
Other Securities ..............     32,125          17,683           8,680
Total Investment Securities ...   $100,783        $ 99,678        $ 92,066
Available for Sale (Fair Value)   $100,783        $ 99,678        $ 92,066
Held to Maturity (Amortized) ..          0               0               0
Total Investment Securities ...   $100,783        $ 99,678        $ 92,066


Deposits
Deposits were harder to obtain during 2001 as a result of declining interest rates. The Bank was able to obtain funds at low cost from the Federal Home Loan Bank. As a result, there was little growth in certificates of deposits in the year 2001. For the same reason, there was less than 1% growth in IRA's.

The growth that did occur in deposits was in the savings and demand accounts. These core deposits were specifically the areas where growth was encouraged. Demand deposits increased $3,690,000 or 4.6% while savings increased 6.1% and $3,040,000.

TABLE 16
Average Deposits and Other Borrowings
(In thousands)
                                                  2001                             2000                         1999
                                       Amount     Rate    Diff $        Amount     Rate    Diff $         Amount     Rate
Interest Bearing Demand Deposits ...   $ 21,402   1.88%   $  3,170      $ 18,232   2.17%   $  2,166       $ 16,066   1.40%
Savings Deposits ...................     51,405   2.91%   $  7,158        44,247   3.62%   $ 10,831         33,416   2.65%
Money Market Savings ...............     31,494   3.15%   $ (2,528)       34,022   4.74%   $ (4,878)        38,900   3.88%
Time Deposits ......................    105,598   5.46%   $  3,892       101,706   5.57%   $   (305)       102,011   5.26%
Total Interest Bearing Deposits ....    209,899   4.12%   $ 11,692       198,207   4.68%   $  7,814        190,393   4.19%
Other Borrowings ...................     25,751   5.32%   $  5,069        20,682   5.81%   $ 10,547         10,135   4.86%
Total Interest Bearing Liabilities .    235,650   4.24%   $ 16,761       218,889   4.78%   $ 18,361        200,528   4.23%
Non-Interest Bearing Demand Deposits     28,546           $  1,866        26,680           $  1,153         25,527
Total ..............................   $264,196   3.79%   $ 18,627      $245,569   4.27%   $ 19,514       $226,055   3.75%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits over $100,000 are spread fairly evenly throughout the four categories. The largest percentage 34.48%, is in the first category of three months or less.

TABLE 17
Maturities
(In thousands)
                                        Amount       Percent
Three Months or Less ................   $ 6,296       34.48%
Over Three Months through Six Months      2,995       16.40%
Over Six Months through Twelve Months     4,624       25.32%
Over Twelve Months ..................     4,346       23.80%
Total ...............................   $18,261      100.00%

SHORT AND LONG TERM BORROWINGS

Short-term borrowings which are overnight or less than 30-day borrowings consist of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and U.S. Treasury tax and loan notes. Long-term borrowings consist of notes from the Federal Home Loan Bank. These notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage backed securities, certain mortgage loans and a lien on FHLB stock. For more detail on short and long-term borrowings see Note 7 and 8 of the Notes to Consolidated Financial Statements.

TABLE 18
BORROWED FUNDS
(In thousands)
                              2001      2000
Other Short Term Borrowings    21,338     7,245
FHLB Term Borrowings ......    20,000    17,500
Total .....................   $41,338   $24,745

Capital Accounts
Total stockholders' equity increased 9.41% or $2,902,000 over year-end 2000. This growth is primarily attributable to retained earnings. A common ratio used to determine effective use of capital is the return on average equity. For the year ending December 31, 2001, this ratio was 15.15% compared to 14.28% at December 31, 2000. A strong capital position has always been a goal of the Company, but we also recognize that investors want to see judicious use of capital. At year-end 2001, the equity-to-assets ratio was 10.70% compared to 10.71% at year-end 2000. It is the goal of management to implement ways to better leverage our capital. A capital-to-assets ratio closer to 8% is a target number.

Net Income increased capital by $4,836,000 in 2001 and dividends reduced that number by $1,529,000. The investment portfolio appreciated in value by $666,000 in 2001. Since all of our investments are available for sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $1,071,000 in treasury stock purchases reduced the capital account to equal the total net change.
From time to time the Company has purchased PFIS stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan. During the year 2001, 43,999 shares were purchased in this manner. There were no stock purchases from the treasury stock account by individuals exercising options or for our dividend reinvestment plan during 2001. The investment banking firms of Tucker Anthony, Inc. and Ferris, Baker Watts, Incorporated have been known to make markets in PFIS common stock.

The following table represents the Company's capital position as it compares to the regulatory guidelines at December 31, 2001.

TABLE 19
Capital Ratios
(In thousands)                                December 31      December 31      Regulatory
                                              2001             2000             Requirement
Tier 1 Capital to Risk Weighted ........      14.51%           15.90%           4.00%
TOTAL Capital to Risk Weighted .........      15.37%           16.99%           8.00%
Capital Leverage Ratio to Average Assets       9.89%           10.04%           4.00%

Interest Rate Sensitivity

The operations of the Company do not subject it to foreign currency risk or commodity price risk. The Company does not utilize interest rate swaps, caps, or hedging transactions. In addition, the Company has no market risk sensitive instruments entered into for trading purposes. However, the Company is subject to interest rate risk and employs several different methods to manage and monitor the risk.

Interest rate sensitivity refers to the relationship between market interest rates and the earnings volatility of the Company due to the repricing characteristics of assets and liabilities. The responsibility for monitoring interest rate sensitivity and policy decisions has been given to the Asset/Liability Committee (ALCO) of the Bank. The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to "match" maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities. Because of the risks caused by embedded options in both assets and liabilities, the services of a consultant was utilized in 2001 to test the accuracy of the software model being used. The final analysis was positive and some policy changes were enacted to reflect the increased regulatory emphasis on the economic value of equity (EVE).

The following sets forth the Company's interest sensitivity analysis as of December 31, 2001:

TABLE 20
Statement of Interest Sensitivity Gap
(In thousands)                                                         Maturity or Repricing In:
                                                                 3 to 6        6 to 12       1 to 5       Over 5
                                                   3 Months      Months        Months        Years        Years
RATE SENSITIVE ASSETS
Loans ..........................................   $  18,769     $  19,180     $  24,315     $  78,971    $  50,678
Securities .....................................       8,523         4,769         6,033        49,612       32,099
Federal Funds Sold .............................           0             0             0             0            0
Total Rate Sensitive Assets ....................      27,292        23,949        30,348       128,583       82,777
Cummulative Rate Sensitive Assets ..............      27,292        51,241        81,589       210,172      292,949

RATE SENSITIVE LIABILITIES
Interest Bearing Checking ......................         619           619         1,238         9,907        8,256
Money Market Deposits ..........................         968           967         1,935        15,480       12,900
Regular Savings ................................       1,617         1,573         3,371        25,143       20,951
CDs and IRAs ...................................      25,264        23,357        23,309        28,403        2,350
Other Borrowings ...............................      21,217             0             0         7,621       13,863
Total Rate Sensitive Liabilities ...............      49,685        26,516        29,853        86,554       58,320
Cummulative Rate Sensitive Liabilities .........      49,685        76,201       106,054       192,608      250,928

Period Gap .....................................   $ (22,393)    $  (2,567)    $     495     $  42,029    $  24,457
Cummulative Gap ................................     (22,393)      (24,960)      (24,465)       17,564       42,021
Cummulative Rate Sensitive Assets to Liabilities       54.93%        67.24%        76.93%       109.12%      116.75%
Cummulative Gap to Total Assets ................       (7.10)%       (7.92)%       (7.76)%        5.57%       13.33%


The drop in the Federal Reserve Bank's discount and federal funds rate by 475 basis points during 2001 actually put to test the Company's ability to effectively manage its interest rate sensitivity. Throughout the year, the Company was able to effectively manage its net interest margin. As a result, the net interest margin remained fairly stable starting at 3.66% for the month of December 2000, compared to 3.84% for the year 2001 and ending at 3.93% for the month of December 2001.

Liquidity

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts which are managed through our system of branches. In addition, loan payments on existing loans, sales of loans held for sale, or investments available for sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2001, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $107,034,000. During the Year 2001, maturities and sales of investments, increases in deposits, and short term borrowings provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2001 totaled $16,417,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents the aggregate on and off balance sheet contractual obligations to make future payments.

Contractual Obligations
In Thousands
                                     December 31, 2001
                   Less than                                                Over
                   1 Year              1-3 Years         4-5 Years          5 Years            Total
Time Deposits ..   $ 71,884           $ 19,961           $  8,442           $  2,396           $102,683
Long-term Debt .          0                  0              7,500             12,500             20,000
Operating Leases     17,760             40,320             41,400             39,600            139,080
Total ..........   $ 89,644           $ 60,281           $ 57,342           $ 54,496           $261,763


The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

SUBSEQUENT EVENT

On November 19, 2001, the Bank entered into an agreement with another bank to purchase certain assets, including furniture and equipment and assume certain liabilities, including approximately $6,000,000 of deposits and a premises lease, of a branch located in Norwich, New York. The purchase price equals $50,000 for a deposit premium plus the book value cost of the personal property. Subsequently, the Company formed an interim national bank which was assigned the Bank's interest in the agreement. On March 6, 2002, the branch purchased was consummated and the interim national bank was merged with and into the Bank. The transaction closed on March 6, 2002.


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

NEW ACCOUNTING STANDARDS
The following can be found under Note 1 of the Notes to Consolidated Financial
Statements:

         SFAS No. 141, "Business Combinations"
         SFAS No. 142 "Goodwill and Other Intangible Assets".
         SFAS No. 143, "Accounting for Asset Retirement Obligations"
         SFAS No. 144, "Accounting for Impairment of Long-Lived Assets and for
                        Long-Lived  Assets to Be Disposed Of "


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

ITEM 8   Financial Statements and Supplementary Data

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Peoples Financial Services Corp.
Hallstead, Pennsylvania


         We have audited the accompanying consolidated balance sheet of Peoples Financial Services Corp. and its subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Peoples Financial Services Corp. and its subsidiary for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated February 15, 2001, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and its subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                  /s/BEARD MILLER COMPANY LLP





Allentown, Pennsylvania
January 4, 2002

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    December 31,
                                                                  2001       2000
                                                        (In Thousands, except Per Share Data)
Cash and due from banks .......................................   $  7,172   $  5,507
Interest bearing deposits in other banks ......................        107      2,090
                                                                  --------   --------

    Cash and Cash Equivalents .................................      7,279      7,597
Securities available for sale .................................    100,783     99,678
Loans receivable, net of allowance for loan losses 2001 $1,816;
    2000 $1,918 ...............................................    191,913    170,262
Premises and equipment, net ...................................      3,371      3,411
Accrued interest receivable ...................................      2,282      2,362
Other assets ..................................................      9,719      4,315
                                                                  --------   --------

    Total Assets ..............................................   $315,347   $287,625
                                                                  ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
                                                   December 31,
                                                 2001        2000
                                   (In Thousands, except Per Share Data)Deposits:
    Non-interest bearing                         $ 30,664   $ 27,290
    Interest-bearing ...                          208,227    203,449
                                                 --------   --------

    Total Deposits .....                          238,891    230,739

Short-term borrowings ..                           21,338      7,245
Long-term borrowings ...                           20,000     17,500
Accrued interest payable                              703        854
Other liabilities ......                              661        435
                                                 --------   --------

    Total Liabilities ..                          281,593    256,773
                                                 --------   --------

STOCKHOLDERS' EQUITY
                                                                              December 31,
                                                                            2001         2000
                                                                (In Thousands, except Per Share Data)
     Common stock, par value $2 per share; authorized 12,500,000 shares;       4,455        4,455
         issued 2,227,500 shares; outstanding 2001 2,105,836 shares;
         2000 2,149,835 shares
     Surplus ...........................................................       4,611        4,611
     Retained earnings .................................................      26,851       23,544
     Accumulated other comprehensive income (loss) .....................         536         (130)
     Treasury stock, at cost, 2001 121,664 shares; 2000 77,665 shares ..      (2,699)      (1,628)
                                                                            ---------    ---------

         Total Stockholders' Equity ....................................      33,754       30,852
                                                                           ---------    ---------

         Total Liabilities and Stockholders' Equity ....................   $ 315,347    $ 287,625
                                                                           =========    =========

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME


                                                                   Years Ended December 31,
                                                   ----------------------------------------------------------
                                                                    2001      2000      1999
                                                             (In Thousands, except Per Share Data)
INTEREST INCOME
     Loans receivable, including fees ...........................   $14,856   $13,820   $12,057
     Securities:
         Taxable ................................................     4,340     4,397     3,948
         Tax-exempt .............................................     1,522     1,598     1,464
     Other ......................................................       184       175       155
                                                                    -------   -------   -------

         Total Interest Income ..................................    20,902    19,990    17,624
                                                                    -------   -------   -------

INTEREST EXPENSE
     Deposits ...................................................     8,652     9,268     7,988
     Short-term borrowings ......................................       232       280       214
     Long-term borrowings .......................................     1,138       921       279
                                                                    -------   -------   -------

         Total Interest Expense .................................    10,022    10,469     8,481
                                                                    -------   -------   -------

         Net Interest Income ....................................    10,880     9,521     9,143

PROVISION FOR LOAN LOSSES .......................................        20       240       240
                                                                    -------   -------   -------

         Net Interest Income after Provision for Loan Losses ....    10,860     9,281     8,903
                                                                    -------   -------   -------

OTHER INCOME
     Customer service fees ......................................     1,125       978       900
     Other income ...............................................       548       453       321
     Net realized gains on sales of securities available for sale        32        21        85
                                                                    -------   -------   -------

         Total Other Income .....................................     1,705     1,452     1,306
                                                                    -------   -------   -------

OTHER EXPENSES
     Salaries and employee benefits .............................     3,026     2,819     2,534
     Occupancy ..................................................       315       338       323
     Equipment ..................................................       385       388       383
     FDIC insurance and assessments .............................       119       116        92
     Professional fees and outside services .....................       231       216       197
     Computer service and supplies ..............................       394       361       306
     Taxes, other than payroll and income .......................       290       255       247
     Other ......................................................     1,461     1,238     1,226
                                                                    -------   -------   -------

         Total Other Expenses ...................................     6,221     5,731     5,308
                                                                    -------   -------   -------

         Income before Income Taxes .............................     6,344     5,002     4,901

FEDERAL INCOME TAXES ............................................     1,508     1,097     1,114
                                                                    -------   -------   -------

         Net Income .............................................   $ 4,836   $ 3,905   $ 3,787
                                                                    =======   =======   =======

EARNINGS PER SHARE
     Basic ......................................................   $  2.28   $  1.80   $  1.74
                                                                    =======   =======   =======

     Diluted ....................................................   $  2.28   $  1.80   $  1.74
                                                                    =======   =======   =======

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                            Other
                                                          Common                Retained    Comprehensive  Treasury
                                                          Stock      Surplus    Earnings    Income (Loss)  Stock       Total
                                                                           (In Thousands)
BALANCE - DECEMBER 31, 1998 ........................      $  4,455   $  4,455   $ 18,322    $    561       ($   748)   $ 27,045
                                                                                                                       --------
Comprehensive income:
    Net income .....................................             -          -      3,787           -              -       3,787
    Net change in unrealized gains (losses)on securities
    available for sale, net of taxes...                          -          -          -      (2,648)             -      (2,648)
                                                                                                                       --------

    Total Comprehensive Income .....................                                                                      1,139
                                                                                                                       --------

    Cash dividends declared, $.52 per share                      -          -     (1,129)          -              -      (1,129)
    Shares issued from treasury related to dividend
    reinvestment plan and stock option plan ........             -         57          -           -             52         109
    Purchase of treasury stock .....................             -          -          -           -           (354)       (354)
                                                          --------   --------   --------    --------       --------    --------

BALANCE - DECEMBER 31, 1999 ........................         4,455      4,512     20,980      (2,087)        (1,050)     26,810
                                                                                                                       --------
Comprehensive income:
    Net income .....................................             -          -      3,905           -              -       3,905
    Net change in unrealized gains (losses)on securities
       available for sale, net of taxes ............             -          -          -       1,957              -       1,957
                                                                                                                       --------

    Total Comprehensive Income .....................                                                                      5,862
                                                                                                                       --------

    Cash dividends declared, $.62 per share                      -          -     (1,341)          -             -       (1,341)
    Shares issued from treasury related to dividend
       reinvestment plan and stock option plan .....             -         99          -           -             80         179
    Purchase of treasury stock .....................             -         -           -           -           (658)       (658)
                                                          --------   --------   --------    --------       --------    --------

BALANCE - DECEMBER 31, 2000 ........................         4,455      4,611     23,544        (130)        (1,628)     30,852
                                                                                                                       --------
Comprehensive income:
    Net income .....................................             -          -      4,836           -              -       4,836
    Net change in unrealized gains (losses)on securities
       available for sale, net of taxes ...                      -          -          -         666              -         666
                                                                                                                       --------

    Total Comprehensive Income .....................                                                                      5,502
                                                                                                                       --------

    Cash dividends declared, $.72 per share ........             -          -     (1,529)          -              -      (1,529)
    Purchase of treasury stock .....................             -          -          -           -         (1,071)     (1,071)
                                                          --------   --------   --------    --------       --------    --------

BALANCE - DECEMBER 31, 2001 ........................      $  4,455   $  4,611   $ 26,851    $    536       ($ 2,699)   $ 33,754
                                                          ========   ========   ========    ========       ========    ========

                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                    2001        2000      1999
                                                                            (In Thousands)
                                                                           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .................................................   $ 4,836    $ 3,905    $ 3,787
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization .......................       644        641        642
            Provision for loan losses ...........................        20        240        240
            Gain on sale of equipment ...........................         -         (4)         -
            (Gain) loss on sale of other real estate ............        16         (5)         6
            Net amortization of securities premiums and discounts        93         79        225
            Net realized gains on sales of securities ...........       (32)       (21)       (85)
            Deferred income taxes (benefit) .....................       (47)       (70)       (32)
            Net increase in cash surrender value of life
         insurance ..............................................      (124)         -          -
            (Increase) decrease in assets:
               Accrued interest receivable ......................        80       (366)      (214)
               Other assets .....................................    (1,805)       (18)      (234)
            Increase (decrease) in liabilities:
               Interest payable .................................      (151)       135         15
               Other liabilities ................................       226        (81)       (24)
                                                                    -------    -------    -------

              Net Cash Provided by Operating Activities .........     3,756      4,435      4,326
                                                                    -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                           Years Ended December 31,
                                                          2001       2000       1999
                                                                (In Thousands)
                                                               ----------------
Proceeds from sale of available for sale securities       12,703      10,879     12,072
Proceeds from maturities of and principal repayments on
    available for sale securities .....................    24,570      7,230     18,292
Purchase of available for sale securities .............   (37,430)   (22,813)   (33,408)
Net increase in loans .................................   (21,914)   (19,857)   (11,451)
Purchase of investment in life insurance ..............    (4,000)         -          -
Proceeds from sale of premises and equipment ..........         -          4          -
Purchase of premises and equipment ....................      (346)      (339)      (316)
Proceeds from sale of other real estate ...............       198        200        157
                                                          -------    -------    -------

         Net Cash Used in Investing Activities ........   (26,219)   (24,696)   (14,654)
                                                          -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                            Years Ended December 31,
                                                                       2001           2000           1999
                                                                                 (In Thousands)
                                                                                ----------------
     Increase in deposits                                                 8,152         15,315          5,543
     Proceeds from long-term borrowings ..........................        2,500          5,500          7,000
     Net increase in short-term borrowings .......................       14,093          1,395          1,819
     Proceeds from sale of treasury stock ........................            -            179            109
     Purchase of treasury stock ..................................       (1,071)          (658)          (354)
     Cash dividends paid .........................................       (1,529)        (1,341)        (1,129)
                                                                       --------       --------       --------

              Net Cash Provided by Financing Activities ..........       22,145         20,390         12,988
                                                                       --------       --------       --------

              Increase (Decrease) in Cash and Cash Equivalents....         (318)           129          2,660

CASH AND CASH EQUIVALENTS - BEGINNING ............................        7,597          7,468          4,808
                                                                       --------       --------       --------

CASH AND CASH EQUIVALENTS - ENDING ...............................     $  7,279       $  7,597       $  7,468
                                                                       ========       ========       ========

                 See Notes to Consolidated Financial Statements


                                                                                         Years Ended December 31,
                                                                                      2001          2000       1999
                                                                                             (In Thousands)

SUPPLEMENTARY CASH FLOWS INFORMATION
     Interest paid ...........................................................        $     10,173   $10,333   $ 8,466
                                                                                      ============   =======   =======

     Income taxes paid .......................................................        $      1,586   $ 1,075   $ 1,216
                                                                                      ============   =======   =======

SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Foreclosed real estate acquired in settlement of loans ..................        $        243   $    53   $   233
                                                                                      ============   =======   =======

     Proceeds from sales of foreclosed real estate financed through loans.....        $          -   $    77   $   117
                                                                                      ============   =======   =======



                 See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Peoples Financial Services Corp. and its wholly-owned subsidiary, Peoples National Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

     The Company provides a variety of financial services, through the bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting. The Bank's primary deposits are checking accounts, savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation of the Federal Reserve Bank.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Presentation of Cash Flows

     For purposes of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

Securities

     Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Common equity securities include restricted investments, primarily Federal Home Loan Bank and Federal Reserve Bank stock which is carried at cost. Federal law requires a member institution of the Federal Home Loan Bank and the Federal Reserve Bank to hold stock according to a predetermined formula.

Loans Receivable

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to the yield.

     The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and various accelerated methods based on estimated useful lives. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

Intangible Assets

     The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method. These intangible assets of $2,627,000 and $2,885,000, net of accumulated amortization of $1,210,000 and $952,000, are included in other assets at December 31, 2001 and 2000, respectively. Amortization was $258,000 for each of the years ended December 31, 2001, 2000 and 1999.

Foreclosed Assets

     Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. The Company includes such properties in other assets. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expense. In addition, any gain or loss realized upon disposal is included in other income or expense.

Income Taxes

     Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Peoples Financial Services Corp. and its subsidiary file a consolidated federal income tax return.

Advertising

     The Company follows the policy of charging marketing and advertising costs to expense as incurred.

Earnings per Common Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

     The following table shows the amounts used in computing earnings per share for the years ended December 31, 2001, 2000 and 1999:

                                                                          Common
                                                       Income        Shares
                                                       Numerator     Denominator   EPS
                                                       ---------     -----------   -----
                                               (In Thousands, Except Share and Per Share Data)
2001:
      Basic EPS ................................       $4,836         2,121        $2.28
      Dilutive effect of potential common stock,
          stock options ........................            -             1            -
                                                       ------        ------        -----

      Diluted EPS ..............................       $4,836         2,122        $2.28
                                                       ======        ======        =====

 2000:
      Basic EPS ................................       $3,905         2,161        $1.80
      Dilutive effect of potential common stock,
          stock options ........................            -             3            -
                                                       ------        ------        -----

      Diluted EPS ..............................       $3,905         2,164        $1.80
                                                       ======        ======        =====

 1999:
      Basic EPS ................................       $3,787         2,171        $1.74
      Dilutive effect of potential common stock,
          stock options ........................            -             3            -
                                                       ------        ------        -----

      Diluted EPS ..............................       $3,787         2,174        $1.74
                                                       ======        ======        =====

Comprehensive Income

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                          2001       2000       1999
                                                                                 (In Thousands)
                                                                                ----------------
Unrealized holding gains (losses) on available for sale securities.....   $ 1,041    $ 2,986    ($3,927)
Reclassification adjustment for gains realized in net income ..........       (32)       (21)       (85)
                                                                          -------    -------    -------

       Net Unrealized Gains (Losses) ..................................     1,009      2,965     (4,012)

Tax effect ............................................................       343      1,008     (1,364)
                                                                          -------    -------    -------

       Net of Tax Amount ..............................................   $   666    $ 1,957    ($2,648)
                                                                          =======    =======    =======

Segment Reporting

     The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and trust operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

Off-Balance Sheet Financial Instruments

     In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Standards

     In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No.142, "Goodwill and Other Intangible Assets."

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

     At December 31, 2001, the Company had core deposit acquisition premiums with a net book value of $2,627,000 which will continue to be amortized under the new rules.

     In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 but is not expected to have a significant impact on the financial condition or results of operations.

     In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement will be effective for the Company on January 1, 2002, but are not expected to have a significant impact on the financial condition or results of operations.

Reclassifications

     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation format. Such reclassifications had no impact on the Company's net income.

NOTE 2 - BRANCH ACQUISITION

On November 19, 2001, the Bank entered into an agreement with another bank to purchase certain assets, including furniture and equipment and assume certain liabilities, including approximately $6,000,000 of deposits and a premises lease, of a branch located in Norwich, New York. The purchase price equals $50,000 for a deposit premium plus the book value cost of the personal property. The acquisition is subject to obtaining regulatory approvals and is not expected to be completed until the first quarter of 2002.

NOTE 3 - SECURITIES

At December 31, 2001 and 2000, the amortized cost and fair values of securities available for sale are as follows:

                                                                              Gross             Gross
                                                            Amortized         Unrealized        Unrealized        Fair
                                                            Cost              Gains             Losses            Value
                                                            -----------       ------------      ------------
                                                                                (In Thousands)
DECEMBER 31, 2001:
     U.S. Treasury securities ...........................   $    499          $      5          $      -          $    504
     U.S. Government agencies and corporations ..........      8,996               134                10             9,120
     Obligations of state and political subdivisions.....     28,662               402               287            28,777
     Corporate debt securities ..........................     29,611               736               141            30,206
     Mortgage-backed securities .........................     27,240               182               202            27,220
     Preferred equity securities ........................      3,044                27                34             3,037
     Common equity securities ...........................      1,919                 -                 -             1,919
                                                            --------          --------          --------          --------

         Total ..........................................   $ 99,971          $  1,486          $    674          $100,783
                                                            ========          ========          ========          ========

DECEMBER 31, 2000:
     U.S. Treasury securities ...........................   $    497          $      7          $      -          $    504
     U.S. Government agencies and corporations ..........     23,048                 -               160            22,888
     Obligations of state and political subdivisions.....     31,446               499                 -            31,945
     Corporate debt securities ..........................     16,399               136               126            16,409
     Mortgage-backed securities .........................     26,202                 2               555            25,649
     Preferred equity securities ........................      1,009                 -                 -             1,009
     Common equity securities ...........................      1,274                 -                 -             1,274
                                                            --------          --------          --------          --------

         Total ..........................................   $ 99,875          $    644          $    841          $ 99,678
                                                            ========          ========          ========          ========

The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

                                                Amortized        Fair
                                                 Cost            Value
                                                --------         --------
                                                     (In Thousands)

Due in one year or less .....................   $  4,105         $  4,202
Due after one year through five years .......     26,175           26,777
Due after five years through ten years.......      9,615            9,776
Due after ten years .........................     27,873           27,852
                                                --------         --------

                                                  67,768           68,607

Mortgage-backed securities ..................     27,240           27,220
Equity securities ...........................      4,963            4,956
                                                --------         --------

                                                $ 99,971         $100,783
                                                ========         ========

Proceeds from sale of available for sale securities during 2001, 2000 and 1999 were $12,703,000, $10,879,000 and $12,072,000, respectively. Gross gains realized on these sales were $100,000, $35,000 and $113,000, respectively. Gross losses on these sales were $68,000, $14,000 and $28,000, respectively.

Securities with a carrying value of $36,747,000 and $31,261,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE

The composition of loans receivable at December 31, 2001 and 2000 is as follows:

                                                           December 31,
                                                   -----------------------------
                                                   2001            2000
                                                   ------          ------
                                                                 (In Thousands)
Commercial .....................................   $  34,333       $  24,707
Real estate:
     Commercial ................................      39,089          33,497
     Residential ...............................     101,934          94,429
Consumer .......................................      18,414          19,681
                                                   ---------       ---------

                                                     193,770         172,314
Unearned net loan origination fees and costs....         (41)           (134)
Allowance for loan losses ......................      (1,816)         (1,918)
                                                    ---------       ---------

                                                    $ 191,913       $ 170,262
                                                    =========       =========

A summary of the transactions in the allowance for loan losses is as follows:

                                                Years Ended December 31,
                                      ------------------------------------------
                                      2001             2000             1999
                                      -------          -------          -------
                                                                (In Thousands)
Balance, beginning ................   $ 1,918          $ 1,756          $ 1,713
     Provision for loan losses.....        20              240              240
     Recoveries ...................        63               41               44
     Loans charged off ............      (185)            (119)            (241)
                                      -------          -------          -------

Balance, ending ...................   $ 1,816          $ 1,918          $ 1,756
                                      =======          =======          =======

Impaired loans, not requiring an allowance for loan losses, were $-0- at December 31, 2001 and 2000. Impaired loans requiring an allowance for loan losses were $125,000 and $253,000 at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the related allowance for loan losses associated with these loans was $23,000 and $74,000, respectively. For the years ended December 31, 2001, 2000 and 1999, average impaired loans were $125,000, $256,000 and $263,000, respectively. Interest income recognized on these impaired loans was $6,000, $18,000 and $14,000 in 2001, 2000 and 1999, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $617,000 and $615,000 at December 31, 2001 and 2000, respectively. Advances and repayments during 2001 totaled $129,000 and $127,000, respectively. These loans are made during the ordinary course of business at the Company's normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2001 and 2000.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2001 and 2000 are comprised of the following:

                                        2001             2000
                                        ----             ----
                                              (In Thousands)
Land ................................   $   348          $   348
Building and improvements ...........     3,850            3,581
Furniture, fixtures and equipment....     3,438            3,368
                                        -------          -------

                                          7,636            7,297

Accumulated depreciation ............    (4,265)          (3,886)
                                        -------          -------

                                        $ 3,371          $ 3,411
                                        =======          =======

NOTE 6 - DEPOSITS

The composition of deposits at December 31, 2001 and 2000 were as follows:

                                        2001             2000
                                        ----             ----
                                            (In Thousands)
Demand:
     Non-interest bearing.........      $ 30,664         $ 27,290
     Interest bearing ............        52,889           52,573
Savings ..........................        52,655           49,615
Time:
     $100,000 and over ...........        18,261           16,855
     Less than $100,000 ..........        84,422           84,406
                                        --------         --------

                                        $238,891         $230,739

                                        ========         ========

At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

      2002                    $71,884
      2003                     10,441
      2004                      9,520
      2005                      3,494
      2006                      4,948
Thereafter                      2,396
                              -------
                             $102,683
                             ========

NOTE 7 - SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2001 and 2000:

                                                                              December 31, 2001
                                                                                          Maximum
                                                          Ending          Average         Month-End       Average
                                                          Balance         Balance         Balance         Rate
                                                          -----------     -----------     -----------    -----------
                                                                                (In Thousands)
Federal funds purchased and securities sold under
     agreements to repurchase ...................         $ 4,817         $ 4,005         $ 4,841         2.81 %
Federal Home Loan Bank ..........................          16,400           3,099          16,400         3.27
U.S. Treasury tax and loan notes ................             121             544           1,022         3.31
                                                          -------         -------         -------         ------

                                                          $21,338         $ 7,648         $22,263         3.03 %
                                                          =======         =======         =======         ======

                                                                              December 31, 2000
                                                                                          Maximum
                                                          Ending          Average         Month-End       Average
                                                          Balance         Balance         Balance         Rate
                                                          ---------       ---------       ---------       ---------
                                                                                (In Thousands)
Federal funds purchased and securities sold under
     agreements to repurchase                              $3,899         $4,170          $  3,946        5.32 %
Federal Home Loan Bank                                      2,865            472             5,570        6.21
U.S. Treasury tax and loan notes                              481            457             1,011        6.26
                                                          -------         ------          --------        ------

                                                           $7,245         $5,099           $10,527        5.49 %
                                                          =======         ======          ========        ======


The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2001 and 2000, the Bank had a maximum borrowing capacity of approximately $107,034,000 and $109,345,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank's control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- was outstanding at December 31, 2001 and 2000. These borrowings are unsecured.


NOTE 8 - LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Detail of long-term debt at December 31, 2001 and 2000 is as follows:

                                                                              Current
                                                              Strike          Interest
            Due                    Convertible                Rate            Rate       2001                2000
            -----                  -------------              --------        ---------  -----               -----
                                                                                               (In Thousands)
            May 2005               May 2001                    8.5            7.03%          $ 2,500,000         $ 2,500,000
            November 2005          May 2001                   N/A             5.93             5,000,000           5,000,000
            May 2010               May 2001                    7.5            6.37             5,000,000           5,000,000
            September 2010         September 2003             N/A             6.10             5,000,000           5,000,000
            October 2011           October 2003                8.0            4.47             2,500,000                   -
                                                                                         ----------------    ---------------

                                                                                             $20,000,000         $17,500,000
                                                                                         ================    ===============

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (1.88% at December 31, 2001) plus .10% to plus .20% on a quarterly basis commencing on the conversion date. If converted, the Bank has the option to repay these advances at each of the option dates without penalty. Accordingly, contractual maturities above may differ from expected maturities.

Maturities of long-term debt in years subsequent to December 31, 2001 are as follows (in thousands):

                   2002                           $         -
                   2003                                     -
                   2004                                     -
                   2005                                 7,500
                   2006                                     -
                   Thereafter                          12,500
                                                      -------
                                                      $20,000
                                                      =======

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.


NOTE 9 - STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees. The Plan is administered by a committee of the Board of Directors. Under the Plan, 125,000 shares of common stock are reserved for possible issuance, subject to future adjustment in the event of specified changes in the Company's capital structure. Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. The vesting period of options granted is at the discretion of the Board of Directors. Options granted during 2001, 2000 and 1999 expire in ten years.

A summary of transactions under this Plan were as follows:

                                              2001                         2000                          1999
                                          -----------                 ------------                  -----------
                                                Weighted                      Weighted                    Weighted
                                                Average                       Average                     Average
                                    Options     Price            Options      Price             Options   Price
                                    -------     --------         --------     --------          -------   --------

Outstanding, beginning of year...   32,893      $ 24.38          27,913       $  23.24          21,060    $ 22.20
     Granted ....................   12,250        24.75           8,750          27.50           9,050      25.50
     Exercised ..................     (280)       22.20          (2,495)         22.86          (1,750)     22.67
     Forfeited ..................   (1,065)       23.75          (1,275)         23.48            (447)     22.20
                                    -------      ------          -------        ------          ------    -------

Outstanding, end of year........    43,798      $ 24.52          32,893       $  24.38          27,913    $ 23.24
                                    =======      ======          =======        ======          ======    =======

Exercisable, end of year........    43,634      $ 24.53          32,447       $  24.45          27,198    $ 23.29
                                    =======      ======          =======        ======          ======    =======

The weighted-average remaining contractual life of the above options is approximately 7.7 years. Stock options outstanding at December 31, 2001 are exercisable at prices ranging from $22.20 to $27.50 a share.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs have been recognized for options granted in 2001, 2000 and 1999. Had compensation costs for stock options granted in 2001, 2000 and 1999 been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the proforma amounts indicated below:

                              2001            2000           1999
                            (In Thousands, except Per Share Amounts)
                            ----------------------------------------
Net income:
     As reported ..........   $  4,836        $  3,905       $  3,787
     Pro forma ............   $  4,794        $  3,861       $  3,739

Basic earnings per share:
     As reported ..........   $   2.28        $   1.80       $   1.74
     Pro forma ............   $   2.26        $   1.78       $   1.72

Diluted earnings per share:
     As reported ..........   $   2.28        $   1.80       $   1.74
     Pro forma ............   $   2.26        $   1.78       $   1.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 5.17%, 6.51% and 5.69%, volatility of 0.20, 0.24 and 0.17, dividend yield of $2.92%, 2.49% and 1.93%, and an expected life of 6 years. The weighted-average fair value of options granted was $5.18 per share in 2001, $7.77 per share in 2000 and $7.98 per share in 1999.

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan. Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Stockholders purchased 14,078, 11,880 and 2,527 shares in 2001, 2000 and 1999, respectively, through the Plan. Effective in 2002, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $2,500 each calendar quarter.

NOTE 10 - INCOME TAXES

The provision for federal income taxes consists of the following:

                              Years Ended December 31,
                            ---------------------------
                     2001           2000           1999
                     -----          -----          -----
                               (In Thousands)
Current............  $ 1,555        $ 1,167        $ 1,146
Deferred...........     (47)           (70)           (32)
                     -------        -------        -------

                     $ 1,508        $ 1,097        $ 1,114
                     =======        =======        =======

The components of the net deferred tax asset at December 31, 2001 and 2000 are as follows:

                                                                                               2001           2000
                                                                                               ------         ------
                                                                                                 (In Thousands)
        Deferred tax asset:
             Allowance for loan losses ...............................................         $ 489          $ 524
             Deferred loan fees ......................................................            23             25
             Deferred compensation ...................................................           111             77
             Unrealized loss on available for sale securities ........................             -             67
             Other ...................................................................            78             28
                                                                                               -----          -----

                                                                                                 701            721

        Deferred tax liabilities, unrealized gain on available for sale securities....          (276)             -
                                                                                               -----          -----

               Net Deferred Tax Asset ................................................         $ 425          $ 721
                                                                                               =====          =====

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31 is as follows:

                                                 2001                      2000                      1999
                                          ------------------       -------------------      --------------------
                                                     % of                      % of                      % of
                                                     Pretax                    Pretax                    Pretax
                                          Amount     Income        Amount      Income        Amount      Income
                                          ------     -------       ------      ------        ------      -------
                                                                           (In Thousands)

Federal income tax at statutory rate...   $ 2,157         34%      $ 1,701          34%      $ 1,666          34%
Tax exempt interest ...................      (673)       (11)         (654)       (13)          (618)        (12)
Non-deductible interest ...............        85          1            97          2             83           1
Officers' life insurance income .......       (40)         -             -           -             -           -
Other, net ............................       (21)         -           (47)         (1)          (17)          -
                                          -------    -------       -------     -------       -------     -------

                                          $ 1,508         24%      $ 1,097          22%      $ 1,114          23%
                                          =======    =======       =======     =======       =======     =======


The income tax provision includes $11,000, $7,000 and $29,000 in 2001, 2000 and 1999, respectively, of income tax expense to net realized securities gains.


NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year. Shares of Bank stock owned by the Plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2001, 2000 and 1999, ESOP contributions to the Plan charged to operations were $101,000, $77,000 and $72,000, respectively. During 2001, 2000 and 1999, employer 401(k) matching contributions to the Plan charged to operations were $53,000, $44,000 and $39,000, respectively. At December 31, 2001, 88,276 shares of the Company's common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company's stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has an agreement with its chief executive officer to establish an excess benefit retirement plan. The Plan is a non-qualified Deferred Compensation Plan in which the Bank is not required to establish a reserve. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of the chief executive officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions upon the death of the officer. The cost charged to operations was $100,000, $-0- and $23,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In June 2000, the Bank terminated a noncontributory pension plan covering eligible employees. The plan assets in excess of the projected benefit obligation were allocated to the Plan's eligible participants and the prepaid pension cost of $37,000 was charged to expense.


NOTE 12 - CONTINGENCIES

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. alleging fraud in the sales of securities to financial institutions. Specifically, the Commission alleged that the defendants were representing to investors that they were selling bank-issued, federally insured certificates of deposit when they were actually selling uninsured securities issued by the defendants. The Commission alleged that the defendants have violated the broker-dealer registration and the antifraud provisions of the federal securities laws. The Commission's action seeks permanent injunctions prohibiting future violations of these provisions and others, disgorgement of the defendants/illgotten gains plus prejudgment interest, and civil penalties against each defendant. Additionally, the Commission's action sought emergency injunctive and equitable relief consisting principally of a temporary restraining order, an order freezing each defendant's assets and an order appointing a receiver. The Court granted the Commission's request on October 24, 2001 for a temporary restraining order and, on November 7, 2001, appointed a receiver for Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. (collectively the Bentley Receivership Entities). The receiver was required to take control of all investments and assets of the Bentley Receivership Entities.

The Bank regularly invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit that the Bank had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2001, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information, management estimates the loss to be approximately $139,000, which has been charged against operations for the year ended December 31, 2001 and the asset has been written down to $1,841,000. Since the ultimate resolution of this matter is presently unknown, it is reasonably possible that the loss estimate could change and the change could be material. The $1,841,000 net claim with the receiver is included in other assets on the consolidated balance sheet of the Company as of December 31, 2001.

The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company's management, these suits are without merit and should not result in judgments which, in the aggregate, would have a material adverse effect on the Company's consolidated financial statements.


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. Commitments to extend credit are agreements to lend to the customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire in one year or less without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Bank's exposure to credit loss is essentially the same for these items as that involved in extending loans to customers. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral is obtained based on management's credit assessment of the particular customer.

The contract or notional amounts at December 31, 2001 and 2000 were as follows:

                                     2001                 2000
                                     ----                 ----
                                            (In Thousands)
Commitments to extend credit......   $15,160              $12,099
Standby letters of credit ........     1,257                  540
                                     -------              -------

                                     $16,417              $12,639
                                     =======              =======

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK (CONTINUED)

The Bank grants commercial, consumer and residential loans to customers primarily in the Susquehanna/Wyoming County, Pennsylvania and Broome County, New York areas. The concentrations of credit by type of loan are set forth in Note
4. The Bank does not have any significant concentrations to any one industry or customer. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.


NOTE 14 - REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2001 and 2000 was $2,225,000 and $1,534,000, respectively.

Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $4,385,000, plus an additional amount equal to the net profit for 2002, up to the date any such dividend is declared.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company and Bank's actual capital ratios as of December 31, 2001 and 2000, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

                                                                                                       To be Well
                                                                                                   Capitalized under
                                                                         For Capital Adequacy      Prompt Corrective
                                                        Actual                Purposes             Action Provisions
                                                 Amount       Ratio      Amount      Ratio        Amount      Ratio
                                                 -------      -------    -------     -------      -------     -------
                                                                       (Dollars in Thousands)
As of December 31, 2001:
     Total capital (to risk-weighted assets):
         Consolidated ........................   $32,400      15.37%     $=>16,861   =>8.00%      $=>21,076   =>10.00%
         Peoples National Bank ...............    31,883      15.16       =>16,821   =>8.00        =>21,026   =>10.00
     Tier 1 capital (to risk-weighted assets):
         Consolidated ........................    30,584      14.51       => 8,430   =>4.00        =>12,646   => 6.00
         Peoples National Bank ...............    30,067      14.30       => 8,410   =>4.00        =>12,616   => 6.00
     Tier 1 capital (to average assets):
         Consolidated ........................    30,584       9.89       =>12,371   =>4.00        =>15,463   => 5.00
         Peoples National Bank ...............    30,067       9.74       =>12,351   =>4.00        =>15,438   => 5.00

As of December 31, 2000:
     Total capital (to risk-weighted
         assets)
         Consolidated ........................   $30,015      16.99%     $=>14,133   =>8.00%      $=>17,666   =>10.00%
         Peoples National Bank ...............    29,567      16.75       =>14,123   =>8.00        =>17,654   =>10.00
     Tier 1 capital (to risk-weighted
         assets)
         Consolidated ........................    28,097      15.90       => 7,067   =>4.00        =>10,600   => 6.00
         Peoples National Bank ...............    27,649      15.66       => 7,062   =>4.00        =>10,593   => 6.00
     Tier 1 capital (to average assets)
         Consolidated ........................    28,097      10.04       =>11,193   =>4.00        =>13,991   => 5.00
         Peoples National Bank ...............    27,649       9.88       =>11,193   =>4.00        =>13,991   => 5.00

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company's financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2001 and 2000:

Cash and Cash Equivalents

     The carrying amounts of cash and cash equivalents approximate their fair value.

Securities

     Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Receivable

     For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, fair values are based on carrying amounts. The fair values of fixed rate loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest Receivable

     The carrying amount of accrued interest receivable approximates its fair value.

Deposits

     The fair values for demand deposits, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Accrued Interest Payable

     The carrying amount of accrued interest payable approximates fair value.

Short-Term Borrowings

     The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings

     The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letters of Credit

     These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 13.

The estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 2001         December 31, 2000
                                                     --------------------      --------------------
                                                     Carrying    Fair          Carrying    Fair
                                                     Amount      Value         Amount      Value
                                                     --------    --------      --------    --------
                                                                   (In Thousands)
Financial assets:
     Cash and cash equivalents ..................    $  7,279    $  7,279      $  7,597    $  7,597
     Securities available for sale...............     100,783     100,783        99,678      99,678
     Loans receivable, net of allowance .........     191,913     194,376       170,262     170,372
     Accrued interest receivable ................       2,282       2,282         2,362       2,362

Financial liabilities:
     Deposits ...................................     238,891     240,176       230,739     230,348
     Short-term borrowings ......................      21,338      21,338         7,245       7,245
     Long-term borrowings .......................      20,000      23,499        17,500      17,559
     Accrued interest payable ...................         703         703           854         854


NOTE 16 - PARENT COMPANY ONLY FINANCIAL INFORMATION

BALANCE SHEETS

                                                                   December 31,
                                                          2001                  2000
                                                          -----                 -----
                                                                  (In Thousands)
         ASSETS

Cash ..................................................   $     82              $     27
Investment in bank subsidiary .........................     33,237                30,404
Investment securities available for sale ..............        500                   500
Accrued interest receivable ...........................         23                    23
Other assets ..........................................         25                     -
                                                          --------              --------

       Total Assets ...................................   $ 33,867              $ 30,954
                                                          ========              ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Due to subsidiary ................................   $    111              $    101
     Other liabilities ................................          2                     1
                                                          --------              --------

       Total Liabilities ..............................        113                   102
                                                          --------              --------

Stockholders' equity:
     Common stock .....................................      4,455                 4,455
     Surplus ..........................................      4,611                 4,611
     Retained earnings ................................     26,851                23,544
     Accumulated other comprehensive income (loss).....        536                  (130)
                                                          --------              --------

                                                            36,453                32,480
     Treasury stock ...................................     (2,699)               (1,628)
                                                          -------               --------

       Total Stockholders' Equity .....................     33,754                30,852
                                                          --------              --------

       Total Liabilities and Stockholders' Equity.....    $ 33,867              $ 30,954
                                                          ========              ========

STATEMENTS OF INCOME

                                                                                                  Year Ended December 31,
                                                                                               -----------------------------
                                                                                               2001       2000      1999
                                                                                               -------    ------    ------
                                                                                                      (In Thousands)
Dividends from bank subsidiary ................................................................$ 2,679    $ 1,741   $ 1,479
Other income ..................................................................................     46         47        45
Other expenses ................................................................................     61         37        46
                                                                                               -------    -------   -------

       Income before Income Taxes and Equity in Undistributed Net Income of Subsidiary.........  2,664      1,751     1,478

Income taxes (benefits) .......................................................................     (5)         4         -
                                                                                               -------    -------   -------

       Income before Equity in Undistributed Net Income of ....................................  2,669      1,747     1,478
           Subsidiary

Equity in undistributed net income of subsidiary ..............................................  2,167      2,158     2,309
                                                                                               -------    -------   -------

       Net Income .............................................................................$ 4,836    $ 3,905   $ 3,787
                                                                                               =======    =======   =======


STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                  -------------------------------------------
                                                                  2001              2000              1999
                                                                  -----             -----             -----
                                                                               (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ...............................................   $ 4,836           $ 3,905           $ 3,787
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Undistributed net income of subsidiary ...............    (2,167)           (2,158)           (2,309)
         Increase (decrease) in due to subsidiary .............        10                (5)               (1)
         Increase in accrued interest receivable ..............         -                (2)                -
         Increase in other liabilities ........................         1                 -                 2
         Increase in other assets .............................       (25)                -                 -
                                                                  -------           -------           -------

              Net cash provided by operating activities .......     2,655             1,740             1,479
                                                                  -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends paid ......................................    (1,529)           (1,341)           (1,129)
     Proceeds from sale of treasury stock .....................         -               179               109
     Purchase of treasury stock ...............................    (1,071)             (658)             (354)
                                                                  -------           -------           -------

              Net cash used in financing activities ...........    (2,600)           (1,820)           (1,374)
                                                                  -------           -------           -------

              Increase (decrease) in cash and cash equivalents:        55               (80)              105

Cash and cash equivalents:
     Beginning ................................................        27               107                 2
                                                                  -------           -------           -------

     Ending ...................................................   $    82           $    27           $   107
                                                                  =======           =======           =======


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


PART III
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 8, 2002.

ITEM 11  EXECUTIVE COMPENSATION
                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 8, 2002.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 8, 2002.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  This item is incorporated by reference under the previously submitted document DEF 14A filed with the SEC on March 8, 2002.

PART IV
ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules can be found under Item 8 of this report.

(b) Other events and reports on Form 8-K that have been previously filed are as follows:
         Press Release of Peoples Financial Services Corp. dated November 19, 2001, Purchase of Subsidiary, previously submitted as Exhibit 99.1 Press Release of Peoples Financial Services Corp. dated October 23, 2001, Third Quarter Results, previously submitted as Exhibit 99.012

Exhibits required by Item 601 of Regulation S-K:
         (3.1) Articles of Incorporation of Peoples Financial Services Corp. * (3.2) By laws of Peoples Financial Service Corp. as amended **
         (10.1) Agreement dated January 14, 1997, between John W. Ord and
                Peoples Financial Services Corp. *
         (10.2) Excess Benefit Plan dated January 14, 1992, for John W. Ord * (10.4) Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*
         (11) The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned "Earnings Per Common Share" filed as part of Item 8 of this report.
         (21)   Subsidiaries of Peoples Financial Services Corp. *
         (23.1) Consent of Independent Auditors - Beard Miller Company, LLP,
                filed herewith
         (23.2) Consent of Independent Auditors - Prociak & Associates, LLC,
                filed herewith
         (99) Report of Independent Auditors - Prociak & Associates, LLC, filed herewith


* Incorporated by reference to the Corporation's Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998

** Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange Commission on April 20, 2001

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP



By       /s/John W. Ord
             John W. Ord, President and Chief Executive Officer

         /s/Debra E. Dissinger
            Debra E. Dissinger, Executive Vice President

         /s/Frederick J. Malloy
             Frederick J. Malloy, Principal Accounting Officer

         /s/Jack M. Norris
             Jack M. Norris, Member, Board of Directors

         /s/Gerald R. Pennay
             Gerald R. Pennay, Member, Board of Directors

         /s/George H. Stover, Jr.
             George H. Stover, Jr., Member, Board of Directors

         /s/Thomas F. Chamberlain
             Thomas F. Chamberlain, Member, Board of Directors

         /s/Russell Shurtleff
             Russell Shurtleff, Member, Board of Directors

                                  EXHIBIT 23.1

CONSENT OF BEARD MILLER COMPANY LLP INDEPENDENT AUDITORS


            We consent to the incorporation by reference in this Annual Report (Form 10-K) of Peoples Financial Services Corp. of our report dated January 4, 2002 included in the 2001 Annual Report to Stockholders of Peoples Financial Services Corp.

            We consent to the incorporation by reference in the Registration Statement, No. 333-84169, of our report dated January 4, 2002, with respect to the consolidated financial statements of Peoples Financial Services Corp. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.



                                       /s/ BEARD MILLER COMPANY LLP

Allentown, Pennsylvania
March 27, 2002

                                  EXHIBIT 23.2


CONSENT OF PROCIAK & ASSOCIATES, L.L.C. INDEPENDENT AUDITORS

            We consent to the incorporation by reference in this Annual Report (Form 10-K) of Peoples Financial Services Corp. of our report dated February 15, 2001 included in the 2001 Annual Report to Stockholders of Peoples Financial Services Corp.

            We consent to the incorporation by reference in Registration Statement No. 333-84169 of Peoples Financial Services Corp. and in the related Prospectus of our report dated February 15, 2001 with respect to the consolidated financial statements of Peoples Financial Services Corp. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2001.


                                               /s/PROCIAK & ASSOCIATES, L.L.C.


Wilkes-Barre, Pennsylvania
March 27, 2002

EXHIBIT 99


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Peoples Financial Services Corp.
Hallstead, Pennsylvania


              We have audited the accompanying consolidated balance sheet of Peoples Financial Services Corp. and its subsidiary as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


              We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and its subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




                                        /s/PROCIAK & ASSOCIATES, L.L.C.




Wilkes-Barre, Pennsylvania
February 15, 2001