Form 10-Q
period 2002-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2002-05-14
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of March 31, 2002

COMMON STOCK ($2 Par Value)                                   2,105,530
---------------------------                          --------------------------
      (Title of Class)                                    (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

Contents
PART I.     FINANCIAL INFORMATION                                       Page No.
Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of March 31, 2002 (Unaudited)
            and December 31, 2001  (Audited)                                   3

            Consolidated Statements of Income
            (Unaudited) for the Three Months
            Ended March 31, 2002 and 2001                                      4

            Consolidated Statements of Stockholders'
            Equity (Unaudited) for the Three Months
            Ended March 31, 2002 and 2001                                      5

            Consolidated Statements of Cash Flows
            (Unaudited) for the Three Months
            Ended March 31, 2002 and 2001                                      6

            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk                                                 19

PART II.    OTHER INFORMATION                                                 20

Item 1.     Legal Proceedings                                                 20
Item 2.     Changes in Securities                                             20
Item 3.     Defaults in Senior Securities                                     20
Item 4.     Submission of Matters for Security Holder Vote                    20
Item 5.     Other Information                                                 20
Item 6.     Exhibits and Reports on Form 8-K                                  20



                        PEOPLES FINANCIAL SERVICES CORP.
                           CONSOLIDATED BALANCE SHEET
                March 31, 2002 (UNAUDITED) and December 31, 2001

(In thousands, except per share data)                  March 31      December 31
                                                         2002            2001
ASSETS:                                                ---------      ----------
Cash and Due from Banks ..........................     $   4,550      $   7,172
Interest Bearing Deposits with Other Banks                   156            107
                                                       ---------       ---------
Cash and Cash Equivalents ........................     $   4,706      $   7,279
Securities Available for Sale ....................        94,288        100,783
Loans ............................................       207,590        193,729
Allowance for Loan Loss ..........................        (1,824)        (1,816)
Loans, Net ................... ...................       205,766        191,913
Bank Premises and Equipment, Net .................         3,501          3,371
Accrued Interest Receivable ......................         2,101          2,282
Other Assets .....................................         9,956          9,719
                                                       ---------       ---------
TOTAL Assets .....................................     $ 320,318      $ 315,347
                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits, Non-Interest Bearing ...................     $  31,982      $  30,664
Deposits, Interest Bearing .......................       216,972        208,227
                                                       ---------       ---------
Total Deposits ...................................       248,954        238,891
Accrued Interest Payable .........................           724            703
Short-term Borrowings ............................         5,441         21,338
Long-term Borrowings .............................        29,975         20,000
Other Liabilities ................................           887            661
                                                       ---------       ---------
TOTAL Liabilities ................................       285,981        281,593
                                                       ---------       ---------
STOCKHOLDERS' EQUITY
Common Stock * ...................................         4,455          4,455
Surplus ..........................................         4,611          4,611
Retained Earnings ................................        27,616         26,851
Accumulated Other Comprehensive Income ...........           362            536
Treasury Stock at Cost ...........................        (2,707)        (2,699)
                                                       ---------       ---------
TOTAL Shareholders' Equity .......................        34,337         33,754
                                                       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 320,318      $ 315,347
                                                       =========       =========

*Common Stock, par value $2 per share,12,500,000 shares authorized; 2,227,500 shares issued; 2,105,530 and 2,105,836 shares outstanding at March 31, 2002 and December 31, 2001, respectively








                 See Notes to Consolidated Financial Statements



                        PEOPLES FINANCIAL SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands, except per share data)
                                                            Three Months Ended
                                                           March 31     March 31
                                                            2002          2001
                                                           --------     --------
INTEREST INCOME:
Loans Receivable, Including Fees ......................     $ 3,709      $ 3,650
Securities, Taxable ...................................         958        1,063
           Tax Exempt .................................         334          391
           Dividends ..................................          24           23
Other .................................................           8           51
                                                            -------      -------
TOTAL Interest Income .................................       5,033        5,178
                                                            -------      -------
INTEREST EXPENSE:
Deposits ..............................................       1,730        2,320
Borrowed Funds ........................................         409          354
                                                            -------      -------
TOTAL Interest Expense ................................       2,139        2,674
                                                            -------      -------
Net Interest Income ...................................       2,894        2,504
Provision for Loan Losses .............................          15           20
                                                            -------      -------
Net Interest Income, after Loan Loss Provision ........       2,879        2,484
                                                            -------      -------
OTHER INCOME:
Customer Service Fees .................................         270          249
Gains (Losses) on Security Sales ......................         (15)          29
Other .................................................         159           79
                                                            -------      -------
TOTAL Other Income ....................................         414          357
                                                            -------      -------
OTHER EXPENSES:
Salaries and Benefits .................................         736          610
Occupancy .............................................          94           74
Furniture and Equipment ...............................          85           99
FDIC Insurance and Assessments ........................          32           30
Professional Fees and Outside Services ................          52           49
Computer Services and Supplies ........................         100           74
Taxes, Other Than Payroll and Income ..................          76           67
Other .................................................         519          327
                                                            -------      -------
Total Other Expenses ..................................       1,694        1,330
                                                            -------      -------
Income Before Income Taxes ............................       1,599        1,511
Federal Income Taxes ..................................         392          370
                                                            -------      -------
Net Income ............................................     $ 1,207      $ 1,141
                                                            =======      =======
Earnings Per Share, Basic .............................     $  0.57      $  0.53
                                                            =======      =======
Earnings Per Share, Diluted ...........................     $  0.57      $  0.53
                                                            =======      =======






                 See Notes to Consolidated Financial Statements




                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


(In thousands, except per share data)
                                                                                              Accumulated
                                                                                                 Other
                                                             Common     Surplus   Undivided  Comprehensive  Treasury      Total
                                                              Stock               Profit        Income        Stock
                                                             -------    -------   ---------  ------------   --------    ---------
Balance, December 31, 2001 ...............................   $ 4,455    $ 4,611   $ 26,851   $   536        $ (2,699)   $ 33,754
                                                                                                                        --------
Comprehensive Income
     Net Income ..........................................         0          0      1,207         0               0       1,207
     Net change in Unrealized gains (losses) on
          securities available for sale, net of taxes ....         0          0          0      (174)              0        (174)
                                                                                                                        --------
          Total Comprehensive Income .....................         0          0          0         0               0       1,033
                                                                                                                        --------
Cash Dividends  ($0.21 per share) ........................         0          0       (442)        0               0        (442)
Treasury Stock Purchase ..................................         0          0          0         0              (8)         (8)
                                                             -------   --------   ---------  --------      ----------   --------
 Balance, March 31, 2002 .................................   $ 4,455    $ 4,611   $ 27,616    $  362        $ (2,707)   $ 34,337
                                                                                                                        --------


Balance, December 31, 2000 ..............................   $ 4,455    $ 4,611   $ 23,544    $ (130)       $ (1,628)   $ 30,852
                                                                                                                        --------
Comprehensive Income
     Net Income ..........................................         0          0      1,141         0               0       1,141
     Net change in Unrealized gains (losses) on
          securities available for sale, net of taxes ....         0          0          0       902               0         902
                                                                                                                        --------
          Total Comprehensive Income .....................         0          0          0         0               0       2,043
                                                                                                                        --------
Cash Dividends ($0.17 per share) .........................         0          0       (366)        0               0        (366)
Treasury Stock Purchase ..................................         0          0          0         0               0           0
Treasury Stock Issued for DRIP and Stock Option Plan .....         0          0          0         0            (402)       (402)
                                                             -------    --------  ---------  --------       ---------   --------
 Balance, March 31, 2001 .................................   $ 4,455    $  4,611  $ 24,319    $  772        $ (2,030)   $ 32,127
                                                                                                                        ========










                 See Notes to Consolidated Financial Statements




                        PEOPLES FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
(In thousands)                                                                 Three Months Ended
                                                                             March 31,     March 31,
                                                                               2002          2001
                                                                             ---------     ---------
Cash Flows from Operating Activities
Net Income ...............................................................   $  1,207      $  1,141
Adjustments:Depreciation and amortization ................................         88            96
         Provision for Loan Losses .......................................         15            20
        Gain/Loss on sale of equipment ...................................          0             0
        Gain/loss on sale of other real estate ...........................         17             0
Amortization of securities' premiums and accretion of discounts ..........         41            16
(Gains) Losses on sales of investment securities, net ....................         15           (29)
Increase/Decrease in accrued interest receivable .........................        181           157
Increase/Decrease in other assets ........................................       (165)         (287)
Increase/Decrease in accrued interest payable ............................         21           (35)
Increase/Decrease in other liabilities ...................................        226           243
                                                                             --------      --------
Net cash provided by operating activities ................................      1,646         1,322
                                                                             --------      --------
Cash Flows from investing activities
Proceeds from sale of available for sale securities ......................      6,917         4,001
Proceeds from maturities of available for sale securities ................      6,195         4,461
Purchase of available for sale securities ................................    (10,066)       (3,022)
Principal payments on mortgage-backed securities .........................      3,130           760
Net increase in loans ....................................................    (13,868)       (1,198)
Proceeds from sale of premises and equipment .............................          0             0
Purchase of premises and equipment .......................................       (218)          (28)
Proceeds from sale of other real estate ..................................          0            24
                                                                             --------      --------
Net cash used in investing activities ....................................     (7,910)        4,998
                                                                             --------      --------
Cash flows from financing activities
Cash dividends paid ......................................................       (442)         (366)
Increase in deposits .....................................................     10,063           840
Net Increase/Decrease in long-term borrowing .............................      9,975        (3,446)
Net Increase/Decrease in short-term borrowing ............................    (15,897)            0
Purchase of treasury stock ...............................................         (8)         (402)
                                                                             --------      --------
Net cash provided by financing activities ................................      3,691        (3,374)
                                                                             --------      --------
Net Increase/Decrease in cash/cash equivalents ...........................     (2,573)        2,946
Cash and cash equivalents, beginning of year .............................      7,279         7,597
                                                                             --------      --------
Cash and cash equivalents, end of year ...................................      4,706        10,543
                                                                             ========      ========
Supplemental disclosures of cash paid
Interest Paid ............................................................      2,139        (2,709)
                                                                             ========      ========
Income Taxes Paid ........................................................        454           377
                                                                             ========      ========
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure ..................          0            54
                                                                             ========      ========
Increase/Decrease in unrealized gain/loss on securities avail for sale ....  $    263)     $  1,367
                                                                             ========      ========

                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the "Corporation" or the "Company") and its wholly owned subsidiary, Peoples National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


2.       EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                  Three Months Ended
                                                                                               March 31         March 31
                                                                                                 2002             2001
                                                                                              ----------       ----------
Net income applicable to common stock .....................................................   $1,207,000       $1,141,000
Weighted average common shares outstanding ................................................    2,105,670        2,137,640
Effect of dilutive securities, stock options ..............................................        3,300                0
Weighted average common shares outstanding used to calculate diluted earnings per share ...    2,108,970        2,137,640
Basic earnings per share ..................................................................   $     0.57       $     0.53
Diluted earnings per share ................................................................   $     0.57       $     0.53



3.       OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2002 and 2001 are as follows:


(In thousands)
                                                                                        Three Months Ended
                                                                                      March 31,     March 31,
                                                                                         2002         2001
                                                                                      ---------    ----------
Unrealized Holding Gains (Losses) on Available for Sale Securities ................   $  (278)      $ 1,396
Less: Reclassification Adjustment for Gains (Losses) Realized in Net Income .......       (15)           29
                                                                                        -------     -------
                                                                                         (263)        1,367
Tax Effect ........................................................................        89          (465)
                                                                                        -------     -------
Other Comprehensive Income ........................................................      (174)          902
                                                                                        =======     =======



4.       INVESTMENTS HELD BY A RECEIVER AND CONTINGENCY

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. alleging fraud in the sales of securities to financial institutions. Specifically, the Commission alleged that the defendants were representing to investors that they were selling bank-issued, federally insured certificates of deposit when they were actually selling uninsured securities issued by the defendants. The Court on November 7, 2001 appointed a receiver for Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. (collectively the Bentley Receivership Entities). The receiver was required to take control of all investments and assets of the Bentley Receivership Entities.

The Bank regularly invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit that the Bank had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2001, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information, management estimated the loss to be approximately $139,000, which was charged against operations for the year ended December 31, 2001 and the asset had been written down to $1,841,000.

Based upon additional information, the Bank recorded an additional allowance for possible losses of $158,000 on the alleged securities fraud based on the estimated net realizable value of the investments. This provision for possible losses of $158,000 is recorded in other expense for the three months ended March 31, 2002. The $1,683,000 net claim with the receiver is included in other assets on the consolidated balance sheet of the Company as of March 31, 2002.

Since the ultimate resolution of this matter is presently unknown, it is reasonably possible that the loss estimate could change and the change could be material.

5.   BRANCH ACQUISITION

On March 6, 2002, the Bank acquired certain assets, including furniture and equipment and assumed certain liabilities, including deposits and a premises lease, of a branch located in Norwich, New York. The purchase price equaled $50,000 for a deposit premium plus the book value cost of the personal property. Deposits assumed equaled $4,264,000.

6.   NEW ACCOUNTING STANDARDS
In June of 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets."

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Company in January of 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 are accounted for in accordance with the provisions of this Statement.

At January 1, 2002, the Company had core deposit acquisition premiums with a net book value of $2,627,000, which will continue to be amortized under the new rules.

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

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank provides financial services to individuals and businesses within the Bank's primary market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank also operates a branch in Norwich, New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. In June 2001, the Bank changed its name from Peoples National Bank of Susquehanna County to Peoples National Bank. Current performance does not guarantee and may not be indicative of, similar performance in the future.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Some of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by Management. Additional information is contained on page 16 of this report for the provision and allowance for loan losses.

OVERVIEW
Net income for the quarter increased 5.78% to $1.207 million as compared to $1.141 million for the first quarter of 2001. Diluted earnings per share increased 7.55% to $0.57 per share from $0.53 per share in the first quarter of 2002. At March 31, 2002, the Company had total assets of $320.3 million, total loans of $205.8 million, and total deposits of $249.0 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2002, cash, federal funds sold, and deposits with other banks totaled
$4.706 million as compared to $7.279 million on December 31, 2001. The decrease over the three months of 2002 has been due to a decrease in balances held at the Federal Reserve, which had a balance of $5.247 million at the end of 2001 and now has a balance of $2.86 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. The continuous decline in interest rates continues to increase liquidity. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $94.288 million on March 31, 2002, decreasing by $6.495 million over the December 31, 2001, total of $100.783 million. This correlates strongly to the large increase in loans over the same period.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as separate component of stockholders' equity. The carrying value of investments as of March 31, 2002 included an unrealized gain of $549,000 reflected as accumulated other comprehensive income of $362,000 in shareholders' equity, net of deferred income taxes of $187,000. This compares to an unrealized gain of $812,000 at December 31, 2001, reflected as accumulated other comprehensive loss of income of $536,000, net of deferred income taxes of $276,000.

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

Total short term borrowings at March 31, 2002, were $5.441 million as compared to $21.338 million on December 31, 2001, showing a decrease of $15.897 million. Long term borrowings on March 31, 2002, and December 31, 2001, were at $29.975 million and $20.000 million respectively. The Bank has taken an additional $10.000 million in long term borrowings in the three months ended March 31, 2002.

Loans:

The Bank's loan volume has continued to grow during the first three months of 2002. The March 31, 2002, total was $205.766 million compared to the December 31, 2001, total of $191.913 million. This shows a growth of $13.853 million in the last three-month period.

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



Other Assets:

Other Assets increased from $9.719 million on December 31, 2001 to $9.956 million on March 31, 2002. The slight increase is due to the prepayment of Pennsylvania shares tax for 2002.


Deposits:

Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificate of deposits, and IRAs. During the three-month period ended March 31, 2002, total deposits increased by $10.063 million to $248.954 million. On March 6, 2002, the Bank assumed deposits totaling $4.3 million through the acquisition of a branch in Norwich, New York.

Capital:

The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of March 31, 2002, regulatory capital to total assets was 9.95% as compared to 9.89% on December 31, 2001. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the three months ended March 31, 2002, the Company purchased 306 shares for the treasury at a total cost of $8,036.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to risk weighted asset ratio was 13.94% and the total capital ratio to risk weighted assets ratio was 14.76% at March 31, 2002. The Corporation is deemed to be well capitalized under regulatory standards.



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

The Company's Asset/Liability Committee (ALCO) addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2002 totaled $20.618 million, which consisted of $14.973 million in unfunded commitments of existing loans, $4.340 million to grant new loans and $1.305 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company's risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company's Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed by the Company's Board of Directors.

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

The following table sets forth the Company's interest sensitivity analysis as of March 31, 2002:




                                                                INTEREST RATE SENSITIVITY ANALYSIS
                                                                             MARCH 31
                                                                      Maturity or Repricing In:
                                               3 Months       3-6 Months     6-12 Months        1-5 Years  Over 5 Years
(In thousands)                                ----------     ------------   ------------        ---------  ------------
RATE SENSITIVE ASSETS
Loans ....................................       38,771           12,247         22,555           83,513        48,680
Securities ...............................        7,306            2,838          5,801           50,714        31,806
Federal Funds Sold .......................            0                0              0                0             0
                                                 -------          -------        -------         --------      --------
Total Rate Sensitive Assets ..............       46,077           15,085         28,356          134,227        80,486
                                                 -------          -------        -------         --------      --------
Cumulative Rate Sensitive Assets .........       46,077           61,162         89,518          223,745       304,231
                                                 -------          -------        -------         --------      --------
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ................          638              638          1,276           10,208         8,507
Money Market Deposits ....................          960              960          1,919           15,356        12,797
Regular Savings ..........................        1,702            1,648          3,734           26,333        21,943
CDs and IRAs .............................       31,207           20,282         17,116           37,993         1,755
Short-term Borrowings ....................        5,441                0              0                0             0
Long-term Borrowings .....................            0                0              0           15,000        14,975
                                                 -------          -------        -------         --------      --------
Total Rate Sensitive Liabilities .........       39,948           23,528         24,045          104,890        59,977
                                                 -------          -------        -------         --------      --------
Cumulative Rate Sensitive Liabilities ....       39,948           63,476         87,521          192,411       252,388
                                                 -------          -------        -------         --------      --------

Period Gap ...............................        6,129           (8,443)         4,311           29,337        20,509
Cumulative Gap ...........................        6,129           (2,314)         1,997           31,334        51,843
Cumulative RSA to RSL ....................       115.34%           96.35%        102.28%          116.28%       120.54%
Cumulative Gap to Total Assets ...........         1.91%          (0.72)%          0.62%            9.78%        16.18%


RESULTS OF OPERATIONS


Net Interest Income:

For the three months ended March 31, 2002, total interest income decreased by $145,000 or 2.8%, to $5.033 million as compared to $5.178 million for the three months ended March 31, 2001. This decrease was primarily due to the decrease in yield on earning assets, which decreased to 6.94% as compared to 7.71% for the first three months of 2001. Average earning assets increased to $294.3 million as of March 31, 2002 as compared to $272.1 million as of March 31, 2001.

Total interest expense decreased by $535,000 or 20.0% to $2.139 million for the three months ended March 31, 2002 from $2.674 million for the three months ended March 31, 2001. This decrease was attributable to the decrease in the cost of funds, which decreased to 3.52% as compared to 4.78% for the first three months of 2001. Average interest-bearing liabilities increased to $246.6 million as of March 31, 2002 as compared to $227.0 million as of March 31, 2001.

Net interest income increased by $390,000 or 15.6%, to $2.894 million for the three months ended March 31, 2002, from $2.504 million for the three months ended March 31, 2001. The Bank's net interest spread increased to 3.42% for the first three months of 2002 from 2.94% for the first three months of 2001. The net interest margin increased to 3.99% from 3.72% for the three-month period ended March 31, 2002, and 2001, respectively. Although there was an increase in the volume of interest-earning assets and interest-bearing liabilities, the increases in net interest spread and the net interest margin, respectively, for the first three months of 2002 were the result of a decline in interest rates, which impacted interest expense at a greater amount than interest income.


Provision for Loan Loss:

The provision for loan loss for the three months ended March 31, 2002, was $15,000, a decrease of $5,000 from the comparable period in 2001. The Bank's loan volume continues to be strong. One of the Bank's main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period of 2002, charge-offs totaled $19,000 while net charge-offs totaled $7,000 as compared to $15,000 and $9,000 respectively for the same three-month period in 2001.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all "problem loans" including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the board of directors. The Bank has not had nor presently has any foreign loans. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.

Other Income:

Total other income increased $57,000 when comparing the first three months of 2002 to the first three months of 2001. Customer Service Fee income has gone up $21,000 when comparing 2002 to 2001. Gains (Losses) on sales of securities were down $44,000 over last year. The largest increase has been in Other Operating Income, an increase of $80,000 comparing the first three months of 2002 to the first three months of 2001. This increase was due to the commission income from the investment and Private Business products, the income from the Bank Owned Life Insurance, and the increase in income from the debit card program.


Other Operating Expenses

Non-interest expense went up by $364,000 when comparing the first three months of 2002 with the first three months of 2001. The largest share of this increase, $192,000, was in the Other Operating Expenses category. The majority of this increase relates to a $158,000 provision for possible losses on the alleged fraud on the sale of securities by Bentley Financial Services, Inc. recorded in the first quarter of 2002 as explained in Footnote 4 to the Consolidated Financial Statements for March 31, 2002. Other operating expenses also includes various administrative expenses. Among these expenses are postage, insurance, phone, etc. Computer Services and supplies were also up $26,000 for the quarter ended March 2002 compared to the same period in 2001. Taxes increased $9,000 and Furniture and Equipment expenses decreased $14,000.



Income Tax Provision

The income tax provision was $ 392,000 for the first three months of 2002 as compared to $370,000 in the same period for 2001.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Fed Funds rate has remained the same for the first quarter of 2002. The next change in overnight rates by the Fed is expected to be an upward move. As of March 31, 2002, the Bank is currently showing sensitivity to downward rate shift scenarios. While this remains unlikely, the results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 2.675% or $315,000, in a +200 basis point rate shock over a one-year period. A decrease of 3.094% or $364,000 is shown in the model at a -200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank's asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2001 for further discussion of this matter.

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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-k as filed on January 10, 2002, submitted as
         Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP



By/s/ Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/COO



By/s/ Frederick J. Malloy
Frederick J. Malloy, AVP/Controller