Form 10-Q
period 2002-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2002-08-14
CIK 1056943

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

                Number of shares outstanding as of July 31, 2002

COMMON STOCK ($2 Par Value)                                   2,099,550
---------------------------                           --------------------------
           (Title of Class)                               (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                       For the Quarter Ended June 30, 2002

Contents
PART I.     FINANCIAL INFORMATION                                      Page No.
Item 1.     Financial Statements

            Consolidated Balance Sheets                                        3
            as of June 30, 2002 (Unaudited)
            and December 31, 2001  (Audited)

            Consolidated Statements of Income                                  4
            (Unaudited) for the Three Months and the Six Months
            Ended June 30, 2002 and 2001

            Consolidated Statements of Stockholders'                           5
            Equity (Unaudited) for the Six Months
            Ended June 30, 2002 and 2001

            Consolidated Statements of Cash Flows                              6
            (Unaudited) for the Six Months
            Ended June 30, 2002 and 2001

            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk                                                 16


PART II.    OTHER INFORMATION                                                 17

Item 1.     Legal Proceedings                                                 17

Item 2.     Changes in Securities                                             17

Item 3.     Defaults in Senior Securities                                     17

Item 4.     Submission of Matters for Security Holder Vote                    17

Item 5.     Other Information                                                 17

Item 6.     Exhibits and Reports on Form 8-K                                  18

                        PEOPLES FINANCIAL SERVICES CORP.
                           CONSOLIDATED BALANCE SHEET
                 June 30, 2002 (UNAUDITED) and December 31, 2001

(In thousands, except per share data)           June 30        December 31
                                                  2002            2001
                                                ---------      ---------
ASSETS
Cash and Due from Banks .....................   $   6,331      $   7,172
Interest Bearing Deposits with Other Banks ..         110            107
Federal Funds Sold ..........................       1,100              0
                                                ---------      ---------

Cash and Cash Equivalents ...................       7,541          7,279
Securities Available for Sale ...............      96,727        100,783
Loans .......................................     210,471        193,729
Less: Allowance for..........................      (1,850)        (1,816)
                                                ---------      ---------

Loans, Net ..................................     208,621        191,913
Bank Premises and Equipment, Net ............       3,549          3,371
Accrued Interest Receivable .................       2,150          2,282
Other Assets ................................       9,754          9,719
                                                ---------      ---------

TOTAL Assets ................................   $ 328,342      $ 315,347
                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits, Non-Interest Bearing ..............   $  34,150      $  30,664
Deposits, Interest Bearing ..................     222,693        208,227
                                                ---------      ---------

Total Deposits ..............................     256,843        238,891
Accrued Interest Payable ....................         680            703
Short-term Borrowings .......................       5,446         21,338
Long-term Borrowings ........................      29,899         20,000
Other Liabilities ...........................         185            661
                                                ---------      ---------

TOTAL Liabilities ...........................     293,053        281,593
                                                ---------      ---------

STOCKHOLDERS' EQUITY
Common Stock * ..............................       4,455          4,455
Surplus .....................................       4,611          4,611
Retained Earnings ...........................      27,882         26,851
Accumulated Other Comprehensive Income ......       1,207            536
Treasury Stock at Cost ......................      (2,866)        (2,699)
                                                ---------      ---------

TOTAL Stockholders' Equity ..................      35,289         33,754
                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 328,342      $ 315,347
                                                =========      =========


*Common Stock, par value $2 per share,12,500,000 shares authorized; 2,227,500 shares issued; 2,099,550 and 2,105,836 shares outstanding at June 30, 2002 and December 31, 2001, respectively








                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share data)
                                                   Three Months Ended     Six Months Ended
                                                   June 30    June 30    June 30      June 30
                                                     2002       2001       2002         2001
                                                   -------    --------    -------     -------
INTEREST INCOME:
Loans Receivable, Including Fees ................   $ 3,806    $  3,683   $  7,515    $  7,333
Securities, Taxable .............................       953       1,041      1,911       2,104
           Tax Exempt ...........................       328         386        662         777
           Dividends ............................        17          19         41          42
Interest of Fed Funds Sold ......................        10          81         18         132
                                                    -------    --------    -------     -------
TOTAL Interest Income ...........................     5,114       5,210     10,147      10,388

INTEREST EXPENSE:
Deposits ........................................     1,720       2,221      3,450       4,541
Borrowed Funds ..................................       436         311        845         665
                                                    -------    --------    -------     -------
TOTAL Interest Expense ..........................     2,156       2,532      4,295       5,206
                                                    -------    --------    -------     -------
Net Interest Income .............................     2,958       2,678      5,852       5,182
Provision for Loan Losses .......................        45           0         60          20
                                                    -------    --------    -------     -------
Net Interest Income, after Loan Loss Provision ..     2,913       2,678      5,792       5,162

OTHER INCOME (LOSSES):
Customer Service Fees ...........................       287         298        557         547
Gains (Losses) on Security Sales ................        97           0         82          29
Impairment of Security ..........................      (850)          0       (850)          0
Other ...........................................       173         146        332         225
                                                    -------    --------    -------     -------
TOTAL Other Income (Losses) .....................      (293)        444        121         801

OTHER EXPENSES:
Salaries and Benefits ...........................       855         878      1,591       1,488
Occupancy .......................................       101          68        195         142
Furniture and Equipment .........................        96          98        181         197
FDIC Insurance and Assessments ..................        32          29         64          59
Professional Fees and Outside Services ..........        63          60        115         109
Computer Services and Supplies ..................       124         109        224         183
Taxes, Other Than Payroll and Income ............        81          74        157         141
Other ...........................................       406         326        925         653
                                                    -------    --------    -------     -------
Total Other Expenses ............................     1,758       1,642      3,452       2,972
                                                    -------    --------    -------     -------
Income Before Income Taxes ......................       862       1,480      2,461       2,991
Federal Income Taxes ............................       133         362        525         732
                                                    -------    --------    -------     -------
Net Income ......................................   $   729    $  1,118   $  1,936    $  2,259
                                                    =======    ========    =======    ========
Earnings Per Share, Basic .......................   $  0.35    $   0.53   $   0.92    $   1.06
Earnings Per Share, Diluted .....................   $  0.35    $   0.53   $   0.92    $   1.06







                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

(In thousands, except per share data)
                                                                                               Accumulated
                                                                                                 Other
                                                              Common              Undivided   Comprehensive  Treasury
                                                               Stock    Surplus     Profits     Income         Stock         Total
                                                              -------   -------   ---------   ----------     ---------     --------
 Balance, December 31, 2001 ................................. $ 4,455   $ 4,611   $ 26,851       $   536     $ (2,699)     $ 33,754
                                                                                                                           --------
Comprehensive Income
          Net Income ........................................       0         0      1,936             0            0         1,936
          Net change in Unrealized gains (losses) on
               securities available for sale, net of taxes...       0         0          0           671            0           671
Total Comprehensive Income ..................................                                                                 2,607
                                                                                                                           --------
Cash Dividends Paid ($0.43 per share) .......................       0         0       (905)            0            0          (905)
Treasury Stock Purchase .....................................       0         0          0             0         (167)         (167)
                                                                                                                           --------
 Balance, June 30, 2002 ..................................... $ 4,455   $ 4,611   $ 27,882       $ 1,207     $ (2,866)     $ 35,289
                                                              ========  ========  ========       ========    ========      ========


 Balance, December 31, 2000 ................................. $ 4,455   $ 4,611   $ 23,544       $  (130)    $ (1,628)     $ 30,852
                                                                                                                           --------
Comprehensive Income
          Net Income ........................................       0         0      2,259             0            0         2,259
          Net change in Unrealized gains (losses) on
               securities available for sale, net of taxes ..       0         0          0           902            0           902
                                                                                                                           --------
Total Comprehensive Income ..................................                                                                 3,161
                                                                                                                           --------
Cash Dividends Paid ($0.34 per share) .......................       0         0       (729)            0            0          (729)
Treasury Stock Purchase .....................................       0         0          0             0         (736)         (736)
                                                                                                                           --------
 Balance, June 30, 2001 ..................................... $ 4,455   $ 4,611   $ 25,074       $   772     $ (2,364)     $ 32,548
                                                              ========  ========  ========       ========    ========      ========













                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                          Six Months Ended
                                                                      June 30,    June 30,
                                                                        2002        2001
                                                                      --------    --------
Cash Flows from Operating Activities
Net Income ........................................................   $  1,936    $  2,259
Adjustments:
Depreciation and amortization .....................................        186         191
Provision for Loan Losses .........................................         60          20
Gain/loss on sale of other real estate ............................         22          16
Amortization of securities' premiums and accretion of discounts....         98          21
(Gains) Losses on sales of investment securities, net .............        (82)        (29)
Impairment of Security ............................................        850           0
Increase/Decrease in accrued interest receivable ..................        132         (79)
Increase/Decrease in other assets .................................       (385)         18
Increase/Decrease in accrued interest payable .....................        (23)        (77)
Increase/Decrease in other liabilities ............................       (476)          0
                                                                      --------    --------
Net cash provided by operating activities .........................      2,318       2,340
                                                                      --------    --------

Cash Flows from investing activities
Proceeds from sale of available for sale securities ...............     11,609       4,001
Proceeds from maturities of available for sale securities .........     11,436       4,393
Purchase of available for sale securities .........................    (23,862)     (7,111)
Principal payments on mortgage-backed securities ..................      5,024       2,119
Net increase in loans .............................................    (16,808)     (5,991)
Purchase of premises and equipment ................................       (364)       (179)
Proceeds from sale of other real estate ...........................         22          54
Purchase of investment in life insurance ..........................          0      (4,000)
                                                                      --------    --------
Net cash used in investing activities .............................    (12,943)     (6,714)
                                                                      --------    --------

Cash flows from financing activities
Cash dividends paid ...............................................       (905)       (729)
Increase in deposits ..............................................     17,952       7,935
Net Increase/Decrease in long-term borrowing ......................      9,899           0
Net Increase/Decrease in short-term borrowing .....................    (15,892)     (1,090)
Purchase of treasury stock ........................................       (167)       (736)
                                                                      --------    --------
Net cash provided by financing activities .........................     10,887       5,380
                                                                      --------    --------
Net Increase/Decrease in cash/cash equivalents ....................        262       1,006
Cash and cash equivalents, beginning of year ......................      7,279       7,597
                                                                      --------    --------
Cash and cash equivalents, end of year ............................   $  7,541    $  8,603
                                                                      ========    ========
Supplemental disclosures of cash paid
Interest Paid .....................................................   $  4,318    $  5,283
                                                                      ========    ========
Income Taxes Paid .................................................   $    812    $    744
                                                                      ========    ========
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure ...........   $     40    $    169
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


2.       EARNINGS PER SHARE

 The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Three Months Ended          Six Months Ended
                                                                                 June 30       June 30      June 30      June 30
                                                                                   2002         2001          2002         2001
                                                                                ----------   ----------   ----------   ----------
Net income applicable to common stock .......................................   $  729,000   $1,118,000    1,936,000    2,259,000
Weighted average common shares outstanding ..................................    2,101,104    2,120,550    2,103,374    2,130,640
Effect of dilutive securities, stock options ................................        4,067            0        3,684            0
                                                                                ----------   ----------   ----------    ---------

Weighted average common shares outstanding used to calculate diluted
        earnings per share ..................................................    2,105,171    2,120,550    2,107,058    2,130,640
Basic earnings per share ....................................................   $     0.35   $     0.53   $     0.92   $     1.06
Diluted earnings per share ..................................................   $     0.35   $     0.53   $     0.92   $     1.06




3.       OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six months ended June 30, 2002 and 2001 are as follows:

(In thousands)
                                                                                   Six Months Ended
                                                                                 June 30,   June 30,
                                                                                   2002       2001
                                                                                  -------    -------
Unrealized Holding Gains (Losses) on Available for Sale Securities ............   $   249    $ 1,396
Less: Reclassification Adjustment for Gains (Losses) Realized in Net Income....      (768)        29
                                                                                  -------    -------
                                                                                    1,017      1,367
Tax Effect ....................................................................      (346)      (465)
                                                                                  -------    -------
Other Comprehensive Income ....................................................       671        902
                                                                                  =======    =======

4.       IMPAIRMENT OF SECURITY

Peoples Financial Services Corp., through its subsidiary, Peoples National Bank holds approximately $1 million (face value) WorldCom Group corporate bond in its investment security portfolio. Peoples Financial Services Corp. recorded a $850,000 impairment loss on this security (after tax loss of $562,000) in the second quarter ended June 30, 2002 related to the decline in market value of its WorldCom security. The market value of the bond as of June 30, 2002 was $150,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank provides financial services to individuals and businesses within the Bank's primary market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank also operates a branch in Norwich, New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Current performance does not guarantee and may not be indicative of similar performance in the future.


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


OVERVIEW

Net income for the quarter decreased 14.30% to $1.936 million as compared to $2.259 million for the second quarter of 2001. Diluted earnings per share decreased 13.21% to $0.92 per share from $1.06 per share in the second quarter of 2002. At June 30, 2002, the Company had total assets of $328.3 million, total loans of $208.6 million, and total deposits of $256.8 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2002, cash, federal funds sold, and deposits with other banks totaled
$7.541 million as compared to $7.279 million on December 31, 2001. The slight increase over the six months of 2002 has been due to an increase in the Federal Funds Sold position, which had a balance of $0 at the end of 2001 and now has a balance of $1.1 million.

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

Investments:

Investments totaled $96.727 million on June 30, 2002, decreasing by $4.056 million from the December 31, 2001 total of $100.783 million. This correlates strongly to the large increase in loans over the same period.

In the three months ended June 30, 2002, the Company recognized an $850,000 impairment loss on its $1 million investment in a WorldCom Group bond. The carrying value and fair value of this bond was $150,000 at June 30, 2002. WorldCom subsequently declared bankruptcy therefore, the ultimate collectibility of the $150,000 carrying value is presently unknown.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as separate component of stockholders' equity. The carrying value of investments as of June 30, 2002 included an unrealized gain of $1,829,000 reflected as accumulated other comprehensive income of $1,207,000 in shareholders' equity, net of deferred income taxes of $622,000. This compares to an unrealized gain of $812,000 at December 31, 2001 reflected as accumulated other comprehensive loss of income of $536,000, net of deferred income taxes of $276,000.

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

Total short-term borrowings at June 30, 2002 were $5.446 million as compared to $21.338 million on December 31, 2001, showing a decrease of $15.892 million. This was due in large part to an increase in long-term borrowings at Federal Home Loan Bank which were $29.899 million on June 30, 2002 as compared to $20.000 million at December 31, 2001. The Bank has taken an additional $10.000 million in long term borrowings in the six months ended June 30, 2002.

Loans:

The Bank's loan volume has continued to grow during the first six months of 2002. The June 30, 2002 total was $208.621 million compared to the December 31, 2001 total of $191.913 million. This shows a growth of $16.708 million in the last six-month period.

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

Deposits:

Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificate of deposits, and IRAs. During the six-month period ended June 30, 2002, total deposits increased by $17.592 million to $256.843 million. On March 6, 2002, the Bank assumed deposits totaling $4.3 million through the acquisition of a branch in Norwich, New York.


Capital:

The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of June 30, 2002, regulatory capital to total assets was 9.55% as compared to 9.89% on December 31, 2001. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the six months ended June 30, 2002, the Company purchased 6,286 shares for the treasury at a total cost of $167,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted asset ratio was 13.98% and the total capital ratio to total risk weighted assets ratio was 14.81% at June 30, 2002. The Corporation is deemed to be well capitalized under regulatory standards.

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

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2002 totaled $24.148 million, which consisted of $14.957 million in unfunded commitments of existing loans, $7.863 million to grant new loans and $1.328 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a periodic analysis to make sure our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to "match" maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following table sets forth the Company's interest sensitivity analysis as of June 30, 2002:

                                                       INTEREST RATE SENSITIVITY ANALYSIS
                                                                   JUNE 30
(In thousands)
                                                           Maturity or Repricing In:
                                               3          3-6        6-12         1-5      Over 5
                                             Months     Months      Months       Years      Years
                                            -------    -------     -------     -------    -------
RATE SENSITIVE ASSETS
Loans ...................................    29,913     11,561      25,887      92,227     49,034
Securities ..............................    10,399      3,442       6,416      52,985     27,492
Federal Funds Sold ......................     1,100          0           0           0          0
                                            -------    -------     -------     -------    -------
Total Rate Sensitive Assets .............    41,412     15,003      32,303     145,212     76,526
                                            -------    -------     -------     -------    -------
Cumulative Rate Sensitive Assets ........    41,412     56,415      88,718     233,930    310,456
                                            -------    -------     -------     -------    -------
RATE SENSITIVE LIABILITIES
Interest Bearing Checking ...............       682        682       1,364      10,931      9,094
Money Market Deposits ...................     1,075      1,075       2,149      17,194     14,329
Regular Savings .........................     1,779      2,368       3,437      27,842     22,902
CDs and IRAs ............................    22,963     14,301      28,139      39,448      1,316
Short-term Borrowings ...................     5,446          0           0           0          0
Long-term Borrowings ....................         0          0           0      15,000     14,899
                                            -------    -------     -------     -------    -------
Total Rate Sensitive Liabilities ........    31,945     18,426      35,089     110,415     62,540
                                            -------    -------     -------     -------    -------
Cumulative Rate Sensitive Liabilities ...    31,945     50,371      85,460     195,875    258,415
                                            -------    -------     -------     -------    -------


Period Gap ..............................     9,467     (3,423)     (2,786)     34,797     13,986
Cumulative Gap ..........................     9,467      6,044       3,258      38,055     52,041
Cumulative RSA to RSL ...................    129.64%    112.00%     103.81%     119.43%    120.14%
Cumulative Gap to Total Assets ..........      2.96%      1.89%       1.02%      11.88%     16.25%

RESULTS OF OPERATIONS

Net Interest Income:

For the six months ended June 30, 2002, total interest income decreased by $241,000 or 2.3%, to $10.147 million as compared to $10.388 million for the six months ended June 30, 2001. This decrease was primarily due to the decrease in yield on earning assets, which decreased to 6.79% as compared to 7.59% for the first six months of 2001 offset by an increase in average earning assets. Average earning assets increased to $301.170 million as of June 30, 2002 as compared to $275.910 million as of June 30, 2001

Total interest income was $5.114 million for the three-month period ended June 30, 2002, compared to $ 5.210 million for the comparable period in 2001.

Total interest expense decreased by $911,000 or 17.5% to $4.295 million for the six months ended June 30, 2002 from $5.206 million for the six months ended June 30, 2001. This decrease was attributable to the decrease in the cost of funds, which decreased to 3.43% as compared to 4.59% for the first six months of 2001 offset by an increase in interest-bearing liabilities. Average interest-bearing liabilities increased to $252.221 million as of June 30, 2002 as compared to $228.904 million as of June 30, 2001.

Total interest expense was $2.156 million for the three month period ended June 30, 2002, compared to $2.532 million for the comparable three month period in 2001, a reduction of $376 thousand between the compared quarters.

The increase in the net interest income for the three and six month periods ended June 30, 2002, when compared to the same periods in 2001, can be primarily attributed to the down turn in interest rates affecting us on the liability side and the increase in volume in loans on the asset side. Total net interest income for the first six months of 2002 was $5.852 million compared to $5.182 million for the first six months of 2001. This was an increase of $670 thousand.

The Bank's net interest spread increased to 3.36% for the first six months of 2002 from 3.01% for the first six months of 2001. The net interest margin increased to 3.92% from 3.79% for the six-month period ended June 30, 2002, and 2001, respectively. Although there was an increase in the volume of interest-earning assets and interest-bearing liabilities, the increases in net interest spread and the net interest margin, respectively, for the first six months of 2002 were the result of a decline in interest rates, which impacted interest expense at a greater amount than interest income.

Provision for Loan Loss:

The provision for loan loss for the six-month period ending June 30, 2002, showed an increase of $40 thousand from the comparable period in 2001. During 2002, the provision total was $60 thousand as compared to $20 thousand in 2001.

The provision for loan losses was $45,000 for the three months ended June 30, 2002 compared to no provision for the three months ended June 30, 2001.

The Bank's loan growth continues to be strong. One of the Bank's main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the six-month period of 2002 charge-offs totaled $43,000, while net charge-offs totaled $26,000 as compared to $35,000 and $9,000 respectively for the same six-month period in 2001.

In the three-month period ended June 30, 2002, charge offs totaled $25,000 compared to $37,000 for the same period in 2001. Net charge offs were $20,000 and $14,000 respectively.

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


Other Income:

Total other income decreased $680 thousand when comparing the first six months of 2002 to the first six months of 2001.

For the three months ended June 30, 2002, Other Income decreased $737 thousand when compared to the same period in 2001.

The decreases are due to the $850 thousand charge for the impairment of a security within the Bank's investment portfolio as described in Footnote 4 to the June 30, 2002 interim financial statements. Service Charge Fee income increased $10 thousand when comparing the six months ended June 30, 2002 to 2001. Gains on sales on securities were up $53 thousand over last year. Gains on sales on securities increased $97 thousand in the second quarter of 2002 compared to the same period in 2001. The largest increase has been in Other Operating Income, an increase of $107 thousand comparing the first six months of 2002 to the first six months of 2001. This increase was due to the commission income from the investment and Private Business products, the income from the Bank Owned Life Insurance, and the increase in income from the debit card program.

Other Operating Expenses

Non-interest expense went up by $480 thousand dollars when comparing the first six months of 2002 with the first six months of 2001.

Non-interest expense went up by $116 thousand for the three-month period ended June 30, 2002 when compared to the same period in 2001.

The largest share of the year to date increase, $103 thousand, was in the Salaries and Benefits category. Computer Services and supplies were also up $41 thousand as of June 2002 compared to the same period in 2001. Taxes increased $16 thousand and Furniture and Equipment expenses decreased $16 thousand.


Income Tax Provision

The income tax provision was $525 thousand for the first six months of 2002 as compared to $732 thousand in the same period for 2001.

The income tax provision was $133 thousand for the three-month period ended June 30, 2002 compared to $362 thousand for the comparable period in 2001.

The decrease for both periods is due to lower pre-tax income.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Fed Funds rate has remained the same for the second quarter of 2002. As of June 30, 2002, the Bank is currently showing sensitivity to downward rate shift scenarios. Based on discussions, this scenario seemed unlikely. However, recent instability in the markets has increased the likelihood of this happening, maybe as early as fall 2002. The model simulation used by the Bank's ALCO shows a possible increase in net interest income of 0.941% or $117,000 in a +200 basis point rate shock over a one-year period. A decrease of 1.456% or $181,000 is shown in the model at a -200 basis point rate shock when interest rate sensitivity is performed through December 2002. When testing is extended through December 2003, an upward shock of 200 basis points results in an increase in net interest income of 8.107% or $1,056,000 while a downward shock of 200 basis points results in a decrease in net interest income of 12.672% or $1,650,000. The net interest income risk position of the Bank remains within the guidelines established by the Bank's asset/liability policy. The Bank continuously monitors its rate sensitivity.

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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

At the Annual Meeting of Stockholders held on April 27, 2002, Chairman Shurtleff reported that the Judge of Election and Proxy had completed the voting tabulations. On the basis of that report, Chairman Shurtleff declared that Jack Norris and George Stover were elected for a three-year term and Beard Miller Company, LLP, had been ratified as the independent auditors for the year-ending December 31, 2002.

The following outlines the items voted on at the meeting as well as the votes cast for, against, and non-vote:

I.       Election of Class I Directors

                 Name                     For               Withhold Authority
         --------------------     --------------------     --------------------
         Jack M. Norris                 1,327,166                 44,062
         George H. Stover, Jr.          1,325,117                 46,111

         Class II Directors whose terms will expire in 2003
                  John W. Ord
                  Russell D. Shurtleff
         Class III Directors whose terms shall expire in 2004
                  Gerald R. Pennay
                  Thomas F. Chamberlain


II. Ratification of selection of Beard Miller Company, LLC as independent auditors of the Bank for 2002.

              For             Against         Abstain
         ------------      ------------     ------------
          1,365,600            3,477            2,153



ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits required by Item 601 of Regulation  S-K:
         (3.1)    Articles of Incorporation of Peoples Financial Services Corp.*
         (3.2)    By laws of Peoples Financial Service Corp. as amended **
         (10.1)   Agreement dated January 14, 1997, between John W. Ord and
                  Peoples Financial Services Corp. *
         (10.2)   Excess Benefit Plan dated January 14, 1992, for John W. Ord *
         (10.4)   Termination Agreement dated January 1, 1997, between Debra E.
                  Dissinger and Peoples Financial Services Corp. *
         (11)     The statement regarding computation of per share earnings
                  required by this exhibit is contained in Note 1 to the consolidated financial statements captioned "Earnings Per
                  Common Share" filed as part of Item 8 of this report.
         (99)     Certification of Principal Executive Officer or Principal
                  Financial Officer

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

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

         Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on April 10, 2002, submitted as
         Exhibit 99.4, regarding First Quarter Results and Dividend
         Announcement.

         Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on May 9, 2002, submitted as Exhibit 99, regarding First Quarter Results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP



By/s/ Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/COO



By/s/ Frederick J. Malloy
Frederick J. Malloy, AVP/Controller

                                   EXHIBIT 99

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 81 U.S.C. SECTION 1350

In connection with the Quarterly Report of Peoples Financial Services, Corp. on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission, we the undersigned, certify, pursuant to 18 C.S.U. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that:
        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
        2. the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods expresses in the Report.




By/s/    John W. Ord
         Chief Executive Officer



By/s/    Debra E. Dissinger
         Executive Vice President

Date:    August 14, 2002