Form 10-Q
period 2002-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2002-11-13
CIK 1056943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002, or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

              Number of shares outstanding as of November 12, 2002

COMMON STOCK ($2 Par Value)                              2,099,550
      ---------------------------               --------------------------
           (Title of Class)                        (Outstanding Shares)

                        PEOPLES FINANCIAL SERVICES CORP.
                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002

Contents
PART I.     FINANCIAL INFORMATION                                      Page No.
Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of September 30, 2002 (Unaudited)
            and December 31, 2001  (Audited)                                  3

            Consolidated Statements of Income
            (Unaudited) for the Three Months and the Nine Months
            Ended September 30, 2002, and 2001                                4

            Consolidated Statements of Stockholders'
            Equity (Unaudited) for the Nine Months
            Ended September 30, 2002, and 2001                                5

            Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months
            Ended September 30, 2002, and 2001                                6

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10

Item 3.     Quantitative and Qualitative Disclosure                          18
            About Market Risk

Item 4. Controls and Procedures                                              18

PART II.   OTHER INFORMATION                                                 19

Item 1.    Legal Proceedings                                                 19
Item 2.    Changes in Securities                                             19
Item 3.    Defaults in Senior Securities                                     19
Item 4.    Submission of Matters for Security Holder Vote                    19
Item 5.    Other Information                                                 19
Item 6.    Exhibits and Reports on Form 8-K                                  20

                        PEOPLES FINANCIAL SERVICES CORP.
                           CONSOLIDATED BALANCE SHEET
              September 30, 2002 (UNAUDITED) and December 31, 2001

(In thousands, except per share data)
ASSETS:                                          Sept 30,     Dec 31,
                                                   2002         2001
                                                ---------    ----------
Cash and Due from Banks .....................   $   8,465    $   7,172
Interest Bearing Deposits with Other Banks...         101          107
                                                ---------    ---------
Cash and Cash Equivalents ...................       8,566        7,279
Securities Available for Sale ...............     105,691      100,783
Loans .......................................     216,552      193,729
Allowance for Loan Loss .....................      (1,896)      (1,816)
                                                ---------    ---------
Loans, Net ..................................     214,656      191,913
Bank Premises and Equipment, Net ............       3,713        3,371
Accrued Interest Receivable .................       2,139        2,282
Other Assets ................................       9,534        9,719
                                                ---------    ---------
TOTAL Assets ................................   $ 344,299    $ 315,347
                                                =========    =========
LIABILITIES
Deposits, Non-Interest Bearing ..............   $  35,117    $  30,664
Deposits, Interest Bearing ..................     224,376      208,227
                                                ---------    ---------
Total Deposits ..............................     259,493      238,891
Accrued Interest Payable ....................         659          703
Short-term Borrowings .......................      11,316       21,338
Long-term Borrowings ........................      34,822       20,000
Other Liabilities ...........................         853          661
                                                ---------    ---------
TOTAL Liabilities ...........................     307,143      281,593
                                                =========    =========
STOCKHOLDERS' EQUITY
Common Stock * ..............................       4,455        4,455
Surplus .....................................       4,611        4,611
Retained Earnings ...........................      28,921       26,851
Accumulated Other Comprehensive Income ......       2,035          536
Treasury Stock at Cost ......................      (2,866)      (2,699)
                                                ---------    ---------
TOTAL Stockholders' Equity ..................      37,156       33,754
                                                ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...   $ 344,299    $ 315,347
                                                =========    =========

*Common Stock, par value $2 per share,12,500,000 shares authorized: 2,227,500 shares issued; 2,099,550 and 2,105,836 shares outstanding at September 30, 2002 and December 31, 2001, respectively










                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share data)                  Nine Months Ended           Three Months Ended
                                                     Sept 30,    Sept 30,          Sept 30,  Sept 30,
                                                      2002         2001              2002      2001
                                                     -------    --------           --------  -------
INTEREST INCOME:
Loans Receivable, including fees ................    11,387     11,090             3,872     3,757
Securities, Taxable .............................     2,887      3,198               976     1,094
           Tax Exempt ...........................       998      1,143               336       366
           Dividends ............................        51         64                10        22
Other ...........................................        23        180                 5        48
                                                     -------    -------            -------   ------
Total Interest Income ...........................    15,346     15,675             5,199     5,287
INTEREST EXPENSE:
Deposits ........................................     5,023      6,720             1,573     2,179
Borrowed Funds ..................................     1,295        989               450       324
                                                     -------    -------            -------   ------
Total Interest Expense ..........................     6,318      7,709             2,023     2,503
Net Interest Income .............................     9,028      7,966             3,176     2,784
Provision for Loan Losses .......................       120         20                60         0
                                                     -------    -------            -------   ------
Net Interest Income, after Loan Loss Provision...     8,908      7,946             3,116     2,784
OTHER INCOME (LOSSES):
Customer Service Fees ...........................       870        831               313       284
Gains (losses) on Security Sales ................       148         45                66        16
Impairment of Security ..........................      (850)         0                 0         0
Other ...........................................       501        397               169       172
                                                     -------    -------            -------   ------
Total Other Income (Losses) .....................       669      1,273               548       472
OTHER EXPENSES:
Salaries and Benefits ...........................     2,463      2,233               872       745
Occupancy .......................................       297        217               102        75
Furniture and Equipment .........................       254        289                73        92
FDIC Insurance and Assessments ..................        97         89                33        30
Professional Fees and Outside Services ..........       165        166                50        57
Computer Services and Supplies ..................       337        294               113       111
Taxes, Other Than Payroll and Income ............       238        216                81        75
Other ...........................................     1,250        988               325       335
                                                     -------    -------            -------   ------
Total Other Expenses ............................     5,101      4,492             1,649     1,520
                                                     -------    -------            -------   ------
Income Before Income Taxes ......................     4,476      4,727             2,015     1,736
Federal Income Taxes ............................     1,038      1,178               513       446
                                                     -------    -------            -------   ------
Net Income ......................................     3,438      3,549             1,502     1,290
                                                     =======    =======            =======   ======
Earnings Per Share, Basic .......................      1.64       1.67              0.72      0.61
Earnings Per Share, Diluted .....................      1.63       1.67              0.71      0.61


                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

(In thousands, except per share data)                                                         Accumulated
                                                                                                 Other
                                                        Common      Surplus    Undivided     Comprehensive Treasury        Total
                                                         Stock                  Profit          Income       Stock
                                                        --------   ---------   --------      ------------- ---------       ---------
 Balance, December 31, 2001 ............................$  4,455   $  4,611   $ 26,851       $    536      ($ 2,699)       $ 33,754
                                                                                                                           --------
Comprehensive Income
     Net Income ........................................       0          0      3,438              0             0           3,438
     Net change in Unrealized gains (losses) on
         securities available for sale, net of Taxes....       0          0          0          1,499             0           1,499
                                                                                                                           --------
Cash Dividends Paid, 2002 ($0.65 per share) ............       0          0     (1,368)             0             0          (1,368)
Treasury Stock Purchase ................................       0          0          0              0          (167)           (167)
                                                                                                                           --------
 Balance, Sept 30, 2002 ................................$  4,455   $  4,611   $ 28,921       $  2,035      ($ 2,866)       $ 37,156
                                                        ========   ========   ========       ========       ========       ========

 Balance, December 31, 2000 ............................$  4,455   $  4,611   $ 23,544      ($   130)      ($ 1,628)       $ 30,852
                                                                                                                           --------
Comprehensive Income
     Net Income ........................................       0          0      3,549              0             0           3,549
     Net change in Unrealized gains (losses) on
         securities available for sale, net of Taxes....       0          0          0          1,371             0           1,371
Cash Dividends Paid, 2001 ($0.46 per share) ............       0          0     (1,129)             0             0          (1,129)
                                                                                                                           --------
Treasury Stock Purchase ................................       0          0          0              0        (1,014)         (1,014)
                                                                                                                           --------
 Balance, Sept 30, 2001 ................................$  4,455   $  4,611   $ 25,964       $  1,241      ($ 2,642)       $ 33,629
                                                        ========   ========   ========       ========       ========       ========














                 See Notes to Consolidated Financial Statements

                        PEOPLES FINANCIAL SERVICES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                            Nine Months Ended
                                                                   Sept 30,             Sept 30,
                                                                     2002                 2001
                                                                   --------             --------
Cash Flows from Operating Activities
Net Income ........................................................$  3,438             $  3,549
Adjustments: Depreciation and amortization.........................     272                  287
         Provision for Loan Losses................................      120                   20
        Gain/Loss on sale of equipment ............................       0                    0
        Gain/loss on sale of other real estate ....................      22                   16
Amortization of securities' premiums and accretion of discounts....     190                   52
(Gains) Losses on sales of investment securities, net..............    (148)                 (45)
Impairment of Security.............................................     850                    0
Increase in accrued interest receivable............................     143                   61
Increase/Decrease in other assets..................................    (544)                 (42)
Increase/Decrease in accrued interest payable......................     (44)                 (21)
Increase/Decrease in other liabilities.............................     192                  251
                                                                   --------             --------
Net cash provided by operating activities..........................   4,491                4,128
                                                                   --------             --------
Cash Flows from investing activities
Proceeds from sale of available for sale securities................  17,993                6,574
Proceeds from maturities of available for sale securities .........  14,717               16,025
Purchase of available for sale securities ......................... (43,710)              27,697)
Principal payments on mortgage-backed securities...................   7,471                3,712
Net increase in loans ............................................. (22,967)             (14,866)
Purchase of premises and equipment................................    (614)                 (234)
Proceeds from sale of other real estate............................      39                  184
Purchase of Investment in Life Insurance ..........................       0               (4,000)
                                                                   --------             --------
Net cash used in investing activities ............................. (27,071)             (20,302)
                                                                   --------             --------
Cash flows from financing activities
Cash dividends paid ...............................................  (1,368)              (1,129)
Increase in deposits ..............................................  20,602               15,751

Net Increase/Decrease in long-term borrowing.......................  14,822                    0
Net Increase/Decrease in short-term borrowing ..................... (10,022)               3,004
Purchase of treasury stock ........................................    (167)              (1,014)
                                                                   --------             --------
Net cash provided by financing activities .........................  23,867               16,612
                                                                   --------             --------
Net Increase/Decrease in cash/cash equivalents.....................   1,287                  438
Cash and cash equivalents, beginning of year.......................   7,279                7,597
                                                                   --------             --------
Cash and cash equivalents,end of period............................   8,566                8,035
                                                                   ========             ========
Supplemental disclosures of cash paid
Interest Paid......................................................   5,023                7,709
                                                                   ========             ========
Income Taxes Paid .................................................     891                1,176
                                                                   ========             ========
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure............     105                  206
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.



2.       EARNINGS PER SHARE
 The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                             Nine Months Ended
                                                        Sept 30,            Sept 30,                 Sept 30,             Sept 30,
                                                         2002                 2001                     2002                 2001
                                                      ----------           ----------               ----------           -----------
Net income applicable to common stock .............   $1,502,000           $1,290,000               $3,438,000           $3,549,000
Weighted average common shares outstanding ........    2,099,550            2,114,583                2,102,086            2,125,229

Effect of dilutive securities, stock options ......        4,182                    0                    3,849                    0
                                                       ---------           ----------               ----------           ----------
Weighted average common shares outstanding
used to calculated diluted earnings per share......    2,103,732            2,114,583                2,105,935            2,125,229

Basic earnings per share ..........................   $     0.72           $     0.61               $     1.64           $     1.67
Diluted earnings per share ........................   $     0.71           $     0.61               $     1.63           $     1.67

3.       OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months ended September 30, 2002 and 2001 are as follows:


(In thousands)
                                                                                           Nine Months Ended
                                                                                     Sept 30,         Sept 30,
                                                                                       2002             2001
                                                                                     -------          ------
Unrealized Holding Gains (Losses) on Available for Sale Securities ................  $ 1,569           $ 2,122
Less: Reclassification Adjustment for Gains (Losses) Realized in Net Income........     (702)               45
                                                                                       ------           ------
                                                                                       2,271             2,077
Tax Effect ........................................................................     (772)             (706)
                                                                                       ------           ------
Other Comprehensive Income ........................................................  $ 1,499           $ 1,371
                                                                                       ======           ======



4.       IMPAIRMENT OF SECURITY

Peoples Financial Services Corp., through its subsidiary, Peoples National Bank holds an approximate $1 million (face value) WorldCom Group corporate bond in its investment security portfolio. Peoples Financial Services Corp. recorded a $850,000 impairment loss on this security in the second quarter ended June 30, 2002, related to the decline in market value of its WorldCom security.

It is reasonably possible that the loss estimate could change and the change could be material,because the ultimate resolution of this matter is presently unknown.



5.   BRANCH ACQUISITION

On March 6, 2002, the Bank acquired certain assets, including furniture and equipment, and assumed certain liabilities, including deposits and a premises lease, of a branch located in Norwich, New York. The purchase price was $50,000 (deposit premium) plus the book value cost of the personal property, $110,000. Deposits assumed were $4,264,000.

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

In April 2002, the Financial Accounting Standards Board issued Statement No.
145. "Rescission of Statements No.4, 44 and 64, Amendment of Statement No. 13". This statement requires that debt extinguishment no longer be classified as an extraordinary item because debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and for certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective as of May 15, 2002, and did not have a significant impact on the Corporation's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31,2002, and are not expected to have a significant impact on the Corporation's financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines the criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002, and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective October 1, 2002, and did not have a significant impact on the Corporation's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

We present the following discussion and analysis of the consolidated financial statements of the Corporation to provide insight into management's assessment of financial results. The Corporation's only subsidiary, Peoples National Bank provides financial services to individuals and businesses within the Bank's primary market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank also operates a branch in Norwich, New York. The Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Current performance does not guarantee and may not be indicative of similar performance in the future.



CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical information, this Report may be deemed to contain "forward looking" information. Examples of forward looking information may include, but are not limited to (a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. We can give no assurance that we will acheive the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and to other factors, which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.


CRITICAL ACCOUNTING POLICIES

Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Some of these policies are particularly sensitive requiring that management make significant judgements, estimates and assumptions. Additional information is contained on page 16 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the nine months ended September 30, 2002, decreased 3.13% to $3.438 million as compared to $3.549 million for the nine months ended September 30, 2001. Diluted earnings per share decreased 2.40% to $1.63 per share for the nine months ended September 30, 2002, from $1.67 per share for the nine months ended September 30, 2001. Net income for the three months ended September 30, 2002, increased 16.43% or $212 thousand to $1.502 million as compared to $1.290 million for the three months ended September 30, 2001. Diluted earnings per share increased 16.39% to $0.71 per share for the three months ended September 30, 2002, from $0.61 per share for the three months ended September 30, 2001. At September 30, 2002, the Company had total assets of $344.299 million, total loans of $214.656 million, and total deposits of $259.493 million.


FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2002, cash, federal funds sold, and deposits with other banks were $8.566 million as compared to $7.279 million at December 31, 2001. The increase over the nine months of 2002 has been due mainly to an increase in reserve requirements of the Federal Reserve Bank, which resulted in an increase of $618 thousand in reserve balances as of September 30, 2002, when compared to December 31, 2001.

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

Investments:

Investments were $105.691 million at September 30, 2002, increasing by $4.908 million from the December 31, 2001 total of $100.783 million. This increase is the result of an arbitrage the Bank entered into in which a $5 million, 10-year FHLB advance was matched against $5 million in 10-year municipal securities. The transaction was entered into in September 2002 for the purpose of locking in an attractive interest spread over the ten year term of the FHLB advance.

In the second quarter of 2002, the Company recognized an $850,000 impairment loss on its $1 million investment in a WorldCom Group bond. The carrying value of the bond is $150,000. WorldCom has declared bankruptcy and the ultimate collectibility of the carrying value is presently unknown.

The investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as separate component of stockholders' equity. The carrying value of investments as of September 30, 2002, included an unrealized gain of $3,084,000 reflected as accumulated other comprehensive income of $2,035,000 in shareholders' equity, net of deferred income taxes of $1,049,000. This compares to an unrealized gain of $812,000 at December 31, 2001 reflected as accumulated other comprehensive income of $536,000, net of deferred income taxes of 276,000.

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

Total short-term borrowings at September 30, 2002, were $11.316 million as compared to $21.338 million on December 31, 2001, showing a decrease of $10.022 million. This was due in large part to an increase in long-term borrowings at the Federal Home Loan Bank, which were $34.822 million at September 30, 2002, as compared to $20 million at December 31, 2001. The Bank has taken an additional $15 million in long term borrowings in the nine months ended September 30, 2002.

Loans:

The Bank's loan volume has continued to grow during the first nine months of 2002. The September 30, 2002, total was $214.656 million compared to the December 31, 2001 total of $191.913 million. This shows a growth of $22.743 million in the last nine-month period. The growth is the result of loan demand within the communities in which the Bank's branches operate, as well as commercial loan demand in those same areas.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort. Management continues its efforts to maintain strong underwriting standards for both commercial and consumer credit. The Bank's lending continues to consist primarily of retail lending which includes single family residential mortgages and other consumer lending. Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificate of deposits, and IRAs. During the nine-month period ended September 30, 2002, total deposits increased by $20.602 million to $259.493 million. On March 6, 2002, the Bank assumed deposits totaling $4.3 million through the acquisition of a branch in Norwich, New York.


Capital:

The adequacy of the Corporation's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2002, regulatory capital to total assets was 9.72% as compared to 9.89% on December 31, 2001. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the nine months ended September 30, 2002, the Company purchased 6,286 shares for the treasury at a total cost of $167,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company's Tier 1 capital to total risk weighted asset ratio was 14.19% and the total capital ratio to total risk weighted assets ratio was 15.02% at September 30, 2002. The Corporation is deemed to be well capitalized under regulatory standards.

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

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2002, totaled $27.908 million, which consisted of $18.634 million in unfunded commitments of existing loans, $8.569 million to grant new loans and $705 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company's interest sensitivity analysis as of September 30, 2002:

In thousands
                                                                           Maturity or Repricing In:
                                                 3          3-6        6-12          1-5      Over 5
                                               Months      Months     Months        Years      Years
                                               ------     -------     ------      -------    -------
RATE SENSITIVE ASSETS
Loans .....................................  $ 29,446   $  14,348   $ 25,402     $ 96,930   $ 48,530
Securities ................................     9,759       2,091      5,756       57,107     35,262
                                               ------     -------     ------      -------    -------
Total Rate Sensitive Assets ...............    39,205      16,439     31,158      154,037     83,792
                                               ------     -------     ------      -------    -------
Cummulative Rate Sensitive Assets .........  $ 39,205   $  55,644   $ 86,802     $240,839   $324,631
                                               ------     -------     ------      -------    -------
RATE SENSITIVE LIABILITIES
Interest Bearing Checking .................       756         756      1,512       12,097     10,081
Money Market Deposits .....................     1,053       1,053      2,106       16,849     14,041
Regular Savings ...........................     2,567       1,666      3,330       26,636     22,197
CDs and IRAs ..............................    17,210      13,952     28,354       56,509      1,653
Short-term Borrowings .....................    11,316           0          0            0          0
Long-term Borrowings ......................         0           0     15,000       19,822
                                               ------     -------     ------      -------    -------
Total Rate Sensitive Liabilities ..........  $ 32,902   $  17,427   $ 35,302     $127,091   $ 67,794
                                               ------     -------     ------      -------    -------
Cummulative Rate Sensitive Liabilities ....  $ 32,902   $  50,329   $ 85,631     $212,722   $280,516
                                               ------     -------     ------      -------    -------
Period Gap ................................     6,303        (988)    (4,144)     26,946     15,998
Cummulative Gap ...........................     6,303       5,315      1,171      28,117     44,115
Cummulative RSA to RSL ....................    119.16%    110.56%     101.37%     113.22%    115.73%
Cummulative Gap to Total Assets ...........      1.97%      1.66%       0.37%       8.78%     13.77%

RESULTS OF OPERATIONS

Net Interest Income:

For the nine months ended September 30, 2002, total interest income decreased by $329,000 or 2.10%, to $15.346 million as compared to $15.675 million for the nine months ended September 30, 2001. This decrease was primarily due to the decrease in yield on earning assets, which decreased to 6.72% as compared to 7.49% for the first nine months of 2001 offset by an increase in average earning assets. Average earning assets increased to $305.610 million as of September 30, 2002, as compared to $279.921 million as of September 30, 2001

Total interest income was $5.199 million for the three-month period ended September 30, 2002, compared to $ 5.287 million for the comparable period in 2001. These results are comparable to the year-to-date amount.

Total interest expense decreased by $1.391 million or 18.04% to $6.318 million for the nine months ended September 30, 2002, from $7.709 million for the nine months ended September 30, 2001. This decrease was attributable to the decrease in the cost of funds, which decreased to 3.31% as compared to 4.44% for the first nine months of 2001 offset by an increase in interest-bearing liabilities. Average interest-bearing liabilities increased to $255.441 million as of September 30, 2002, as compared to $232.221 million as of September 30, 2001.

Total interest expense was $2.023 million for the three month period ended September 30, 2002, compared to $2.503 million for the comparable three month period in 2001, a reduction of $480 thousand between the compared quarters. Again, these results are comparable to the year-to-date amounts.

The increase in the net interest income for the three and nine month periods ended September 30, 2002, when compared to the same periods in 2001, can be primarily attributed to the down turn in interest rates affecting us on the liability side and the increase in volume in loans on the asset side. Net interest income for the first nine months of 2002 was $9.028 million compared to $7.966 million for the first nine months of 2001. This was an increase of $1.062 million or 13.33%.

The Bank's net interest spread increased to 3.41% for the first nine months of 2002 from 3.05% for the first nine months of 2001. The net interest margin increased to 3.96% from 3.80% for the nine-month periods ended September 30, 2002, and 2001, respectively. Although there was an increase in the volume of interest-earning assets and interest-bearing liabilities, the increases in net interest spread and the net interest margin, respectively, for the first nine months of 2002 were the result of a decline in interest rates, which impacted interest expense to a greater extent than interest income.

Provision for Loan Loss:

The provision for loan loss for the nine-month period ending September 30, 2002, showed an increase of $100 thousand from the comparable period in 2001. During 2002, the provision total was $120 thousand as compared to $20 thousand in 2001. Monthly increases to the provision for loan losses were not booked from February 2001 through December 2001. The booking of the provision was continued in March 2002. This decision was based on loan loss calculations and allocations performed by the loan department.

The provision for loan losses was $60 thousand for the three months ended September 30, 2002, compared to no provision for the three months ended September 30, 2001.

Management believes that the Bank's loan growth continues to be strong. One of the Bank's goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank's lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the nine-month period ended September 30, 2002, charge-offs totaled $90,000 while net charge-offs totaled $40,000 as compared to $85,000 and $47,000 respectively for the same nine-month period in 2001. Collection efforts are an area in which the Bank strives to improve on an ongoing basis. The results of which are lower net charge-offs.

In the three-month period ended September 30, 2002, charge-offs totaled $46,000 compared to $35,000 for the same period in 2001. Net charge-offs were $13,000 and $28,000 respectively.

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



Other Income:

Total Other Income decreased 47.45% or $604 thousand to $669 thousand for the nine-month period ended September 30, 2002, from $1.273 million for the same period in 2001. Total Other Income increased 9.49% or $76 thousand to $548 thousand for the three-month period ended September 30, 2002, from $472 thousand for the three-month period ended September 30, 2001.

The decrease in Total Other Income year-to-date September 30, 2002, is due to the $850 thousand charge for the impairment of a security within the Bank's investment portfolio as described in Footnote 4 to the September 30, 2002, interim financial statements. This occurred during the second quarter of 2002.


Other Income, excluding securities gains and losses, was $1.371 million for the nine-month period ended September 30, 2002, compared to $1.228 million for the same period in 2001. This is an increase of $143 thousand or 11.64%. For the three-month period ended September 30, 2002, Other Income, excluding securities gains and losses, was $482 thousand compared to $456 thousand for the same period in 2001. This is an increase of $26 thousand or 3.37%.

Customer Service Fees increased 4.69% or $39 thousand to $870 thousand for the nine-month period ended September 30, 2002, from $831 thousand for the same period in 2001. Customer Service Fees increased 10.21% or $29 thousand to $313 thousand for the three-month period ended September 30, 2002, compared to $284 thousand for the three-month period ended September 30, 2001. This is due to more aggressive overdraft collection and retention efforts on behalf of Bank staff.

Other Operating Income increased 26.20% or $104 thousand to $501 thousand for the nine-month period ended September 30, 2002, from $397 thousand for the same period in 2001. The most notable components of the increase to Other Operating Income are the income from Bank Owned Life Insurance (BOLI) which is up $88 thousand when comparing the nine months ended September 30, 2002, to September 30, 2001, and the income from the Community Bank Insurance Agency (CBIA) which is up $10,000 when comparing the nine months ended September 30, 2002, to September 30, 2001. The BOLI was new as of July 2001 and the CBIA is new in 2002. Other Operating Income decreased 1.74% or $3 thousand to $169 thousand for the three-month period ended September 30, 2002, compared to $172 thousand for the three-month period ended September 30, 2001.

Other Operating Expenses

Total Other Expenses increased 13.56% or $609 thousand to $5.101 million for the nine-month period ended September 30, 2002, from $4.492 million for the same period in 2001. Total Other Expenses increased 8.49% or $129 thousand to $1.649 million for the three-month period ended September 30, 2002, from $1.520 million for the same period in 2001.

Salaries and Benefits expenses increased 10.30% or $230 thousand to $2.463 million for the nine-month period ended September 30, 2002, from $2.233 million for the same period in 2001. Salaries and Benefits expenses increased 17.05% or $127 thousand to $872 thousand for the three-month period ended September 30, 2002, from $745 thousand for the same period in 2001.

Salary increases from 2001 to 2002 are partly responsible for this increase, as well as the addition of a sales position in 2002. Also included in the increase is a 7.40% increase in health insurance premiums which started in June of 2002.

Occupancy expenses increased 36.87% or $80 thousand to $297 thousand for the nine-month period ended September 30, 2002, from $217 thousand for the same period in 2001. Occupancy expenses increased 36.00% or $27 thousand to $102 thousand for the three-month period ended September 30, 2002, from $75 thousand for the same period in 2001. New in 2002 is the lease of the Norwich office, as described in Footnote 5 to the September 30, 2002, interim financial statements. Also included in the increase is the depreciation expense taken for building improvements implemented at the Bank's Tunkhannock branch. The improvements cost $195 thousand and were booked in April of 2002.

Other expenses increased by 26.52% or $262 thousand to $1.250 million for the nine-month period ended September 30, 2002, from $988 thousand for he same period in 2001. Other expenses decreased 2.99% or $10 thousand to $325 thousand for the three-month period ended September 30, 2002, from $335 thousand for the same period in 2001.

The largest increase in other expenses when comparing the nine-months ended September 30, 2002 and 2001 are as follows: stationary, print and supplies are up $30 thousand or 33.79%, Donations are up $21 thousand or 63.98%, Phone expense is up $13 thousand or 35.09%, Insurance expense is up $10 thousand or 32.00%, and Promotions are up $17 thousand or 70.08%. The increase in Donations includes an ORE property which was gifted to a local charity in January 2002 in the amount of $17 thousand. Promotion expense includes $10 thousand for special calendars handed out at branch offices. Also included in other expenses for 2002 is $158 thousand provision for possible losses on the alleged fraud on the sale of securities by Bentley Financial Services, Inc. recorded in the first quarter of 2002.



Income Tax Provision

The Income Tax Provision decreased 11.88% or $140 thousand to $1.038 million for the nine-month period ended September 30, 2002, from $1.178 million for the same period in 2001. The Income Tax Provision increased 15.02% or $67 thousand to $513 thousand for the three-month period ended September 30, 2002, from $446 thousand for the same period in 2001.

The decrease year-to-date is the result of the $850 thousand charge for the impairment of a security within the Bank's investment portfolio as described in Footnote 4 to the September 30, 2002, interim financial statements. This occurred during the second quarter of 2002.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Fed Funds rate has remained the same for the third quarter of 2002. As of September 30, 2002, the Bank is currently showing sensitivity to downward rate shift scenarios. Based on discussions, this scenario seemed unlikely. The model simulation used by the Bank's ALCO shows a possible increase in net interest income of 0.09% or $11,000 in a +200 basis point rate shock and a decrease of 0.11% or $14,000 is shown in the model at a -200 basis point rate shock when interest rate sensitivity is performed through December 2002. When testing is extended through December 2003, an upward shock of 200 basis points results in an increase in net interest income of 6.69% or $854,000 while a downward shock of 200 basis points results in a decrease in net interest income of 11.61% or $1,480,000. The net interest income risk position of the Bank remains within the guidelines established by the Bank's asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2001 for further discussion of this matter.

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

         The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b)      Changes in internal controls.

         The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

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

         None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits required by Item 601 of Regulation  S-K:
          (3.1) Articles of Incorporation of Peoples Financial Services Corp.* (3.2) Bylaws of Peoples Financial Service Corp. as amended **
         (10.1) Agreement dated January 14, 1997, between John W. Ord and
                Peoples Financial Services Corp. *
         (10.2) Excess Benefit Plan dated January 14, 1992, for John W. Ord * (10.4) Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*
           (11) The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned "Earnings Per Common Share" filed as part of Item 8 of this report.
           (99) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of both the Principal Executive Officer and the Principal Financial Officer

                           * Incorporated by reference to the Corporation's Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998

                           ** Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange Commission on April 20, 2001

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

                Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on July 8, 2002, previously submitted as Exhibit 99, regarding Second Quarter Earnings and WorldCom Investments.

                Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on July 11, 2002, previously submitted as Exhibit 99, regarding Six Month Earnings and Dividend Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP





By/s/John W. Ord
John W. Ord, President/CEO




By/s/ Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/COO

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 81 U.S.C. SECTION 1350

I, John W. Ord, certify that:

1. I have reviewed this quarterly report on Form l0-Q of Peoples Financial Services Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




By/s/    John W. Ord
         Chief Executive Officer & President

Date:  November 13, 2002

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
                           PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 81 U.S.C. SECTION 1350


I, Debra E. Dissinger, certify that:

1. I have reviewed this quarterly report on Form l0-Q of Peoples Financial Services Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



By/s/    Debra E. Dissinger
         Executive Vice President

Date:    November 13, 2002

EXHIBIT INDEX

ITEM NUMBER             DESCRIPTION                                     PAGE
99.1                    Sarbanes-Oxley Act of 2002 Section 906          25
                        Certification of Chirf Executive Officer

99.2                    Sarbanes-Oxley Act of 2002 Section 906          26
                        Certification of Chirf Financial Officer

                                  Exhibit 99.1

                           CEETIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                                  AS ADDED BY
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:
        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.




By/s/    John W. Ord
         Chief Executive Officer & President

Date:  November 13, 2002

 Exhibit 99.2

                           CEETIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                                  AS ADDED BY
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:
        1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.




By/s/    Debra E. Dissinger
         Executive Vice President

Date:    November 13, 2002