Form 10-K
period 2002-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2003-03-24
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002,
                                                                                                         or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 0-23863

PEOPLES FINANCIAL SERVICES CORP.
(Exact Name of Registrant as Specified in its Charter)
PENNSYLVANIA	23-2931852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

50 MAIN STREET, HALLSTEAD, PA	18822
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code      (570) 879-2175

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      COMMON STOCK ($2 Par Value)
(Title Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. Yes _____ No X

The aggregate market value of voting stock held by non-affiliates of the registrant is $ 62,840,320

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held be executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on February 28, 2003. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2002	COMMON STOCK ($2 Par Value)	2,100,000
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3-17
	Item 2	Properties	18
	Item 3	Legal Proceedings	19
	Item 4	Submission of Matters to a Vote of Security Holders	20
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder	20
		Matters
	Item 6	Selected Financial Data	21
	Item 7	Management's Discussion and Analysis of Financial Condition and	22-45
		Results of Operation
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 8	Financial Statements and Supplementary Data	46
		Independent Auditor's Report	47
		Consolidated Balance Sheets	48
		Consolidated Statements of Income	49
		Consolidated Statements of Stockholders' Equity	50
		Consolidated Statements of Cash Flows	51-52
		Notes to Consolidated Financial Statements	53-75
	Item 9	Changes and Disagreements with Accountants on Accounting and	76
		Financial Disclosure
Part III
	Item 10	Directors and Executive Officers of the Registrant	76
	Item 11	Executive Compensation	76
	Item 12	Security Ownership of Certain Beneficial Owners and Management	76
	Item 13	Certain Relationships and Related Transactions	76
	Item 14	Controls and Procedures	76
Part IV
	Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	77

PART I

ITEM 1        BUSINESS

BRIEF HISTORY

Peoples Financial Services Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank (“PNB” or the “Bank”). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank. PNB is currently in its 97th year of operation.

OPERATING SEGMENTS

The company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included at page 57 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

SUPERVISION AND REGULATION

The company and PNB are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in law and regulation may have a material effect on the business and prospects of the company and PNB.

The company is a bank holding company within the meaning of the Bank Holding company Act of 1956, as amended, and is subject to regulation, supervision, and examination by the Federal Reserve Bank (“FRB”). The company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of the company.

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

The company’s banking subsidiary is a federally chartered national banking association regulated by the Office of the Comptroller of the Currency (“OCC”). The OCC may prohibit the institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law; regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

Enforcement actions may include:

• the appointment of a conservator or receiver,
•     the issuance of a cease and desist order,
•     the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties,
•     the issuance of directives to increase capital,
•     the issuance of formal and informal agreements,
•     the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and
• the enforcement of any such mechanisms through restraining orders or any other court actions.

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

Limitations on Dividends and Other Payments
The company’s current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, PNB. Both federal and state laws impose restrictions on the ability of the company to pay dividends. The FRB has issued a policy statement that provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. Under the National Bank Act, a national bank such as PNB, may pay dividends only out of the current year’s net profits and the net profits of the last two years. In addition to these specific restrictions, bank regulatory agencies in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions:

• on extensions of credit to the bank holding company or its subsidiaries, • on investments in their securities, and • on the use of their securities as collateral for loans to any borrower.

These regulations and restrictions may limit the company’s ability to obtain funds from PNB for its cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, PNB may not generally require a customer to obtain other services from itself or the company, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

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

• The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation.
•      The second tier provides for civil penalties of up to $25,000 per day if more than a minimal loss or a pattern is involved.
•      Finally, civil penalties of up to $1 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit.

Criminal penalties are increased to $1 million per violation and may be up to $5 million for continuing violations or for the actual amount of gain or loss. These penalties may be combined with prison sentences of up to five years.

FDICIA        (Federal Deposit Insurance Corporation Improvement Act of 1991)
In December 1991, Congress enacted FDICIA which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things,

• publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants,
•     the establishment of uniform accounting standards by federal banking agencies,
•     the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital,
•     additional grounds for the appointment of a conservator or receiver, and
•     restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories:

• "well capitalized," • "adequately capitalized," • "under capitalized," • "significantly undercapitalized," and • "critically undercapitalized."

PNB is currently classified as “well capitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Under FDICIA each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering:

• internal controls, • information systems and internal audit systems, • loan documentation, • credit underwriting, • interest rate exposure, • asset growth, and • compensation fees and benefits.

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

Risk-Based Capital Requirements
The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.

• "Tier 1", or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.
•    "Tier 2", or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2002, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 14.43% and its ratio of total capital to risk- weighted assets stood at 15.26%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2002, the company’s leverage capital ratio was 9.91%.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

• limitations on its ability to pay dividends,
•    the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to under capitalized institutions.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of PNB to grow and could restrict the amount of profits, if any, available for the payment of dividends to the company.

Interest Rate Risk
In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk (“IRR”) exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s IRR management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. PNB has internal IRR models that are used to measure and monitor IRR. In addition, an outside source also assesses IRR using its model on a quarterly basis. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the company does not expect the IRR evaluation in the agencies’ capital guidelines to result in significant changes in capital requirements for PNB.

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The PNB assessment for 2002 was $41,810. These figures can be compared to FDIC assessments in 2001 of $42,947 and in 2000 of $44,063. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2002 was $ 0.0170 for each $100 of BIF deposits.

Community Reinvestment Act
The Community Reinvestment Act of 1977, (the CRA) is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based on twelve assessment factors.

The CRA regulations were completely revised as of July 1, 1995, (the revised CRA regulation) to establish new performance-based standards for use in examining for compliance.

The Bank had its last CRA compliance examination in 2002 and received a “satisfactory” rating.

Concentration
Payment risk is a function of the economic climate in which the Bank’s lending activities are conducted. Economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. The Bank attempts to minimize this risk by avoiding loan concentrations to a single customer or to a small group of customers whose loss would have a materially adverse effect on the financial condition of the Bank.

Monetary Policy
The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB’s regulation of the money supply. Various methods employed by the FRB are

• open market operations in United States Government securities, • changes in the discount rate on member bank borrowings, • and changes in reserve requirements against member bank deposits.

These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

RECENT LEGISLATION

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and 1aw enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation
In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financia1 subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Registrant faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Registrant has.

Sarbanes-Oxley Act of 2002
        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by thc SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

• audit committees for all reporting companies;
•    certification of financial statements by the chief executive officer and the chief financial officer;
•    the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors
     and senior officers in the twelve month period following initial publication of any financial statements that later require      restatement;
•    a prohibition on insider trading during pension plan black out periods;
•    disclosure of off-balance sheet transactions;
•    a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;
•    disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
•    "real time"' filing of periodic reports;
•    the formulation of a public accounting oversight board;
•    auditor independence; and
• various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in thc same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The company is considered to be an affiliate of the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

• to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with anyone affiliate; and
• to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

• a loan or extension of credit to an affiliate;
•    a purchase of, or an investment in, securities issued by an affiliate;
•    a purchase of assets from an affiliate, with some exceptions;
•    the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
• the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

• a bank, and its subsidiaries may not purchase a low-quality asset from an affiliate;
•    covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices, and
•    with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

Legislation and Regulatory Changes
From time to time, legislation is enacted that effects the cost of doing business or limits the activities of a financial institution. We cannot predict the likelihood of any major changes or the impact those changes may have on the company.

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

In March of 2002, a supermarket branch bank was purchased from Mohawk Community Bank. The branch is located in Norwich, Chenango County, New York. This office is approximately 55 miles from Hallstead and this factor, along with high lease payments and lack of growth opportunities for our Bank in that area, caused the Bank to reassess its decision. Notice was given in December of 2002 to close the office, effective March 31, 2003.

A decision was made to apply for permission to establish a branch office in New York but closer to Hallstead. Property was purchased in Conklin, New York, approximately 10 miles from Hallstead. Permission to establish a branch was approved and the Conklin office will be operational in March of 2003. PNB purchased property in Deposit, New York, on December 12, 2002. At this time regulatory approval to establish a branch at this location is still pending. With a presence in New York, the Bank will be better able to serve its present customers as well as add new customers. However, the market areas will be substantially the same.

The PNB market area is situated between:

• the city of Binghamton, Broome County, New York, located to the north
•    the city of Scranton, Lackawanna County, Pennsylvania, to the south, and
• Wilkes-Barre, Luzerne County, Pennsylvania, to the southwest.

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

Our offices are located in counties that would be considered sparsely populated as they are made up of many small towns and villages. The latest population figures show Susquehanna County at approximately 42,000 and Wyoming County at approximately 30,000 residents. Both counties are experiencing growth, but not robust growth. Broome County has approximately 208,000 residents and the Town of Conklin has approximately 7,000 residents. The economy of Broome County has overall been hit hard and has lost many manufacturing jobs in the past ten years. This trend continues. Fortunately, the new employment centers are in the Town of Conklin and the neighboring Town of Kirkwood. Both towns border Susquehanna County, Pennsylvania. Interstate 81 runs north and south through the eastern half of Susquehanna County and has brought an influx of people from New Jersey and the Philadelphia area. These people have purchased homes and land to build homes that are used as vacation/recreation retreats and, quite often, become retirement homes.

BUSINESS

Lending Activities
PNB provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in its market areas. Substantially all of PNB’s loans are to customers located within its service areas. PNB has no foreign loans or highly leveraged transaction loans, as defined by the FRB. Substantially all of the loans in PNB’s portfolio have been originated by PNB. Policies adopted by the Board of Directors are the basis by which PNB conducts its lending activities. These loan policies grant individual lending officers authority to make secured and unsecured loans in specific dollar amounts. Larger loans must be approved by senior officers or by the Board of Directors. PNB’s management information systems and loan review policies are designed to monitor lending sufficiently to ensure adherence to PNB’s loan policies.

        The commercial loans offered by PNB include

• commercial real estate loans, • working capital, • equipment and other commercial loans, • construction loans, • SBA guaranteed loans, and • agricultural loans.

PNB’s commercial real estate loans are used to provide financing for retail operations, manufacturing operations, farming operations, multi-family housing units, and churches. Commercial real estate secured loans are generally written for a term of 15 years or less or amortized over a longer period with balloon payments at shorter intervals. Personal guarantees are obtained on nearly all commercial loans. Credit analysis, loan review, and an effective collections process are also used to minimize any potential losses. PNB employs three full-time commercial lending officers. These three people are augmented by branch managers who are authorized to make smaller, less complex, commercial loans.

Payment risk is a function of the economic climate in which PNB’s lending activities are conducted; economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. PNB attempts to minimize this risk by avoiding concentrations of credit to single borrowers or borrowers in a particular industry. Interest rate risk would occur if PNB were to make loans at fixed rates in an environment in which rates were rising thereby preventing PNB from making loans at the higher prevailing rates. PNB attempts to mitigate this risk by making adjustable rate commercial loans and, when extending fixed rate commercial loans, fixing loan maturities at five years or less. Finally, collateral risk can occur if PNB’s position in collateral taken as security for loan repayment is not adequately secured. PNB attempts to minimize collateral risk by avoiding loan concentrations to particular borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans.

Consumer loans offered by PNB include:

• residential real estate loans,
•    automobile loans,
•    manufactured housing loans,
•    personal installment loans secured and unsecured for almost any purpose,
•    student loans, and
• home equity loans (fixed-rate term and open ended revolving lines of credit).

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

Residential mortgage products include adjustable-rate as well as conventional fixed-rate loans. Terms vary from 1, 5, 7 and 10-year adjustable rate loans to 5, 10, 15, 20, and 30-year fully amortized fixed rate loans. Bi-weekly payment plans are also available. Personal secured and unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy customers. The largest segment of PNB’s installment loan portfolio is fixed-rate loans. Most are secured either by automobiles, motorcycles, snowmobiles, boats, other personal property, or by liens filed against real estate. These loans are generally available in terms of up to 15 years with automobile loans having maturities of up to 60 months and real estate loans having maturities up to 15 years. Loans secured by other collateral usually require a maturity of less than 60 months. Home equity products include both fixed-rate term products and also an open-end revolving line of credit with a maximum loan-to-value ratio of 80% of current appraisal. A special MGIC program now offered through the Bank, allows for loans of up to 100% of the appreciated value for qualified applicants. Credit checks, credit scoring, and debt-to-income ratios within preset parameters are used to qualify borrowers.

Mortgage loans have historically had a longer average life than commercial or consumer loans. Accordingly, payment and interest rate risks are greater in some respects with mortgage loans than with commercial or consumer lending. Deposits, which are used as the primary source to fund mortgage lending, tend to be of shorter duration than the average maturities on residential mortgage loans and are more susceptible to interest rate changes. Historical records indicate that our mortgage loans, no matter what maturity, have an average life of less than seven years. However, at the present time, we are not selling mortgages in the secondary market although we do write terms with fixed rates as long as 30 years. The 30-year fixed rate product is payable bi-weekly and therefore, reduces the final maturity to approximately 23 years. Mortgages are also written with adjustable rates. Mortgage lending is also subject to economic downturns, in that increases in unemployment could adversely affect the ability of borrowers to repay mortgage loans and decreases in property values could affect the value of the real estate serving as collateral for the loan.

Low interest rates and a more aggressive posture allowed the good growth in loans in 2002 to continue with an increase of over 14% from the year ended 2001. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

Loan Approval
Individual loan authorities are established by PNB’s Board of Directors upon recommendation by the senior credit officer. In establishing an individual’s loan authority, the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The President of PNB has the authority to approve loans up to $500,000 following an analysis and review by loan administration and a written recommendation by the Chief Credit Officer. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers loan committee. All loan requests which are either complex in nature or exceed $500,000 must be analyzed and reviewed by loan administration and presented with a recommendation to the full Board of Directors for approval or denial.

PNB generally requires that loans secured by first mortgages or real estate have loan-to-value ratios within specified limits, ranging from 75% for loans secured by raw land to 80% for improved property, with the exception of secondary market programs which allow loan-to-value ratios as high as 100%. In addition, in some instances for qualified borrowers, private mortgage insurance is available for purchase that allows loan-to-value ratios to go as high as 100%. PNB also participates in a guaranteed mortgage insurance program. This allows PNB to make loans secured by second mortgages on real estate up to 100% of the value of the property. Adjustable rate mortgage products, as well as conventional fixed-rate products, are also available at PNB.

Deposit Activities
PNB also offers a full range of deposit and personal banking services insured by the FDIC, including commercial checking and small business checking products, cash management services, retirement accounts such as Individual Retirement Accounts (“IRA”), retail deposit services such as certificates of deposit, money market accounts, saving accounts, a variety of checking account products, automated teller machines (“ATM’s”), point of sale and other electronic services such as automated clearing house (“ACH”) originations, and other personal miscellaneous services. These miscellaneous services would include

• safe deposit boxes,
•    night depository services,
•    traveler’s checks,
•    merchant credit cards,
•    direct deposit of payroll and other checks,
•    U.S. Savings Bonds,
•    official bank checks, and
• money orders.

The principal sources of funds for PNB are core deposits that include demand deposits, interest bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. These deposits are solicited from individuals, businesses, non-profit entities, and government authorities. Substantially all of PNB’s deposits are from the local market areas surrounding each of its offices.

Investment Products
In 1999, PNB entered into an agreement with T.H.E. Financial Services to hire a joint employee to sell investment products. An agent was hired and has an office located in the Bank’s Hallstead Plaza building.

Insurance Products
In April of 2001, PNB purchased an equity interest in Community Bankers Insurance Agency. This investment gives the Bank a referral avenue to provide insurance, broadening our available lines of financial services

Investment Portfolio and Activities
PNB’s investment portfolio has several objectives.

• A key objective is to provide a balance in PNB's asset mix of loans and investments consistent with its liability structure, and to assist in management of interest rate risk. The investments augment PNB's capital position in the risk-based capital formula, providing the necessary liquidity to meet fluctuations in credit demands of the community and also fluctuations in deposit levels.
•    In addition, the portfolio provides collateral for pledging against public funds, and a reasonable allowance for control of tax liabilities.
• Finally, the investment portfolio is designed to provide income for PNB.

In view of the above objectives, the portfolio is treated conservatively by management and only securities that pass those criteria are purchased.

Competition
PNB operates in a fairly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, and finance and mortgage companies. Some of these competitors possess substantially greater financial resources than those available to PNB. Also, certain of these institutions have significantly higher lending limits than PNB and may provide various services for their customers, such as trust services, that are not presently available at PNB.

Financial institutions generally compete on the basis of rates and service. PNB is subject to increasing competition from credit unions, finance companies, and mortgage companies that may not be subject to the same regulatory restrictions and taxations as commercial banks.

PNB will seek to remain competitive with interest rates that it charges on its loans and offers on deposits. It also believes that its success has been, and will continue to be, due to its emphasis on community involvement, customer services, and relationships. With consolidation continuing in the financial industry, and particularly in PNB’s markets, smaller profitable banks are gaining opportunities where larger institutions exit markets that are only marginally profitable for them.

The financial services industry in the company’s service area is extremely competitive. The company’s competitors within its service area include banks and bank holding companies with substantially greater resources. Many competitors have substantially higher legal lending limits.

In addition, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing companies, finance companies, and other financial services companies offer products and services similar to those offered by the company and PNB, on competitive terms.

Many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which gives them a broader range of products with which we must compete. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

SEASONALITY

Management does not feel that the deposits or the business of PNB in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

SIGNIFICANT ACCOUNTING POLICIES

Disclosure of the company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located in Note 4 to the Consolidated Financial Statements.

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

STATISTICAL DISCLOURES

The following statistical disclosures are included in Management’s Discussion and Analysis, Item 8 hereof, and are incorporated by reference in this Item 1:

• Interest Rate Sensitivity Analysis.
•    Interest Income and Expense, Volume and Rate Analysis.
•    Investment Portfolio.
•    Loan Maturity and Interest Rate Sensitivity.
•    Loan Portfolio.
•    Allocation of Allowance for Loan Losses.
•    Deposits.
• Short-Term Borrowings.

ITEM 2        PROPERTIES

PNB has four full-service banking offices in Susquehanna County that are located in:

• Borough of Susquehanna Depot, • Hallstead Plaza, Great Bend Township, • Borough of Hop Bottom, • Montrose office in Bridgewater Township.

PNB’s presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which reopened in 1992 until the purchase of the two Mellon offices in 1997. The Wyoming County locations are:

• Borough of Nicholson, • Meshoppen Township, • Tunkhannock Borough

The administrative/operations office of the company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following departments are located at that office:

• commercial, mortgage and consumer lending operations, • executive offices, • marketing department, • human resources office, • deposit account support services, • data processing services

The Bank has an office located in the Price Chopper Super Market in Norwich, Chenango County, New York. This office was purchased from Mohawk Community Bank, Amsterdam, New York, in March of 2002. A decision was made to close this office effective March 31, 2003, because of distance from Hallstead, high lease payments, and lack of growth opportunity for our Bank.

Subsequently, real estate was purchased in Conklin, New York, approximately 10 miles from Hallstead. Regulators approved permission to establish an office at that site and it will be operational in March of 2003.

Also, on December 12, 2002, property was purchased at 108 Second Street, Town of Sanford, Village of Deposit, Broome County, New York. At the time of this report, the Bank has not received regulatory approval to locate a branch at this location.

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

ITEM 3        LEGAL PROCEEDINGS

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. alleging fraud in the sales of securities to financial institutions. Specifically, the Commission alleged that the defendants were representing to investors that they were selling bank-issued, federally insured certificates of deposit when they were actually selling uninsured securities issued by the defendants. The Commission alleged that the defendants have violated the broker-dealer registration and the antifraud provisions of the federal securities laws. The Commission’s action seeks permanent injunctions prohibiting future violations of these provisions and others, disgorgement of the defendants’ ill-gotten gains plus prejudgment interest, and civil penalties against each defendant. Additionally, the Commission’s action sought emergency injunctive and equitable relief consisting principally of a temporary restraining order, an order freezing each defendant’s assets and an order appointing a receiver. The Court granted the Commission’s request on October 24, 2001 for a temporary restraining order and, on November 7, 2001, appointed a receiver for Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. (collectively the Bentley Receivership Entities). The receiver obtained control of all investments and assets of the Bentley Receivership Entities. Peoples regularly invested through Entrust Group for certificates of deposit that the company had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2002, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information, management estimates the loss to be approximately $297,000, which has been charged against operations for the years ended December 31, 2001 and 2002 in the amounts of $139,000 and $158,000, respectively, and the asset has been written down to $1,683,000. Since the ultimate resolution of this matter is presently unknown, it is reasonably possible that the loss estimate could change and the change could be material. The $1,683,000 net claim with the receiver is included in other assets on the consolidated balance sheet of the company as of December 31, 2002.

The nature of the company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no other legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the company at this time.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

The company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The company’s Common Stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of RBC Dain Rauscher from Lancaster, Pennsylvania, and Ferris, Baker Watts, Incorporated from Baltimore, Maryland, make a limited market in the company’s Common Stock. The company and previously the Bank has continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2002, there were 52,770 outstanding options to purchase the company’s common stock. See Note 9 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2002, was $18.25 and on December 31, 2001, it was $16.03. As of December 31, 2002, the company had approximately 836 shareholders of record. At such date, 2,100,000 shares of Common Stock were outstanding.

The following table reflects high bid and low asked prices for shares of the company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK

	2002			2001
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$ 26.00	$ 26.50	$ 0.21	$ 24.00	$ 24.00	$ 0.17
Second Quarter	$ 26.50	$ 27.50	$ 0.22	$ 24.00	$ 24.25	$ 0.17
Third Quarter	$ 27.50	$ 28.50	$ 0.22	$ 24.25	$ 25.38	$ 0.19
Fourth Quarter	$ 28.50	$ 30.00	$ 0.23	$ 25.38	$ 26.00	$ 0.19

The following table discloses the number of outstanding options, warrants and rights granted by the corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) *
Equity compensation plans approved by stockholders	52,770	$ 24.99	72,230
Equity compensation plans not approved by stockholders	0	0	0
Total	52,770	$ 24.99	72,230

* Securities for future issuance are not registered and are issued at the discretion of the Board of Directors on an annual basis.

ITEM 6        SELECTED FINANCIAL DATA

Consolidated Financial Highlights	December
Unaudited	2002	2001	2000	1999	1998
Performance	(In Thousands, except Per Share Data)
Net Income	$ 5,015	$ 4,836	$ 3,905	$ 3,787	$ 3,405
Return of Average Assets	1.52%	1.62%	1.42%	1.49%	1.45%
Return on Average Equity	14.30%	15.15%	14.28%	14.27%	13.23%
Shareholders' Value
Earnings per Share, Baisc	$ 2.39	$ 2.28	$ 1.80	$ 1.74	$ 1.56
Earnings per Share, Diluted	$ 2.38	$ 2.28	$ 1.80	$ 1.74	$ 1.56
Dividends	$ 0.88	$ 0.72	$ 0.62	$ 0.52	$ 0.46
Book Value	$ 18.25	$ 16.03	$ 14.31	$ 12.36	$ 12.42
Market Value	$ 30.00	$ 26.00	$ 24.00	$ 27.00	$ 25.50
Market Value/Book Value Ratio	164.38%	162.20%	167.71%	218.44%	205.31%
Price Earnings Multiple	12.57 x	11.40 x	13.33 x	15.52 x	16.35 x
Dividend Payout Ratio	36.89%	31.62%	35.15%	29.82%	29.23%
Dividend Yield	3.03%	2.77%	2.58%	1.93%	1.80%
Safety and Soundness
Stockholders' Equity/Asset Ratio	11.05%	10.70%	10.71%	10.26%	10.94%
Allowance for Loan Loss as a Percent of Loans	0.87%	0.94%	1.11%	1.15%	1.21%
Net Charge Offs/Total Loans	0.028%	0.063%	0.045%	0.129%	0.110%
Allowance for Loan Loss/Nonaccrual Loans	567.45%	383.67%	464.44%	985.61%	331.88%
Allowance for Loan Loss/Non-performing Loans	367.87%	306.28%	381.43%	655.22%	324.43%
Balance Sheet Highlights
Total Assets	$346,842	$315,347	$287,625	$261,319	$247,202
Total Investments	105,972	100,783	99,678	92,066	93,175
Net Loans	219,258	191,913	170,262	150,630	139,536
Allowance for Loan Losses	1,935	1,816	1,918	1,756	1,713
Short-term Borrowings	13,113	21,338	7,245	5,851	4,032
Long-term Borrowings	34,744	20,000	17,500	12,000	5,000
Total Deposits	259,187	238,891	230,739	215,424	209,881
Stockholders' Equity	$ 38,323	$ 33,754	$ 30,852	$ 26,810	$ 27,046

ITEM 7        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

This consolidated review and analysis of Peoples Financial Services Corp. (the company) is intended to assist the reader in evaluating the company’s performance for the years ending December 2002, 2001, and 2000. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the company. The company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates seven full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, Pennsylvania. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. The Bank also operates one super market branch located in the Price Chopper in Norwich, Chenango County, New York. Principal market areas are Susquehanna and Wyoming Counties in Pennsylvania and the bordering areas of those counties. As of December 31, 2002, the Bank employed 89 full-time employees and 19 part-time employees.

Forward Looking Statements
When used in this discussion, the words “believes”, “anticipates”, “contemplated”, “expects”, or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Critical Accounting Policies
Note 1 to the company’s consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the bank and its results of operations.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the bank to make estimates and assumptions. The bank believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the bank’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the bank’s borrowers, subjecting the bank to significant volatility of earnings.

The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provision for loan losses are made to reserve for estimated probable losses on loans. The allowance for loan losses is a significant estimate and is regularly evaluated by the bank for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates of assumptions could produce different provision for loan losses. For additional discussion concerning the bank’s allowance for loan losses and related matters, see “Provision for Loan Losses”.

As permitted by SFAS No. 123, the company accounts for stock-based compensation in accordance with Accounting Principals Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any option granted under the company stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statement. The company intends to continue to account for stock-based compensation in this matter unless there is more specific guidance issued by the Financial Accounting Standards Board or unless a clear consensus develops in the financial services industry on the application of accounting methods.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the main source of the company’s income. It is the difference between interest earned on assets and interest paid on liabilities. The discussion of net interest income should be read in conjunction with Table 2: “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential”, and Table 3: “Rate/Volume Analysis of Changes in Net Interest Income.”

The following table shows the net interest income on a fully tax equivalent basis for each of the three years ending December 2002, 2001, and 2000.

TABLE 1

NET INTEREST INCOME

	2002	2001	2000
	(In Thousands)

Total Interest Income	$20,490	$20,902	$19,990
Tax Equivalent Adjustment	892	991	991
Total Tax Equivalent Interest Income	21,382	21,893	20,981
Total Interest Expense	8,329	10,022	10,469
Net Interest Income (Fully Tax Equivalent Basis)	$13,053	$11,871	$10,512

Table 2 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities. Yields on tax-exempt assets have not been calculated on a fully tax equivalent basis. For yield calculation purposes, nonaccruing loans are included in average loan balances. Table 3 analyzes the components contributing to the changes in net interest income in 2002 and indicates the impact in either changes in rate or changes in volume

TABLE 2
Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

	2002			2001			2000
ASSETS	Average		Yield/	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 106,390	$ 8,103	7.62%	$ 98,238	$ 7,995	8.14%	$90,002	$ 7,349	8.17%
Installment	18,383	1,447	7.87%	18,945	1,715	9.05%	18,629	1,769	9.50%
Commercial	76,244	5,282	6.93%	54,761	4,696	8.58%	47,474	4,323	9.11%
Tax Exempt	9,332	409	4.38%	8,428	401	4.76%	6,398	326	5.10%
Other Loans	569	45	7.91%	461	49	10.63%	424	53	12.50%
Total Loans	210,918	15,286	7.25%	180,833	14,856	8.22%	162,927	13,820	8.48%
Investment Securities (AFS)
Taxable	72,492	3,902	5.38%	70,636	4,339	6.14%	64,205	4,397	6.85%
Non-Taxable	25,591	1,323	5.17%	28,745	1,522	5.29%	31,139	1,598	5.13%
Total Securities	98,083	5,225	5.33%	99,381	5,861	5.90%	95,344	5,995	6.29%
Time Deposits with Other Banks	0	0	0.00%	2,526	149	5.90%	1,536	112	7.29%
Fed Funds Sold	1,320	25	1.89%	806	36	4.47%	976	63	6.45%
Total Earning Assets	310,477	20,536	6.62%	283,546	20,902	7.37%	260,783	19,990	7.67%
Less: Allowance for Loan Losses	(1,858)			(1,905)			(1,820)
Cash and Due from Banks	5,831			5,130			5,102
Premises and Equipment, Net	3,621			3,393			3,451
Other Assets	11,651			7,939			7,438
Total Assets	$ 329,722			$ 298,133			$ 274,954
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$23,307	272	1.17%	$21,402	402	1.88%	$18,232	397	2.17%
Regular Savings	55,887	1,068	1.91%	51,405	1,497	2.91%	44,247	1,600	3.62%
Money Market Savings	34,316	731	2.13%	31,494	991	3.15%	34,022	1,611	4.74%
Time	107,742	4,467	4.15%	105,598	5,762	5.46%	101,706	5,660	5.57%
Total Interest Bearing Deposits	221,252	6,538	2.96%	209,899	8,652	4.12%	198,207	9,268	4.68%
Other Borrowings	37,857	1,792	4.73%	25,751	1,370	5.32%	20,682	1,201	5.81%
Total Interest Bearing Liabilities	259,109	8,330	3.21%	235,650	10,022	4.25%	218,889	10,469	4.78%
Net Interest Spread		$12,206	3.40%		$10,880	3.12%		$ 9,521	2.88%
Non-Interest Bearing
Demand Deposits	33,662			28,546			26,680
Accrued Expenses and
Other Liabilities	1,891			2,013			2,034
Stockholder's Equity	35,060			31,924			27,351
Total Liabilities and Stockholder's Equity	$ 329,722			$ 298,133			$ 274,954
Interest Income/Earning Assets			6.62%			7.37%			7.67%
Interest Expense/Earning Assets			2.68%			3.53%			4.01%
Net Interest Margin			3.93%			3.84%			3.66%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income

	2002 to 2001			2001 to 2000
	Increase	Change Due to		Increase	Change Due to
	Decrease	Rate	Volume	Decrease	Rate	Volume
INTEREST INCOME	(In Thousands)
Real Estate Loans	$ 108	$ (513)	$ 621	$ 646	$ (27)	$ 673
Installment Loans	(268)	(224)	(44)	(54)	(84)	30
Commercial Loans	586	(902)	1,488	373	(291)	664
Tax Exempt Loans	8	(32)	40	75	(28)	103
Other Loans	(4)	(13)	9	(4)	(9)	5
Total Loans	430	(1,684)	2,114	1,036	(439)	1,475
Investment Securities (AFS)
Taxable	(437)	(537)	100	(58)	(498)	440
Non-Taxable	(199)	(36)	(163)	(76)	47	(123)
Total Securities (AFS)	(636)	(573)	(63)	(134)	(451)	317
Time Deposits with Other Banks	(149)	(149)	0	37	(41)	78
Fed Funds Sold	(11)	(21)	10	(27)	(16)	(11)
Total Interest Income	(366)	(2,427)	2,061	912	(947)	1,859
INTEREST EXPENSE
Interest Bearing Demand Deposits	(130)	(152)	22	5	(64)	69
Regular Savings Deposits	(429)	(515)	86	(103)	(362)	259
Money Market Savings Deposits	(260)	(320)	60	(620)	(500)	(120)
Time Deposits	(1,295)	(1,384)	89	102	(115)	217
Total Interest Bearing Deposits	(2,114)	(2,371)	257	(616)	(1,041)	425
Other Borrowings	422	(151)	573	169	(125)	294
Total Interest Expense	(1,692)	(2,522)	830	(447)	(1,166)	719
Net Interest Spread	$ 1,326	$ 95	$ 1,231	$ 1,359	$ 219	$ 1,140

Interest income on total loans increased $430,000 from 2001 to 2002. This increase of 2.89% is attributable to growth in the loan portfolio during the Year 2002, and the decrease in overall yield on the loan portfolio. Average Total loans were $210,918,000 in 2002 compared to $180,833,000 in 2001 while Net loans increased 14.25% overall. Prime rate went from 4.75% to 4.25% during the year.

Interest income on taxable investments decreased $437,000 from 2001 due to lower interest rates during the year. Average Taxable investments were $72,492,000 in 2002 compared to $70,636,000 in 2001. Due to the lower rates however, interest income on investments dropped in 2002. Interest income on non-taxable investments decreased $199,000 from 2001 due to lower interest rates during 2002. Additionally, average non-taxable investments were $25,591,000 in 2002 compared to $28,745,000 in 2001. This also contributed to the decrease in interest income on non-taxable investments. Interest income from Federal Funds sold decreased $14,000 from 2001 to 2002 because of lower rates. Average Fed Funds Sold were $1,320,000 in 2002 compared to $806,000 in 2001. Again, as is the case with investments, interest income on Fed Funds decreased in 2002 due to lower rates. In addition, the growth in the loan portfolio did not provide for excess funds.

For comparison, interest income on loans increased $1,036,000 in 2001 from 2000. This increase of 7.5% was attributable to growth in the loan portfolio during the Year 2001. Net loans increased 12.72%. Although loan balances increased significantly, yields attributable to the loan portfolio were significantly lower in 2001 compared with 2000. Prime rate deceased from 9.5% to 4.75% during 2001, thus minimizing the increase in interest income.

Interest income on taxable investments decreased $58,000 from 2000 to 2001 due to lower interest rates during the year. Beginning in January 2001 and ending in December 2001, the Federal Reserve Bank decreased interest rates 11 times. In all, overnight rates fell 475 basis points in 2001.

During the Year 2002, this trend continued with an additional decrease of 50 basis points in the Fed Funds Rate. Since deposit account rates are closely related to short-term Fed notes and tend to move up and down in conjunction with the changes in the Fed Funds Rate, the Bank experienced an abnormal decrease in interest expense totaling $1,692,000 or 16.88% in 2002. Not only did deposits cost less, but borrowings were less expensive. Funding loan growth through borrowing was deemed more prudent than through aggressive certificate of deposit rates. Interest on deposits decreased $2,114,000 in 2002 while interest on borrowed funds increased $422,000. For comparison in 2001, the Bank experienced a decrease in interest expense of $447,000 or 4.3%. Interest on deposits decreased $616,000 in 2001.

PROVISION FOR LOAN LOSS

The provision and allowance for loan losses are based on management’s ongoing assessment of the Corporation’s credit exposure and consideration of other relevant factors. The allowance for loan losses is a valuation reserve that is available to absorb future loan charge-offs. The provision for loan losses is the amount charged to earnings on an annual basis. The factors considered in management’s assessment of the reasonableness of the allowance for loan losses include prevailing and anticipated economic conditions, assigned risk ratings on loan exposures, the results of examinations and appraisals of the loan portfolio conducted by federal regulatory authorities and an independent loan review firm, the diversification and size of the loan portfolio, the level of and inherent risk in non-performing assets, and any other factors deemed relevant by management.

The provision for loan losses was $180,000, $20,000 and $240,000 for the years 2002, 2001, and 2000. Net charge-offs for 2002 were $61,000 compared to $122,000 in 2001. As of December 31, 2002, the allowance for loan loss was 0.87% of loans and at December 31, 2001, the ratio was 0.94% of loans. After allocation of reserves to all non-accrual and special mention loans as well as applying a percentage of outstanding loans based on the loss history of such loans in each category, the opinion of management was that the provision for loan loss was proper and sufficient. The ratio of allowance for loan loss to non-performing loans was 367.87% at year end 2002 compared to 306.28% at year end 2001 and 381.43% at year end 2000.

As of December 31, 2001, the allowance for loan loss was 0.94% of loans and at December 31, 2000, the ratio was 1.11% of loans.

OTHER INCOME

Non-Interest Income
Non-interest income includes items that are not related to interest rates, but rather, to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2002, service charges and fees increased $62,000 or 5.5% compared to an increase of $147,000 in 2001 compared to 2000 or 15%. Fees were not increased in 2002 and many accounts qualified for free checking.

The overall decrease in Other Income is $375,000 in 2002. This decrease of 21.99% is due primarily to a security loss of $850,000 on a $1,000,000 bond holding in WorldCom, Inc., in the second quarter of 2002. Without the security impairment, Other Income would show an increase of $475,000 or 27.86%. Components of Other Income, which reflect significant increases, are income realized on Bank Owned Life Insurance of $211,000 in 2002 compared to $124,000 in 2001, and realized gains from the sale of available for sale securities in 2002 of $324,000 compared to $32,000 in 2001. Other Income increased $253,000 from $1,452,000 in 2000, to $1,705,000 in 2001, an increase of 17.4%. Bank-owned life insurance in the amount of $4 million was added to assets at midyear and contributed $124,000.

The following table analyzes the increase in total other income by comparing the years ending 2002 and 2001:

TABLE 4

INCOME

				Variance 2002		Variance 2001
	December 31,			Amount	Percent	Amount	Percent
	2002	2001	2000	Of Change	Of Change	Of Change	Of Change
Customer Service Fees	$ 1,187	$1,125	$ 978	$ 62	5.51%	$147	15.03%
Other Operating Income	669	548	453	$ 121	22.08%	$ 95	20.97%
Gains on Security Sales	324	32	21	$ 92	912.50%	$ 11	52.38%
Impairment of Securities	(850)	0	0	$(850)	0	$ 0	0
TOTAL Other Income	$ 1,330	$1,705	$1,452	$(375)	(21.99)%	$253	17.42%

OTHER EXPENSE

Non-Interest Expense
Total Non-interest expense increased $567,000 from $6,221,000 in 2001 to $6,788,000 in 2002. This is an increase of 9.11%.

Non-interest expense includes all other expenses associated with the company. Salaries and related benefits is the largest expense in this category and it increased $311,000 or 10.28% over year end 2001. Annual salary increases, an increase for health insurance, the addition of three branch salaries in conjunction with the purchase of the Norwich, New York branch, and the addition of one commercial sales position in the second quarter of 2002 were the reasons for this change. In comparison, the increase in this category from 2000 to 2001 was 7.34% or $207,000. New employees and annual salary increases, along with an increase for health insurance were the reasons for the 2001 increase.

Occupancy expense increased 26.67% or $84,000 in 2002 as compared to 2001, when occupancy expense decreased 6.8% or $23,000. The increase in 2002 can be attributed to the addition of the Norwich, New York branch office, as well as increases in taxes, utilities, and other costs associated with branch offices.

Furniture and equipment expense decreased in 2002 to $323,000 compared to 2001 at $385,000 which was consistent with 2000 expenses of $388,000. The decrease in 2002 is associated with depreciation expense decreases, as older furniture and fixtures become fully depreciated while remaining in service.

Professional fees, which includes outside service, continues to increase as management and the company find it efficient and cost effective to utilize outside services and consultants to facilitate management and operations. Professional fees and outside services were $229,000 in 2002 which compares to $231,000 in 2001 and $216,000 in 2000. This indicates a very small increase in professional fees over the last three-year period.

Computer services and supplies is another component of other expenses and it is as its name implies. This category covers the expense of data processing for the company. Each year dependence grows as does the resultant expense. In 2002 the expense was $477,000 compared to $394,000 in 2001 and $361,000 in 2000. Technology has proven to be expensive, but necessary to provide excellent customer service and maintain efficiencies.

Taxes, other than payroll and income, are another component and in 2002, this expense was $320,000 compared to $290,000 in 2001, an increase considered to be normal. In 2000 taxes were $255,000.

Every other non-interest expense is in the category of other. In 2002, this expense increased $133,000 and the total for this year is $1,574,000. The biggest components in this figure were the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Norwich branch offices at $261,000; directors’ and associate directors’ fees, employee education costs of $219,000; stationery printing and supplies, $144,000; and postage at $139,000. All were deemed to be in line with budget expectations. Also included in non-interest expense for 2002 was a $158,000 estimated loss on the alleged fraud in the sale of securities by Bentley Financial Services, Inc. for funds the company had invested with them. Please refer to Note 12 to the Consolidated Financial Statements for a further discussion on this matter.

TABLE 5

EXPENSE

				Variance 2002		Variance 2001
	December 31,			Amount	Percent	Amount	Percent
	2002	2001	2000	Of Change	Of Change	Of Change	Of Change
Salaries and Benefits	$3,317	$3,026	$2,819	$ 291	9.62%	$ 207	7.34%
Occupancy Expenses	399	315	338	84	26.67%	(23)	(6.80)%
Furniture and Equipment Expense	323	385	388	(62)	(16.10)%	(3)	(0.77)%
FDIC Insurance and Assessments	129	119	116	10	8.40%	3	2.59%
Professional Fees and Outside Services	229	231	216	(2)	(0.87)%	15	6.94%
Computer Services and Supplies	477	394	361	83	21.07%	33	9.14%
Taxes, Other Than Payroll and Income	320	290	255	30	10.34%	35	13.73%
Other Operating Expenses	1,574	1,461	1,238	113	7.73%	223	18.01%
Total Non-Interest Expense	6,768	6,221	5,731	$ 547	8.79%	$ 490	8.55%
Income Before Income Taxes	6,568	6,344	5,002
Provision for Income Taxes	1,553	1,508	1,097
Net Income	$5,015	$4,836	$3,905
Net Income Per Share, Basic	2.39	2.28	1.80
Net Income Per Share, Diluted	2.38	2.28	1.80

FEDERAL INCOME TAXES

The provision for income taxes was $1,553,000 in 2002 compared to $1,508,000 in 2001 and $1,097,000 in 2000. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 24% in 2002, remaining flat from 24% in 2001 and up slightly from 22% in 2000. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2002.

QUARTERLY RESULTS

Interest Income increased steadily through the first three quarters of 2002. This was due to the growth in the loan portfolio through the first three quarters. The combination of falling interest rates in the fourth quarter and a slight increase in loan growth caused Interest Income to remain flat at $5,190,000, compared to $5,199,000 interest income for the third quarter of 2002. Compare this to 2001 where the decline in interest rates in the first quarter and slower loan growth caused a loss in interest income in the first quarter. Interest income increased during the second and third quarters of 2001 as the loan portfolio grew. The rate declines caused a downturn again by the fourth quarter. The combination of loan growth and lower interest rates allowed for steady increases in Net Interest Income in all four quarters of 2002. The case was similar in 2001 although rates decreased to a greater extent in 2001.

Interest Expense decreased in the third and fourth quarters of 2002. This was due to lower deposit costs as rates paid on core deposits were dropped, and also due to the lower cost of overnight funds in the second half of 2002 due to the Federal Reserve Bank lowering the target rate for Fed Funds. Compare this to 2001 when interest expense decreased each quarter of 2001 as interest rates dropped eleven times throughout the year.

Significant gains were taken in the available for sale (AFS) portfolio in 2002. Total gains on AFS sales were $324,000 for the year. AFS gains of $176,000 were taken in the fourth quarter of 2002. These gains were part of an effort to partially offset the security impairment experienced in the second quarter of 2002.

Net Income was higher by $773,000 or 106.04% during the third quarter compared to $729,000 in the second quarter and by $75,000 or 4.99% during the fourth quarter compared to $1,502,000 in the third quarter. This was due to increased interest income on loans, as well as the gains taken on AFS. The second quarter Net Income was unusually low due to the security impairment discussed previously. The first quarter lagged behind the latter two quarters in terms of Net Income, mainly the result of less interest income realized as rates remained stable in the early part of 2002. Compare this to 2001 when Net Income was highest during the third quarter due to lower Other Expenses in the third quarter and good interest income. The fourth quarter showed a small decrease with net interest income improving significantly in that quarter but Other Expenses coming in higher to diminish the effect.

Earnings per common share showed steady growth through the year with the exception in the second quarter caused by the impaired security from World Com previously mentioned.

Basic earnings per common share increased by 4.82% to $2.39 per share, compared to $2.28 in 2001. Diluted earnings per common share were $2.38 for 2002 and $2.28 for 2001. Refer to Note 1 in the Notes to Consolidated Financial Statements for an analysis of earnings per share.

Earnings per share decreased $0.04 in the first quarter of 2002, due to the write down on the Bentley security impairment, with the second quarter decreasing significantly due to the World Com security impairment. The third quarter increased $0.37 with the fourth quarter increasing $0.03. Compare this to 2001 when Earnings per share increased $0.05 in the first quarter with the second quarter the same. The third quarter increased $0.08 with the fourth quarter the same. In 2000, there was a $0.03 increase in the second quarter, another $0.03 in the third quarter, and no increase or decrease in the fourth quarter.

TABLE 6

Quarterly Results of Operations

	Quarter Ended 2002
	Mar 31	Jun 30	Sep 30	Dec 31
	(In Thousands, except Per Share Data)
Interest Income	$ 5,033	$ 5,114	$ 5,199	$ 5,190
Interest Expense	(2,139)	(2,156)	(2,023)	(2,012)
Net Interest Income	2,894	2,958	3,176	3,178
Provision for Loan Loss	(15)	(45)	(60)	(60)
Securities Gains/Losses	(15)	97	66	176
Impairment of Security	0	(850)	0	0
Other Income	429	460	482	485
Other Expense	(1,694)	(1,758)	(1,649)	(1,687)
Income Before Income Taxes	1,599	862	2,015	2,092
Income Taxes	(392)	(133)	(513)	(515)
Net Income	$ 1,207	$ 729	$ 1,502	$ 1,577
Basic Earnings Per Share	0.57	0.35	0.72	0.75

	Quarter Ended 2001
	Mar 31	Jun 30	Sep 30	Dec 31
	(In Thousands, except Per Share Data)
Interest Income	$ 5,178	$ 5,210	$ 5,287	$ 5,227
Interest Expense	(2,674)	(2,532)	(2,503)	(2,313)
Net Interest Income	2,504	2,678	2,784	2,914
Provision for Loan Loss	(20)	0	0	0
Securities Gains/Losses	29	0	16	(13)
Impairment of Security	0	0	0	0
Other Income	328	444	456	445
Other Expense	(1,330)	(1,642)	(1,520)	(1,729)
Income Before Income Taxes	1,511	1,480	1,736	1,617
Income Taxes	(370)	(362)	(446)	(330)
Net Income	$ 1,141	$ 1,118	$ 1,290	$ 1,287
Basic Earnings Per Share	0.53	0.53	0.61	0.61

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY

Return on average assets (ROA) measures the company’s net income in relation to its total average assets. The company’s ROA for 2002 was 1.52%, compared to 1.62% in 2001.

Return on average equity (ROE) indicates how effectively the company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholders’ equity includes the effect of unrealized gains (losses), net of income taxes, on securities available for sale, reflected as accumulated other comprehensive income. Reference should be made to Note 3 in the Notes to Consolidated Financial Statements for an analysis of securities available for sale. The company’s ROE for 2002 was 14.30%, compared to 15.15% for 2001.

FINANCIAL CONDITION

The Corporation’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Corporation has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds

	2002			2001			2000
	Average	Increase/Decrease		Average	Increase/Decrease		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Real Estate Loans	$ 106,390	$ 8,152	8.30%	$ 98,238	$ 8,236	9.15%	$ 90,002
Consumer Loans	18,383	(562)	(2.97)%	18,945	316	1.70%	18,629
Commercial Loans	76,244	21,483	39.23%	54,761	7,287	15.35%	47,474
Tax Exempt Loans	9,332	904	10.73%	8,428	2,030	31.73%	6,398
Other Loans	569	108	23.43%	461	37	8.73%	424
Total Loans	210,918			180,833			162,927
Less Allowance for Loan Loss	(1,858)			(1,905)			(1,820)
Total Loans with Loan Loss	209,060	30,132	16.84%	178,928	17,821	11.06%	161,107
Taxable Securities	72,492	1,856	2.63%	70,636	6,431	10.02%	64,205
Non-Taxable Securities	25,591	(3,154)	(10.97)%	28,745	(2,394)	(7.69)%	31,139
Total Securities	98,083	(1,298))	(1.31)%	99,381	4,037	4.23%	95,344
Fed Funds Sold	1,320	514	63.77%	806	(170)	(17.42)%	976
Total Uses	$ 308,463	$ 29,348	10.51%	$ 279,115	$ 21,688	8.42%	$ 257,427

	2002			2001			2000
	Average	Increase/Decrease		Average	Increase/Decrease		Average
Funding Sources	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Interest Bearing Demand Deposits	$ 23,307	$ 1,905	8.90%	$ 21,402	$ 3,170	17.39%	$ 18,232
Regular Savings Deposits	55,887	4,482	8.72%	51,405	7,158	16.18%	44,247
Money Market Savings Deposits	34,316	2,822	8.96%	31,494	(2,528)	(7.43)%	34,022
Time Deposits	107,742	2,144	2.03%	105,598	3,892	3.83%	101,706
Total Interest Bearing Deposits	221,252	11,353	5.41%	209,899	11,692	5.90%	198,207
Other Borrowing	37,857	12,106	47.01%	25,751	5,069	24.51%	20,682
Short Term Funds Borrowed	7,183			7,648			5,100
Long Term Funds Borrowed	30,674			18,103			15,582
Total Funds Borrowed	37,857			25,751			20,682
Total Interest Bearing	259,109			235,650			218,889
Deposits and Funds Borrowed
Other Sources, net	49,354			43,465			42,306
Total Sources	$308,463			$279,115			$257,427

Total assets increased 9.99%, to $346,842,000 in the year ending December 31, 2002. There were increases in both borrowed funds and deposits on the liability side, which fueled this growth of assets. Loan and investment portfolios on the asset side reflected growth also, with the most significant growth occurring in loans. In 2001, total assets increased 9.64% to $315,347,000.

Investments at year-end 2002 totaled $105,972,000 compared to $100,783,000 on December 31, 2001.

To fund loan growth, short and long-term borrowings increased $6,519,000 or 15.77%. Short-term borrowings stood at $13,113,000 at year-end 2002 compared to $21,338,000 the previous year, while long-term borrowings grew to $34,744,000 at year-end 2002 compared to $20,000,000 at the end of 2001. With rates remaining low, and even decreasing in 2002, long-term borrowings have been attainable at attractive rates. Refer to the Consolidated Balance Sheet found in the financial statements for further information.

Loan Portfolio Types

In 2002 loans to commercial borrowers helped fuel the growth in net loans. Although mortgage loans increased slightly, lower interest rates and mortgage finance companies made growth in this part of our loan portfolio tougher. Consumer loans remained level with 2001.

TABLE 8

Loan Portfolio
(In thousands)

	Dec 2002	Dec 2001	Dec 2000	Dec 1999	Dec 1998
Commercial	$ 94,934	$ 73,422	$ 58,204	$ 47,771	$ 44,349
Residential Mortgage	107,756	101,934	94,429	85,528	79,369
Consumer	18,385	18,414	19,681	19,281	17,756
Total Loans	221,075	193,770	172,314	152,580	141,474
Deferred Loan Fees/Costs	118	(41)	(134)	(194)	(225)
Total Loans, net of Deferred	221,193	193,729	172,180	152,386	141,249
Allowance for Loan Loss	(1,935)	(1,816)	(1,918)	(1,756)	(1,713)
Net Loans	$ 219,258	$ 191,913	$ 170,262	$ 150,630	$ 139,536

Loans continued to increase in 2002, ending the year with $219,258,000 in net loans compared to $191,913,000 at year-end 2001, an increase of 14.25%. Commercial loans and individual mortgages were the biggest gainers. Commercial loans were up 29.30% to close the year at $94,934,000 compared to $73,422,000 at year-end 2001. In 2001 loans grew 12.72%

Mortgages were up 5.71% to $107,756,000 compared to $101,934,000 on December 31, 2001, an increase of $5,822,000. Mortgage growth was higher in 2001 at 7.95%, an increase of $7,505,000.

With interest rates remaining low during 2002, there was a stronger demand for refinancing and mortgage modifications. The continued growth in commercial lending is due, in part, to a concerted effort on our part to increase our exposure to this segment and the hiring of a new commercial services officer.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio.

The Bank has 17.36% of its loans maturing within the next year. Of those maturing within one year, most are commercial loans with the remainder split between mortgages and consumer loans. In the one to five year maturity range, the Bank has 27.00% of its portfolio. The over 5 year maturity group makes up 55.64% of the portfolio which reflects the Bank’s significant investment in mortgages. Mortgages are 48.83% of the total loan portfolio.

For comparison, at December 31, 2001, the Bank had 19.27% of its loans maturing within one year. Of those maturing within one year, most again were commercial loans with the remainder split between mortgages and consumer loans. In the one to five year maturity range, the Bank had 25.2% of its portfolio. The over 5 year maturity group made up 55.5% of the portfolio which again reflected the Bank’s significant investment in mortgages. Mortgages were 52.6% of the total loan portfolio.

TABLE 9

Loan Maturity by Type	One Year Or Less	Over One Year Within Five Years	Over Five Years	Total Loans
Commercial	$25,445	$28,947	$ 40,542	$ 94,934
Real Estate Mortgage	7,469	22,171	78,116	107,756
Installment	5,473	8,564	4,348	18,385
Total	$38,387	$59,682	$123,006	$221,075
Total Loans with Predetermined Rates	$16,563	$32,925	$ 38,512	$ 88,000
Total Loans with Variable Rates	21,824	26,757	84,494	133,075
Total	$38,387	$59,682	$123,006	$221,075

Table 10 reflects the Corporation’s non-accrual and past due loans for each of the past five years. A commercial loan is generally placed on non-accrual when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectibility of principal or interest even though the loan is currently performing. Consumer loans, including mortgages, are generally placed on non-accrual at 120 days. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

TABLE 10

Non-performing Loans

(In thousands)

	December 31,
	2002	2001	2000	1999	1998
Nonaccrual and Restructured	$341	$473	$413	$178	$516
Loans Past Due 90 or More Days, Accruing Interest	185	120	90	90	12
Total Nonperforming Loans	526	593	503	268	528
Foreclosed Assets	154	79	50	250	351
Total Nonperforming Assets (Including Other Real Estate	$680	$672	$553	$518	$879
Nonperforming Loans to Total Loans at Period-end	0.24%	0.31%	0.29%	0.18%	0.37%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	0.31%	0.35%	0.32%	0.34%	0.62%
Nonaccrual Loans:
Interest Income That Would Have Been	$ 66	$ 70	$ 52	$ 28	$ 63
Recorded Under Original Terms
Interest Income Recorded During the Period	$ 17	$ 6	$ 18	$ 14	$ 7

Commitments To Lend Additional Funds	$ 0	$ 0	$ 0	$ 0	$ 94

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. Although the Bank has sold some mortgages on the secondary market in the past, the Bank did not sell any in 2002. Management expects this trend to continue. Therefore, allocation methods are the same for all mortgages. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2002, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgement is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

In 2002, asset quality remained high and past dues continued to remain level. Although trends continued to be positive, the Bank allotted $180,000 for provision for loan losses in 2002 due to loan growth particularly in commercial loans. This increase in the allowance for loan losses will likely continue due to the continued growth in commercial loans.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 12

Summary of Loan Loss Experience

(In thousands)

	Years Ended
	Dec 2002	Dec 2001	Dec 2000	Dec 1999	Dec 1998
Average Total Loans	$210,918	$180,833	$162,927	$145,724	$134,692
Balance at Beginning of Period	$ 1,816	$ 1,918	$ 1,756	$ 1,713	$ 1,676
Charge-Offs
Commercial	19	25	0	46	94
Residential Real Estate	5	35	4	87	31
Installment	92	125	115	108	70
Total Charge-Offs	116	185	119	241	195
Recoveries
Commercial	24	14	0	3	14
Real Estate	1	14	11	4	4
Installment	30	35	30	37	24
Total Recoveries	55	63	41	44	42
Net Charge-Offs	61	122	78	197	153
Provision for Loan Losses	180	20	240	240	190
Balance at End of Period	$ 1,935	$ 1,816	$ 1,918	$ 1,756	$ 1,713
Allowance for Credit Losses to Period End Total Loans	0.87%	0.94%	1.11%	1.15%	1.21%
Allowance for Credit Losses to Non-accrual Loans	567.45%	383.67%	464.44%	985.61%	331.88%
Net Charge-Offs to Average Loans	0.03%	0.07%	0.05%	0.14%	0.11%

The following table details the allocation of the allowance for loan losses to various categories:

TABLE 13

ALLOCATION OF ALLOWANCES

(In thousands)

	Dec 2002	% of Loan Type to Total Loans	Dec 2001	% of Loan Type to Total Loans	Dec 2000	% of Loan Type to Total Loans
Commercial	$1,447	42.54%	$1,363	37.90%	$1,377	33.80%
Real Estate Mortgage	296	48.77%	406	52.60%	471	54.80%
Consumer	192	8.69%	47	9.50%	70	11.40%
Total Allowance for Loan Losses	$1,935	100.00%	$1,816	100.00%	$1,918	100.000%

(In thousands)

	Dec 1999	% of Loan Type to Total Loans	Dec 1998	% of Loan Type to Total Loans
Commercial	$1,035	31.30%	$1,010	31.30%
Real Estate Mortgage	588	56.10%	573	56.10%
Consumer	133	12.60%	130	12.60%
Total Allowance for Loan Losses	$1,756	100.00%	$1,713	100.00%

Management believes the allowance is adequate to cover the inherent risks associated with the loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Highly leveraged transactions (HLT’s) that result in the borrower’s debt-to-total assets ratio exceeding 75%, generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts. The Corporation had no loans at December 31, 2002 that qualified as HLT’s.

SECURITIES

The Corporation’s securities portfolio is classified, in its entirety, as “available for sale” as shown in Table 14. Management believes that a portfolio classification of all available for sale allows complete flexibility in the investment portfolio. Using this classification, the Corporation intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Corporation’s stockholders’ equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards.

Securities available for sale increased by $5,189,000 in 2002. The securities available for sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate debt securities, and equity securities. At December 31, 2002, the unrealized gain on securities available for sale included in stockholders’ equity totaled $2,096,000, net of tax, compared to unrealized gains of $536,000, net of tax, at December 31, 2001. The weighted average maturity of the securities available for sale portfolio was 12.1 years at December 31, 2002, with a weighted average yield of 5.07%

Table 14 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2002.

TABLE 14

Securities by Maturities
(Amortized Cost)

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		TOTAL
(In thousands)		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale US Government Agency	$ 1,607	4.10%	$10,307	4.70%	$ 3,097	6.10%	$ 23	2.74%	$15,034	4.92%
State/County/Municipal Obligation	443	5.61%	2,678	4.62%	4,268	5.10%	16,909	4.97%	24,298	4.97%
Mortgage-Baked Securities	13,457	4.06%	16,648	4.47%	5,106	5.15%	873	5.70%	36,084	4.43%
Corporate/Other Securities	3,883	7.05%	17,078	6.40%	3,653	5.68%	0	0.00%	24,614	6.33%
Equity Securities	0	0.00%	0	0.00%	0	0.00%	2,766	3.35%	2,766	3.35%
TOTAL Available for Sale	$19,390	4.70%	$46,711	5.23%	$16,124	5.44%	$ 20,571	4.33%	$102,796	5.07%

Table 15 shows the balance of securities for the past three years on December 31. More details on Securities can be found in Note 3 of the Consolidated Financial Statement.

TABLE 15

Securities (Fair Value)

(In thousands)

	2002	2001	2000
Treasury/Agency Obligations	$ 15,420	$ 12,661	$24,401
State/Municipal Obligations	25,284	28,777	31,945
Mortgage backed Securities	36,590	27,220	25,649
Other Securities	28,678	32,125	17,683
Total Investment Securities	$105,972	$100,783	$99,678
Available for Sale (Fair Value)	$105,972	$100,783	$99,678

DEPOSITS
Strong deposit growth was experienced in 2002. Overall deposits increased $20,296,000 or 8.50% to $259,187,000 as of December 31, 2002. Compare this to total deposits of $238,891,000 at year-end 2001. As shown in table 16, the 2002 average total deposits, including other borrowings, increased $28,575 for the year compared to an increase of $18,627 in 2001.

A significant portion of deposit growth came in the form of Certificates of Deposit (CD’s). CD’s increased $8,963,000 or 8.73% to end 2002 at $111,646,000. Due to uncertainties that exist in other financial markets, CD’s provide investors with the safety of FDIC insurance coverage while providing conservative growth.

Compare this to 2001 when deposits were harder to obtain as a result of declining interest rates. The Bank was able to obtain funds at low cost from the Federal Home Loan Bank. As a result, there was little growth in certificates of deposits in the year 2001. For the same reason, there was less than 1% growth in IRA’s. The growth that did occur in 2001 was in the savings and demand accounts. These core deposits were specifically the areas where growth was encouraged. Demand deposits increased $3,690,000 or 4.6% while savings increased 6.1% and $3,040,000.

TABLE 16

Average Deposits and Other Borrowings

(In thousands)

	2002			2001			2000
	Amount	Rate	Diff$	Amount	Rate	Diff$	Amount	Rate
Interest Bearing Demand Deposits	$ 23,307	1.17%	$ 1,905	$ 21,402	1.88%	$3,170	$ 18,232	2.17%
Savings Deposits	55,887	1.91%	$ 4,482	51,405	2.91%	$7,158	44,247	3.62%
Money Market Savings	34,316	2.13%	$ 2,822	31,494	3.15%	$(2,528)	34,022	4.74%
Time Deposits	107,742	4.15%	$ 2,144	105,598	5.46%	$3,892	101,706	5.57%
Total Interest Bearing Deposits	221,252	2.96%	$11,353	209,889	4.12%	$11,692	198,207	4.68%
Other Borrowings	37,857	4.73%	$12,106	25,751	5.32%	$ 5,069	20,682	5.81%
Total Interest Bearing Liabilities	259,109	3.21%	$23,459	235,650	4.24%	$16,761	218,889	4.78%
Non-Interest Bearing Demand Deposits	33,662		$ 5,116	28,546		$1,866	26,680
Total	$292,771	2.84%	$28,575	$264,196	3.79%	$18,627	$245,569	4.27%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits over $100,000 are spread fairly evenly throughout the four categories. The largest percentage 39.25%, is in the last category of over twelve months. Compare this to 2001 when the maturities on the time deposits over $100,000 was also spread fairly evenly throughout the four categories. However, the largest percentage, 34.48%, was in the first category of three months or less.

TABLE 17

Maturities

(In thousands)

	Amount	Percent
Three Months or Less	$ 2,850	14.51
Over Three Months through Six Months	3,895	19.83
Over Six Months through Twelve Months	5,187	26.41
Over Twelve Months	7,708	39.25
Total	$19,640	100.00

SHORT AND LONG TERM BORROWINGS

Short-term borrowings which are overnight or less than 30-day borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and U.S. Treasury tax and loan notes. Long-term borrowings consist of notes from the Federal Home Loan Bank. These notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage backed securities, certain mortgage loans and a lien on FHLB stock. For more details on short and long-term borrowings see Note 7 and 8 of the Notes to Consolidated Financial Statements.

TABLE 18

BORROWED FUNDS

(In thousands)

	2002	2001
Short Term Borrowings	$13,113	$21,338
FHLB Long Term Borrowings	34,744	20,000
Total	$47,857	$41,338

CAPITAL ACCOUNTS
Total Stockholders’ Equity increased 13.54% or $4,569,000 over year-end 2001 to finish at $38,323,000. Growth in Stockholders’ Equity came from two primary sources, Retained Earnings and Accumulated Other Comprehensive Income. A common ratio used to determine the effective use of capital is the Return on Average Equity. For the year ended December 31, 2002, this ratio was 14.30%, compared to 15.15% at December 31, 2001. This decrease between years is attributable to the security impairment discussed in previous sections of this report. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2002, the equity-to-assets ratio was 11.05%, compared to 10.70% at year-end 2001. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

Compare these results to 2001 when total stockholders’ equity increased 9.41% or $2,902,000 over year-end 2000. This growth was primarily attributable to retained earnings. The return on average equity for the year ending December 31, 2001, ratio was 15.15% compared to 14.28% at December 31, 2000. At year-end 2001, the equity-to-assets ratio was 10.70% compared to 10.71% at year-end 2000.

Retained Earnings increased capital by $5,015,000 in 2002 and dividends reduced that number by $1,850,000. The investment portfolio appreciated in value by $1,560,000, net of tax in 2002. Since all of our investments are available for sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $162,000 in net treasury stock purchases reduced the capital account to equal the total net change.

From time to time the company has purchased PFIS stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan. During the year 2002, 5,980 shares were purchased in this manner. There were $6,000 in purchases from the treasury stock account by individuals exercising options during 2002. There were no purchases for the dividend reinvestment plan during 2002. The investment banking firms of RBC Dain Rauscher, and Ferris, Baker Watts, Incorporated have been known to make markets in PFIS common stock.

Net Income increased capital by $4,836,000 in 2001 and dividends reduced that number by $1,529,000. The investment portfolio appreciated in value by $666,000 in 2001. Since all of our investments were available for sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $1,071,000 in treasury stock purchases reduced the capital account to equal the total net change. During the year 2001, 43,999 shares were purchased. There were no stock purchases from the treasury stock account by individuals exercising options or for our dividend reinvestment plan during 2001.

The following table represents the company’s capital position as it compares to the regulatory guidelines at December 31, 2002.

TABLE 19

Capital Ratios

(In thousands)

	December 31 2002	December 31 2001	Regulatory Requirement
Tier 1 Capital to Risk Weighted Assets	14.43%	14.51%	4.00%
TOTAL Capital to Risk Weighted Assets	15.26%	15.37%	8.00%
Capital Leverage Ratio to Average Assets	9.91%	9.89%	4.00%

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

Interest rate sensitivity refers to the relationship between market interest rates and the earnings volatility of the company due to the repricing characteristics of assets and liabilities. The responsibility for monitoring interest rate sensitivity and policy decisions has been given to the Asset/Liability Committee (ALCO) of the Bank. The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following sets forth the company’s interest sensitivity analysis as of December 31, 2002:

TABLE 20

Statement of Interest Sensitivity Gap

(In thousands)

	3 Months	3 to 6 Months	Maturity or Repricing In: 6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS Loans	$ 16,611	$ 17,750	$ 20,065	$ 68,077	$ 47,759
Securities	24,245	4,803	7,015	38,284	27,468
Federal Funds Sold	0	0	0	0	0
Total Rate Sensitive Assets	40,856	22,553	27,080	106,361	75,227
Cummulative Rate Sensitive Assets	40,856	63,409	90,489	196,850	272,077

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	7,133	0	0	0	12,732
Money Market Deposits	24,786	1,320	0	0	6,601
Regular Savings	24,732	30	208	3	24,911
CDs and IRAs	18,147	15,817	25,396	39,469	2,164
Other Borrowings	7,245	12,500	0	5,000	0
Total Rate Sensitive Liabilities	82,043	29,667	25,604	44,472	46,408
Cummulative Rate Sensitive Liabilities	82,043	111,710	137,314	181,786	228,194

Period Gap	(41,187)	(7,114)	1,476	61,889	28,819
Cummulative Gap	(41,187)	(48,301)	(46,825)	15,064	43,883
Cummulative Rate Sensitive Assets to Liabilities	49.80%	56.76%	65.90%	108.29%	119.23%
Cummulative Gap to Total Assets	(11.87)%	(13.93)%	(13.50)%	4.34%	12.65%

Rates remained fairly stable and decreased again slightly towards the end of 2002. Throughout the year, the company was able to effectively manage its net interest margin. As a result, the net interest margin remained fairly stable at 3.84% for the year ended of December 2001, compared to 3.93% for the year 2002. Compare these results to 2001 when the drop in the Federal Reserve Bank’s discount and federal funds rate by 475 basis points during 2001 actually testing the company’s ability to effectively manage its interest rate sensitivity. Throughout the year, the company was also able to effectively manage its net interest margin. The net interest margin remained fairly stable at 3.66% for the month year ended December 31, 2000, compared to 3.84% for the year 2001.

LIQUIDITY

The liquidity of the company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts which are managed through our system of branches. In addition, loan payments on existing loans, or investments available for sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2002, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $132,820,000. During the Year 2002, maturities and sales of investments, increases in deposits, and short-term and long-term borrowings provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2002 totaled $17,846,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

This compares to 2001 when, on December 31, 2001, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $107,034,000. Unused commitments, at December 31, 2001 totaled $16,417,000.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents the aggregate on and off balance sheet contractual obligations to make future payments.

Table 21

Contractual Obligations	December 31, 2002
In Thousands	Less than			Over
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Time Deposits	$62,173	$ 30,360	$16,887	$ 2,226	$111,646
Long-term Debt	321	8,189	8,255	17,979	34,744
Operating Leases	28,686	63,132	61,274	38,080	191,172
Total	$91,180	$101,681	$86,416	$58,285	$337,562

The company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

SUBSEQUENT EVENT

NONE

EFFECTS OF INFLATION

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Corporation is difficult to measure. Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Corporation’s assets. Inflation may also affect the general level of interest rates, which can have a direct bearing on the Corporation.

Management believes that the most significant impact on financial results is the Corporation’s ability to react to changes in interest rates. As discussed previously, management is attempting to maintain a position that is within conservative parameters for interest sensitive assets and liabilities in order to be protected against wide interest rate fluctuation.

NEW ACCOUNTING STANDARDS
The following can be found under Note 1 of the Notes to Consolidated Financial Statements:

                SFAS No. 143, "Accounting for Asset Retirement Obligations"
                SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK

The Federal Reserve Bank only cut the Fed Funds Rate once in 2002. This decrease occurred in November and was 50 basis points, or one-half of 1%. Compared to the 11 decreases in 2001 totaling 475 basis points, 2002 was a less volatile year. The financial markets did show some improvements in late 2002. The yield curve started to get steeper and some improvement was seen in business investments. As of December 31, 2002, the Bank showed sensitivity to downward rate shifts. Based on current rate levels and economic trends, the Bank’s Asset/Liability Committee (ALCO) considers this scenario unlikely. The model results for December show interest rate sensitivity exceptions in the 12-month period testing in both the negative 200 and 300 scenarios. In this model, both net interest income and net income fall outside our policy guidelines. With the current Fed Funds Rate at 1.25%, even a 100 basis point drop would create a negative interest rate. The 200 and 300 scenarios therefore are deemed unlikely. Return on Equity also falls below our 12% guideline and ROA falls below 1.25 in a negative 300 basis point drop. Based on the above explanation of the unreasonableness of the test, the ALCO deemed the 300 basis point test an unlikely scenario. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is within established policy limits.

The company is not a party to any forward contract, interest rate swap, option interest, or similar derivations instruments. The company does not deal in foreign currency.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Peoples Financial Services Corp.
Hallstead, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Peoples Financial Services Corp. and its subsidiary for the year ended December 31, 2000 were audited by other auditors whose report, dated February 15, 2001, expressed an unqualified opinion on those statements.

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

        In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/	Beard Miller Company LLP

Allentown, Pennsylvania
January 8, 2003

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2002	2001
	(In Thousands, except Per Share Data)
ASSETS
Cash and due from banks	$ 6,237	$ 7,172
Interest bearing deposits in other banks	103	107
Cash and Cash Equivalents	6,340	7,279
Securities available for sale	105,972	100,783
Loans receivable, net of allowance for loan losses 2002 $1,935;
2001 $1,816	219,258	191,913
Premises and equipment, net	3,830	3,371
Accrued interest receivable	2,166	2,282
Intangible assets	2,416	2,627
Other assets	6,860	7,092
Total Assets	$346,842	$315,347
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$ 32,411	$ 30,664
Interest-bearing	226,776	208,227
Total Deposits	259,187	238,891
Short-term borrowings	13,113	21,338
Long-term borrowings	34,744	20,000
Accrued interest payable	656	703
Other liabilities	819	661
Total Liabilities	308,519	281,593
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 2,227,500 shares; outstanding 2002 2,100,000 shares
2001 2,105,836 shares	4,455	4,455
Surplus	4,617	4,611
Retained earnings	30,016	26,851
Accumulated other comprehensive income	2,096	536
Treasury stock, at cost, 2002 127,500 shares; 2001 121,664 shares	(2,861)	(2,699)
Total Stockholders' Equity	38,323	33,754
Total Liabilities and Stockholders' Equity	$ 346,842	$ 315,347

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2002	2001	2000
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$ 15,286	$14,856	$13,820
Securities:
Taxable	3,902	4,340	4,397
Tax-exempt	1,323	1,522	1,598
Other	25	184	175
Total Interest Income	20,536	20,902	19,990
INTEREST EXPENSE
Deposits	6,538	8,652	9,268
Short-term borrowings	124	232	280
Long-term borrowings	1,668	1,138	921
Total Interest Expense	8,330	10,022	10,469
Net Interest Income	12,206	10,880	9,521
PROVISION FOR LOAN LOSSES	180	20	240
Net Interest Income after Provision for Loan Losses	12,026	10,860	9,281
OTHER INCOME
Customer service fees	1,187	1,125	978
Other income	669	548	453
Net realized gains on sales of securities available for sale	324	32	21
Impairment of security	(850)	--	--
Total Other Income	1,330	1,705	1,452
OTHER EXPENSES
Salaries and employee benefits	3,337	3,026	2,819
Occupancy	399	315	338
Equipment	323	385	388
FDIC insurance and assessments	129	119	116
Professional fees and outside services	229	231	216
Computer service and supplies	477	394	361
Taxes, other than payroll and income	320	290	255
Other	1,574	1,461	1,238
Total Other Expenses	6,788	6,221	5,731
Income before Income Taxes	6,568	6,344	5,002
FEDERAL INCOME TAXES	1,553	1,508	1,097
Net Income	$ 5,015	$ 4,836	$ 3,905
EARNINGS PER SHARE
Basic	$ 2.39	$ 2.28	$ 1.80
Diluted	$ 2.38	$ 2.28	$ 1.80

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 1999	$4,455	$4,512	$ 20,980	$(2,087)	$(1,050)	$ 26,810
Comprehensive income:
Net income	--	--	3,905	--	--	3,905
Net change in unrealized gains (losses)on securities
available for sale, net of taxes	--	--	--	1,957	--	1,957
Total Comprehensive Income						5,862
Cash dividends declared, $.62 per share	--	--	(1,341)	--	--	(1,341)
Shares issued from treasury related to
dividend
reinvestment plan and stock option plan	--	99	--	--	80	179
Purchase of treasury stock	--	--	--	--	(658)	(658)
BALANCE - DECEMBER 31, 2000	4,455	4,611	23,544	(130)	(1,628)	30,852
Comprehensive income:
Net income	--	--	4,836	--	--	4,836
Net change in unrealized gains (losses) on securities
available for sale, net of taxes	--	--	--	666	--	666
Total Comprehensive Income						5,502
Cash dividends declared, $.72 per share	--	--	(1,529)	--	--	(1,529)
Purchase of treasury stock	--	--	--	--	(1,071)	(1,071)
BALANCE - DECEMBER 31, 2001	4,455	4,611	26,851	536	(2,699)	33,754
Comprehensive income:
Net income	--	--	5,015	--	--	5,015
Net change in unrealized gains (losses)on securities
available for sale, net of taxes	--	--	--	1,560	--	1,560
Total Comprehensive Income						6,575
Cash dividends declared, $.88 per share	--	--	(1,850)	--	--	(1,850)
Shares issued from treasury related to stock
option plan	--	6	--	--	5	11
Purchase of treasury stock	--	--	--	--	(167)	(167)
BALANCE - DECEMBER 31, 2002	$4,455	$4,617	$ 30,016	$ 2,096	$(2,861)	$ 38,323

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,015	$ 4,836	$ 3,905
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	608	644	641
Provision for loan losses	180	20	240
Gain on sale of equipment	--	--	(4)
(Gain) loss on sale of other real estate	24	16	(5)
Net amortization of securities premiums and discounts	343	93	79
Net realized gains on sales of securities	(324)	(32)	(21)
Deferred income taxes (benefit)	(79)	(47)	(70)
Net increase in cash surrender value of life
insurance	(211)	(124)	--
Impairment of security	850	--	--
(Increase) decrease in assets:
Accrued interest receivable	116	80	(366)
Other assets	(257)	(1,805)	(18)
Increase (decrease) in liabilities:
Interest payable	(47)	(151)	135
Other liabilities	158	226	(81)
Net Cash Provided by Operating Activities	6,376	3,756	4,435
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	22,708	12,703	10,879
Proceeds from maturities of and principal repayments on
available for sale securities	29,532	24,570	7,230
Purchase of available for sale securities	(55,934)	(37,430)	(22,813)
Net increase in loans	(27,728)	(21,914)	(19,857)
Purchase of investment in life insurance	--	(4,000)	--
Proceeds from sale of premises and equipment	--	--	4
Purchase of premises and equipment	(806)	(346)	(339)
Proceeds from sale of other real estate	104	198	200
Net Cash Used in Investing Activities	(32,124)	(26,219)	(24,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	20,296	8,152	15,315
Proceeds from long-term borrowings	15,000	2,500	5,500
Repayment of long-term borrowings	(256)	--	--
Net increase (decrease) in short-term borrowings	(8,225)	14,093	1,395
Proceeds from sale of treasury stock	11	--	179
Purchase of treasury stock	(167)	(1,071)	(658)
Cash dividends paid	(1,850)	(1,529)	(1,341)
Net Cash Provided by Financing Activities	24,809	22,145	20,390
Increase (Decrease) in Cash and Cash Equivalents	(939)	(318)	129
CASH AND CASH EQUIVALENTS - BEGINNING	7,279	7,597	7,468
CASH AND CASH EQUIVALENTS - ENDING	$ 6,340	$ 7,279	$ 7,597

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,377	$10,173	$10,333
Income taxes paid	$1,466	$ 1,586	$ 1,07
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$ 203	$ 243	$ 53
Proceeds from sales of foreclosed real estate financed through loans	$ --	$ --	$ 77

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Peoples Financial Services Corp. and its wholly-owned subsidiary, Peoples National Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a variety of financial services, through the bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting. In 2002, the Company started operating in New York with an office located in Norwich. The Company will open an office in Conklin, New York, in March 2003 at which time the Norwich office will be closed and its deposits transferred to the Conklin office. The Bank’s primary deposits are checking accounts, savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation of the Federal Reserve Bank.

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

Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Common equity securities include restricted investments, primarily Federal Home Loan Bank and Federal Reserve Bank stock which is carried at cost. Federal law requires a member institution of the Federal Home Loan Bank and the Federal Reserve Bank to hold stock according to a predetermined formula.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and various accelerated methods based on estimated useful lives. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method. These intangible assets were $2,416,000 and $2,627,000, net of accumulated amortization of $1,471,000 and $1,210,000 at December 31, 2002 and 2001, respectively. Amortization expense was $261,000 for the year ended December 31, 2002 and $258,000 for each of the years ended December 31, 2001 and 2000. Amortization expense is estimated to be $261,000 per year for the next five years.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share (Continued)

The following table shows the amounts used in computing earnings per share for the years ended December 31, 2002, 2001 and 2000:
	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)
2002:
Basic EPS	$5,015	2,101	$ 2.39
Dilutive effect of potential common stock,
stock options	--	4.01
Diluted EPS	$5,015	2,105	$ 2.38
2001:
Basic EPS	$4,836	2,121	$ 2.28
Dilutive effect of potential common stock,
stock options	--	1	--
Diluted EPS	$4,836	2,122	$ 2.28
2000:
Basic EPS	$3,905	2,161	$ 1.80
Dilutive effect of potential common stock,
stock options	--	3	--
Diluted EPS	$3,905	2,164	$ 1.80

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years ended December 31, 2002, 2001 and 2000 are as follows:
	2002	2001	2000
	(In Thousands)
Unrealized holding gains on available for sale securities	$ 2,688	$ 1,041	$ 2,986
Reclassification adjustment for gains realized in net
income	(324)	(32)	(21)
Net Unrealized Gains	2,364	1,009	2,965
Tax effect	804	343	1,008
Net of Tax Amount	$ 1,560	$ 666	$ 1,957

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

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete information is not available and segment reporting would not be meaningful.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

New Accounting Standards

In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 but is not expected to have a significant impact on the financial condition or results of operations.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company’s financial condition or results of operations.

NOTE 2 — BRANCH ACQUISITION

On March 6, 2002, the Bank acquired certain assets, including furniture and equipment and assumed certain liabilities, including approximately $4,264,000 of deposits and a premises lease, of a branch located in Norwich, New York. The purchase price equals $50,000 for a deposit premium plus the book value cost of the personal property.

NOTE 3 — SECURITIES

At December 31, 2002 and 2001, the amortized cost and fair values of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
DECEMBER 31, 2002:
U.S. Government agencies and
corporations	$ 8,951	$ 453	$ (4)	$ 9,400
Obligations of state and political	0	0	0	0
subdivisions	24,298	991	(5)	25,284
Corporate debt securities	24,614	1,298	--	25,912
Mortgage-backed securities	36,084	588	(82)	36,590
Preferred equity securities	6,083	46	(109)	6,020
Common equity securities	2,766	--	--	2,766
Total	$102,796	$3,376	$(200)	$105,972

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

At December 31, 2002 and 2001, the amortized cost and fair values of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
DECEMBER 31, 2001:
U.S. Treasury securities	$ 499	$ 5	$ --	$ 504
U.S. Government agencies and
corporations	8,996	134	(10)	9,120
Obligations of state and political
subdivisions	28,662	402	(287)	28,777
Corporate debt securities	29,611	736	(141)	30,206
Mortgage-backed securities	27,240	182	(202)	27,220
Preferred equity securities	3,044	27	(34)	3,037
Common equity securities	1,919	--	--	1,919
Total	$99,971	$1,486	$(674)	$100,783

The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$ 4,395	$ 4,495
Due after one year through five years	20,780	22,081
Due after five years through ten years	10,193	10,676
Due after ten years	22,495	23,344
	57,863	60,596
Mortgage-backed securities	36,084	36,590
Equity securities	8,849	8,786
	$102,796	$105,972

Proceeds from sale of available for sale securities during 2002, 2001 and 2000 were $22,708,000, $12,703,000 and $10,879,000, respectively. Gross gains realized on these sales were $439,000, $100,000 and $35,000, respectively. Gross losses on these sales were $115,000, $68,000 and $14,000, respectively.

Securities with a carrying value of $31,579,000 and $36,747,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

The Bank holds an approximate $1 million WorldCom Group corporate bond in its investment security portfolio. The Bank recorded an $850,000 impairment loss on this security in June 2002 related to the decline in market value of the bond and subsequent bankruptcy of WorldCom. It is reasonably possible that the loss estimate could change.

NOTE 4 — LOANS RECEIVABLE

The composition of loans receivable at December 31, 2002 and 2001 is as follows:

	December 31,
	2002	2001
	(In Thousands)
Commercial	$ 41,409	$ 34,333
Real estate:
Commercial	53,525	39,089
Residential	107,756	101,934
Consumer	18,385	18,414
	221,075	193,770
Unearned net loan origination fees and costs	118	(41)
Allowance for loan losses	(1,935)	(1,816)
	$ 219,258	$ 191,913

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Balance, beginning	$ 1,816	$ 1,918	$ 1,756
Provision for loan losses	180	20	240
Recoveries	55	63	41
Loans charged off	(116)	(185)	(119)
Balance, ending	$ 1,935	$ 1,816	$ 1,918

Impaired loans, not requiring an allowance for loan losses, were $-0- at December 31, 2002 and 2001. Impaired loans requiring an allowance for loan losses were $965,000 and $125,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the related allowance for loan losses associated with these loans was $105,000 and $23,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the average balance of these impaired loans was $882,107, $125,000 and $256,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. Interest income recognized for the time that the loans were impaired was $-0-, $6,000 and $18,000 in 2002, 2001 and 2000, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOANS RECEIVABLE (CONTINUED)

Loans on which the accrual of interest has been discontinued amounted to $341,000 and $473,000 at December 31, 2002 and 2001, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $185,000 and $120,000 at December 31, 2002 and 2001, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $711,000 and $617,000 at December 31, 2002 and 2001, respectively. Advances and repayments during 2002 totaled $497,000 and $403,000, respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2002 and 2001.

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2002 and 2001 are comprised of the following:

	December 31,
	2002	2001
	(In Thousands)
Land	$ 348	$ 348
Building and improvements	4,425	3,850
Furniture, fixtures and equipment	3,630	3,438
	8,403	7,636
Accumulated depreciation	(4,573)	(4,265)
	$ 3,830	$ 3,371

Depreciation expense was $347,000, $386,000 and $383,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 6 — DEPOSITS

The composition of deposits at December 31, 2002 and 2001 were as follows:

	December 31,
	2002	2001
	(In Thousands)
Demand:
Non-interest bearing	$ 32,411	$ 30,664
Interest bearing	59,541	52,889
Savings	55,589	52,655
Time:
$100,000 and over	19,640	18,261
Less than $100,000	92,006	84,422
	$259,187	$238,891

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEPOSITS (CONTINUED)

At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

2003	$ 62,173
2004	25,419
2005	4,941
2006	12,327
2007	4,560
Thereafter	2,226
$111,646

NOTE 7 — SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2002 and 2001:

	December 31, 2002
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$ 5,546	$ 4,460	$ 5,546	1.66%
Federal Home Loan Bank	6,645	2,221	6,645	1.91
U.S. Treasury tax and loan notes	922	478	1,011	1.34
	$13,113	$ 7,159	$13,202	1.72%

	December 31, 2001
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$ 4,817	$ 4,005	$ 4,841	2.81%
Federal Home Loan Bank	16,400	3,099	16,400	3.27
U.S. Treasury tax and loan notes	121	544	1,022	3.31
	$21,338	$ 7,648	$22,263	3.03%

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SHORT-TERM BORROWINGS (CONTINUED)

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2002 and 2001, the Bank had a maximum borrowing capacity of approximately $132,820,000 and $107,034,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- was outstanding at December 31, 2002 and 2001. These borrowings are unsecured.

NOTE 8 — LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Detail of long-term debt at December 31, 2002 and 2001 is as follows:

Due	Convertible	Strike Rate	Current Interest Rate	2002	2001
				(In Thousands)
May 2005	May 2001	8.5%	7.03%	$2,500	$ 2,500
November 2005	May 2001	N/A	5.93	5,000	5,000
May 2010	May 2001	7.5	6.37	5,000	5,000
September 2010	September 2003	N/A	6.10	5,000	5,000
October 2011	October 2003	8.0	4.47	2,500	2,500
January 2007	January 2003	7.5	4.06	7,500	--
September 2012	September 2004	8.0	3.69	5,000	--
February 2009	N/A	N/A	4.80	2,244	--
				$34,744	$20,000

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (1.380% at December 31, 2002) plus .10% to plus .22% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date. If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LONG-TERM BORROWINGS (CONTINUED)

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2002 are as follows (in thousands):

2003	$ 321
2004	336
2005	7,853
2006	370
2007	7,885
Thereafter	17,979
$34,744

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

NOTE 9 — STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees. The Plan is administered by a committee of the Board of Directors. Under the Plan, 125,000 shares of common stock are reserved for possible issuance, subject to future adjustment in the event of specified changes in the Company’s capital structure. Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. The vesting period of options granted is at the discretion of the Board of Directors. Options granted during 2002, 2001 and 2000 expire in ten years.

A summary of transactions under this Plan were as follows:

	2002		2001		2000
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	43,798	$ 24.52	32,893	$ 24.38	27,913	$ 23.24
Granted	9,800	27.00	12,250	24.75	8,750	27.50
Exercised	(765)	24.29	(280)	22.20	(2,495)	22.86
Forfeited	(63)	22.20	(1,065)	23.75	(1,275)	23.48
Outstanding, end of year	52,770	$ 24.99	43,798	$ 24.52	32,893	$ 24.38
Exercisable, end of year	52,733	$ 24.99	43,634	$ 24.53	32,447	$ 24.45

The weighted-average remaining contractual life of the above options is approximately 7.3 years at December 31, 2002. Stock options outstanding at December 31, 2002 are exercisable at prices ranging from $22.20 to $27.50 a share.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK PURCHASE PLANS (CONTINUED)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2002, 2001 and 2000. Had compensation costs for stock options granted in 2002, 2001 and 2000 been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been reduced to the proforma amounts indicated below:

	2002	2001	2000
(In Thousands, except Per Share Amounts)
Net income as reported	$ 5,015	$ 4,836	$ 3,905
Total stock-based compensation cost, net of tax,
that would have been included in the
determination of net income if the fair value
based method had been applied to all awards	(23)	(42)	(44)
Pro forma net income	$ 4,992	$ 4,794	$ 3,861
Basic earnings per share:
As reported	$ 2.39	$ 2.28	$ 1.80
Pro forma	$ 2.38	$ 2.26	$ 1.78
Diluted earnings per share:
As reported	$ 2.38	$ 2.28	$ 1.80
Pro forma	$ 2.37	$ 2.26	$ 1.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 4.77%, 5.17% and 6.51%, volatility of 0.11, 0.20 and 0.24, dividend yield of 3.14%, $2.92% and 2.49%, and an expected life of 6 years. The weighted-average fair value of options granted was $3.50 per share in 2002, $5.18 per share in 2001 and $7.77 per share in 2000.

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan. Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Stockholders purchased 16,579, 14,078 and 11,880 shares in 2002, 2001 and 2000, respectively, through the Plan. Effective in 2002, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $2,500 each calendar quarter.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)

Current	$ 1,632	$ 1,555	$ 1,167
Deferred	(79)	(47)	(70)
	$ 1,553	$ 1,508	$ 1,097

The components of the net deferred tax asset (liability) at December 31, 2002 and 2001 are as follows:

	2002	2001
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$ 530	$ 489
Deferred loan fees	16	23
Deferred compensation	162	111
Other	96	78
	804	701
Deferred tax liabilities:
Unrealized gain on available for sale securities	(1,080)	(276)
Depreciation	(24)	--
	(1,104)	(276)
Net Deferred Tax Asset (Liability)	$ (300)	$ 425

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31 is as follows:

	2002		2001		2000
	Amount	% of Pretax Income	Amount	% of Pretax Income		% of Pretax Income
	(In Thousands)
Federal income tax at statutory rate	$ 2,233	34%	$ 2,157	34%	$ 1,701	34%
Tax exempt interest	(642)	(10)	(673)	(11)	(654)	(13)
Non-deductible interest	60	1	85	1	97	2
Officers' life insurance income	(74)	(1)	(40)	--	--	--
Other, net	(24)	--	(21)	--	(47)	(1)
	$ 1,553	24%	$ 1,508	24%	$1,097	22%

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES (CONTINUED)

The income tax provision includes $(179,000), $11,000 and $7,000 in 2002, 2001 and 2000, respectively, of income tax (benefit) expense on net realized securities gains and losses.

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year. Shares of Bank stock owned by the Plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2002, 2001 and 2000, ESOP contributions to the Plan charged to operations were $126,000, $101,000 and $77,000, respectively. During 2002, 2001 and 2000, employer 401(k) matching contributions to the Plan charged to operations were $58,000, $53,000 and $44,000, respectively. At December 31, 2002, 90,095 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has a deferred compensation agreement with its chief executive officer to provide a fixed retirement benefit. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of the chief executive to fund this deferred compensation plan. During 2002, the Bank implemented additional deferred compensation plans for its chief operating officer and certain directors that provide fixed retirement benefits. The Bank’s deferred compensation liability as of December 31, 2002 and 2001 was $477,000 and $328,000, respectively. The cost charged to operations for these deferred compensation plans was $149,000, $100,000 and $-0- for the years ended December 31, 2002, 2001 and 2000, respectively.

In June 2000, the Bank terminated a noncontributory pension plan covering eligible employees. The plan assets in excess of the projected benefit obligation were allocated to the Plan’s eligible participants and the prepaid pension cost of $37,000 was charged to expense.

NOTE 12 —CONTINGENCIES

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. alleging fraud in the sales of securities to financial institutions. Specifically, the Commission alleged that the defendants were representing to investors that they were selling bank-issued, federally insured certificates of deposit when they were actually selling uninsured securities issued by the defendants. The Commission alleged that the defendants have violated the broker-dealer registration and the antifraud provisions of the federal securities laws. The Commission’s action seeks permanent injunctions prohibiting future violations of these provisions and others, disgorgement of the defendants/ill gotten gains plus prejudgment interest, and civil penalties against each defendant. Additionally, the Commission’s action sought emergency injunctive and equitable relief consisting principally of a temporary restraining order, an order freezing each defendant’s assets and an order appointing a receiver. The Court granted the Commission’s request on October 24, 2001 for a temporary restraining order and, on November 7, 2001, appointed a receiver for Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. (collectively the Bentley Receivership Entities). The receiver was required to take control of all investments and assets of the Bentley Receivership Entities.

The Bank regularly invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit that the Bank had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2002 and 2001, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information, management estimates the loss to be approximately $297,000, which has been charged against operations in the amount of $158,000 and $139,000 for the years ended December 31, 2002 and 2001, respectively, and the asset has been written down to $1,683,000 at December 31, 2002. Since the ultimate resolution of this matter is presently unknown, it is reasonably possible that the loss estimate could change and the change could be material. The $1,683,000 net claim with the receiver is included in other assets on the consolidated balance sheet of the Company as of December 31, 2002.

The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company’s management, these suits are without merit and should not result in judgments which, in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

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

The Bank’s exposure to credit loss is essentially the same for these items as that involved in extending loans to customers. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral is obtained based on management’s credit assessment of the particular customer.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT
     RISK (CONTINUED)

The contract or notional amounts at December 31, 2002 and 2001 were as follows:

	2002	2001
	(In Thousands)
Commitments to extend credit	$17,110	$15,160
Standby letters of credit	736	1,257
	$17,846	$16,417

The Bank grants commercial, consumer and residential loans to customers primarily in Susquehanna and Wyoming Counties of Pennsylvania, and Broome County of New York. The concentrations of credit by type of loan are set forth in Note 4. The Bank does not have any significant concentrations to any one industry or customer. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

NOTE 14 — REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2002 and 2001 was $2,727,000 and $2,225,000, respectively.

Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $5,349,000, plus an additional amount equal to the net profit for 2003, up to the date any such dividend is declared.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that the Company and Bank meet all capital adequacy requirements to which they are subject.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — REGULATORY MATTERS (CONTINUED)

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital ratios as of December 31, 2002 and 2001, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital (to risk-weighted
assets):
Consolidated	35,705	15.26%	$>18,716	>8.00%	$>23,395	>10.00%
Peoples National Bank	35,268	15.09	>18,698	>8.00	>23,373	>10.00
Tier 1 capital (to risk-weighted assets):

Consolidated	33,770	14.43	>9,358	>4.00	14,037	>6.00
Peoples National Bank	33,333	14.26	>9,349	>4.00	14,024	>6.00
Tier 1 capital (to average assets):
Consolidated	33,770	9.91	>13,634	>4.00	17,043	>5.00
Peoples National Bank	33,333	9.78	>13,634	>4.00	17,043	>5.00
As of December 31, 2001:
Total capital (to risk-weighted assets):

Consolidated	$32,400	15.37%	$>16,861	>8.00%	21,076	>10.00%
Peoples National Bank	31,883	15.16	>16,821	>8.00	21,026	>10.00%
Tier 1 capital (to risk-weighted assets):

Consolidated	30,584	14.51	>8,430	>4.00	12,646	>6.00
Peoples National Bank	30,067	14.30	>8,410	>4.00	12,616	>6.00
Tier 1 capital (to average assets):
Consolidated	30,584	9.89	>12,371	>4.00	15,463	>5.00
Peoples National Bank	30,067	9.74	>12,351	>4.00	15,438	>5.00

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2002 and 2001:

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Short-Term Borrowings

        The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings

The fair values of the Bank’s long-term debt are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 6,340	$ 6,340	$ 7,279	$ 7,279
Securities available for sale	105,972	105,972	100,783	100,783
Loans receivable, net of
allowance	219,258	218,578	191,913	194,376
Accrued interest receivable	2,166	2,166	2,282	2,282
Financial liabilities:
Deposits	259,187	261,115	238,891	240,176
Short-term borrowings	13,113	13,113	21,338	21,338
Long-term borrowings	34,774	42,991	20,000	23,499
Accrued interest payable	656	656	703	703

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — PARENT COMPANY ONLY FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2002	2001
	(In Thousands)
ASSETS
Cash	$ 26	$ 82
Investment in bank subsidiary	37,886	33,237
Investment securities available for sale	500	500
Accrued interest receivable	23	23
Other assets	25	25
Total Assets	$38,460	$33,867
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to subsidiary	$ 136	$ 111
Other liabilities	1	2
Total Liabilities	137	113
Stockholders' equity:
Common stock	4,455	4,455
Surplus	4,617	4,611
Retained earnings	30,016	26,851
Accumulated other comprehensive income	2,096	536
	41,184	36,453
Treasury stock	(2,861)	(2,699)
Total Stockholders' Equity	38,323	33,754
Total Liabilities and Stockholders' Equity	$ 38,460	$ 33,867

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Dividends from bank subsidiary	$ 1,950	$ 2,679	$1,741
Other income	46	46	47
Other expenses	83	61	37
Income before Income Taxes and Equity in	1,913	2,664	1,751
Undistributed Net Income of Subsidiary
Income taxes (benefits)	(13)	(5)	4
Income before Equity in Undistributed Net	1,926	2,669	1,747
Income of Subsidiary
Equity in undistributed net income of subsidiary	3,089	2,167	2,158
Net Income	$ 5,015	$ 4,836	$3,905

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,015	$ 4,836	$ 3,905
Adjustments to reconcile net income to
net cash provided by operating
activities:
Undistributed net income of subsidiary	(3,089)	(2,167)	(2,158)
Increase (decrease) in due to subsidiary	25	10	(5)
Increase in accrued interest receivable	--	--	(2)
Increase (decrease) in other liabilities	(1)	1	--
Increase in other assets	--	(25)	--
Net cash provided by operating activities	1,950	2,655	1,740
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,850)	(1,529)	(1,341)
Proceeds from sale of treasury stock	11	--	179
Purchase of treasury stock	(167)	(1,071)	(658)
Net cash used in financing activities	(2,006)	(2,600)	(1,820)
Increase (decrease) in cash and cash	(56)	55	(80)
equivalents
Cash and cash equivalents:
Beginning	82	27	107
Ending	$ 26	$ 82	$ 27

ITEM 9                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                    ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
ITEM 10                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This item is incorporated by reference under Section “Governance of the Company”under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 11                     EXECUTIVE COMPENSATION

This item is incorporated by reference under Section “Executive Compensation” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 12                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                      MANAGEMENT

This item is incorporated by reference under Section “Share Ownership of Management and Directors” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 13                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference under Section “Executive Compensation” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 14                     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the company concluded that the company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls.

The company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.

PART V

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                      FORM 8-K

(a)	Financial Statement Schedules can be found under Item 8 of this report.

(b)	Other events and reports on Form 8-K that have been previously filed are as follows:
Press Release of Peoples Financial Services Corp. dated October 18, 2002, Third Quarter Results, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated July 11, 2002, Second Quarter Results, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated May 9, 2002, First Quarter Results, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated April 10, 2002, Dividends Announced, previously submitted as Exhibit 99.4
Press Release of Peoples Financial Services Corp. dated January 10, 2002, Year End 2001 Results, previously submitted as Exhibit 99.2

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
Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common
Share” filed as part of Item 8 of this report.

(21)	Subsidiaries of Peoples Financial Services Corp. *
(23.1)	Consent of Independent Auditors – Beard Miller Company LLP, filed herewith
(23.2)	Consent of Independent Auditors – Prociak & Associates, LLC, filed herewith
(99)	Report of Independent Auditors – Prociak & Associates, LLC, filed herewith

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

**	Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange
Commission on April 20, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP

By	/s/	John W. Ord John W. Ord, President and Chief Executive Officer
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, Principal Accounting Officer
	/s/	Jack M. Norris Jack M. Norris, Member, Board of Directors
	/s/	Gerald R. Pennay Gerald R. Pennay, Member, Board of Directors
	/s/	George H. Stover, Jr. George H. Stover, Jr., Member, Board of Directors
	/s/	Thomas F. Chamberlain Thomas F. Chamberlain, Member, Board of Directors
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Member, Board of Directors

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 81 U.S.C. SECTION 1350

        I, John W. Ord, certify that:

1.	I have reviewed this annual report on Form l0-K of Peoples Financial Services Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By/s/	John W. Ord Chief Executive Officer and President

Date:    February 28, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
RINCIPAL FINANCIAL OFFICER
PURSUANT TO 81 U.S.C. SECTION 1350

I, Debra E. Dissinger, certify that:

1.	I have reviewed this annual report on Form l0-K of Peoples Financial Services Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By/s/	Debra E. Dissinger Executive Vice President

Date:    February 28, 2003

EXHIBIT INDEX

ITEM NUMBER	DESCRIPTION	PAGE
23.1	Consent of Independent Auditors	82
	Beard Miller Company, LLP
23.2	Consent of Independent Auditors	83
	Prociak & Associates, LLC
99	Letter to the Board of Directors from	84
	Independent Auditors for Year Ended 2000
99.1	Sarbanes-Oxley Act of 2002 Section 906	85
	Certification of Chief Executive Officer
99.2	Sarbanes-Oxley Act of 2002 Section 906	86
	Certification of Chief Financial Officer

EXHIBIT 23.1

CONSENT OF BEARD MILLER COMPANY LLP INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of Peoples Financial Services Corp. of our report dated January 8, 2003 included in the 2002 Annual Report to Stockholders of Peoples Financial Services Corp.

        We consent to the incorporation by reference in the Registration Statement, No. 333-84169, of our report dated January 8, 2003, with respect to the consolidated financial statements of Peoples Financial Services Corp. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/	BEARD MILLER COMPANY LLP

Allentown, Pennsylvania
March 21, 2003

EXHIBIT 23.2

CONSENT OF PROCIAK & ASSOCIATES, L.L.C. INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of Peoples Financial Services Corp. of our report dated February 15, 2001 included in the 2002 Annual Report to Stockholders of Peoples Financial Services Corp.

        We consent to the incorporation by reference in Registration Statement No. 333-84169 of Peoples Financial Services Corp. and in the related Prospectus of our report dated February 15, 2001 with respect to the consolidated financial statements of Peoples Financial Services Corp. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/	PROCIAK & ASSOCIATES, L.L.C.

Wilkes-Barre, Pennsylvania
March 21, 2003

EXHIBIT 99

INDEPENDENT AUDITOR'S REPORT

To the Board of DirectorsPeoples
Financial Services Corp.Hallstead,
Pennsylvania

        We have audited the consolidated statements of income, stockholders’ equity and cash flows of Peoples Financial Services Corp. and its subsidiary for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Peoples Financial Services Corp. and its subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/	PROCIAK & ASSOCIATES, L.L.C.

Wilkes-Barre, Pennsylvania
February 15, 2001

Exhibit 99.1

CEETIFICATION PURSUANT TO 8 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Peoples Financial Services Corp. (the “Company”) for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     March 21, 2003

Exhibit 99.2

Exhibit 99.1

CEETIFICATION PURSUANT TO 8 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Peoples Financial Services Corp. (the “Company”) for the period ended December 31, 2002, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     March 21, 2003