Form 10-Q
period 2003-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2003-05-14
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003,
                                                                                                         or
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

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ____ No X

Number of shares outstanding as of March 31, 2003	COMMON STOCK ($2 Par Value)	3,157,301
	(Title Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2003

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION	Number
	Item 1	Financial Statements
		Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002 (Audited)	3
		Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2003 and 2002	4
		Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2003 and 2002	5
		Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002	6-7
		Notes to Consolidated Financial Statements	8-10
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-19
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
	Item 4	Controls and Procedures	20

PART II.		OTHER INFORMATION
	Item 1	Legal Proceedings	21
	Item 2	Changes in Securities	21
	Item 3	Defaults in Senior Securities	21
	Item 4	Submission of Matters for Security Holder Vote	21
	Item 5	Other Information	21
	Item 6	Exhibits and Reports on Form 8-K	21
		Signatures	22
		Certifications	23-24
		Exhibit Index	25
		Exhibits	26-27

PART I
ITEM 1. FINANCIAL STATEMENTS

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2003 (UNAUDITED) and December 31, 2002

	March 2003	December 2002
	(In Thousands, except Per Share Data)
ASSETS
Cash and Due from Banks	$ 6,526	$ 6,237
Interest Bearing Deposits in Other Banks	208	103
Federal Funds Sold	4,385	0
Cash and Cash Equivalents	11,119	6,340
Securities Available for Sale	99,729	105,972
Loans	227,357	221,193
Allowance for Loan Loss	(1,984)	(1,935)
Loans, Net	225,373	219,258
Premises and equipment, net	4,225	3,830
Accrued interest receivable	1,949	2,166
Other assets	9,822	9,276
Total Assets	$352,217	$346,842
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest Bearing	$ 32,517	$ 32,411
Interest Bearing	230,779	226,776
Total Deposits	263,296	259,187
Accrued Interest Payable	663	656
Short-term Borrowings	5,437	13,113
Long-term Borrowings	42,619	34,744
Other Liabilities	1,171	819
Total Liabilities	313,186	308,519
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 18,750,000 shares; issued 3,341,250 shares; outstanding 3,157,301 shares and 3,150,000 shares;
at March 31, 2003 and December 31, 2002 respectively	6,683	4,455
Surplus	2,484	4,617
Retained Earnings	30,805	30,016
Accumulated Other Comprehensive Income	1,870	2,096
Treasury Stock, at Cost	(2,811)	(2,861)
Total Stockholders' Equity	39,031	38,323
Total Liabilities and Stockholders' Equity	$ 352,217	$ 346,842

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended March 31,
	2003	2002
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans Receivable, Including Fees	$ 3,816	$ 3,709
Securities:
Taxable	857	982
Tax-exempt	302	334
Other	2	8
Total Interest Income	4,977	5,033
INTEREST EXPENSE
Deposits	1,421	1,730
Borrowed Funds	518	409
Total Interest Expense	1,939	2,139
Net Interest Income	3,038	2,894
PROVISION FOR LOAN LOSSES	60	15
Net Interest Income after Provision for Loan Losses	2,978	2,879
OTHER INCOME
Customer Service Fees	308	270
Gains (Losses) on Security Sales	57	(15)
Other Income	168	159
Total Other Income	533	414
OTHER EXPENSES
Salaries and Employee Benefits	905	736
Occupancy	115	94
Furniture and Equipment	61	85
FDIC Insurance and Assessments	34	32
Professional Fees and Outside Services	67	52
Computer Service and Supplies	131	100
Taxes, Other Than Payroll and Income	89	76
Other	361	519
Total Other Expenses	1,763	1,694
Income before Income Taxes	1,748	1,599
FEDERAL INCOME TAXES	454	392
Net Income	$ 1,294	$ 1,207
NET INCOME PER SHARE
Basic	$ 0.41	$ 0.38
Diluted	$ 0.41	$ 0.38

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 2002	$ 4,455	$ 4,617	$ 30,016	$ 2,096	$ (2,861)	$ 38,323
Comprehensive income:
Net income	0	0	1,294	0	0	1,294
Net change in unrealized gains (losses)on securities
available for sale, net of taxes	0	0	0	(226)	0	(226)
Total Comprehensive Income	0	0	0	0	0	1,068
Cash dividends paid, $.16 per share	0	0	(505)	0	0	(505)
Purchase of treasury stock	0	0	0	0	(25)	(25)
Shares issued from treasury related to dividend
reinvestment plan and stock option plan	0	95	0	0	75	170
Three-for-Two Stock Split 1,113,750 shares	2,228	(2,228)	0	0	0	0
BALANCE - MARCH 31, 2003	$ 6,683	$ 2,484	$ 30,805	$ 1,870	$ (2,811)	$ 39,031

BALANCE - DECEMBER 31, 2001	$ 4,455	$ 4,611	$ 26,851	$ 536	$ (2,699)	$ 33,754
Comprehensive income:
Net income	0	0	1,207	0	0	1,207
Net change in unrealized gains (losses) on securities
available for sale, net of taxes	0	0	0	(174)	--	(174)
Total Comprehensive Income	0	0	0	0	0	1,033
Cash dividends Paid, $0.14 per share	0	0	(442)	0	0	(442)
Purchase of treasury stock	0	0	0	0	(8)	(8)
BALANCE - MARCH 31, 2002	$ 4,455	$ 4,611	$ 27,616	$ 362	$ (2,707)	$ 34,337

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,294	$ 1,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	88
Provision for loan losses	60	15
Loss on sale of other real estate	6	17
Amortization of securities premiums and accretion of discounts	168	41
Net realized (gains) losses on sales of investment securities	(57)	15
Decrease in accrued interest receivable	217	181
Increase in other assets	(418)	(165)
Increase in accrued interest payable	7	21
Increase in other liabilities	352	226
Net Cash Provided by Operating Activities	1,697	1,646
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	3,037	6,917
Proceeds from maturities of and principal repayments on
available for sale securities	3,480	6,195
Purchase of available for sale securities	(6,803)	(10,066)
Principal payments on mortgage-backed securities	6,076	3,130
Net increase in loans	(6,210)	(13,868)
Purchase of premises and equipment	(463)	(218)
Proceeds from sale of other real estate	17	0
Net Cash Used in Investing Activities	(866)	(7,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(505)	(442)
Increase in deposits	4,109	10,063
Proceeds from long-term borrowings	8,000	10,000
Repayment of long-term borrowings	(125)	(25)
Net decrease in short-term borrowings	(7,676)	(15,897)
Purchase of treasury stock	(25)	(8)
Issuance of treasury stock	170	0
Net Cash Provided by Financing Activities	3,948	3,691
Increase (Decrease) in Cash and Cash Equivalents	4,779	(2,573)

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
	Three Months Ended March 31,
	2003	2002
	(In Thousands)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,340	7,279
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 11,119	$ 4,706
SUPPLEMENTARY DISCLOSURES OF CASH PAID
Interest paid	$1,939	$2,139
Income taxes paid	$ 453	$ 454
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to real estate through foreclosure	$ 35	$ 0
See notes to consolidated financial statements.

1.     BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiary, Peoples National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     STOCKHOLDERS’ EQUITY AND SUBSEQUENT EVENT

On April 1, 2003, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend. Accordingly, 1,113,750 shares of common stock will be issued to the Company’s stockholders and $2,228,000 will be transferred from surplus to common stock. The effect of this stock split has been retroactively reflected as of March 31, 2003 on the consolidated balance sheet and the statement of stockholders’ equity. The earnings per share amounts disclosed on the consolidated income statement and in the related footnote reflect the effect of the split on the number of outstanding shares for all periods presented.

3.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split declared April 1, 2003:

	Three Months Ended March 31,
	2003	2002
Net income applicable to common stock	$ 1,294,000	$ 1,207,000

Weighted average common shares outstanding	3,154,349	3,158,505
Effect of dilutive securities, stock options	16,821	4,950
Weighted average common shares outstanding used to calculate diluted earnings per share	3,171,170	3,163,455

Basic earnings per share	$ 0.41	$ 0.38
Dilluted earnings per share	$ 0.41	$ 0.38

4.     OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
Unrealized holding gains (losses) on available for sale securities	$ (285)	$ (278)
Less: Reclassification adjustment for gains realized in net income	57	(15)
Net Unrealized Gains	(342)	(263)
Tax effect	116	89
Other comprehensive income	$ (226)	$ (174)

5.     STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2003 and 2002. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the quarter ended March 31, 2003 and 2002, would have been reduced to the proforma amounts indicated below:

Three Months Ended March 31,
	2003	2002
(In Thousands, except Per Share Data)
Net income as reported	$ 1,294	$ 1,207
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been
applied to all awards	0	0
Pro forma net income	$ 1,294	$ 1,207
Basic earnings per share:
As reported	$ 0.41	$ 0.38
Pro forma	$ 0.41	$ 0.38
Diluted earnings per share:
As reported	$ 0.41	$ 0.38
Pro forma	$ 0.41	$ 0.38

6.     NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies.” In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company’s financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $763,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at March 31, 2003 was $763,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $151,000. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation’s financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s only subsidiary, Peoples National Bank provides financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and northern Lackawanna counties in Pennsylvania, and southern Broome County in New York. The Bank also operates a branch in Conklin, New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical information, this Report may be deemed to contain “forward looking” information. Examples of forward looking information may include, but are not limited to (a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 16 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter increased 7.2% to $ 1.294 million as compared to $ 1.207 million for the first quarter of 2002. Diluted earnings per share increased 7.9% to $ .41 per share for the first quarter of 2003 from $ .38 per share in the first quarter of 2002, as adjusted for the stock split declared April 1, 2003. At March 31, 2003 the Company had total assets of $352.217 million, total loans of $227.357 million, and total deposits of $263.296 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2003 cash, federal funds sold, and deposits with other banks totaled $11.119 million as compared to $ 6.340 million on December 31, 2002. The increase over the three months of 2003, has been due to the increase in Federal Funds Sold which had a balance of $ 0 at the end of 2002 and now has a balance of $ 4.385 million.

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

Investments:

Investments totaled $99.729 million on March 31, 2003, decreasing by $6.243 million over the December 31, 2002 total of $105.972 million. This correlates directly to the increase in loans over the same period.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of March 31, 2003 included an unrealized gain of $2.834 million reflected as accumulated other comprehensive income of $1.870 million in shareholders’ equity, net of deferred income taxes of $964 thousand. This compares to an unrealized gain of $3.176 million at December 31, 2002 reflected as accumulated other comprehensive income of $2.096 million, net of deferred income taxes of $1.080 million.

Management monitors the earnings performance and effectiveness of liquidity of the investment portfolio on a monthly basis through the Asset/Liability Committee (“ALCO”). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans:

Net loans increased $6.115 million or 2.79% to $225.373 million as of March 31, 2003 from $219.258 million as of December 31, 2002. Of the loan growth experienced in the first quarter of 2003, the most significant growth occurred in commercial loans. Commercial loans increased $7.016 million or 7.39% to $101.950 million as of March 31, 2003 compared to $94.934 million as of December 31, 2002.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort. Management has continued its efforts to create good underwriting standards for both commercial and consumer credit. The Bank’s lending continues to consist primarily of retail lending which includes single family residential mortgages and other consumer lending. Most commercial lending is done primarily with locally owned small businesses.

Other Assets:

Other Assets increased $546 thousand or 5.89% to $9.822 million as of March 31, 2003 from $9.276 million as of December 31, 2002. The largest portion of the increase in other assets was due to the pre-payment of Pennsylvania shares tax for 2003. The balance in this account was $251 thousand as of March 31, 2003 compared to a $0 balance as of December 31, 2002.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the three-month period ended March 31, 2003, total deposits increased by $4.109 million or 1.59% to $263.296 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2003 were $5.437 million as compared to $13.113 million as of December 31, 2002 a decrease of $7.676 million or 58.5%. Long-term borrowings were $42.619 million as of March 31, 2003 compared to $34.744 million as of December 31, 2002 an increase of $7.875 million or 22.7%. The decrease in short-term borrowings was directly related to the increase in long-term borrowings as the bank moved to lock in at historically low long-term borrowing rates.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of March 31, 2003 regulatory capital to total assets was 9.91% as compared to the same, 9.91% on December 31, 2002. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the three months ended March 31, 2003 the Company purchased 795 shares for the treasury at a total cost of $25,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 14.11% and the total capital ratio to risk weighted assets ratio was 14.93% at March 31, 2003. The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity and Interest Rate Sensitivity:

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statement of cash flows presented in the accompanying financial statements included in Part I of this Form 10Q provide analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets.

The Company’s Asset/Liability Committee (ALCO) addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The Company’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2003 totaled $23.565 million, which consisted of $16.188 million in unfunded commitments of existing loans, $6.614 million to grant new loans and $763 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company’s Asset/Liability Committee (ALCO) is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed by the Company’s Board of Directors.

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2003:

TABLE 20

Statement of Interest Sensitivity Gap

(In thousands)

	3 Months	3 to 6 Months	Maturity or Repricing In: 6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS
Loans	$ 40,079	$ 12,599	$ 24,672	$ 103,839	$ 44,184
Securities	9,254	4,514	7,168	44,144	34,649
Federal Funds Sold	4,385	0	0	0	0
Total Rate Sensitive Assets	53,718	17,113	31,840	147,983	78,833
Cummulative Rate Sensitive Assets	53,718	70,831	102,671	250,654	329,487

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	681	681	1,363	10,903	9,086
Money Market Deposits	1,041	1,041	2,081	16,650	13,875
Regular Savings	1,798	1,737	3,916	27,787	23,156
CDs and IRAs	27,113	13,164	19,664	52,260	2,782
Short-term Borrowings	5,437	0	0	0	0
Long-term Borrowings	0	0	0	15,000	27,619
Total Rate Sensitive Liabilities	36,070	16,623	27,024	122,600	76,518
Cummulative Rate Sensitive Liabilities	36,070	52,693	79,717	202,317	278,835

Period Gap	17,648	490	4,816	25,383	2,315
Cummulative Gap	17,648	18,138	22,954	48,337	50,652
Cummulative Rate Sensitive Assets to Liabilities	148.93%	134.42%	128.79%	123.89%	118.17%
Cummulative Gap to Total Assets	5.09%	5.23%	6.62%	13.94%	14.60%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2003 total interest income decreased by $56 thousand, or 1.1%, to $4.977 million as compared to $5.033 million for the three months ended March 31, 2002. This decrease was primarily due to the continued decrease in yield on earnings assets, which decreased to 6.14% as compared to 6.94 % for the first three months of 2002. Average earning assets increased to $328.774 million for the three months ended March 31, 2003 as compared to $294.301 million for the three months ended March 31, 2002.

Total interest expense decreased by $200 thousand, or 9.4 % to $1.939 million for the three months ended March 31, 2003 from $2.139 million for the three months ended March 31, 2002. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.85 % as compared to 3.52 % for the first three months of 2002. Average interest-bearing liabilities increased to $275.796 million for the three months ended March 31, 2003 as compared to $246.590 million for the three months ended March 31, 2002.

Net interest income increased by $144 thousand, or 5.0%, to $3.038 million for the three months ended March 31, 2003 from $2.894 million for the three months ended March 31, 2002. The Bank’s net interest spread decreased to 3.29% for the first three months of 2003 from 3.42 % for the first three months of 2002. The net interest margin decreased to 3.75 % from 3.99 % for the three-month period ended March 31, 2003 and 2002 respectively.

The average loan yield was 6.87 % during the first quarter of 2003, a decrease of 8.8 % from 7.53 % during the comparable period in 2002. Average loan balances increased $25.288 million, or 12.7%, to $225.174 million during the first quarter of 2003 from $199.886 million during the same period in 2002.

Yields on securities were 4.57 % for the first quarter of 2003, a decrease of 20.5 % from 5.75 % during the comparable period in 2002. Average security balances increased $9.949 million, or 10.7%, to $102.760 million during the first quarter of 2003 from $92.811 million during the same period in 2002.

Overall, yields on earning assets decreased 11.5 % to 6.14 % during the first quarter of 2003 compared to 6.94% for the first quarter of 2002. Average earning assets, however, increased to $328.744 million, or 11.7%, from $294.301 million for the same period in 2002.

The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 23.2% to 2.55% for the three months ended March 31, 2003 from 3.32% for the comparable period in 2002. Average rates paid on borrowings decreased 11.2% to 4.20% for the first three months of 2003 from 4.73% for the comparable period in 2002.

The quarter to date net interest margin calculation for March 31, 2003, and 2002, is shown below:

TABLE 2
Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

(In Thousands)

	Three Months Ended March 31,
	2003			2002
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 108,631	$ 1,972	7.36%	$103,140	$ 2,003	7.88%
Installment	18,310	321	7.11%	18,296	381	8.45%
Commercial	89,651	1,430	6.47%	66,510	1,192	7.27%
Tax Exempt	7,924	82	4.20%	11,260	120	4.32%
Other Loans	658	11	6.78%	680	13	7.75%
Total Loans	225,174	3,816	6.87%	199,886	3,709	7.53%
Investment Securities (AFS)
Taxable	78,456	857	4.43%	67,429	983	5.91%
Non-Taxable	24,304	302	5.04%	25,382	334	5.34%
Total Securities	102,760	1,159	4.57%	92,811	1,317	5.75%
Fed Funds Sold	840	2	0.97%	1,604	7	1.77%
Total Earning Assets	328,774	4,977	6.14%	294,301	5,033	6.94%
Less: Allowance for Loan Losses	(1,952)			(1,819)
Cash and Due from Banks	5,413			5,062
Premises and Equipment, Net	4,036			3,436
Other Assets	11,368			11,671
Total Assets	$ 347,639			$ 312,651
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$21,779	50	0.93%	$20,841	64	1.25%
Regular Savings	56,627	205	1.47%	53,387	273	2.07%
Money Market Savings	34,301	147	1.74%	31,600	187	2.40%
Time	113,101	1,019	3.65%	105,694	1,206	4.63%
Total Interest Bearing Deposits	225,808	1,421	2.55%	211,522	1,730	3.32%
Other Borrowings	49,988	518	4.20%	35,068	409	4.73%
Total Interest Bearing Liabilities	275,796	1,939	2.85%	246,590	2,139	3.52%
Net Interest Income		$3,038	3.29%		$2,894	3.42%
Non-Interest Bearing Demand Deposits	31,484			30,486
Accrued Expenses and Other Liabilities	2,166			1,982
Stockholder's Equity	38,193			33,593
Total Liabilities and Stockholder's Equity	$ 347,639			$ 312,651
Interest Income/Earning Assets			6.14%			6.94%
Interest Expense/Earning Assets			2.39%			2.95%
Net Interest Margin			3.75%			3.99%

Provision for Loan Loss:

The provision for loan loss for the three months ended March 31, 2003 was $60,000, an increase of $45,000, or 300.0% from $15,000 for the same period in 2002. The Bank’s loan volume continues to be strong. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended March 31, 2003, charge-offs totaled $19,000 while net charge-offs totaled $11,000 as compared to $19,000 and $7,000 respectively for the same three-month period in 2002.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all “problem loans” including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the board of directors. The Bank has not had nor presently has any foreign loans. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.

Other Income:

Other income was $533 thousand for the three-months ended March 31, 2003, an increase of $119 thousand, or 28.7% over the comparable period in 2002

Service charges and fees increased 14.1%, or $38 thousand, to $308 thousand in the first quarter of 2003, from $270 thousand in the first quarter of 2002.

Gains on security sales were $57 thousand for the quarter ended March 31, 2003 compared to a loss of $15 thousand for the comparable period in 2002, an increase of $72 thousand.

Other Operating Expenses:

Total other expenses increased 4.1%, or $69 thousand, to $1.763 million during the first quarter of 2003 compared to $1.694 million for the comparable period in 2002.

Salaries and benefits increased 23.0%, or $169 thousand, to $905 thousand for the first quarter of 2003 compared to $736 thousand for the same period in 2002 due to normal pay increases and increased staff. The full-time equivalent number of employees was 98 as of March 31, 2003 compared to 92 as of March 31. 2002 due to the addition of branch staff for the first quarter of 2003, when compared to the same period in 2002.

Occupancy expenses increased 22.3%, or $21 thousand, to $115 thousand during the first quarter of 2003 compared to $94 thousand for the same period in 2002. Furniture and fixtures expense decreased 28.2%, or $24 thousand, to $61 thousand for the first quarter of 2003 compared to $85 thousand for the first quarter of 2002. This decrease was due to the decrease of depreciation expense during the first quarter of 2003 compared to the same period in 2002.

All other operating expenses decreased $97 thousand, or 12.5%, to $682 thousand in the first quarter of 2003 compared to $779 thousand for the same period in 2002. The decrease was due to the $158 thousand provision for possible losses on the alleged fraud on the sale of securities by Bentley Financial Services, Inc., recorded in the first quarter of 2002. This charge against income was a non-recurring event.

Income Tax Provision:

The Corporation recorded an income tax provision of $454 thousand, or 26.0% of income, and $392 thousand, or 24.5% of income, for the quarters ended March 31, 2003 and 2002 respectively.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Fed Funds rate has remained the same for the first quarter of 2003. It remains to be seen if the next change in overnight rates by the Fed is an upward move or a downward move. As of March 31, 2003, the Bank is currently showing sensitivity to downward rate shift scenarios. While this remains in question, the results of the latest financial simulation follows. The simulation shows a possible increase in net interest income of 4.4% or $557,000, in a +200 basis point rate shock scenario over a one-year period. A decrease of 6.3 % or $786,000 is shown in the model at a –200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2002, for further discussion of this matter.

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
Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common
Share” filed as part of Item 8 of this report.

(21)	Subsidiaries of Peoples Financial Services Corp. *
(99.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(99.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

**	Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange
Commission on April 20, 2001

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
January 13, 2003, submitted as Exhibit 99, regarding Year End Earnings and Dividend Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP

By	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, AVP/Controller

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 81 U.S.C. SECTION 1350

        I, John W. Ord, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Peoples Financial Services Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By/s/	John W. Ord Chief Executive Officer and President

Date:    May 14, 2003

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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By/s/	Debra E. Dissinger Executive Vice President

Date:    May 14, 2003

EXHIBIT INDEX

ITEM NUMBER	DESCRIPTION	PAGE
99.1	Sarbanes-Oxley Act of 2002 Section 906	28
	Certification of Chief Executive Officer
99.2	Sarbanes-Oxley Act of 2002 Section 906	29
	Certification of Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     May 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     May 14, 2003