Form 10-Q
period 2003-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2003-08-14
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003,
                                                                                                         or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ____ No X

Number of shares outstanding as of June 30, 2003	COMMON STOCK ($2 Par Value)	3,165,248
	(Title Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2003

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION	Number
	Item 1	Financial Statements
		Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3
		Consolidated Statements of Income (Unaudited) for the Three Months Ended June 30, 2003 and 2002	4
		Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended June 30, 2003 and 2002	5
		Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002	6-7
		Notes to Consolidated Financial Statements	8-10
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-20
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4	Controls and Procedures	21

PART II.		OTHER INFORMATION
	Item 1	Legal Proceedings	22
	Item 2	Changes in Securities	22
	Item 3	Defaults in Senior Securities	22
	Item 4	Submission of Matters for Security Holder Vote	22
	Item 5	Other Information	22
	Item 6	Exhibits and Reports on Form 8-K	23
		Signatures	24
		Exhibit Index	25
		Exhibits	26-29

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2003 (UNAUDITED) and December 31, 2002 (AUDITED)

	June 2003	December 2002
(In Thousands, except Per Share Data)
ASSETS
Cash and Due from Banks	$ 9,216	$ 6,237
Interest Bearing Deposits in Other Banks	125	103
Federal Funds Sold	7,150	--
Cash and Cash Equivalents	16,491	6,340
Securities Available for Sale	106,599	105,972
Loans	227,875	221,193
Allowance for Loan Loss	(2,028)	(1,935)
Loans, Net	225,847	219,258
Premises and equipment, net	4,468	3,830
Accrued interest receivable	1,940	2,166
Other assets	8,286	9,276
Total Assets	$ 363,631	$ 346,842
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest Bearing	$ 37,477	$ 32,411
Interest Bearing	233,706	226,776
Total Deposits	271,183	259,187
Accrued Interest Payable	638	656
Short-term Borrowings	7,981	13,113
Long-term Borrowings	42,398	34,744
Other Liabilities	710	819
Total Liabilities	$ 322,910	$ 308,519
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,250 and 2,227,500 shares; outstanding 3,165,248 shares and 2,100,000 shares;
at June 30, 2003 and December 31, 2002 respectively	6,683	4,455
Surplus	2,615	4,617
Treasury Stock at Costs	(2,746)	(2,861)
Undivided Profit	31,576	30,016
Accumulated Other Comprehensive Income	2,593	2,096
Total Stockholders' Equity	40,721	38,323
Total Liabilities and Stockholders' Equity	$ 363,631	$ 346,842

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$ 7,620	$ 7,515	$ 3,804	$ 3,806
Securities:
Taxable	1,598	1,911	741	953
Tax-exempt	645	662	343	328
Other	20	59	18	27
Total Interest Income	9,883	10,147	4,906	5,114
INTEREST EXPENSE
Deposits	2,826	3,450	1,405	1,720
Borrowed funds	1,056	845	538	436
Total Interest Expense	3,882	4,295	1,943	2,156
Net Interest Income	6,001	5,852	2,963	2,958
PROVISION FOR LOAN LOSSES	120	60	60	45
Net Interest Income after Provision for Loan Losses	5,881	5,792	2,903	2,913
OTHER INCOME (LOSSES)
Customer service fees	634	557	326	287
Net realized gains on sales of securities available for sale	196	82	139	97
Impairment of security	--	(850)	--	(850)
Other income	330	332	162	173
Total Other Income (losses)	1,160	121	627	(293)
OTHER EXPENSES
Salaries and employee benefits	1,847	1,591	942	855
Occupancy	222	195	107	101
Furniture and Equipment	150	181	89	96
FDIC insurance and assessments	67	64	33	32
Professional fees and outside services	113	115	46	63
Computer service and supplies	258	224	127	124
Taxes, other than payroll and income	175	157	86	81
Other	750	925	389	406
Total Other Expenses	3,582	3,452	1,819	1,758
Income before Income Taxes	3,459	2,461	1,711	862
FEDERAL INCOME TAXES	887	525	433	133
Net Income	$ 2,572	$ 1,936	$ 1,278	$ 729
EARNINGS PER SHARE
Basic	$ 0.81	$ 0.61	$ 0.40	$ 0.23
Diluted	$ 0.81	$ 0.61	$ 0.40	$ 0.23

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 2002	$ 4,455	$ 4,617	$ 30,016	$ 2,096	$(2,861)	$ 38,323
Comprehensive income:
Net income	--	--	2,572	--	--	2,572
Net change in unrealized gains (losses)on securities available for sale, net of taxes	--	--	--	497	--	497
Total Comprehensive Income						3,069
Cash dividends declared, $.32 per share	--	--	(1,012)	--	--	(1,012)
Treasury stock purchase	--	--	--	--	(34)	(34)
Treasury stock issued for dividend reinvestment plan and stock option plan	--	226	--	--	149	375
Three-for-two stock split 2,227,500 shares	2,228	(2,228)	--	--	--	--
BALANCE - JUNE 30, 2003	6,683	2,615	31,576	2,593	(2,746)	40,721
BALANCE - DECEMBER 31, 2001	4,455	4,611	26,851	536	(2,699)	33,754
Comprehensive income:
Net income	--	--	1,936	--	--	1,936
Net change in unrealized gains (losses)on securities available for sale, net of taxes	--	--	--	671	--	671
Total Comprehensive Income						2,607
Cash dividends paid, $.29 per share	--	--	(905)	--	--	(905)
Purchase of treasury stock	--	--	--	--	(167)	(167)
BALANCE - JUNE 30, 2002	$ 4,455	$ 4,611	$ 27,882	$ 1,207	$(2,866)	$ 35,289
See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,572	$ 1,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	186
Provision for loan losses	120	60
Loss on sale of equipment	19	--
Loss on sale of other real estate	6	22
Amortization of securities premiums and accretion of discounts	419	98
Net realized (gains) losses on sales of investment securities	(196)	(82)
Impairment of securities	--	850
Increase in accrued interest receivable	226	132
Increase in other assets	746	(385)
Increase in accrued interest payable	(18)	(23)
Increase in other liabilities	(109)	(476)
Net Cash Provided by Operating Activities	3,942	2,318
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	16,647	11,609
Proceeds from maturities of available for sale securities	2,368	11,436
Purchase of available for sale securities	(34,697)	(23,862)
Principal payments on mortgage-backed securities	15,585	5,024
Net increase in loans	(6,744)	(16,808)
Purchase of premises and equipment	(814)	(364)
Proceeds from sale of other real estate	17	22
Net Cash Used in Investing Activities	(7,638)	(12,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,012)	(905)
Increase in deposits	11,996	17,952
Proceeds from long-term borrowings	8,000	10,000
Repayment of long-term borrowings	(346)	(101)
Net decrease in short-term borrowings	(5,132)	(15,892)
Purchase of treasury stock	(34)	(167)
Issuance of treasury stock	375	--
Net Cash Provided by Financing Activities	13,847	10,887
Increase (Decrease) in Cash and Cash Equivalents	10,151	262

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
Three Months Ended March 31,
	2003	2002
(In Thousands)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$ 6,340	$ 7,279
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 16,491	$ 7,541
SUPPLEMENTARY DISCLOSURES OF CASH PAID
Interest paid	$ 3,882	$ 4,318
Income taxes paid	$ 892	$ 812
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to real estate through foreclosure	$ 35	$ 40
See notes to consolidated financial statements.

1.     BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiary, Peoples National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split declared April 1, 2003:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income applicable to common stock	$ 2,572,000	$ 1,936,000	$ 1,278,000	$ 729,000
Weighted average common shares outstanding	3,157,527	3,155,061	3,160,679	3,151,656
Effect of dilutive securities, stock options	22,258	5,526	27,695	6,101
Weighted average common shares outstanding used to
calculate diluted earnings per share	3,179,785	3,160,587	3,188,374	3,157,757

Basic earnings per share	$ .81	$ .61	$ .40	$ .23
Diluted earnings per share	$ .81	$ .61	$ .40	$ .23

3.     OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months and six months ended June 30, 2003 and 2002 are as follows:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(In Thousands, except Per Share Data)

Unrealized holding gains (losses) on available for sale securities	$ 949	$ 249	$ 1,235	$ 527
Less classification adjustment for gains (losses) realized in net income	196	(768)	139	(753)
Net unrealized gains	753	1,017	1,096	1,280
Tax effect	(256)	(346)	(373)	(435)
Other comprehensive income	$ 497	$ 671	$ 723	$ 845

4.     STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2003 and 2002. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the six months and three months ended June 30, 2003 and 2002, would have been reduced to the proforma amounts indicated below:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
(In Thousands, except Per Share Data)

Net income as reported	$ 2,572	$ 1,936	$ 1,278	$ 729
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards.	--	(23)	--	(23)
Pro forma net income	$ 2,572	$ 1,913	$ 1,278	$ 706

Basic earnings per share:
As reported	$ .81	$ .61	$ .40	$ .23
Pro forma	$ .81	$ .61	$ .40	$ .22
Diluted earnings per share:
As reported	$ .81	$ .61	$ .40	$ .23
Pro forma	$ .81	$ .61	$ .40	$ .22

5.     NEW ACCOUNTING STANDARDS

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $860,000 of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at June 30, 2003 was $860,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $248,000. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

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

OVERVIEW

Net income for the quarter increased 32.9% to $ 2.572 million as compared to $ 1.936 million for the second quarter of 2002. Diluted earnings per share increased 32.8% to $ .81 per share for the second quarter of 2003 from $ .61 per share in the second quarter of 2002, as adjusted for the stock split declared April 1, 2003. At June 30, 2003 the Company had total assets of $363.631 million, total loans of $227.875 million, and total deposits of $271.183 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2003 cash, federal funds sold, and deposits with other banks totaled $16.491 million as compared to $6.340 million on December 31, 2002. The increase over the six months of 2003, has been due to the increase in Federal Funds Sold which had a balance of $ 0 at the end of 2002 and now has a balance of $ 7.150 million.

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

Investments:

Investments totaled $106.599 million on June 30, 2003, increasing by $627 thousand over the December 31, 2002 total of $105.972 million. As loan demand has slowed in the second quarter of 2003, the investment portfolio and Fed Funds have utilized the increase in deposits in that same time period.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of June 30, 2003 included an unrealized gain of $3.929 million reflected as accumulated other comprehensive income of $2.593 million in shareholders’ equity, net of deferred income taxes of $1.336 million. This compares to an unrealized gain of $3.176 million at December 31, 2002 reflected as accumulated other comprehensive income of $2.096 million, net of deferred income taxes of $1.080 million.

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

Loans:

Net loans increased $6.589 million or 3.01% to $225.847 million as of June 30, 2003 from $219.258 million as of December 31, 2002. Of the loan growth experienced in the first half of 2003, the most significant growth occurred in commercial loans. Commercial loans increased $8.354 million or 8.80% to $103.288 million as of June 30, 2003 compared to $94.934 million as of December 31, 2002.

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

Other Assets:

Other Assets decreased $990 thousand or 10.67% to $8.286 million as of June 30, 2003 from $9.276 million as of December 31, 2002. The largest portion of the decrease in other assets was due to the receipt of $1.187 million due to the bank in partial settlement of the fraud case against Robert E. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. This settlement directly reduced other assets.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the six-month period ended June 30, 2003, total deposits increased by $11.996 million or 4.63% to $271.183 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2003 were $7.981 million as compared to $13.113 million as of December 31, 2002 a decrease of $5.132 million or 39.14%. Long-term borrowings were $42.398 million as of June 30, 2003 compared to $34.744 million as of December 31, 2002 an increase of $7.654 million or 22.03%. The decrease in short-term borrowings was directly related to the increase in long-term borrowings as the bank moved to lock in at historically low long-term borrowing rates.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of June 30, 2003 regulatory capital to total assets was 9.79 % as compared to the same, 9.91% on December 31, 2002. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment and stock purchase plan. In the six months ended June 30, 2003 the Company purchased 1,586 shares for the treasury at a total cost of $34,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 14.28 % and the total capital ratio to risk weighted assets ratio was 15.11 % at June 30, 2003. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The Company’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2003 totaled $26.873 million, which consisted of $15.716 million in unfunded commitments of existing loans, $10.297 million to grant new loans and $860 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2003:

	Maturity or Repricing In:
	3 Months	3 to 6 Months	6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS
Loans	$ 40,110	$ 14,715	$ 25,722	$ 105,085	$ 40,215
Securities	6,393	3,914	7,192	47,341	41,759
Federal Funds Sold	7,150	--	--	--	--
Total Rate Sensitive Assets	53,653	18,629	32,914	152,426	81,974
Cummulative Rate Sensitive Assets	53,653	72,282	105,196	257,622	339,596

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	864	734	1,469	11,752	9,793
Money Market Deposits	1,034	1,034	2,069	16,548	13,791
Regular Savings	1,856	2,437	3,578	28,626	23,855
CDs and IRAs	15,547	16,668	24,706	55,323	2,022
Short-term Borrowings	7,981	--	--	--	--
Long-term Borrowings	--	--	--	17,812	24,586
Total Rate Sensitive Liabilities	27,282	20,873	31,822	130,061	74,047
Cummulative Rate Sensitive Liabilities	27,282	48,155	79,977	210,038	284,085

Period Gap	26,371	(2,244)	1,092	22,365	7,927
Cummulative Gap	26,371	24,127	25,219	47,584	55,511
Cummulative Rate Sensitive Assets to Liabilities	196.66%	150.10%	131.53%	122.65%	119.54%
Cummulative Gap to Total Assets	7.25%	6.64%	6.94%	13.09%	15.27%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2003 total interest income decreased by $208 thousand, or 4.07%, to $4.906 million as compared to $5.114 million for the three months ended June 30, 2002. This decrease was primarily due to the continued decrease in yield on earnings assets, which decreased to 5.81% as compared to 6.66% for the second quarter of 2002. Average earning assets increased to $338.958 million for the three months ended June 30, 2003 as compared to $307.965 million for the three months ended June 30, 2002.

For the six months ended June 30, 2003 total interest income decreased by $264 thousand, or 2.60% to $9.883 million as compared to $10.147 million for the six months ended June 30, 2002. This was also due to the decrease in yield on earning assets, which decreased to 5.97% for the first half of 2003 as compared to 6.79% for the first half of 2002. Average earning assets increased to $333.894 million for the six months ended June 30, 2003 as compared to $301.170 million for the six months ended June 30, 2002.

Total interest expense decreased by $213 thousand, or 9.88 % to $1.943 million for the three months ended June 30, 2003 from $2.156 million for the three months ended June 30, 2002. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.76 % as compared to 3.35 % for the second quarter of 2002. Average interest-bearing liabilities increased to $282.752 million for the three months ended June 30, 2003 as compared to $257.788 million for the three months ended June 30, 2002.

For the six months ended June 30, 2003 total interest expense decreased by $413 thousand, or 9.62% to $3.882 million as compared to $4.295 million for the six months ended June 30, 2002. Again, the decrease in the cost of funds to 2.80% for the first half of 2003 as compared to 3.43% for the first half of 2002 caused this decrease. Average interest bearing liabilities increased to $279.293 million for the first half of 2003 compared to $252.221 million for the first half of 2002.

Net interest income decreased by $5 thousand, or .17%, to $2.963 million for the three months ended June 30, 2003 from $2.958 million for the three months ended June 30, 2002. The Bank’s net interest spread decreased to 3.05% for the second quarter of 2003 from 3.31 % for the second quarter of 2002. The net interest margin decreased to 3.51 % from 3.85 % for the three-month periods ended June 30, 2003 and 2002 respectively.

For the six months ended June 30, 2003 net interest income increased $149 thousand, or 2.55% to $6.001 million as compared to $5.852 million for the six months ended June 30, 2002. This increase is due to an increase in the volume of average earning assets with which offset a decrease in the net interest spread to 3.17% for the six months ended June 30, 2003 compared to 3.36% for the six months ended June 30, 2002. The net interest margin decreased to 3.62% from 3.92% for the six month periods ended June 30, 2003 and 2002, respectively.

Below are the tables which set forth Average balances and corresponding yields for both the three month and six month periods ended June 30, 2003.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Year to Date)

	2003			2002
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 108,486	$ 3,906	7.26%	$104,450	$ 4,004	7.73%
Installment	18,123	640	7.12%	18,233	746	8.25%
Commercial	90,997	2,879	6.38%	70,862	2,505	7.13%
Tax Exempt	8,383	173	4.16%	11,110	237	4.30%
Other Loans	647	22	6.86%	599	23	7.74%
Total Loans	226,636	7,620	6.78%	205,254	7,515	7.38%
Investment Securities (AFS)
Taxable	76,987	1,598	4.19%	68,676	1,952	5.73%
Non-Taxable	27,025	645	4.81%	25,364	662	5.26%
Total Securities	104,012	2,243	4.35%	94,040	2,614	5.61%
Fed Funds Sold	3,246	20	1.24%	1,876	18	1.93%
Total Earning Assets	333,894	9,883	5.97%	301,170	10,147	6.79%
Less: Allowance for Loan Losses	(1,977)			(1,825)
Cash and Due from Banks	5,889			5,591
Premises and Equipment, Net	4,207			3,505
Other Assets	10,982			11,777
Total Assets	$ 352,995			$ 320,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$23,290	107	0.93%	$22,171	137	1.25%
Regular Savings	57,806	408	1.42%	54,940	559	2.05%
Money Market Savings	34,535	281	1.64%	32,813	389	2.39%
Time	114,440	2,030	3.58%	107,088	2,365	4.45%
Total Interest Bearing Deposits	230,071	2,826	2.48%	217,012	3,450	3.21%
Other Borrowings	49,222	1,056	4.33%	35,209	845	4.84%
Total Interest Bearing Liabilities	279,293	3,882	2.80%	252,221	4,295	3.43%
Net Interest Spread		$6,001	3.17%		$5,852	3.36%
Non-Interest Bearing Demand Deposits	33,140			32,240
Accrued Expenses and Other Liabilities	2,047			1,890
Stockholder's Equity	38,515			33,867
Total Liabilities and Stockholder's Equity	$ 352,995			$ 320,218
Interest Income/Earning Assets			5.97%			6.79%
Interest Expense/Earning Assets			2.34%			2.88%
Net Interest Margin			3.62%			3.92%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Quarter to Date)

	2003			2002
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 108,342	$ 1,934	7.16%	$105,745	$ 2,001	7.59%
Installment	17,938	319	7.13%	18,171	365	8.06%
Commercial	92,328	1,449	6.29%	75,166	1,313	7.01%
Tax Exempt	8,838	91	4.13%	10,963	117	4.28%
Other Loans	636	11	6.94%	519	10	7.73%
Total Loans	228,082	3,804	6.69%	210,564	3,806	7.25%
Investment Securities (AFS)
Taxable	75,534	741	3.93%	69,910	969	5.56%
Non-Taxable	29,716	343	4.63%	25,346	328	5.19%
Total Securities	105,250	1,084	4.13%	95,256	1,297	5.46%
Fed Funds Sold	5,626	18	1.28%	2,145	11	2.06%
Total Earning Assets	338,958	4,906	5.81%	307,965	5,114	6.66%
Less: Allowance for Loan Losses	(2,002)			(1,831)
Cash and Due from Banks	6,360			6,114
Premises and Equipment, Net	4,377			3,573
Other Assets	10,599			11,883
Total Assets	$ 358,292			$ 327,704
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$24,784	57	0.92%	$23,485	73	1.25%
Regular Savings	58,972	203	1.38%	56,476	286	2.03%
Money Market Savings	34,768	134	1.55%	34,013	202	2.38%
Time	115,764	1,011	3.50%	108,466	1,159	4.29%
Total Interest Bearing Deposits	234,288	1,405	2.41%	222,440	1,720	3.10%
Other Borrowings	48,464	538	4.45%	35,348	436	4.95%
Total Interest Bearing Liabilities	282,752	1,943	2.76%	257,788	2,156	3.35%
Net Interest Spread		$2,963	3.05%		$2,958	3.31%
Non-Interest Bearing Demand Deposits	34,777			33,976
Accrued Expenses and Other Liabilities	1,930			1,801
Stockholder's Equity	38,833			34,139
Total Liabilities and Stockholder's Equity	$ 358,292			$ 327,704
Interest Income/Earning Assets			5.81%			6.66%
Interest Expense/Earning Assets			2.30%			2.81%
Net Interest Margin			3.51%			3.85%

Provision for Loan Loss:

For the three month period ended June 30, 2003 the provision for Loan Loss increased by $15,000 or 33.33% to $60,000 as compared to $45,000 for the three months ended June 30, 2002.

The provision for loan loss for the six months ended June 30, 2003 was $120,000 an increase of $60,000, or 100.0% from $60,000 for the same period in 2002. Loan growth, particularly growth in commercial loans, required the increased provisions. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended June 30, 2003, charge-offs totaled $23,000 while net charge-offs totaled $16,000 as compared to $25,000 and $20,000 respectively for the same three-month period in 2002.

Charge-offs totaled $42,000 for the six month period ended June 30, 2003 while net charge-offs totaled $27,000 as compared to charge-offs of $43,000 and net charge-offs of $26,000 for the comparable period in 2002.

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

Other Income:

Other income was $627 thousand for the three-months ended June 30, 2003, an increase of $920 thousand, or 313.99% over the comparable period in 2002. This is due to the inclusion of the impairment charge of $850,000 on a Worldcom bond in the 2002 figures.

Other income was $1.160 million for the six month period ended June 30, 2003, an increase of $1.039 million, or 858.68% as compared to $121 thousand for the same six month period in 2002. Again, this difference between the two periods is primarily due to the security impairment previously discussed.

Service charges and fees increased 13.59%, or $39 thousand, to $326 thousand for the three month period ended June 30, 2003, from $287 thousand in the same period in 2002.

Service charges and fees increased 13.82%, or $77 thousand to $634 thousand for the six month period ended June 30, 2003 from $557 thousand for the six month period ended June 30, 2002.

Gains on security sales were $139 thousand for the quarter ended June 30, 2003 compared $97 thousand for the comparable period in 2002, an increase of $42 thousand, or 43.30%.

Gains on security sales increased 139.02%, or $114 thousand to $196 thousand for the six month period ended June 30, 2003 as compared to $82 thousand for the same period in 2002. Increases in security gains in 2003 have been the result of the bank selling securities which would be called in the near term at par while those securities still had gains in them.

Other Operating Expenses:

Total other expenses increased 3.47%, or $61thousand, to $1.819 million during the three month period ended June 30, 2003 compared to $1.758 million for the comparable period in 2002.

Total other expenses increased 3.77%, or $130 thousand to $3.582 million for the six month period ended June 30, 2003 as compared to total other expenses of $3.452 million for the six month period ended June 30, 2002.

Salaries and benefits increased 10.18%, or $87 thousand to $942 thousand for the three month period ended June 30, 2003 compared to $855 thousand for the same period in 2002 due to normal pay increases and increased staff.

Salaries and benefits increased 16.09%, or $256 thousand to $1.847 million for the six month period ended June 30, 2003 as compared to $1.591 million for the comparable period in 2002. The full-time equivalent number of employees was 98 as of June 30, 2003 compared to 96 as of June 30, 2002 due to the addition of branch staff for the first half of 2003, when compared to the same period in 2002.

Occupancy expenses increased 5.94%, or $6 thousand, to $107 thousand for the three month period ended June 30, 2003 compared to $101 thousand for the same period in 2002. Occupancy expenses increased 13.85%, or $27 thousand to $222 thousand for the six month period ended June 30, 2003 as compared to $195 thousand for the same period in 2002. Furniture and fixtures expense decreased 7.29%, or $7 thousand to $89 thousand for the second quarter of 2003 compared to $96 thousand for the second quarter of 2002. Furniture and fixtures expense decreased 17.13%, or $31 thousand to $150 thousand for the six month period ended June 30, 2003 as compared to $181 thousand for the six month period ended June 30, 2002. This decrease was due to the decrease of depreciation expense during the first half of 2003 compared to the same period in 2002.

All other operating expenses decreased $25 thousand, or 3.54%, to $681 thousand for the three months ended June 30, 2003 compared to $706 thousand for the same period in 2002. All other operating expense categories decreased $122 thousand, or 8.22% to $1.363 million for the six months ended June 30, 2003. This compares to $1.485 million for the comparable period in 2002. The decrease was aided by the $158 thousand provision for possible losses on the alleged fraud on the sale of securities by Bentley Financial Services, Inc., recorded in the first half of 2002. This charge against income was a non-recurring event.

Income Tax Provision:

The Corporation recorded an income tax provision of $433 thousand, or 25.3% of income, and $133 thousand, or 15.4% of income, for the quarters ended June 30, 2003 and 2002 respectively.

The income tax provision recorded was $887 thousand, or 25.6% of income, and $525 thousand, or 21.3% of income, for the six month periods ended June 30, 2003 and 2002 respectively.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Fed Funds rate was lowered by 25 basis points on June 25, 2003. It remains to be seen how this will effect the net interest income and net income position of the bank. As of June 30, 2003, the Bank is currently showing sensitivity to downward rate shift scenarios. While this remains in question, the results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 2.04% or $247,000, in a +200 basis point rate shock scenario over a one-year period. A decrease of 2.93 % or $355,000 is shown in the model at a –200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2002, for further discussion of this matter.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, the chief executive and chief financial officers of the company concluded that the company’s disclosure controls and procedures were adequate.

(b)     Changes in internal controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the controls for the quarter ended June 30, 2003 by the chief executive and chief financial officers.

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

   None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

At the Annual Meeting of Stockholders held on April 26, 2003, Chairman Shurtleff reported that the Judge of Election and Proxy had completed the voting tabulations. On the basis of that report, Chairman Shurtleff declared that John W. Ord and Russell D. Shurtleff were elected for a three-year term and Beard Miller Company, LLP, had been ratified as the independent auditors for the year-ending December 31, 2003.

The following outlines the items voted on at the meeting as well as the votes cast for, against, and non-vote:

I.	Election of Class I Directors
	Name	For	Withold Authority
	John W. Ord	1,469,797	9,715
	Russell D. Shurtleff	1,461,548	17,962

	Class II Directors whose terms will expire in 2004
	Gerald R. Pennay
	Thomas F. Chamberlain
	Class I Directors whose terms will expire in 2005
	Jack M. Norris
	George H. Stover, Jr.
II.	Ratification of selection of Beard Miller Company, LLC as independent auditors of the bank for 2002.
	For	Against	Abstain
	1,479,100	412	2

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
Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per
Share” filed as part of Item 1 of this report.

(21)	Subsidiaries of Peoples Financial Services Corp. *
(31.1)	Certification of Chief Executive Officer
(31.2)	Certification of Chief Financial Officer
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

**	Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange
Commission on April 20, 2001

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
April 4, 2003, submitted as Exhibit 99, regarding first quarter earnings, dividend announcement, and stock split.
Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
May 15, 2003, submitted as Exhibit 99, regarding change in directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP

By	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, AVP/Controller

EXHIBIT INDEX

Exhibit 31.1

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
b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of June 30, 2003; and
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
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls during the second quarter ended June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

By/s/	John W. Ord Chief Executive Officer and President

Date:    August 13, 2003

Exhibit 31.2

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
b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of June 30 ,2003; and
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls during the second quarter ended June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

By/s/	Debra E. Dissinger Executive Vice President

Date:    August 13, 2003

Exhibit 32.1

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     August 13, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 8 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     August 13, 2003