Form 10-Q
period 2003-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2003-11-14
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003,
                                                                                                         or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ____ No X

Number of shares outstanding as of September 30, 2003	COMMON STOCK ($2 Par Value)	3,165,248
	(Title Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2003

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION	Number
	Item 1	Financial Statements
		Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3
		Consolidated Statements of Income (Unaudited) for the Three Months and the Nine Months Ended September 30, 2003 and 2002	4
		Consolidated Statements of Stockholders' Equity (Unaudited) for the Nine Months Ended September 30, 2003 and 2002	5
		Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002	6-7
		Notes to Consolidated Financial Statements	8-10
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-20
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4	Controls and Procedures	21

PART II.		OTHER INFORMATION
	Item 1	Legal Proceedings	22
	Item 2	Changes in Securities	22
	Item 3	Defaults in Senior Securities	22
	Item 4	Submission of Matters for Security Holder Vote	22
	Item 5	Other Information	22
	Item 6	Exhibits and Reports on Form 8-K	23
		Signatures	24
		Exhibit Index	25
		Exhibits	26-29

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2003 (UNAUDITED) and December 31, 2002 (AUDITED)

	September 2003	December 2002
(In Thousands, except Per Share Data)
ASSETS
Cash and Due from Banks	$ 7,285	$ 6,237
Interest Bearing Deposits in Other Banks	169	103
Cash and Cash Equivalents	7,454	6,340
Securities Available for Sale	112,854	105,972
Loans	231,530	221,193
Allowance for Loan Loss	(2,089)	(1,935)
Loans, Net	229,441	219,258
Premises and Equipment, net	4,424	3,830
Accrued Interest Receivable	1,988	2,166
Other Assets	9,150	9,276
Total Assets	$ 365,311	$ 346,842
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-Interest Bearing	$ 38,014	$ 32,411
Interest Bearing	237,724	226,776
Total Deposits	275,738	259,187
Accrued Interest Payable	632	656
Short-term Borrowings	5,724	13,113
Long-term Borrowings	42,176	34,744
Other Liabilities	1,049	819
Total Liabilities	$ 325,319	$ 308,519
STOCKHOLDERS' EQUITY
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,250 and 2,227,500 shares; outstanding 3,165,248 shares and 2,100,000 shares;
at September 30, 2003 and December 31, 2002 respectively	6,683	4,455
Surplus	2,615	4,617
Treasury Stock at Cost	(2,746)	(2,861)
Retained Earnings	32,673	30,016
Accumulated Other Comprehensive Income	767	2,096
Total Stockholders' Equity	39,992	38,323
Total Liabilities and Stockholders' Equity	$ 365,311	$ 346,842

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine Months Ended		Three Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$ 11,368	$ 11,387	$ 3,748	$ 3,872
Securities:
Taxable	2,406	2,938	808	986
Tax-exempt	996	998	351	336
Other	33	23	13	5
Total Interest Income	14,803	15,346	4,920	5,199
INTEREST EXPENSE
Deposits	4,149	5,023	1,323	1,573
Borrowed funds	1,602	1,295	546	450
Total Interest Expense	5,751	6,318	1,869	2,023
Net Interest Income	9,052	9,028	3,051	3,176

PROVISION FOR LOAN LOSSES	180	120	60	60
Net Interest Income after Provision for Loan Losses	8,872	8,908	2,991	3,116
OTHER INCOME (LOSSES)
Customer service fees	943	870	309	313
Gains (losses) on security sales	652	148	456	66
Impairment of security	--	(850)	--	--
Other income	519	501	189	169
Total Other Income	2,114	669	954	548
OTHER EXPENSES
Salaries and benefits	2,747	2,463	900	872
Occupancy	334	297	112	102
Equipment	223	254	73	73
FDIC insurance and assessments	101	97	34	33
Professional fees and outside services	175	165	62	50
Computer service and supplies	392	337	134	113
Taxes, other than payroll and income	261	238	86	81
Other	1,100	1,250	350	325
Total Other Expenses	5,333	5,101	1,751	1,649
Income before Income Taxes	5,653	4,476	2,194	2,015

INCOME TAXES	1,478	1,038	591	513
Net Income	$ 4,175	$ 3,438	$ 1,603	$ 1,502
EARNINGS PER SHARE
Basic	$ 1.32	$ 1.09	$ 0.51	$ 0.48
Diluted	$ 1.31	$ 1.09	$ 0.50	$ 0.47
DIVIDENDS PER SHARE
	$ 0.48	$ 0.43	$ 0.16	$ 0.14

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 2002	$ 4,455	$ 4,617	$ 30,016	$ 2,096	$(2,861)	$ 38,323
Comprehensive income:
Net income	--	--	4,175	--	--	4,175
Net change in unrealized gains (losses)on securities available for sale, net of taxes	--	--	--	(1,329)	--	(1,329)
Total Comprehensive Income						2,846
Cash dividends declared, $0.48 per share	--	--	(1,518)	--	--	(1,518)
Treasury stock purchase	--	--	--	--	(34)	(34)
Treasury stock issued for dividend reinvestment plan and stock option plan	--	226	--	--	149	375
Three-for-two stock split 2,227,500 shares	2,228	(2,228)	--	--	--	--
BALANCE - SEPTEMBER 30, 2003	6,683	2,615	32,673	767	(2,746)	39,992
BALANCE - DECEMBER 31, 2001	4,455	4,611	26,851	536	(2,699)	33,754
Comprehensive income:
Net income	--	--	3,438	--	--	3,438
Net change in unrealized gains (losses)on securities available for sale, net of taxes	--	--	--	1,499	--	1,499
Total Comprehensive Income						4,937
Cash dividends paid, $0.43 per share	--	--	(1,368)	--	--	(1,368)
Purchase of treasury stock	--	--	--	--	(167)	(167)
BALANCE - SEPTEMBER 30, 2002	$ 4,455	$ 4,611	$ 28,921	$ 2,035	$(2,866)	$ 37,156

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,175	$ 3,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	272
Provision for loan losses	180	120
Loss on sale of equipment	18	--
Loss on sale of other real estate	6	22
Amortization of securities premiums and accretion of discounts	629	190
(Gains) on sales of investment securities, net	(652)	(148)
Impairment of securities	--	850
Increase in accrued interest receivable	178	143
Decrease (Increase) in other assets	917	(544)
Increase (Decrease) in accrued interest payable	(24)	(44)
Increase in other liabilities	230	192
Net Cash Provided by Operating Activities	5,900	4,491
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	22,360	17,993
Proceeds from maturities of available for sale securities	4,734	14,717
Purchase of available for sale securities	(59,557)	(43,710)
Principal payments on mortgage-backed securities	23,411	7,471
Net increase in loans	(10,398)	(22,967)
Purchase of premises and equipment	(855)	(614)
Proceeds from sale of other real estate	102	39
Net Cash Used in Investing Activities	(20,203)	(27,071)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,518)	(1,368)
Increase in deposits	16,551	20,602
Proceeds from long-term borrowings	8,000	15,000
Repayment of long-term borrowings	(568)	(178)
Net decrease in short-term borrowings	(7,389)	(10,022)
Purchase of treasury stock	(34)	(167)
Issuance of treasury stock	375	--
Net Cash Provided by Financing Activities	15,417	23,867
Net Increase in Cash and Cash Equivalents	1,114	1,287

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
Nine Months Ended September 30,
	2003	2002
(In Thousands)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$ 6,340	$ 7,279
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 7,454	$ 8,566
SUPPLEMENTARY DISCLOSURES OF CASH PAID
Interest paid	$ 5,751	$ 6,318
Income taxes paid	$ 1,339	$ 891
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to real estate through foreclosure	$ 35	$ 105

See notes to consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split declared April 1, 2003:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income applicable to common stock	$ 1,603,000	$ 1,502,000	$ 4,175,000	$ 3,438,000
Weighted average common shares outstanding	3,165,248	3,149,325	3,160,129	3,153,129
Effect of dilutive securities, stock options	33,988	6,273	26,168	5,774
Weighted average common shares outstanding used to
calculate diluted earnings per share	3,199,236	3,155,598	3,186,297	3,158,903

Basic earnings per share	$ .51	$ .48	$ 1.32	$ 1.09
Diluted earnings per share	$ .50	$ .47	$ 1.31	$ 1.09

3.     OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months and nine months ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(In Thousands, except Per Share Data)

Unrealized holding gains (losses) on available for sale securities	$ (1,361)	$ 1,569	$ (2,310)	$ 1,320
Less reclassification adjustment for gains (losses) realized in net income	652	(702)	456	66
Net unrealized gains	(2,013)	2,271	(2,766)	1,254
Tax effect	684	(772)	940	(426)
Other comprehensive income	$ (1,329)	$ 1,499	$ (1,826)	$ 828

4.     STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2003 and 2002. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the nine months and three months ended September 30, 2003 and 2002, would have been reduced to the proforma amounts indicated below:

	Nine Months Ended		Three Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
(In Thousands, except Per Share Data)

Net income as reported	$ 4,175	$ 3,438	$ 1,603	$ 1,502
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards.	(1)	(23)	(1)	--
Pro forma net income	$ 4,174	$ 3,415	$ 1,602	$ 1,502

Basic earnings per share:
As reported	$ 1.32	$ 1.09	$ .51	$ .48
Pro forma	$ 1.32	$ 1.08	$ .51	$ .48
Diluted earnings per share:
As reported	$ 1.31	$ 1.09	$ .50	$ .47
Pro forma	$ 1.31	$ 1.08	$ .50	$ .47

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,093,000 of standby letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at September 30, 2003 was $1,093,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $466,000. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. This statement clarifies the definition of a derivative and incorporates certain decisions made by the board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, and should be applied prospectively. The provisions of the statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

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

OVERVIEW

Net income for the quarter increased 6.7% to $1.603 million as compared to $1.502 million for the third quarter of 2002. Diluted earnings per share increased 6.4% to $.50 per share for the second quarter of 2003 from $.47 per share in the second quarter of 2002, as adjusted for the stock split declared April 1, 2003. At September 30, 2003 the Company had total assets of $365.311 million, total net loans of $229.441 million, and total deposits of $275.738 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2003 cash, federal funds sold, and deposits with other banks totaled $7.454 million as compared to $6.340 million on December 31, 2002.

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

Investments:

Investments totaled $112.854 million on September 30, 2003, increasing by $6.882 million over the December 31, 2002 total of $105.972 million. As loan demand has slowed in the first three quarters of 2003, the investment portfolio and Fed Funds have utilized the increase in deposits in that same time period.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of September 30, 2003 included an unrealized gain of $1.163 million reflected as accumulated other comprehensive income of $767 thousand in stockholders’ equity, net of deferred income taxes of $396 thousand. This compares to an unrealized gain of $3.176 million at December 31, 2002 reflected as accumulated other comprehensive income of $2.096 million, net of deferred income taxes of $1.080 million.

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

Loans:

Net loans increased $10.183 million or 4.64% to $229.441 million as of September 30, 2003 from $219.258 million as of December 31, 2002. Of the loan growth experienced in the first half of 2003, the most significant growth occurred in commercial loans. Commercial loans increased $11.378 million or 11.99% to $106.312 million as of September 30, 2003 compared to $94.934 million as of December 31, 2002.

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

Other Assets:

Other Assets decreased $126 thousand or 1.36% to $9.150 million as of September 30, 2003 from $9.276 million as of December 31, 2002. The largest portion of the decrease in other assets was due to the receipt of $1.187 million due to the bank in partial settlement of the fraud case against Robert E. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. This settlement directly reduced other assets.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the nine-month period ended September 30, 2003, total deposits increased by $16.551 million or 6.39% to $275.738 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2003 were $5.724 million as compared to $13.113 million as of December 31, 2002 a decrease of $7.389 million or 56.35%. Long-term borrowings were $42.176 million as of September 30, 2003 compared to $34.744 million as of December 31, 2002 an increase of $7.432 million or 21.39%. The decrease in short-term borrowings was directly related to the increase in long-term borrowings as the bank moved to lock in at historically low long-term borrowing rates.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2003 regulatory capital to total assets was 9.79% as compared to 9.91% on December 31, 2002. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment and stock purchase plan.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 14.62% and the total capital ratio to risk weighted assets ratio was 15.47% at September 30, 2003. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The Company’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2003 totaled $30.514 million, which consisted of $19.725 million in unfunded commitments of existing loans, $9.696 million to grant new loans and $1.093 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2003:

	Maturity or Repricing In:
	3 Months	3 to 6 Months	6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS
Loans	$ 46,233	$ 11,314	$ 26,831	$ 108,123	$ 36,940
Securities	5,098	3,195	11,299	52,047	41,215
Federal Funds Sold	--	--	--	--	--
Total Rate Sensitive Assets	51,331	14,509	38,130	160,170	78,155
Cumulative Rate Sensitive Assets	51,331	65,840	103,970	264,140	342,295

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	814	814	1,627	13,017	10,847
Money Market Deposits	1,049	1,049	2,098	16,789	13,991
Regular Savings	2,668	1,769	3,538	28,306	23,588
CDs and IRAs	19,097	12,954	35,387	45,785	2,537
Short-term Borrowings	5,724	--	--	--	--
Long-term Borrowings	--	--	--	17,670	24,506
Total Rate Sensitive Liabilities	29,352	16,586	42,650	121,567	75,469
Cumulative Rate Sensitive Liabilities	29,352	45,938	88,588	210,155	285,624

Period Gap	21,979	(2,077)	(4,520)	38,603	2,686
Cumulative Gap	21,979	19,902	15,382	53,985	56,671
Cumulative Rate Sensitive Assets to Liabilities	174.88%	143.32%	117.36%	125.69%	119.84%
Cumulative Gap to Total Assets	6.02%	5.45%	4.21%	14.78%	15.51%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended September 30, 2003 total interest income decreased by $279 thousand, or 5.37%, to $4.920 million as compared to $5.119 million for the three months ended September 30, 2002. This decrease was primarily due to the continued decrease in yield on earnings assets, which decreased to 5.58% as compared to 6.56% for the second quarter of 2002. Average earning assets increased to $349.546 million for the three months ended September 30, 2003 as compared to $314.345 million for the three months ended September 30, 2002.

For the nine months ended September 30, 2003 total interest income decreased by $543 thousand, or 3.54% to $14.803 million as compared to $15.346 million for the nine months ended September 30, 2002. This was also due to the decrease in yield on earning assets, which decreased to 5.84% for the first three quarters of 2003 as compared to 6.71% for the first three quarters of 2002. Average earning assets increased to $338.837 million for the nine months ended September 30, 2003 as compared to $305.610 million for the nine months ended September 30, 2002.

Total interest expense decreased by $154 thousand, or 7.61% to $1.869 million for the three months ended September 30, 2003 from $2.023 million for the three months ended September 30, 2002. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.58 % as compared to 3.07 % for the third quarter of 2002. Average interest-bearing liabilities increased to $287.370 million for the three months ended September 30, 2003 as compared to $261.777 million for the three months ended September 30, 2002.

For the nine months ended September 30, 2003 total interest expense decreased by $567 thousand, or 8.97% to $5.751 million as compared to $6.318 million for the nine months ended September 30, 2002. Again, the decrease in the cost of funds to 2.73% for the first three quarters of 2003 as compared to 3.31% for the first three quarters of 2002 caused this decrease. Average interest bearing liabilities increased to $282.015 million for the first three quarters of 2003 compared to $255.441 million for the first three quarters of 2002.

Net interest income decreased by $125 thousand, or 3.94%, to $3.051 million for the three months ended September 30, 2003 from $3.176 million for the three months ended September 30, 2002. The Bank’s net interest spread decreased to 3.00% for the third quarter of 2003 from 3.50 % for the third quarter of 2002. The net interest margin decreased to 3.44 % from 3.98 % for the three-month periods ended September 30, 2003 and 2002 respectively.

For the nine months ended September 30, 2003 net interest income increased $24 thousand, or .27% to $9.052 million as compared to $9.028 million for the nine months ended September 30, 2002. This increase is due to an increase in the volume of average earning assets which offset a decrease in the net interest spread to 3.11% for the nine months ended September 30, 2003 compared to 3.41% for the nine months ended September 30, 2002. The net interest margin decreased to 3.57% from 3.95% for the nine month periods ended September 30, 2003 and 2002, respectively.

Below are the tables which set forth average balances and corresponding yields for both the three month and six month periods ended September 30, 2003.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Year to Date)

	2003			2002
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 108,093	$ 5,807	7.18%	$105,626	$ 6,063	7.67%
Installment	17,976	941	7.00%	18,282	1,091	7.98%
Commercial	92,314	4,330	6.27%	73,737	3,876	7.03%
Tax Exempt	8,423	257	4.08%	9,926	323	4.35%
Other Loans	627	33	7.04%	574	34	7.92%
Total Loans	227,433	11,367	6.68%	208,145	11,388	7.31%
Investment Securities (AFS)
Taxable	78,999	2,406	4.07%	70,455	2,938	5.58%
Non-Taxable	28,612	996	4.65%	25,431	998	5.25%
Total Securities	107,611	3,403	4.23%	95,886	3,956	5.52%
Fed Funds Sold	3,793	33	1.16%	1,579	23	1.95%
Total Earning Assets	338,837	14,803	5.84%	305,610	15,346	6.71%
Less: Allowance for Loan Losses	(2,002)			(1,841)
Cash and Due from Banks	6,340			5,882
Premises and Equipment, Net	4,291			3,574
Other Assets	10,581			11,786
Total Assets	$ 358,047			$ 325,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$24,152	165	0.91%	$22,922	207	1.21%
Regular Savings	58,717	589	1.34%	55,754	825	1.98%
Money Market Savings	34,857	408	1.56%	33,844	565	2.23%
Time	114,826	2,987	3.48%	106,977	3,425	4.28%
Total Interest Bearing Deposits	232,552	4,149	2.39%	219,497	5,022	3.06%
Other Borrowings	49,463	1,602	4.33%	35,944	1,296	4.82%
Total Interest Bearing Liabilities	282,015	5,751	2.73%	255,441	6,318	3.31%
Net Interest Spread		$9,052	3.11%		$9,028	3.41%
Non-Interest Bearing Demand Deposits	35,386			33,435
Accrued Expenses and Other Liabilities	1,538			1,809
Stockholder's Equity	39,108			34,326
Total Liabilities and Stockholder's Equity	$ 358,047			$ 325,011
Interest Income/Earning Assets			5.84%			6.71%
Interest Expense/Earning Assets			2.27%			2.76%
Net Interest Margin			3.57%			3.95%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Quarter to Date)

	2003			2002
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 107,321	$ 1,901	7.03%	$107,940	$ 2,059	7.57%
Installment	17,687	301	6.75%	18,380	345	7.45%
Commercial	94,906	1,451	6.07%	79,392	1,371	6.85%
Tax Exempt	8,501	83	3.87%	7,596	87	4.54%
Other Loans	588	11	7.42%	525	11	8.31%
Total Loans	229,003	3,747	6.49%	213,833	3,873	7.19%
Investment Securities (AFS)
Taxable	83,943	809	3.82%	73,955	1,006	5.40%
Non-Taxable	31,732	351	4.39%	25,564	336	5.21%
Total Securities	115,675	1,160	3.98%	99,519	1,342	5.35%
Fed Funds Sold	4,868	12	0.98%	993	2	0.80%
Total Earning Assets	349,546	4,919	5.58%	314,345	5,199	6.56%
Less: Allowance for Loan Losses	(2,053)			(1,871)
Cash and Due from Banks	7,227			6,456
Premises and Equipment, Net	4,456			3,709
Other Assets	9,792			11,804
Total Assets	$ 368,968			$ 334,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$25,847	58	0.89%	$24,400	70	1.14%
Regular Savings	60,509	181	1.19%	57,354	266	1.84%
Money Market Savings	35,488	127	1.42%	35,874	176	1.95%
Time	115,587	957	3.28%	106,759	1,060	3.94%
Total Interest Bearing Deposits	237,431	1,323	2.21%	224,387	1,572	2.78%
Other Borrowings	49,939	546	4.34%	37,390	451	4.79%
Total Interest Bearing Liabilities	287,370	1,869	2.58%	261,777	2,023	3.07%
Net Interest Spread		$3,050	3.00%		$3,176	3.50%
Non-Interest Bearing Demand Deposits	39,804			35,787
Accrued Expenses and Other Liabilities	1,518			1,651
Stockholder's Equity	40,276			35,228
Total Liabilities and Stockholder's Equity	$ 368,968			$ 334,443
Interest Income/Earning Assets			5.58%			6.56%
Interest Expense/Earning Assets			2.14%			2.58%
Net Interest Margin			3.44%			3.98%

Provision for Loan Loss:

For the three month period ended September 30, 2003 the provision for Loan Loss was the same at $60,000 when compared to the three months ended September 30, 2002.

The provision for loan loss for the nine months ended September 30, 2003 was $180,000 an increase of $60,000, or 50.0% from $120,000 for the same period in 2002. Loan growth, particularly growth in commercial loans, required the increased provisions. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended September 30, 2003, charge-offs totaled $20,000 while net charge-offs totaled $1,000 as compared to $46,000 and $13,000 respectively for the same three-month period in 2002.

Charge-offs totaled $62,000 for the nine month period ended September 30, 2003 while net charge-offs totaled $26,000 as compared to charge-offs of $90,000 and net charge-offs of $40,000 for the comparable period in 2002.

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

Other Income:

Other income was $954 thousand for the three-months ended September 30, 2003, an increase of $406 thousand, or 74.09% over the comparable period in 2002. This is due to a sharp increase in gains on sales of available for sale securities and the sale of the defaulted World Com bond at a gain of $180,000, for total gains on securities sales of $456 thousand, an increase of $390,000 over prior quarters gains of $66 thousand.

Other income was $2.114 million for the nine month period ended September 30, 2003, an increase of $1.445 million, or 215.99% as compared to $669 thousand for the same nine month period in 2002. Again, this difference between the two periods is primarily due to the securities gains previously discussed. Gains on security sales increased $504 thousand to $652 thousand for the nine month period ended September 30, 2003 as compared to $148 thousand for the same period in 2002. Increases in security gains in 2003 have been the result of the bank selling securities which would be called in the near term at par while those securities still had gains in them. Other income for the nine months ended September 30, 2002 also included an $850 thousand impairment loss of the World Com Security.

Service charges and fees decreased 1.28%, or $4 thousand, to $309 thousand for the three month period ended September 30, 2003, from $313 thousand in the same period in 2002.

Service charges and fees increased 8.39%, or $73 thousand to $943 thousand for the nine month period ended September 30, 2003 from $870 thousand for the nine month period ended September 30, 2002.

Other Operating Expenses:

Total other expenses increased 6.19%, or $102 thousand, to $1.751 million during the three month period ended September 30, 2003 compared to $1.649 million for the comparable period in 2002.

Total other expenses increased 4.55%, or $232 thousand to $5.333 million for the nine month period ended September 30, 2003 as compared to total other expenses of $5.101 million for the nine month period ended September 30, 2002.

Salaries and benefits increased 3.21%, or $28 thousand to $900 thousand for the three month period ended September 30, 2003 compared to $872 thousand for the same period in 2002 due to normal pay increases and increased staff.

Salaries and benefits increased 11.53%, or $284 thousand to $2.747 million for the nine month period ended September 30, 2003 as compared to $2.463 million for the comparable period in 2002. The full-time equivalent number of employees was 96 as of September 30, 2003 compared to 92 as of September 30, 2002 due to the addition of branch staff for the first half of 2003, when compared to the same period in 2002.

Occupancy expenses increased 9.80%, or $10 thousand, to $112 thousand for the three month period ended September 30, 2003 compared to $102 thousand for the same period in 2002. Occupancy expenses increased 12.46%, or $37 thousand to $334 thousand for the nine month period ended September 30, 2003 as compared to $297 thousand for the same period in 2002. Furniture and fixtures was the same at $73 thousand for the third quarter of 2003 compared to $73 thousand for the third quarter of 2002. Furniture and fixtures expense decreased 12.20%, or $31 thousand to $223 thousand for the nine month period ended September 30, 2003 as compared to $254 thousand for the nine month period ended September 30, 2002. This decrease was due to the decrease of depreciation expense during the first three quarters of 2003 compared to the same period in 2002.

All other operating expenses increased $64 thousand, or 10.63%, to $666 thousand for the three months ended September 30, 2003 compared to $602 thousand for the same period in 2002. All other operating expense categories decreased $58 thousand, or 2.78% to $2.029 million for the nine months ended September 30, 2003. This compares to $2.087 million for the comparable period in 2002. The decrease was aided by the $158 thousand provision for possible losses on the alleged fraud on the sale of securities by Bentley Financial Services, Inc., recorded in the first half of 2002. This charge against income was a non-recurring event.

Income Tax Provision:

The Corporation recorded an income tax provision of $591 thousand, or 26.9% of income, and $513 thousand, or 25.5% of income, for the quarters ended September 30, 2003 and 2002 respectively.

The income tax provision recorded was $1.478 million, or 26.1% of income, and $1.038 million, or 23.2% of income, for the nine month periods ended September 30, 2003 and 2002 respectively.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Fed Funds rate was lowered by 25 basis points on June 25, 2003. It remains to be seen how this will effect the net interest income and net income position of the bank. As of September 30, 2003, the Bank is currently showing sensitivity to downward rate shift scenarios. While this remains in question, the results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 12.87% or $1,629,000 in a +200 basis point rate shock scenario over a one-year period. A decrease of 19399 % or $2,530,000 is shown in the model at a –200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2002, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.
The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, the chief executive and principal financial officers of the company concluded that the company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls.
The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the controls during the quarter ended September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per
Share” filed as part of Item 1 of this report.

(21)	Subsidiaries of Peoples Financial Services Corp. *
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002
(32.2)	Certification of Prinicpal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

**	Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange
Commission on April 20, 2001

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
July 21, 2003, submitted as Exhibit 99, regarding second quarter earnings and dividend announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP

By	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, AVP/Controller

EXHIBIT INDEX

Exhibit 31.1

CERTIFICATION

        I, John W. Ord, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Peoples Financial Services Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By/s/	John W. Ord Chief Executive Officer and President

Date:    November 13, 2003

Exhibit 31.2

CERTIFICATION

I, Debra E. Dissinger, certify that:

1.	I have reviewed this quarterly report on Form l0-Q of Peoples Financial Services Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By/s/	Debra E. Dissinger Executive Vice President

Date:    November 13, 2003

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     November 13, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     November 13, 2003