Form 10-K
period 2003-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2004-03-12
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003,
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
                                                                                                                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X   No_____

The aggregate market value of voting stock held by non-affiliates of the registrant is $ 86,331,141

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held be executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock on June 30, 2004. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2003	COMMON STOCK ($2 Par Value)	3,165,623
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3-17
	Item 2	Properties	18
	Item 3	Legal Proceedings	19
	Item 4	Submission of Matters to a Vote of Security Holders	20
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	20-21
	Item 6	Selected Financial Data	22
	Item 7	Management's Discussion and Analysis of Financial Condition and	23-50
		Results of Operation
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	50
	Item 8	Financial Statements and Supplementary Data	50
		Independent Auditor's Report	51
		Consolidated Balance Sheets	52
		Consolidated Statements of Income	53
		Consolidated Statements of Stockholders' Equity	54
		Consolidated Statements of Cash Flows	55-56
		Notes to Consolidated Financial Statements	57-81
	Item 9	Changes and Disagreements with Accountants on Accounting and	82
		Financial Disclosure
	Item 9A	Controls and Procedures	82
Part III
	Item 10	Directors and Executive Officers of the Registrant	82
	Item 11	Executive Compensation	82
	Item 12	Security Ownership of Certain Beneficial Owners and Management	82
		and Related Shareholder Matters
	Item 13	Certain Relationships and Related Transactions	82
	Item 14	Principal Accountant Fees and Services	82
Part IV
	Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	83

PART I

ITEM 1        BUSINESS

BRIEF HISTORY

Peoples Financial Services Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank (“PNB” or the “Bank”). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank. PNB is currently in its 98th year of operation.

OPERATING SEGMENTS

The company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included at page 63 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

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

FDICIA        (Federal Deposit Insurance Corporation Improvement Act of 1991)
In December 1991, Congress enacted FDICIA which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things,

• publicly available annual financial condition and management reports for financial institutions, including audits byindependent accountants,
•     the establishment of uniform accounting standards by federal banking agencies,
•     the establishment of a “prompt corrective action” system of regulatory supervision and intervention,       based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with       lower levels of capital,
•     additional grounds for the appointment of a conservator or receiver, and
• restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2003, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 14.93% and its ratio of total capital to risk- weighted assets stood at 15.76%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2003, the company’s leverage capital ratio was 10.22%.

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

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The PNB assessment for 2003 was $40,765. These figures can be compared to FDIC assessments in 2002 of $41,810 and in 2001 of $42,947. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2003 was $ 0.0157 for each $100 of BIF deposits.

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

RECENT LEGISLATION

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

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

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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
•    a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4’s;
•    disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
•    "real time" filing of periodic reports;
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

Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The company is considered to be an affiliate of the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

• to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
• to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

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

MARKET AREAS

The PNB market areas are in the northeastern part of Pennsylvania with the primary focus being Susquehanna and Wyoming Counties. With the addition of an office in Conklin, Broome County, New York, Broome County will now be considered part of the Bank’s market area, particularly the Southern Tier which encompasses the towns of Conklin, Kirkwood, Windsor, and Deposit. In addition, parts of Lackawanna, Wayne, and Bradford Counties in Pennsylvania that border Susquehanna and Wyoming Counties are also considered part of the PNB market area.

In March of 2002, a supermarket branch bank was purchased from Mohawk Community Bank. The branch is located in Norwich, Chenango County, New York. This office is approximately 55 miles from Hallstead and this factor, along with high lease payments and lack of growth opportunities for our Bank in that area, caused the Bank to reassess its decision. Notice was given in December of 2002 to close the office, effective March 31, 2003. This office was officially closed on March 31, 2003.

A decision was made to apply for permission to establish a branch office in New York but closer to Hallstead. Property was purchased in Conklin, New York, approximately 10 miles from Hallstead. Permission to establish a branch was approved and the Conklin office was operational in March of 2003. PNB purchased property in Deposit, New York, on December 12, 2002. With a presence in New York, the Bank will be better able to serve its present customers as well as add new customers. However, the market areas will be substantially the same. The Conklin office opened on March 17, 2003. Regulatory approval has been received for the Deposit location with a third quarter 2004 opening date expected.

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

BUSINESS

Lending Activities
PNB provides a full range of retail and commercial banking services designed to meet the borrowing and depository needs of small and medium sized businesses and consumers in its market areas. A significant amount of PNB’s loans are to customers located within its service areas. PNB has no foreign loans or highly leveraged transaction loans, as defined by the FRB. A majority of the loans in PNB’s portfolio have been originated by PNB. Policies adopted by the Board of Directors are the basis by which PNB conducts its lending activities. These loan policies grant individual lending officers authority to make secured and unsecured loans in specific dollar amounts. Larger loans must be approved by senior officers or by the Board of Directors. PNB’s management information systems and loan review policies are designed to monitor lending to ensure adherence to PNB’s loan policies.

        The commercial loans offered by PNB include

• commercial real estate loans, • working capital, • equipment and other commercial loans, • construction loans, • SBA guaranteed loans, and • agricultural loans.

PNB’s commercial real estate loans are used primarily to provide financing for retail operations, manufacturing operations, farming operations, multi-family housing units, and churches. Commercial real estate secured loans are generally written for a term of 15 years or less or amortized over a longer period with balloon payments at shorter intervals. Personal guarantees are obtained on nearly all commercial loans. Credit analysis, loan review, and an effective collections process are also used to minimize any potential losses. PNB employs three full-time commercial lending officers. These three people are augmented by branch managers who are authorized to make smaller, less complex, commercial loans.

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

Residential mortgage products include adjustable-rate as well as conventional fixed-rate loans. Terms vary from 1, 5, and 10-year adjustable rate loans to 5, 10, 15, 20, and 30-year fully amortized fixed rate loans. Bi-weekly payment plans are also available. Personal secured and unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy customers. The largest segment of PNB’s installment loan portfolio is fixed-rate loans. Most are secured either by automobiles, motorcycles, snowmobiles, boats, other personal property, or by liens filed against real estate. These loans are generally available in terms of up to 15 years with automobile loans having maturities of up to 60 months and real estate loans having maturities up to 15 years. Loans secured by other collateral usually require a maturity of less than 60 months. Home equity products include both fixed-rate term products and also an open-end revolving line of credit with a maximum loan-to-value ratio of 80% of current appraisal. A special MGIC program now offered through the Bank, allows for loans of up to 100% of the appreciated value for qualified applicants. Credit checks, credit scoring, and debt-to-income ratios within preset parameters are used to qualify borrowers.

Mortgage loans have historically had a longer average life than commercial or consumer loans. Accordingly, payment and interest rate risks are greater in some respects with mortgage loans than with commercial or consumer lending. Deposits, which are used as the primary source to fund mortgage lending, tend to be of shorter duration than the average maturities on residential mortgage loans and are more susceptible to interest rate changes. Historical records indicate that our mortgage loans, no matter what maturity, have an average life of less than seven years. In 2003 the Bank started selling mortgages in the secondary market. Mortgages are also written with adjustable rates. Mortgage lending is also subject to economic downturns, in that increases in unemployment could adversely affect the ability of borrowers to repay mortgage loans and decreases in property values could affect the value of the real estate serving as collateral for the loan.

Loan growth in 2003, although not as strong as 2001 and 2002, was still over 2002. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

Loan Approval
Individual loan authorities are established by PNB’s Board of Directors upon recommendation by the senior credit officer. In establishing an individual’s loan authority, the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The President of PNB, along with members of senior management, have the authority to approve loans up to $500,000 following an analysis and review by loan administration and a written recommendation by the Chief Credit Officer. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers loan committee. All loan requests which are either complex in nature or exceed $500,000 must be analyzed and reviewed by loan administration and presented with a recommendation to the full Board of Directors for approval or denial.

PNB generally requires that loans secured by first mortgages or real estate have loan-to-value ratios within specified limits, ranging from 75% for loans secured by raw land to 80% for improved property. In addition, in some instances for qualified borrowers, private mortgage insurance is available for purchase that allows loan-to-value ratios to go as high as 100%. PNB also participates in a guaranteed mortgage insurance program. This allows PNB to make loans on real estate up to 100% of the value of the property. Adjustable rate mortgage products, as well as conventional fixed-rate products, are also available at PNB.

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

INTERNET ADDRESS DISCLOSURES

PNB’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports can be found via a link to the SEC Web page through our Website located at www.peoplesnatbank.com. This website is available free of charge.

PNB has posted it’s Code of Ethics for the chief executive officer, chief operation and financial officer, and controller. This policy can be found at our Website located at www.peoplesnatbank.com.

STATISTICAL DISCLOSURES

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
• Short-Term Borrowings.

ITEM 2        PROPERTIES

PNB has four full-service banking offices in Susquehanna County that are located in:

• Borough of Susquehanna Depot, • Hallstead Plaza, Great Bend Township, • Borough of Hop Bottom, • Montrose office in Bridgewater Township.

PNB’s presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which opened in 1992 until the purchase of the two Mellon offices in 1997. The Wyoming County locations are:

• Borough of Nicholson, • Meshoppen Township, • Tunkhannock Borough

The administrative/operations office of the company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following departments are located at that office:

• commercial, mortgage and consumer lending operations,
•    executive offices,
•    marketing department,
•    human resources office,
•    deposit account support services,
•    data processing services
• corporate accounting

PNB began expanding its branch locations into New York in 2002. The latest update on this expansion is:

• The Bank had an office located in the Price Chopper Super Market in Norwich, Chenango County, New York. This office was purchased from Mohawk Community Bank, Amsterdam, New York, in March of 2002. A decision was made to close this office effective March 31, 2003, because of distance from Hallstead, high lease payments, and lack of growth opportunity for our Bank. The office was closed on March 31, 2003.
•    Subsequently, real estate was purchased in Conklin, New York, approximately 10 miles from Hallstead.      Regulators approved permission to establish an office at that site and the official opening date was March      17, 2003. This site is the first permanent New York State office. The office is located at 1026 Conklin Road      and is approximately ten miles from the Administrative Office of PNB.
•    Also, on December 12, 2002, property was purchased at 108 Second Street, Town of Sanford, Village of      Deposit, Broome County, New York. Regulatory approval has been received to establish this second New      York State office, which is located approximately 25 miles from the Administrative Office.
• The application process is underway for a 3rd New York State office to be located on Front Street in the Town of Chenango, Broome County. If approved and constructed, this office will be approximately 20 miles from the Hallstead Administrative Office.

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza office and the Meshoppen office. The Hallstead Plaza and Meshoppen offices are subject to ground leases. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $2,535 to $17,760 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Seven of the eight offices provide drive-up banking services and five offices have 24-hour ATM services.

ITEM 3        LEGAL PROCEEDINGS

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc. alleging fraud in the sales of securities to financial institutions. Specifically, the Commission alleged that the defendants were representing to investors that they were selling bank-issued, federally insured certificates of deposit when they were actually selling uninsured securities issued by the defendants. The Commission alleged that the defendants have violated the broker-dealer registration and the antifraud provisions of the federal securities laws. The Commission’s action seeks permanent injunctions prohibiting future violations of these provisions and others, disgorgement of the defendants’ ill-gotten gains plus prejudgment interest, and civil penalties against each defendant. Additionally, the Commission’s action sought emergency injunctive and equitable relief consisting principally of a temporary restraining order, an order freezing each defendant’s assets and an order appointing a receiver. The Court granted the Commission’s request on October 24, 2001 for a temporary restraining order and, on November 7, 2001, appointed a receiver for Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. (collectively the Bentley Receivership Entities). The receiver obtained control of all investments and assets of the Bentley Receivership Entities. Peoples regularly invested through Entrust Group for certificates of deposit that the company had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2002, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information, management estimates the loss to be approximately $297,000, which has been charged against operations for the years ended December 31, 2001 and 2002 in the amounts of $139,000 and $158,000, respectively, and the asset was written down to $1,683,000. In 2003, the Bank received two partial payments, one for $1,187,115.79 and one for $323,089.59. The Bank has also been notified that a payment of $83,467.03 will be made by the receiver in the first quarter of 2004. The ultimate resolution of this matter is presently unknown, it is reasonably possible that the loss estimate could change but the change will not be material. The remaining $172,385.62 net claim with the receiver is included in other assets on the consolidated balance sheet of the company as of December 31, 2003. The Bank filed a joint suit with other investors in October 2003 in order to seek recovery of losses that may be owed at the time the receiver makes final settlement.

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

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS

The company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The company’s Common Stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Ryan Beck from Livingston, New Jersey, and Ferris, Baker Watts, Incorporated from Baltimore, Maryland, make a limited market in the company’s Common Stock. The company and previously the Bank has continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2003, there were 74,127 outstanding options to purchase the company’s common stock. See Note 9 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2003, was $12.98 and on December 31, 2002, it was $12.17. As of December 31, 2003, the company had approximately 907 shareholders of record. At such date, 3,165,623 shares of Common Stock were outstanding.

The following table reflects high bid and low asked prices for shares of the company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years. All amounts are adjusted for the three-for-two stock split in 2003.

COMPANY STOCK

	2003			2002
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$ 20.00	$ 22.87	$ 0.16	$ 17.33	$ 17.67	$ 0.14
Second Quarter	$ 22.87	$ 29.25	$ 0.16	$ 17.67	$ 18.33	$ 0.15
Third Quarter	$ 29.25	$ 32.50	$ 0.16	$ 18.33	$ 19.00	$ 0.15
Fourth Quarter	$ 31.50	$ 32.40	$ 0.17	$ 19.00	$ 20.00	$ 0.15

The following table discloses the number of outstanding options, warrants and rights granted by the corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) *
Equity compensation plans
approved by stockholders	74,127	$ 17.38	113,373
Equity compensation plans
not approved by stockholders	0	0	0
Total	74,127	$ 17.38	113,373

* Securities for future issuance are not registered and are issued at the discretion of the Board of Directors on an annual basis.

ITEM 6        SELECTED FINANCIAL DATA

Consolidated Financial Highlights	December
Unaudited	2003	2002	2001	2000	1999
Performance	(In Thousands, except Per Share Data)
Net Income	$ 5,564	$ 5,015	$ 4,836	$ 3,905	$ 3,787
Return of Average Assets	1.54%	1.52%	1.62%	1.42%	1.49%
Return on Average Equity	14.18%	14.30%	15.15%	14.28%	14.27%
Shareholders' Value
Earnings per Share, Basic	$ 1.76	$ 1.59	$ 1.52	$ 1.20	$ 1.16
Earnings per Share, Diluted	$ 1.75	$ 1.59	$ 1.52	$ 1.20	$ 1.16
Dividends	$ 0.65	$ 0.59	$ 0.48	$ 0.41	$ 0.35
Book Value	$ 12.98	$ 12.17	$ 10.69	$ 9.54	$ 8.24
Market Value	$ 32.40	$ 20.00	$ 17.33	$ 16.00	$ 18.00
Market Value/Book Value Ratio	249.61%	164.38%	162.20%	167.71%	218.44%
Price Earnings Multiple	18.41 x	12.57 x	11.40 x	13.33 x	15.52 x
Dividend Payout Ratio	36.96%	36.89%	31.62%	35.15%	29.82%
Dividend Yield	2.07%	3.03%	2.77%	2.58%	1.93%
Safety and Soundness
Stockholders' Equity/Asset Ratio	11.06%	11.05%	10.70%	10.71%	10.26%
Allowance for Loan Loss as a Percent of Loans	0.89%	0.87%	0.94%	1.11%	1.15%
Net Charge Offs/Total Loans	0.056%	0.028%	0.063%	0.045%	0.129%
Allowance for Loan Loss/Nonaccrual Loans	212.70%	567.45%	383.67%	464.44%	985.61%
Allowance for Loan Loss/Non-performing Loans	192.20%	367.87%	306.28%	381.43%	655.22%
Balance Sheet Highlights
Total Assets	$371,289	$346,842	$315,347	$287,625	$261,319
Total Investments	116,126	105,972	100,783	99,678	92,066
Net Loans	234,274	219,437	191,913	170,262	150,630
Allowance for Loan Losses	2,093	1,935	1,816	1,918	1,756
Short-term Borrowings	7,085	13,113	21,338	7,245	5,851
Long-term Borrowings	41,952	34,744	20,000	17,500	12,000
Total Deposits	279,700	259,187	238,891	230,739	215,424
Stockholders' Equity	$ 41,076	$ 38,323	$ 33,754	$ 30,852	$ 26,810

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

Peoples Financial Services Corp. is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the company. The company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates eight full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, Pennsylvania and Conklin, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna and Wyoming Counties in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2003, the Bank employed 87 full-time employees and 21 part-time employees.

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

The following table shows the net interest income on a fully tax equivalent basis for each of the three years ending December 2003, 2002, and 2001.

TABLE 1

NET INTEREST INCOME

	2003	2002	2001
	(In Thousands)

Total Interest Income	$ 19,900	$ 20,490	$ 20,902
Tax Equivalent Adjustment	906	892	991
Total Tax Equivalent Interest Income	20,806	21,382	21,893
Total Interest Expense	7,574	8,329	10,022
Net Interest Income (Fully Tax Equivalent Basis)	$ 13,232	$ 13,053	$ 11,871

Table 2 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities. Yields on tax-exempt assets have not been calculated on a fully tax equivalent basis. For yield calculation purposes, nonaccruing loans are included in average loan balances. Table 3 analyzes the components contributing to the changes in net interest income and indicates the impact in either changes in rate or changes in volume.

TABLE 2
Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

ASSETS	2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 108,030	$ 7,654	7.09%	$ 106,390	$ 8,103	7.62%	$ 98,238	$ 7,995	8.14%
Installment	17,862	1,252	7.01%	18,383	1,447	7.87%	18,945	1,715	9.05%
Commercial	93,781	5,907	6.20%	76,244	5,282	6.93%	54,761	4,696	8.58%
Tax Exempt	8,993	379	4.21%	9,332	409	4.38%	8,428	401	4.76%
Other Loans	627	44	7.02%	569	45	7.91%	461	49	10.63%
Total Loans	229,293	15,236	6.60%	210,918	15,286	7.25%	180,833	14,856	8.22%
Investment Securities (AFS)
Taxable	78,890	3,250	4.12%	72,492	3,902	5.38%	70,636	4,339	6.14%
Non-Taxable	30,515	1,380	4.52%	25,591	1,323	5.17%	28,745	1,522	5.29%
Total Securities	109,405	4,630	4.23%	98,083	5,225	5.33%	99,381	5,861	5.90%
Time Deposits with Other Banks	0	0	0.00%	0	0	0.00%	2,526	149	5.90%
Fed Funds Sold	2,922	34	1.16%	1,320	25	1.89%	806	36	4.47%
Total Earning Assets	341,620	19,900	5.80%	310,477	20,536	6.62%	283,546	20,902	7.37%
Less: Allowance for Loan Losses	(2,027)			(1,858)			(1,905)
Cash and Due from Banks	6,598			5,831			5,130
Premises and Equipment, Net	4,331			3,621			3,393
Other Assets	10,502			11,651			7,939
Total Assets	$ 361,024			$ 329,722			$ 298,133

TABLE 2 (Continued)

	2003			2002			2001
LIABILITIES AND STOCKHOLDERS' EQUITY	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Deposits
Interest Bearing Demand	$ 24,568	217	0.88%	$ 23,307	272	1.17%	$ 21,402	402	1.88%
Regular Savings	58,926	763	1.29%	55,887	1,068	1.91%	51,405	1,497	2.91%
Money Market Savings	35,254	536	1.52%	34,316	731	2.13%	31,494	991	3.15%
Time	114,956	3,907	3.40%	107,742	4,467	4.15%	105,598	5,762	5.46%
Total Interest Bearing Deposits	233,704	5,423	2.32%	221,252	6,538	2.96%	209,899	8,652	4.12%
Other Borrowings	49,903	2,151	4.31%	37,857	1,792	4.73%	25,751	1,370	5.32%
Total Interest Bearing Liabilities	283,607	7,574	2.67%	259,109	8,330	3.21%	235,650	10,022	4.25%
Net Interest Spread		$ 12,326	3.13%		$ 12,206	3.40%		$ 10,880	3.12%
Non-Interest Bearing
Demand Deposits	36,607			33,662			28,546
Accrued Expenses and
Other Liabilities	1,572			1,891			2,013
Stockholder's Equity	39,238			35,060			31,924
Total Liabilities and Stockholder's Equity	$ 361,024			$ 329,722			$ 298,133
Interest Income/Earning Assets			5.83%			6.62%			7.37%
Interest Expense/Earning Assets			2.22%			2.68%			3.53%
Net Interest Margin			3.61%			3.93%			3.84%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income

	2003 to 2002			2002 to 2001
	Increase	Change Due to		Increase	Change Due to
	Decrease	Rate	Volume	Decrease	Rate	Volume
INTEREST INCOME	(In Thousands)
Real Estate Loans	$ (449)	$ (565)	$ 116	$ 108	$ (513)	$ 621
Installment Loans	(195)	(158)	(37)	(268)	(224)	(44)
Commercial Loans	625	(462)	1,087	586	(902)	1,488
Tax Exempt Loans	(30)	(16)	(14)	8	(32)	40
Other Loans	(1)	(5)	4	(4)	(13)	9
Total Loans	(50)	(1,264)	1,214	430	(1,684)	2,114
Investment Securities (AFS)
Taxable	(652)	(916)	264	(437)	(537)	100
Non-Taxable	57	(166)	223	(199)	(36)	(163)
Total Securities (AFS)	(595)	(1,074)	479	(636)	(573)	(63)
Time Deposits with Other Banks	0	0	0	(149)	(149)	0
Fed Funds Sold	9	(10)	19	(11)	(21)	10
Total Interest Income	(636)	(2,451)	1,815	(366)	(2,427)	2,061
INTEREST EXPENSE
Interest Bearing Demand Deposits	(55)	(66)	11	(130)	(152)	22
Regular Savings Deposits	(305)	(344)	39	(429)	(515)	86
Money Market Savings Deposits	(195)	(209)	14	(260)	(320)	60
Time Deposits	(560)	(805)	245	(1,295)	(1,384)	89
Total Interest Bearing Deposits	(1,115)	(1,424)	309	(2,114)	(2,371)	257
Other Borrowings	359	(160)	519	422	(151)	573
Total Interest Expense	(756)	(1,584)	828	(1,692)	(2,522)	830
Net Interest Spread	$ 120	$ (867)	$ 987	$ 1,326	$ 95	$ 1,231

Interest income on total loans decreased in 2003. This decrease of $50,000 is shown in Table 3. Lower interest rates had a negative impact on the banks earnings of $1,264,000 in our year-to-year comparisons of loan income as show in Table 3. Although loan growth had a positive impact on the bottom line of $1,214,000, it was not enough to keep the earnings on loans even with the previous year. Table 2 show the average balance in loans grew from $210,918,000 in 2002 to $229,293,000 in 2003. A similar analysis can be seen in the Total Securities portfolio. Although investments grew from $98,083,000 in 2002 to $109,405,000 in 2003, the income for the year shows a decrease of $595,000 compared to 2002. The decrease in rate caused a negative impact to earnings of $1,074,000 which was diminished somewhat by the growth in the investment portfolio which added $479,000 to earnings.

On the interest expense side, all the categories of deposits grew during 2003 as shown in the average balance comparisons in Table 2. This added more expense for 2003, as shown in Table 3, as $309,000 in the “Volume” column. The decrease in rates helped this side of the balance sheet with reducing interest expense by $1,424,000 on deposits and another $160,000 on borrowed funds. We did add more in Other Borrowings this year as shown in Table 2. The average borrowings in 2002 were $37,857,000 compared to an average of $49,903,000 in 2003. Borrowing these funds cost the Bank an additional $519,000 for the year.

The net effect of the income and expense changes, comparing 2003 to 2002, is shown in the last row of Table 3. The Bank increased net interest income by $120,000 from 2002 to 2003. Net Income was reduced by $959,000 in rate on its existing portfolio, and gained $987,000 in additional revenue from new business.

For comparison, interest income on total loans increased $430,000 from 2001 to 2002. This increase of 2.89% is attributable to growth in the loan portfolio during the Year 2002, and the decrease in overall yield on the loan portfolio. Average Total loans were $210,918,000 in 2002 compared to $180,833,000 in 2001 while Net loans increased 14.25% overall. Prime rate went from 4.75% to 4.25% during the year. Interest income on taxable investments decreased $437,000 from 2001 due to lower interest rates during the year. Average Taxable investments were $72,492,000 in 2002 compared to $70,636,000 in 2001. Due to the lower rates however, interest income on investments dropped in 2002. Interest income on non-taxable investments decreased $199,000 from 2001 due to lower interest rates during 2002. Additionally, average non-taxable investments were $25,591,000 in 2002 compared to $28,745,000 in 2001. This also contributed to the decrease in interest income on non-taxable investments. Interest income from Federal Funds sold decreased $11,000 from 2001 to 2002 because of lower rates. Average Fed Funds Sold were $1,320,000 in 2002 compared to $806,000 in 2001. Again, as is the case with investments, interest income on Fed Funds decreased in 2002 due to lower rates. In addition, the growth in the loan portfolio did not provide for excess funds.

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

The provision for loan losses was $289,000, $180,000 and $20,000 for the years 2003, 2002, and 2001 respectively. Net charge-offs for 2003 were $131,000 compared to $61,000 in 2002. As of December 31, 2003, the allowance for loan loss was 0.89% of loans and at December 31, 2002, the ratio was 0.87% of loans. After allocation of reserves to all non-accrual and special mention loans as well as applying a percentage of outstanding loans based on the loss history of such loans in each category, the opinion of management was that the provision for loan loss was proper and sufficient. The ratio of allowance for loan loss to non-performing loans was 192.36% at year end 2003 compared to 367.87% at year end 2002 and 306.28% at year end 2001.

OTHER INCOME

Non-Interest Income
Non-interest income includes items that are not related to interest rates, but rather, to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2003, service charges and fees increased $109,000 or 9.18% compared to an increase of $62,000 in 2002, when compared to 2001 or 5.51%.

The overall increase in Other Income is $1,307,000 in 2003. This increase of 101.79% is due primarily to a security loss of $850,000 on a $1,000,000 bond holding in WorldCom, Inc., in the second quarter of 2002. Without the security impairment in the prior year, Other Income would show an increase of $457,000 or 21.42%. Components of Other Income, which reflect significant increases, are income realized on overdrafts of $845,000 in 2003 compared to $747,000 in 2002, and realized gains from the sale of available for sale securities in 2003 of $662,000 compared to $324,000 in 2002. The overdraft fee was increased in the fourth quarter of 2003 to $30 per overdraft from $25 per overdraft. Other Income decreased $421,000 from $1,705,000 in 2001, to $1,284,000 in 2002, a decrease of 24.69%. Again, the $850,000 security impairment in 2001 was the cause of this decrease. Without the security impairment, other income would have shown an increase of $429,000 or 25.61% when comparing 2002 to 2001.

The following table analyzes the increase in total other income by comparing the years ending 2003 and 2002:

TABLE 4

INCOME

	December 31,			Variance 2003		Variance 2002
	2003	2002	2001	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$ 1,296	$ 1,187	$ 1,125	$ 109	9.18%	$ 62	5.51%
Other Operating Income	633	623	548	$ 10	1.61%	$ 75	13.69%
Gains on Security Sales	662	324	32	$ 338	104.32%	$ 292	912.50%
Impairment of Securities	0	(850)	0	$ 850	(100.00)%	$ (850)	0
TOTAL Other Income	$ 2,591	$ 1,284	$ 1,705	$ 1,307	101.79%	$ (421)	(24.69)%

OTHER EXPENSE

Non-Interest Expense
Total Non-interest expense increased $446,000 from $6,788,000 in 2002 to $7,234,000 in 2003. This is an increase of 6.57%.

Non-interest expense includes all other expenses associated with the company. Salaries and related benefits is the largest expense in this category and it increased $357,000 or 10.70% over year end 2002. Annual salary increases, an increase for health insurance and the addition of a full service branch office in Conklin, New York in the first quarter of 2003 were responsible for the increase. In comparison, the increase in this category from 2001 to 2002 was 10.28% or $311,000. New employees and annual salary increases, along with an increase for health insurance were the reasons for the 2002 increase.

Occupancy expense increased 10.78% or $43,000 in 2003 as compared to 2002, when occupancy expense increased 26.67% or $84,000. The increase in 2003 can be attributed to the addition of the Conklin, New York branch office, as well as general increases in taxes, utilities, and other costs associated with branch offices.

Furniture and equipment expense decreased in 2003 to $299,000 compared to 2002 at $323,000 which was also down from 2001 expenses of $385,000. The decrease in 2003 is associated with depreciation expense decreases, as older furniture and fixtures become fully depreciated while remaining in service.

Professional fees, which includes outside service, continues to increase as management and the company find it efficient and cost effective to utilize outside services and consultants to facilitate management and operations. Professional fees and outside services were $240,000 in 2003 which compares to $229,000 in 2002 and $231,000 in 2001. This indicates a very small increase in professional fees over the last three-year period.

Computer services and supplies is another component of other expenses and it is as its name implies. This category covers the expense of data processing for the company. Each year dependence grows as does the resultant expense. In 2003 the expense was $521,000 compared to $477,000 in 2002 and $394,000 in 2001. Technology has proven to be expensive, but necessary to provide excellent customer service and maintain efficiencies.

Taxes, other than payroll and income, are another component and in 2003, this expense was $311,000 compared to $320,000 in 2002, a decrease considered to be normal. In 2001 taxes were $290,000.

Every other non-interest expense is in the category of other. In 2003, this expense increased $18,000 and the total for this year is $1,592,000. The biggest components in this figure were the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Conklin branch offices at $262,000; directors’ and associate directors’ fees, employee education costs of $190,000; stationary printing and supplies, $166,000; and postage at $157,000. All were deemed to be in line with budget expectations.

TABLE 5

EXPENSE

	December 31,			Variance 2003		Variance 2002
	2003	2002	2001	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$3,694	$3,337	$3,026	$ 357	10.70%	$ 311	10.28%
Occupancy Expenses	442	399	315	43	10.78%	84	26.67%
Furniture and Equipment Expense	299	323	385	(24)	(7.43)%	(62)	(16.10)%
FDIC Insurance and Assessments	135	129	119	6	4.65%	10	8.40%
Professional Fees and Outside Services	240	229	231	11	4.80%	(2)	(0.87)%
Computer Services and Supplies	521	477	394	44	9.22%	83	21.07%
Taxes, Other Than Payroll and Income	311	320	290	(9)	(2.81)%	30	10.34%
Other Operating Expenses	1,592	1,574	1,461	18	1.14%	113	7.73%
Total Non-Interest Expense	7,234	6,788	6,221	$ 446	6.57%	$ 567	9.11%
Income Before Income Taxes	7,394	6,568	6,344
Provision for Income Taxes	1,830	1,553	1,508
Net Income	$5,564	$5,015	$4,836
Net Income Per Share, Basic	1.76	1.59	1.52
Net Income Per Share, Diluted	1.75	1.59	1.52

FEDERAL INCOME TAXES

The provision for income taxes was $1,830,000 in 2003 compared to $1,553,000 in 2002 and $1,508,000 in 2001. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 25% in 2003, remaining flat from 24% in 2002 and 2001. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2003.

QUARTERLY RESULTS

In reference to Table 6, Interest Income was decreasing through the first three quarters of 2003. This was due to loans in the current portfolio re-pricing at lower rates. The fourth quarter showed a gain over the previous quarters for two reasons. The first reason was a reclassification of $92,000 collected from our Private Business Product. Private Business was moved from the “Other Income” line to the “Interest Income” line. The second factor was an increase of $64,000 in income on our Securities portfolio. Funds that had been invested in Fed Funds during the second and third quarter were invested in longer-term, higher- yielding securities during the late third and fourth quarter.

Interest Expense remained flat for the first two quarters of 2003, and showed a decrease in both the third and fourth quarter when rates were lowered on core deposit accounts and when the bank began using lower Fed Funds for short-term borrowing, giving the bank a low-cost source of funds.

Table 6 also shows that significant gains were taken in the available for sale (AFS) portfolio in 2003. Total gains on AFS sales were $662,000 for the year. During the second and the third quarter the portfolio was restructured to take advantage of some gains that were available on some investments with short maturities.

In September, the Bank sold it’s investment in WorldCom at a gain of $180,000. This gain was from the value of the security at the time it was sold over it’s carried value from the write down that was taken at the time WorldCom filed for bankruptcy in 2002. This entry caused the significant increase in Net Income in the third quarter of 2003.

Other Income remained rather flat for the entire year. It should be noted that the fourth quarter number was affected by the reclassification of the income from the Private Business portfolio to the Interest Income line. This reclassification reduced the fourth quarter income on the Other Income line by $92,000 compared to the previous quarters. Some changes were made to increase fees in October and management attributes the fourth quarter remaining in line with the previous quarters to those fee changes.

Other expenses are all within the trend of previous quarters with the exception of the fourth quarter of 2003. During the fourth quarter, the bank donated $50,000 to the Susquehanna Community Foundation to be used for education grants through a State Sponsored Tax Credit Program. Also the bank donated a $46,000 house to Trehab. This house was carried on the Bank’s balance sheet as Other Real Estate Owned.

Earnings per common share shows an increase in the third quarter caused by the gain on the security from WorldCom previously mentioned. Refer to Note 1 in the Notes to Consolidated Financial Statements for an analysis of earnings per share.

TABLE 6

Quarterly Results of Operations

	Quarter Ended 2003
	Mar 31	Jun 30	Sep 30	Dec 31
	(In Thousands, except Per Share Data)
Interest Income	$ 4,977	$ 4,906	$ 4,920	$ 5,097
Interest Expense	(1,939)	(1,943)	(1,869)	(1,823)
Net Interest Income	3,038	2,963	3,051	3,274
Provision for Loan Loss	(60)	(60)	(60)	(109)
Securities Gains/Losses	57	139	456	10
Impairment of Security	0	0	0	0
Other Income	476	488	498	467
Other Expense	(1,763)	(1,819)	(1,751)	(1,901)
Income Before Income Taxes	1,748	1,711	2,194	1,741
Income Taxes	(454)	(433)	(591)	(352)
Net Income	$ 1,294	$ 1,278	$ 1,603	$ 1,389
Basic Earnings Per Share	0.41	0.40	0.51	0.44

TABLE 6 (Continued)

	Quarter Ended 2002
	Mar 31	Jun 30	Sep 30	Dec 31
	(In Thousands, except Per Share Data)
Interest Income	$ 5,033	$ 5,114	$ 5,199	$ 5,190
Interest Expense	(2,139)	(2,156)	(2,023)	(2,012)
Net Interest Income	2,894	2,958	3,176	3,178
Provision for Loan Loss	(15)	(45)	(60)	(60)
Securities Gains/Losses	(15)	97	66	176
Impairment of Security	0	(850)	0	0
Other Income	429	460	482	485
Other Expense	(1,694)	(1,758)	(1,649)	(1,687)
Income Before Income Taxes	1,599	862	2,015	2,092
Income Taxes	(392)	(133)	(513)	(515)
Net Income	$ 1,207	$ 729	$ 1,502	$ 1,577
Basic Earnings Per Share	0.38	0.23	0.48	0.50

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY

Return on average assets (ROA) measures the company’s net income in relation to its total average assets. The company’s ROA for 2003 was 1.54%, compared to 1.52% in 2002.

Return on average equity (ROE) indicates how effectively the company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholders’ equity includes the effect of unrealized gains (losses), net of income taxes, on securities available for sale, reflected as accumulated other comprehensive income. Reference should be made to Note 3 in the Notes to Consolidated Financial Statements for an analysis of securities available for sale. The company’s ROE for 2003 was 14.18%, compared to 14.30% for 2002.

FINANCIAL CONDITION

The Corporation’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Corporation has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds

	2003			2002			2001
	Average	Increase/Decrease		Average	Increase/Decrease		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Real Estate Loans	$ 108,030	$ 1,640	1.54%	$ 106,390	$ 8,152	8.30%	$ 98,238
Consumer Loans	17,862	(521)	(2.83)%	18,383	(562)	(2.97)%	18,945
Commercial Loans	93,781	17,537	23.00%	76,244	21,483	39.23%	54,761
Tax Exempt Loans	8,993	(339)	(3.63%)	9,332	904	10.73%	8,428
Other Loans	627	58	10.19%	569	108	23.43%	461
Total Loans	229,293			210,918			180,833
Less Allowance for Loan Loss	(2,027)			(1,858)			(1,905)
Total Loans with Loan Loss	227,266	18,206	8.71%	209,060	30,132	16.84%	178,928
Taxable Securities	78,890	6,398	8.83%	72,492	1,856	2.63%	70,636
Non-Taxable Securities	30,515	4,924	19.24%	25,591	(3,154)	(10.97)%	28,745
Total Securities	109,405	11,322	11.54%	98,083	(1,298)	(1.31)%	99,381
Fed Funds Sold	2,922	1,602	121.36%	1,320	514	63.77%	806
Total Uses	$ 339,593	$ 31,130	10.09%	$ 308,463	$ 29,348	10.51%	$ 279,115

TABLE 7 (Continued)

	2003			2002			2001
	Average	Increase/Decrease		Average	Increase/Decrease		Average
Funding Sources	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Interest Bearing Demand Deposits	$ 24,568	$ 1,261	5.41%	$ 23,307	$ 1,905	8.90%	$ 21,402
Regular Savings Deposits	58,926	3,039	5.44%	55,887	4,482	8.72%	51,405
Money Market Savings Deposits	35,254	938	2.73%	34,316	2,822	8.96%	31,494
Time Deposits	114,956	7,214	6.70%	107,742	2,144	2.03%	105,598
Total Interest Bearing Deposits	233,704	12,452	5.63%	221,252	11,353	5.41%	209,899
Other Borrowing	49,903	12,046	31.82%	37,857	12,106	47.01%	25,751
Short Term Funds Borrowed	8,750			7,183			7,648
Long Term Funds Borrowed	41,153			30,674			18,103
Total Funds Borrowed	49,903			37,857			25,751
Total Interest Bearing	283,607			259,109			235,650
Deposits and Funds Borrowed
Other Sources, net	55,986			49,354			43,465
Total Sources	$339,593			$308,463			$279,115

Total assets increased 7.05%, to $371,289,000 in the year ending December 31, 2003. There were increases in both borrowed funds and deposits on the liability side, which fueled this growth of assets. Loan and investment portfolios on the asset side reflected growth also, with the most significant growth occurring in loans. In 2002, total assets increased 9.99% to $346,842,000.

Investments at year-end 2003 totaled $116,126,000 compared to $105,972,000 on December 31, 2002.

The Bank’s long-term borrowings increased $7,208,000 or 20.75%, ending the year at $41,952,000 compared to $34,744,000 at December 31, 2002, while short-term borrowings decreased to $7,085,000 at year-end 2003 compared to $13,113,000 the previous year. With rates remaining low, and even decreasing in 2003, long-term borrowings have been attainable at attractive rates. Refer to the Consolidated Balance Sheet found in the financial statements for further information.

Loan Portfolio Types

In 2003 loans to commercial borrowers helped fuel the growth in net loans. Mortgage loans decreased slightly, lower interest rates and mortgage finance companies made growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In thousands)

	Dec 2003	Dec 2002	Dec 2001	Dec 2000	Dec 1999
Commercial	$ 112,617	$ 95,113	$ 73,422	$ 58,204	$ 47,771
Residential Mortgage	105,949	107,756	101,934	94,429	85,528
Consumer	17,525	18,385	18,414	19,681	19,281
Total Loans	236,091	221,254	193,770	172,314	152,580
Deferred Loan Fees/Costs	276	118	(41)	(134)	(194)
Total Loans, net of Deferred	236,367	221,372	193,729	172,180	152,386
Allowance for Loan Loss	(2,093)	(1,935)	(1,816)	(1,918)	(1,756)
Net Loans	$ 234,274	$ 219,437	$ 191,913	$ 170,262	$ 150,630

Loans continued to increase in 2003, ending the year with $234,274,000 in net loans compared to $219,437,000 at year-end 2002, an increase of 6.76%. Commercial loans were up 18.40% to close the year at $112,617,000 compared to $95,113,000 at year-end 2002. In 2002 loans grew 14.34%

Mortgages were down 1.68% to $105,949,000 compared to $107,756,000 on December 31, 2002, a decrease of $1,807,000. Mortgage growth was higher in 2002 at 5.71%. The decline in the mortgage portfolio is due in part to our competitors offering a 30-year fixed rate mortgage, which the Bank could not compete with because of interest rate risk. In October of 2003, the Bank partnered with FHLB to create a 30-year fixed rate mortgage product to attract or retain mortgage loans. We believe the mortgage portfolio will continue to decrease slightly from year to year. However, we will be more competitive and will gain on fee and service income realized from the sale of these mortgages, as well as retaining customer relationships since we will continue to service these mortgages.

With interest rates remaining low during 2003, there was still a strong demand for refinancing and mortgage modifications. The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, net of non-accrual loans.

The Bank has 19.04% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one to five year maturity range, the Bank has 25.73% of its loan portfolio maturing. The over 5 year maturity group makes up 55.23% of the portfolio which reflects the Bank’s significant investment in mortgages. Mortgages are 45.06% of the total loan portfolio.

For comparison, at December 31, 2002, the Bank had 17.36% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one to five year maturity range, the Bank had 27.00% of its portfolio. The over 5 year maturity group made up 55.64% of the portfolio which again reflected the Bank’s significant investment in mortgages. Mortgages were 48.83% of the total loan portfolio.

TABLE 9

Loan Maturity by Type	One Year Or Less	Over One Year Within Five Years	Over Five Years	Total Loans
Commercial	$33,304	$31,037	$ 47,293	$ 111,634
Real Estate Construction	0	0	0	0
Real Estate Mortgage	6,668	21,174	78,107	105,949
Installment	4,779	8,291	4,455	17,525
Total	$44,751	$60,502	$129,855	$235,108
Total Loans with Predetermined Rates	$18,140	$29,936	$ 32,958	$ 81,034
Total Loans with Variable Rates	26,611	30,566	96,897	154,074
Total	$44,751	$60,502	$129,855	$235,108

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

TABLE 10

Non-performing Loans

(In thousands)

	December 31,
	2003	2002	2001	2000	1999
Nonaccrual and Restructured	$ 984	$ 341	$ 473	$ 413	$ 178
Loans Past Due 90 or More Days, Accruing Interest	105	185	120	90	90
Total Nonperforming Loans	1,089	526	593	503	268
Foreclosed Assets	115	154	79	50	250
Total Nonperforming Assets (Including Other Real Estate	$ 1,204	$ 680	$ 672	$ 553	$ 518
Nonperforming Loans to Total Loans at Period-end	0.47%	0.24%	0.31%	0.29%	0.18%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	0.52%	0.31%	0.35%	0.32%	0.34%
Nonaccrual Loans:
Interest Income That Would Have Been	$ 62	$ 66	$ 70	$ 52	$ 28
Recorded Under Original Terms
Interest Income Recorded During the Period	$ 3	$ 17	$ 6	$ 18	$ 14

Commitments To Lend Additional Funds	$ 0	$ 0	$ 0	$ 0	$ 0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2003, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgement is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

In 2003, asset quality remained high and past dues continued to remain level. Although trends continued to be positive, the Bank allotted $289,000 for provision for loan losses in 2003. The increase in the provision was due in part to a couple of factors; (1) continued loan growth particularily in commercial loans (2) net charge-offs in 2003 increased over that of 2002, and (3) the Bank down graded a large commercial loan to non-accrual status. This increase in the allowance for loan losses will likely continue due to the continued growth in commercial loans.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience

(In thousands)

	Years Ended
	Dec 2003	Dec 2002	Dec 2001	Dec 2000	Dec 1999
Average Total Loans	$ 229,293	$ 210,919	$ 180,833	$ 162,928	$ 145,724
Balance at Beginning of Period	$ 1,935	$ 1,816	$ 1,918	$ 1,756	$ 1,713
Charge-Offs
Commercial	94	19	25	0	46
Residential Real Estate	10	5	35	4	87
Installment	81	92	125	115	108
Total Charge-Offs	185	116	185	119	241
Recoveries
Commercial	21	24	14	0	2
Real Estate	5	1	14	11	4
Installment	28	30	35	30	37
Total Recoveries	54	55	63	41	44
Net Charge-Offs	131	61	122	78	197
Provision for Loan Losses	289	180	20	240	240
Balance at End of Period	$ 2,093	$ 1,935	$ 1,816	$ 1,918	$ 1,756

Allowance for Credit Losses to Period End
Total Loans	0.89%	0.87%	0.94%	1.11%	1.15%
Allowance for Credit Losses
Non-accrual Loans	212.70%	567.45%	383.67%	464.44%	985.61%

Net Charge-Offs to Average Loans	0.06%	0.03%	0.07%	0.05%	0.14%

The following table details the allocation of the allowance for loan losses to various categories:

TABLE 12

ALLOCATION OF ALLOWANCES

(In thousands)

	Dec 2003	% of Loan Type to Total Loans	Dec 2002	% of Loan Type to Total Loans	Dec 2001	% of Loan Type to Total Loans
Commercial	$1,677	47.70%	$1,447	42.54%	$1,363	37.90%
Real Estate Mortgage	283	44.88%	296	48.77%	406	52.60%
Consumer	133	7.42%	192	8.69%	47	9.50%
Total Allowance for Loan Losses	$2,093	100.00%	$1,935	100.00%	$1,816	100.00%

(In thousands)

	Dec 2000	% of Loan Type to Total Loans	Dec 1999	% of Loan Type to Total Loans
Commercial	$1,377	33.80%	$1,035	31.30%
Real Estate Mortgage	471	54.80%	588	56.10%
Consumer	70	11.40%	133	12.60%
Total Allowance for Loan Losses	$1,918	100.00%	$1,756	100.00%

Management believes the allowance is adequate to cover the inherent risks associated with the loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Highly leveraged transactions (HLT’s) that result in the borrower’s debt-to-total assets ratio exceeding 75%, generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts. The Corporation had no loans at December 31, 2003 that qualified as HLT’s.

SECURITIES

The Corporation’s securities portfolio is classified, in its entirety, as “available for sale” as shown in Table 13. Management believes that a portfolio classification of all available for sale allows complete flexibility in the investment portfolio. Using this classification, the Corporation intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Corporation’s stockholders’ equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards.

Securities available for sale increased by $10,154,000 in 2003. The securities available for sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate debt securities, and equity securities. At December 31, 2003, the unrealized gain on securities available for sale included in stockholders’ equity totaled $995,000, net of tax, compared to unrealized gains of $2,096,000, net of tax, at December 31, 2002. The weighted average maturity of the securities available for sale portfolio was 11.0 years at December 31, 2003, with a weighted average yield of 4.36%

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2003.

TABLE 13

Securities by Maturities
(Amortized Cost)

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		TOTAL
(In thousands)		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
U.S. Government Agency	$ 92	2.77%	$ 16,163	3.74%	$ 4,089	4.10%	$ 14	2.50%	$ 20,358	3.81%
State/County/Municipal Obligation	100	4.82%	7,783	3.36%	16,478	4.13%	15,129	4.82%	39,490	4.24%
Mortgage-Backed Securities	7,182	4.16%	11,062	3.81%	7,214	4.23%	2,592	4.44%	28,050	4.07%
Corporate/Other Securities	2,253	6.58%	14,219	6.38%	2,158	4.25%	0	0.00%	18,630	6.16%
Preferred Equity Securities	4,041	4.30%	1,000	1.61%	0	0.00%	0	0.00%	5,041	3.77%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	3,049	2.41%	3,049	2.41%
TOTAL Available for Sale	$ 13,668	4.60%	$ 50,227	4.40%	$ 29,939	4.16%	$ 20,784	4.42%	$ 114,618	4.36%

Table 14 shows the balance of securities for the past three years on December 31. More details on Securities can be found in Note 3 of the Consolidated Financial Statement.

TABLE 14

Securities (Fair Value)

(In thousands)

	2003	2002	2001
U.S. Government Agency Obligations	$ 20,417	$ 9,400	$ 9,624
State/Municipal Obligations	40,440	25,284	28,777
Mortgage backed Securities	27,900	36,590	27,220
Other Securities	27,369	34,698	35,162
Total Investment Securities	$ 116,126	$ 105,972	$ 100,783
Available for Sale (Fair Value)	$ 116,126	$ 105,972	$ 100,783

DEPOSITS
Strong deposit growth was experienced in 2003. Overall deposits increased $20,513,000 or 7.91% to $279,700,000 as of December 31, 2003. Compare this to total deposits of $259,187,000 at year-end 2002. As shown in table 15, the 2003 average total deposits, including other borrowings, increased $27,443,000 for the year compared to an increase of $28,575,000 in 2002.

A significant portion of deposit growth came in the form of time deposits; Certificates of Deposit (CD’s) and Individual Retirement Accounts (IRA’s). Time deposits increased $3,551,000 or 3.18% to end 2003 at $115,197,000. Core deposit growth was strong in 2003 as well. Demand deposits, including NOW accounts, increased $12,296,000 or 13.37%. Savings deposits were up $4,666,000 or 8.39%.

Compare this to 2002 when there was solid growth in certificates of deposits due to uncertainties that existed in other financial markets. CD’s provided investors with the safety of FDIC insurance coverage while providing conservative growth. .

TABLE 15

Average Deposits and Other Borrowings

(In thousands)

	2003			2002			2001
	Amount	Rate	Diff $	Amount	Rate	Diff $	Amount	Rate
Interest Bearing Demand Deposits	$ 24,568	0.88%	$ 1,261	$ 23,307	1.17%	$ 1,905	$ 21,402	1.88%
Savings Deposits	58,926	1.29%	$ 3,039	55,887	1.91%	$ 4,482	51,405	2.91%
Money Market Savings	35,254	1.52%	$ 938	34,316	2.13%	$ 2,822	31,494	3.15%
Time Deposits	114,956	3.40%	$ 7,214	107,742	4.15%	$ 2,144	105,598	5.46%
Total Interest Bearing Deposits	233,704	2.32%	$ 12,452	221,252	2.96%	$ 11,353	209,899	4.12%

Other Borrowings	49,903	4.31%	$ 12,046	37,857	4.73%	$ 12,106	25,751	5.32%
Total Interest Bearing
Liabilities	283,607	2.67%	$ 24,498	259,109	3.21%	$ 23,459	235,650	4.24%
Non-Interest Bearing
Demand Deposits	36,607		$ 2,945	33,662		$ 5,116	28,546
Total	$ 320,214	2.36%	$ 27,443	$ 292,771	2.84%	$ 28,575	$ 264,196	3.79%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits over $100,000 are spread fairly evenly throughout the four categories. The largest percentage 38.42%, is in the category of six to twelve months. Compare this to 2002 when the maturities on the time deposits over $100,000 was also spread fairly evenly throughout the four categories and the largest percentage, 39.25%, was in the last category of over twelve months.

TABLE 16

Maturities

(In thousands)

	Amount	Percent
Three Months or Less	$ 2,578	12.06
Over Three Months through Six Months	2,527	11.82
Over Six Months through Twelve Months	8,213	38.42
Over Twelve Months	8,057	37.69
Total	$ 21,375	100.00

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

TABLE 17

BORROWED FUNDS

(In thousands)

	2003	2002
Short Term Borrowings	$ 7,085	$ 13,113
FHLB Long Term Borrowings	41,952	34,744
Total	$ 49,037	$ 47,857

CAPITAL ACCOUNTS
Total Stockholders’ Equity increased 7.18% or $2,753,000 over year-end 2002 to finish at $41,076,000. Growth in Stockholders’ Equity came primarily from retained earnings. A common ratio used to determine the effective use of capital is the Return on Average Equity. For the year ended December 31, 2003, this ratio was 14.18%, compared to 14.30% at December 31, 2002. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2003, the equity-to-assets ratio was 11.06%, compared to 11.05% at year-end 2002. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

Compare these results to 2002 when total stockholders’ equity increased 13.54% or $4,569,000 over year-end 2001. This growth was primarily attributable to two sources, retained earnings and accumulated other comprehensive income. The return on average equity for the year ending December 31, 2002, ratio was 14.30% compared to 15.15% at December 31, 2001. At year-end 2002, the equity-to-assets ratio was 11.05% compared to 10.70% at year-end 2001.

Retained Earnings increased capital by $5,564,000 in 2003 and dividends reduced that number by $2,057,000. The investment portfolio depreciated in value by $1,101,000, net of tax in 2003. Since all of our investments are available for sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $347,000 in net treasury stock sales increased the capital account to equal the total net change.

From time to time the company has purchased PFIS stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan. During the year 2003, 1,671 shares were purchased in this manner. There were $381,000 in sales from the treasury stock account by individuals exercising options and for the dividend reinvestment plan during 2003. The investment banking firms of RBC Dain Rauscher, and Ferris, Baker Watts, Incorporated have been known to make markets in PFIS common stock.

Net Income increased capital by $5,015,000 in 2002 and dividends reduced that number by $1,850,000. The investment portfolio appreciated in value by $1,560,000 in 2002. Since all of our investments were available for sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $156,000 in net treasury stock purchases reduced the capital account to equal the total net change.

The following table represents the company’s capital position as it compares to the regulatory guidelines at December 31, 2003.

TABLE 18

Capital Ratios

(In thousands)

	December 31 2003	December 31 2002	Regulatory Requirement
Tier 1 Capital to Risk Weighted Assets	14.93%	14.43%	4.00%
TOTAL Capital to Risk Weighted Assets	15.76%	15.26%	8.00%
Capital Leverage Ratio to Average Assets	10.22%	9.91%	4.00%

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

The following sets forth the company’s interest sensitivity analysis as of December 31, 2003:

TABLE 19

Statement of Interest Sensitivity Gap

(In thousands)

	Maturity or Repricing In:
	3 Months	3 to 6 Months	6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS Loans	$ 46,437	$ 17,122	$ 23,458	$ 112,102	$ 37,248
Securities	5,978	2,966	11,530	50,105	45,547
Federal Funds Sold	0	0	0	0	0
Total Rate Sensitive Assets	52,415	20,088	34,988	162,207	82,795
Cummulative Rate Sensitive Assets	52,415	72,503	107,491	269,698	352,493

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	759	759	1,518	12,147	10,122
Money Market Deposits	1,245	1,245	2,490	19,921	16,601
Regular Savings	1,860	1,800	3,808	28,793	23,994
CDs and IRAs	15,307	18,644	36,100	42,850	2,296
Short-term Borrowings	7,085	0	0	0	0
Long-term Borrowings	0	0	0	17,528	24,424
Total Rate Sensitive Liabilities	26,256	22,448	43,916	121,239	77,437
Cummulative Rate Sensitive Liabilities	26,256	48,704	92,620	213,859	291,296

Period Gap	$ 26,159	$ (2,360)	$ (8,928)	$ 40,968	$ 5,358
Cummulative Gap	26,159	23,799	14,871	55,839	61,197

Cummulative Rate Sensitive Assets to Liabilities	199.63%	148.86%	116.06%	126.11%	121.01%

Cummulative Gap to Total Assets	7.54%	6.86%	4.29%	16.10%	17.64%

Rates remained fairly stable again in 2003. Feeling the full effect of the Federal Reserve’s November 2002 rate cut of 50 basis points, the company was still able to effectively manage its net interest margin. As a result, the net interest margin decreased to 3.61% for the year ended of December 2003, compared to 3.93% for the year 2002. Compare these results to 2002 when rates remained fairly stable and decreased slightly toward the end of 2002. Throughout the year, the Company was able to effectively manage its net interest margin. The result was a net interest margin that remained fairly stable at 3.93% for the year ended December 2002, compared to 3.84% for the year ended December 2001.

LIQUIDITY

The liquidity of the company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts which are managed through our system of branches. In addition, loan payments on existing loans, or investments available for sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2003, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $137,032,000. During the Year 2003, maturities and sales of investments, increases in deposits, and short-term and long-term borrowings provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The following table represents the aggregate on and off balance sheet contractual obligations to make future payments.

Table 20

Contractual Obligations
In Thousands
	December 31, 2003
	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Time Deposits	$ 70,052	$ 31,175	$ 11,518	$ 2,452	$ 115,197
Long-term Debt	918	9,433	9,031	22,570	41,952
Operating Leases	33	66	50	404	553
Total	$ 71,003	$ 40,674	$ 20,599	$ 25,426	$ 157,702

The company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2003 totaled $29,509,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

SUBSEQUENT EVENTS

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

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Federal Reserve Bank cut the Fed Funds Rate once in 2003. This decrease occurred in June and was 25 basis points or one- quarter of 1%. Compared to the decrease in 2002 totaling 50 basis points, 2003 was a less volatile year. The financial markets did show some improvements in 2003. As of December 31, 2003, the Bank showed sensitivity to downward rate shifts. Based on current rate levels and economic trends, the Bank’s Asset/Liability Committee (ALCO) considers this scenario unlikely. The model results for December show interest rate sensitivity exceptions in the 12-month period testing in both the negative 200 and 300 scenarios. In this model, both net interest income and net income fall outside our policy guidelines. The 200 and 300 scenarios are deemed unlikely. Return on Equity also falls below our 12% guideline at the negative 300, 200 and 100 basis point scenarios and ROA falls below 1.25 in a negative 300 and 200 basis point drop. Based on the above explanation of the unreasonableness of the test, the ALCO deemed the 300 basis point test an unlikely scenario. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is within established policy limits.

The company is not a party to any forward contract, interest rate swap, option interest, or similar derivations instruments. The company does not deal in foreign currency.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Peoples Financial Services Corp.
Hallstead, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and its subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America

/s/	Beard Miller Company LLP

Allentown, Pennsylvania
January 7, 2004

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2003	2002
	(In Thousands, except Per Share Data)
ASSETS
Cash and due from banks	$ 5,882	$ 6,237
Interest bearing deposits in other banks	174	103
Cash and Cash Equivalents	6,056	6,340
Securities available for sale	116,126	105,972
Loans receivable, net of allowance for loan losses: 2003 $2,093; 2002 $1,935	234,274	219,437
Premises and equipment, net	4,436	3,830
Accrued interest receivable	2,047	2,166
Intangible assets	2,154	2,416
Other assets	6,196	6,681
Total Assets	$371,289	$346,842
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$ 37,441	$ 32,411
Interest-bearing	242,259	226,776
Total Deposits	279,700	259,187
Short-term borrowings	7,085	13,113
Long-term borrowings	41,952	34,744
Accrued interest payable	604	656
Other liabilities	872	819
Total Liabilities	330,213	308,519
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share: authorized 12,500,000 shares; issued 2003 3,341,251 shares; 2002 2,227,500 shares; outstanding 2003 3,165,623 shares; 2002 2,100,000 shares	6,683	4,455
Surplus	2,618	4,617
Retained earnings	33,523	30,016
Accumulated other comprehensive income	995	2,096
Treasury stock at cost, 2003 175,628 shares; 2002 127,500 shares	(2,743)	(2,861)
Total Stockholders' Equity	41,076	38,323
Total Liabilities and Stockholders' Equity	$ 371,289	$ 346,842

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2003	2002	2001
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$ 15,236	$ 15,332	$ 14,856
Securities:
Taxable	3,250	3,902	4,340
Tax-exempt	1,380	1,323	1,522
Other	34	25	184
Total Interest Income	19,900	20,582	20,902
INTEREST EXPENSE
Deposits	5,423	6,538	8,652
Short-term borrowings	114	124	232
Long-term borrowings	2,037	1,668	1,138
Total Interest Expense	7,574	8,330	10,022
Net Interest Income	12,326	12,252	10,880
PROVISION FOR LOAN LOSSES	289	180	20
Net Interest Income after Provision for Loan Losses	12,037	12,072	10,860
OTHER INCOME
Customer service fees	1,296	1,187	1,125
Other income	633	623	548
Net realized gains on sales of securities available for sale	662	324	32
Impairment of security	--	(850)	--
Total Other Income	2,591	1,284	1,705
OTHER EXPENSES
Salaries and employee benefits	3,694	3,337	3,026
Occupancy	442	399	315
Equipment	299	323	385
FDIC insurance and assessments	135	129	119
Professional fees and outside services	240	229	231
Computer service and supplies	521	477	394
Taxes, other than payroll and income	311	320	290
Other	1,592	1,574	1,461
Total Other Expenses	7,234	6,788	6,221
Income before Income Taxes	7,394	6,568	6,344
FEDERAL INCOME TAXES	1,830	1,553	1,508
Net Income	$ 5,564	$ 5,015	$ 4,836
EARNINGS PER SHARE
Basic	$ 1.76	$ 1.59	$ 1.52
Diluted	$ 1.75	$ 1.59	$ 1.52

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 2000	$ 4,455	$ 4,611	$ 23,544	$ (130)	$ (1,628)	$ 30,852
Comprehensive income:
Net income	--	--	4,836	--	--	4,836
Net change in unrealized gains (losses)on securities
available for sale, net of taxes	--	--	--	666	--	666
Total Comprehensive Income						5,502
Cash dividends declared, $.48 per share	--	--	(1,529)	--	--	(1,529)
Purchase of treasury stock(61,949 shares)	--	--	--	--	(1,071)	(1,071)
BALANCE - DECEMBER 31, 2001	4,455	4,611	26,851	536	(2,699)	33,754
Comprehensive income:
Net income	--	--	5,015	--	--	5,015
Net change in unrealized gains (losses) on securities
available for sale, net of taxes	--	--	--	1,560	--	1,560
Total Comprehensive Income						6,575
Cash dividends declared, $.59 per share	--	--	(1,850)	--	--	(1,850)
Shares issued from treasury related to stock
option plan (675 shares)	--	6	--	--	5	11
Purchase of treasury stock (9,429 shares)	--	--	--	--	(167)	(167)
BALANCE - DECEMBER 31, 2002	4,455	4,617	30,016	2,096	(2,861)	38,323
Comprehensive income:
Net income	--	--	5,564	--	--	5,564
Net change in unrealized gains (losses)on securities
available for sale, net of taxes	--	--	--	(1,101)	--	(1,101)
Total Comprehensive Income						4,463
Cash dividends declared, $.65 per share	--	--	(2,057)	--	--	(2,057)
Shares issued from treasury related to dividend
reinvestment plan and stock option plan(17,293 shares)	--	229	--	--	152	381
Purchase of treasury stock (1,671 shares)	--	--	--	--	(34)	(34)
Three-for-two stock split	2,228	(2,228)	--	--	--	--
BALANCE - DECEMBER 31, 2003	$ 6,683	$ 2,618	$ 33,523	$ 995	$ (2,743)	$ 41,076

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,564	$ 5,015	$ 4,836
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	593	608	644
Provision for loan losses	289	180	20
Loss on sale of equipment	18	--	--
Loss on sale of other real estate	6	24	16
Net amortization of securities premiums and discounts	752	343	93
Net realized gains on sales of securities	(662)	(324)	(32)
Deferred income taxes (benefit)	(111)	(79)	(47)
Net increase in cash surrender value of life insurance	(202)	(211)	(124)
Impairment of security	--	850	--
(Increase) decrease in assets:
Accrued interest receivable	119	116	80
Other assets	1,176	(257)	(1,805)
Increase (decrease) in liabilities:
Accrued interest payable	(52)	(47)	(151)
Other liabilities	53	158	226
Net Cash Provided by Operating Activities	7,543	6,376	3,756
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	27,049	22,708	12,703
Proceeds from maturities of and principal repayments on
available for sale securities	30,588	29,532	24,570
Purchase of available for sale securities	(69,399)	(55,934)	(37,430)
Net increase in loans	(15,240)	(27,728)	(21,914)
Purchase of investment in life insurance	--	--	(4,000)
Proceeds from sale of premises and equipment	7	--	--
Purchase of premises and equipment	(962)	(806)	(346)
Proceeds from sale of other real estate	147	104	198
Net Cash Used in Investing Activities	(27,810)	(32,124)	(26,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	20,513	20,296	8,152
Proceeds from long-term borrowings	8,000	15,000	2,500
Repayment of long-term borrowings	(792)	(256)	--
Net increase (decrease) in short-term borrowings	(6,028)	(8,225)	14,093
Proceeds from sale of treasury stock	381	11	--
Purchase of treasury stock	(34)	(167)	(1,071)
Cash dividends paid	(2,057)	(1,850)	(1,529)
Net Cash Provided by Financing Activities	19,983	24,809	22,145
Increase (Decrease) in Cash and Cash Equivalents	(284)	(939)	(318)
CASH AND CASH EQUIVALENTS - BEGINNING	6,340	7,279	7,597
CASH AND CASH EQUIVALENTS - ENDING	$ 6,056	$ 6,340	$ 7,279

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$7,626	$8,377	$10,173
Income taxes paid	$2,162	$ 1,466	$ 1,586
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$ 114	$ 203	$ 243

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

Nature of Operations

The Company provides a variety of financial services, through the bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting. In 2002, the Company started operating in New York with an office located in Norwich. The Company opened an office in Conklin, New York, in March 2003 at which time the Norwich office was closed and its deposits transferred to the Conklin office. The Bank’s primary deposits are checking accounts, savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation of the Federal Reserve Bank.

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

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in Susquehanna and Wyoming Counties of Pennsylvania, and Broome County of New York. Note 3 discusses the types of security in which the Company invests. The concentrations of credit by type of loan are set forth in Note 4. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

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

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualititive factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and various accelerated methods over the following estimated useful lives of related assets:

Years
Building and improvements	7-40
Furniture, fixtures and equipment	3-10
Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

Transfer of Financial Assets

Transfer of financial assets, which includes loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method. These intangible assets were $2,154,000 and $2,416,000, net of accumulated amortization of $1,733,000 and $1,471,000 at December 31, 2003 and 2002, respectively. Amortization expense was $262,000, $261,000 and $258,000 for the years ended December 31, 2003, 2002 and 2001 respectively. Amortization expense is estimated to be $262,000 per year for the next five years.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $4,537,000 and $4,335,000 at December 31, 2003 and 2002, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

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

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $77,000, $74,000 and $69,000 respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. All per share data has been adjusted for the effects of the three-for-two stock split declared April 1, 2003.

The following table shows the amounts used in computing earnings per share for the years ended December 31, 2003, 2002 and 2001:
	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)
2003:
Basic EPS	$5,564	3,161	$ 1.76
Dilutive effect of potential common stock, stock options	--	18	0.01
Diluted EPS	$5,564	3,179	$ 1.75
2002:
Basic EPS	$5,015	3,152	$ 1.59
Dilutive effect of potential common stock, stock options	--	6	--
Diluted EPS	$5,015	3,158	$ 1.59
2001:
Basic EPS	$4,836	3,182	$ 1.52
Dilutive effect of potential common stock, stock options	--	1	--
Diluted EPS	$4,836	3,183	$ 1.52

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years ended December 31, 2003, 2002 and 2001 are as follows:
	2003	2002	2001
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$ (1,006)	$ 2,688	$ 1,041
Reclassification adjustment for gains realized in net
income	(662)	(324)	(32)
Net Unrealized Gains (Losses)	(1,668)	2,364	1,009

Tax effect	567	804	343
Net of Tax Amount	$ (1,101)	$ 1,560	$ 666

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs have been recognized for options granted in 2003, 2002 and 2001. Had compensation costs for stock options granted in 2003, 2002 and 2001 been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
(In Thousands, except Per Share Amounts)
Net income as reported	$ 5,564	$ 5,015	$ 4,836
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards.	(2)	(23)	(42)
Pro forma net income	$ 5,562	$ 4,992	$ 4,794
Basic earnings per share:
As reported	$ 1.76	$ 1.59	$ 1.52
Pro forma	$ 1.75	$ 1.59	$ 1.51
Diluted earnings per share:
As reported	$ 1.75	$ 1.59	$ 1.52
Pro forma	$ 1.75	$ 1.58	$ 1.51

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 3.23%, 4.77% and 5.17%, volatility of 0.11, 0.11 and 0.20, dividend yield of 2.15%, 3.14% and 2.92%, and an expected life of 6 years. The weighted-average fair value of options granted was $3.39 per share in 2003; $2.33 per share in 2002 and $3.45 per share in 2001, as adjusted for the three-for-two stock split in 2003

Segment Reporting

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

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the presentation used in the 2003 financial statements. These reclassifications had no effect on net income.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN 45"), " Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 13. Adoption of FIN 45 did not have a significant impact on the Company’s financial condition or results of operations.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have and is not expected to have an impact on the Company’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statements clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

NOTE 2 — BRANCH ACQUISITION

On March 6, 2002, the Bank acquired certain assets, including furniture and equipment and assumed certain liabilities, including approximately $4,264,000 of deposits and a premises lease, of a branch located in Norwich, New York. The purchase price equals $50,000 for a deposit premium plus the book value cost of the personal property. In March 2003, the Norwich office closed and its deposits transferred to the new Conklin, New York branch.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES

At December 31, 2003 and 2002, the amortized cost and fair values of securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
DECEMBER 31, 2003:
U.S. Government agencies and
corporations	$ 20,358	$ 236	$ (177)	$ 20,417
Obligations of state and political
subdivisions	39,490	1,354	(404)	40,440
Corporate debt securities	18,630	1,208	(25)	19,813
Mortgage-backed securities	28,050	183	(333)	27,900
Preferred equity securities	5,041	--	(534)	4,507
Common equity securities	3,049	--	--	3,049
Total	$114,618	$2,981	$(1,473)	$116,126
DECEMBER 31, 2002:
U.S. Government agencies and
corporations	$ 8,951	$ 453	$ (4)	$ 9,400
Obligations of state and political
subdivisions	24,298	991	(5)	25,284
Corporate debt securities	24,614	1,298	--	25,912
Mortgage-backed securities	36,084	588	(82)	36,590
Preferred equity securities	6,083	46	(109)	6,020
Common equity securities	2,766	--	--	2,766
Total	$102,796	$3,376	$(200)	$105,972

The amortized cost and fair value of securities as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$ 2,402	$ 2,468
Due after one year through five years	28,218	29,271
Due after five years through ten years	10,254	10,556
Due after ten years	37,604	38,375
	78,478	80,670
Mortgage-backed securities	28,050	27,900
Equity securities	8,090	7,556
	$114,618	$116,126

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

Proceeds from sale of available for sale securities during 2003, 2002 and 2001 were $27,049,000, $22,708,000 and $12,703,000, respectively. Gross gains realized on these sales were $671,000, $439,000 and $100,000, respectively. Gross losses on these sales were $9,000, $115,000 and $68,000, respectively.

Securities with a carrying value of $34,575,000 and $31,579,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following table shows our investments’gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies
and corporations	$12,873	$ (176)	$ 92	$ (1)	$12,965	$ (177)
Obligations of state and
political subdivisions	13,202	(404)	--	--	13,202	(404)
Corporate debt securities	1,377	(25)	--	--	1,377	(25)
Mortgage-backed securities	17,159	(310)	2,054	(23)	19,213	(333)
Preferred equity securities	2,868	(173)	1,639	(361)	4,507	(534)
Common equity securities	--	--	--	--	--	--
Total temporarily impaired securities	$47,479	$(1,088)	$3,785	$(385)	$51,264	$(1,473)

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. Preferred equity securities consist of FNMA and FHLMC preferred stock. At December 31, 2003, the Company had 71 securities in an unrealized loss position. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOANS RECEIVABLE

The composition of loans receivable at December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
	(In Thousands)
Commercial	$ 49,329	$ 41,588
Real estate:
Commercial	63,288	53,525
Residential	105,949	107,756
Consumer	17,525	18,385
	236,091	221,254
Unearned net loan origination fees and costs	276	118
Allowance for loan losses	(2,093)	(1,935)
	$ 234,274	$ 219,437

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Balance, beginning	$ 1,935	$ 1,816	$ 1,918
Provision for loan losses	289	180	20
Recoveries	54	55	63
Loans charged off	(185)	(116)	(185)
Balance, ending	$ 2,093	$ 1,935	$ 1,816

The total recorded investment in impaired loans was $814,000 and $965,000 at December 31, 2003 and 2002, respectively. Impaired loans, not requiring an allowance for loan losses, were $38,000 and $-0- at December 31, 2003 and 2002, respectively. Impaired loans requiring an allowance for loan losses were $776,000 and $965,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the related allowance for loan losses associated with these loans was $367,000 and $105,000, respectively. For the years ended December 31, 2003, 2002 and 2001, the average balance of these impaired loans was $796,000, $882,000 and $125,000, respectively. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will record all payments as a reduction of principal on such loans. Interest income recognized for the time that the loans were impaired was $3,000, $-0- and $6,000 in 2003, 2002 and 2001, respectively.

Loans on which the accrual of interest has been discontinued amounted to $984,000 and $341,000 at December 31, 2003 and 2002, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $105,000 and $185,000 at December 31, 2003 and 2002, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LOANS RECEIVABLE (CONTINUED)

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $719,000 and $711,000 at December 31, 2003 and 2002, respectively. Advances and repayments during 2003 totaled $244,000 and $236,000, respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2003 and 2002.

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2003 and 2002 are comprised of the following:

	2003	2002
	(In Thousands)
Land	$ 398	$ 348
Building and improvements	4,818	4,425
Furniture, fixtures and equipment	4,097	3,630
	9,313	8,403
Accumulated depreciation	(4,877)	(4,573)
	$ 4,436	$ 3,830

Depreciation expense was $331,000, $347,000 and $386,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 — DEPOSITS

The composition of deposits at December 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)
Demand:
Non-interest bearing	$ 37,441	$ 32,411
Interest bearing	66,807	59,541
Savings	60,255	55,589
Time:
$100,000 and over	21,375	19,640
Less than $100,000	98,822	92,006
	$279,700	$259,187

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEPOSITS (CONTINUED)

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004	$ 70,052
2005	13,658
2006	17,517
2007	5,558
2008	5,960
Thereafter	2,452
$115,197

NOTE 7 — SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2003 and 2002

	December 31, 2003
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$ 6,640	$ 5,717	$ 7,325	1.30%
Federal Home Loan Bank	0	2,585	13,455	1.41
U.S. Treasury tax and loan notes	445	448	1,020	0.85
	$7,085	$ 8,750	$21,800	1.31%

	December 31, 2002
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$ 5,546	$ 4,460	$ 5,546	1.66%
Federal Home Loan Bank	6,645	2,221	6,645	1.91
U.S. Treasury tax and loan notes	922	478	1,011	1.34
	$13,113	$ 7,159	$13,202	1.72%

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SHORT-TERM BORROWINGS (CONTINUED)

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2003 and 2002, the Bank had a maximum borrowing capacity of approximately $137,032,000 and $132,820,000, respectively. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- was outstanding at December 31, 2003 and 2002. These borrowings are unsecured.

NOTE 8 — LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Detail of long-term debt at December 31, 2003 and 2002 is as follows:

Due	Convertible	Strike Rate	Current Interest Rate	2003	2002
				(In Thousands)
May 2005	February 2004	8.5%	7.03%	$2,500	$ 2,500
November 2005	February 2004	N/A	5.93	5,000	5,000
May 2010	February 2004	7.5	6.37	5,000	5,000
September 2010	March 2004	N/A	6.10	5,000	5,000
October 2011	January 2004	8.0	4.47	2,500	2,500
January 2007	January 2004	7.5	4.06	7,500	7,500
September 2012	September 2004	8.0	3.69	5,000	5,000
February 2009	N/A	N/A	4.80	1,924	2,244
February 2013	February 2005	8.0	3.59	5,000	--
February 2008	N/A	N/A	2.69	2,528	--
				$41,952	$34,744

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (1.170% at December 31, 2003) plus .10% to plus .22% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date. If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LONG-TERM BORROWINGS (CONTINUED)

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2003 are as follows (in thousands):

2004	$ 918
2005	8,450
2006	983
2007	8,518
2008	513
Thereafter	22,570
$41,952

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

NOTE 9 — STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees. The Plan is administered by a committee of the Board of Directors. Under the Plan, 187,500 shares of common stock are reserved for possible issuance, as adjusted for the three-for-two stock split issued in 2003. The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure. Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. The vesting period of options granted is at the discretion of the Board of Directors. Options granted during 2003, 2002 and 2001 expire in ten years.

A summary of transactions under this Plan were as follows as adjusted for the stock split declared April 1, 2003:

	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	79,155	$ 16.66	65,698	$ 16.35	49,340	$ 16.25
Granted	4,850	27.50	14,700	18.00	18,375	16.50
Exercised	(9,878)	16.55	(1,148)	16.19	(420)	14.80
Forfeited	--	--	(95)	14.80	(1,598)	15.83
Outstanding, end of year	74,127	$ 17.38	79,155	$ 16.66	65,697	$ 16.35
Exercisable, end of year	69,277	$ 16.67	79,100	$ 16.66	65,451	$ 16.35

The weighted-average remaining contractual life of the above options is approximately 6.5 years at December 31, 2003. Stock options outstanding at December 31, 2003 are exercisable at prices ranging from $14.80 to $27.50 a share.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK PURCHASE PLANS (CONTINUED)

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan. Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. The Plan may purchase shares on the open market if available or they may be issued from treasury shares. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Effective in 2002, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $2,500 each calendar quarter.

NOTE 10 — INCOME TAXES

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)

Current	$ 1,941	$ 1,632	$ 1,555
Deferred	(111)	(79)	(47)
	$ 1,830	$ 1,553	$ 1,508

The components of the net deferred tax asset (liability) at December 31, 2003 and 2002 are as follows:

	2003	2002
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$ 583	$ 530
Deferred loan fees	11	16
Deferred compensation	217	162
Other	122	96
	933	804
Deferred tax liabilities:
Unrealized gain on available for sale securities	(513)	(1,080)
Depreciation	(42)	(24)
	(555)	(1,104)
Net Deferred Tax Asset (Liability)	$ 378	$ 300

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31 is as follows:

	2003		2002		2001
	Amount	% of Pretax Income	Amount	% of Pretax Income		% of Pretax Income
	(In Thousands)
Federal income tax at statutory rate	$ 2,514	34%	$ 2,233	34%	$ 2,157	34%
Tax exempt interest	(644)	(9)	(642)	(10)	(673)	(11)
Non-deductible interest	56	1	60	1	85	1
Officers' life insurance income	(68)	(1)	(74)	(1)	(40)	--
Other, net	(28)	--	(24)	--	(21)	--
	$ 1,830	25%	$ 1,553	24%	$1,508	24%

The income tax provision includes $225,000, $(179,000), and $11,000 in 2003, 2002 and 2001, respectively, of income tax (benefit) expense on net realized securities gains and losses.

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year. Shares of Bank stock owned by the Plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2002, 2001 and 2000, ESOP contributions to the Plan charged to operations were $128,000, $126,000 and $101,000, respectively. During 2003, 2002 and 2001, employer 401(k) matching contributions to the Plan charged to operations were $65,000, $58,000 and $53,000, respectively. At December 31, 2003, 139,328 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has a deferred compensation agreement with its chief executive officer to provide a fixed retirement benefit. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of the chief executive to fund this deferred compensation plan. During 2002, the Bank implemented additional deferred compensation plans for its chief operating officer and certain directors that provide fixed retirement benefits. The Bank’s deferred compensation liability as of December 31, 2003 and 2002 was $639,000 and $477,000, respectively. The cost charged to operations for these deferred compensation plans was $163,000, $149,000 and $100,000 for the years ended December 31, 2003, 2002 and 2003, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 —CONTINGENCIES

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

The Bank had regularly invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit that the Bank had understood were bank issued federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2002, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information at the time, management estimated the loss to be approximately $297,000, which was charged against operations in the amount of $158,000 and $139,000 for the years ended December 31, 2002 and 2001, respectively, and the asset had been written down to $1,683,000 at December 31, 2002. The $1,683,000 net claim with the receiver was included in other assets on the consolidated balance sheet of the Company as of December 31, 2002. In 2003, the Company received proceeds on this net claim with the receiver in the amount of $1,510,000. The remaining $173,000 net claim with the receiver is included in other assets on the consolidated balance sheet of the Company as of December 31, 2003.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amounts at December 31, 2003 and 2002 were as follows:

	2003	2002
	(In Thousands)
Commitments to extend credit	$27,701	$17,110
Standby letters of credit	1,808	736
	$29,509	$17,846

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT
     RISK (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2003 was $1,808,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $950,000. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

NOTE 14 — REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2003 and 2002 was $3,190,000 and $2,727,000, respectively.

Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $6,949,000, plus an additional amount equal to the net profit for 2004, up to the date any such dividend is declared.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — REGULATORY MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital ratios as of December 31, 2003 and 2002, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital (to risk-weighted
assets):
Consolidated	39,668	15.76%	$>20,134	>8.00%	N/A/	N/A	%
Peoples National Bank	38,919	15.46	>20,141	>8.00	>25,176	>10.00
Tier 1 capital (to risk-weighted assets):

Consolidated	37,575	14.93	>10,067	>4.00	N/A	N/A
Peoples National Bank	36,826	14.63	>10,070	>4.00	>15,105	>6.00
Tier 1 capital (to average assets):
Consolidated	37,575	10.22	>14,711	>4.00	N/A	N/A
Peoples National Bank	36,826	10.01	>14,711	>4.00	>18,389	>5.00

As of December 31, 2002:
Total capital (to risk-weighted assets):

Consolidated	$35,705	15.26%	$>18,716	>8.00%	N/A	N/A	%
Peoples National Bank	35,268	15.09	>18,698	>8.00	>23,373	>10.00%
Tier 1 capital (to risk-weighted assets):

Consolidated	33,770	14.43	>9,358	>4.00	N/A	N/A
Peoples National Bank	33,333	14.26	>9,349	>4.00	>14,024	>6.00
Tier 1 capital (to average assets):
Consolidated	33,770	9.91	>13,634	>4.00	N/A	N/A
Peoples National Bank	33,333	9.78	>13,634	>4.00	>17,043	>5.00

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2003 and 2002:

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$ 6,056	$ 6,056	$ 6,340	$ 6,340
Securities available for sale	116,126	116,126	105,972	105,972
Loans receivable, net of
allowance	234,274	232,034	219,437	218,757
Accrued interest receivable	2,047	2,047	2,166	2,166
Financial liabilities:
Deposits	279,700	280,902	259,187	261,115
Short-term borrowings	7,085	7,085	13,113	13,113
Long-term borrowings	41,952	49,557	34,774	42,991
Accrued interest payable	604	604	656	656

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — PARENT COMPANY ONLY FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2003	2002
	(In Thousands)
ASSETS
Cash	$ 373	$ 26
Investment in bank subsidiary	40,326	37,886
Investment securities available for sale	--	500
Due from subsidiary	378	--
Accrued interest receivable	--	23
Other assets	--	25
Total Assets	$41,077	$38,460
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to subsidiary	$ --	$ 136
Other liabilities	1	1
Total Liabilities	1	137
Stockholders' equity:
Common stock	6,683	4,455
Surplus	2,618	4,617
Retained earnings	33,523	30,016
Accumulated other comprehensive income	995	2,096
	43,819	41,184
Treasury stock	(2,743)	(2,861)
Total Stockholders' Equity	41,076	38,323
Total Liabilities and Stockholders' Equity	$ 41,077	$ 38,460

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Dividends from bank subsidiary	$ 2,056	$ 1,950	$2,679
Other income	28	46	46
Other expenses	(78)	(83)	(61)
Income before Income Taxes and Equity in	2,006	1,913	2,664
Undistributed Net Income of Subsidiary
Income taxes (benefits)	(17)	(13)	(5)
Income before Equity in Undistributed Net	2,023	1,926	2,669
Income of Subsidiary
Equity in undistributed net income of subsidiary	3,541	3,089	2,167
Net Income	$ 5,564	$ 5,015	$4,836

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,564	$ 5,015	$ 4,836
Adjustments to reconcile net income to
net cash provided by operating
activities:
Undistributed net income of subsidiary	(3,541)	(3,089)	(2,167)
Increase (decrease) in due to subsidiary	(514)	25	10
Decrease in accrued interest receivable	23	--	--
Increase (decrease) in other liabilities	--	(1)	1
Increase in other assets	25	--	(25)
Net Cash Provided by Operating Activities	1,557	1,950	2,655
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Proceeds from maturities of and principal
repayments on available for sale securities	500	--	--
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(2,057)	(1,850)	(1,529)
Proceeds from sale of treasury stock	381	11	--
Purchase of treasury stock	(34)	(167)	(1,071)
Net Cash Used in Financing Activities	(1,710)	(2,006)	(2,600)
Increase (Decrease) in Cash and Cash Equivalents	347	(56)	55

CASH AND CASH EQUIVALENTS - BEGINNING	26	82	27
CASH AND CASH EQUIVALENTS - ENDING	$ 373	$ 26	$ 82

ITEM 9               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A            CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, the chief executive and principal financial officers of the company concluded that the company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls.

The company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the controls during the year ended Deceember 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 14              PRINCIPAL ACCOUNTANT FEES AND SERVICES

This item is incorporated by reference under Section “Report of the Audit Committee” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

PART V

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                      FORM 8-K

(a)	Financial Statement Schedules can be found under Item 8 of this report.

(b)	Press Release of Peoples Financial Services Corp. dated October 23, 2003, Third Quarter Results, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated October 8, 2003, Public Notice of Application to Establish a Staffed Branch, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated July 21, 2003, Six Month Earnings and Dividend Announcement, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated May 15, 2003, Change in Directors, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated April 4, 2003, First Quarter Results, Dividend Announcement, and Stock Split, previously submitted as Exhibit 99.
Press Release of Peoples Financial Services Corp. dated January 1, 2003, Year End Earnings and Dividend Announcement, previously submitted as Exhibit 99.

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
Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common
Share” filed as part of Item 8 of this report.

(14)	Code of Ethics, filed herewith
(21)	Subsidiaries of Peoples Financial Services Corp. *
(23)	Consent of Independent Auditors – Beard Miller Company LLP, filed herewith
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

**	Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange
Commission on April 20, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP

By	/s/	John W. Ord John W. Ord, President and Chief Executive Officer
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, Principal Accounting Officer
	/s/	Jack M. Norris Jack M. Norris, Member, Board of Directors
	/s/	Gerald R. Pennay Gerald R. Pennay, Member, Board of Directors
	/s/	George H. Stover, Jr. George H. Stover, Jr., Member, Board of Directors
	/s/	Thomas F. Chamberlain Thomas F. Chamberlain, Member, Board of Directors
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Member, Board of Directors

	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr., Member, Board of Directors

EXHIBIT INDEX

ITEM NUMBER	DESCRIPTION	PAGE
14	Code of Ethics	86
23	Consent of Independent Auditors	87
31.1	Certification of Chief Executive Officer	88
31.2	Certification of Principal Financial Officer	89
32.1	Sarbanes-Oxley Act of 2002 Section 1350	90
	Certification of Chief Executive Officer
32.2	Sarbanes-Oxley Act of 2002 Section 1350	91
	Certification of Principal Financial Officer

EXHIBIT 14

Code of Ethics

For Senior Financial Officers

Peoples National Bank

Peoples Financial Services Corp

Our officers adhere to the ethical principles of business and believe that these standards of conduct emphasize the importance of our responsibilities to build a profitable ongoing enterprise that maintains the public’s trust and confidence. The Chief Executive Officer, Chief Operations & Financial Officer, and the Controller adhere to and advocate the following principles governing their professional and ethical conduct in the fulfillment of their responsibilities.

1.	All officers' actions will be carried out with honesty and integrity, avoiding any conflicts of interest.
2.	All officers will foster fair, ethical and responsible practices in the use of corporate assets and resources. Each officer must refuse any commissions, special discounts, or other forms of compensation from agencies, attorneys, insurance and real estate agents, sales people, firms or others who offer such a gratuity for giving or referring business to them. Cash gifts in any amount are prohibited.
3.	Each officer must comply and cooperate promptly, honestly, and professionally with all regulatory agencies.
4.	Each officer is responsible to promptly and accurately complete and review all periodic reports filed with the SEC.
5.	Each officer's actions are to be carried out in good faith with diligence and care.
6.	Each officer is entrusted with important confidential information about our business and the business of others. It is essential that all officers safeguard this information. Officers must never inappropriately discuss confidential information.
7.	By example, each officer is to foster honesty and integrity as core values to the corporation at large.

EXHIBIT 23

CONSENT OF BEARD MILLER COMPANY LLP INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of Peoples Financial Services Corp. of our report dated January 7, 2004, included in the 2003 Annual Report to Stockholders of Peoples Financial Services Corp.

        We consent to the incorporation by reference in the Registration Statement, No. 333-84169, of our report dated January 7, 2004, with respect to the consolidated financial statements of Peoples Financial Services Corp. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/	BEARD MILLER COMPANY LLP

Allentown, Pennsylvania
March 11, 2004

Exhibit 31.1

CERTIFICATION

        I, John W. Ord, certify that:

1.	I have reviewed this annual report on Form 10-K of Peoples Financial Services Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
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

Date:    March 2, 2004

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
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
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

Date:    March 2, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Peoples Financial Services Corp. (the “Company”) for the period ended December 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     March 2, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Peoples Financial Services Corp. (the “Company”) for the period ended December 31, 2003, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     March 2, 2004