Form 10-Q
period 2004-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2004-05-04
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004,
                                                                                                         or
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

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No _____

Number of shares outstanding as of March 31, 2004	COMMON STOCK ($2 Par Value)	3,170,252
	(Title Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2004

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION	Number
	Item 1	Financial Statements
		Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 (Audited)	3
		Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2004 and 2003	4
		Consolidated Statements of Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2004 and 2003	5
		Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2004 and 2003	6-7
		Notes to Consolidated Financial Statements	8-9
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-19
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
	Item 4	Controls and Procedures	20

PART II.		OTHER INFORMATION
	Item 1	Legal Proceedings	21
	Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
	Item 3	Defaults in Senior Securities	21
	Item 4	Submission of Matters for Security Holder Vote	21
	Item 5	Other Information	21
	Item 6	Exhibits and Reports on Form 8-K	22
		Signatures	23
		Exhibit Index	24
		Exhibits	25-28

PART I
ITEM 1. FINANCIAL STATEMENTS

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2004 (UNAUDITED) and December 31, 2003

	March 2004	December 2003
	(In Thousands, except Per Share Data)
ASSETS
Cash and Due from Banks	$ 5,695	$ 5,882
Interest Bearing Deposits in Other Banks	271	174
Federal Funds Sold	3,780	0
Cash and Cash Equivalents	9,746	6,056
Securities Available for Sale	110,284	116,126
Loans	239,745	236,367
Allowance for Loan Loss	(1,886)	(2,093)
Loans, Net	237,859	234,274
Premises and equipment, net	4,500	4,436
Accrued interest receivable	1,937	2,047
Intangible assets	2,088	2,154
Other assets	6,270	6,196
Total Assets	$372,684	$371,289
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest Bearing	$ 36,496	$ 37,441
Interest Bearing	241,577	242,259
Total Deposits	278,073	279,700
Accrued Interest Payable	587	604
Short-term Borrowings	8,427	7,085
Long-term Borrowings	41,725	41,952
Other Liabilities	1,710	872
Total Liabilities	330,522	330,213
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,170,252 shares and 3,165,623 shares;
at March 31, 2004 and December 31, 2003 respectively	6,683	6,683
Surplus	2,666	2,618
Retained Earnings	33,680	33,523
Accumulated Other Comprehensive Income	1,835	995
Treasury Stock at Cost	(2,702)	(2,743)
Total Stockholders' Equity	42,162	41,076
Total Liabilities and Stockholders' Equity	$ 372,684	$ 371,289

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended March 31,
	2004	2003
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$ 3,737	$ 3,816
Securities:
Taxable	821	857
Tax-exempt	414	302
Other	1	2
Total Interest Income	4,973	4,977
INTEREST EXPENSE
Deposits	1,219	1,421
Short-term borrowings	29	44
Long-term borrowings	514	474
Total Interest Expense	1,762	1,939
Net Interest Income	3,211	3,038
PROVISION FOR LOAN LOSSES	159	60
Net Interest Income after Provision for Loan Losses	3,052	2,978
OTHER INCOME
Customer service fees	343	308
Other income	219	168
Net realized gains on sales of securities available for sale	55	57
Total Other Income	617	533

OTHER EXPENSES
Salaries and employee benefits	991	905
Occupancy	137	115
Equipment	78	61
FDIC insurance and assessments	35	34
Professional fees and outside services	65	67
Computer service and supplies	138	131
Taxes, other than payroll and income	96	89
Other	434	361
Total Other Expenses	1,974	1,763
Income before Income Taxes	1,695	1,748
INCOME TAXES	398	454
Net Income	$ 1,297	$ 1,294
EARNINGS PER SHARE
Basic	$ 0.41	$ 0.41
Diluted	$ 0.41	$ 0.41

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 2003	$ 6,683	$ 2,618	$ 33,523	$ 995	$ (2,743)	$ 41,076
Comprehensive income:
Net income	0	0	1,297	0	0	1,297
Net change in unrealized gains (losses) on securities
available for sale, net of taxes	0	0	0	840	0	840
Total Comprehensive Income	0	0	0	0	0	2,137
Cash dividends declared, $.36 per share	0	0	(1,140)	0	0	(1,140)
Purchase of treasury stock	0	0	0	0	0	0
Shares issued from treasury related to dividend
reinvestment plan and stock option plan	0	48	0	0	41	89
BALANCE - MARCH 31, 2004	$ 6,683	$ 2,666	$ 33,680	$ 1,835	$ (2,702)	$ 42,162

BALANCE - DECEMBER 31, 2002	$ 4,455	$ 4,617	$ 30,016	$ 2,096	$ (2,861)	$ 38,323
Comprehensive income:
Net income	0	0	1,294	0	0	1,294
Net change in unrealized gains (losses) on securities
available for sale, net of taxes	0	0	0	(226)	0	(226)
Total Comprehensive Income	0	0	0	0	0	1,068
Cash dividends declared, $.16 per share	0	0	(505)	0	0	(505)
Purchase of treasury stock	0	0	0	0	(25)	(25)
Shares issued from treasury related to dividend
reinvestment plan and stock option plan	0	95	0	0	75	170
Three-for-Two Stock Split 2,227,500 shares	2,228	(2,228)	0	0	0	0
BALANCE - MARCH 31, 2003	$ 6,683	$ 2,484	$ 30,805	$ 1,870	$ (2,811)	$ 39,031

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,297	$ 1,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	133
Provision for loan losses	159	60
Loss on sale of other real estate	0	6
Amortization of securities premiums and accretion of discounts	116	168
Net realized (gains) losses on sales of investment securities	(55)	(57)
Net earnings on investment in life insurance	(50)	(52)
Decrease in accrued interest receivable	110	217
Increase in other assets	(166)	(431)
Increase (decrease) in accrued interest payable	(16)	7
Increase in other liabilities	267	352
Net Cash Provided by Operating Activities	1,818	1,697
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	12,951	3,037
Proceeds from maturities of and principal repayments on
available for sale securities	1,245	3,480
Purchase of available for sale securities	(9,284)	(6,803)
Principal payments on mortgage-backed securities	2,141	6,076
Net increase in loans	(4,033)	(6,210)
Purchase of premises and equipment	(155)	(463)
Proceeds from sale of other real estate	0	17
Net Cash Used in Investing Activities	2,865	(866)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	(1,627)	4,109
Proceeds from long-term borrowings	0	8,000
Repayment of long-term borrowings	(227)	(125)
Net increase (decrease) in short-term borrowings	1,342	(7,676)
Purchase of treasury stock	0	(25)
Proceeds from sale of treasury stock	89	170
Cash dividends paid	(570)	(505)
Net Cash Provided by Financing Activities	(993)	3,948
Increase (Decrease) in Cash and Cash Equivalents	3,690	4,779

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
Three Months Ended March 31,
	2004	2003
(In Thousands)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,056	6,340
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 9,746	$ 11,119
SUPPLEMENTARY DISCLOSURES OF CASH PAID
Interest paid	$ 1,779	$ 1,939
Income taxes paid	$ 0	$ 160
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to real estate through foreclosure	$ 289	$ 35
Dividends declared, not paid	$ 570	$ 0
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share, as adjusted for the stock split declared April 1, 2003:

	Three Months Ended March 31,
	2004	2003
Net income applicable to common stock	$ 1,297,000	$ 1,294,000

Weighted average common shares outstanding	3,167,275	3,154,349
Effect of dilutive securities, stock options	22,769	16,821
Weighted average common shares outstanding used to calculate diluted earnings per share	3,190,044	3,171,170

Basic earnings per share	$ 0.41	$ 0.41
Dilluted earnings per share	$ 0.41	$ 0.41

3.     OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Unrealized holding gains (losses) on available for sale securities	$ 1,328	$ (285)
Less: Reclassification adjustment for gains realized in net income	55	57
Net Unrealized Gains	1,273	(342)
Tax effect	433	116
Other comprehensive income	$ 840	$ (226)

4.     STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the quarter ended March 31, 2004 and 2003, would have been reduced to the proforma amounts indicated below:

Three Months Ended March 31,
	2004	2003
(In Thousands, except Per Share Data)
Net income as reported	$ 1,297	$ 1,294
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been
applied to all awards	(1)	0
Pro forma net income	$ 1,296	$ 1,294
Basic earnings per share:
As reported	$ 0.41	$ 0.41
Pro forma	$ 0.41	$ 0.41
Diluted earnings per share:
As reported	$ 0.41	$ 0.41
Pro forma	$ 0.41	$ 0.41

5.     GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,770,000 of standby letters of credit as of March 31, 2004. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at March 31, 2004 was $1,770,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $950,000. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit is not material.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 18 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter increased ..2% to $1.297 million as compared to $1.294 million for the first quarter of 2003. Diluted earnings per share remained the same at $.41 per share for the first quarter of 2004 compared to $.41 per share in the first quarter of 2003, as adjusted for the stock split declared April 1, 2003. At March 31, 2004, the Company had total assets of $372.684 million, total net loans of $237.859 million, and total deposits of $278.073 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2004, cash, federal funds sold, and deposits with other banks totaled $9.746 million as compared to $6.056 million on December 31, 2003. The increase over the three months of 2004 has been due to the increase in federal funds sold which had a balance of $0 at the end of 2003 and now has a balance of $3.780 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $110.284 million on March 31, 2004, decreasing by $5.842 million over the December 31, 2003 total of $116.126 million. This corresponds to the increase in loans and federal funds sold over the same period.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of March 31, 2004, included an unrealized gain of $2.780 million reflected as accumulated other comprehensive income of $1.835 million in shareholders’ equity, net of deferred income taxes of $945 thousand. This compares to an unrealized gain of $1.508 million at December 31, 2003, reflected as accumulated other comprehensive income of $995 thousand, net of deferred income taxes of $513 thousand.

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

Loans:

Net loans increased $3.585 million or 1.53% to $239.745 million as of March 31, 2004, from $236.367 million as of December 31, 2003. Of the loan growth experienced in the first quarter of 2004, the most significant growth occurred in commercial loans. Commercial loans increased $2.258 million or 2.01% to $114.875 million as of March 31, 2004, compared to $112.617 million as of December 31, 2003.

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

Other Assets:

Other Assets increased $74 thousand or 1.2% to $6.270 million as of March 31, 2004, from $6.196 million as of December 31, 2003.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the three-month period ended March 31, 2004, total deposits decreased by $1.627 million or .58% to $278.073 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2004, were $8.427 million as compared to $7.085 million as of December 31, 2003, an increase of $1.342 million or 18.94%. Long-term borrowings were $41.725 million as of March 31, 2004, compared to $41.952 million as of December 31, 2003, a decrease of $227 thousand or .54%. The increase in short-term borrowings was due to increased activity in commercial sweep accounts classified as short-term borrowings.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of March 31, 2004, regulatory capital to total assets was 10.06% as compared to 10.22% on December 31, 2003. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the three months ended March 31, 2004, the Company did not purchase any shares for the treasury.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 14.59% and the total capital ratio to risk weighted assets ratio was 15.33% at March 31, 2004. The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity:

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

The following table represents the aggregate on and off-balance sheet contractural obligations to make future payments.

Contractual Obligations
In Thousands
	March 31, 2004
	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Time Deposits	$ 66,073	$ 35,699	$ 11,550	$ 1,908	$ 115,230
Long-term Debt	925	9,449	8,851	22,500	41,725
Operating Leases	32	64	41	402	539
Total	$ 67,030	$ 45,212	$ 20,442	$ 24,810	$ 157,494

Off-Balance Sheet Arrangements:

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2004, totaled $25.942 million, which consisted of $20.521 million in unfunded commitments of existing loans, $3.651 million to grant new loans and $1.770 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

Interest Rate Sensitivity:

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2004:

Statement of Interest Sensitivity Gap

(In thousands)

	3 Months	3 to 6 Months	Maturity or Repricing In: 6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS
Loans	$ 53,524	$ 12,815	$ 23,612	$ 114,683	$ 33,225
Securities	5,723	5,489	9,965	42,503	46,604
Federal Funds Sold	3,780	0	0	0	0
Total Rate Sensitive Assets	63,027	18,304	33,577	157,186	79,829
Cummulative Rate Sensitive Assets	63,027	81,331	114,908	272,094	351,923

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	745	745	1,490	11,922	9,935
Money Market Deposits	1,188	1,188	2,376	19,011	15,843
Regular Savings	2,337	1,842	3,685	29,478	24,565
CDs and IRAs	22,488	23,090	20,496	47,250	1,903
Short-term Borrowings	8,427	0	0	0	0
Long-term Borrowings	0	0	0	19,225	22,500
Total Rate Sensitive Liabilities	35,185	26,865	28,047	126,886	74,746
Cummulative Rate Sensitive Liabilities	35,185	62,050	90,097	216,983	291,729

Period Gap	27,842	(8,561)	5,530	30,300	5,083
Cummulative Gap	27,842	19,281	24,811	55,111	60,194

Cummulative Rate Sensitive Assets to Liabilities	179.13%	131.07%	127.54%	125.40%	120.63%
Cummulative Gap to Total Assets	8.03%	5.56%	7.15%	15.89%	17.35%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2004, total interest income decreased by $4 thousand, or .08%, to $4.973 million as compared to $4.977 million for the three months ended March 31, 2003. This decrease was primarily due to the continued decrease in yield on earnings assets, which decreased to 5.68% as compared to 6.14 % for the first three months of 2003. Average earning assets increased to $352.351 million for the three months ended March 31, 2004, as compared to $328.774 million for the three months ended March 31, 2003.

Total interest expense decreased by $177 thousand, or 9.13% to $1.762 million for the three months ended March 31, 2004, from $1.939 million for the three months ended March 31, 2003. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.43 % as compared to 2.85 % for the first three months of 2003. Average interest-bearing liabilities increased to $291.242 million for the three months ended March 31, 2004, as compared to $275.796 million for the three months ended March 31, 2003.

Net interest income increased by $173 thousand, or 5.69%, to $3.211 million for the three months ended March 31, 2004, from $3.038 million for the three months ended March 31, 2003. The Bank’s net interest spread decreased to 3.24% for the first three months of 2004 from 3.29% for the first three months of 2003. The net interest margin decreased to 3.67% from 3.75% for the three-month period ended March 31, 2004 and 2003 respectively.

The average loan yield was 6.31% during the first quarter of 2004, a decrease of 8.15% from 6.87% during the comparable period in 2003. Average loan balances increased $12.855 million, or 5.71%, to $238.029 million during the first quarter of 2004 from $225.174 million during the same period in 2003.

Yields on securities were 4.36% for the first quarter of 2004, a decrease of 4.60% from 4.57% during the comparable period in 2003. Average security balances increased $11.186 million, or 10.89%, to $113.946 million during the first quarter of 2004 from $102.760 million during the same period in 2003.

The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 20.00% to 2.04% for the three months ended March 31, 2004 from 2.55% for the comparable period in 2003. Average rates paid on borrowings increased 1.67% to 4.27% for the first three months of 2004 from 4.20% for the comparable period in 2003.

The quarter to date net interest margin calculation for March 31, 2004 and 2003, is shown below:

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

(In Thousands)

	Three Months Ended March 31,
	2004			2003
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 108,040	$ 1,778	6.62%	$108,631	$ 1,972	7.36%
Installment	17,659	294	6.70%	18,310	321	7.11%
Commercial	99,490	1,537	6.21%	89,651	1,430	6.47%
Tax Exempt	12,131	117	3.88%	7,924	82	4.20%
Other Loans	709	11	6.24%	658	11	6.78%
Total Loans	238,029	3,737	6.31%	225,174	3,816	6.87%
Investment Securities (AFS)
Taxable	74,476	821	4.43%	78,456	857	4.43%
Non-Taxable	39,470	414	4.22%	24,304	302	5.04%
Total Securities	113,946	1,235	4.36%	102,760	1,159	4.57%
Fed Funds Sold	376	1	1.07%	840	2	0.97%
Total Earning Assets	352,351	4,973	5.68%	328,774	4,977	6.14%
Less: Allowance for Loan Losses	(2,060)			(1,952)
Cash and Due from Banks	6,265			5,413
Premises and Equipment, Net	4,455			4,036
Other Assets	9,728			11,368
Total Assets	$ 370,739			$ 347,639
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$23,869	42	0.71%	$21,779	50	0.93%
Regular Savings	60,870	148	0.98%	56,627	205	1.47%
Money Market Savings	40,145	138	1.38%	34,301	147	1.74%
Time	115,321	891	3.11%	113,101	1,019	3.65%
Total Interest Bearing Deposits	240,205	1,219	2.04%	225,808	1,421	2.55%
Other Borrowings	51,037	543	4.27%	49,988	518	4.20%
Total Interest Bearing Liabilities	291,242	1,762	2.43%	275,796	1,939	2.85%
Net Interest Income		$3,211	3.24%		$3,038	3.29%
Non-Interest Bearing Demand Deposits	37,248			31,484
Accrued Expenses and Other Liabilities	1,541			2,166
Stockholder's Equity	40,708			38,193
Total Liabilities and Stockholder's Equity	$ 370,739			$ 347,639
Interest Income/Earning Assets			5.68%			6.14%
Interest Expense/Earning Assets			2.01%			2.39%
Net Interest Margin			3.67%			3.75%

Provision for Loan Loss:

The provision for loan loss for the three months ended March 31, 2004, was $159,000, an increase of $99,000, or 165.00% from $60,000 for the same period in 2003. The Bank’s loan volume continues to be strong. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended March 31, 2004, charge-offs totaled $379,000 while net charge-offs totaled $366,000 as compared to $19,000 and $11,000 respectively for the same three-month period in 2003.

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

Other Income:

Total non-interest income was $617 thousand for the three months ended March 31, 2004, an increase of $84 thousand or 15.76% over the comparable period in 2003.

Service charges and fees increased 11.36%, or $35 thousand, to $343 thousand in the first quarter of 2004 from $308 thousand in the first quarter of 2003. Overdraft fees in the first quarter of 2004 were $236 thousand compared to $196 thousand for the same period in 2003. The overdraft fee was increased to $30 from $25 in the fourth quarter of 2003. This accounts for the difference in service charges between the two periods.

Other income was $219 thousand for the three-months ended March 31, 2004, an increase of $51 thousand, or 30.36% over the comparable period in 2003. Additional commission income from investment division activity of $52 thousand and premiums earned through mortgage sales to the Federal Home Loan Bank of $21 thousand more than accounted for the increase in 2004 when compared to the same period in 2003. Conversely, application fee income, Bank Owned Life Insurance income and other service related fees were down slightly in 2004 when compared to the same period in 2003.

Gains on security sales were $55 thousand for the quarter ended March 31, 2004, compared to a gain of $57 thousand for the comparable period in 2003, a decrease of $2 thousand.

Other Operating Expenses:

Total other expenses increased 11.97%, or $211 thousand, to $1.974 million during the first quarter of 2004 compared to $1.763 million for the comparable period in 2003.

Salaries and benefits increased 9.50%, or $86 thousand, to $991 thousand for the first quarter of 2004 compared to $905 thousand for the same period in 2003 due to normal pay increases. The full-time equivalent number of employees was 97 as of March 31, 2004, compared to 98 as of March 31, 2003. The variance between periods is in line with the 2004 budget.

Occupancy expenses increased 19.13%, or $22 thousand, to $137 thousand during the first quarter of 2004 compared to $115 thousand for the same period in 2003. Increased heating costs for the first quarter of 2004 and other winter maintenance related items contributed to this increase when compared to the same period in 2003. Furniture and fixtures expense increased 27.87%, or $17 thousand, to $78 thousand for the first quarter of 2004 compared to $61 thousand for the first quarter of 2003. This increase was due to the increase of depreciation expense on computer equipment during the first quarter of 2004 compared to the same period in 2003. During 2003, the Company purchased various components made necessary by technological advancements in the banking industry, the full effect of which is evident in the first quarter of 2004.

All other operating expenses increased $86 thousand, or 12.61%, to $768 thousand in the first quarter of 2004 compared to $682 thousand for the same period in 2003. The increase was due in part to additional expenses incurred on foreclosed real estate in the amount of $37 thousand, additional director fees of $16 thousand in the form of a retainer which was not executed until the second half of 2003 and $27 thousand for expenses associated with the accounts receivable financing program due to increased balances financed in 2004 when compared to 2003.

Income Tax Provision:

The Corporation recorded an income tax provision of $398 thousand, or 23.5% of income, and $454 thousand, or 26.0% of income, for the quarters ended March 31, 2004 and 2003 respectively. The decrease in the effective income tax rate is due to increases in tax-exempt interest income from 2003 to 2004.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Fed Funds rate has remained the same for the first quarter of 2004. Improving economic conditions indicate that the Federal Reserve will begin to increase overnight borrowing rates. The timing and magnitude of the increase(s) are unknown at the present time. As of March 31, 2004, the Bank is currently showing sensitivity to downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 4.55% or $574,000, in a +200 basis point rate shock scenario over a one-year period. A decrease of 6.39% or $806,000 is shown in the model at a –200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2003, for further discussion of this matter.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2004, the chief executive and chief financial officers of the company concluded that the company’s disclosure controls and procedures were adequate.
(b) Changes in internal controls.
There have been no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

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
Commission on April 20, 2001

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
March 30, 2004, submitted as Exhibit 99, regarding dividend announcement.

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
March 30, 2004, submitted as Exhibit 99, regarding public notice of application to establish a staffed branch.

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
January 21, 2004, submitted as Exhibit 99, regarding year end earnings and fourth quarter dividend announcement.

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

Date:    __________________________________

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

Date:    _____________________________

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     _________________________________

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     _________________________________