Form 10-Q
period 2004-07-15
PEOPLES FINANCIAL SERVICES CORP/
filed 2004-08-03
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004,
                                                                                                         or
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

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No ______

Number of shares outstanding as of June 30, 2004	COMMON STOCK ($2 Par Value)	3,171,187
	(Title Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2004

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION	Number
	Item 1	Financial Statements
		Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003 (Audited)	3
		Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2004 and 2003	4
		Consolidated Statements of Stockholders' Equity (Unaudited) for the Six Months Ended June 30, 2004 and 2003	5
		Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2004 and 2003	6-7
		Notes to Consolidated Financial Statements	8-10
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-22
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
	Item 4	Controls and Procedures	23

PART II.		OTHER INFORMATION
	Item 1	Legal Proceedings	24
	Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
	Item 3	Defaults in Senior Securities	24
	Item 4	Submission of Matters for Security Holder Vote	24
	Item 5	Other Information	24
	Item 6	Exhibits and Reports on Form 8-K	25
		Signatures	26
		Exhibit Index	27
		Exhibits	28-31

PART I
ITEM 1. FINANCIAL STATEMENTS

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2004 (UNAUDITED) and December 31, 2003

	June 2004	December 2003
	(In Thousands, except Per Share Data)
ASSETS
Cash and Due from Banks	$ 7,065	$ 5,882
Interest Bearing Deposits in Other Banks	526	174
Federal Funds Sold	6,390	--
Cash and Cash Equivalents	13,981	6,056
Securities Available for Sale	115,335	116,126
Loans	238,955	236,367
Allowance for Loan Losses	(2,615)	(2,093)
Loans, Net	236,340	234,274
Premises and equipment, net	4,645	4,436
Accrued interest receivable	1,970	2,047
Intangible assets	2,023	2,154
Other assets	9,559	6,196
Total Assets	$383,853	$371,289
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest Bearing	$ 40,988	$ 37,441
Interest Bearing	244,181	242,259
Total Deposits	285,169	279,700
Accrued Interest Payable	648	604
Short-term Borrowings	10,680	7,085
Long-term Borrowings	46,497	41,952
Other Liabilities	773	872
Total Liabilities	343,767	330,213
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,250 shares; outstanding 3,171,187 shares and 3,165,623 shares;
at June 30, 2004 and December 31, 2003 respectively	6,683	6,683
Surplus	2,702	2,618
Retained Earnings	34,571	33,523
Accumulated Other Comprehensive Income (Loss)	(1,176)	995
Treasury Stock at Cost	(2,694)	(2,743)
Total Stockholders' Equity	40,086	41,076
Total Liabilities and Stockholders' Equity	$ 383,853	$ 371,289

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In Thousands, except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$ 7,454	$ 7,620	$ 3,717	$ 3,804
Securities:
Taxable	1,590	1,598	769	741
Tax-exempt	833	645	419	343
Other	22	20	21	18
Total Interest Income	9,899	9,883	4,926	4,906
INTEREST EXPENSE
Deposits	2,429	2,826	1,210	1,405
Short-term borrowings	60	63	31	19
Long-term borrowings	1,031	993	517	519
Total Interest Expense	3,520	3,882	1,758	1,943
Net Interest Income	6,379	6,001	3,168	2,963
PROVISION FOR LOAN LOSSES	900	120	741	60
Net Interest Income after Provision for Loan Losses	5,479	5,881	2,427	2,903
OTHER INCOME
Customer service fees	699	634	356	326
Other income	466	330	247	162
Net realized gains on sales of securities available for sale	76	196	21	139
Total Other Income	1,241	1,160	624	627
OTHER EXPENSES
Salaries and employee benefits	1,980	1,847	989	942
Occupancy	267	222	130	107
Equipment	155	150	77	89
FDIC insurance and assessments	70	67	35	33
Professional fees and outside services	154	113	89	46
Computer service and supplies	298	258	160	127
Taxes, other than payroll and income	194	175	98	86
Other	893	750	459	389
Total Other Expenses	4,011	3,582	2,037	1,819
Income before Income Taxes	2,709	3,459	1,014	1,711
INCOME TAXES	521	887	123	433
Net Income	$ 2,188	$ 2,572	$ 891	$ 1,278
EARNINGS PER SHARE
Basic	$ 0.69	$ 0.81	$ 0.28	$ 0.40
Diluted	$ 0.69	$ 0.81	$ 0.28	$ 0.40

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, except Per Share Data)
BALANCE - DECEMBER 31, 2003	$ 6,683	$ 2,168	$ 33,523	$ 995	$ (2,743)	$ 41,076
Comprehensive income:
Net income	--	--	2,188	--	--	2,188
Net change in unrealized gains (losses)on securities available for sale, net of taxes	--	--	--	(2,171)	--	(2,171)
Total Comprehensive Income						17
Cash dividends declared, $0.36 per share	--	--	(1,140)	--	--	(1,140)
Treasury stock purchase	--	--	--	--	--	--
Treasury stock issued for dividend reinvestment plan and stock option plan	--	84	--	--	49	133
BALANCE - JUNE 30, 2004	$ 6,683	$ 2,702	$ 34,571	$ (1,176)	$ (2,694)	$ 40,086
BALANCE - DECEMBER 31, 2002	$ 4,455	$ 4,617	$ 30,016	$ 2,096	$ (2,861)	$ 38,323
Comprehensive income:
Net income	--	--	2,572	--	--	2,572
Net change in unrealized gains (losses)on securities available for sale, net of taxes	--	--	--	497	--	497
Total Comprehensive Income						3,069
Cash dividends declared, $0.32 per share	--	--	(1,012)	--	--	(1,012)
Treasury stock purchase	--	--	--	--	(34)	(34)
Treasury stock issued for dividend reinvestment plan and stock option plan	--	226	--	--	149	375
Three-for-two stock split; 2,227,500 shares	2,228	(2,228)	--	--	--	--
BALANCE - JUNE 30, 2003	$ 6,683	$ 2,615	$ 31,576	$ 2,593	$(2,746)	$ 40,721
See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,188	$ 2,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316	157
Provision for loan losses	900	120
Loss on sale of equipment	--	19
Loss on sale of other real estate	--	6
Amortization of securities premiums and accretion of discounts	267	419
(Gains) on sales of investment securities, net	(76)	(196)
Proceeds from the sale of mortgage loans	2,399	--
Net gain on sale of loans	(23)	--
Loans originated for sale	(2,376)	--
Net earnings on investment in life insurance	(104)	(105)
Decrease in accrued interest receivable	77	226
(Increase) Decrease in other assets	(17)	851
Increase (Decrease) in accrued interest payable	44	(18)
(Decrease) in other liabilities	(99)	(109)
Net Cash Provided by Operating Activities	3,496	3,942
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	13,418	16,647
Proceeds from maturities of available for sale securities	1,653	2,368
Purchase of available for sale securities	(22,058)	(34,697)
Principal payments on mortgage-backed securities	4,297	15,585
Net increase in loans	(3,255)	(6,744)
Purchase of premises and equipment	(393)	(814)
Proceeds from sale of other real estate	165	17
Purchase of investment in life insurance	(2,000)	--
Net Cash Used in Investing Activities	(8,173)	(7,638)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	5,469	11,996
Proceeds from long-term borrowings	5,000	8,000
Repayment of long-term borrowings	(455)	(346)
Increase in short-term borrowings	3,595	(5,132)
Purchase of treasury stock	--	(34)
Issuance of treasury stock	133	375
Cash dividends paid	(1,140)	(1,012)
Net Cash Provided by Financing Activities	12,602	13,847
Increase (Decrease) in Cash and Cash Equivalents	7,925	10,151

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
Six Months Ended June 30,
	2004	2003
(In Thousands)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$ 6,056	$ 6,340
CASH AND CASH EQUIVALENTS - END OF YEAR	$ 13,981	$ 16,491
SUPPLEMENTARY DISCLOSURES OF CASH PAID
Interest paid	$ 3,476	$ 3,882
Income taxes paid	$ 633	$ 892
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to real estate through foreclosure	$ 289	$ 35
See notes to consolidated financial statements.

1.     BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiary, Peoples National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income applicable to common stock	$ 2,188,000	$ 2,572,000	$ 891,000	$ 1,278,000

Weighted average common shares outstanding	3,168,962	3,157,527	3,170,649	3,160,679
Effect of dilutive securities, stock options	24,397	22,258	25,737	27,695
Weighted average common shares outstanding used to
calculate diluted earnings per share	3,193,359	3,179,785	3,196,386	3,188,374

Basic earnings per share	$ .69	$ .81	$ .28	$ .40
Diluted earnings per share	$ .69	$ .81	$ .28	$ .40

3.     OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months and six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In Thousands, except Per Share Data)

Unrealized holding gains (losses) on available for sale securities	$(3,214)	$ 949	$(4,542)	$ 1,235
Less classification adjustment for gains (losses) realized in net income	76	196	21	139
Net unrealized gains (losses)	(3,290)	753	(4,563)	1,096
Tax effect	1,119	(256)	1,552	(373)
Other comprehensive income (loss)	$ (2,171)	$ 497	$ (3,011)	$ 723

4.     STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the six months and three months ended June 30, 2004 and 2003, would have been reduced to the proforma amounts indicated below:

	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
(In Thousands, except Per Share Data)

Net income as reported	$ 2,188	$ 2,572	$ 891	$ 1,278
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards.	(2)	--	(1)	--
Pro forma net income	$ 2,186	$ 2,572	$ 890	$ 1,278

Basic earnings per share:
As reported	$ .69	$ .81	$ .28	$ .40
Pro forma	$ .69	$ .81	$ .28	$ .40
Diluted earnings per share:
As reported	$ .69	$ .81	$ .28	$ .40
Pro forma	$ .68	$ .81	$ .28	$ .40

5.     GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,928,000 of standby letters of credit as of June 30, 2004. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at June 30, 2004 was $1,928,000 and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1,109,000. The current amount of the liability as of June 30, 2004, for guarantees under standby letters of credit is not material.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 21 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter decreased 14.9% to $2.188 million as compared to $2.572 million for the second quarter of 2003. Diluted earnings per share decreased to $0.69 per share for the second quarter of 2004, compared to $0.81 per share in the second quarter of 2003. At June 30, 2004, the Company had total assets of $383.853 million, total net loans of $236.340 million, and total deposits of $285.169 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2004, cash, federal funds sold, and deposits with other banks totaled $13.981 million as compared to $6.056 million on December 31, 2003. The increase over the six months of 2004, has been due to the increase in Federal Funds Sold which had a balance of $0 at the end of 2003 and now has a balance of $6.390 million.

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

Investments:

Investments totaled $115.335 million on June 30, 2004, decreasing by $791 thousand over the December 31, 2003, total of $116.126 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of June 30, 2004, included an unrealized loss of $1.782 million reflected as accumulated other comprehensive income (loss) of $(1.176) million in shareholders’ equity, net of deferred income tax benefit of $606 thousand. This compares to an unrealized gain of $1.508 million at December 31, 2003, reflected as accumulated other comprehensive income of $995 thousand, net of deferred income taxes of $513 thousand.

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

Loans:

Net loans increased $2.066 million or ..88% to $236.340 million as of June 30, 2004, from $234.274 million as of December 31, 2003. Of the loan growth experienced in the second quarter of 2004, the most significant growth occurred in commercial loans. Commercial loans increased $1.413 million or 1.25% to $114.030 million as of June 30, 2004, compared to $112.617 million as of December 31, 2003.

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

Other Assets:

Other Assets increased $3.363 million or 54.3% to $9.559 million as of June 30, 2004, from $6.196 million as of December 31, 2003. The increase in Other Assets is the result of the purchase of an additional $2 million Bank Owned Life Insurance policy as well as the change in the deferred tax on the net unrealized loss on available for sale securities in the amount of $1.551 million.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the six-month period ended June 30, 2004, total deposits increased by $5.469 million or 2.0% to $285.169 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2004 were $10.680 million as compared to $7.085 million as of December 31, 2003, an increase of $3.595 million or 50.74%. Long-term borrowings were $46.497 million as of June 30, 2004, compared to $41.952 million as of December 31, 2003, an increase of 4.545 million or 10.83%. The increase in short-term borrowings was due to increased activity in commercial sweep accounts classified as short-term borrowings. In June of 2004, the Bank borrowed an additional $5 million in term borrowings from the Federal Home Loan Bank. The borrowing was used as the primary funding for a $5 million tax-exempt loan.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of June 30, 2004, regulatory capital to total assets was 9.94% as compared to 10.22% on December 31, 2003. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment and stock purchase plan. In the six months ended June 30, 2004, the Company did not purchase any shares for the treasury.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 14.40% and the total capital ratio to risk weighted assets ratio was 15.40% at June 30, 2004. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The following table represents the aggregate on and off-balance sheet contractual obligations to make future payments.

Contractual Obligations
In Thousands
	June 30, 2004
	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Time Deposits	$ 57,503	$ 41,585	$ 10,948	$ 1,827	$ 111,863
Long-term Debt	3,433	14,467	1,097	27,500	46,497
Operating Leases	32	64	34	402	532
Total	$ 60,968	$ 56,116	$ 12,079	$ 29,729	$ 158,892

Off-Balance Sheet Arrangements:

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2004, totaled $26.665 million, which consisted of $21.047 million in unfunded commitments of existing loans, $3.696 million to grant new loans and $1.922 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2004:

	Maturity or Repricing In:
	3 Months	3 to 6 Months	6 to 12 Months	1 to 5 Years	Over 5 Years

RATE SENSITIVE ASSETS
Loans	$ 46,360	$ 13,156	$ 26,603	$ 115,575	$ 34,646
Securities	8,867	4,075	12,630	46,132	43,631
Federal Funds Sold	6,390	--	--	--	--
Total Rate Sensitive Assets	61,617	17,231	39,233	161,707	78,277
Cumulative Rate Sensitive Assets	61,617	78,848	118,081	279,788	358,065

RATE SENSITIVE LIABILITIES
Interest Bearing Checking	807	807	1,615	12,920	10,767
Money Market Deposits	1,198	1,198	2,395	19,161	15,967
Regular Savings	2,654	1,943	3,886	31,091	25,909
CDs and IRAs	25,413	19,184	12,907	52,532	1,827
Short-term Borrowings	10,680	--	--	--	--
Long-term Borrowings	--	--	2,500	16,497	27,500
Total Rate Sensitive Liabilities	40,752	23,132	23,303	132,201	81,970
Cumulative Rate Sensitive Liabilities	40,752	63,884	87,187	219,388	301,358

Period Gap	20,865	(5,901)	15,930	29,506	(3,693)
Cumulative Gap	20,865	14,964	30,894	60,400	56,707

Cumulative Rate Sensitive Assets to Liabilities	151.20%	123.42%	135.43%	127.53%	118.82%
Cumulative Gap to Total Assets	5.44%	3.90%	8.05%	15.74%	14.77%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2004, total interest income increased by $20 thousand, or .41%, to $4.926 million as compared to $4.906 million for the three months ended June 30, 2003. The yield on earnings assets was 5.47% as compared to 5.81% for the second quarter of 2003. Average earning assets increased to $362.212 million for the three months ended June 30, 2004, as compared to $338.958 million for the three months ended June 30, 2003.

For the six months ended June 30, 2004, total interest income increased by $16 thousand, or .16% to $9.899 million as compared to $9.883 million for the six months ended June 30, 2003. The yield on earning assets was 5.57% compared to 5.97% for the six months ended June 30,2003. Average earning assets increased to $357.282 million for the six months ended June 30, 2004, as compared to $333.894 million for the six months ended June 30, 2003.

Total interest expense decreased by $185 thousand, or 9.52% to $1.758 million for the three months ended June 30, 2004, from $1.943 million for the three months ended June 30, 2003. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.37% as compared to 2.76% for the second quarter of 2003. Average interest-bearing liabilities increased to $298.498 million for the three months ended June 30, 2004, as compared to $282.752 million for the three months ended June 30, 2003.

Total interest expense decreased by $362 thousand, or 9.33% to $3.520 million for the six months ended June 30, 2004, from $3.882 million for the six months ended June 30, 2003. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.40% as compared to 2.80% for the first six months of 2003. Average interest bearing liabilities increased to $294.871 million for the six months ended June 30, 2004, as compared to $279.293 million for the six months ended June 30, 2003.

Net interest income increased by $205 thousand, or 6.92%, to $3.168 million for the three months ended June 30, 2004, from $2.963 million for the three months ended June 30, 2003. The Bank’s net interest spread increased to 3.10% for the second quarter of 2004 from 3.05% for the second quarter of 2003. The net interest margin increased to 3.52% from 3.51% for the three-month periods ended June 30, 2004 and 2003 respectively.

Net interest income increased by $378 thousand, or 6.30%, to $6.379 million for the six months ended June 30, 2004, from $6.001 million for the six months ended June 30, 2003. The Bank’s net interest spread was the same at 3.17% for the first six months of 2004 when compared to the first six months of 2003. The net interest margin decreased to 3.59% from 3.62% for the six-month periods ended June 30, 2004 and 2003 respectively.

The average loan yield was 6.28% during the second quarter of 2004, a decrease of 7.37% from 6.78% during the comparable period in 2003. Average loan balances increased $11.887 million, or 5.24%, to $238.523 million during the second quarter of 2004 from $226.636 million during the same period in 2003.

Yields on securities were 4.26% for the second quarter of 2004, a decrease of 2.07% from 4.35% during the comparable period in 2003. Average security balances increased $10.454 million, or 10.05%, to $114.466 million during the second quarter of 2004 from $104.012 million during the same period in 2003.

The decrease in yields on earning assets was offset by a decrease in rates paid on deposits and borrowings. Average rates paid on deposits decreased 18.95% to 2.01% for the six months ended June 30, 2004, from 2.48% for the comparable period in 2003. Average rates paid on borrowings decreased 1.62% to 4.26% for the first six months of 2004 from 4.33% for the comparable period in 2003.

Below are the tables which set forth Average balances and corresponding yields for both the three month and six month periods ended June 30, 2004.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Year to Date)

	2004			2003
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 107,831	$ 3,552	6.62%	$108,486	$ 3,906	7.26%
Installment	17,611	586	6.69%	18,123	640	7.12%
Commercial	100,100	3,058	6.14%	90,997	2,879	6.38%
Tax Exempt	12,311	236	3.86%	8,383	173	4.16%
Other Loans	670	22	6.60%	647	22	6.86%
Total Loans	238,523	7,454	6.28%	226,636	7,620	6.78%
Investment Securities (AFS)
Taxable	74,192	1,590	4.31%	76,987	1,598	4.19%
Non-Taxable	40,274	833	4.16%	27,025	645	4.81%
Total Securities	114,466	2,423	4.26%	104,012	2,243	4.35%
Fed Funds Sold	4,293	22	1.03%	3,246	20	1.24%
Total Earning Assets	357,282	9,899	5.57%	333,894	9,883	5.97%
Less: Allowance for Loan Losses	(2,113)			(1,977)
Cash and Due from Banks	6,730			5,889
Premises and Equipment, Net	4,536			4,207
Other Assets	9,847			10,982
Total Assets	$ 376,282			$ 352,995
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$25,565	92	0.72%	$23,290	107	0.93%
Regular Savings	62,218	296	0.96%	57,806	408	1.42%
Money Market Savings	40,691	281	1.39%	34,535	281	1.64%
Time	114,838	1,760	3.08%	114,440	2,030	3.58%
Total Interest Bearing Deposits	243,312	2,429	2.01%	230,071	2,826	2.48%
Other Borrowings	51,559	1,091	4.26%	49,222	1,056	4.33%
Total Interest Bearing Liabilities	294,871	3,520	2.40%	279,293	3,882	2.80%
Net Interest Spread		$6,379	3.17%		$6,001	3.17%
Non-Interest Bearing Demand Deposits	38,676			33,140
Accrued Expenses and Other Liabilities	1,400			2,047
Stockholder's Equity	41,335			38,515
Total Liabilities and Stockholder's Equity	$ 376,282			$ 352,995
Interest Income/Earning Assets			5.57%			5.97%
Interest Expense/Earning Assets			1.98%			2.34%
Net Interest Margin			3.59%			3.62%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Quarter to Date)

	2004			2003
ASSETS	Average		Yield/	Average		Yield/
Loans	Balance	Interest	Rate	Balance	Interest	Rate
Real Estate	$ 107,621	$ 1,774	6.63%	$108,342	$ 1,934	7.16%
Installment	17,563	292	6.69%	17,938	319	7.13%
Commercial	100,709	1,521	6.07%	92,328	1,449	6.29%
Tax Exempt	12,490	119	3.83%	8,838	91	4.13%
Other Loans	632	11	7.00%	636	11	6.94%
Total Loans	239,015	3,717	6.25%	228,082	3,804	6.69%
Investment Securities (AFS)
Taxable	73,909	769	4.18%	75,534	741	3.93%
Non-Taxable	41,077	419	4.10%	29,716	343	4.63%
Total Securities	114,986	1,188	4.16%	105,250	1,084	4.13%
Fed Funds Sold	8,211	21	1.03%	5,626	18	1.28%
Total Earning Assets	362,212	4,926	5.47%	338,958	4,906	5.81%
Less: Allowance for Loan Losses	(2,166)			(2,002)
Cash and Due from Banks	7,196			6,360
Premises and Equipment, Net	4,614			4,377
Other Assets	9,967			10,599
Total Assets	$ 381,823			$ 358,292
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$27,260	50	0.74%	$24,784	57	0.92%
Regular Savings	63,565	148	0.94%	58,972	203	1.38%
Money Market Savings	41,236	143	1.39%	34,768	134	1.55%
Time	114,356	869	3.05%	115,764	1,011	3.50%
Total Interest Bearing Deposits	246,417	1,210	1.97%	234,288	1,405	2.41%
Other Borrowings	52,081	548	4.23%	48,464	538	4.45%
Total Interest Bearing Liabilities	298,498	1,758	2.37%	282,752	1,943	2.76%
Net Interest Spread		$3,168	3.10%		$2,963	3.05%
Non-Interest Bearing Demand Deposits	40,105			34,777
Accrued Expenses and Other Liabilities	1,258			1,930
Stockholder's Equity	41,962			38,833
Total Liabilities and Stockholder's Equity	$ 381,823			$ 358,292
Interest Income/Earning Assets			5.47%			5.81%
Interest Expense/Earning Assets			1.95%			2.30%
Net Interest Margin			3.52%			3.51%

Provision for Loan Loss:

For the three month period ended June 30, 2004, the provision for loan loss increased by $681,000 to $741,000 as compared to $60,000 for the three months ended June 30, 2003. This increase was due to the provision for an impaired loan relationship booked in May of 2004. This increased provision was due to bankruptcy proceedings entered into by this commercial loan customer.

The provision for loan loss for the six months ended June 30, 2004, was $900,000, an increase of $780,000 or 650.00% from $120,000 for the same period in 2003. The Bank’s loan volume continues to be strong. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended June 30, 2004, charge-offs totaled $17,000 while net charge-offs totaled $12,000 as compared to $23,000 and $16,000 respectively for the same three-month period in 2003.

In the six-month period ended June 30, 2004, charge-offs totaled $396,000 while net charge-offs totaled $378,000 as compared to $42,000 and $27,000 respectively for the same six-month period in 2003.

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

Other Income:

Total non-interest income was $624 thousand for the three-months ended June 30, 2004, a decrease of $3 thousand, or .48% from the comparable period in 2003.

Total non-interest income was $1.241 million for the six months ended June 30, 2004, an increase of $81 thousand or 6.98% over the comparable period in 2003.

Service charges and fees increased 9.20%, or $30 thousand, to $356 thousand for the three month period ended June 30, 2004, from $326 thousand in the same period in 2003. The overdraft fee was increased to $30 from $25 in the fourth quarter of 2003. This accounts for the difference in service charges between the two periods.

Service charges and fees increased 10.25%, or $65 thousand, to $699 thousand in the second quarter of 2004 from $634 thousand in the second quarter of 2003.

Other income was $247 thousand for the three-months ended June 30, 2004, from $162 thousand for the same period in 2003. This is an increase of $85 thousand or 52.47%.

Other income was $466 thousand for the six-months ended June 30, 2004, an increase of $136 thousand, or 41.21% over the comparable period in 2003. Additional commission income from investment division activity of $147 thousand and premiums and fees earned through mortgage sales to the Federal Home Loan Bank of $23 thousand more than accounted for the increase in 2004 when compared to the same period in 2003. Conversely, application fee income and other service related fees were down slightly in 2004 when compared to the same period in 2003. The addition of Licensed Bank Employees in the branch network in 2004 has increased the volume of investment sales and related commissions for the Company. The Licensed Bank Employees are licensed to sell life insurance products as well as fixed annuities.

Gains on security sales were $21 thousand for the quarter ended June 30, 2004, compared to $139 thousand for the comparable period in 2003, a decrease of $118 thousand, or 84.89%.

Gains on security sales were $76 thousand for the six-month period ended June 30, 2004, compared to a gain of $196 thousand for the comparable period in 2003, a decrease of $120 thousand, or 61.22%.

Other Operating Expenses:

Total other expenses increased 11.98%, or $218 thousand, to $2.037 million during the three month period ended June 30, 2004, compared to $1.819 million for the comparable period in 2003.

Total other expenses increased 11.98%, or $429 thousand, to $4.011 million during the second quarter of 2004, compared to $3.582 million for the comparable period in 2003.

Salaries and benefits increased 4.99%, or $47 thousand, to $989 thousand for the three month period ended June 30, 2004, compared to $942 thousand for the same period in 2003 due to normal pay increases and increased staff.

Salaries and benefits increased 7.20%, or $133 thousand, to $1.980 million for the second quarter of 2004, compared to $1.847 million for the same period in 2003 due to normal pay increases and increased staff. The full-time equivalent number of employees was 101 as of June 30, 2004, compared to 98 as of June 30, 2003. The variance between periods is in line with the 2004 budget.

Occupancy expenses increased 21.50%, or $23 thousand, to $130 thousand for the three month period ended June 30, 2004, compared to $107 thousand for the same period in 2003. Furniture and fixtures expense decreased 13.48%, or $12 thousand to $77 thousand for the second quarter of 2004, compared to $89 thousand for the second quarter of 2003. The decrease in furniture and fixtures expense between the two periods was due to non-reoccurring expenses incurred at various office locations of the Company in the second quarter of 2003.

Occupancy expenses increased 20.27%, or $45 thousand, to $267 thousand for the six months ended June 30, 2004, compared to $222 thousand for the same period in 2003. Winter heating costs for 2004 and maintenance performed on the parking lots at four office locations accounted for much of this increase when compared to the same period in 2003. Furniture and fixtures expense increased 3.33%, or $5 thousand, to $155 thousand for the six months ended June 30, 2004, compared to $150 thousand for the six months ended June 30, 2003. This increase was due to the increase of depreciation expense on computer equipment during the six months ended June 30, 2004, compared to the same period in 2003. During 2003, the Company purchased various components made necessary by technological advancements in the banking industry, the full effect of which is evident in 2004.

All other operating expenses increased $160 thousand, or 23.49%, to $841 thousand for the three months ended June 30, 2004, compared to $681 thousand for the same period in 2003.

All other operating expenses increased $246 thousand, or 18.05%, to $1.609 million for the six months ended June 30, 2004, compared to $1.363 million for the same period in 2003. The increase was due in part to additional expenses incurred on foreclosed real estate in the amount of $77 thousand, increased expenditures for advertising in the amount of $23 thousand, additional legal and professional costs of $41 thousand, some of which were due to consulting work performed in connection with a new personal computer network and on-line teller system installed at the Bank’s branch offices, computer and proof maintenance costs associated with the personal computer network and on-line teller system (as well as additional software enhancements installed in 2004) in the amount of $28 thousand, and $37 thousand for expenses associated with the accounts receivable financing program due to increased balances financed in 2004 when compared to 2003.

Income Tax Provision:

The Corporation recorded an income tax provision of $123 thousand, or 12.1% of income, and $433 thousand, or 25.3% of income, for the quarters ended June 30, 2004 and 2003 respectively. The decline in the income tax rate is due to increasing tax-exempt income, including tax-exempt loans and bank owned life insurance.

The Corporation recorded an income tax provision of $521 thousand, or 19.2% of income, and $887 thousand, or 25.6% of income, for the quarters ended June 30, 2004 and 2003 respectively. The decrease in the effective income tax rate is due to increases in tax-exempt interest income and bank owned life insurance income from 2003 to 2004.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Fed Funds rate has remained the same for virtually all of the second quarter of 2004. Improving economic conditions prompted the Federal Reserve to increase overnight borrowing rates by 25 basis points on June 30, 2004. The timing and magnitude of future increases are unknown at the present time. As of June 30, 2004, the Bank is currently showing sensitivity to downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 3.61% or $440,000 in a +200 basis point rate shock scenario over a one-year period. A decrease of 5.32% or $648,000 is shown in the model at a –200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2003, for further discussion of this matter.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2004, the chief executive and chief financial officers of the company concluded that the company’s disclosure controls and procedures were adequate.
(b) Changes in internal controls.
There have been no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004, that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

   None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS FOR SECURITY HOLDER VOTE

At the Annual Meeting of Stockholders held on April 24, 2004, Chairman Shurtleff reported that the Judge of Election and Proxy had completed the voting tabulations. On the basis of that report, Chairman Shurtleff declared that Gerald R. Pennay and Thomas F. Chamberlain were elected for a three-year term and Richard S. Lochen, Jr. was elected to a one-year term, and Beard Miller Company LLP, had been ratified as the independent auditors for the year-ending December 31, 2004.

The following outlines the items voted on at the meeting as well as the votes cast for, against, and non-vote:

I.	Election of Class I Directors
	Name	For	Withhold Authority
	Thomas F. Chamberlain	2,345,774	61,646
	Richard S. Lochen, Jr.	2,398,110	9,311
	Gerald R. Pennay	2,392,741	14,681

	Class II Directors whose terms will expire in 2006
	John W. Ord
	Russell D. Shurtleff
	Class I Directors whose terms will expire in 2005
	Richard S. Lochen, Jr.
	George H. Stover, Jr.
II.	Ratification of selection of Beard Miller Company LLP as independent auditors of the Company for 2004.
	For	Against	Abstain
	2,385,644	0	21,777

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
Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per
Share” filed as part of Item 1 of this report.

(21)	Subsidiaries of Peoples Financial Services Corp. *
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

**	Incorporated by reference to Exhibit 99.6 on Form 8K as filed with the U.S. Securities and Exchange
Commission on April 20, 2001

(b) Other events and reports on Form 8-K that have been previously filed are as follows:

Press Release of Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
April 20, 2004, regarding first quarter earnings.

Announcement by Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
May 11, 2004, regarding announcement of retirement of one of its board members.

Announcement by Peoples Financial Services Corp. to the Registrant's Current Report on Form 8-K as filed on
June 7, 2004, regarding announcement of transfer to loan loss reserves.

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

Date:    August 3, 2004

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

Date:    August 3, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     August 3, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Peoples Financial Services Corp. (the “Company”) for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:     August 3, 2004