Form 10-Q
period 2004-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2004-11-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number: 0-23863

PEOPLES FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2931852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 MAIN STREET, HALLSTEAD, PA	18822
(Address of principal executive offices)	(Zip code)

(570) 879-2175
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes	☒	No	☐

Common Stock, $2 Par Value	3,156,307
Title Class	Outstanding Shares at September 30, 2004

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q
For the Quarter Ended September 30, 2004

PART I
ITEM 1.  FINANCIAL STATEMENTS

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2004 (UNAUDITED) and December 31, 2003 (AUDITED)

(In thousands, except per share data)	September	December
ASSETS	2004	2003
Cash and due from banks	$5,390	$5,882
Interest bearing deposits with other banks	157	174
Federal funds sold	335	0
Cash and cash equivalents	5,882	6,056
Securities available for sale	114,170	116,126
Loans	243,049	236,367
Allowance for loan losses	(2,750)	(2,093)
Loans, net	240,299	234,274
Bank premises and equipment, net	4,681	4,436
Accrued interest receivable	1,983	2,047
Intangible assets	1,958	2,154
Other assets	8,793	6,196
Total Assets	$377,766	$371,289
LIABILITIES
Deposits, non-interest bearing	$42,826	$37,441
Deposits, interest bearing	237,527	242,259
Total deposits	280,353	279,700
Accrued interest payable	560	604
Short-term borrowings	7,299	7,085
Long-term borrowings	46,267	41,952
Other liabilities	1,112	872
Total Liabilities	335,591	330,213
STOCKHOLDERS' EQUITY

Common stock, par value $2 per share;
authorized 12,500,000 shares; issued 3,341,250 shares;
outstanding 3,156,307 shares and 3,165,623 shares at September 30, 2004 and December 31, 2003, respectively	6,683	6,683
Surplus	2,778	2,618
Retained earnings	35,419	33,523
Accumulated other comprehensive income	642	995
Treasury stock at cost	(3,347)	(2,743)
Total Stockholders' Equity	42,175	41,076
Total Liabilities and Stockholders' Equity	$377,766	$371,289

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003
INTEREST INCOME
Loans receivable, including fees	$11,237	$11,368	$3,783	$3,748
Securities:
Taxable	2,368	2,406	778	808
Tax exempt	1,269	996	436	351
Other	42	33	20	13
Total Interest Income	14,916	14,803	5,017	4,920
INTEREST EXPENSE
Deposits	3,612	4,149	1,183	1,323
Short-term borrowings	90	86	30	23
Long-term borrowings	1,603	1,516	572	523
Total Interest Expense	5,305	5,751	1,785	1,869
Net Interest Income	9,611	9,052	3,232	3,051
PROVISION FOR LOAN LOSSES	1,050	180	150	60
Net Interest Income after Loan Loss Provision	8,561	8,872	3,082	2,991
OTHER INCOME
Customer service fees	1,095	943	396	309
Other income	738	519	272	189
Net realized gains on sales of securities available for sale	181	652	105	456
Total Other Income	2,014	2,114	773	954
OTHER EXPENSES
Salaries and benefits	3,023	2,747	1,043	900
Occupancy	375	334	108	112
Equipment	243	223	88	73
FDIC insurance and assessments	105	101	35	34
Professional fees and outside services	223	175	69	62
Computer services and supplies	453	392	155	134
Taxes, other than payroll and income	290	261	96	86
Other	1,341	1,100	448	350
Total Non-Interest Expense	6,053	5,333	2,042	1,751
Income Before Income Taxes	4,522	5,653	1,813	2,194
INCOME TAXES	915	1,478	394	591
Net Income	$3,607	$4,175	$1,419	$1,603
EARNINGS PER SHARE, BASIC	$1.14	$1.32	$0.45	$0.51
EARNINGS PER SHARE, DILUTED	$1.13	$1.31	$0.44	$0.50

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

(In thousands)
				Accumulated
				Other
	Common	Surplus	Retained	Comprehensive	Treasury	Total
	Stock		Earnings	Income	Stock
BALANCE-DECEMBER 31, 2003	$6,683	$2,618	$33,523	$995	($2,743)	$41,076
Comprehensive income
Net income	0	0	3,607	0	0	3,607
Net change in unrealized gains (losses) on
securities available for sale, net of taxes	0	0	0	(353)	0	(353)
Total Comprehensive Income						3,254
Cash dividends, ($0.54 per share)	0	0	(1,711)	0	0	(1,711)
Treasury stock purchase (20,500 shares)	0	0	0	0	(703)	(703)
Treasury stock issued for dividend reinvestment plan and stock option plan (11,184 shares)	0	160	0	0	99	259
BALANCE-SEPTEMBER 30, 2004	$6,683	$2,778	$35,419	$642	($3,347)	$42,175

BALANCE-DECEMBER 31, 2002	$4,455	$4,617	$30,016	$2,096	($2,861)	$38,323
Comprehensive income
Net income	0	0	4,175	0	0	4,175
Net change in unrealized gains (losses) on
securities available for sale, net of taxes	0	0	0	(1,329)	0	(1,329)
Total Comprehensive Income						2,846
Cash dividends, ($0.48 per share)	0	0	(1,518)	0	0	(1,518)
Treasury stock purchase (1,671 shares)	0	0	0	0	(34)	(34)
Treasury stock issued for dividend reinvestment plan and stock option plan (16,918 shares)	0	226	0	0	149	375
Three-for-two stock split, 2,227,500 shares	2,228	(2,228)	0	0	0	0
BALANCE-SEPTEMBER 30, 2003	$6,683	$2,615	$32,673	$767	($2,746)	$39,992

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,607	$4,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	243
Provision for loan losses	1,050	180
Loss on sale of equipment	0	18
Loss on sale of foreclosed real estate	0	6
Amortization of securities' premiums and accretion of discounts	416	629
(Gains) on sales of investment securities, net	(181)	(652)
Proceeds from the sale of mortgage loans	2,977	0
Net gain on sale of loans	(43)	0
Loans originated for sale	(2,934)	0
Net earnings on investment in life insurance	(169)	(153)
Decrease in accrued interest receivable	64	178
(Increase)Decrease in other assets	(80)	1,070
(Decrease) in accrued interest payable	(44)	(24)
Increase in other liabilities	240	230
Net Cash Provided by Operating Activities	5,383	5,900
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	22,022	22,360
Proceeds from maturities of available for sale securities	2,639	4,734
Purchase of available for sale securities	(29,182)	(59,557)
Principal payments on mortgage-backed securities	5,707	23,411
Net increase in loans	(7,408)	(10,398)
Purchase of premises and equipment	(529)	(855)
Proceeds from sale of other real estate	167	102
Purchase of Investment in Life Insurance	(2,000)	0
Net Cash Used in Investing Activities	(8,584)	(20,203)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	653	16,551
Proceeds from long-term borrowing	5,000	8,000
Repayment of long-term borrowings	(685)	(568)
Increase(Decrease) in short-term borrowing	214	(7,389)
Purchase of treasury stock	(703)	(34)
Issuance of common stock	259	375
Cash dividends paid	(1,711)	(1,518)
Net Cash Provided by Financing Activities	3,027	15,417
Net Increase/Decrease in Cash and Cash Equivalents	(174)	1,114

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(In thousands)	Nine Months Ended
	September 30, 2004	September 30, 2003

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	$6,056	$6,340
CASH AND CASH EQUIVALENTS - ENDING OF YEAR	$5,882	$7,454

SUPPLEMENTAL DISCLOSURES OF CASH PAID
Interest paid	$5,349	$5,751
Income taxes paid	$720	$1,339
NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfers from loans to foreclosed real estate	$333	$35
See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the "Corporation" or the "Company") and its wholly owned subsidiary, Peoples National Bank (the "Bank"). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Net income applicable to common stock	$3,607,000	$4,175,000	$1,419,000	$1,603,000

Weighted average common shares outstanding	3,168,939	3,160,129	3,168,895	3,165,248
Effect of dilutive securities, stock options	21,915	26,168	20,951	33,988

Weighted average common shares outstanding used to calculate diluted earnings per share	3,190,854	3,186,297	3,189,846	3,199,236

Basic earnings per share	$1.14	$1.32	$0.45	$0.51
Diluted earnings per share	$1.13	$1.31	$0.44	$0.50

NOTE 3.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months and nine months ended September 30, 2004 and 2003 are as follows:

(In thousands)	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Unrealized holding gains (losses) on available for sale securities	$(355)	$(1,361)	$2,859	$(2,310)
Less classification adjustment for gains (losses) realized in net income	181	652	105	456
Net unrealized gains (losses)	(536)	(2,013)	2,754	(2,766)
Tax effect	183	684	(936)	940

Other comprehensive income (loss)	$(353)	$(1,329)	$1,818	$(1,826)

NOTE 4.  STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs have been recognized for options granted in 2004 and 2003. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the nine months and three months ended September 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share data)	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Net income as reported	$3,607	$4,175	$1,419	$1,603
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(3)	(1)	(1)	(1)
Pro forma net income	$3,604	$4,174	$1,418	$1,602

Basic earnings per share:
As reported	$1.14	$1.32	$0.45	$0.51
Pro forma	$1.14	$1.32	$0.45	$0.51
Diluted earnings per share
As reported	$1.13	$1.31	$0.44	$0.50
Pro forma	$1.13	$1.31	$0.44	$0.50

NOTE 5.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,737,000 of standby letters of credit as of September 30, 2004. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at September 30, 2004 was $1,737,000 and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $951,000. The current amount of the liability as of September 30, 2004, for guarantees under standby letters of credit is not material.

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

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical information, this Report may be deemed to contain "forward looking" information. Examples of forward looking information may include, but are not limited to (a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

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

OVERVIEW

Net income for the nine months ended September 30, 2004 decreased 13.6% to $3.607 million as compared to $4.175 million for the same period of 2003. Diluted earnings per share decreased 13.7% to $1.13 per share for the third quarter of 2004 from $1.31 per share in the third quarter of 2003. At September 30, 2004 the Company had total assets of $377.766 million, total net loans of $240.299 million, and total deposits of $280.353 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:
At September 30, 2004 cash, federal funds sold, and deposits with other banks totaled $5.882 million as compared to $6.056 million on December 31, 2003.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that matures within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:
Investments totaled $114.170 million on September 30, 2004, decreasing by $1.956 million over the December 31, 2003 total of $116.126 million. As loan demand increased in the third quarter of 2004, the investment portfolio and Fed Funds have retracted due to the simultaneous decrease in deposits in that same time period.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of September 30, 2004 included an unrealized gain of $972 thousand reflected as accumulated other comprehensive income of $642 thousand in stockholders’ equity, net of deferred income taxes of $330 thousand. This compares to an unrealized gain of $1.508 million at December 31, 2003 reflected as accumulated other comprehensive income of $995 thousand, net of deferred income taxes of $513 thousand.

Management monitors the earnings performance and effectiveness of liquidity of the investment portfolio on a monthly basis through the Asset/Liability Committee (ALCO). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the investment securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans:
Net loans increased $6.025 million or 2.57% to $240.299 million as of September 30, 2004 from $234.274 million as of December 31, 2003. Of the loan growth experienced in the first nine months of 2004, the most significant growth occurred in commercial loans. Commercial loans increased $4.581 million or 4.07% to $117.198 million as of September 30, 2004 compared to $112.617 million as of December 31, 2003.

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

Other Assets:
Other Assets increased $2.597 million, or 41.91% to $8.793 million as of September 30, 2004 from $6.196 million as of December 31, 2003. The largest portion of the increase in other assets was due to the purchase of an additional Bank Owned Life Insurance policy in the amount of $2 million in June of 2004.

Deposits:
Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the nine month period ended September 30, 2004, total deposits increased by $653 thousand or 0.23% to $280.353 million.

Borrowings:
The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the FHLB provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2004 were $7.299 million as compared to $7.085 million as of December 31, 2003, an increase of $214 thousand or 3.02%. Long-term borrowings were $46.267 million as of September 30, 2004 compared to $41.952 million as of December 31, 2003, an increase of $4.315 million or 10.29%. The increase in long-term borrowings was due to the Bank borrowing an additional $5 million at the FHLB in a move to lock in at historically low long-term borrowing rates. This borrowing was completed in June of 2004.

Capital:
The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2004 regulatory capital to total assets was 10.14% as compared to 10.22% on December 31, 2003. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment and stock purchase plan.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 14.65% and the total capital ratio to risk weighted assets ratio was 15.69% at September 30, 2004. The Corporation is deemed to be well capitalized under regulatory standards.

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
The following table represents the aggregate on and off-balance sheet contractual obligations to make future payments.

CONTRACTUAL OBLIGATIONS
(In thousands)	September 30, 2004
	Maturity or Repricing In:
	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total

Time deposits	$47,491	$47,531	$11,005	$1,996	$108,023
Long-term debt	3,441	14,484	842	27,500	46,267
Operating leases	32	63	27	417	539

	$50,964	$62,078	$11,874	$29,913	$154,829

Off-Balance Sheet Arrangements:
The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans and unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2004, totaled $30.680 million, which consisted of $25.079 million in unfunded commitments of existing loans, $3.874 million to grant new loans and $1.737 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2004:

INTEREST RATE SENSITIVITY ANALYSIS
	September 30
(In thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$44,199	$10,840	$28,786	$118,910	$37,564
Securities	6,531	8,890	11,092	47,006	40,651
Federal funds sold	335	0	0	0	0
Total Rate Sensitive Assets	51,065	19,730	39,878	165,916	78,215
Cumulative Rate Sensitive Assets	51,065	70,795	110,673	276,589	354,804
RATE SENSITIVE LIABILITIES
Interest bearing checking	825	825	1,651	13,206	11,005
Money market deposits	1,138	1,138	2,277	18,213	15,177
Regular savings	2,727	1,897	3,793	30,345	25,287
CDs and IRAs	21,231	8,483	17,777	58,536	1,996
Short-term borrowings	7,299	0	0	0	0
Long-term borrowings	0	0	3,441	15,326	27,500
Total Rate Sensitive Liabilities	33,220	12,343	27,998	136,567	80,965
Cumulative Rate Sensitive Liabilities	33,220	45,563	73,561	210,128	291,093

Period gap	17,845	7,387	11,880	29,349	(2,750)
Cumulative gap	17,845	25,232	37,112	66,461	63,711

Cumulative RSA to RSL	153.72%	155.38%	150.45%	131.63%	121.89%
Cumulative gap to total assets	4.72%	6.68%	9.82%	17.59%	16.87%

RESULTS OF OPERATIONS

Net Interest Income:
For the three months ended September 30, 2004 total interest income increased by $97 thousand, or 1.97% to $5.017 million as compared to $4.920 million for the three months ended September 30, 2003. This increase was primarily due to the increase in average earnings assets, as yields decreased to 5.51% as compared to 5.58% for the third quarter of 2003. Average earning assets increased to $362.086 million for the three months ended September 30, 2004 as compared to $349.546 million for the three months ended September 30, 2003.

For the nine months ended September 30, 2004 total interest income increased by $113 thousand, or 0.76% to $14.916 million as compared to $14.803 million for the nine months ended September 30, 2003. This was also due to the increase in earning assets as yields decreased to 5.55% for the first three quarters of 2004 as compared to 5.84% for the first three quarters of 2003. Average earning assets increased to $358.895 million for the nine months ended September 30, 2004 as compared to $338.837 million for the nine months ended September 30, 2003.

Total interest expense decreased by $84 thousand, or 4.49% to $1.785 million for the three months ended September 30, 2004 from $1.869 million for the three months ended September 30, 2003. This decrease was attributable to the decrease in the cost of funds, which decreased to 2.38 % as compared to 2.58 % for the third quarter of 2003. Average interest-bearing liabilities increased to $298.890 million for the three months ended September 30, 2004 as compared to $287.370 million for the three months ended September 30, 2003.

For the nine months ended September 30, 2004 total interest expense decreased by $446 thousand, or 7.76% to $5.305 million as compared to $5.751 million for the nine months ended September 30, 2003. Again, the decrease in the cost of funds to 2.39% for the first three quarters of 2004 as compared to 2.73% for the first three quarters of 2003 caused this decrease. Average interest bearing liabilities increased to $296.220 million for the first three quarters of 2004 compared to $282.015 million for the first three quarters of 2003.

Net interest income increased by $181 thousand, or 5.93%, to $3.232 million for the three months ended September 30, 2004 from $3.051 million for the three months ended September 30, 2003. The Bank’s net interest spread increased to 3.14% for the third quarter of 2004 from 3.00% for the third quarter of 2003. The net interest margin increased to 3.55% from 3.46% for the three month periods ended September 30, 2004 and 2003 respectively.

For the nine months ended September 30, 2004 net interest income increased $559 thousand, or 6.18% to $9.611 million as compared to $9.052 million for the nine months ended September 30, 2003. This increase is due to an increase in the volume of average earning assets and an increase in the net interest spread to 3.16% for the nine months ended September 30, 2004 compared to 3.11% for the nine months ended September 30, 2003. The net interest margin also increased to 3.58% from 3.57% for the nine month periods ended September 30, 2004 and 2003, respectively.

Below are the tables which set forth average balances and corresponding yields for both the three month and nine month periods ended September 30, 2004.
Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Year to Date)
	September 2004			September 2003
(in thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$107,810	$5,289	6.55%	$108,093	$5,807	7.18%
Installment	17,530	874	6.66%	17,976	941	7.00%
Commercial	100,215	4,629	6.17%	92,314	4,330	6.27%
Tax exempt	13,962	411	3.93%	8,423	257	4.08%
Other loans	666	34	6.82%	627	33	7.04%
Total Loans	240,183	11,237	6.25%	227,433	11,368	6.68%
Investment Securities (AFS)
Taxable	72,908	2,368	4.34%	78,999	2,406	4.07%
Non-taxable	41,187	1,269	4.12%	28,612	996	4.65%
Total Securities	114,095	3,637	4.26%	107,611	3,402	4.23%
Time deposits with other banks	0	0		0	0
Fed funds sold	4,617	42	1.22%	3,793	33	1.16%
Total Earning Assets	358,895	14,916	5.55%	338,837	14,803	5.84%
Less: Allowance for loan losses	(2,283)			(2,002)
Cash and due from banks	6,686			6,340
Premises and equipment, net	4,593			4,291
Other assets	10,900			10,581
Total Assets	$378,791			$358,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$26,579	$146	0.73%	$24,152	$165	0.91%
Regular savings	63,152	454	0.96%	58,717	589	1.34%
Money market savings	40,270	419	1.39%	34,857	408	1.56%
Time	113,188	2,593	3.06%	114,826	2,987	3.48%
Total Interest Bearing Deposits	243,189	3,612	1.98%	232,552	4,149	2.39%
Other borrowings	53,031	1,693	4.26%	49,463	1,602	4.33%
Total Interest Bearing	296,220	5,305	2.39%	282,015	5,751	2.73%
Liabilities
Net interest spread		9,611	3.16%		9,052	3.11%
Non-interest bearing demand deposits	40,356			35,386
Accrued expenses and other liabilities	1,443			1,538
Stockholder's Equity	40,772			39,108
Total Liabilities and Stockholders' Equity	$378,791			$358,047
Interest income/earning assets			5.55%			5.84%
Interest expense/earning assets			1.97%			2.27%
Net interest margin			3.58%			3.57%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (Quarter to Date)
	September 2004			September 2003
(in thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$107,770	$1,737	6.41%	$107,321	$1,901	7.03%
Installment	17,371	288	6.60%	17,687	301	6.75%
Commercial	100,444	1,571	6.22%	94,906	1,451	6.07%
Tax exempt	17,229	175	4.04%	8,501	84	3.92%
Other loans	656	12	7.28%	588	11	7.42%
Total Loans	243,470	3,783	6.18%	229,003	3,748	6.49%
Investment Securities (AFS)
Taxable	70,367	778	4.40%	83,943	808	3.82%
Non-taxable	42,993	436	4.03%	31,732	351	4.39%
Total Securities	113,360	1,214	4.26%	115,675	1,159	3.98%
Time deposits with other banks	0	0		0	0
Fed funds sold	5,256	20	1.51%	4,868	13	1.06%
Total Earning Assets	362,086	5,017	5.51%	349,546	4,920	5.58%
Less: Allowance for loan losses	(2,618)			(2,053)
Cash and due from banks	6,600			7,227
Premises and equipment, net	4,705			4,456
Other assets	12,982			9,792
Total Assets	$383,755			$368,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$28,586	$54	0.75%	$25,847	$58	0.89%
Regular savings	64,999	158	0.97%	60,509	181	1.19%
Money market savings	39,439	138	1.39%	35,488	127	1.42%
Time	109,924	833	3.01%	115,587	957	3.28%
Total Interest Bearing Deposits	242,948	1,183	1.94%	237,431	1,323	2.21%
Other borrowings	55,942	602	4.28%	49,939	546	4.34%
Total Interest Bearing	298,890	1,785	2.38%	287,370	1,869	2.58%
Liabilities
Net interest spread		3,232	3.14%		3,051	3.00%
Non-interest bearing demand deposits	43,679			39,804
Accrued expenses and other liabilities	1,529			1,518
Stockholder's Equity	39,657			40,276
Total Liabilities and Stockholders' Equity	$383,755			$368,968
Interest income/earning assets			5.51%			5.58%
Interest expense/earning assets			1.96%			2.12%
Net interest margin			3.55%			3.46%

Provision for Loan Loss:
For the three month period ended September 30, 2004 the provision for loan loss increased by $90,000 or 150.00% to $150,000 as compared to $60,000 for the three months ended September 30, 2003. This increased provision was due to an increase in classified loans.

The provision for loan loss for the nine months ended September 30, 2004 was $1,050,000, an increase of $870,000 or 483.33% from $180,000 for the same period in 2003. This increase was due to the provision for an impaired loan relationship recorded in May 2004. This increased provision was due to bankruptcy proceedings entered into by this commercial loan customer. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three month period ended September 30, 2004, charge-offs totaled $29,000 while net charge-offs totaled $14,000 as compared to $20,000 and $1,000 respectively for the same three month period in 2003.

Charge-offs totaled $425,000 for the nine month period ended September 30, 2004 while net charge-offs totaled $393,000 as compared to charge-offs of $62,000 and net charge-offs of $26,000 for the comparable period in 2003.

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

Other Income:
Total non-interest income was $773 thousand for the three months ended September 30, 2004, a decrease of $181 thousand, or 18.97% over the comparable period in 2003. This is due to a sharp decrease in gains on sales of available for sale securities. In September of 2003, the Bank sold a defaulted World Com bond at a gain of $180,000 for total gains on securities sales of $456 thousand for the third quarter of 2003.

Total non-interest income was $2.014 million for the nine month period ended September 30, 2004, a decrease of $100 thousand, or 4.73% as compared to $2.114 million for the same nine month period in 2003. Again, this difference between the two periods is primarily due to the securities gains previously discussed. Gains on security sales decreased $471 thousand to $181 thousand for the nine month period ended September 30, 2004 as compared to $652 thousand for the same period in 2003. Decreases in security gains in 2004 have been the product of interest rates, which have risen, thus eliminating some of the gain positions in the Bank’s investment portfolio.

Service charges and fees increased 28.16%, or $87 thousand to $396 thousand for the three month period ended September 30, 2004, from $309 thousand in the same period in 2003.

Service charges and fees increased 16.12%, or $152 thousand to $1.095 million for the nine month period ended September 30, 2004 from $943 thousand for the nine month period ended September 30, 2003. The increase in service charges and fees income for the three month period and nine month period ended September 30, 2004 was due to the overdraft privilege program started by the Bank in June of 2004, which has increased overdraft fees.

Overdraft fees increased $77 thousand or 38.50% to $277 thousand for the three month period ended September 30, 2004 from $200 thousand for the same period in 2003.

Overdraft fees increased $150 thousand or 24.96% to $751 thousand for the nine month period ended September 30, 2004, from $601 thousand for the nine month period ended September 30, 2003.

Other income was $272 thousand for the three months ended September 30, 2004, from $189 thousand for the same period in 2003. This is an increase of $83 thousand, or 43.92%. Additional commission income from investment division activity of $71 thousand and premiums and fees earned through mortgage sales to the Federal Home Loan Bank of $22 thousand more than accounted for the quarter to date increase in 2004 when compared to 2003 at September 30. The addition of Licensed Bank Employees in the branch network in 2004 has increased the volume of investment sales and related commissions for the Company. The Licensed Bank Employees are licensed to sell life insurance products as well as fixed annuities.

Other income was $738 thousand for the nine month period ended September 30, 2004, an increase of $219 thousand, or 42.20% over the $519 thousand that was reported for this item for the nine month period ended September 30, 2003. Again, additional commission income from investment division activity of $219 thousand and premiums and fees earned through mortgage sales and servicing to the Federal Home Loan Bank of $47 thousand more than accounted for the year to date increases in other income as of September 30, 2004, when compared to the same period in 2003.

Other Operating Expenses:
Total non-interest expenses increased 16.62%, or $291 thousand to $2.042 million during the three month period ended September 30, 2004 compared to $1.751 million for the comparable period in 2003.

Total other expenses increased 13.50%, or $720 thousand to $6.053 million for the nine month period ended September 30, 2004 as compared to total other expenses of $5.333 million for the nine month period ended September 30, 2003.

Salaries and benefits increased 15.89%, or $143 thousand to $1.043 million for the three month period ended September 30, 2004 compared to $900 thousand for the same period in 2003 due to normal pay increases and increased staff needs.

Salaries and benefits increased 10.05%, or $276 thousand to $3.023 million for the nine month period ended September 30, 2004 as compared to $2.747 million for the comparable period in 2003. The full-time equivalent number of employees was 101 as of September 30, 2004 compared to 96 as of September 30, 2003 due to the addition of staff for 2004, when compared to the same period in 2003.

Occupancy expenses decreased 3.57%, or $4 thousand to $108 thousand for the three month period ended September 30, 2004 compared to $112 thousand for the same period in 2003. Occupancy expenses increased 12.28%, or $41 thousand to $375 thousand for the nine month period ended September 30, 2004 as compared to $334 thousand for the same period in 2003. As with prior periods, the increase in occupancy expenses year-to-date as of September 30, 2004 were due to increased heating costs experienced during the winter months of 2004. Furniture and fixtures was $88 thousand for the third quarter of 2004 compared to $73 thousand for the third quarter of 2003, an increase of 20.55%. Furniture and fixtures expense increased 8.97%, or $20 thousand to $243 thousand for the nine month period ended September 30, 2004 as compared to $223 thousand for the nine month period ended September 30, 2003. This increase was due to the increase of depreciation expense during the third quarter of 2004 compared to the same period in 2003. The increased depreciation was on additional computer software and equipment in service for 2004.

All other operating expenses increased $137 thousand, or 20.57% to $803 thousand for the three months ended September 30, 2004 compared to $666 thousand for the same period in 2003. All other operating expense categories increased $383 thousand, or 18.88% to $2.412 million for the nine months ended September 30, 2004. This compares to $2.029 million for the comparable period in 2003. The increase was due in part to additional expenses incurred on foreclosed real estate in the amount of $139 thousand, increased expenditures for advertising in the amount of $21 thousand, additional legal and professional costs of $48 thousand, some of which were due to consulting work performed in connection with a new personal computer network and on-line teller system installed at the Bank’s branch offices, computer and proof maintenance costs associated with the personal computer network and on-line teller system (as well as additional software enhancements installed in 2004) in the amount of $27 thousand, and $40 thousand for expenses associated with the accounts receivable financing program due to increased balances financed in 2004 when compared to 2003.

Income Tax Provision:
The Corporation recorded an income tax provision of $394 thousand, or 21.73% of income, and $591 thousand, or 26.94% of income, for the quarters ended September 30, 2004 and 2003 respectively.  The decline in the effective tax rate is due to increased tax-exempt income.

The income tax provision recorded was $915 thousand, or 20.23% of income, and $1.478 million, or 26.15% of income, for the nine month periods ended September 30, 2004 and 2003 respectively. The decline in the effective tax rate is due to increased tax-exempt income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Fed Funds rate has been increased in 25 basis point increments three times in 2004. Improving economic conditions prompted the Federal Reserve to increase overnight borrowing rates by 25 basis points on June 30, 2004, August 10, 2004, and September 21, 2004. The timing and magnitude of future increases are unknown at the present time. As of September 30, 2004, the Bank is currently showing sensitivity to downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 7.44% or $890,000 in a +200 basis point rate shock scenario over a one-year period. A decrease of 10.66% or $1,275,000 is shown in the model at a -200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2003, for further discussion of this matter.

ITEM 4.  CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

(b)	Changes in internal controls.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Although as stated above, we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design and effectiveness of internal controls over financial reporting, including the purchase of internal control software that allows upper management to view reports and to understand the risks and controls within the entire organization or specific areas of the organization. These reports provide up to date information at all times. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

PART II
ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PEOPLES FINANCIAL SERVICES CORP
ISSUER PURCHASES OF COMMON STOCK

			Total number
			of shares purchased	Maximum number of
	Total number	Average	as part of publicly	shares that may yet be
	of shares	price paid	announced plans	purchased under the
MONTH	purchased	per share	or programs	plans or programs (1)
July 1, 2004 - July 31, 2004	0	$0	0	146,616

August 1, 2004 - August 31, 2004	0	$0	0	146,616

Sept 1, 2004 - Sept 30, 2004	20,500	$34.28	20,500	126,116

TOTAL	20,500	$34.28	20,500

(1) On December 27,1995, the Board of Directors authorized the repurchase of 187,500 shares of the Corporation's common stock from shareholders.  On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation's common stock outstanding. Neither repurchase program stipulated an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K:
(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *
(3.2)	By laws of Peoples Financial Services Corp.
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp. *
(10.2)	Excess Benefit Plan dated January 14, 1992, for John W. Ord *
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp. *
(11)	The statement regarding computation of per share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned "Earnings Per Share" filed as part of Item 1 of this report.
(21)	Subsidiaries of Peoples Financial Services Corp. *
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S.
Securities and Exchange Commission on March 4, 1998

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
By	/s/	Frederick J. Malloy Frederick J. Malloy, AVP/Controller

EXHIBIT INDEX

ITEM NUMBER	DESCRIPTION	PAGE
3.2	By Laws of Peoples Financial Services Corp., as amended	25-35
31.1	Certification of Chief Executive Officer	36
31.2	Certification of Principal Financial Officer	37
32.1	Sarbanes-Oxley Act of 2002 Section 1350	38
	Certification of Chief Executive Officer
32.2	Sarbanes-Oxley Act of 2002 Section 1350	39
	Certification of Principal Financial Officer

