Form 10-K
period 2004-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2005-03-15
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004,
or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 0-23863

PEOPLES FINANCIAL SERVICES CORP.
(Exact Name of Registrant as Specified in its Charter)
PENNSYLVANIA	23-2391852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

50 MAIN STREET, HALLSTEAD, PA	18822
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(570) 879-2175
Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	COMMON STOCK ($2 Par Value)
(Title Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. Yes X No_____

The aggregate market value of voting stock held by non-affiliates of the registrant is $ 98,133,789

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock by June 30, 2004. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2004	COMMON STOCK ($2 Par Value)	3,155,801
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3-14
	Item 2	Properties	14
	Item 3	Legal Proceedings	15
	Item 4	Submission of Matters to a Vote of Security Holders	16
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	16-17
	Item 6	Selected Financial Data	17
	Item 7	Management's Discussion and Analysis of Financial Condition and	18-36
		Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	37
	Item 8	Financial Statements and Supplementary Data	38
		Report of Independent Registered Public Accounting Firm	38
		Consolidated Balance Sheets	39
		Consolidated Statements of Income	40
		Consolidated Statements of Stockholders' Equity	41
		Consolidated Statements of Cash Flows	42-43
		Notes to Consolidated Financial Statements	44-70
	Item 9	Changes and Disagreements with Accountants on Accounting and	71
		Financial Disclosure
	Item 9A	Controls and Procedures	71
	Item 9B	Other Information	71
Part III
	Item 10	Directors and Executive Officers of the Registrant	72
	Item 11	Executive Compensation	72
	Item 12	Security Ownership of Certain Beneficial Owners and Management	72
		and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions	72
	Item 14	Principal Accountant Fees and Services	72
Part IV
	Item 15	Exhibits and Financial Statements Schedules	73

ITEM 1 BUSINESS

BRIEF HISTORY
Peoples Financial Services Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its sole subsidiary, Peoples National Bank (“PNB” or the “Bank”). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank. PNB is currently in its 100th year of operation.

OPERATING SEGMENTS
The Company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included at page 51 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

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
Enforcement actions may include:
the appointment of a conservator or receiver;
the issuance of a cease and desist order;
the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors,officers, employees and institution affiliated parties;
the issuance of directives to increase capital;
the issuance of formal and informal agreements;
the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and
the enforcement of any such mechanisms through restraining orders or any other court actions.

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

Limitations on Dividends and Other Payments
The Company’s current ability to pay dividends is largely dependent upon the receipt of dividends from its banking subsidiary, PNB. Both federal and state laws impose restrictions on the ability of the Company to pay dividends. The FRB has issued a policy statement that provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. Under the National Bank Act, a national bank, such as PNB, may pay dividends only out of the current year’s net profits and the net profits of the last two years. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions:
on extensions of credit to the bank holding company or its subsidiaries;
on investments in their securities; and
on the use of their securities as collateral for loans to any borrower.

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

Interstate Banking Legislation
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 were enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective September 29, 1995. The law also permits interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date.

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
publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants;
the establishment of uniform accounting standards by federal banking agencies;

  the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;

additional grounds for the appointment of a conservator or receiver; and
restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.
FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

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
"well capitalized";
"adequately capitalized";
"under capitalized";
"significantly undercapitalized"; and
"critically undercapitalized".
PNB is currently classified as “well capitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically under capitalized.

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

Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering:
internal controls;
information systems and internal audit systems;
loan documentation;
credit underwriting;
interest rate exposure;
asset growth; and
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

Risk-Based Capital Requirements
The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2004, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 15.02% and its ratio of total capital to risk- weighted assets stood at 16.05%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4%. As of December 31, 2004, the Company’s leverage-capital ratio was 10.57%.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:
limitations on its ability to pay dividends;

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

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. PNB’s assessment for 2004 was $40,474. These figures can be compared to FDIC assessments in 2003 of $40,765 and in 2002 of $41,810. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the financing corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2004 was $ .0148 for each $100 of BIF deposits.

Community Reinvestment Act
The Community Reinvestment Act of 1977, (“CRA”) is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based on twelve assessment factors.

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
open market operations in United States Government securities;
changes in the discount rate on member bank borrowings; and
changes in reserve requirements against member bank deposits.
These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future.

RECENT LEGISLATION
USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation
In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

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

The SOA addresses, among other matters:
audit committees for all reporting companies;
certification of financial statements by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

a prohibition on insider trading during pension plan black out periods;
disclosure of off-balance sheet transactions;
a prohibition on personal loans to directors and officers;
expedited filing requirements for Forms 4’s;
disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
"real time" filing of periodic reports;
the formulation of a public accounting oversight board;
auditor independence; and
various increased criminal penalties for violations of securities laws.
The SOA contains provisions, which became effective upon enactment on July 30, 2002 and provisions, which became effective over the following two years. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W
Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which co-defies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The company is considered to be an affiliate of the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
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
a loan or extension of credit to an affiliate;
a purchase of, or an investment in, securities issued by an affiliate;
a purchase of assets from an affiliate, with some exceptions;
the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.
In addition, under Regulation W:
a bank, and its subsidiaries may not purchase a low-quality asset from an affiliate;
covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Legislation and Regulatory Changes

From time to time, legislation is enacted that affects the cost of doing business or limits the activities of a financial institution. We cannot predict the likelihood of any major changes or the impact those changes may have on the Company.

MARKET AREAS
The PNB market areas are in the northeastern part of Pennsylvania with the primary focus being Susquehanna and Wyoming Counties. With the addition of an office in Conklin, Broome County, New York in 2003, Broome County is part of the Bank’s market area, particularly the Southern Tier that encompasses the towns of Conklin, Kirkwood, Windsor, and Deposit. In addition, parts of Lackawanna, Wayne, and Bradford Counties in Pennsylvania that border Susquehanna and Wyoming Counties are also considered part of the PNB market area.

A decision was made to apply for permission to establish a branch office in New York but closer to Hallstead. Property was purchased in Conklin, New York, approximately 10 miles from Hallstead. Permission to establish a branch was approved and the Conklin office was operational in March of 2003. PNB purchased property in Deposit, New York, on December 12, 2002. PNB has also signed a building lease agreement dated April 19, 2004, that will allow the Bank to establish a presence at Front Street in the Town of Chenango in Broome County, New York. With the addition of these offices, the Bank will be better able to serve its present customers as well as add new customers. However, the market areas will be substantially the same. The Conklin office opened on March 17, 2003. Regulatory approval has been received for the Deposit and Front Street locations with a second-quarter 2005 opening date expected for both offices.

The PNB market area is situated between:
the city of Binghamton, Broome County, New York, located to the north;
the city of Scranton, Lackawanna County, Pennsylvania, to the south; and
Wilkes-Barre, Luzerne County, Pennsylvania, to the southwest.

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

The commercial loans offered by PNB include:
commercial real estate loans;
working capital;
equipment and other commercial loans;
construction loans;
SBA guaranteed loans; and
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

Consumer loans offered by PNB include:
residential real estate loans;
automobile loans;
manufactured housing loans;
personal installment loans secured and unsecured for almost any purpose;
student loans; and
home equity loans (fixed-rate term and open ended revolving lines of credit).
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

Mortgage loans have historically had a longer average life than commercial or consumer loans. Accordingly, payment and interest rate risks are greater in some respects with mortgage loans than with commercial or consumer lending. Deposits, which are used as the primary source to fund mortgage lending, tend to be of shorter duration than the average maturities on residential mortgage loans and are more susceptible to interest rate changes. Historical records indicate that our mortgage loans, no matter what maturity, have an average life of less than seven years. In 2003, the Bank started selling mortgages in the secondary market. Mortgages are also written with adjustable rates. Mortgage lending is also subject to economic downturns, in that increases in unemployment could adversely affect the ability of borrowers to repay mortgage loans and decreases in property values could affect the value of the real estate serving as collateral for the loan.

Loan growth slowed in 2004 when compared to 2002 and 2003. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

Loan Approval
Individual loan authorities are established by PNB’s Board of Directors upon recommendation by the senior credit officer. In establishing an individual’s loan authority, the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The President of PNB, along with members of senior management, have the authority to approve loans up to $500,000 following an analysis and review by loan administration and a written recommendation by the Chief Credit Officer. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers’ loan committee. All loan requests which are either complex in nature or exceed $500,000 must be analyzed and reviewed by loan administration and presented with a recommendation to the full Board of Directors for approval or denial.

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

Deposit Activities
PNB also offers a full range of deposit and personal banking services insured by the FDIC, including commercial checking and small business checking products, cash management services, retirement accounts such as Individual Retirement Accounts (“IRA”), retail deposit services such as certificates of deposit, money market accounts, savings accounts, a variety of checking account products, automated teller machines (“ATM’s”), point of sale and other electronic services such as automated clearing house (“ACH”) originations, and other personal miscellaneous services. These miscellaneous services would include:
safe deposit boxes;
night depository services;
traveler’s checks;
merchant credit cards;
direct deposit of payroll and other checks;
U.S. Savings Bonds;
official bank checks; and
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

Investment Products
In 1999, PNB entered into an agreement with T.H.E. Financial Services to hire a joint employee to sell investment products. An agent was hired and has an office located in the Bank’s Hallstead Plaza building. In September of 2003, T.H.E. Financial Services was acquired by Financial Network Investment Corporation (FNIC) of Torrance, California. PNB signed a contract dated September 29, 2003 with FNIC.

Insurance Products
In April of 2001, PNB purchased a 20% equity interest in Community Bankers Insurance Agency. This investment gives the Bank a referral avenue to provide insurance, broadening our available lines of financial services.

Investment Portfolio and Activities
PNB’s investment portfolio has several objectives.

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

PNB has posted its Code of Ethics for the chief executive officer, chief operation and financial officer, and controller. This policy can be found at our Website located at www.peoplesnatbank.com.

STATISTICAL DISCLOSURES
The following statistical disclosures are included in Management’s Discussion and Analysis, Item 8 hereof, and are incorporated by reference in this Item 1:
Interest Rate Sensitivity Analysis;
Interest Income and Expense, Volume and Rate Analysis;
Investment Portfolio;
Loan Maturity and Interest Rate Sensitivity;
Loan Portfolio;
Allocation of Allowance for Loan Losses;
Deposits; and
Short-term Borrowings.

ITEM 2 PROPERTIES

PNB has four full-service banking offices in Susquehanna County that are located in:
Borough of Susquehanna Depot;
Hallstead Plaza, Great Bend Township;
Borough of Hop Bottom; and
Montrose, Bridgewater Township.

PNB’s presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which opened in 1992, until the purchase of the two Mellon bank offices in 1997. The Wyoming County locations are:
Borough of Nicholson;
Meshoppen Township; and
Tunkhannock Borough.

The administrative/operations office of the Company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following departments are located at that office:
commercial, mortgage and consumer lending operations;
executive offices;
marketing department;
human resources department;
deposit account support services;
data processing services; and
corporate accounting.

PNB began expanding its branch locations into New York in 2002. The latest updates on these expansions are:

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

  Also, on December 12, 2002, property was purchased at 108 Second Street, Town of Sanford, Village of Deposit, Broome County, New York. Regulatory approval has been received to establish this second New York State office, and construction is nearing completion on this office which is located approximately 25 miles from the Administrative Office.

  The application has been approved for a third New York State office to be located on Front Street in the Town of Chenango, Broome County. Construction is nearing completion. This office will be approximately 20 miles from the Administrative Office.

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza office and the Meshoppen office. The Hallstead Plaza and Meshoppen offices are subject to ground leases; and the Front Street office will be subject to a building lease. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $2,535 to $21,600 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Seven of the eight offices provide drive-up banking services and six offices have 24-hour ATM services.

ITEM 3 LEGAL PROCEEDINGS

On October 23, 2001, the Securities and Exchange Commission filed suit against Robert L. Bentley, his d/b/a Entrust Group and Bentley Financial Services, Inc., alleging fraud in the sales of securities to financial institutions. Specifically, the Commission alleged that the defendants were representing to investors that they were selling bank-issued, federally insured certificates of deposit when they were actually selling uninsured securities issued by the defendants. The Commission alleged that the defendants violated the broker-dealer registration and the antifraud provisions of the federal securities laws. The Commission’s action seeks permanent injunctions prohibiting future violations of these provisions and others, disgorgement of the defendants’ ill gotten gains plus prejudgment interest, and civil penalties against each defendant. Additionally, the Commission’s action sought emergency injunctive and equitable relief consisting principally of a temporary restraining order, an order freezing each defendant’s assets and an order appointing a receiver. The Court granted the Commission’s request on October 24, 2001 for a temporary restraining order and, on November 7, 2001, appointed a receiver for Robert L. Bentley, Entrust Group and Bentley Financial Services, Inc. (collectively the Bentley Receivership Entities). The receiver was required to take control of all investments and assets of the Bentley Receivership Entities.

The Bank regularly invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit that the Bank had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. As of December 31, 2002 and 2001, the Bank had $1,980,000 of these investments outstanding with Entrust Group. Based on preliminary information, management estimates the loss to be approximately $297,000, which has been charged against operations in the amount of $158,000 and $139,000 for the years ended December 31, 2002 and 2001, respectively, and the asset had been written down to $1,683,000. Since January 1, 2003, the Bank has recovered $1,793,000. On October 8, 2004, the Bank received the fourth disbursement from the bankruptcy receivership, which recaptured the full asset value on the Bank’s balance sheet of $ 1,683,000. The fourth disbursement also included an additional $10,000 which was a partial recovery of the charges against operations in the amounts of $158,000 and $139,000 in 2001 and 2002 respectively. On December 28, 2004, the Bank received a fifth disbursement from the bankruptcy receivership for $100,000. The full amount of the fifth disbursement was posted as a partial recovery of the charges against operations in the amounts of $158,000 and $139,000 in 2001 and 2002, respectively.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company’s common stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Ryan Beck from Livingston, New Jersey, and Ferris, Baker Watts, Incorporated from Baltimore, Maryland, make a limited market in the Company’s common stock. The Company, and previously the Bank, have continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2004, there were 64,035 outstanding options to purchase the company’s common stock. See Note 9 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2004, was $13.42 and on December 31, 2003, it was $12.98. As of December 31, 2004, the Company had approximately 990 shareholders of record. At such date, 3,155,801 shares of Common Stock were outstanding.

The following table reflects high bid and low asked prices for shares of the Company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years. All amounts are adjusted for the three-for-two stock split in 2003.

COMPANY STOCK
	2004			2003
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$32.40	$33.55	$0.18	$20.00	$22.87	$0.16
Second Quarter	$33.00	$34.50	$0.18	$22.87	$29.25	$0.16
Third Quarter	$33.05	$35.50	$0.18	$29.25	$32.50	$0.16
Fourth Quarter	$34.10	$36.00	$0.19	$31.50	$32.40	$0.17

The following table discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	64,035	$18.83	*75,278

Equity compensation plans not approved by stockholders	0	0	0

Total	64,035	$18.83	75,278

* Securities for future issuance are reserved and issued at the discretion of the Board of Directors on an annual basis.

The following table discloses the purchases made by the Company of shares of its common stock in the fourth quarter of 2004.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1, 2004 - October 31, 2004	0	-	0	126,116

November 1, 2004 - November 31, 2004	3,242	$34.10	0	122,874

December 1, 2004 - December 30, 2004	0	-	0	122,874
TOTAL	3,242	$34.10	0

(1) On December 27, 1995, the Board of Directors authorized the repurchase of 187,500 shares of the Company’s common stock from shareholders. On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Company’s common stock outstanding. Neither repurchase program stipulated an expiration date.

ITEM 6 SELECTED FINANCIAL DATA

Consolidated Financial Highlights	December
Unaudited	2004	2003	2002	2001	2000
Performance	(In Thousands, except Per Share Data)

Net Income	$4,453	$5,564	$5,015	$4,836	$3,905
Return of Average Assets	1.18%	1.54%	1.52%	1.62%	1.42%
Return on Average Equity	10.84%	14.18%	14.30%	15.15%	14.28%
Shareholders' Value
Earnings per Share, Basic	$1.41	$1.76	$1.59	$1.52	$1.20
Earnings per Share, Diluted	1.40	1.75	1.59	1.52	1.20
Dividends	0.73	0.65	0.59	0.48	0.41
Book Value	13.42	12.98	12.17	10.69	9.54
Market Value	36.00	32.40	20.00	17.33	16.00
Market Value/Book Value Ratio	268.26%	249.61%	164.38%	162.20%	167.71%
Price Earnings Multiple	$25.59	$18.41	$12.57	$11.40	$13.33
Dividend Payout Ratio	51.91%	36.96%	36.89%	31.62%	35.15%
Dividend Yield	2.03%	2.07%	3.03%	2.77%	2.58%
Safety and Soundness
Stockholders' Equity/Asset Ratio	11.16%	11.06%	11.05%	10.70%	10.71%
Allowance for Loan Loss as a Percent of Loans	1.12%	0.89%	0.87%	0.94%	1.11%
Net Charge Offs/Total Loans	0.17%	0.06%	0.03%	0.06%	0.05%
Allowance for Loan Loss/Nonaccrual Loans	132.77%	212.70%	567.45%	383.67%	464.44%
Allowance for Loan Loss/Non-performing Loans	116.29%	192.20%	367.87%	306.28%	381.43%
Balance Sheet Highlights
Total Assets	$379,375	$371,289	$346,842	$315,347	$287,625
Total Investments	113,598	116,126	105,972	100,783	99,678
Net Loans	242,075	234,274	219,437	191,913	170,262
Allowance for Loan Losses	2,739	2,093	1,935	1,816	1,918
Short-term Borrowings	14,614	7,085	13,113	21,338	7,245
Long-term Borrowings	46,034	41,952	34,744	20,000	17,500
Total Deposits	274,775	279,700	259,187	238,891	230,739
Stockholders' Equity	$42,354	$41,076	$38,323	$33,754	$30,852

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company’s performance for the years-ending December 2004, 2003, and 2002. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. (the Company) is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates eight full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, Pennsylvania and Conklin, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna and Wyoming Counties in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2004, the Bank employed 97 full-time employees and 16 part-time employees.

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

The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provisions for loan losses are made to reserve for estimated probable losses on loans. The allowance for loan losses is a significant estimate and is regularly evaluated by the Bank for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates of assumptions could produce a different provision for loan losses. For additional discussion concerning the bank’s allowance for loan losses and related matters, see “Provision for Loan Losses”.

As permitted by SFAS No. 123, the Company accounts for stock-based compensation in accordance with Accounting Principals Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any option granted under the Company stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. The Bank will not elect to use the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Statement No. 123(R) is effective for periods beginning after June 15, 2005. Early application of Statement No. 123(R) is encouraged, but not required. Adopting Statement No. 123(R) on July 1, 2005 using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will increase by $4,000 for the year-ending December 31, 2005.

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

The following table shows the net interest income on a fully-tax-equivalent basis for each of the three years-ending December 2004, 2003, and 2002.

TABLE 1

NET INTEREST INCOME Year-Ended December 31,
(In Thousands)
	2004	2003	2002
Total Interest Income	$19,959	$19,900	$20,490
Tax Equivalent Adjustment	1,175	906	892
Total Tax Equivalent Interest Income	21,134	20,806	21382
Total Interest Expense	7,084	7,574	8,329
Net Interest Income (Fully Tax Equivalent Basis)	$13,232	$13,232	$13,053

Table 2 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities. Yields on tax-exempt assets have not been calculated on a fully-tax-equivalent basis. For yield calculation purposes, nonaccruing loans are included in average loan balances. Table 3 analyzes the components contributing to the changes in net interest income and indicates the impact in either changes in rate or changes in volume.

TABLE 2

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential

	Year-Ended December 31, 2004			Year-Ended December 31, 2003		Year-Ended December 31, 2002
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS

Loans
Real Estate	$107,956	$7,045	6.53%	$108,030	$7,654	7.09%	$106,390	$8,103	7.62%
Installment	17,561	1,178	6.71%	17,862	1,252	7.01%	18,383	1,447	7.87%
Commercial	99,935	6,208	6.21%	93,781	5,907	6.30%	76,244	5,282	6.93%
Tax Exempt	14,937	593	3.97%	8,993	379	4.21%	9,332	409	4.38%
Other Loans	648	47	7.25%	627	44	7.02%	569	45	7.91%
Total Loans	241,037	15,071	6.25%	229,293	15,236	6.60%	210,918	15,286	7.25%
Investment Securities (AFS)
Taxable	72,816	3,152	4.33%	78,890	3,250	4.12%	72,492	3,902	5.38%
Non-Taxable	41,257	1,687	4.09%	30,515	1,380	4.52%	25,591	1,323	5.17%
Total Securities	114,073	4,839	4.24%	109,405	4,630	4.23%	98,083	5,225	5.33%
Fed Funds Sold	3,796	49	1.29%	2,922	34	1.16%	1,320	25	1.89%
Total Earning Assets	358,906	$19,959	5.56%	341,620	$19,900	5.80%	310,321	$20,536	6.62%
Less: Allowance for Loan Losses	(2,398)			(2,027)			(1,858)
Cash and Due from Banks	6,535			6,598			5,987
Premises and Equipment, Net	4,644			4,331			3,621
Other Assets	11,130			10,502			11,651
Total Assets	$378,817			$361,024			$329,722
(In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest Bearing Demand	$26,282	$190	0.72%	$24,568	$217	0.88%	$23,307	$272	1.17%
Regular Savings	63,414	637	1.00%	58,926	763	1.29%	55,887	1,068	1.91%
Money Market Savings	39,778	559	1.41%	35,254	536	1.52%	34,316	731	2.13%
Time	111,431	3,392	3.04%	114,956	3,907	3.40%	107,742	4,467	4.15%
Total Interest Bearing Deposits	240,905	4,778	1.98%	233,704	5,423	2.32%	221,252	6,538	2.96%
Other Borrowings	53,957	2,306	4.27%	49,903	2,151	4.31%	37,857	1,792	4.73%
Total Interest Bearing Liabilities	294,862	7,084	2.40%	283,607	7,574	2.67%	259,109	8,330	3.21%
Net Interest Spread		$12,875	3.16%		$12,326	3.13%		$12,206	3.40%
Non-Interest Bearing
Demand Deposits	41,315			36,607			33,662
Accrued Expenses and
Other Liabilities	1,554			1,572			1,891
Stockholder's Equity	41,086			39,238			35,060
Total Liabilities and
Stockholder's Equity	$378,817			$361,024			$329,722
Interest Income/Earning Assets			5.52%			5.83%			6.62%
Interest Expense/Earning Assets			1.97%			2.22%			2.68%
Net Interest Margin			3.59%			3.61%			3.93%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income
	2004 to 2003			2003 to 2002
(In Thousands)	Increase Decrease	Change Due to Rate	Volume	Increase Decrease	Change Due to Rate	Volume
Interest Income
Real Estate Loans	$ (609)	$ (604)	$ (5)	$ (449)	$ (565)	$ 116
Installment Loans	(74)	(54)	(20)	(195)	(158)	(37)
Commercial Loans	301	(73)	374	625	(462)	1,087
Tax Exempt Loans	214	(22)	236	(30)	(16)	(14)
Other Loans	3	2	1	(1)	(5)	4
Total Loans	(165)	(751)	586	(50)	(1,206)	1,156
Investment Securities (AFS)
Taxable	(98)	165	(263)	(652)	(916)	264
Non-Taxable	307	(133)	440	57	(166)	223
Total Securities (AFS)	209	32	177	(595)	(1,082)	487
Time Deposits with Other Banks	0	0	0	0	0	0
Fed Funds Sold	15	4	11	9	(10)	19
Total Interest Income	59	(715)	774	(636)	(2,298)	1,662

Interest Expense
Interest Bearing Demand Deposits	(27)	(39)	12	(55)	(66)	11
Regular Savings Deposits	(126)	(171)	45	(305)	(344)	39
Money Market Savings Deposits	23	(41)	64	(195)	(209)	14
Time Deposits	(515)	(408)	(107)	(560)	(805)	245
Other Borrowings	155	(18)	173	359	(160)	519
Total Interest Expense	(490)	(677)	187	(756)	(1,584)	828

Net Interest Spread	$549	$(38)	$587	$120	$(714)	$834

Interest income on total loans decreased in 2004. This decrease of $165,000 is shown in Table 3. Lower interest rates had a negative impact on the Bank’s earnings of $751,000 in our year-to-year comparisons of loan interest income as shown in Table 3. Although loan growth had a positive impact on the bottom line of $586,000, it was not enough to keep the earnings on loans even with the previous year. Table 2 shows the average balance in loans grew from $229,293,000 in 2003 to $241,037,000 in 2004. A similar analysis can be seen in the total securities portfolio, but ending with different results because of rate. Investments grew from $109,405,000 in 2003 to $114,073,000 in 2004, the interest income for the year shows an increase of $209,000 compared to 2003. The increase in rate caused a positive impact to earnings of $32,000 as did the growth in the investment portfolio which added $177,000 more to earnings.

Interest income on taxable investments decreased $98,000 from 2003 due to fewer investments in taxable. Average taxable investments, as shown in Table 2, were $72,816,000 in 2004 compared to $78,890,000 in 2003. Due to the higher rates however, interest income on taxable investments only dropped $98,000. Interest income on non-taxable investments increased $307,000 from 2003 due to more volume. Average non-taxable investments were $41,257,000 in 2004 compared to $30,515,000 in 2003. Interest income from federal funds sold increased $15,000 from 2003 to 2004 because of more volume and higher interest rates, as shown in Table 3. Average federal funds sold was $3,796,000 in 2004 compared to $2,922,000 in 2003. Again, as is the case with investments, interest income on federal funds increased in 2004 due to higher interest rates and more volume.

For comparison, interest income on total loans decreased in 2003 from 2002. Lower interest rates had a negative impact on the Bank’s earnings of $1,264,000 in our year-to-year comparisons of loan interest income as shown in Table 3. Although loan growth had a positive impact on the bottom line of $1,214,000, it was not enough to keep the earnings on loans even with the previous year. Table 2 shows the average balance in loans grew from $210,918,000 in 2002 to $229,293,000 in 2003. A similar analysis can be seen in the total securities portfolio. Although investments grew from $98,083,000 in 2002 to $109,405,000 in 2003, the interest income for the year shows a decrease of $595,000 compared to 2002. The decrease in rate caused a negative impact to earnings of $1,082,000 which was diminished somewhat by the growth in the investment portfolio which added $487,000 to earnings.

On the interest expense side, average deposits grew during 2004 by $7,201,000 as shown in the average balance comparisons in Table 2. This added more expense for 2004, as shown in Table 3, as $14,000 in the “Volume” column. The decrease in rates helped this side of the balance sheet with reducing interest expense by $659,000 on deposits. The rate effect also caused a decrease of $18,000 on borrowed funds. We did add more in other borrowings this year as shown in Table 2. The average borrowings in 2003 were $49,903,000 compared to an average of $53,957,000 in 2004. Borrowing these funds cost the Bank an additional $173,000 for the year as shown in Table 3.

For comparison, all the categories of deposits grew during 2003, when compared to 2002, as shown in the average balance comparisons in Table 2. This added more expense for 2003, as shown in Table 3, as $309,000 in the “Volume” column. The decrease in rates helped this side of the balance sheet with reducing interest expense by $1,424,000 on deposits and another $160,000 on borrowed funds. We did add more in other borrowings as shown in Table 2. The average borrowings in 2002 were $37,857,000 compared to an average of $49,903,000 in 2003. Borrowing these funds cost the Bank an additional $519,000 for the year.

On Table 3, you can see that the Bank increased its net interest income from $120,000 in 2003 to $549,000 in 2004. The negative effect of rate on total interest income in the change from 2003 to 2002 was significantly higher at $2,451,000 compared to the negative rate effect in 2004 to 2003 at $715,000. The total interest expense side also shows less impact by rate when comparing the year-to-year changes. In the 2003 to 2002 totals, total interest expense was affected by rate at $1,584,000 while 2004 to 2003 showed less of an effect at $677,000.

The net effect of the income and expense changes, comparing 2004 to 2003, is shown in the last row of Table 3. The Bank increased net interest income by $549,000 from 2003 to 2004. Net interest income was reduced by $38,000 in rate on its existing portfolio, and gained $587,000 in additional revenue from new business.

PROVISION FOR LOAN LOSS
The provision and allowance for loan losses are based on management’s ongoing assessment of the Company’s credit exposure and consideration of other relevant factors. The allowance for loan losses is a valuation reserve that is available to absorb future loan charge-offs. The provision for loan losses is the amount charged to earnings on an annual basis. The factors considered in management’s assessment of the reasonableness of the allowance for loan losses include prevailing and anticipated economic conditions, assigned risk ratings on loan exposures, the results of examinations and appraisals of the loan portfolio conducted by federal regulatory authorities and an independent loan review firm, the diversification and size of the loan portfolio, the level of and inherent risk in non-performing assets, and any other factors deemed relevant by management.

The provision for loan losses was $1,050,000, $289,000 and $180,000 for the years 2004, 2003, and 2002, respectively. Net charge-offs for 2004 were $404,000 compared to $131,000 in 2003. As of December 31, 2004, the allowance for loan loss was 1.12% of loans and at December 31, 2003, the ratio was 0.89% of loans. After allocation of reserves to all non-accrual and special-mention loans, as well as applying a percentage of outstanding loans based on the loss history of such loans in each category, the opinion of management was that the provision for loan loss was proper and sufficient. The ratio of allowance for loan loss to non-performing loans was 116.29% at year-end 2004 compared to 192.20% at year-end 2003 and 367.87% at year-end 2002.

OTHER INCOME
Non-Interest Income
Non-interest income includes items that are not related to interest rates, but rather to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2004, service charges and fees increased $193,000 or 14.89% compared to an increase of $109,000 in 2003, when compared to 2002 or 9.18%.

There was an overall decrease in non-interest income of $859,000 in 2004. This decrease of 33.15% is due primarily to an other-than-temporary security impairment incurred in the fourth quarter of 2004. The Company owns four preferred equity securities issued by FNMA and FHLMC with aggregate market value depreciation of 20% or more from the Company’s amortized cost basis of $5,000,000. Management had been closely monitoring the market valuations of these preferred equity securities and recent adverse financial events regarding these agencies, and has concluded that these securities are other-than-temporarily impaired under guidance provided by the Financial Accounting Stands Board (FASB). Thus, an impairment charge of $1,144,000 was recorded in other income in the fourth quarter of 2004. Without the security impairment in the current year, non-interest income would show an increase of $285,000 or 11%. A major component of non-interest income, which reflects a significant increase, is income realized on overdrafts of $1,029,000 in 2004 compared to $845,000 in 2003. In addition to the overdraft fee being increased in the fourth quarter of 2003 to $30 from $25, the Company entered into an overdraft privilege program in June of 2004 which significantly increased the amount of overdraft fees recognized by the Company. Commissions earned by the Investment Division in 2004 were $426,000 compared to $182,000 in 2003, an increase of $244,000 or 134.07%. In 2004, the Bank added five Licensed Bank Employees to the Investment Division. These employees are licensed to sell life insurance and annuity products. Due to a high demand for these products within the Bank’s operating regions, sales and related commissions increased dramatically in 2004 when compared to 2003. Other income increased by $180,000 or 72.29% in 2004 to $429,000, compared to $249,000 in 2003. The two major components of other income, which contributed to this increase, were 2004 receipts which surpassed the net fraud claim involving certificates of deposit invested in through Entrust Group and Bentley Financial Services, Inc., in the amount of $110,000, and fees earned through the sale of mortgage loans to the Federal Home Loan Bank of Pittsburgh, which amounted to $61,000 in 2004. Both of these events were new in 2004. Realized gains on the sale of available-for-sale securities were a component of non-interest income which showed a decrease in 2004. Realized gains in 2004 were $296,000, a decrease of $366,000 or 55.29%. Non-interest income increased $1,307,000 from $1,284,000 in 2002, to $2,591,000 in 2003, an increase of 101.79%. Again, an $850,000 security impairment in 2002 was the cause of this increase. Without the security impairment in 2002, other income would have shown an increase of $457,000 or 21.42% when comparing 2003 to 2002. The remaining increase in 2003 was due primarily to realized gains on available-for-sale securities in the amount of $662,000 compared to $324,000 in 2002.

The following table analyzes the increase in total other income by comparing the years-ending 2004 and 2003:

TABLE 4

INCOME
	December 31,			Variance 2004		Variance 2003
	2004	2003	2002	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$1,489	$1,296	$1,187	$193	14.89%	$109	9.18%
Investment Division Commission Income	426	182	153	244	134.07%	29	18.95%
Earnings on Investment on Life Insurance	236	202	211	34	16.83%	(9)	(4.27%)
Other Income	429	249	259	180	72.29%	(10)	(3.86%)
Gains on Security Sales	296	662	324	(366)	(55.29%)	338	104.32%
Impairment of Securities	(1,144)	0	(850)	(1,144)	100.00%	850	(100.00%)
TOTAL Other Income	$1,732	$2,591	$1,284	$(859)	(33.15%)	$1,307	101.79%

OTHER EXPENSE
Non-Interest Expense
Total non-interest expense increased $856,000 from $7,234,000 in 2003 to $8,090,000 in 2004. This is an increase of 11.83%.

Non-interest expense includes all other expenses associated with the Company. Salaries and related benefits is the largest expense in this category and it increased $354,000 or 9.58% over year-end 2003. The full-time equivalent number of employees was 104 as of December 31, 2004 compared to 97 as of December 31, 2003 due to the addition of staff in 2004 when compared to 2003. A portion of the additional staff was hired in 2004 in preparation for 2005 branch expansion. In addition to the increased staff size, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense. In comparison, the increase in this category from 2002 to 2003 was 10.70% or $357,000. New employees and annual salary increases, along with an increase for health insurance were the reasons for the 2003 increase.

Occupancy expense increased 10.63% or $47,000 in 2004 as compared to 2003, when occupancy expense increased 10.78% or $43,000. The increase in 2004 can be attributed to increased heating costs experienced during the winter months of 2004.

Furniture and equipment expense increased in 2004 to $336,000 or 12.37% compared to 2003 at $299,000 which was down from 2002 expenses of $323,000. The increase in 2004 is associated with depreciation expense incurred on additional computer software and equipment placed in service in 2004.

Professional fees, which includes outside services, continues to increase as management and the Company find it efficient and cost effective to utilize outside services and consultants to facilitate management and operations. Professional fees and outside services were $297,000 in 2004 which compares to $240,000 in 2003 and $229,000 in 2002. The increase in 2004 is due to increased costs incurred by the Company in relation to testing and compliance with section 404 of the Sarbanes-Oxley Act of 2002 and consulting performed in connection with a new personal computer network and on-line teller system installed at the Bank’s branch offices.

Computer services and supplies is another component of other expenses and it is as its name implies. This category covers the expense of data processing for the Company. Each year, dependence grows as does the resultant expense. In 2004, the expense was $617,000 compared to $521,000 in 2003 and $477,000 in 2002. Technology has proven to be expensive, but necessary to provide excellent customer service and maintain efficiencies.

Taxes, other than payroll and income, are another component of non-interest expense and in 2004, this expense was $383,000 compared to $311,000 in 2003, an increase considered to be normal. In 2002 taxes were $320,000.

Every other non-interest expense is in the category of other. In 2004, this expense increased $188,000 or 11.81% and the total for 2004 is $1,780,000. The biggest components in this figure were: the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Conklin branch offices at $262,000; directors’ and associate directors’ fees, and employee education costs of $293,000; stationary printing and supplies, $171,000; postage at $147,000; advertising at $123,000; expenses associated with other real estate owned in the amount of $166,000; and ATM expenses of $238,000. All were deemed to be in line with budget expectations, with the exception of expenses on other real estate owned which were dramatically increased due to the foreclosure of two large commercial loan accounts in 2003 and 2004.

TABLE 5

EXPENSE
(In thousands)	December 31,			Variance 2004		Variance 2003
	2004	2003	2002	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$4,048	$3,694	$3,337	$354	9.58%	$357	10.70%
Occupancy Expenses	489	442	399	47	10.63%	43	10.78%
Furniture and Equipment Expense	336	299	323	37	12.37%	-24	-7.43%
FDIC Insurance and Assessments	140	135	129	5	3.70%	6	4.65%
Professional Fees and Outside Services	297	240	229	57	23.75%	11	4.80%
Computer Services and Supplies	617	521	477	96	18.43%	44	9.22%
Taxes, Other Than Payroll and Income	383	311	320	72	23.15%	-9	-2.81%
Other Operating Expenses	1,780	1,592	1,574	188	11.81%	18	1.14%
Total Non-Interest Expense	$8,090	$7,234	$6,788	$856	11.83%	$446	6.57%

FEDERAL INCOME TAXES
The provision for income taxes was $1,014,000 in 2004 compared to $1,830,000 in 2003 and $1,553,000 in 2002. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 19% in 2004, 25% in 2003, and 24% in 2002. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. Please refer to Note 10 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2004.

QUARTERLY RESULTS
Table 6 shows the quarterly results of operation for the Company for 2004. Interest Income increased in the latter two quarters of 2004. This was due to the Federal Reserve Bank’s rate increases implemented in 25 basis point increments and the resulting 25 basis point increase to the Prime Rate. The first increase occurred on June 30, 2004, and continued at each meeting of the Federal Reserve’s Open Market Committee (FOMC) throughout the remainder of 2004. By December 31, 2004, the overnight funds rate had increased to 2.25% from 1.00% in the first half of 2004 and the Prime Rate had increased to 5.25% from 4.00% in the first half of 2004. Many of the Bank’s loans are tied directly to Prime and this accounts for the increase in interest income.

Interest expense has also increased slightly in the latter two quarters of 2004 due to the reasons outlined in the previous paragraph. Many deposit accounts are tied to indexes which reflect closely the short-end of the yield curve (Fed Funds) and therefore, as rates go up in 25 basis point increments, so does the resulting interest expense.

Table 6 also shows that less gains were taken in sales of available-for-sale securities in 2004 when compared to 2003. This was due in part to increasing yields in the bond markets which increased with Federal Reserve rate increases. When this happens, yields within the Bank’s portfolio become less attractive and the marketability or market value of bonds in that portfolio decrease. The result is that the Bank has fewer securities that can be sold at a gain.

Other income increased steadily throughout 2004. Two factors contributed to this increase. First, the Bank implemented an overdraft privilege program in June of 2004. With this program, the Bank saw its overdraft fees increase in the latter half of 2004. The Bank also recognized a dramatic increase in commission income from its Investment Division with the addition of five Licensed Bank Employees (LBE’s). The LBE’s are licensed to sell life insurance and annuity products on behalf of the Bank.

Other expenses are relatively steady throughout 2004. Slight increases were incurred for professional services contracted for by the Bank in relation to testing and compliance with Section 404 of the Sarbanes Oxley Act of 2002. Additionally, some increased occupancy expenses were experienced due to increased winter heating costs in 2004.

Earnings per common shares decreased in the second and fourth quarters of 2004. The decrease in the second quarter was due to the provision for an impaired loan relationship recorded in May 2004 in the amount of $741,000. In the fourth quarter, the Bank recorded an other-than-temporary loss impairment on $5,000,000 in FNMA and FHLMC Agency Preferred Equity securities. The after-tax effect to earnings was a negative $755,000. Refer to Note 1 in the Notes to Consolidated Financial Statements for an analysis of earnings per share.

TABLE 6

Quarterly Results of Operations
(In thousands, except for per share data)
	Quarter Ended 2004
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$4,973	$4,926	$5,017	$5,043
Interest Expense	(1,762)	(1,758)	(1,785)	(1,779)
Net Interest Income	3,211	3,168	3,232	3,264
Provision for Loan Loss	(159)	(741)	(150)	-
Securities Gains/Losses	55	21	105	115
Impairment of Security	-	-	-	(1,144)
Other Income	562	603	668	747
Other Expense	(1,974)	(2,037)	(2,042)	(2,037)
Income Before taxes	1,695	1,014	1,813	945
Income Taxes	(398)	(123)	(394)	(99)
Net Income	$1,297	$891	$1,419	$846
Basic Earnings per share	$0.41	$0.28	$0.45	$0.27
Diluted Earnings per share	$0.41	$0.28	$0.44	$0.27
	Quarter Ended 2003
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$4,977	$4,906	$4,920	$5,097
Interest Expense	(1,939)	(1,943)	(1,869)	(1,823)
Net Interest Income	3,038	2,963	3,051	3,274
Provision for Loan Loss	(60)	(60)	(60)	(109)
Securities Gains/Losses	57	139	456	10
Other Income	476	488	498	467
Other Expense	(1,763)	(1,819)	(1,751)	(1,901)
Income Before taxes	1,748	1,711	2,194	1,741
Income Taxes	(454)	(433)	(591)	(352)
Net Income	$1,294	$1,278	$1,603	$1,389
Basic Earnings per share	$0.41	$0.40	$0.51	$0.44
Diluted Earnings per share	$0.41	$0.40	$0.50	$0.44

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
Return on average assets (ROA) measures the Company’s net income in relation to its total average assets. The Company’s ROA for 2004 was 1.18%, compared to 1.54% in 2003.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholders’ equity includes the effect of unrealized gains (losses), net of income taxes, on securities available for sale, reflected as accumulated other comprehensive income. Reference should be made to Note 3 in the Notes to Consolidated Financial Statements for an analysis of securities available for sale. The Company’s ROE for 2004 was 10.84%, compared to 14.18% for 2003.

FINANCIAL CONDITION
The Company’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Company has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds
(In thousands)

	2004			2003			2002
	Average	Increase(Decrease)		Average	Increase(Decrease)		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Real Estate Loans	$107,956	$(74)	-0.07%	$108,030	$1,640	1.54%	$106,390
Consumer Loans	17,561	(301)	-1.69%	17,862	(521)	-2.83%	18,383
Commercial Loans	99,935	6,154	6.56%	93,781	17,537	23.00%	76,244
Tax Exempt Loans	14,937	5,944	66.10%	8,993	(339)	-3.63%	9,332
Other Loans	648	21	3.35%	627	58	10.19%	569
Total Loans	241,037			229,293			210,918
Less Allowance for Loan Loss	(2,398)			(2,027)			(1,858)
Total Loans with Loan Loss	238,639	11,373	5.00%	227,266	18,206	8.71%	209,060
Taxable Securities (Include CDS)	72,816	(6,074)	-7.70%	78,890	6,398	8.83%	72,492
Non-Taxable Securities	41,257	10,742	35.20%	30,515	4,924	19.24%	25,591
Total Securities	114,073	4,668	4.27%	109,405	11,322	11.54%	98,083
Fed Funds Sold	3,796	874	29.91%	2,922	1,602	121.36%	1,320
Total Uses	$356,508	$16,915	4.98%	$339,593	$31,130	10.09%	$308,463

	2004			2003			2002
	Average	Increase(Decrease)		Average	Increase(Decrease)		Average
Funding Sources	Balance	Amount	Balance	Balance	Percent	Percent	Balance
Interest Bearing Demand Deposits	$26,282	$1,714	6.98%	$24,568	$1,261	5.41%	$23,307
Regular Savings Deposits	63,414	4,488	7.62%	58,926	3,039	5.44%	55,887
Money Market Savings Deposits	39,778	4,524	12.83%	35,254	938	2.73%	34,316
Time Deposits	111,431	(3,525)	-3.07%	114,956	7,214	6.70%	107,742
Total Interest Bearing Deposits	240,905	7,201	3.08%	233,704	12,452	5.63%	221,252
Other Borrowing	53,957	4,054	8.12%	49,903	12,046	31.82%	37,857
Short-Term Funds Borrowed	9,809			8,750			7,183
Long-Term Funds Borrowed	44,148			41,153			30,674
Total Funds Borrowed	53,957			49,903			37,857
Total Deposits and Funds Borrowed	294,862			283,607			259,109
Other Sources, net	61,646			55,986			49,354
Total Sources	$356,508			$339,593			$308,463

Total assets increased 2.1% to $379,375,000 in the year-ending December 31, 2004. There were increases in both short-term and long-term borrowings on the liability side, which fueled this growth of assets. Loan portfolios on the asset side reflected growth also, with the most significant growth occurring in commercial loans. In 2003, total assets increased 7.05% to $371,289,000.

Investments at year-end 2004 totaled $113,598,000 compared to $116,126,000 on December 31, 2003.

The Bank’s long-term borrowings increased $4,082,000 or 9.73%, ending the year at $46,034,000 compared to $41,952,000 at December 31, 2003, while short-term borrowings increased to $14,614,000 at year-end 2004 compared to $7,085,000 the previous year. With rates remaining at or near historical lows, long-term borrowings have been attainable at attractive rates. Refer to the Consolidated Balance Sheet found in the financial statements for further information.

Loan Portfolio Types
In 2004, loans to commercial borrowers helped fuel the growth in net loans. Mortgage loans decreased slightly, lower interest rates and mortgage finance companies made growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In thousands)

	Dec 2004	Dec 2003	Dec 2002	Dec 2001	Dec 2000
Commercial	$ 119,641	$ 112,617	$ 95,113	$ 73,422	$ 58,204
Real Estate Mortgage	106,454	105,949	107,756	101,934	94,429
Installment	18,375	17,525	18,385	18,414	19,681
Total Loans	244,470	236,091	221,254	193,770	172,314
Deferred Loans	344	276	118	(41)	(134)
Total Loans, net of Deferred	244,814	236,367	221,372	193,729	172,180
Allowance for Loan Loss	(2,739)	(2,093)	(1,935)	(1,816)	(1,918)
Net Loans	$242,075	$234,274	$219,437	$191,913	$170,262

Loans continued to increase in 2004, ending the year with $242,075,000 in net loans compared to $234,274,000 at year-end 2003, an increase of 3.33%. Commercial loans were up 6.24% to close the year at $119,641,000 compared to $112,617,000 at year-end 2003.

Mortgages were up .50% to $106,454,000 compared to $105,949,000 on December 31, 2003, an increase of $505,000. Although our mortgage portfolio grew slightly in 2004, what is not reflected is the $3,392,000 in mortgages sold to the FHLB of Pittsburgh. We began selling mortgages in the fourth quarter of 2003 to attract and retain mortgage loans. We still believe that the mortgage portfolio will decrease going forward, due to continued sales to the FHLB of Pittsburgh.

The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, net of non-accrual loans.

The Bank has 15.54% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank has 24.22% of its loan portfolio maturing. The over-five-year maturity group makes up 60.24% of the portfolio.

For comparison, at December 31, 2003, the Bank had 19.04% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank had 25.73% of its portfolio. The over-five-year maturity group made up 55.23% of the portfolio, which again reflected the Bank’s significant investment in mortgages. Mortgages were 45.06% of the total loan portfolio.

TABLE 9
(In thousands)

		Over One Year
	One Year Or Less	Within Five Years	Over Five Years	Total Loans
Commercial	$26,678	$30,954	$59,947	$117,579
Real-Estate Construction	0	0	0	0
Real-Estate Mortgage	6,024	19,286	81,144	106,454
Installment	4,968	8,477	4,930	18,375
Total	$37,670	$58,717	$146,021	$242,408

Total Loans with Predetermined Rates	$15,719	$29,269	$33,518	$78,506
Total Loans with Variable Rates	21,951	29,448	112,503	163,902
Total	$37,670	$58,717	$146,021	$242,408

Table 10 reflects the Company’s non-accrual and past due loans for each of the past five years. A commercial loan is generally placed on non-accrual when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectibility of principal or interest even though the loan is currently performing. Consumer loans, including mortgages, are generally placed on non-accrual at 120 days. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

TABLE 10

Non-performing Loans
(In thousands)	December 31,
	2004	2003	2002	2001	2000
Non-accrual and Restructured	$2,063	$984	$341	$473	$413
Loans Past Due 90 or More Days, Accruing Interest	130	105	185	120	90
Total Nonperforming Loans	2,193	1,089	526	593	503
Foreclosed Assets	257	115	154	79	50
Total Nonperforming Assets	$2,450	$1,204	$680	$672	$553
Nonperforming Loans to Total Loans at Period-end	.91%	0.47%	0.24%	0.31%	0.29%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	1.01%	0.52%	0.31%	0.35%	0.32%

Interest Income That Would Have Been Recorded Under	$94	$62	$66	$70	$52
Original Terms
Interest Income Recorded During the Period	$35	$3	$17	$6	$18

Commitments To Lend Additional funds	$0	$0	$0	$0	$0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2004, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgment is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

In 2004, asset quality remained high and past dues continued to remain level. Although trends continued to be positive, the Bank allotted $1,050,000 for provision for loan losses in 2004. The increase in the provision was due in part to a couple of factors; (1) the Bank down graded a large commercial loan to non-accrual and impaired status, and provided an allocation of the allowance of $741,000, and (2) increase in net charge-offs in 2004.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience
(In thousands)

	Years Ended
	Dec 2004	Dec 2003	Dec 2002	Dec 2001	Dec 2000
Average Total Loans	$ 241,037	$ 229,293	$ 210,919	$ 180,833	$ 162,928
Balance at Beginning of Period	$ 2,093	$ 1,935	$ 1,816	$ 1,918	$ 1,756
Charge Offs
Commercial	335	94	19	25	0
Residential Real Estate	0	10	5	35	4
Installment	108	81	92	125	115
Total charge Offs	443	185	116	185	119
Recoveries
Commercial	12	21	24	14	0
Real Estate	0	5	1	14	11
Installment	27	28	30	35	30
Total Recoveries	39	54	55	63	41
Net Charge-Offs	404	131	61	122	78
Provision for Loan Losses	1050	289	180	20	240
Balance at End of Period	$2,739	$2,093	$1,935	$1,816	$1,918
Allowance for Credit Losses to Period-end Total Loans	1.12%	0.89%	0.87%	0.94%	1.11%
Allowance for Credit Losses to Non-accrual Loans	132.77%	212.70%	567.45%	383.67%	464.44%
Net Charge-Offs to Average Loans	0.17%	0.06%	0.03%	0.07%	0.05%

The following table details the allocation of the allowance for loan losses to various categories:

Allocation of Allowances
(In thousands)

	Dec 2004	% of Loan Type t Total Loans	Dec 2003	% of Loan Type to Total Loans	Dec 2002	% of Loan Type to Total Loans
Commercial	$2,366	48.94%	$1,677	47.70%	$1,447	42.54%
Real Estate Mortgage	272	43.54%	283	44.88%	296	48.77%
Consumer	101	7.52%	133	7.42%	192	8.69%
Unallocated	0	N/A	0	N/A	0	N/A
Total Allowance for Loan Lossess	$2,739	100.00%	$2,093	100.00%	$1,935	100.00%

TABLE 12

(In Thousands)	Dec 2001	% of Loan Type to Total Loans	Dec 2000	% of Loan Type to Total Loans
Commercial	$1,363	37.90%	$1,377	33.80%
Real Estate Mortgage	406	52.60%	471	54.80%
Consumer	47	9.50%	70	11.40%
Unallocated	0	N/A	0	N/A
Total Allowance for Loan Losses	$1,816	100.00%	$1,918	100.00%

Management believes the allowance is adequate to cover the inherent risks associated with the loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Highly leveraged transactions (HLT’s) that result in the borrower’s debt-to-total assets ratio exceeding 75% generally include loans and commitments made in connection with recapitalization, acquisitions, and leveraged buyouts. The Company had no loans at December 31, 2004 that qualified as HLT’s.

SECURITIES
The Company’s securities portfolio is classified, in its entirety, as “available-for-sale” as shown in Table 13. Management believes that a portfolio classification of all available-for-sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the Company’s stockholders’ equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards.

Securities available-for-sale decreased by $2,528,000 in 2004. The securities available-for-sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate-debt securities, and equity securities. At December 31, 2004, the unrealized gain on securities available-for-sale included in stockholders’ equity totaled $618,000, net of tax, compared to unrealized gains of $995,000, net of tax, at December 31, 2003. The weighted-average maturity of the securities available-for-sale portfolio was ten years at December 31, 2004, with a weighted-average yield of 4.21%.

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2004.

TABLE 13
Securities by Maturities
(Amortized Cost)

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
(In thousands)	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-Sale
US Government Agency	$36	3.62%	$21,199	3.65%	$2,064	5.12%	$5	3.46%	$23,304	3.78%
State/County/Municipal Obligation	0	0.00%	15,604	3.39%	16,258	3.97%	8,393	5.04%	40,255	3.97%
Mortgage-Backed Securities	3,980	4.08%	9,260	4.05%	7,949	4.20%	2,303	4.49%	23,492	4.15%
Corporate/Other Securities	6,537	6.77%	10,069	5.41%	1,755	4.21%	0	0.00%	18,361	5.78%
Preferred Equity Securities	770	1.66%	720	1.37%	2,366	5.97%	0	0.00%	3,856	4.25%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	3,391	1.88%	3,391	1.88%
TOTAL Available-for-Sale	$11,323	5.47%	$56,852	3.93%	$30,392	4.28%	$14,092	4.19%	$112,659	4.21%

Table 14 shows the balance of securities for the past three years on December 31. More details on securities can be found in Note 3 of the Consolidated Financial Statement.

TABLE 14

Securities (Fair Value)
(In thousands)

	2004	2003	2002
U. S. Government/Agency Obligations	$23,207	$20,417	$9,400
State/Municipal Obligations	40,961	40,440	25,284
Mortgage-backed Securities	23,363	27,900	36,590
Other Securities	26,067	27,369	34,698
Total Securities Available-for-Sale	$113,598	$116,126	$105,972

DEPOSITS
Table 15 shows average deposit balances and rates for 2004, 2003 and 2002. Growth was experienced in average interest-bearing deposits in 2004. Overall average deposits on interest-bearing accounts increased $7,201,000 or 3.08% to $240,905,000 as of December 31, 2004, compared to average total deposits of $233,704,000 at year-end 2003. Average non-interest-bearing deposits grew $4,708,000 or 12.86% as shown in Table 15, ending 2004 with an average of $41,315,000 compared to $36,607,000 as of year-end 2003.

A significant portion of deposit growth in average deposits came in the form of savings accounts and money market accounts with the former gaining $4,488,000 from December 31, 2003 to December 31, 2004 and the latter growing $4,524,000. Average time deposits decreased $3,525,000 or 3.06% to end 2004 at $111,431,000 as compared to $114,956,000 as of year-end 2003.

TABLE 15

Average Deposits and Other Borrowings
(In Thousands)

	2004			2003			2002
	Amount	Rate	Diff$	Amount	Rate	Diff$	Amount	Rate

Interest Bearing Demand Deposits	$26,282	0.72%	$1,714	$24,568	0.88%	$1,261	$23,307	1.17%
Savings Deposits	63,414	1.00%	4,488	58,926	1.29%	3,039	55,887	1.91%
Money Market Savings	39,778	1.41%	4,524	35,254	1.52%	938	34,316	2.13%
Time Deposits	111,431	3.04%	(3,525)	114,956	3.40%	7,214	107,742	4.15%
Total Interest Bearing Deposits	240,905	1.98%	7,201	233,704	2.32%	12,452	221,252	2.96%
Other Borrowings	53,957	4.27%	4,054	49,903	4.31%	12,046	37,857	4.73%
Total Interest Bearing Liabilities	294,862	2.40%	11,255	283,607	2.67%	24,498	259,109	3.21%
Non-Interest Bearing Demand Deposits	41,315		4,708	36,607		2,945	33,662
Total	$336,177	2.11%	$15,963	$320,214	2.36%	$27,443	$292,771	2.84%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits of $100,000 and over are spread fairly evenly throughout the first three of four categories in Table 16. The largest percentage, 51.34%, is in the last category of “Over Twelve Months”. Compare this to 2003 when the percentage of maturities on the “Over Six Months through Twelve Months” was 38.42% and the “Over Twelve Months” was 37.69%. This shows that in 2004, the maturities on large time deposits moved to longer maturities with the “Six to Twelve Months” at 20.46% and the “Over Twelve Months” at 51.34%. The “Three Months or Less” category remained fairly consistent when comparing 2003 at 12.06% to 2004 at 11.69%.

TABLE 16

Maturities
(In thousands)	2004
	Amount	Percent
Three Months or Less	$ 2,219	11.69%
Over Three Month through Six Months	3,135	16.51
Over Six Months through Twelve Months	3,885	20.46
Over Twelve Months	9,751	51.34
Total	$18,990	100.00%

SHORT-AND LONG-TERM BORROWINGS
Short-term borrowings, which are overnight or less than 30-day borrowings, consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and U.S. Treasury tax and loan notes. Long-term borrowings consist of notes from the Federal Home Loan Bank. These notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock. For more details on short- and long-term borrowings see Note 7 and 8 of the Notes to Consolidated Financial Statements.

TABLE 17

BORROWED FUNDS
(In thousands)
	2004	2003
Other Short-Term Borrowings	$14,614	$7,085
FHLB Long-Term Borrowings	46,034	41,952
Total	$60,648	$49,037

CAPITAL ACCOUNTS
Total stockholders’ equity increased 3.11% or $1,278,000 over year-end 2003 to finish at $42,354,000. Growth in stockholders’ equity came primarily from retained earnings. A common ratio used to determine the effective use of capital is the return on average equity. For the year-ended December 31, 2004, this ratio was 10.84%, compared to 14.18% at December 31, 2003. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2004, the equity-to-assets ratio was 11.16%, compared to 11.06% at year-end 2003. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

Compare these results to 2003 when total stockholders’ equity increased 7.18% or $2,753,000 over year-end 2002. This growth was primarily attributable to two sources, retained earnings and accumulated other comprehensive income. The return on average equity for the year-ending December 31, 2003 ratio was 14.18% compared to 14.30% at December 31, 2002. At year-end 2003, the equity-to-assets ratio was 11.06% compared to 11.05% at year-end 2002.

Retained earnings increased capital by $4,453,000 in 2004 and dividends reduced that number by $2,311,000. The investment portfolio depreciated in value by $377,000, net of tax in 2004. Since all of our investments are available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $487,000 in net treasury stock purchases reduced the capital account to equal the total net change. From time to time the Company has purchased PFSC stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan and stock compensation plan. During the year 2004, 23,742 shares were purchased in this manner. There were 13,920 shares issued from the treasury stock account by individuals exercising options and for the dividend reinvestment plan during 2004. The investment banking firms of Ferris, Baker Watts, Incorporated and Ryan Beck & Co. have been known to make markets in PFSC common stock.

Net Income increased capital by $5,564,000 in 2003 and dividends reduced that number by $2,057,000. The investment portfolio depreciated in value by $1,101,000 in 2003. Since all of our investments were available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $347,000 in net treasury stock sales increased the capital account to equal the total net change.

The following table represents the Company’s capital position as it compares to the regulatory guidelines at December 31, 2004.

TABLE 18
Capital Ratios
(In Thousands)

	December 31, 2004	December 31, 2003	Regulatory Requirment

Tier 1 capital to risk-weighted assets	15.02%	14.93%	4.00%
Total capital to risk-weighted assets	16.05%	15.76%	8.00%
Tier 1 capital to average-leveraged ratio	10.57%	10.22%	4.00%

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

The following sets forth the Company’s interest sensitivity analysis as of December 31, 2004:

TABLE 19

Statement of Interest Sensitivity Gap
(In thousands)
	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$43,233	$15,906	$25,792	$121,755	$38,128
Securities	12,639	5,960	10,285	50,129	34,585
Federal Funds Sold	0	0	0	0	0
Total Rate Sensitive Assets	55,872	21,866	36,077	171,884	72,713
Cumulative Rate Sensitive Assets	$55,872	$77,738	$113,815	$285,699	$358,412
RATE SENSITIVE LIABILITIES
Interest Bearing Checking	$702	$702	$1,403	$11,226	$9,356
Money Market Deposits	1,119	1,119	2,239	17,912	14,926
Regular Savings	2,229	1,950	3,900	31,202	26,002
CDs and IRAs	11,236	12,430	20,557	59,890	1,676
Short-term Borrowings	14,614	0	0	0	0
Long-term Borrowings	0	2,500	5,000	11,034	27,500
Total Rate Sensitive Liabilities	29,900	18,701	33,099	131,264	79,460
Cumulative Rate Sensitive Liabilities	$29,900	$48,601	$81,700	$212,964	$292,424

Period Gap	$25,972	$3,165	$2,978	$40,620	$(6,747)
Cumulative Gap	$25,972	$29,137	$32,115	$72,735	$65,988
Cumulative RSA to RSL	186.86%	159.95%	139.31%	134.15%	122.57%
Cumulative Gap to Total Assets	6.85%	7.69%	8.47%	19.19%	17.41%

For the first time since 2000, rates were increased by the Federal Reserve’s Open Market Committee starting on June 30, 2004. By year-end December 31, 2004, the overnight Fed Funds Rate had been increased in 25 basis point increments five times, ending the year at 2.25%. While the effects of the rate increases were somewhat muted in 2004 due to their late arrival and measured pace, it remains to be seen what effect they will have on the Company’s management of its net interest margin. The net interest margin in 2004 remained relatively stable at 3.55% when compared to the net interest margin of 3.61% for the year-ended December 31, 2003. Compare these results to 2003 when rates decreased slightly. The result was a net interest margin that decreased to 3.61% for the year-ended December 31, 2003 compared to 3.93% for the year 2002.

LIQUIDITY
The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, loan payments on existing loans or investments available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2004, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $156,526,000. During the Year 2004, maturities and sales of investments, increases in deposits, and short-term and long-term borrowings provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The following table represents the aggregate on-and-off balance sheet contractual obligations to make future payments.

Table 20
Contractual Obligations
(In thousands)	December 31

	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total

Time Deposits	$38,987	$53,074	$11,265	$2,463	$105,789
Long-term Debt	8,450	9,501	583	27,500	46,034
Operating Leases	54	138	99	510	801
	$47,491	$62,713	$11,947	$30,473	$152,624

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE-SHEET ARRANGEMENTS
The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance-sheet instruments. Unused commitments, at December 31, 2004, totaled $31,557,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

SUBSEQUENT EVENTS
NONE

EFFECTS OF INFLATION
The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Company is difficult to measure. Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Company’s assets. Inflation may also affect the general level of interest rates, which can have a direct bearing on the Company.

Management believes that the most significant impact on financial results is the Company’s ability to react to changes in interest rates. As discussed previously, management is attempting to maintain a position that is within conservative parameters for interest sensitive assets and liabilities in order to be protected against wide interest rate fluctuation.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As previously stated in this document, the Federal Reserve Bank raised the Fed Funds Rate a total of five times in 2004, the first occurring on June 30, 2004 and all five being 25 basis point increases. While short-term rates have been increasing since June of 2004, longer rates have remained somewhat stationary. This has caused a flattening of the yield curve which in the long run can have an effect of slowing the Bank’s earnings growth. This is due to the payment of higher, short-term deposit interest while at the same time experiencing little or no additional interest income from longer maturity loans. With this being said, the Bank monitors this interest sensitivity on a monthly basis. The model used by the Bank shows interest rate sensitivity exceptions in the twelve-month period testing at the negative 100, 200 and 300 basis point scenario. In this model, both net interest income and net income fall outside of the Bank’s general guidelines. The likelihood of these decreases is deemed unlikely. Return on average equity and average assets also fall below their respective policy floor levels of 12% and 1.25%, respectively. The Bank will continue to monitor this rate sensitivity going forward. See previous discussion on Interest Rate Sensitivity.

Equity value at risk is monitored regularly and is within established policy limits.

The Company is not a party to any forward contract, interest rate swap, option interest, or similar derivations instruments. The Company does not deal in foreign currency.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Peoples Financial Services Corp.

Hallstead, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Allentown, Pennsylvania

February 25, 2005

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,
2004	2003
(In Thousands, Except Per Share Data)
Assets

Cash and due from banks	$5,903	$5,882
Interest bearing deposits in other banks	102	174

Cash and Cash Equivalents	6,005	6,056
Securities available for sale	113,598	116,126
Loans receivable, net of allowance for loan losses 2004 $2,739; 2003 $2,093	242,075	234,274
Premises and equipment, net	4,904	4,436
Accrued interest receivable	1,987	2,047
Intangible assets	1,892	2,154
Other assets	8,914	6,196

Total Assets	$379,375	$371,289

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$42,999	$37,441
Interest-bearing	231,776	242,259

Total Deposits	274,775	279,700

Short-term borrowings	14,614	7,085
Long-term borrowings	46,034	41,952
Accrued interest payable	550	604
Other liabilities	1,048	872

Total Liabilities	337,021	330,213

Stockholders’ Equity

Common stock, par value $2 per share; authorized 12,500,000 shares; issued 2004 3,341,251shares; 2003 3,341,251 shares; outstanding 2004 3,155,801 shares; 2003 3,165,623 shares	6,683	6,683
Surplus	2,821	2,618
Retained earnings	35,665	33,523
Accumulated other comprehensive income	618	995
Treasury stock, at cost, 2004 185,450 shares; 2003 175,628 shares	(3,433)	(2,743)

Total Stockholders’ Equity	42,354	41,076

Total Liabilities and Stockholders’ Equity	$379,375	$371,289

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,
2004	2003	2002
(In Thousands, Except Per Share Data)

Interest Income
Loans receivable, including fees	$15,071	$15,236	$15,332
Securities:
Taxable	3,152	3,250	3,902
Tax-exempt	1,687	1,380	1,323
Other	49	34	25

Total Interest Income	19,959	19,900	20,582

Interest Expense
Deposits	4,778	5,423	6,538
Short-term borrowings	133	114	124
Long-term borrowings	2,173	2,037	1,668

Total Interest Expense	7,084	7,574	8,330

Net Interest Income	12,875	12,326	12,252

Provision for Loan Losses	1,050	289	180

Net Interest Income after Provision for Loan Losses	11,825	12,037	12,072

Other Income
Customer service fees	1,489	1,296	1,187
Investment division commission income	426	182	153
Earnings on investment in life insurance	236	202	211
Other income	429	249	259
Net realized gains on sales of securities available for sale	296	662	324
Impairment of security	(1,144)	-	(850)

Total Other Income	1,732	2,591	1,284

Other Expenses
Salaries and employee benefits	4,048	3,694	3,337
Occupancy	489	442	399
Equipment	336	299	323
FDIC insurance and assessments	140	135	129
Professional fees and outside services	297	240	229
Computer service and supplies	617	521	477
Taxes, other than payroll and income	383	311	320
Other	1,780	1,592	1,574

Total Other Expenses	8,090	7,234	6,788

Income before Income Taxes	5,467	7,394	6,568

Federal Income Taxes	1,014	1,830	1,553

Net Income	$4,453	$5,564	$5,015

Earnings per Share
Basic	$1.41	$1.76	$1.59

Diluted	$1.40	$1.75	$1.59

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002

Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
                                             (In Thousands, Except Per Share Data)

Balance - December 31, 2001	$4,455	$4,611	$26,851	$536	$(2,699)	$33,754
Comprehensive income:
Net income	-	-	5,015	-	-	5,015
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	1,560	-	1,560

Total Comprehensive Income						6,575
Cash dividends declared, $.59 per share	-	-	(1,850)	-	-	(1,850)
Shares issued from treasury related to stock option plan (675 shares)	-	6	-	-	5	11
Purchase of treasury stock (9,429 shares)	-	-	-	-	(167)	(167)

Balance - December 31, 2002	4,455	4,617	30,016	2,096	(2,861)	38,323
Comprehensive income:
Net income	-	-	5,564	-	-	5,564
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	(1,101)	-	(1,101)

Total Comprehensive Income						4,463
Cash dividends declared, $.65 per share	-	-	(2,057)	-	-	(2,057)
Shares issued from treasury related to dividend reinvestment plan and stock option plan (17,293 shares)	-	229	-	-	152	381
Purchase of treasury stock (1,671 shares)	-	-	-	-	(34)	(34)
Three-for-two stock split	2,228	(2,228)	-	-	-	-

Balance - December 31, 2003	6,683	2,618	33,523	995	(2,743)	41,076
Comprehensive income:
Net income	-	-	4,453	-	-	4,453
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	(377)	-	(377)

Total Comprehensive Income						4,076
Cash dividends declared, $.73 per share	-	-	(2,311)	-	-	(2,311)
Shares issued from treasury related to stock option plan (13,920 shares)	-	203	-	-	123	326
Purchase of treasury stock (23,742 shares)	-	-	-	-	(813)	(813)

Balance - December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354

See notes to consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
2004	2003	2002
(In Thousands)
Cash Flows from Operating Activities
Net income	$4,453	$5,564	$5,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654	593	608
Provision for loan losses	1,050	289	180
Loss on sale of equipment	-	18	-
Loss on sale of other real estate	-	6	24
Net amortization of securities premiums and discounts	565	752	343
Net realized gains on sales of securities	(296)	(662)	(324)
Deferred income taxes (benefit)	(300)	(111)	(79)
Net increase in cash surrender value of life insurance	(236)	(202)	(211)
Impairment of security	1,144	-	850
Proceeds from the sale of loans	3,429	-	-
Net gain on sale of loans	(50)	-	-
Loans originated for sale	(3,379)	-	-
(Increase) decrease in assets:
Accrued interest receivable	60	119	116
Other assets	154	1,176	(257)
Increase (decrease) in liabilities:
Accrued interest payable	(54)	(52)	(47)
Other liabilities	176	53	158

Net Cash Provided by Operating Activities	7,370	7,543	6,376

Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	28,121	27,049	22,708
Proceeds from maturities of and principal repayments on available for sale securities	13,209	30,588	29,532
Purchase of available for sale securities	(40,786)	(69,399)	(55,934)
Net increase in loans	(9,407)	(15,240)	(27,728)
Purchase of investment in life insurance	(2,000)	-	-
Proceeds from sale of equipment	-	7	-
Purchase of premises and equipment	(860)	(962)	(806)
Proceeds from sale of other real estate	414	147	104

Net Cash Used in Investing Activities	(11,309)	(27,810)	(32,124)

Cash Flows from Financing Activities
Increase (decrease) in deposits	(4,925)	20,513	20,296
Proceeds from long-term borrowings	5,000	8,000	15,000
Repayment of long-term borrowings	(918)	(792)	(256)
Net increase (decrease) in short-term borrowings	7,529	(6,028)	(8,225)
Proceeds from sale of treasury stock	326	381	11
Purchase of treasury stock	(813)	(34)	(167)
Cash dividends paid	(2,311)	(2,057)	(1,850)

Net Cash Provided by Financing Activities	3,888	19,983	24,809

Decrease in Cash and Cash Equivalents	(51)	(284)	(939)

Cash and Cash Equivalents - Beginning	6,056	6,340	7,279

Cash and Cash Equivalents - Ending	$6,005	$6,056	$6,340
See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31,
2004	2003	2002
(In Thousands)

Supplementary Cash Flows Information
Interest paid	$7,138	$7,626	$8,377

Income taxes paid	$1,200	$2,162	$1,466

Supplementary Disclosures of Noncash Investing and
Financing Activities
Foreclosed real estate acquired in settlement of loans	$556	$114	$203

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in Susquehanna and Wyoming Counties of Pennsylvania, and Broome County of New York. Note 3 discusses the types of securities in which the Company invests. The concentrations of credit by type of loan are set forth in Note 4. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Presentation of Cash Flows

For purposes of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies (Continued)

Securities

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Common equity securities include restricted investments, primarily Federal Home Loan Bank and Federal Reserve Bank stock which are carried at cost. Federal law requires a member institution of the Federal Home Loan Bank and the Federal Reserve Bank to hold stock according to a predetermined formula.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Company had no loans held for sale at December 31, 2004 and 2003.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and various accelerated methods over the following estimated useful lives of the related assets:

Years

Building and improvements	7 - 40
Furniture, fixtures and equipment	3 - 10

Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current operations.

Transfers of Financial Assets

Transfers of financial assets, which includes loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method. These intangible assets were $1,892,000 and $2,154,000, net of accumulated amortization of $1,995,000 and $1,733,000 at December 31, 2004 and 2003, respectively. Amortization expense was $262,000, $262,000, and $261,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense is estimated to be $262,000 per year for the next five years.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $6,773,000 and $4,537,000 at December 31, 2004 and 2003, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years-ended December 31, 2004, 2003 and 2002 was $123,000, $77,000, and $74,000, respectively.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Common Share (Continued)

The following table shows the amounts used in computing earnings per share for the years-ended December 31, 2004, 2003 and 2002:

Income Numerator	Common Shares Denominator	EPS
                                                                                                                  (In Thousands, Except Per Share Data)

2004:
Basic EPS	$4,453	3,166	1.41
Dilutive effect of potential common stock, stock options	-	21.01

Diluted EPS	$4,453	3,187	1.40

2003:
Basic EPS	$5,564	3,161	$1.76
Dilutive effect of potential common stock, stock options	-	18	0.01

Diluted EPS	$5,564	3,179	$1.75

2002:
Basic EPS	$5,015	3,152	$1.59
Dilutive effect of potential common stock, stock options	-	6	-

Diluted EPS	$5,015	3,158	$1.59

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years-ended December 31, 2004, 2003 and 2002 are as follows:

2004	2003	2002
(In Thousands)

Unrealized holding gains (losses) on available for sale securities	$(1,420)	$(1,006)	$1,838
Reclassification adjustment for (gains) losses realized in net income	848	(662)	526

Net Unrealized Gains (Losses)	(572)	(1,668)	2,364

Tax effect	195	567	(804)

Net of Tax Amount	$(377)	$(1,101)	$1,560

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2004, 2003 and 2002. Had compensation costs for stock options granted in 2004, 2003 and 2002 been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years-ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

2004	2003	2002
(In Thousands, except Per Share Amounts)

Net income as reported	$4,453	$5,564	$5,015
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards.	(31)	(2)	(23)

Pro forma net income	$4,422	$5,562	$4,992

Basic earnings per share:
As reported	$1.41	$1.76	$1.59
Pro forma	$1.40	$1.75	$1.59

Diluted earnings per share:
As reported	$1.40	$1.75	$1.59
Pro forma	$1.39	$1.75	$1.58

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 3.89%, 3.23%, and 4.77%; volatility of .20, 0.11, and 0.11; dividend yield of 2.14%, 2.15%, and 3.14%; and an expected life of six years. The weighted-average fair value of options granted was $6.99 per share in 2004, $3.39 per share in 2003; and $2.33 per share in 2002, as adjusted for the three-for-two stock split in 2003.

Segment Reporting

The Bank acts as an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including: the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have an impact on the Company’s financial condition or results of operations.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3(SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a material effect on the Company’s consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. The Bank will not elect to use the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Statement No. 123(R) is effective for periods beginning after June 15, 2005. Early application of Statement No. 123(R) is encouraged, but not required. Adopting Statement No. 123(R) on July 1, 2005 using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will increase by $4,000 for the year-ending December 31, 2005.

Note 2 - Branch Acquisition

On March 6, 2002, the Bank acquired certain assets, including furniture and equipment and assumed certain liabilities, including approximately $4,264,000 of deposits and a premises lease, of a branch located in Norwich, New York. The purchase price equals $50,000 for a deposit premium plus the book value cost of the personal property. In March 2003, the Norwich office was closed and its deposits transferred to the new Conklin, New York branch.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities

At December 31, 2004 and 2003, the amortized cost and fair values of securities available-for-sale are as follows:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
                                                                                         (In Thousands)

December 31, 2004:
U.S. Government agencies and corporations	$23,304	$114	$(211)	$23,207
Obligations of state and political subdivisions	40,255	1,042	(336)	40,961
Corporate debt securities	18,361	507	(48)	18,820
Mortgage-backed securities	23,492	147	(276)	23,363
Preferred equity securities	3,856	-	-	3,856
Common equity securities	3,391	-	-	3,391

Total	$112,659	$1,810	$(871)	$113,598

December 31, 2003:
U.S. Government agencies and corporations	$20,358	$236	$(177)	$20,417
Obligations of state and political subdivisions	39,490	1,354	(404)	40,440
Corporate debt securities	18,630	1,208	(25)	19,813
Mortgage-backed securities	28,050	183	(333)	27,900
Preferred equity securities	5,041	-	(534)	4,507
Common equity securities	3,049	-	-	3,049

Total	$114,618	$2,981	$(1,473)	$116,126

The amortized cost and fair value of securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

Amortized Cost	Fair Value
(In Thousands)

Due in one year or less	$6,537	$6,656
Due after one year through five years	28,281	28,425
Due after five years through ten years	11,472	11,778
Due after ten years	35,630	36,129
	81,920	82,988
Mortgage-backed securities	23,492	23,363
Equity securities	7,247	7,247

$ 112,659	$113,598

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities (Continued)

Proceeds from sale of available-for-sale securities during 2004, 2003 and 2002 were $28,121,000, $27,049,000, and $22,708,000, respectively. Gross gains realized on these sales were $312,000, $671,000, and $439,000, respectively. Gross losses on these sales were $16,000, $9,000, and $115,000, respectively.

Securities with a carrying value of $35,685,000 and $34,575,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

Less Than 12 Months		12 Months or More		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(In Thousands)

U.S. Government agencies and corporations	$11,970	$(82)	$5,957	$(129)	$17,927	$(211)
Obligations of state and political subdivisions	12,089	(136)	7,366	(200)	19,455	(336)
Corporate debt securities	2,439	(48)	-	-	2,439	(48)
Mortgage-backed securities	11,344	(136)	5,204	(140)	16,548	(276)

Total Temporarily Impaired Securities	$37,842	$(402)	$18,527	$(469)	$56,369	$(871)

In management’s opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of specific securities. At December 31, 2004, the Company had 83 securities in an unrealized loss position. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Securities (Continued)

At December 31, 2004, the Company held four preferred equity securities issued by FNMA and FHLMC with aggregate market value depreciation of 20% or more from the Company’s amortized cost basis of $5,000,000. Management had been closely monitoring the market valuations of these preferred equity securities and recent adverse financial events regarding these agencies, and has concluded that these equity securities are other-than-temporarily impaired under guidance provided by the Financial Accounting Standards Board (FASB). An impairment charge of $1,144,000 pre-tax ($755,000 after tax) was recorded in the fourth quarter of 2004. These securities were classified as available-for-sale, therefore the unrealized losses had been recorded as a reduction of stockholders’ equity through charges to accumulated other comprehensive income. Therefore, the impairment charge had no significant impact on total capital as previously reported.

Note 4 - Loans Receivable

The composition of loans receivable at December 31, 2004 and 2003 is as follows:

December 31,
2004	2003
(In Thousands)

Commercial	$52,705	$49,329
Real estate:
Commercial	66,936	63,288
Residential	106,454	105,949
Consumer	18,375	17,525

	244,470	236,091
Unearned net loan origination fees and costs	344	276
Allowance for loan losses	(2,739)	(2,093)

	$242,075	$234,274

A summary of the transactions in the allowance for loan losses is as follows:

Years Ended December 31
2004	2003	2002
(In Thousands)

Balance, beginning	$2,093	$1,935	$1,816
Provision for loan losses	1,050	289	180
Recoveries	39	54	55
Loans charged off	(443)	(185)	(116)

Balance, ending	$2,739	$2,093	$1,935

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable (Continued)

The total recorded investment in impaired loans was $1,418,000 and $814,000 at December 31, 2004 and 2003, respectively. Impaired loans, not requiring an allowance for loan losses, were $87,000 and $38,000 at December 31, 2004 and 2003, respectively. Impaired loans requiring an allowance for loan losses were $1,331,000 and $776,000 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the related allowance for loan losses associated with these loans was $668,000 and $367,000, respectively. For the years-ended December 31, 2004, 2003 and 2002, the average balance of these impaired loans was $1,598,000, $796,000, and $882,000, respectively. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will record all payments as a reduction of principal on such loans. Interest income recognized for the time that the loans were impaired was $29,000, $3,000, and $-0- in 2004, 2003 and 2002, respectively.

Loans on which the accrual of interest has been discontinued amounted to $2,063,000 and $984,000 at December 31, 2004 and 2003, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $130,000 and $105,000 at December 31, 2004 and 2003, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $462,000 and $719,000 at December 31, 2004 and 2003, respectively. Advances and repayments during 2004 totaled $591,000 and $848,000, respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2004 and 2003.

Note 5 - Premises and Equipment

Premises and equipment at December 31, 2004 and 2003 are comprised of the following:

2004	2003
(In Thousands)

Land	$398	$398
Building and improvements	5,148	4,818
Furniture, fixtures and equipment	4,627	4,097

	10,173	9,313
Accumulated depreciation	(5,269)	(4,877)

	$4,904	$4,436

Depreciation expense was $392,000, $331,000, and $347,000 for the years-ended December 31, 2004, 2003 and 2002, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Deposits

The composition of deposits at December 31, 2004 and 2003 were as follows:

2004	2003
(In Thousands)

Demand:
Non-interest bearing	$42,999	$37,441
Interest bearing	60,704	66,807
Savings	65,283	60,255
Time:
$100,000 and over	18,990	21,375
Less than $100,000	86,799	93,822
	$274,775	$279,700

At December 31, 2004, the scheduled maturities of time deposits are as follows (in thousands):

2005	$38,987
2006	41,896
2007	11,178
2008	6,561
2009	4,704
Thereafter	2,463

$105,789

Note 7 - Short-Term Borrowings

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2004 and 2003:

                                                    December 31, 2004
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
Securities sold under agreements to repurchase	$7,860	$8,513	$10,521	1.32%
Federal Home Loan Bank	6,080	861	6,080	1.82
U.S. Treasury tax and loan notes	674	418	808	1.07
	$14,614	$9,792	$17,409	1.35%

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Short-Term Borrowings (CONTINUED)
                                                                                        December 31, 2003

Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate

		(In Thousands)
Securities sold under agreements to repurchase	$6,640	$5,717	$7,325	1.30%
Federal Home Loan Bank	0	2,585	13,455	1.41
U.S. Treasury tax and loan notes	445	448	1,020	0.85
	$7,085	$8,750	$21,800	1.31%

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2004, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $156,526,000, of which $46,034,000 was outstanding in long-term borrowings. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $-0- was outstanding at December 31, 2004 and 2003. These borrowings are unsecured.

Note 8 - Long-Term Borrowings

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Detail of long-term debt at December 31, 2004 and 2003 is as follows:

Due	Convertible	Strike Rate	Current Interest Rate	2004	2003
				(In Thousands)
May 2005	February 2005	8.5%	7.02%	$2,500	$2,500
November 2005	February 2005	N/A	5.93	5,000	5,000
May 2010	February 2005	7.5	6.37	5,000	5,000
September 2010	March 2005	N/A	6.10	5,000	5,000
October 2011	January 2005	8.0	4.47	2,500	2,500
January 2007	January 2005	7.5	4.06	7,500	7,500
September 2012	March 2005	8.0	3.69	5,000	5,000
February 2009	N/A	N/A	4.80	1,588	1,924
February 2013	February 2005	8.0	3.59	5,000	5,000
February 2008	N/A	N/A	2.69	1,946	2,528
June 2014	June 2005	8.0	4.47	5,000	-

				$46,034	$41,952

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM BORROWINGS (CONTINUED)

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (2.50% at December 31, 2004) plus .10% to plus .26% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date. If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2004 are as follows (in thousands):

2005	$8,450
2006	983
2007	8,518
2008	513
2009	70
Thereafter	27,500
$46,034

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

Note 9 - Stock Purchase Plans

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees. The Plan is administered by a committee of the Board of Directors. Under the Plan, 187,500 shares of common stock are reserved for possible issuance, as adjusted for the three-for-two stock split issued in 2003. The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure. Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. The vesting period of options granted is at the discretion of the Board of Directors. Options granted during 2004, 2003 and 2002 expire in ten years.

A summary of transactions under this Plan were as follows as adjusted for the stock split declared April 1, 2003:

2004		2003		2002
Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price

Outstanding, beginning of year	74,127	$17.38	79,155	$16.66	65,698	$16.35
Granted	5,050	34.10	4,850	27.50	14,700	18.00
Exercised	(13,920)	16.68	(9,878)	16.55	(1,148)	16.19
Forfeited	(1,222)	18.63	-	-	(95)	14.80

Outstanding, end of year	64,035	$18.83	74,127	$17.38	79,155	$16.66

Exercisable, end of year	59,435	$18.16	69,277	$16.67	79,100	$16.66

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock Purchase Plans (continued)

The weighted-average remaining contractual life of the above options is approximately six years at December 31, 2004. Stock options outstanding at December 31, 2004 are exercisable at prices ranging from $14.80 to $34.10 a share.

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

Note 10 - Income Taxes

The provision for federal income taxes consists of the following:

Years Ended December 31,
2004	2003	2002
(In Thousands)

Current	$1,314	$1,941	$1,632
Deferred	(300)	(111)	(79)

	$1,014	$1,830	$1,553

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 INCOME TAXES (CONTINUED)

The components of the net deferred tax asset (liability) at December 31, 2004 and 2003 are as follows:

2004	2003
(In Thousands)

Deferred tax asset:
Allowance for loan losses	$803	$583
Deferred loan fees	8	11
Deferred compensation	273	217
Other	86	122
Impairment on security	389	-

1,559	933

Deferred tax liabilities:
Unrealized gain on available for sale securities	(318)	(513)
Depreciation	(138)	(42)
Section 481 Adjustment-Prepaid Expenses	(42)	-
Section 481 Adjustment-Deferred Loan Costs	(188)	-

(686)	(555)

Net Deferred Tax Asset	$873	$378

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years-ended December 31 is as follows:

2004		2003		2002
Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(In Thousands)

Federal income tax at statutory rate	$1,859	34%	$2,514	34%	$2,233	34%
Tax exempt interest	(802)	(14)	(644)	(9)	(642)	(10)
Non-deductible interest	74	2	56	1	60	1
Officers’ life insurance income	(83)	(2)	(68)	(1)	(74)	(1)
Other, net	(34)	(1)	(28)	-	(24)	-

	$1,014	19%	$1,830	25%	$1,553	24%

The income tax provision includes ($288,000), $225,000, and ($179,000) in 2004, 2003 and 2002, respectively, of income tax (benefit) expense on net realized securities gains and losses.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Employee Benefit Plans

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year. Shares of Company stock owned by the Plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2004, 2003 and 2002, ESOP contributions to the Plan charged to operations were $126,000, $128,000, and $126,000, respectively. During 2004, 2003 and 2002, employer 401(k) matching contributions to the Plan charged to operations were $69,000, $65,000, and $58,000, respectively. At December 31, 2004, 139,101 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has deferred compensation agreements with its chief executive officer, chief operating officer and certain directors that provide fixed retirement benefits. The Bank’s deferred compensation liability as of December 31, 2004 and 2003 was $803,000 and $639,000, respectively. The cost charged to operations for these deferred compensation plans was $164,000, $163,000, and $149,000 for the years-ended December 31, 2004, 2003 and 2002, respectively.

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

The Bank regularly invested through Entrust Group and Bentley Financial Services, Inc. for certificates of deposit that the Bank had understood were bank issued, federally insured and the Entrust Group was holding in safekeeping for them. Based on preliminary information, management estimated the fraud loss to be approximately $297,000, which has been charged against operations in the amount of $158,000 and $139,000 for the years-ended December 31, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the net claim with the receiver was $173,000 and $1,683,000 respectively and was included in other assets on the balance sheet. In 2003 and 2004, the Bank received $1,510,000 and $283,000, respectively, from the receiver. The 2004 receipt surpassed the net claim with the receiver recorded in the balance sheet by $110,000. This amount is included in other income for 2004 in the statement of income.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amounts at December 31, 2004 and 2003 were as follows:

2004	2003
(In Thousands)

Commitments to extend credit	$29,854	$27,701
Standby letters of credit	1,703	1,808

	$31,557	$29,509

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

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2004 and 2003 was $1,703,000 and $1,808,000, respectively and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $960,000 and $950,000, respectively. The current amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit issued is not material.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Matters

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2004 and 2003 was $503,000 and $3,190,000, respectively. The reduction in the required reserve balance at the Federal Reserve Bank is due to the implementation by the Company of a deposit account reclassification system which more accurately quantifies the portion of deposits that are transactional and non-transactional. The result of this process is that fewer transactional deposits are reported to the Federal Reserve Bank, thus reducing the amount of required reserves.

Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year’s earnings (as defined) plus the retained earnings (as defined) from the prior two years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $6,450,000, plus an additional amount equal to the net profit for 2005, up to the date any such dividend is declared.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Matters (CONTINUED)

The Company and Bank’s actual capital ratios as of December 31, 2004 and 2003, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action For Capital Adequacy Purposeson Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total capital (to risk-weighted assets):
Consolidated	$42,583	16.05%	$	≥21,255	≥8.00%		N/A	N/A
Peoples National Bank	42,053	15.85		≥21,226	≥8.00	$	≥26,532	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	39,844	15.02		≥10,611	≥4.00		N/A	N/A
Peoples National Bank	39,314	14.82		≥10,611	≥4.00		≥15,917	≥ 6.00
Tier 1 capital (to average assets):
Consolidated	39,844	10.57		≥15,078	≥4.00		N/A	N/A
Peoples National Bank	39,314	10.43		≥15,077	≥4.00		≥18,847	≥ 5.00

As of December 31, 2003:
Total capital (to risk-weighted assets):
Consolidated	$39,668	15.76%	$	≥20,134	≥8.00%		N/A	N/A
Peoples National Bank	38,919	15.46		≥20,141	≥8.00	$	≥25,176	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	37,575	14.93		≥10,067	≥4.00		N/A	N/A
Peoples National Bank	36,826	14.63		≥10,070	≥4.00		≥15,105	≥ 6.00
Tier 1 capital (to average assets):
Consolidated	37,575	10.22		≥14,711	≥4.00		N/A	N/A
Peoples National Bank	36,826	10.01		≥14,711	≥4.00		≥18,389	≥ 5.00

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2004 and 2003:

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

Note 15 - Fair Value of Financial Instruments (Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

December 31, 2004		December 31, 2003
Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In Thousands)

Financial assets:
Cash and cash equivalents	$6,005	$6,005	$6,056	$6,056
Securities available-for-sale	113,598	113,598	116,126	116,126
Loans receivable, net of allowance	242,075	237,714	234,274	232,034
Accrued interest receivable	1,987	1,987	2,047	2,047

Financial liabilities:
Deposits	274,775	274,131	279,700	280,902
Short-term borrowings	14,614	14,614	7,085	7,085
Long-term borrowings	46,034	49,473	41,952	49,557
Accrued interest payable	550	550	604	604

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Information

Balance Sheets

December 31,
2004	2003
(In Thousands)

Assets
Cash	$92	$373
Investment in bank subsidiary	41,823	40,326
Due from subsidiary	440	378

Total Assets	$42,355	$41,077

Liabilities and Stockholders' Equity
Other liabilities	$1	$1

Stockholders’ equity:
Common stock	6,683	6,683
Surplus	2,821	2,618
Retained earnings	35,665	33,523
Accumulated other comprehensive income	618	995
	45,787	43,819
Treasury stock	(3,433)	(2,743)

Total Stockholders’ Equity	42,354	41,076

Total Liabilities and Stockholders’ Equity	$42,355	$41,077

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Information (Continued)

Statements of Income

Years Ended December 31,
2004	2003	2002
(In Thousands)

Dividends from bank subsidiary	$2,611	$2,056	$1,950
Other income	-	28	46
Other expenses	48	78	83

Income before Income Taxes and Equity in Undistributed Net Income of Subsidiary	2,563	2,006	1,913

Income tax benefits	(16)	(17)	(13)

Income before Equity in Undistributed Net Income of Subsidiary	2,579	2,023	1,926

Equity in undistributed net income of subsidiary	1,874	3,541	3,089

Net Income	$4,453	$5,564	$5,015

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Information (Continued)

Statements of Cash Flows

Years Ended December 31,
2004	2003	2002
(In Thousands)

Cash Flows from Operating Activities
Net income	$4,453	$5,564	$5,015
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(1,874)	(3,541)	(3,089)
Increase (decrease) in due from/to subsidiary	(62)	(514)	25
Decrease in accrued interest receivable	-	23	-
Increase (decrease) in other liabilities	-	-	(1)
(Increase) decrease in other assets	-	25	-

Net Cash Provided by Operating Activities	2,517	1,557	1,950

Cash Flows Provided by Investing Activities
Proceeds from maturities of and principal repayments on available-for-sale securities	-	500	-

Cash Flows from Financing Activities
Cash dividends paid	(2,311)	(2,057)	(1,850)
Proceeds from sale of treasury stock	326	381	11
Purchase of treasury stock	(813)	(34)	(167)

Net Cash Used in Financing Activities	(2,798)	(1,710)	(2,006)

Increase (Decrease) in Cash and Cash Equivalents	(281)	347	(56)

Cash and Cash Equivalents - Beginning	373	26	82

Cash and Cash Equivalents - Ending	$92	$373	$26

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, the chief executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Internal control over financial reporting.

The Company is not filing with this Form 10-K report management’s annual report on internal control over financial reporting or an attestation report of the Company’s independent auditing firm as to management’s assessment of the Company’s internal control over financial reporting in reliance upon SEC Exemptive Order, dated November 30, 2004, under Section 36 of the Securities Exchange Act of 1934, which permits both reports to be filed not later than 45 days after the end of the 75 day filing period specified in Form 10-K for accelerated filers.

The Company will complete its form 10-K by filing an amendment to include both reports described above no later than April 30, 2005.

(c) Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

On December 3, 2004, the Bank entered into a Supplemental Executive Retirement Agreement with each of Mr. Ord and Ms. Dissinger which provide for supplemental retirement payments to each executive officer. In the case of Mr. Ord, the annual benefit payable following normal retirement is $84,520 and, in the case of Ms. Dissinger, the annual benefit payable following normal retirement is $20,000, payable for 15 years. The agreements are unfunded, but the Bank purchased life insurance and annuities that are actuarially designed to offset the annual expenses associated with these agreements.

On December 3, 2004, the Bank also entered into a Supplemental Director Retirement Plan Agreement with each of the non-employee directors which provides the directors with supplemental retirement payments following normal retirement from the Board at age 70, provided the director had served as a director of the Bank for at least 10 years prior to the normal retirement date. Eligible directors would receive an annual benefit equal to $150 for each year of service as a director, payable for a period of 10 years.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This item is incorporated by reference under Section “Governance of the Company” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 11 EXECUTIVE COMPENSATION
This item is incorporated by reference under Section “Executive Compensation” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a)	Financial Statement Schedules can be found under Item 8 of this report.

Exhibits required by Item 601 of Regulation S-K:

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Service Corp. as amended **;
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp. *;
(10.2)	Excess Benefit Plan dated January 14, 1992, for John W. Ord *;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial
Services Corp. *;
(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord, filed herewith;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger, filed herewith;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company, filed herewith;
(11)
The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common Share” filed as part of Item 8 of this report;

(14)	Code of Ethics, filed herewith;
(21)	Subsidiaries of Peoples Financial Services Corp. *;
(23)	Consent of Independent Registered Public Accounting Firm - Beard Miller Company LLP, filed herewith;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.

**	Incorporated by reference to the Company’s Exhibit 3.2 on Form 10Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP

By	/s/	John W. Ord John W. Ord, President and Chief Executive Officer
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, Principal Accounting Officer
	/s/	Gerald R. Pennay Gerald R. Pennay, Chairman, Board of Directors
	/s/	George H. Stover, Jr. George H. Stover, Jr., Member, Board of Directors
	/s/	Thomas F. Chamberlain Thomas F. Chamberlain, Member, Board of Directors
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Member, Board of Directors

	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr., Member, Board of Directors

EXHIBIT INDEX
ITEM NUMBER	DESCRIPTION	PAGE
10.5	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord	76-82
10.6	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger	83-94
10.7	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for All Directors of the Company	95-99
14	Code of Ethics	100
23	Consent of Independent Registered Public Accounting Firm	101
31.1	Certification of Chief Executive Officer	102
31.2	Certification of Principal Financial Officer	103
32.1	Sarbanes-Oxley Act of 2002 Section 1350	104
	Certification of Chief Executive Officer
32.2	Sarbanes-Oxley Act of 2002 Section 1350	105
	Certification of Principal Financial Officer

PEOPLES NATIONAL BANK
SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT
FOR
JOHN W. ORD

THIS AGREEMENT is adopted this 3rd day of December, 2004, by and between PEOPLES NATIONAL BANK, a national association having a place of business at 50 Main Street, Hallstead, Pennsylvania 18822 (the "Bank"), and JOHN W. ORD (the "Executive"), an individual residing at R.R. #1, Box 1095, Hallstead, Pennsylvania 18822.

INTRODUCTION

To encourage the Executive to remain an employee of the Bank, the Bank is willing to provide supplemental retirement income benefits to the Executive. The Bank will pay the benefits from its general assets.

AGREEMENT

The Bank and the Executive agree as follows:

Article 1
Definitions

Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1.  “Affiliate” means any company that controls, is controlled by, or is under common control with the Bank. For this Agreement, company includes any bank, corporation, general or limited partnership, limited liability company, associations or similar organization, business trust or any other trust.

1.2.  "Bank” or “Corporation" means Peoples National Bank.

1.3.  "Code" means the Internal Revenue Code of 1986, as amended.

1.4.  “Death Benefit” means the annual benefit paid to the Executive’s spouse pursuant to Article 3.1 hereto.

1.5.  "Disability" means Executive suffering a physical or mental impairment, which, in the judgment of a physician satisfactory to Bank, prevents Executive from performing all of the essential job functions of Executive’s position on a full time basis with or without reasonable accommodation and without posing a direct threat to himself or others, for a period of one hundred eighty days. As a condition to any benefits, Bank may require Executive to submit to such physical or mental evaluations and tests as Bank’s Board of Directors deems appropriate.

1.6.   “Employment Agreement” means the Employment Agreement entered into between Bank and Executive, dated January 1, 1997.

1.7.  "Normal Retirement Age" means December 31, 2006.

Article 2

Life Time Retirement Benefits

2.1 Normal Retirement Benefit. If Executive terminates employment on or after the Normal Retirement Age for reasons other than death, Bank shall pay to Executive the benefit described in this Article 2.1 hereof.

2.1.1 Amount of Benefit. The benefit under this Article 2.1 hereof is $84,520.00 per year.

2.1.2 Payment of Benefit. The Bank shall pay 1/12 of $84,520.00 to Executive on the first day of each month beginning the month following the month in which Executive terminates employment after reaching Normal Retirement Age.

2.1.3 Spousal Benefit. In the event of the death of the Executive whether before or after the Executive is eligible to receive benefits pursuant to this Article 2.1, the Bank shall pay the Executive’s spouse a benefit equal to fifty (50%) percent of the Executive’s benefits each month, such benefit to commence on the first day of the month following the month of Executive’s death and continue until the death of Executive’s spouse.

2.1.4 Acceleration of Deferred Payments. In the discretion of the Bank, but only with the Executive’s or his spouse’s consent, the payment of any remaining benefits to Executive or his spouse as a deferred payment may be accelerated, or the unpaid balance of such benefits may be distributed to the Executive or his spouse in a lump sum.

2.2 Early Termination Benefit. If Executive’s employment is terminated before the Normal Retirement Age and for reasons of Executive’s voluntary termination of employment, non-renewal of the Employment Agreement, Disability, or if Bank terminates Executive’s employment for reasons other than for Cause, Bank shall pay to Executive the benefit described in Article 2.1 hereof.

2.3 Purchase of Annuity. The parties agree that the Bank may, at any time, purchase an annuity to pay to Executive the benefit described in Article 2, which shall be a substitute for the Bank’s obligations under this Agreement.

Article 3

Death Benefits

3.1 Death Before Retirement. If Executive dies while actively employed by Bank, Executive’s spouse shall receive from the Bank the benefit described in this Article 3.1.

3.1.1 Amount of Benefit. The death benefit under this Article 3.1 shall be equal to 50% of the amount Executive would have been entitled to receive under Article 2.1.1 had Executive terminated employment on or after Normal Retirement Age.

3.1.2 Payment of Benefit. After the Bank receives notice of the death of the Executive, the Bank shall pay the surviving spouse 1/12 of the death benefit amount calculated under the Article 3.1.1 on the first day of each month beginning the month following the month of Executive’s death.

3.2 Purchase of Annuity. The parties agree that the Bank may, at any time, purchase an annuity to pay to the surviving spouse the benefit described in Article 3, which shall be a substitute for the Bank’s obligations under this Agreement.

Article 4

Assignment

Executive may assign without consideration all interests in this Agreement to any person, entity or trust. In the event Executive transfers all of Executive’s interest in this Agreement, then all of Executive’s interest in the Agreement shall be vested in Executives’ transferee, who shall be substituted as a party hereunder and Executive shall have no further interest in this Agreement.

Article 5

General Limitations

5.1 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the benefit provided under this Agreement shall be forfeited if Bank terminates Executive’s employment for:

5.1.1 The willful failure by the Executive to substantially perform his duties, other than any such failure resulting from Disability.

5.1.2 The willful engaging by the Executive in gross misconduct materially injurious to the Bank or Affiliate.

5.1.3 Executive’s conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of twenty (20) consecutive days or more.

5.1.4 Executive’s failure to follow the good faith lawful instructions of the Boards of Directors of Bank or Affiliate with respect to its operations, after written notice from Bank or Affiliate and a failure to cure such violation within thirty (30) days of said written notice.

5.1.5 Conduct on the part of the Executive, which brings public discredit to Bank, Affiliate or their subsidiaries, as determined by an affirmative vote of one hundred (100%) percent of the disinterested members of the Boards of Directors of Bank.

5.1.6 Executive’s breach of fiduciary duty involving personal profit.

5.1.7 Unlawful discrimination by the Executive, including harassment against employees, customers, business associates, contractors, or vendors of Bank, Affiliate or their subsidiaries, which could result in liability to Bank, Affiliate or their subsidiaries, as determined by an affirmative vote of one hundred (100%) percent of the disinterested members of the Boards of Directors of Bank or Affiliate following an investigation of the claims by a third party.

5.1.8 Theft or material abuse by Executive of property of Bank, Affiliate or their subsidiaries, or the property of customers, employees, contractors, vendors or business associates of Bank, Affiliate or their subsidiaries.

5.2 Removal. Notwithstanding any provision of this Agreement to the contrary, Bank shall not pay any benefit under this Agreement if Executive is subject to a final removal or prohibition order issued by an Appropriate Federal Banking Agency pursuant to Section 8(e) or (g) of the Federal Deposit Insurance Act.

5.3 Competition After Termination of Employment. Executive shall forfeit his right to any further benefits if Executive, without the prior written consent of Bank, violates the following described restrictive covenants.

5.3.1 Covenant Not to Compete. Executive hereby acknowledges and recognizes the highly competitive nature of the business of Bank and accordingly agrees that, during the period the Executive has the right to receive payment pursuant to this Agreement, Executive shall not, except as otherwise permitted in writing by Bank:

(a) be engaged, directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (i) the banking (including bank or financial institution holding company), insurance or financial services industry, or (ii) any other activity in which Bank is engaged during the Employment Period, and remain so engaged at the end of the Employment Period in any area in which, at any time during the Employment Period or at the date of termination of Executive’s employment, is within twenty (20) miles of any branch location, office or other facility of Bank, unless Executive exclusively performs all such activity outside of said twenty (20) mile area (the “Non-Competition Area”); or

(b) provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (i) the banking (including bank or financial institution holding company), insurance or financial services industry, or (ii) any other activity in which Bank is engaged during the Employment Period, in the Non-Competition Area; or

(c) if employed in a capacity provided in 5.3.1(a) and 5.3.1(b), solicit current customers, during the term of this Agreement, of Bank in the Non-Competition Area; or

(d) solicit employees of Bank who are employed during the term of this Agreement.

5.3.2 Judicial Remedies. In the event of a breach or threatened breach by Executive of any provision of these restrictions, Executive recognizes the substantial and immediate harm that a breach or threatened breach will impose upon Bank or any of its subsidiaries or Affiliates, and further recognizes that in such event monetary damages may be inadequate to fully protect Bank or any of its subsidiaries or Affiliates. Accordingly, in the event of a breach or threatened breach of this Agreement, Executive consents to Bank’s or any of its subsidiaries or Affiliates’ entitlement to such preliminary, interlocutory, temporary or permanent injunctive, or any other equitable relief, protecting and fully enforcing Bank’s or any of its subsidiaries or Affiliates’ rights hereunder and preventing Executive from further breaching any of his obligations set forth herein. Executive expressly waives any requirement, based on any statute, rule of procedure, or other source, that Bank or any of its subsidiaries or Affiliates post a bond as a condition of obtaining any of the above-described remedies. Nothing herein shall be construed as prohibiting Bank or any of its subsidiaries or Affiliates from pursuing any other remedies available to Bank or any of its subsidiaries or Affiliates at law or in equity for such breach or threatened breach, including the recovery of damages from Executive. Executive expressly acknowledges and agrees that: (i) the restrictions set forth in Article 5.3.1 hereof are reasonable, in terms of scope, duration, geographic area, and otherwise, (ii) the protections afforded Bank or any of its subsidiaries or Affiliates in Article 5.3.1 hereof are necessary to protect its legitimate business interest, (iii) the restrictions set forth in Article 5.3.1 hereof will not be materially adverse to Executive’s employment with Bank, and (iv) his agreement to observe such restrictions form a material part of the consideration for this Agreement.

5.3.3 Overbreadth of Restrictive Covenant. It is expressly understood and agreed that, although Executive and Bank consider the restrictions contained in Article 5.3.1 hereof reasonable for the purpose of preserving for Bank its good will and other proprietary rights, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Article 5.3.1 hereof is an unreasonable or otherwise unenforceable restriction against Executive, the provisions of Article 5.3.1 hereof shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable.

Article 6

Claims and Review Procedures

6.1  Claims Procedure. An Executive or spouse (“claimant”) who has not received benefits under the Agreement that he or she believes should be paid shall make a claim for such benefits as follows:

                6.1.1  Initiation - Written Claim. The claimant initiates a claim by submitting to the Bank a written claim for the benefits.

6.1.2  Timing of Bank Response. The Bank shall respond to such claimant within 90 days after receiving the claim. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 90 days by notifying the claimant in writing, prior to the end of the initial 90-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

6.1.3  Notice of Decision. If the Bank denies part or all of the claim, the Bank shall notify the claimant in writing of such denial. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

6.1.3.1  The specific reasons for the denial,

6.1.3.2  A reference to the specific provisions of the Agreement on which the denial is based,

6.1.3.3  A description of any additional information or material necessary for the claimant to perfect the claim and an explanation of why it is needed,

6.1.3.4  An explanation of the Agreement’s review procedures and the time limits applicable to such procedures, and

6.1.3.5  A statement of the claimant’s right to bring a civil action under ERISA Section 502(a) following an adverse benefit determination on review.

6.2  Review Procedure. If the Bank denies part or all of the claim, the claimant shall have the opportunity for a full and fair review by the Bank of the denial, as follows:

6.2.1  Initiation - Written Request. To initiate the review, the claimant, within 60 days after receiving the Bank’s notice of denial, must file with the Bank a written request for review.

6.2.2  Additional Submissions - Information Access. The claimant shall then have the opportunity to submit written comments, documents, records and other information relating to the claim. The Bank shall also provide the claimant, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant’s claim for benefits.

6.2.3  Considerations on Review. In considering the review, the Bank shall take into account all materials and information the claimant submits relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

6.2.4  Timing of Bank Response. The Bank shall respond in writing to such claimant within 60 days after receiving the request for review. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 60 days by notifying the claimant in writing, prior to the end of the initial 60-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

6.2.5  Notice of Decision. The Bank shall notify the claimant in writing of its decision on review. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

6.2.5.1  The specific reasons for the denial,

6.2.5.2  A reference to the specific provisions of the Agreement on which the denial is based,

6.2.5.3  A statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant’s claim for benefits, and

6.2.5.4  A statement of the claimant’s right to bring a civil action under ERISA Section 502(a).

Article 7

Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by the Bank and the Executive. Notwithstanding the previous sentence, the Bank may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Executive prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bank (other than the financial impact of paying the benefits). If either (i) or (ii) above should occur, the Executive shall be entitled to the benefit which he has accrued up through the date of such action.

Article 8

Miscellaneous

8.1 Binding Effect. This Agreement shall bind the Executive and the Bank, and their beneficiaries, survivors, executors, successors, administrators and transferees.

8.2 No Guarantee of Employment. This Agreement is not an employment policy or contract and does not affect nor is affected by the Employment Agreement or any other employment agreement that Executive and Bank have executed or may execute in the future, except as specifically stated in this Agreement. It does not give Executive the right to remain an employee of Bank, nor does it interfere with Bank’s right to discharge Executive. It also does not require Executive to remain an employee nor interfere with Executives’ right to terminate employment at any time.

8.3 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

8.4 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

8.5 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. The Bank has absolute and sole discretion to informally fund or not informally fund is obligations under this Agreement.

8.6 Successors. Bank shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm or person unless such succeeding or continuing company, firm or person agrees to assume and discharge the obligations of Bank under this Agreement.

8.7 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Supplemental Executive Retirement Agreement by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage, prepaid, to such party, addressed to his or her last known address as shown on the records of Bank. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

8.8 Recovery of Estate Taxes. If Executive’s gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than Executive’s estate, then Executive’s estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the agreement, an amount by which the total estate tax due by Executive’s estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in Executive’s gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person. In the event the beneficiary has a liability hereunder, the beneficiary may petition Bank for a lump sum payment in an amount not to exceed the beneficiary’s liability hereunder.

8.9 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

8.10 Administration. The Bank shall have powers which are necessary to administer this Agreement, including but not limited to:

(a) Establishing and revising the method of accounting for the Agreement;

(b) Maintaining a record of benefit payments;

(c) Establishing rules and prescribing any forms necessary or desirable to administer the Agreement; and

(d) Interpreting the provisions of the Agreement.

8.11 Named Fiduciary. The Bank shall be the named fiduciary and plan administrator under this Agreement. It may delegate to others certain aspects of the management and operational responsibilities and the delegation of ministerial duties to qualified individuals.

8.12 Headings. Headings are included in this Agreement for the convenience of the parties and shall not be taken into consideration in construing the provisions of this Agreement.

IN WITNESS WHEREOF, the Executive and the Bank have executed this Agreement as of the day and year first above written.

ATTEST:      BANK:

PEOPLES NATIONAL BANK

_____________________________        By:______________________________
(Asst.) Secretary      (Vice) President

WITNESS:      EXECUTIVE:

__________________________       _________________________________
                               John W. Ord

EXHIBIT 10.6
PEOPLES NATIONAL BANK
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT
FOR
DEBRA E. DISSINGER

THIS AGREEMENT is made and entered into this 3RD day of December, 2004, by and between PEOPLES NATIONAL BANK, a national association having a place of business at 50 Main Street, Halstead, Pennsylvania 18822 ("Bank"), and DEBRA E. DISSINGER ("Executive"), an individual residing at R.R. #2, Box 190C, Susquehanna, Pennsylvania 18847. This Agreement shall append the Split Dollar Endorsement entered into in April 2003, or as subsequently amended, by and between the aforementioned parties.

INTRODUCTION

To encourage Executive to remain an employee of Bank, Bank is willing to provide Executive with supplemental retirement benefits or to divide the death proceeds of two life insurance policies on Executive's life. Bank will pay the benefits and the life insurance premiums from its general assets.

Article 1
General Definitions

The following terms shall have the meanings specified:

1.1 "Affiliate" means any company that controls, is controlled by, or is under common control with Bank. For this Agreement, company includes any bank, corporation, general or limited partnership, limited liability companies, association or similar organization, business trust, or any other trust.

1.2 "Change in Control" means any of the following:

(A)
(A) a merger, consolidation or division involving Peoples Financial Services Corp. (“Peoples”) or Bank, (B) a sale, exchange, transfer or other disposition of substantially all of the assets of Peoples or Bank, or (C) a purchase by Peoples or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy-five percent (75%) or more of the members of the Board of Directors of Peoples or Bank (as the case may be) who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Bank; or

(B)
any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Bank or any "person" who on the date hereof is a director or officer of Peoples or Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Peoples or Bank representing twenty-five (25%) percent or more of the combined voting power of Peoples or Bank's then outstanding securities, or

(C)
during any period of two (2) consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Peoples or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

(D)	any other change in control of Peoples or Bank similar in effect to any of the foregoing.

Notwithstanding anything else to the contrary set forth in this Agreement, if (i) an agreement is executed by Peoples or Bank providing for any of the transactions or events constituting a Change in Control as defined herein, and the agreement subsequently expires or is terminated without the transaction or event being consummated, and (ii) Executive's employment did not terminate during the period after the agreement and prior to such expiration or termination, for purposes of this Agreement it shall be as though such agreement was never executed and no Change in Control event shall be deemed to have occurred as a result of the execution of such agreement.

1.3 "Disability" means Executive suffering a physical or mental impairment, which, in the judgment of a physician satisfactory to Bank, prevents Executive from performing all of the essential job functions of Executive's position on a full time basis with or without reasonable accommodation and without posing a direct threat to herself or others, for a period of one hundred eighty days. As a condition to any benefits, Bank may require Executive to submit to such physical or mental evaluations and tests as Bank's Board of Directors deems appropriate.

1.4 "Bank" means Peoples National Bank

1.5 "Insured" means Executive.

1.6 "Insurer" means The MONY Group and Clarcia Life Insurance Company.

               1.7 "Policy " means The MONY Group insurance policy no. B25016399 and Clarcia Life Insurance Company insurance policy
                       no. 631408.
                1.8 "Net Death Proceeds" means the death proceeds of the Policy, in the aggregate amount as provided in the attached endorsements.

              1.9 "Normal Retirement Age" means 65 years old.

              1.10 "Code" means the Internal Revenue Code of 1986, as amended.

              1.11 "Termination Agreement" means the Termination Agreement entered into between Bank and Insured, dated January 1, 1997.

              1.12 “Peoples” means Peoples Financial Services Corp.

Article 2
Lifetime Benefits

2.1 Normal Retirement Benefit. If Executive terminates employment on or after the Normal Retirement Age for reasons other than death, Bank shall pay to Executive the benefit described in this Section 2.1

2.1.1 Amount of Benefit. The benefit under this Section 2.1 is $20,000.00 per year.

2.1.2 Payment of Benefit. Bank shall pay 1/12 pf $20,000.00 to Executive on the first day of the month commencing with the month following the month in which Executive terminates employment after reaching Normal Retirement Age and continuing for 15 years.

2.2 Early Termination Benefit. If Executive's employment is terminated before the Normal Retirement Age absent a change of control and for reasons of Executive's voluntary termination of employment, non-renewal of an employment agreement, Disability, or if Bank terminates Executive's employment for reasons other than for Cause, Bank shall pay to Executive the benefit described in this Section 2.2.

2.2.1 Amount of Benefit. The Executive's benefit under this Section 2.2 is the amount accrued for the benefit set forth in Section 2.1, as calculated in accordance with GAAP and reflected in the accounting records of Bank, on the date of termination of Executive's employment.

2.2.2 Payment of Benefit. Bank shall pay 1/12 of $20,000.00 to Executive on the first day of the month following Executive's birthday, commencing with the month following the month in which Executive reaches Normal Retirement Age and continuing for 15 years.

2.3 Change of Control Benefit. If Executive is actively employed by Bank at the time of a Change of Control, Section 10.4 shall not apply and Bank shall pay to Executive the benefit described in Section 2.1.

2.3.1 Payment of Benefit. Bank shall pay 1/12 of $20,000.00 to Executive on the first day of the month following Executive's birthday, commencing with the month following the month in which Executive reaches Normal Retirement Age and continuing for 15 years.

2.4 Exclusive Benefits. Any Lifetime Benefits paid under this Agreement are exclusive; if Lifetime Benefits are paid, no Death Benefits will be paid under this Agreement or the appended Endorsements.

Article 3
Death Benefits

3.1 Death Before Normal Retirement Age. If Executive dies while actively employed by Bank before reaching the Normal Retirement Age, Executive's beneficiary shall receive from the Insurer the benefit described in this Section 3.1.

3.1.1 Amount of Benefit. The benefit under Section 3.1 is a death benefit in the amount as reflected in Schedule 3.1.1. The benefit paid is determined by the Plan Year in which Executive dies. For example, if Executive dies in Plan Year 1, the benefit is $82,082. Plan year 1 commences on the date this Agreement is executed and ends one year later. Plan Year 2 commences at the end of Plan Year 1 and ends one year later. Each subsequent Plan Year runs similarly. If such death benefit is paid, no Lifetime Benefits under this Agreement will be paid.

Year One	82,082
Year Two	87,007
Year Three	92,227
Year Four	97,761
Year Five	103,626
Year Six	109,844
Year Seven	116,434
Year Eight	123,421
Year Nine	130,826
Year Ten	138,675
Year Eleven	146,996
Year Twelve	155,816
Year Thirteen	165,165
Year Fourteen	175,074
Year Fifteen	185,579
Year Sixteen	196,714
Year Seventeen	208,516
Year Eighteen	221,027
Year Nineteen	234,289

3.1.2 Payment of Benefit. The benefit shall be paid to the beneficiary by Insurer, as provided in the Policy.

3.2 Death After Normal Retirement Age, But Before Receipt of Lifetime Benefits. If Executive dies after reaching the Normal Retirement Age, but before receiving any Lifetime Benefit payments under this Agreement, the death benefit identified in Section 3.1 shall be paid in accordance with Section 3.1.2. If such death benefit is paid, no Lifetime Benefits under this Agreement will be paid.

3.3 Death Following Normal Retirement Age, But After Receipt of Lifetime Benefits. In the event Executive dies after Normal Retirement Age and after the Executive has begun to receive any Lifetime Benefits from the Bank, the Bank shall continue to pay those Lifetime Benefits, as provided in Article 2, and the Executive, Executive's estate or beneficiaries shall have no right to receive a death benefit and the rights under the endorsements will be terminated.

3.4 Death After Change of Control. If Executive dies following a Change of Control, but prior to the commencement of the Lifetime Benefit payments, provided Executive was actively employed at the time of the Change of Control, Executive's beneficiary shall be paid the death benefit described in Section 3.1 in accordance with Section 3.1.2. If such death benefit is paid, no Lifetime Benefits under this Agreement will be paid.

3.4.1 Payment of Benefit. The benefit shall be paid to the beneficiary by Insurer in accordance with Section 3.1.2.

3.5 Endorsement. All death benefits paid under this Agreement shall be in accordance with and as designated by the appended endorsements.

Article 4
Policy Ownership/Interests

4.1 Bank Ownership. Bank is the sole owner of the Policy and shall have the right to exercise all incidents of ownership. Bank shall be the beneficiary of the death proceeds of the Policy remaining after Executive's interest is determined according to Section 4.2 below.

4.2 Executive's Interest. Subject to the provisions of Article 10, Executive shall have the right to designate the beneficiary of the Net Death Proceeds. Executive shall also have the right to elect and change settlement options that may be permitted.

4.3 Comparable Coverage. Upon execution of this Agreement, Bank shall maintain the Policy in full force and effect and in no event shall Bank amend, terminate or otherwise abrogate Executive's interest in the Policy, unless Bank replaces the Policy with a comparable insurance policy to cover the benefit provided under this Agreement. The Policy or any comparable policy shall be subject to the claims of Bank's creditors.

4.4 Option to Purchase. Bank shall not sell, surrender or transfer ownership of the Policy while this Agreement is in effect without first giving Executive or Executive's transferee the option to purchase the Policy for a period of 60 days from written notice of such intention. The purchase price shall be an amount equal to the cash surrender value of the Policy. This provision shall not apply if the Agreement has terminated pursuant to Article 9.

Article 5
Premiums

5.1 Premium Payment. Bank shall pay any premiums due on the Policy.

5.2 Imputed Income. Bank shall impute income to Executive in an amount equal to the current term rate for Executive's age multiplied by the aggregate death benefit payable to Executive's beneficiary. The "current term rate" is the minimum amount required to be imputed under Revenue Rulings 64-328 and 66-110, or any subsequent applicable authority.

Article 6
Assignment

Executive may assign without consideration all interests in the Policy and in this Agreement to any person, entity or trust. In the event Executive transfers all of Executive's interest in the Policy, then all of Executive's interest in the Policy and in the Agreement shall be vested in Executive's transferee, who shall be substituted as a party hereunder and Executive shall have no further interest in the Policy or in this Agreement.

Article 7
Insurer

The Insurer shall be bound only by the terms of the Policy. Any payments the Insurer makes or actions it takes in accordance with the Policy shall fully discharge it from all claims, suits and demands of all entities or persons. The Insurer shall not be bound by or be deemed to have notice of the provisions of this Agreement.

Article 8
Claims Procedure

8.1 Claims Procedure. Bank shall notify any person or entity that makes a claim under this Agreement (the "Claimant') in writing, within 90 days of Claimant's written application for benefits, of his or her eligibility or ineligibility for benefits under this Agreement. If Bank determines that the Claimant is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of this Agreement on which the denial is based, (3) a description of any additional information or material necessary for the Claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of this Agreement's claims review procedure and other appropriate information as to the steps to be taken if the Claimant wishes to have the claim reviewed. If Bank determines that there are special circumstances requiring additional time to make a decision, Bank shall notify the Claimant of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional 90 days.

8.2 Review Procedure. If the Claimant is determined by Bank not to be eligible for benefits, or if the Claimant believes that he or she is entitled to greater or different benefits, the Claimant shall have the opportunity to have such claim reviewed by Bank by filing a petition for review with Bank within 60 days after receipt of the notice issued by Bank. Said petition shall state the specific reasons which the Claimant believes entitle him or her to benefits or to greater or different benefits. Within 60 days after receipt by Bank of the petition, Bank shall afford the Claimant (and counsel, if any) an opportunity to present his or her position to Bank verbally or in writing, and the Claimant (or counsel) shall have the right to review the pertinent documents. Bank shall notify the Claimant of its decision in writing within the sixty-day period, stating specifically the basis of its decision, referencing the specific provisions of this Agreement on which the decision is based. If, because of the need for a hearing, the 60-day period is not sufficient, the decision may be deferred for up to another 60-day period at the election of Bank, but notice of this deferral shall be given to the Claimant.

Article 9
Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by Bank and Executive, except as provided in Article 10.

Article 10
General Limitations

10.1 Excess Parachute or Golden Parachute Payment. Notwithstanding any provision of this Agreement to the contrary, if any benefit provided under this Agreement, when added to all other amounts or benefits provided to or on behalf of Executive in connection with her termination of employment, including but not limited to the Termination Agreement, would result in the imposition of an excise tax under Code Section 4999, such payments shall be retroactively (if necessary) reduced to the extent necessary to avoid such excise tax imposition or shall be forfeited to the extent the benefit would be a prohibited golden parachute payment pursuant to 12 C.F.R. §359.2 and for which the appropriate federal banking agency has not given written consent to pay pursuant to 12 C.F.R. § 359.4. Upon written notice to Executive, together with calculations of Bank' s independent auditors, Executive shall remit to Bank the amount of the reduction plus such interest as may be necessary to avoid the imposition of such excise tax. Notwithstanding the foregoing or any other provision of this contract to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the Corporation shall be required only to pay to Executive the amount determined to be deductible under Section 280G.

10.2 Termination for Cause Notwithstanding any provision of this Agreement to the contrary, the benefit provided under this Agreement shall be forfeited if Bank terminates Executive's employment for:

(A)	The willful failure by the Executive to substantially perform her duties, other than any such failure resulting from Disability.

(B)	The willful engaging by the Executive in gross misconduct materially injurious to Peoples or Bank.

(C)
Executive's conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of twenty (20) consecutive days or more.

(D)
Executive's failure to follow the good faith lawful instructions of the Boards of Directors of Peoples or Bank with respect to its operations, after written notice from Peoples or Bank and a failure to cure such violation within thirty (30) days of said written notice.

(E)
Conduct on the part of the Executive, which brings public discredit to Peoples or Bank or their subsidiaries, as determined by an affirmative vote of one hundred percent (100%) of the disinterested members of the Boards of Directors of Peoples or Bank.

(F)	Executive's breach of fiduciary duty involving personal profit.

(G)
Unlawful discrimination by the Executive, including harassment against employees, customers, business associates, contractors, or vendors of Peoples, Bank or their subsidiaries, which could result in liability to Peoples, Bank or their subsidiaries, as determined by an affirmative vote of one hundred percent (100%) of the disinterested members of the Boards of Directors of Peoples or Bank, following an investigation of the claims by a third party.

(H)
Theft or material abuse by Executive of property of Peoples, Bank or their subsidiaries, or the property of customers, employees, contractors, vendors or business associates of Peoples, Bank or their subsidiaries.

10.3 Removal. Notwithstanding any provision of this Agreement to the contrary, Bank shall not pay any benefit under this Agreement if Executive is subject to a final removal or prohibition order issued by an Appropriate Federal Banking Agency pursuant to Section 8(e) or (g) of the Federal Deposit Insurance Act.

10.4 Competition After Termination of Employment. Executive shall forfeit her right to any further benefits if Executive, without the prior written consent of Bank, violates the following described restrictive covenants.

           10.4.1 Covenant Not to Compete. Executive hereby acknowledges and recognizes the highly competitive nature of the business of the Bank and accordingly agrees that, during for and after term of her employment with Bank and until Executive reaches the age of six-five (65), Executive shall not, except as otherwise permitted in writing by Bank:

(i)
be engaged, directly or indirectly, either for her own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (1) the banking (including bank or financial institution holding company), insurance or financial services industry, or (2) any other activity in which Bank is engaged during the employment period, and remain so engaged at the end of the employment period, in any area in which, at any time during the employment period or at the date of termination of Executive's employment, is within twenty (20) miles of any branch location, office or other facility of Bank, unless Executive exclusively performs all such activity outside of said twenty (20) mile area (the "Non-Competition Area"); or

(ii)
provide financial or other assistance to any person, firm, corporation, or enterprise engaged in (1) the banking (including bank or financial institution holding company), insurance or financial services industry, or (2) any other activity in which Bank is engaged during the employment period, in the Non-Competition Area; or

(iii)	if employed in a capacity provided in (i) and (ii), solicit current customers, during the term of this Agreement, of Bank in the Non-Competition Area; or

(iv)	solicit employees of Bank who are employed during the term of this Agreement.

10.4.2 Judicial Remedies  In the event of a breach or threatened breach by Executive of any provision of these restrictions, Executive recognizes the substantial and immediate harm that a breach or threatened breach will impose upon Bank or any of its subsidiaries or Affiliates, and further recognizes that in such event monetary damages may be inadequate to fully protect Bank or any of its subsidiaries or Affiliates. Accordingly, in the event of a breach or threatened breach of this Agreement, Executive consents to Bank's or any of its subsidiaries or Affiliates' entitlement to such preliminary, interlocutory, temporary or permanent injunctive, or any other equitable relief, protecting and fully enforcing Bank's or any of its subsidiaries or Affiliates' rights hereunder and preventing Executive from further breaching any of her obligations set forth herein. Executive expressly waives any requirement, based on any statute, rule of procedure, or other source, that Bank or any of its subsidiaries or Affiliates post a bond as a condition of obtaining any of the above-described remedies. Nothing herein shall be construed as prohibiting Bank or any of its subsidiaries or Affiliates from pursuing any other remedies available to Bank or any of its subsidiaries or

Affiliates at law or in equity for such breach or threatened breach, including the recovery of damages from Executive. Executive expressly acknowledges and agrees that: (i) the restrictions set forth in Section 10.4.1 are reasonable, in terms of scope, duration, geographic area, and otherwise, (ii) the protections afforded Bank or any of its subsidiaries or Affiliates in Section 10.4.1 are necessary to protect its legitimate business interest, (iii) the restrictions set forth in Section 10.4.1 will not be materially adverse to Executive's employment with Bank, and (iv) his agreement to observe such restrictions forms a material part of the consideration for this Agreement.

10.4.3 Overbreadth of Restrictive Covenant. It is expressly understood and agreed that, although Executive and Bank consider the restrictions contained in Section 10.4.1 hereof reasonable for the purpose of preserving for Bank its good will and other proprietary rights, if a final judicial determination is made by a court having jurisdiction that the time or territory or any other restriction contained in Section 10.4.1 hereof is an unreasonable or otherwise unenforceable restriction against Executive, the provisions of Section 10.4.1 hereof shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable.

10.4.4 Change of Control. This Section 10.4 shall not apply if there is a Change of Control.

10.5 Suicide or Misstatement. If Insurer denies coverage because Executive commits suicide within two (2) years after the date of this Agreement, or if the Insurer denies coverage for material misstatements of fact made by Executive on any application for life insurance purchased by Bank, or if Insurer denies coverage for any other reason, Bank shall evaluate the reason for the denial, and upon advice of Counsel and in its sole discretion, may judicially challenge any denial.

Article 11
Miscellaneous

11.1 Binding Effect. This Agreement shall bind Executive and Bank and their beneficiaries, survivors, executors, administrators and transferees, and any Policy beneficiary.

11.2 No Guarantee of Employment. This Agreement is not an employment policy or contract and does not affect nor is affected by the Termination Agreement or any other employment agreement that Executive and Bank have executed or may execute in the future, except as specifically stated in this Agreement. It does not give Executive the right to remain an employee of Bank, nor does it interfere with Bank's right to discharge Executive. It also does not require Executive to remain an employee nor interfere with Executive's right to terminate employment at any time.

11.3 Applicable Law. The Agreement and all rights hereunder shall be governed by and construed according to the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

11.4 Successors. Bank shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm or person unless such succeeding or continuing company, firm or person agrees to assume and discharge the obligations of Bank under this Agreement.

11.5 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Supplemental Executive Retirement Plan Agreement by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage prepaid, to such party, addressed to his or her last known address as shown on the records of Bank. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

11.6 Recovery of Estate Taxes. If Executive's gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than Executive's estate, then Executive's estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by Executive's estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in Executive's gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person.

11.7 Entire Agreement. This Agreement constitutes the entire agreement between Bank and Executive as to the subject matter hereof. No rights are granted to Executive by virtue of this Agreement other than those specifically set forth herein.

11.8 Administration. Bank shall have powers which are necessary to administer this Agreement, including but not limited to:

(a)  Interpreting the provisions of the Agreement;

(b)  Establishing and revising the method of accounting for the Agreement;

(c)  Maintaining a record of benefit payments; and

(d)	Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

11.9 Named Fiduciary. Bank shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

IN WITNESS WHEREOF, Executive and a duly authorized Bank officer have signed this Agreement.

ATTEST:     PEOPLES NATIONAL BANK ("BANK")

___________________        By:_________________________
        Secretary           Gerald R. Pennay, Chairman of the Board

WITNESS:

______________________          _______________________________
                          Debra E. Dissinger ("Executive")

SPLIT DOLLAR POLICY FOR
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

Policy No. B25016399                 Insured: Debra E. Dissinger
Policy No. 631408

Supplementing and amending the application for insurance to The MONY Group, Clarica Life Insurance Company ("Insurer") on June 1, 2001, the applicant requests and directs that:

BENEFICIARIES

1.
PEOPLES NATIONAL BANK, a national association, located in Halstead, Pennsylvania ("Bank") shall be the direct beneficiary of death proceeds of the Policy remaining after the Insured's interest is determined according to paragraph (2) below.

2.
The Insured shall have the right to designate the beneficiary of DEBRA E. DISSINGER the death proceeds in the amounts for representative years enumerated on Schedule 3.1.1 attached hereto and incorporated by reference.

OWNERSHIP

3.
The Owner of the policy shall be Bank. The Owner shall have all ownership rights in the Policy except as may be specifically granted to the Insured or the Insured's transferee in paragraph (4) of this endorsement.

4.
The Insured or the Insured's transferee shall have the right to assign his or her rights and interests in the Policy with respect to that portion of the death proceeds designated in paragraph (2) of this endorsement, and to exercise all settlement options with respect to such death proceeds.

5.
Notwithstanding the provisions of paragraph (4) above, the Insured or the Insured's transferee shall have no rights or interests in the Policy with respect to that portion of the death proceeds designated in paragraph (2) of this endorsement if the Insured does not comply with the General Limitations specified in Article 10 of the Peoples National Bank Supplemental Executive Retirement Plan Agreement for Debra E. Dissinger, unless agreed to in writing by Bank and the Insured.

MODIFICATION OF ASSIGNMENT PROVISIONS OF THE POLICY

Upon the death of the Insured, the interest of any collateral assignee of the Owner of the Policy designated in (3) above shall be limited to the portion of the proceeds described in paragraph (1) above.

OWNER'S AUTHORITY

The Insurer is hereby authorized to recognize the Owner's claim to rights hereunder without investigating the reason for any action taken by the Owner, including its statement of the amount of premiums it has paid on the Policy. The signature of the Owner shall be sufficient for the exercise of any rights under this Endorsement and the receipt of the Owner for any sums received by it shall be a full discharge and release therefore to the Insurer.

Any transferee's rights shall be subject to this Endorsement.

The Owner accepts and agrees to this split dollar endorsement.

Signed at ________________________________, Pennsylvania, this ________day of ____________, 2004.

PEOPLES NATIONAL BANK

Gerald R. Pennay, Chairman of the Board

The Insured accepts and agrees to the foregoing and, subject to the rights of the Owner as stated above, designates ____________as primary beneficiary and __________________________  as secondary beneficiary of the portion of the proceeds described in (1) above.

Signed at ________________ , Pennsylvania, this ____ day of __________, 2004.

THE INSURED:

__________________________________
Debra E. Dissinger

EXHIBIT 10.7
SUPPLEMENTAL DIRECTOR RETIREMENT PLAN AGREEMENT
FOR

DIRECTORS

THIS AGREEMENT is made and entered into this 3RD day of December, 2004, by and between PEOPLES NATIONAL BANK, a national association having a place of business at 50 Main Street, Hallstead, Pennsylvania 18822 (“Bank”), and __________________ (“Director”), an individual residing at ________________________________.

INTRODUCTION

To encourage Director to remain as a Director of Bank, Bank is willing to provide Director with supplemental retirement benefits. Bank will pay the benefits from its general assets.

Article 1
General Definitions

The following terms shall have the meanings specified:

1.1 “Affiliate” means any company that controls, is controlled by, or is under common control with Bank. For this Agreement, company includes any bank, corporation, general or limited partnership, limited liability companies, association or similar organization, business trust, or any other trust.

1.2 “Change in Control” means any of the following:

1.2.1 (a) A merger, consolidation or division involving Peoples Financial Services Corp. (“Peoples”) or Bank, (b) a sale exchange, transfer or other disposition of substantially all of the assets of Peoples or Bank, or (c) a purchase by Peoples or Bank of substantially all of the assets of another entity, unless (i) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by seventy-five percent (75%) or more of the members of the Board of Directors of Peoples or Bank (as the case may be) who are not interested in the transaction, and (ii) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity’s parent corporation, if any, are former members of the Board of Directors of Bank; or

1.2.2 Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act")), other than Bank or any "person" who on the date hereof is a director or officer of Peoples or Bank, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Peoples or Bank representing twenty-five (25%) percent or more of the combined voting power of Peoples’ or Bank's then outstanding securities, or

1.2.3. During any period of two (2) consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Peoples or Bank cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period; or

1.2.4 Any other change in control of Peoples or Bank similar in effect to any of the foregoing.

Notwithstanding anything else to the contrary set forth in this Agreement, if (a) an agreement is executed by Peoples or Bank providing for any of the transactions or events constituting a Change in Control as defined herein, and the agreement subsequently expires or is terminated without the transaction or event being consummated, and (b) Director’s tenure as a director did not terminate during the period after the agreement and prior to such expiration or termination, for purposes of this Agreement it shall be as though such agreement was never executed and no Change in Control event shall be deemed to have occurred as a result of the execution of such agreement.

1.3 “Disability” means Director suffering a physical or mental impairment, which, in the judgment of a physician satisfactory to Bank, prevents Director from performing all of the essential functions of Director’s position with or without reasonable accommodation and without posing a direct threat to himself or others, for a period of one hundred eighty days. As a condition to any benefits, Bank may require Director to submit to such physical or mental evaluations and tests as Bank's Board of Directors deems appropriate.

1.4 “Bank” means Peoples National Bank

1.5 “Normal Retirement Date” means the date of the Peoples annual meeting of shareholders following the Director’s 70th birthday.

               1.6 “Code” means the Internal Revenue Code of 1986, as amended.

               1.7 “GAAP” means Generally Accepted Accounting Principles.

               1.8 "Peoples" means Peoples Financial Services Corp.

Article 2
Life Time Retirement Benefits

2.1 Normal Retirement Benefit. If Director ceases to be a director on or after the Normal Retirement Date for reasons other than death, Bank shall pay to Director the benefit described in this Section 2.1

2.1.1 Amount of Benefit. The benefit to be provided under this Section 2.1 shall not be payable unless the Director has served as a Director of the Bank for at least 10 years prior to the Normal Retirement Date. If Director has served for at least 10 years prior to the Normal Retirement Date, upon reaching the Normal Retirement Date, Director shall be entitled to an annual benefit equal to $150 for each year of service, payable for a period of 10 years. For example, if Director serves for 25 years, he will receive an annual benefit of $3,750 for 10 years.

2.1.2 Payment of Benefit. Bank shall pay the annual benefit to Director on a monthly basis on the first day of the month commencing with the month following the month in which Director reaches the Normal Retirement Date and continuing for 10 years.

2.2 Early Termination Benefit. If Director’s term is terminated before the Normal Retirement Date absent a Change of Control and for reasons of Director’s voluntary resignation, Disability, or if Bank removes Director for reasons other than for Cause, Bank shall pay to Director the benefit described in this Section 2.2.

2.2.1 Amount of Benefit. The Director’s benefit under this Section 2.2 is the amount accrued for the benefit set forth in Section 2.1, as calculated in accordance with GAAP and reflected in the accounting records of Bank, on the date of Director’s resignation or removal.

2.2.2 Payment of Benefit. Bank shall pay, pro rata, the benefit to Director on the first day of the month commencing with the month following the month in which the Normal Retirement Date would have occurred and continuing for 10 years.

2.3 Change of Control Benefit. If Director is serving as such at the time of a Change of Control, Bank shall pay to Director the benefit described in Section 2.1.

2.3.1 Payment of Benefit. Bank shall pay the annual benefit to Director on a monthly basis on the first day of the month commencing with the month following the month in which Director reaches the age of 70 and continuing for 10 years.

2.4 Exclusive Benefits. Any benefits paid under this Agreement are exclusive.

3.1 Death Before Retirement. If Director dies while actively serving as a Director of Bank before reaching the Normal Retirement Date, Director’s beneficiary shall receive from the Bank the benefit described in this Section 3.1.

3.1.1 Amount of Benefit. The benefit under Section 3.1 is a death benefit in an amount accrued for the benefit set forth in Section 2.1, as calculated in accordance with GAAP and reflected in the accounting records of the Bank on the death of the Director. If such death benefit is paid, no other benefits under this Agreement will be paid.

3.1.2 Payment of Benefit. After the Bank receives notice of the death of the Director, the Bank shall promptly calculate the amount of benefit described in Article 3.1.1 and shall promptly pay the entire amount of the benefit to Director’s spouse or Director’s estate, in the event Director is unmarried at the time of Director’s death.

3.2 Death After Change of Control. If Director dies following a Change of Control, but prior to the commencement of benefit payments as set forth in Article 2, provided Director was actively serving as a Director of Bank at the time of the Change of Control, Director’s beneficiary shall be paid the death benefit described in Section 3.1. If such death benefit is paid, no benefits under this Agreement will be paid.

3.3 Death After Disability. If the Director dies while Disabled, as defined in Section 1.3 hereof, but prior to the commencement of benefit payments as set forth in Article 2., Director’s beneficiary shall be paid the death benefit described in Section 3.1. If such death benefit is paid, no benefits under this Agreement will be paid

Article 4
Assignment

Director may assign without consideration all interests in this Agreement to any person, entity or trust. In the event Director transfers all of Director’s interest in this Agreement, then all of Director’s interest in the Agreement shall be vested in Director’s transferee, who shall be substituted as a party hereunder and Director shall have no further interest in this Agreement or in any insurance policies related hereto.
Article 5
Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by Bank and Director, except as provided in Article 6.

Article 6
General Limitations

6.1 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the benefits provided under this Agreement shall be forfeited if the Bank’s Directors or the Bank’s shareholders remove the Director from office for:

6.1.1 Director’s conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood or crime involving moral turpitude, or the actual incarceration of Director for a period of thirty (30) consecutive days or more;

6.1.2 Director’s failure to follow the good faith lawful instructions of the Board of Directors of Bank with respect to its operations, after written notice from Bank and a failure to cure such violation within sixty (60) days of said written notice;

6.1.3 Director’s willful failure to substantially perform Director’s duties for Bank, other than a failure resulting from Director’s incapacity because of Disability as defined in Section 1.3 hereof;

6.1.4 Gross misconduct on the part of Director as determined by an affirmative vote of eighty percent (80%) of the disinterested members of the Board of Directors which brings public discredit to Bank;

6.1.5 Director’s breach of fiduciary duty involving personal profit; or

6.1.6 Director’s willful violation of any law, rule or regulation governing banks or bank officers or any final cease and desist order issued by a bank regulatory authority, unless Director’s conduct that led to the violation was authorized by or occurred at the instruction of Bank’s Board of Directors.

6.2 Removal. Notwithstanding any provision of this Agreement to the contrary, Bank shall not pay any benefit under this Agreement if Director is subject to a final removal or prohibition order issued by an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act.

Article 7
Miscellaneous

7.1 Binding Effect. This Agreement shall bind Director and Bank and their respective successors, assigns, beneficiaries, survivors, executors, administrators and transferees.

7.2 Applicable Law. The Agreement and all rights hereunder shall be governed by and construed according to the laws of the Commonwealth of Pennsylvania, except to the extent preempted by the laws of the United States of America.

7.3 Successors. Bank shall not merge or consolidate into or with another company, or reorganize, or sell substantially all of its assets to another company, firm or person unless such succeeding or continuing company, firm or person agrees to assume and discharge the obligations of Bank hereunder.

7.4 Notice. Any notice, consent or demand required or permitted to be given under the provisions of this Supplemental Director Retirement Plan Agreement by one party to another shall be in writing, shall be signed by the party giving or making the same, and may be given either by delivering the same to such other party personally, or by mailing the same, by United States certified mail, postage prepaid, to such party, addressed to his or her last known address as shown on the records of Bank. The date of such mailing shall be deemed the date of such mailed notice, consent or demand.

7.5 Recovery of Estate Taxes. If Director’s gross estate for federal estate tax purposes includes any amount determined by reference to and on account of this Agreement, and if the beneficiary is other than Director’s estate, then Director’s estate shall be entitled to recover from the beneficiary receiving such benefit under the terms of the Agreement, an amount by which the total estate tax due by Director’s estate, exceeds the total estate tax which would have been payable if the value of such benefit had not been included in Director’s gross estate. If there is more than one person receiving such benefit, the right of recovery shall be against each such person.

7.6 Entire Agreement. This Agreement constitutes the entire agreement between Bank and Director as to the subject matter hereof. No rights are granted to Director by virtue of this Agreement other than those specifically set forth herein.

7.7 Administration. Bank shall have powers which are necessary to administer this Agreement, including but not limited to:

        7.7.1 Interpreting the provisions of the Agreement;

7.7.2 Establishing and revising the method of accounting, as required by GAAP, for the Agreement;

7.7.3 Maintaining a record of benefit payments; and

7.7.4 Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

7.8 Named Fiduciary. Bank shall be the named fiduciary and plan administrator under the Agreement. The named fiduciary may delegate to others certain aspects of the management and operational responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

IN WITNESS WHEREOF, Director and a duly authorized Bank officer have assigned this Agreement.

ATTEST:      PEOPLES NATIONAL BANK

__________________________                        By:________________________________
Secretary                                          _______________,Chairman of the Board
WITNESS:

 _________________________                  _________________________________(“Director”)

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

7.	By example, each officer is to foster honesty and integrity as core values to the Company at large.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement, No. 333-84169, of our report dated February 25, 2005, with respect to the consolidated financial statements of Peoples Financial Services Corp. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ BEARD MILLER COMPANY LLP

Allentown, Pennsylvania
March 11, 2005

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
Date: March 9, 2005

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
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
Date: March 9, 2005

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K of Peoples Financial Services Corp. (the “Company”) for the period ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, John W. Ord, Chief Executive Officer and President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

By/s/	John W. Ord Chief Executive Officer & President
Date: March 9, 2005

Exhibit 32.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADDED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report on Form 10-K of Peoples Financial Services Corp. (the “Company”) for the period ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Report”), I, Debra E. Dissinger, Executive Vice President, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the
Report.

By/s/	Debra E. Dissinger Executive Vice President
Date: March 9, 2005