Form 10-K/A
period 2004-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2005-05-02
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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
(Title Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. [X]

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

PEOPLES FINANCIAL SERVICES CORP.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for Peoples Financial Services Corp. (the “Company”) for the fiscal year ended December 31, 2004 (initially filed on March 15, 2005, the “Original Filing”), is being filed to include Management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related Attestation report of the registered public accounting firm required by Item 308(b).  As permitted by SEC Release No. 34-50754 dated November 30, 2004, the initial filing of the Company’s Form 10-K did not include those items.  However, in order for the Company’s Form 10-K to be deemed as “timely filed”, those items must be included in a Form 10-K Amendment to be filed within 45 days of the filing deadline otherwise specified for the Original Filing.

This Amendment is specifically intended to make only the following changes to the Company’s 10-K for the year ended December 31, 2004: 1) to modify Part II Item 9A to include the information required by Items 308(a) and 308(b) of Regulation S-K; 2) to update the requisite Section 302 and Section 906 certifications and the signature page to reflect the filing date of this Amendment; and 3) to modify the list of exhibits to reflect the updated certifications and auditor’s consent and to incorporate by reference any other exhibits filed with the Original Filing.  All other information presented in the Original Filing is unaffected by this Amendment, and has thus not been reiterated herein.  All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.

PART II

ITEM 9A.

Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, the chief executive and principal financial officers of the Company concluded that the Company's disclsure controls and procedures were adequate.

Management's Report on Internal Controls
The management of Peoples Financial Services Corp. is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting.  An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:
  Maintain records that accurately reflect the Company's Transactions;
  Prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;
  Prevent and detect unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on financial statements.
Management is also responsible to perform an annual evalution of the system of internal control over financial reporting, including an assessment of the effectiveness of that system.  Management's assessment is based upon the control framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The COSO framework identifies five defining characteristics of a system of internal control as follows:  an approprite control environment; an adequate risk assessment process; sufficient control activities; satisfactory communication of pertinent information; and proper monitoring controls.

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework.  As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls.  Based on this assessment, management believes that Peoples maintained effective internal controls over financial reporting, including disclosure controls and procedures, as of December 31, 2004.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Peoples Financial Services Corp., through its Audit Committee, provides oversight to management's conduct of the financial reporting process.  The Audit Committee, which is composed entirely of Independent directors, is also responsible to recommend the appointment of independent public accountants.  The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The consolidated financial statements of Peoples Financial Services Corp. have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements.  In connection therewith, Beard Miller Company LLP is required to issue an attestation report on managment's assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls.  Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

Changes in Internal Controls

There were no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Peoples Financial Services Corp.

Hallstead, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls, that Peoples Financial Services Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Peoples Financial Services Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Peoples Financial Services Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Peoples Financial Services Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2004, and our report dated February 25, 2005, expressed an unqualified opinion on those consolidated financial statements.

                                                                                        /s/ BEARD MILLER COMPANY LLP

                                                                                        Allentown, Pennsylvania

                                                                                        April 20, 2005

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Service Corp. as amended **;
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp.*;
(10.2)	Excess Benefit Plan dated January 14, 1992, for John W. Ord *;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial
Services Corp. *;
(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord***;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(11)	The statement regarding computation of per-share earnings ****;
(14)	Code of Ethics *****;
(21)	Subsidiaries of Peoples Financial Services Corp. *;
(23.1)	Consent of Independent Registered Public Accounting Firm – Beard Miller Company LLP, filed herewith;
(31.1)	Certification of Chief Executive Officer (Section 302 Certification);
(31.2)	Certification of Chief Financial Officer (Section 302 Certification);
(32.1)	Certification of Periodic Financial Report (Section 906 Certification);
(32.2)	Certification of Periodic Financial Report (Section 906 Certification);

*	Incorporated by reference to the Corporation's Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
**	Incorporated by reference to the Company's Exhibit 3.2 on Form 10Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
***	Incorporated by reference to the Corporation's Exhibits 10.5, 10.6 and 10.7 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
****	Computation of earnings per share is incorporated herein by reference to Note 1 of the financial statements on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
*****	Filed as an exhibit to the Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2005

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

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement No. 333‑84169, of our report dated April 20, 2005, relating to the effectiveness of Peoples Financial Services Corp.’s internal control over financial reporting, included in this Amended Annual Report (Form 10-K/A).

                                                        /s/ BEARD MILLER COMPANY LLP
                                                        Allentown, Pennsylvania
                                                        April 29, 2005

Exhibit 31.1

Certification of Chief Executive Officer (Section 302 Certification)

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

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in the annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: May 2, 2005

Exhibit 31.2

Certification of Chief Financial Officer (Section 302 Certification)

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

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in the annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: May 2, 2005

Exhibit 32.1

Certification of Periodic Financial Report (Section 906 Certification)

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

Date: May 2, 2005

Exhibit 32.2

Certification of Periodic Financial Report (Section 906 Certification)

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

Report.

By/s/	Debra E. Dissinger Executive Vice President

Date: May  2, 2005