Form 10-Q
period 2005-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2005-05-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

Number of shares outstanding as of March 31, 2005

COMMON STOCK ($2 Par Value)        3,151,414
--------------------------         -------------------
 (Title of Class)        (Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2005

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets	3
	as of March 31, 2005 (Unaudited)
	and December 31, 2004 (Audited)

	Consolidated Statements of Income	4
	(Unaudited) for the Three-Months
	Ended March 31, 2005 and 2004

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Three-Months
	Ended March 31, 2005 and 2004

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Three-Months
	Ended March 31, 2005 and 2004

	Notes to Consolidated Financial Statements	7 - 9

	Item 2. Management’s Discussion and Analysis of	9 - 18
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	19
About Market Risk

	Item 4. Controls and Procedures	19

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3. Defaults upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits	21
	Signatures	22
	Certifications	24 - 27

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2005 (UNAUDITED) and December 31, 2004
(In thousands, except share data)
ASSETS:	Mar 2005	Dec 2004
Cash and due from banks	$5,028	$5,903
Interest bearing deposits in other banks	91	102
Federal funds sold	3,975	0
Cash and cash equivalents	9,094	6,005
Securities available for sale	111,574	113,598
Loans	247,838	244,814
Allowance for loan loss	(2,695)	(2,739)
Loans, net	245,143	242,075
Bank premises and equipment, net	5,418	4,904
Accrued interest receivable	1,948	1,987
Intangible assets	1,827	1,892
Other assets	9,338	8,914
Total assets	$384,342	$379,375
LIABILITIES:
Deposits:
Non-interest bearing	$40,963	$42,999
Interest bearing	239,474	231,776
Total deposits	280,437	274,775
Accrued interest payable	616	550
Short-term borrowings	9,790	14,614
Long-term borrowings	50,800	46,034
Other liabilities	862	1,048
Total liabilities	342,505	337,021
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,151,414 shares and 3,155,801 shares at March 31, 2005 and December 31, 2004, respectively	6,683	6,683
Surplus	2,846	2,821
Retained earnings	36,339	35,665
Accumulated other comprehensive income(loss)	(395)	618
Treasury stock at cost	(3,636)	(3,433)
Total stockholders' equity	41,837	42,354
Total liabilities and stockholders’ equity	$384,342	$379,375

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	Three-Months Ended
	March 31,2005	March 31, 2004
INTEREST INCOME:
Loans receivable, including fees	$3,841	$3,737
Securities:
Taxable	781	821
Tax exempt	377	414
Other	8	1
Total interest income	5,007	4,973
INTEREST EXPENSE:
Deposits	1,222	1,219
Short-term borrowings	53	29
Long-term borrowings	600	514
Total interest expense	1,875	1,762
Net interest income	3,132	3,211
PROVISION FOR LOAN LOSSES	0	159
Net interest income after provision for loan losses	3,132	3,052
OTHER INCOME:
Customer service fees	398	343
Other income	214	219
Net realized gains on sales of securities available for sale	25	55
Total other income	637	617
OTHER EXPENSES:
Salaries and employee benefits	1,064	991
Occupancy	143	137
Equipment	93	78
FDIC insurance and assessments	35	35
Professional fees and outside services	124	65
Computer services and supplies	169	138
Taxes, other than payroll and income	88	96
Other	452	434
Total non-interest expense	2,168	1,974
Income before income taxes	1,601	1,695
INCOME TAXES	327	398
Net income	$1,274	$1,297
Net income per share, basic	$0.40	$0.41
Net income per share, diluted	$0.40	$0.41

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTHS ENDED MARCH 31, 2005 AND 2004

(In thousands)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive Income
Net Income	0	0	1,274	0	0	1,274
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,013)	0	(1,013)
Total comprehensive income						261
Cash dividends, ($0.19 per share)	0	0	(600)	0	0	(600)
Treasury stock purchase (6,200 shares)	0	0	0	0	(219)	(219)
Treasury stock issued for dividend reinvestment plan and stock option plan (1,813 shares)	0	25	0	0	16	41
Balance, March 31, 2005	$6,683	$2,846	$36,339	$(395)	$(3,636)	$41,837

Balance, December 31, 2003	$6,683	$2,618	$33,523	$995	$(2,743)	$41,076
Comprehensive income
Net income	0	0	1,297	0	0	1,297
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	840	0	840
Total comprehensive income	0	0	0	0	0	2,137
Cash dividends, ($0.36 per share)	0	0	(1,140)	0	0	(1,140)
Treasury stock issued for dividend reinvestment plan and stock option plan (4,629 shares)	0	48	0	0	41	89
Balance, March 31, 2004	$6,683	$2,666	$33,680	$1,835	$(2,702)	$42,162

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three-Months Ended
	March 31, 2005	March 31, 2004
Cash Flows from Operating Activities
Net Income	$1,274	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	156
Provision for loan losses	0	159
Amortization of securities' premiums and accretion of discounts	138	116
(Gains) on sales of investment securities, net	(25)	(55)
Proceeds from the sale of mortgage loans	228	724
Net gain on sale of loans	(5)	(3)
Loans originated for sale	(223)	(721)
Net earnings on investment in life insurance	(67)	(50)
Decrease in accrued interest receivable	39	110
(Increase) decrease in other assets	205	(166)
Increase (decrease) in accrued interest payable	66	(16)
Increase (decrease) in other liabilities	(186)	267
Net cash provided by operating activities	1,622	1,818
Cash Flows from investing activities
Proceeds from sale of available for sale securities	3,511	12,951
Proceeds from maturities of available for sale securities	851	1,245
Purchase of available for sale securities	(5,038)	(9,284)
Principal payments on mortgage-backed securities	1,054	2,141
Net increase in loans	(3,231)	(4,033)
Purchase of premises and equipment	(627)	(155)
Proceeds from sale of other real estate	121	0
Net cash provided by (used in) investing activities	(3,359)	2,865
Cash flows from financing activities
Cash dividends paid	(600)	(570)
Increase (decrease) in deposits	5,662	(1,627)
Proceeds from long-term borrowings	5,000	0
Repayment of long-term borrowings	(234)	(227)
Increase (decrease) in short-term borrowings	(4,824)	1,342
Purchase of treasury stock	(219)	0
Proceeds from sale of treasury stock	41	89
Net cash provided by (used in) financing activities	4,826	(993)
Net increase in cash/cash equivalents	3,089	3,690
Cash and cash equivalents, beginning of year	6,005	6,056
Cash and cash equivalents, end of year	$9,094	$9,746
Supplemental disclosures of cash paid
Interest paid	$1,809	$1,779
Income taxes paid	$0	$0
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$163	$289
Dividends declared, not paid	$0	$570

See Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiary, Peoples National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10K for the year-ended December 31, 2004.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three-months Ended
	March 31 2005	March 31 2004
Net income applicable to common stock	$1,274,000	$1,297,000
Weighted average common shares outstanding	3,154,152	3,167,275
Effect of dilutive securities, stock options	19,321	22,769
Weighted average common shares outstanding used to calculate diluted earnings per share	$3,173,473	$3,190,044

Basic earnings per share	$.40	$.41
Diluted earnings per share	$.40	$.41

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three-months ended March 31, 2005 and 2004 are as follows:

(In thousands)	Three-Months Ended
	March 31, 2005	March 31, 2004
Unrealized holding gains (losses) on available for sale securities	$(1,508)	$$1,328
Less: Reclassification adjustment for gains (losses) realized in net income	25	55
Net unrealized gains (losses)	(1,533)	1,273
Tax effect	520	433
Other comprehensive income (loss)	$(1,013)	$840

NOTE 4. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2005 and 2004. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share, for the quarter-ended March 31, 2005 and 2004, would have been reduced to the proforma amounts indicated below:

(In thousands, except per share amounts)	Three-Months Ended
	March 31, 2005	March 31, 2004
Net income as reported	$1,274	$1,297
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards.	(2)	(1)
Pro forma net income	$1,272	$1,296
Basic earnings per share:
As reported	$.40	$.41
Pro forma	$.40	$.41
Diluted earnings per share:
As reported	$.40	$.41
Pro forma	$.40	$.41

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,736,000 of standby letters of credit as of March 31, 2005. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at March 31, 2005 was $1,736,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $960,000. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued after December 31, 2004 is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). Under the new rule, the Company is required to adopt SFAS No. 123(R) in the first annual period beginning after (June 15, 2005 for non SB issuers, first annual period beginning after December 15, 2005 for SB issuers).  The Company estimates that total stock-based compensation expense, net of related tax effects, will increase by $3,000 for the year-ending December 31, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s only subsidiary, Peoples National Bank, provides financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and Northern Lackawanna Counties in Pennsylvania, and Broome County in New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical information, this Report may be deemed to contain “forward looking” information. Examples of forward looking information may include, but are not limited to, (a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year-ended December 31, 2004. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 17 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter decreased 1.77% to $1.274 million as compared to $1.297 million for the first quarter of 2004. Diluted earnings per share decreased 2.44% to $ .40 per share for the first quarter of 2005 from $ .41 per share in the first quarter of 2004. At March 31, 2005, the Company had total assets of $384.342 million, total net loans of $245.143 million, and total deposits of $280.437 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2005, cash, federal funds sold, and deposits with other banks totaled $9.094 million as compared to $6.005 million on December 31, 2004. The increase over the first three months of 2005 has been due to the increase in federal funds sold which had a balance of $0 at the end of 2004 and now has a balance of $3.975 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.   The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $111.574 million on March 31, 2005, decreasing by $2.024 million from the December 31, 2004 total of $113.598 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of March 31, 2005 included an unrealized loss of $598 thousand reflected as accumulated other comprehensive income (loss) of $(395) thousand in stockholders’ equity, net of deferred income taxes of $203 thousand. This compares to an unrealized gain of $936 thousand at December 31, 2004 reflected as accumulated other comprehensive income of $618 thousand, net of deferred income taxes of $318 thousand.

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

Loans:

Net loans increased $3.068 million or 1.27% to $245.143 million as of March 31, 2005 from $242.075 million as of December 31, 2004. Of the loan growth experienced in the first quarter of 2004, commercial loans increased $1.726 million or 1.44% to $121.367 million as of March 31, 2005 compared to $119.641 million as of December 31, 2004, and real estate mortgage loans increased $1.706 million or 1.60% to $108.160 million as of March 31, 2005, compared to $106.454 million as of December 31, 2004.

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

The collective increase in earning assets (federal funds sold, investments, and loans) is the product of the increase in deposits discussed further in the deposits section of this document.

Other Assets:

Other Assets increased $424 thousand or 4.76% to $9.338 million as of March 31, 2005 from $8.914 million as of December 31, 2004. The largest portion of the increase in other assets was due to the pre-payment of Pennsylvania shares tax for 2005. The balance in this account was $225 thousand as of March 31, 2005 compared to a $0 balance as of December 31, 2004.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the three-month period ended March 31, 2005, total deposits increased by $5.662 million or 12.00% to $280.437 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2005 were $9.790 million as compared to $14.614 million as of December 31, 2004, a decrease of $4.824 million or 33.01%. Long-term borrowings were $50.800 million as of March 31, 2005 compared to $46.034 million as of December 31, 2004 an increase of $4.766 million or 10.35%. The decrease in short-term borrowings was directly related to the increase in long-term borrowings as the Bank moved to lock in at historically low long-term borrowing rates.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of March 31, 2005 regulatory capital to total assets was 10.70% as compared to 10.57% on December 31, 2004. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the three-months ended March 31, 2005 the Company purchased 6,200 shares for the treasury at a total cost of $219,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 15.00% and the total capital ratio to risk weighted assets ratio was 16.00% at March 31, 2005. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

CONTRACTUAL OBLIGATIONS
(In thousands)	March 31, 2005
	Maturity or Repricing In:
	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total
Time Deposits	$48,026	$48,093	$9,525	$1,981	$107,625
Long-term Debt	7,500	9,299	1,501	32,500	50,800
Operating Leases	64	136	77	499	776
	$55,590	$57,528	$11,103	$34,980	$159,201

Off Balance Sheet Arrangements:

The Company’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2005 totaled $27.512 million, which consisted of $21.705 million in unfunded commitments of existing loans, $4.071 million to grant new loans and $1.736 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

Interest Rate Sensitivity:

The management of interest rate sensitivity seeks to avoid fluctuating net interest margins and to provide consistent net interest income through periods of changing interest rates.

The Company’s risk of loss arising from adverse changes in the fair value of financial instruments, or market risk, is composed primarily of interest rate risk. The primary objective of the Company’s asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate risk. The Company’s ALCO is responsible for establishing policies to limit exposure to interest rate risk, and to ensure procedures are established to monitor compliance with those policies. The guidelines established by ALCO are reviewed by the Company’s Board of Directors.

The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or repricing opportunities of assets and liabilities, in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways, with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2005:

INTEREST RATE SENSITIVITYANALYSIS

(In thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$42,426	$15,769	$29,567	$122,397	$34,984
Securities	10,526	7,375	7,466	53,999	32,208
Federal funds sold	3,975	0	0	0	0
Total rate sensitive assets	56,927	23,144	37,033	176,396	67,192
Cumulative rate sensitive assets	$56,927	$80,071	$117,104	$293,500	$360,692
RATE SENSITIVE LIABILITIES
Interest bearing checking	$735	$735	$1,470	$11,757	$9,798
Money market deposits	1,058	1,058	2,117	16,934	14,112
Regular savings	2,629	2,148	4,295	34,365	28,638
CDs and IRAs	14,461	13,233	20,333	57,617	1,981
Short-term borrowings	9,790	0	0	0	0
Long-term borrowings	2,500	0	5,000	10,800	32,500
Total rate sensitive liabilities	31,173	17,174	33,215	131,473	87,029
Cumulative rate sensitive liabilities	$31,173	$48,347	$81,562	$213,035	$300,064

Period gap	$25,754	$5,970	$3,818	$44,923	$(19,837)
Cumulative gap	$25,754	$31,724	$35,542	$80,465	$60,628
Cumulative RSA to RSL	182.62%	165.62%	143.58%	137.77%	120.21%
Cumulative gap to total assets	6.70%	8.25%	9.25%	20.94%	15.77%

RESULTS OF OPERATIONS

Net Interest Income:

For the three-months ended March 31, 2005 total interest income increased by $34 thousand, or .68%, to $5.007 million as compared to $4.973 million for the three-months ended March 31, 2004. This increase was primarily due to the increase in average earning assets. Average earning assets increased to $359.120 million for the three-months ended March 31, 2005 as compared to $352.351 million for the three-months ended March 31, 2004. The yield on earning assets remained stable for the three-months ended March 31, 2005 at 5.65% as compared to 5.68% for the three-months ended March 31, 2004.

Total interest expense increased by $113 thousand, or 6.41% to $1.875 million for the three-months ended March 31, 2005 from $1.762 million for the three-months ended March 31, 2004. This increase was primarily attributable to the increase in the cost of funds, which increased to 2.58% as compared to 2.43% for the first three months of 2004. Average interest-bearing liabilities also increased to $294.637 million for the three-months ended March 31, 2005 as compared to $291.242 million for the three-months ended March 31, 2004.

Net interest income increased by $80 thousand, or 2.62%, to $3.132 million for the three-months ended March 31, 2005 from $3.052 million for the three-months ended March 31, 2004. The Bank’s net interest spread decreased to 3.07% for the first three months of 2005 from 3.24% for the first three months of 2004. The net interest margin decreased to 3.54% from 3.67% for the three-month period ended March 31, 2005 and 2004, respectively.

Below is the table which sets forth average balances and corresponding yields for the three-month periods ended March 31, 2005, and March 31, 2004:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

	March 2005			March 2004
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Loans
Real estate	$108,794	$1,742	6.49%	$108,040	$1,778	6.62%
Installment	17,663	281	6.45%	17,659	294	6.70%
Commercial	100,666	1,619	6.52%	99,490	1,537	6.21%
Tax exempt	18,969	186	3.98%	12,131	117	3.88%
Other loans	611	13	8.63%	709	11	6.24%
Total loans	246,703	3,841	6.31%	238,029	3,737	6.31%
Investment securities (AFS)
Taxable	73,045	781	4.34%	74,476	821	4.43%
Non-taxable	38,217	377	4.00%	39,470	414	4.22%
Total securities	111,262	1,158	4.22%	113,946	1,235	4.36%
Fed funds sold	1,155	8	2.81%	376	1	1.07%
Total earning assets	359,120	5,007	5.65%	352,351	4,973	5.68%
Less: allowance for loan losses	(2,730)			(2,060)
Cash and due from banks	5,833			6,265
Premises and equipment, net	5,173			4,455
Other assets	11,921			9,728
Total assets	$379,317			$370,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$23,068	$35	0.62%	$23,869	$42	0.71%
Regular savings	68,652	223	1.32%	60,870	148	0.98%
Money market savings	35,821	162	1.83%	40,145	138	1.38%
Time	106,654	802	3.05%	115,321	891	3.11%
Total interest bearing deposits	234,195	1,222	2.12%	240,205	1,219	2.04%
Other borrowings	60,442	653	4.38%	51,037	543	4.28%
Total interest bearing	294,637	1,875	2.58%	291,242	1,762	2.43%
Liabilities
Net interest income		3,132	3.07%		3,211	3.24%
Non-interest bearing
Demand deposits	41,297			37,248
Accrued expenses and
Other liabilities	1,413			1,541
Stockholders’ equity	41,970			40,708
Total liabilities and
Stockholders’ equity	$379,317			$370,739
Interest income/earning assets			5.65%			5.68%
Interest expense/earning assets			2.12%			2.01%
Net interest margin			3.54%			3.67%

Provision for Loan Loss:

The provision for loan loss for the three-months ended March 31, 2005 was $0, a decrease of $159,000 from $159,000 for the same period in 2004. Slower loan growth for the first quarter of 2005, as well as a decrease in past due loans, are the reasons that a loan loss provision was not necessary in the first quarter of 2005. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended March 31, 2005 charge-offs totaled $50,000 while net charge-offs totaled $44,000 as compared to $379,000 and $366,000, respectively for the same three-month period in 2004.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all “problem loans” including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the Board of Directors. The Bank has not had nor presently have any foreign loans. Based upon this analysis, senior management has concluded that the allowance of loan loss is adequate.

Other Income:

Other income was $214 thousand for the three-months ended March 31, 2005, a decrease of $5 thousand, or 2.28% over the comparable period in 2004.

Service charges and fees increased 16.03%, or $55 thousand, to $398 thousand in the first quarter of 2005, from $343 thousand in the first quarter of 2004. The increase in service charges and fees is due to net overdraft fees which were $269 thousand for the three-month period ended March 31, 2005 compared to $217 thousand for the comparable period in 2004, an increase of $52 thousand, or 23.96%. Increases in overdraft fees were expected by the Bank for the first quarter of 2005 when compared to the same period in 2004, due to the overdraft privilege program entered into in the second quarter of 2004. The realization of additional fee income from the program was experienced in the first quarter of 2005 while the program had not yet been implemented in the first quarter of 2004.

Gains on security sales were $25 thousand for the three-months ended March 31, 2005 compared to $55 thousand for the comparable period in 2004, a decrease of $30 thousand, or 54.55%.

Other Operating Expenses:

Total other expenses increased 9.83%, or $194 thousand, to $2.168 million during the three-months ended March 31, 2005 compared to $1.974 million for the comparable period in 2004.

Salaries and benefits increased 7.37%, or $73 thousand, to $1.064 million for the three-months ended March 31, 2005 compared to $991 thousand for the same period in 2004 due to normal pay increases and increased staff. The full-time equivalent number of employees was 106 as of March 31, 2005 compared to 97 as of March 31, 2004 due to the addition of branch staff for the first quarter of 2005, when compared to the same period in 2004. The Company hired branch staff in the first quarter of 2005 for the scheduled second quarter openings of two new branch locations in Broome County, New York.

Professional fees and outside services increased $59 thousand, or 90.77% in the three-months ended March 31, 2005 to $124 thousand, compared to $65 thousand for the same three-month period ended March 31, 2004. Increases for the three-month period ended March 31, 2005 were due to costs associated with Sarbanes-Oxley Section 404 compliance in the amount of $21,000; compliance audit services of $9,000; as well as various consulting and legal services amounting to $22,000, which were not incurred in the same three-month period ended March 31, 2004.

Computer services and supplies increased $31 thousand, or 22.46% for the three-months ended March 31, 2005, to $169 thousand, compared to $138 thousand for the comparable period in 2004. This increase was due to increased costs associated with maintenance agreements for various computer equipment utilized in the operation of the Bank and costs associated with the personal computer network and on-line teller system installed by the Bank in 2004 for which the impact of those additional costs would not have been felt in the three-month period ended March 31, 2004.

All other operating expenses increased $31 thousand, or 3.97%, to $811 thousand in the first quarter of 2005 compared to $780 thousand for the same period in 2004. The increase in all other operating expense categories, which include occupancy, equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be insignificant under normal circumstances.

Income Tax Provision:

The Corporation recorded an income tax provision of $327 thousand, or 20.42% of income, and $398 thousand, or 23.48% of income, for the quarters ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate is due to increased tax-exempt loan interest income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now raised the overnight fed funds rate seven times since June of 2004 in 25 basis point increments. As of March 31, 2005, the Bank is currently showing sensitivity to downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 8.22%, or $1,047,000, in a +200 basis point rate shock scenario over a one-year period. A decrease of 11.82% or $1,506,000 is shown in the model at a -200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10K filed with the Securities and Exchange Commission for December 31, 2004, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMAITON

Item 1. Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2005 - January 31, 2005	0	$0	0	122,874
February 1, 2005 - February 28, 2005	200	$35.25	0	122,674
March 1, 2005 - March 31, 2005	6,000	$35.25	0	116,674
TOTAL	6,200	$35.25	0

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K:
	(3.1)	Articles of Incorporation of Peoples Financial Services Corp.,*
	(3.2)	Bylaws of Peoples Financial Services Corp.,**
	(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp.,*
	(10.2)	Excess Benefit Plan dated January 14, 1992, for John W. Ord,*
	(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.,*
	(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord,***
	(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger,***
	(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company,***
(11)
The statement regarding computation of per share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share” filed as part of Item 1 of this report,

	(21)	Subsidiaries of Peoples Financial Services Corp.,*
	(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a),
	(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a),
	(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002,
	(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
** Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
*** Incorporated by reference to the Corporation’s Exhibits 10.5, 10.6 and 10.7 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/COO

By/s/Frederick J. Malloy
Frederick J. Malloy, AVP/Controller

EXHIBIT INDEX

Exhibit 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 81 U.S.C. SECTION 1350

I, John W. Ord, certify that:

1.	I have reviewed this quarterly report on Form l0Q of Peoples Financial Services Corp.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date: May 10, 2005

Exhibit 31.2
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OR
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 81 U.S.C. SECTION 1350

I, Debra E. Dissinger, certify that:

1.	I have reviewed this quarterly report on Form l0Q of Peoples Financial Services Corp.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Date:  May 10, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10Q of Peoples Financial Services Corp. (the "Company") for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, John W. Ord, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

By/s/John W. Ord
         Chief Executive Officer & President

Date: May 10, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10Q of Peoples Financial Services Corp. (the "Company") for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Debra E. Dissinger, Executive Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

By/s/ Debra E. Dissinger
   Executive Vice President

Date: May 10, 2005