Form 10-Q
period 2005-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2005-08-08
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

No. 0-23863
(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.
(Exact Name of Registrant as Specified in its Charter)

            Pennsylvania                     23-2391852                              50 Main Street, Hallstead, PA         18822
            (State of Incorporation)   (IRS Employer ID Number)   (Address of Principle Executive Offices)  (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No____

Number of shares outstanding as of June 30, 2005

                COMMON STOCK                ($2 Par Value)   3,149,124
--------------------------      -------------------
(Title of Class)                                                                (Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2005

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets	3
	as of June 30, 2005 (Unaudited)
	and December 31, 2004 (Audited)

	Consolidated Statements of Income	4
	(Unaudited) for the Three-Months and Six-Months
	Ended June 30, 2005 and 2004

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Six-Months
	Ended June 30, 2005 and 2004

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Six-Months
	Ended June 30, 2005 and 2004

	Notes to Consolidated Financial Statements	7 - 10

	Item 2. Management’s Discussion and Analysis of	10 - 22
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	23
About Market Risk

	Item 4. Controls and Procedures	23

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	24
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3. Defaults upon Senior Securities	24
	Item 4. Submission of Matters to a Vote of Security Holders	25
	Item 5. Other Information	25
	Item 6. Exhibits	26
	Signatures	27
	Certifications	29 - 32

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (UNAUDITED) and December 31, 2004
(In thousands, except share data)
ASSETS:	June 2005	Dec 2004
Cash and due from banks	$7,075	$5,903
Interest bearing deposits in other banks	103	102
Cash and cash equivalents	7,178	6,005
Securities available for sale	114,263	113,598
Loans	249,189	244,814
Allowance for loan losses	(2,662)	(2,739)
Loans, net	246,527	242,075
Bank premises and equipment, net	5,574	4,904
Accrued interest receivable	1,969	1,987
Intangible assets	1,761	1,892
Other assets	9,037	8,914
Total assets	$386,309	$379,375
LIABILITIES:
Deposits:
Non-interest bearing	$45,883	$42,999
Interest bearing	237,272	231,776
Total deposits	283,155	274,775
Accrued interest payable	618	550
Short-term borrowings	14,138	14,614
Long-term borrowings	48,063	46,034
Other liabilities	687	1,048
Total liabilities	346,661	337,021
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,149,124 shares and 3,155,801 shares at June 30, 2005 and December 31, 2004, respectively	6,683	6,683
Surplus	2,871	2,821
Retained earnings	33,781	35,665
Accumulated other comprehensive income	71	618
Treasury stock at cost	(3,758)	(3,433)
Total stockholders' equity	39,648	42,354
Total liabilities and stockholders’ equity	$386,309	$379,375

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Six-months Ended		Three-months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
INTEREST INCOME:
Loans receivable, including fees	$7,796	$7,454	$3,955	$3,717
Securities:
Taxable	1,585	1,590	804	769
Tax exempt	745	833	368	419
Other	32	22	24	21
Total interest income	10,158	9,899	5,151	4,926
INTEREST EXPENSE:
Deposits	2,564	2,429	1,342	1,210
Short-term borrowings	115	60	62	31
Long-term borrowings	1,193	1,031	593	517
Total interest expense	3,872	3,520	1,997	1,758
Net interest income	6,286	6,379	3,154	3,168
PROVISION FOR LOAN LOSSES	0	900	0	741
Net interest income after provision for loan losses	6,286	5,479	3,154	2,427
OTHER INCOME:
Customer service fees	812	699	414	356
Other income	424	466	210	247
Net realized gains on sales of securities available for sale	134	76	109	21
Total other income	1,370	1,241	733	624
OTHER EXPENSES:
Salaries and employee benefits	2,261	1,980	1,197	989
Occupancy	269	267	126	130
Equipment	222	155	129	77
FDIC insurance and assessments	71	70	36	35
Professional fees and outside services	242	154	118	89
Computer services and supplies	357	298	188	160
Taxes, other than payroll and income	166	194	78	98
Other	964	893	512	459
Total non-interest expense	4,552	4,011	2,384	2,037
Income before income taxes	3,104	2,709	1,503	1,014
INCOME TAXES	642	521	315	123
Net income	$2,462	$2,188	$1,188	$891
Net income per share, basic	$0.78	$0.69	$0.38	$0.28
Net income per share, diluted	$0.78	$0.69	$0.38	$0.28

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTHS ENDED JUNE 30, 2005 AND 2004

(In thousands)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive income
Net income	0	0	2,462	0	0	2,462
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(547)	0	(547)
Total comprehensive income	0	0	0	0	0	1,915
Cash dividends, ($1.38 per share)	0	0	(4,346)	0	0	(4,346)
Treasury stock purchase (10,200 shares)	0	0	0	0	(356)	(356)
Treasury stock issued for stock option plan (3,523 shares)	0	50	0	0	31	81
Balance, June 30, 2005	$6,683	$2,871	$33,781	$71	$(3,758)	$39,648

Balance, December 31, 2003	$6,683	$2,618	$33,523	$995	$(2,743)	$41,076
Comprehensive income
Net income	0	0	2,188	0	0	2,188
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(2,171)	0	(2,171)
Total comprehensive income	0	0	0	0	0	17
Cash dividends, ($0.36 per share)	0	0	(1,140)	0	0	(1,140)
Treasury stock issued for stock option plan (5,564 shares)	0	84	0	0	49	133
Balance, June 30, 2004	$6,683	$2,702	$34,571	$(1,176)	$(2,694)	$40,086

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six-Months Ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities
Net income	$2,462	$2,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363	316
Provision for loan losses	0	900
Amortization of securities' premiums and accretion of discounts	293	267
(Gains) on sales of investment securities, net	(134)	(76)
Proceeds from the sale of mortgage loans	566	2,399
Net gain on sale of loans	(13)	(23)
Loans originated for sale	(553)	(2,376)
Net earnings on investment in life insurance	(133)	(104)
Decrease in accrued interest receivable	18	77
(Increase) decrease in other assets	299	(17)
Increase in accrued interest payable	68	44
Decrease in other liabilities	(361)	(99)
Net cash provided by operating activities	2,875	3,496
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	11,569	13,418
Proceeds from maturities of available for sale securities	5,089	1,653
Purchase of available for sale securities	(20,980)	(22,058)
Principal payments on mortgage-backed securities	2,669	4,297
Net increase in loans	(4,615)	(3,255)
Purchase of premises and equipment	(902)	(393)
Proceeds from sale of other real estate	156	165
Purchase of investment in life insurance	0	(2,000)
Net cash (used in) investing activities	(7,014)	(8,173)
Cash Flows from Financing Activities
Cash dividends paid	(4,346)	(1,140)
Increase in deposits	8,380	5,469
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(2,971)	(455)
Increase (decrease) in short-term borrowings	(476)	3,595
Purchase of treasury stock	(356)	0
Proceeds from sale of treasury stock	81	133
Net cash provided by financing activities	5,312	12,602
Net increase in cash/cash equivalents	1,173	7,925
Cash and cash equivalents, beginning of year	6,005	6,056
Cash and cash equivalents, end of year	$7,178	$13,981
Supplemental disclosures of cash paid
Interest paid	$3,804	$3,476
Income taxes paid	$662	$633
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$163	$289

See Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiary, Peoples National Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10K for the year-ended December 31, 2004.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six-months Ended		Three-months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income applicable to common stock	$2,462,000	$2,188,000	$1,188,000	$891,000

Weighted average common shares outstanding	3,151,114	3,168,962	3,148,110	3,170,649
Effect of dilutive securities, stock options	18,378	24,397	17,434	25,737
Weighted average common shares outstanding used to calculate diluted earnings per share	3,169,492	3,193,359	3,165,544	3,196,386
Basic earnings per share	$.78	$.69	$.38	$.28
Diluted earnings per share	$.78	$.69	$.38	$.28

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six-months and three-months ended June 30, 2005 and 2004 are as follows:

(In thousands)	Six-Months Ended		Three-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Unrealized holding gains (losses) on available for sale securities	$(695)	$(3,214)	$813	$(4,542)
Less: Reclassification adjustment for gains (losses) realized in net income	134	76	109	21
Net unrealized gains (losses)	(829)	(3,290)	704	(4,563)
Tax effect	282	1,119	(238)	1,552
Other comprehensive income (loss)	$(547)	$(2,171)	$466	$(3,011)

NOTE 4. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2005 and 2004. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share, for the six-months and three-months ended June 30, 2005 and 2004, would have been reduced to the pro forma amounts indicated below:

    (In thousands, except per share amounts)
	Six-Months Ended		Three-Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$2,462	$2,188	$1,188	$891
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards.	(3)	(2)	(1)	(1)
Pro forma net income	$2,459	$2,186	$1,187	$890
Basic earnings per share:
As reported	$.78	$.69	$.38	$.28
Pro forma	$.78	$.69	$.38	$.28
Diluted earnings per share:
As reported	$.78	$.69	$.38	$.28
Pro forma	$.78	$.68	$.37	$.28

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,754,000 of standby letters of credit as of June 30, 2005. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at June 30, 2005 was $1,754,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $974,000. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued after December 31, 2004 is not material.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”. The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year-ended December 31, 2004. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 20 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six-months ended June 30, 2005 increased 12.52% to $2.462 million as compared to $2.188 million for the same period in 2004. Diluted earnings per share increased 13.04% to $ .78 per share for the first half of 2005 from $ .69 per share in the same six-month period in 2004. At June 30, 2005, the Company had total assets of $386.309 million, total net loans of $246.527 million, and total deposits of $283.155 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2005, cash and deposits with other banks totaled $7.178 million as compared to $6.005 million on December 31, 2004.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $114.263 million on June 30, 2005, increasing by $665 thousand from the December 31, 2004 total of $113.598 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as a separate component of stockholders’ equity. The carrying value of investments as of June 30, 2005 included an unrealized gain of $107 thousand reflected as accumulated other comprehensive income of $71 thousand in stockholders’ equity, net of deferred income taxes of $36 thousand. This compares to an unrealized gain of $936 thousand at December 31, 2004 reflected as accumulated other comprehensive income of $618 thousand, net of deferred income taxes of $318 thousand.

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

Loans:

Net loans increased $4.452 million or 1.84% to $246.527 million as of June 30, 2005 from $242.075 million as of December 31, 2004. Of the loan growth experienced in the first half of 2005, commercial loans increased $3.601 million or 3.01% to $123.242 million as of June 30, 2005 compared to $119.641 million as of December 31, 2004, and real estate mortgage loans increased $1.294 million or 1.22%, to $107.748 million as of June 30, 2005, compared to $106.454 million as of December 31, 2004.

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

The collective increase in earning assets (investments and loans) is the product of the increase in deposits discussed further in the deposits section of this document.

Other Assets:

Other Assets increased $123 thousand, or 1.38%, to $9.037 million as of June 30, 2005 from $8.914 million as of December 31, 2004. The largest portion of the increase in other assets was due to the pre-payment of Pennsylvania shares tax for 2005. The balance in this account was $150 thousand as of June 30, 2005 compared to a $0 balance as of December 31, 2004.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the six-month period ended June 30, 2005, total deposits increased by $8.380 million, or 3.05%, to $283.155 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2005 were virtually unchanged at $14.138 million as compared to $14.614 million as of December 31, 2004, a decrease of $476 thousand or 3.26%. Long-term borrowings were $48.063 million as of June 30, 2005 compared to $46.034 million as of December 31, 2004 an  increase of $2.029 million or  4.41%. The decrease in short-term borrowings  was directly related to the increase in long-term borrowings as the Bank moved to lock in at historically low long-term borrowing rates by borrowing an additional $5 million through the Federal Home Loan Bank in January of 2005. This was somewhat offset by the maturity of a $2.5 million long-term borrowing position at the Federal Home Loan Bank in May of 2005.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of June 30, 2005, regulatory capital to total assets was 9.69% as compared to 10.57% on December 31, 2004. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the three-months ended June 30, 2005 the Company purchased 10,200 shares for the treasury at a total cost of $356,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 13.92% and the total capital ratio to risk weighted asset’s ratio was 14.92% at June 30, 2005. The Corporation is deemed to be well-capitalized under regulatory standards.

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

Off Balance Sheet Arrangements:

The Company’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2005 totaled $30.864 million, which consisted of $20.910 million in unfunded commitments of existing loans, $8.200 million to grant new loans and $1.754 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or repricing opportunities of assets and liabilities, in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways, with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items, such as deposits without maturities.

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2005:

INTEREST RATE SENSITIVITY ANALYSIS

(In thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$39,059	$13,970	$31,170	$129,783	$32,545
Securities	10,223	3,213	11,972	52,530	36,325
Federal funds sold	0	0	0	0	0
Total rate sensitive assets	49,282	17,183	43,142	182,313	68,870
Cumulative rate sensitive assets	$49,282	$66,465	$109,607	$291,920	$360,790
RATE SENSITIVE LIABILITIES
Interest bearing checking	$639	$639	$1,278	$10,220	$8,517
Money market deposits	1,105	1,105	2,211	17,687	14,739
Regular savings	2,839	2,163	4,326	34,605	28,835
CDs and IRAs	14,576	14,287	19,630	56,126	1,745
Short-term borrowings	14,138	0	0	0	0
Long-term borrowings	10,000	5,000	0	15,563	17,500
Total rate sensitive liabilities	43,297	23,194	27,445	134,201	71,336
Cumulative rate sensitive liabilities	$43,297	$66,491	$93,936	$228,137	$299,473

Period gap	$5,985	$(6,011)	$15,697	$48,112	$(2,466)
Cumulative gap	$5,985	$(26)	$15,671	$63,783	$61,317
Cumulative RSA to RSL	113.82%	99.96%	116.68%	127.96%	120.47%
Cumulative gap to total assets	1.55%	(0.01)%	4.06%	16.51%	15.87%

RESULTS OF OPERATIONS

Net Interest Income:

For the three-months ended June 30, 2005, total interest income increased by $225 thousand, or 4.57%, to $5.151 million as compared to $4.926 million for the three-months ended June 30, 2004. This increase was due to the increase in average earning assets as well as an increase in yields on loans from 6.25% for the quarter ended June 30, 2004 to 6.37% for the same quarter in 2005. Average earning assets increased to $364.163 million for the three-months ended June 30, 2005 as compared to $362.212 million for the three-months ended June 30, 2004. The resulting interest earned on loans was $3.955 million for the three-month period ended June 30, 2005 compared to $3.717 million for the same period in 2004, an increase of $238 thousand or 6.40%. The overall yield on earning assets increased for the three-months ended June 30, 2005 at 5.67% as compared to 5.47% for the three-months ended June 30, 2004.

For the six-months ended June 30, 2005, total interest income increased by $259 thousand, or 2.62%, to $10.158 million as compared to $9.899 million for the six-months ended June 30, 2004. This increase was primarily due to the increase in average total loans. Average total loans increased to $247.789 million for the six-months ended June 30, 2005 as compared to $238.523 million for the six-months ended June 30, 2004. The resulting interest earned on loans was $7.796 million for the six-month period ended June 30, 2005 compared to $7.454 million for the same period in 2004, an increase of $342 thousand or 4.59%. The overall yield on earning assets remained fairly stable for the six-months ended June 30, 2005 at 5.66% as compared to 5.57% for the six-months ended June 30, 2004.

Total interest expense increased by $239 thousand, or 13.59%, to $1.997 million for the three-months ended June 30, 2005 from $1.758 million for the three-months ended June 30, 2004. This increase was primarily attributable to the increase in the cost of funds, which increased to 2.66% for the three-months ended June 30, 2005 as compared to 2.37% for the second quarter of 2004. Average interest-bearing liabilities also increased to $301.072 million for the three-months ended June 30, 2005 as compared to $298.498 million for the three-months ended June 30, 2004.

Total interest expense increased by $352 thousand, or 10.00%, to $3.872 million for the six-months ended June 30, 2005 from $3.520 million for the six-months ended June 30, 2004. As with the quarterly interest expense, this increase was primarily attributable to the increase in the cost of funds, which increased to 2.62% for the six-month period ended June 30, 2005 as compared to 2.40% for the same period in 2004. Average interest-bearing liabilities also increased to $297.873 million for the six-months ended June 30, 2005 as compared to $294.871 million for the six-months ended June 30, 2004.

Net interest income decreased by $14 thousand, or .44%, to $3.154 million for the three-months ended June 30, 2005 from $3.168 million for the three-months ended June 30, 2004. The Bank’s net interest spread decreased to 3.01% for the three-months ended June 30, 2005 from 3.10% for the three-months ended June 30, 2004. The net interest margin decreased to 3.47% for the three-month period ended June 30, 2005 from 3.52% for the three-month period ended June 30, 2004. The effect of the increases to the Federal Funds rate, which have been implemented by the Federal Reserve over the past 12 months, have been to decrease both the net interest spread and net interest margin. This is due to the short end of the treasury yield curve increasing with those rate movements while the long end of the treasury yield curve has remained stable. This is commonly referred to as a flattening of the yield curve. Deposit liability rates are affected by the short end of the yield curve while loan and investment rates tend to follow the long end of the yield curve, the result of which is often a decrease in net interest income.

Net interest income decreased by $93 thousand, or 1.46%, to $6.286 million for the six-months ended June 30, 2005 from $6.379 million for the six-months ended June 30, 2004. The Bank’s net interest spread decreased to 3.04% for the six-months ended June 30, 2005 from 3.17% for the six-months ended June 30, 2004. The net interest margin decreased to 3.51% for the six-month period ended June 30, 2005 from 3.59% for the six-month period ended June 30, 2004. The decrease in net interest spread and net interest income for the six-months ended June 30, 2005 when compared to the six-months ended June 30, 2004 is also due to the flattening of the yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the six-month and three-month periods ended June 30, 2005, and June 30, 2004:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	June 2005			June 2004
(In thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$108,548	$3,482	6.47%	$107,831	$3,552	6.62%
Installment	17,615	599	6.86%	17,611	586	6.69%
Commercial	101,870	3,315	6.56%	100,100	3,058	6.14%
Tax exempt	19,164	375	3.95%	12,311	236	3.86%
Other loans	592	25	8.52%	670	22	6.60%
Total loans	247,789	7,796	6.34%	238,523	7,454	6.28%
Investment securities (AFS)
Taxable	73,784	1,585	4.33%	74,192	1,590	4.31%
Non-taxable	37,974	745	3.96%	40,274	833	4.16%
Total securities	111,758	2,330	4.20%	114,466	2,423	4.26%
Fed funds sold	2,108	32	3.06%	4,293	22	1.03%
Total earning assets	361,655	10,158	5.66%	357,282	9,899	5.57%
Less: allowance for loan losses	(2,700)			(2,113)
Cash and due from banks	6,238			6,730
Premises and equipment, net	5,342			4,536
Other assets	12,123			9,847
Total assets	$382,658			$376,282
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$23,788	$71	0.60%	$25,565	$92	0.72%
Regular savings	70,827	502	1.43%	62,218	296	0.96%
Money market savings	35,810	354	1.99%	40,691	281	1.39%
Time	107,008	1,637	3.08%	114,838	1,760	3.08%
Total interest bearing deposits	237,433	2,564	2.18%	243,312	2,429	2.01%
Other borrowings	60,440	1,308	4.36%	51,559	1,091	4.26%
Total interest bearing	297,873	3,872	2.62%	294,871	3,520	2.40%
Liabilities
Net interest income		6,286	3.04%		6,379	3.17%
Non-interest bearing
Demand deposits	42,828			38,676
Accrued expenses and
Other liabilities	1,576			1,400
Stockholders’ equity	40,381			41,335
Total liabilities and
Stockholders’ equity	$382,658			$376,282
Interest income/earning assets			5.66%			5.57%
Interest expense/earning assets			2.16%			1.98%
Net interest margin			3.51%			3.59%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	June 2005			June 2004
(In thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$108,305	$1,740	6.44%	$107,621	$1,774	6.63%
Installment	17,568	318	7.26%	17,563	292	6.69%
Commercial	103,061	1,696	6.60%	100,709	1,521	6.07%
Tax exempt	19,356	189	3.92%	12,490	119	3.83%
Other loans	573	12	8.40%	632	11	7.00%
Total loans	248,863	3,955	6.37%	239,015	3,717	6.25%
Investment securities (AFS)
Taxable	74,515	804	4.33%	73,909	769	4.18%
Non-taxable	37,734	368	3.91%	41,077	419	4.10%
Total securities	112,249	1,172	4.19%	114,986	1,188	4.16%
Fed funds sold	3,051	24	3.16%	8,211	21	1.03%
Total earning assets	364,163	5,151	5.67%	362,212	4,926	5.47%
Less: allowance for loan losses	(2,670)			(2,166)
Cash and due from banks	6,638			7,196
Premises and equipment, net	5,509			4,614
Other assets	12,322			9,967
Total assets	$385,962			$381,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$24,501	$36	0.59%	$27,260	$50	0.74%
Regular savings	72,978	279	1.53%	63,565	148	0.94%
Money market savings	35,798	192	2.15%	41,236	143	1.39%
Time	107,358	835	3.12%	114,356	869	3.06%
Total interest bearing deposits	240,635	1,342	2.24%	246,417	1,210	1.97%
Other borrowings	60,437	655	4.35%	52,081	548	4.23%
Total interest bearing	301,072	1,997	2.66%	298,498	1,758	2.37%
Liabilities
Net interest income		3,154	3.01%		3,168	3.10%
Non-interest bearing
Demand deposits	44,342			40,105
Accrued expenses and
Other liabilities	1,738			1,258
Stockholders’ equity	38,810			41,962
Total liabilities and
Stockholders’ equity	$385,962			$381,823
Interest income/earning assets			5.67%			5.47%
Interest expense/earning assets			2.20%			1.95%
Net interest margin			3.47%			3.52%

Provision for Loan Loss:

The provision for loan loss for the three-months ended June 30, 2005 was $0, a decrease of $741,000 from $741,000 for the same period in 2004. Slower loan growth for the second quarter of 2005, as well as a decrease in past due loans, are the reasons that a loan loss provision was not necessary in the second quarter of 2005. Also in the second quarter of 2004, the Bank increased the loan loss provision due to an impaired loan relationship which occurred in May 2004. The increased provision was due to bankruptcy proceedings entered into by a commercial loan customer. This was not a recurring event.

The provision for loan loss for the six-months ended June 30, 2005 was $0, a decrease of $900,000 from $900,000 for the same period in 2004. This decrease is also the result of the second quarter 2004 provision discussed with the quarterly results. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended June 30, 2005, charge-offs totaled $43,000 while net charge-offs totaled $33,000 as compared to $17,000 and $12,000, respectively, for the same three-month period in 2004.

In the six-month period ended June 30, 2005, charge-offs totaled $93,000 while net charge-offs totaled $77,000 as compared to $396,000 and $378,000, respectively, for the same six-month period in 2004.

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

Other Income:

Other income was $210 thousand for the three-months ended June 30, 2005, a decrease of $37 thousand, or 14.98% from the comparable period in 2004. The decrease in other income for the quarter ended June 30, 2005 when compared to the same period in 2004 is the net effect of the decreases in investment division commissions in the amount of $60 thousand, or 48.78%, to $63 thousand for the three-month period ended June 30, 2005 when compared to $123 thousand for the three-month period ended June 30, 2004. This is somewhat offset by the increase in income from bank owned life insurance which was $66 thousand for the three-month period ended June 30, 2005 compared to $54 thousand for the three-month period ended June 30, 2004, an increase of $12 thousand or 22.22%.

Other income was $424 thousand for the six-months ended June 30, 2005, a decrease of $42 thousand, or 9.01% from the comparable period in 2004. The decrease in other income for the six-month period ended June 30, 2005 when compared to the same period in 2004 is again the net effect of the decreases in investment division commissions in the amount of $80 thousand, or 38.46%, to $128 thousand for the six-month period ended June 30, 2005 when compared to $208 thousand for the six-month period ended June 30, 2004. This is somewhat offset by the increase in income from bank owned life insurance which was $133 thousand for the six-month period ended June 30, 2005 compared to $104 thousand for the six-month period ended June 30, 2004, an increase of $29 thousand or 27.88%.

Service charges and fees increased 16.29%, or $58 thousand, to $414 thousand in the three-months ended June 30, 2005, from $356 thousand in the three-months ended June 30, 2004. The increase in service charges and fees is due to net overdraft fees which were $276 thousand for the three-month period ended June 30, 2005 compared to $221 thousand for the comparable period in 2004, an increase of $55 thousand, or 24.89%.

Service charges and fees increased 16.17%, or $113 thousand, to $812 thousand in the six-months ended June 30, 2005, from $699 thousand in the six-months ended June 30, 2004. The year to date increase in service charges and fees is also due to net overdraft fees which were $545 thousand for the six-month period ended June 30, 2005 compared to $438 thousand for the comparable period in 2004, an increase of $107 thousand, or 24.43%.

Increases in overdraft fees were expected by the Bank for 2005 when compared to the same period in 2004, due to the overdraft privilege program entered into in the second quarter of 2004. The realization of additional fee income from the program was experienced in the first half of 2005 while the program had not yet been implemented in the first half of 2004.

Gains on security sales were $109 thousand for the three-months ended June 30, 2005 compared to $21 thousand for the comparable period in 2004, an increase of $88 thousand, or 419.05%.

Gains on security sales were $134 thousand for the six-months ended June 30, 2005 compared to $76 thousand for the comparable period in 2004, an increase of $58 thousand, or 76.32%.

Other Operating Expenses:

Total other expenses increased 17.03%, or $347 thousand, to $2.384 million during the three-months ended June 30, 2005 compared to $2.037 million for the comparable period in 2004.

Total other expenses increased 13.49%, or $541 thousand, to $4.552 million during the six-months ended June 30, 2005 compared to $4.011 million for the comparable period in 2004.

Salaries and benefits increased 21.03%, or $208 thousand, to $1.197 million for the three-months ended June 30, 2005 compared to $989 thousand for the same period in 2004 due to normal pay increases and increased staff. The Company opened two new branch offices located in Broome County, New York; The Deposit, New York office on April 18, 2005 and Front Street, Town of Chenango, New York on June 6, 2005. These offices were fully staffed by the second quarter of 2005 and contributed significantly to the increase in salaries and benefits.

Salaries and benefits increased 14.19%, or $281 thousand, to $2.261 million for the six-months ended June 30, 2005 compared to $1.980 million for the same period in 2004 also as a result of normal pay increases and increased staff. The full-time equivalent number of employees was 115 as of June 30, 2005 compared to 101 as of June 30, 2004 due to the addition of branch staff for the first half of 2005, when compared to the same period in 2004. The Company hired branch staff in the first half of 2005 for the scheduled second quarter openings of two new branch locations in Broome County, New York mentioned previously with the quarter-end results.

Professional fees and outside services increased $29 thousand, or 32.58%, in the three-months ended June 30, 2005 to $118 thousand, compared to $89 thousand for the three-month period ended June 30, 2004. Increases for the three-month period ended June 30, 2005 were due to the monthly accrual of costs associated with Sarbanes-Oxley Section 404 compliance in the amount of $3,900; as well as consulting and legal services amounting to $16,000, which were not incurred for the three-month period ending June 30, 2004.

Professional fees and outside services increased $88 thousand, or 57.14%, in the six-months ended June 30, 2005 to $242 thousand, compared to $154 thousand for the same six-month period ended June 30, 2004. Increases for the six-month period ended June 30, 2005 were due to increased costs associated with Sarbanes-Oxley Section 404 compliance in the amount of $33,000; compliance audit services of $9,000; as well as various consulting and legal services amounting to $38,000, which were not incurred in the same six-month period ended June 30, 2004.

Computer services and supplies increased $28 thousand, or 17.50%, for the three-months ended June 30, 2005, to $188 thousand, compared to $160 thousand for the comparable period in 2004. This increase was due to increased costs associated with maintenance agreements for various computer equipment utilized in the operation of the Bank and costs associated with the personal computer network and on-line teller system installed by the Bank in 2004 for which the impact of those additional costs would not have been felt in the three-month period ended June 30, 2004.

Computer services and supplies increased $59 thousand, or 19.80%, for the six-months ended June 30, 2005, to $357 thousand, compared to $298 thousand for the comparable period in 2004. The year to date results track closely to the results discussed in regard to the quarterly results in the previous paragraph, as well as the results which were discussed as of March 31, 2005.

All other operating expenses increased $82 thousand, or 10.26%, to $881 thousand in the three-months ended June 30, 2005, compared to $799 thousand for the same three-month period in 2004. The increase in all other operating expense categories, which include occupancy, equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be insignificant under normal circumstances.

All other operating expenses increased $113 thousand, or 7.16%, to $1.692 million for the six-month period ended June 30, 2005, compared to $1.579 million for the same six-month period in 2004. As with the quarterly results, the increase in all other operating expense categories, which include occupancy, equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be normal. Additional occupancy and equipment costs associated with the two new Broome County, New York offices also contributed to the increase between the two periods.

Income Tax Provision:

The Corporation recorded an income tax provision of $315 thousand, or 20.96% of income, and $123 thousand, or 12.13% of income, for the quarters ended March 31, 2005 and 2004, respectively. The increase in the income tax provision from the three-month period ended June 30, 2004 to June 30, 2005 was due to the significant increase in pre-tax income. The second quarter of 2004 included a significant provision for loan loss due to bankruptcy proceedings entered into by a commercial loan customer during that period. This was not a recurring event.

The Corporation recorded an income tax provision of $642 thousand, or 20.68% of income, and $521 thousand, or 19.23% of income, for the six-months ended June 30, 2005 and 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now raised the overnight fed funds rate nine times since June of 2004 in 25 basis point increments. As of June 30, 2005, the Bank is currently showing sensitivity to downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 3.21%, or $374,000, in a +200 basis point rate shock scenario over a one-year period. A decrease of 7.55% or $879,000 is shown in the model at a -200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10K filed with the Securities and Exchange Commission for December 31, 2004, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the results of operations, liquidity, or the financial position of the Company at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK
MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2005 - April 30, 2005	4,000	$34.20	0	112,674
May 1, 2005 - May 31, 2005	0	$0	0	112,674
June 1, 2005 - June 30, 2005	0	$0	0	112,674
TOTAL	4,000	$34.20	0

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 28, 2005, Meeting Chairman, Russell Shurtleff, reported that the Judge of Election and Proxy had completed the voting tabulations. On the basis of their report, he declared that George H. Stover, Jr. and Richard S. Lochen, Jr. were elected for a three-year term.

I. Election of Class I Directors

NAME	FOR	WITHHOLD AUTHORITY
George H. Stover, Jr.	2,259,533	23,912
Richard S. Lochen, Jr.	2,272,809	10,635

 Class II Directors whose terms will expire in 2006
John W. Ord
Russell D. Shurtleff
 Class III Directors whose terms will expire in 2007
Thomas F. Chamberlain

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

By/s/ John W. Ord
   Chief Executive Officer/President/Chairman

Date:  August 8, 2005

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

Date: August 8, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10Q of Peoples Financial Services Corp. (the "Company") for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, John W. Ord, Chief Executive Officer/President and Chairman of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

By/s/ John W. Ord
        Chief Executive Officer/President/Chairman

Date: August 8, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADDED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10Q of Peoples Financial Services Corp. (the "Company") for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, Debra E. Dissinger, Executive Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

By/s/ Debra E. Dissinger
   Executive Vice President

Date: August 8, 2005