Form 10-Q
period 2005-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2005-11-08
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

No. 0-23863
(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2391852
(State of incorporation)	(IRS Employer Identification No.)

50 MAIN STREET, HALLSTEAD, PA	18822
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No____

Number of shares outstanding as of September 30, 2005

COMMON STOCK ($2 Par Value)     3,151,128
--------------------------------    ----------------------------
(Title of Class)    (Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2005

PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets	3
	as of September 30, 2005 (Unaudited)
	and December 31, 2004 (Audited)

	Consolidated Statements of Income	4
	(Unaudited) for the Three-Months and Nine-Months
	Ended September 30, 2005 and 2004

	Consolidated Statements of Stockholders' Equity	5
	(Unaudited) for the Nine-Months
	Ended September 30, 2005 and 2004

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Nine-Months
	Ended September 30, 2005 and 2004

	Notes to Consolidated Financial Statements	7 - 10

	Item 2. Management’s Discussion and Analysis of	10 - 20
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	21
About Market Risk

	Item 4. Controls and Procedures	21

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	22
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
	Item 3. Defaults upon Senior Securities	22
	Item 4. Submission of Matters to a Vote of Security Holders	23
	Item 5. Other Information	23
	Item 6. Exhibits	24
	Signatures	25

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 (UNAUDITED) and December 31, 2004
(In thousands, except share data)
ASSETS:	Sept 2005	Dec 2004
Cash and due from banks	$7,079	$5,903
Interest bearing deposits in other banks	103	102
Cash and cash equivalents	7,182	6,005
Securities available for sale	111,621	113,598
Loans	251,283	244,814
Allowance for loan losses	(2,599)	(2,739)
Loans, net	248,684	242,075
Bank premises and equipment, net	5,790	4,904
Accrued interest receivable	1,959	1,987
Intangible assets	1,696	1,892
Other assets	9,468	8,914
Total assets	$386,400	$379,375
LIABILITIES:
Deposits:
Non-interest bearing	$48,047	$42,999
Interest bearing	245,316	231,776
Total deposits	293,363	274,775
Accrued interest payable	578	550
Short-term borrowings	14,851	14,614
Long-term borrowings	37,825	46,034
Other liabilities	440	1,048
Total liabilities	347,057	337,021
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,151,128 shares and 3,155,801 shares at September 30, 2005 and December 31, 2004, respectively	6,683	6,683
Surplus	2,897	2,821
Retained earnings	33,903	35,665
Accumulated other comprehensive income (loss)	(399)	618
Treasury stock at cost	(3,741)	(3,433)
Total stockholders' equity	39,343	42,354
Total liabilities and stockholders’ equity	$386,400	$379,375

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	Nine months ended		Three months ended
	Sept 30 2005	Sept 30 2004	Sept 30 2005	Sept 30 2004
INTEREST INCOME:
Loans receivable, including fees	$11,882	$11,237	$4,086	$3,783
Securities:
Taxable	2,368	2,368	783	778
Tax exempt	1,140	1,269	395	436
Other	52	42	20	20
Total interest income	15,442	14,916	5,284	5,017
INTEREST EXPENSE:
Deposits	4,067	3,612	1,503	1,183
Short-term borrowings	213	90	98	30
Long-term borrowings	1,770	1,603	577	572
Total interest expense	6,050	5,305	2,178	1,785
Net interest income	9,392	9,611	3,106	3,232
PROVISION FOR LOAN LOSSES	0	1,050	0	150
Net interest income after provision for loan losses	9,392	8,561	3,106	3,082
OTHER INCOME:
Customer service fees	1,276	1,095	464	396
Other income	618	738	194	272
Net realized gains on sales of securities available for sale	187	181	53	105
Total other income	2,081	2,014	711	773
OTHER EXPENSES:
Salaries and employee benefits	3,349	3,023	1,088	1,043
Occupancy	409	375	140	108
Equipment	325	243	103	88
FDIC insurance and assessments	106	105	35	35
Professional fees and outside services	354	223	112	69
Prepayment penalty - FHLB	808	0	808	0
Computer services and supplies	578	453	221	155
Taxes, other than payroll and income	246	290	80	96
Other	1,422	1,341	458	448
Total non-interest expense	7,597	6,053	3,045	2,042
Income before income taxes	3,876	4,522	772	1,813
INCOME TAXES	694	915	52	394
Net income	$3,182	$3,607	720	1,419
Net income per share, basic	$1.01	$1.14	$0.23	$0.45
Net income per share, diluted	$1.00	$1.13	$0.23	$0.44

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive income
Net income	0	0	3,182	0	0	3,182
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,017)	0	(1,017)
Total comprehensive income						2,165
Cash dividends, ($1.57 per share)	0	0	(4,944)	0	0	(4,944)
Treasury stock purchase (10,215 shares)	0	0	0	0	(356)	(356)
Treasury stock issued for stock option plan (5,542 shares), including tax benefit of $31,000	0	76	0	0	48	124
Balance, September 30, 2005	$6,683	$2,897	$33,903	$(399)	$(3,741)	$39,343

Balance, December 31, 2003	$6,683	$2,618	$33,523	$995	$(2,743)	$41,076
Comprehensive income
Net income	0	0	3,607	0	0	3,607
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(353)	0	(353)
Total comprehensive income						3,254
Cash dividends, ($0.54 per share)	0	0	(1,711)	0	0	(1,711)
Treasury stock purchase (20,500 shares)	0	0	0	0	(703)	(703)
Treasury stock issued for stock option plan (11,184 shares), including tax benefit of $60,000	0	160	0	0	99	259
Balance, September 30, 2004	$6,683	$2,778	$35,419	$642	$(3,347)	$42,175

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)	Nine-months ended
	Sept 30, 2005	Sept 30, 2004
Cash Flows from Operating Activities
Net income	$3,182	$3,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	480
Provision for loan losses	0	1,050
Amortization of securities' premiums and accretion of discounts	451	416
(Gains) on sales of investment securities, net	(187)	(181)
Proceeds from the sale of mortgage loans	1,155	2,977
Net gain on sale of loans	(22)	(43)
Loans originated for sale	(1,133)	(2,934)
Net earnings on investment in life insurance	(196)	(169)
Decrease in accrued interest receivable	28	64
(Increase) decrease in other assets	192	(80)
Increase (decrease) in accrued interest payable	28	(44)
Increase (decrease) in other liabilities	(608)	240
Net cash provided by operating activities	3,445	5,383
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	19,371	22,022
Proceeds from maturities of available for sale securities	8,670	2,639
Purchase of available for sale securities	(31,989)	(29,182)
Principal payments on mortgage-backed securities	4,120	5,707
Net increase in loans	(6,809)	(7,408)
Purchase of premises and equipment	(1,245)	(529)
Proceeds from sale of other real estate	174	167
Purchase of investment in life insurance	0	(2,000)
Net cash (used in) investing activities	(7,708)	(8,584)
Cash Flows from Financing Activities
Cash dividends paid	(4,944)	(1,711)
Increase in deposits	18,588	653
Proceeds from long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(18,209)	(685)
Increase (decrease) in short-term borrowings	237	214
Purchase of treasury stock	(356)	(703)
Proceeds from sale of treasury stock	124	259
Net cash provided by financing activities	5,440	3,027
Net increase (decrease) in cash/cash equivalents	1,177	(174)
Cash and cash equivalents, beginning of year	6,005	6,056
Cash and cash equivalents, end of year	$7,182	$5,882
Supplemental disclosures of cash paid
Interest paid	$6,022	$5,349
Income taxes paid	$957	$720
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$200	$333

See Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiary, Peoples National Bank (the “Bank”).   The Company has formed Peoples Advisors, LLC ("Advisors") as a member-managed liability company under the laws of the Commonwealth of Pennsylvania, to be a wholly owned subsidiary of the Company, for the purpose of providing investment advisory services to the general public.  The subsidiary was not active as of the date of this quarterly report.  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2005. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10K for the year-ended December 31, 2004.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine-months ended		Three-months ended
	Sept 30 2005	Sept 30 2004	Sept 30 2005	Sept 30 2004
Net income applicable to common stock	$3,182,000	$3,607,000	$720,000	$1,419,000

Weighted average common shares outstanding	3,150,771	3,168,939	3,150,095	3,168,895
Effect of dilutive securities, stock options	17,542	21,915	15,872	20,951
Weighted average common shares outstanding used to calculate diluted earnings per share	$3,168,313	$3,190,854	$3,165,967	$3,189,846
Basic earnings per share	$1.01	$1.14	$.23	$.45
Diluted earnings per share	$1.00	$1.13	$.23	$.44

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine-months and three-months ended September 30, 2005 and 2004 are as follows:

(In thousands)	Nine-months ended		Three-months ended
	Sept 30 2005	Sept 30 2004	Sept 30 2005	Sept 30 2004
Unrealized holding gains (losses) on available for sale securities	$(1,354)	$(355)	$(659)	$2,859
Less: Reclassification adjustment for gains realized in net income	187	181	53	105
Net unrealized gains (losses)	(1,541)	(536)	(712)	2,754
Tax effect	524	183	244	(936)
Other Comprehensive income (loss)	$(1,017)	$(353)	$(468)	$1,818

NOTE 4. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2005 and 2004. Had compensation costs for stock options granted been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share, for the nine-months and three-months ended September 30, 2005 and 2004, would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)	Nine-months ended		Three-months ended
	Sept 30 2005	Sept 30 2004	Sept 30 2005	Sept 30 2004
Net income as reported	$3,182	$3,607	$720	$1,419
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards.	(3)	(3)	(1)	(1)
Pro forma net income	$3,179	$3,604	$719	$1,418
Basic earnings per share:
As reported	$1.01	$1.14	$.23	$.45
Pro forma	$1.01	$1.14	$.23	$.45
Diluted earnings per share:
As reported	$1.00	$1.13	$.23	$.44
Pro forma	$1.00	$1.13	$.23	$.44

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $2,040,000 of standby letters of credit as of September 30, 2005. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at September 30, 2005 was $2,040,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1,241,000. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued after December 31, 2004 is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

EITF 03-1
In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

FASB Exposure Draft - Interpretation of FAS 109
In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

EITF 05-6
In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

FSP FAS 13-1
In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.

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

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical information, this Report may be deemed to contain “forward looking” information. Examples of forward looking information may include, but are not limited to, (a) projections of or statements regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in the market areas served by the Corporation and the Bank, underlying other statements and statements about the Corporation and the Bank or their respective businesses. Such forward looking information can be identified by the use of forward looking terminology such as “believes,”“expects,”“may,”“intends,”“will,”“should,”“anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that the future results covered by the forward looking information will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information. Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Corporation and the Bank and nationally, (ii) credit risks of  commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

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

OVERVIEW

Net income for the nine-months ended September 30, 2005 decreased 11.78% to $3.182 million as compared to $3.607 million for the same period in 2004. Diluted earnings per share decreased 11.50% to $1.00 per share for the first nine months of 2005 from $1.13 per share in the same nine-month period in 2004. At September 30, 2005, the Company had total assets of $386.400 million, total net loans of $248.684 million, and total deposits of $293.363 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2005, cash and deposits with other banks totaled $7.182 million as compared to $6.005 million on December 31, 2004.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $111.621 million on September 30, 2005, decreasing by $1.977 million from the December 31, 2004 total of $113.598 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as a separate component of stockholders’ equity. The carrying value of investments as of September 30, 2005 included an unrealized loss of $604 thousand reflected as accumulated other comprehensive income (loss) of $(399) thousand in stockholders’ equity, net of deferred income taxes of $205 thousand. This compares to an unrealized gain of $936 thousand at December 31, 2004 reflected as accumulated other comprehensive income of $618 thousand, net of deferred income taxes of $318 thousand.

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

Loans:

Net loans increased $6.609 million or 2.73% to $248.684 million as of September 30, 2005 from $242.075 million as of December 31, 2004. Of the loan growth experienced in the first nine months of 2005, commercial loans increased $5.240 million or 4.38% to $124.881 million as of September 30, 2005 compared to $119.641 million as of December 31, 2004, and real estate mortgage loans increased $1.898 million or 1.78%, to $108.352 million as of September 30, 2005, compared to $106.454 million as of December 31, 2004.

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

Other Assets:

Other Assets increased $554 thousand, or 6.21%, to $9.468 million as of September 30, 2005 from $8.914 million as of December 31, 2004. The largest portion of the increase in other assets was due to the change in the net deferred tax on the net unrealized loss on available for sale securities discussed within the investment section above. The net deferred tax is $205 thousand as of September 30, 2005 compared to $(318) thousand at December 31, 2004.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the nine-month period ended September 30, 2005, total deposits increased by $18.588 million, or 6.76%, to $293.363 million. The most significant increase in deposits was to savings accounts which increased to $121.204 million as of September 30, 2005 compared to $108.032 million at December 31, 2004, an increase of $13.172 million, or 12.19%.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2005 were virtually unchanged at $14.851 million as compared to $14.614 million as of December 31, 2004, an increase of $237 thousand or 1.62%. Long-term borrowings were $37.825 million as of September 30, 2005 compared to $46.034 million as of December 31, 2004 a decrease of $8.209 million, or 17.83%. The decrease is primarily attributable to the prepayment of $10 million of long term borrowings at the Federal Home Loan Bank of Pittsburgh. The Bank incurred a related prepayment penalty in the amount of  $808 thousand, which was charged against income in the current period.  The prepayment was part of a long-term strategy aimed at reducing the funding rates paid by the Bank in future periods. This was somewhat offset by the fact that the Bank moved to lock in at historically low long-term borrowing rates by borrowing an additional $5 million through the Federal Home Loan Bank in January of 2005, as well as the maturity of a $2.5 million long-term borrowing position at the Federal Home Loan Bank in May of 2005.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2005, regulatory capital to total assets was 9.59% as compared to 10.57% on December 31, 2004. The Company repurchases its stock in the open market, or from individuals as warranted to leverage the capital account and to provide stock for a dividend reinvestment plan. In the nine-months ended September 30, 2005, the Company purchased 10,215 shares for the treasury at a total cost of $356,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk asset) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 13.88% and the total capital ratio to risk weighted asset’s ratio was 14.84% at September 30, 2005. The Corporation is deemed to be well-capitalized under regulatory standards.

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

The ALCO addresses the liquidity needs of the Bank, to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off Balance Sheet Arrangements:

The Company’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2005 totaled $38.264 million, which consisted of $23.538 million in unfunded commitments of existing loans, $12.686 million to grant new loans and $2.040 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2005:

INTEREST RATE SENSITIVITY ANALYSIS

(In thousands)	Maturity or repricing in
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$37,682	$16,920	$31,582	$130,833	$31,667
Securities	5,253	4,682	13,419	55,339	32,928
Federal funds sold	0	0	0	0	0
Total rate sensitive assets	42,935	21,602	45,001	186,172	64,595
Cumulative rate sensitive assets	$42,935	$64,537	$109,538	$295,710	$360,305
RATE SENSITIVE LIABILITIES
Interest bearing checking	$762	$762	$1,525	$12,198	$10,165
Money market deposits	1,166	1,166	2,332	18,659	15,549
Regular savings	2,954	2,205	4,410	35,277	29,398
CDs and IRAs	14,994	13,216	32,861	43,744	1,973
Short-term borrowings	14,851	0	0	0	0
Long-term borrowings	30,000	5,000	0	2,825	0
Total rate sensitive liabilities	64,727	22,349	41,128	112,703	57,085
Cumulative rate sensitive liabilities	$64,727	$87,076	$128,204	$240,907	$297,992

Period gap	$(21,792)	$(747)	$3,873	$73,469	$7,510
Cumulative gap	$(21,792)	$(22,539)	$(18,666)	$54,803	62,313
Cumulative RSA to RSL	66.33%	74.12%	85.44%	122.75%	120.91%
Cumulative gap to total assets	(5.64)%	(5.83)%	(4.83)%	14.18%	16.13%

RESULTS OF OPERATIONS

Net Interest Income:

For the three-months ended September 30, 2005, total interest income increased by $267 thousand, or 5.32%, to $5.284 million as compared to $5.017 million for the three-months ended September 30, 2004. This increase was due to the increase in average earning assets as well as an increase in yields on loans from 6.18% for the quarter ended September 30, 2004 to 6.45% for the same quarter in 2005. Average earning assets increased to $369.149 million for the three-months ended September 30, 2005 as compared to $362.086 million for the three-months ended September 30, 2004. The resulting interest earned on loans was $4.086 million for the three-month period ended September 30, 2005 compared to $3.783 million for the same period in 2004, an increase of $303 thousand or 8.01%. The overall yield on earning assets increased for the three-months ended September 30, 2005 at 5.68% as compared to 5.51% for the three-months ended September 30, 2004.

For the nine-months ended September 30, 2005, total interest income increased by $526 thousand, or 3.53%, to $15.442 million as compared to $14.916 million for the nine-months ended September 30, 2004. This increase was primarily due to the increase in average total loans. Average total loans increased to $249.012 million for the nine-months ended September 30, 2005 as compared to $240.183 million for the nine-months ended September 30, 2004. The resulting interest earned on loans was $11.882 million for the nine-month period ended September 30, 2005 compared to $11.237 million for the same period in 2004, an increase of $645 thousand or 5.74%. The overall yield on earning assets remained fairly stable for the nine-months ended September 30, 2005 at 5.67% as compared to 5.55% for the nine-months ended September 30, 2004.

Total interest expense increased by $393 thousand, or 22.02%, to $2.178 million for the three-months ended September 30, 2005 from $1.785 million for the three-months ended September 30, 2004. This increase was primarily attributable to the increase in the cost of funds, which increased to 2.86% for the three-months ended September 30, 2005 as compared to 2.38% for the third quarter of 2004. Average interest-bearing liabilities increased slightly to $301.937 million for the three-months ended September 30, 2005 as compared to $298.890 million for the three-months ended September 30, 2004.

Total interest expense increased by $745 thousand, or 14.04%, to $6.050 million for the nine-months ended September 30, 2005 from $5.305 million for the nine-months ended September 30, 2004. As with the quarterly interest expense, this increase was primarily attributable to the increase in the cost of funds, which increased to 2.70% for the nine-month period ended September 30, 2005 as compared to 2.39% for the same period in 2004. Average interest-bearing liabilities also increased to $299.242 million for the nine-months ended September 30, 2005 as compared to $296.220 million for the nine-months ended September 30, 2004.

Net interest income decreased by $126 thousand, or 3.90%, to $3.106 million for the three-months ended September 30, 2005 from $3.232 million for the three-months ended September 30, 2004. The Bank’s net interest spread decreased to 2.82% for the three-months ended September 30, 2005 from 3.14% for the three-months ended September 30, 2004. The net interest margin decreased to 3.34% for the three-month period ended September 30, 2005 from 3.55% for the three-month period ended September 30, 2004. The effects of the increases to the Federal Funds rate, which have been implemented by the Federal Reserve over the past 15 months, have been to decrease both the net interest spread and net interest margin. This is due to the short end of the treasury yield curve increasing with those rate movements while the long end of the treasury yield curve has remained stable. This is commonly referred to as a flattening of the yield curve. Deposit liability rates are affected by the short end of the yield curve while loan and investment rates tend to follow the long end of the yield curve, the result of which is often a decrease in net interest income. This was also discussed within the June 30, 2005 quarterly report.

Net interest income decreased by $219 thousand, or 2.28%, to $9.392 million for the nine-months ended September 30, 2005 from $9.611 million for the nine-months ended September 30, 2004. The Bank’s net interest spread decreased to 2.97% for the nine-months ended September 30, 2005 from 3.16% for the nine-months ended September 30, 2004. The net interest margin decreased to 3.45% for the nine-month period ended September 30, 2005 from 3.58% for the nine-month period ended September 30, 2004. The decrease in net interest spread and net interest income for the nine-months ended September 30, 2005 when compared to the nine-months ended September 30, 2004 is also due to the flattening of the yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the six-month and three-month periods ended September 30, 2005, and September 30, 2004:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

(In thousands)	September 2005			September 2004
ASSETS	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Loans
Real estate	$108,569	$5,243	6.46%	$107,810	$5,289	6.55%
Installment	17,636	947	7.18%	17,530	874	6.66%
Commercial	103,113	5,089	6.60%	100,215	4,629	6.17%
Tax exempt	19,089	565	3.96%	13,962	411	3.93%
Other loans	605	38	8.40%	666	34	6.82%
Total loans	249,012	11,882	6.38%	240,183	11,237	6.25%
Investment securities (AFS)
Taxable	73,951	2,368	4.28%	72,908	2,368	4.34%
Non-taxable	39,167	1,140	3.89%	41,187	1,269	4.12%
Total securities	113,118	3,508	4.15%	114,095	3,637	4.26%
Fed funds sold	2,050	52	3.39%	4,617	42	1.22%
Total earning assets	364,180	15,442	5.67%	358,895	14,916	5.55%
Less: allowance for loan losses	(2,676)			(2,283)
Cash and due from banks	6,506			6,686
Premises and equipment, net	5,476			4,593
Other assets	12,166			10,900
Total assets	$385,652			$378,791
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$23,501	$106	0.60%	$26,579	$146	0.73%
Regular savings	71,502	839	1.57%	63,152	454	0.96%
Money market savings	36,457	603	2.21%	40,270	419	1.39%
Time	107,043	2,519	3.15%	113,188	2,593	3.06%
Total interest bearing deposits	238,503	4,067	2.28%	243,189	3,612	1.98%
Other borrowings	60,739	1,983	4.37%	53,031	1,693	4.26%
Total interest bearing liabilities	299,242	6,050	2.70%	296,220	5,305	2.39%
Net interest income		$9,392	2.97%		$9,611	3.16%
Non-interest bearing
Demand deposits	44,825			40,356
Accrued expenses and
Other liabilities	1,552			1,443
Stockholders’ equity	40,033			40,772
Total liabilities and
Stockholders’ equity	$385,652			$378,791
Interest income/earning assets			5.67%			5.55%
Interest expense/earning assets			2.22%			1.97%
Net interest margin			3.45%			3.58%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

(In thousands)	September 2005			September 2004
ASSETS	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Loans
Real estate	$108,612	$1,761	6.43%	$107,770	$1,737	6.41%
Installment	17,677	348	7.81%	17,371	288	6.60%
Commercial	105,558	1,774	6.67%	100,444	1,571	6.22%
Tax exempt	18,941	190	3.98%	17,229	175	4.04%
Other loans	630	13	8.19%	656	12	7.28%
Total loans	251,418	4,086	6.45%	243,470	3,783	6.18%
Investment securities (AFS)
Taxable	74,281	783	4.18%	70,367	778	4.40%
Non-taxable	41,514	395	3.77%	42,993	436	4.03%
Total securities	115,795	1,178	4.04%	113,360	1,214	4.26%
Fed funds sold	1,936	20	4.10%	5,256	20	1.51%
Total earning assets	369,149	5,284	5.68%	362,086	5,017	5.51%
Less: allowance for loan losses	(2,630)			(2,618)
Cash and due from banks	7,034			6,600
Premises and equipment, net	5,740			4,705
Other assets	12,250			12,982
Total assets	$391,543			$383,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$22,936	$35	0.61%	$28,586	$54	0.75%
Regular savings	72,830	337	1.84%	64,999	158	0.97%
Money market savings	37,730	249	2.62%	39,439	138	1.39%
Time	107,113	882	3.27%	109,924	833	3.01%
Total interest bearing deposits	240,609	1,503	2.48%	242,948	1,183	1.94%
Other borrowings	61,328	675	4.37%	55,942	602	4.28%
Total interest bearing liabilities	301,937	2,178	2.86%	298,890	1,785	2.38%
Net interest income		$3,106	2.82%		$3,232	3.14%
Non-interest bearing
Demand deposits	48,755			43,679
Accrued expenses and
Other liabilities	1,503			1,529
Stockholders' equity	39,348			39,657
Total liabilities and
Stockholders' equity	$391,543			$383,755
Interest income/earning assets			5.68%			5.51%
Interest expense/earning assets			2.34%			1.96%
Net interest margin			3.34%			3.55%

Provision for Loan Loss:

The provision for loan loss for the three-months ended September 30, 2005 was $0, a decrease of $150,000 from $150,000 for the same period in 2004. Slower loan growth for the third quarter of 2005, as well as a decrease in past due loans, are the reasons that a loan loss provision was not necessary in the third quarter of 2005.

The provision for loan loss for the nine-months ended September 30, 2005 was $0, a decrease of $1,050,000 from $1,050,000 for the same period in 2004. This decrease is again due to slower loan growth in 2005, as well as the decrease in past due loans. Also, in the second quarter of 2004, the Bank increased the loan loss provision by $741,000 due to an impaired loan relationship which occurred in May 2004. The increased provision was due to bankruptcy proceedings entered into by a commercial loan customer. This was not a recurring event. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended September 30, 2005, charge-offs totaled $43,000 while net charge-offs totaled $33,000 as compared to $29,000 and $14,000, respectively, for the same three-month period in 2004.

In the nine-month period ended September 30, 2005, charge-offs totaled $159,000 while net charge-offs totaled $140,000 as compared to $425,000 and $393,000, respectively, for the same nine-month period in 2004.

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

Other Income:

Service charges and fees increased 17.17%, or $68 thousand, to $464 thousand in the three-months ended September 30, 2005, from $396 thousand in the three-months ended September 30, 2004. The increase in service charges and fees is due to net overdraft fees which were $330 thousand for the three-month period ended September 30, 2005 compared to $268 thousand for the comparable period in 2004, an increase of $62 thousand, or 23.06%.

Service charges and fees increased 16.53%, or $181 thousand, to $1.276 million in the nine-months ended September 30, 2005, from $1.095 million in the nine-months ended September 30, 2004. The year to date increase in service charges and fees is also due to net overdraft fees which were $875 thousand for the nine-month period ended September 30, 2005 compared to $707 thousand for the comparable period in 2004, an increase of $168 thousand, or 23.84%.

Increases in overdraft fees were expected by the Bank for 2005 when compared to the same period in 2004, due to the overdraft privilege program entered into in the second quarter of 2004. The realization of additional fee income from the program was experienced in the first nine months of 2005 while the program had only been implemented for one full quarter at the same point of 2004.

Other income was $194 thousand for the three-months ended September 30, 2005, a decrease of $78 thousand, or 28.68% from the comparable period in 2004. The decrease in other income for the quarter ended September 30, 2005 when compared to the same period in 2004 is from the effect of the decreases in investment division commissions in the amount of $72 thousand, or 60.33%, to $47 thousand for the three-month period ended September 30, 2005 when compared to $119 thousand for the three-month period ended September 30, 2004. The decrease in investment division commission was due to a lower sales volume of life insurance and annuity products by Licensed Bank Employees (LBE's) in the third quarter of 2005 when compared to the same period in 2004.

Other income was $618 thousand for the nine-months ended September 30, 2005, a decrease of $120 thousand, or 16.26% from the comparable period in 2004. The decrease in other income for the nine-month period ended September 30, 2005 when compared to the same period in 2004 is again the effect of the decreases in investment division commissions in the amount of $151 thousand, or 46.29%, to $176 thousand for the nine-month period ended September 30, 2005 when compared to $327 thousand for the nine-month period ended September 30, 2004. This is offset by the increase in income from bank owned life insurance (BOLI) which was $198 thousand for the nine-month period ended September 30, 2005 compared to $170 thousand for the nine-month period ended September 30, 2004, an increase of $28 thousand or 16.44%. The year-to-date decrease in investment division commission was also due to a lower sales volume of life insurance and annuity products by Licensed Bank Employees (LBE's) for the first three quarters of 2005 when compared to the same period in 2004.

Gains on security sales were $53 thousand for the three-months ended September 30, 2005 compared to $105 thousand for the comparable period in 2004, a decrease of $52 thousand, or 49.52%.

Gains on security sales were $187 thousand for the nine-months ended September 30, 2005 compared to $181 thousand for the comparable period in 2004, an increase of $6 thousand, or 3.31%.

Other Operating Expenses:

Total other expenses increased 49.12%, or $1.003 million, to $3.045 million during the three-months ended September 30, 2005 compared to $2.042 million for the comparable period in 2004.

Total other expenses increased 25.51%, or $1.544 million, to $7.597 million during the nine-months ended September 30, 2005 compared to $6.053 million for the comparable period in 2004.

Salaries and benefits increased 4.31%, or $45 thousand, to $1.088 million for the three-months ended September 30, 2005 compared to $1.043 million for the same period in 2004 due to normal pay increases and increased staff. The Company opened two new branch offices located in Broome County, New York; The Deposit, New York office on April 18, 2005 and Front Street, Town of Chenango, New York on June 6, 2005. These offices were fully staffed by the second quarter of 2005 and contributed significantly to the increase in salaries and benefits.

Salaries and benefits increased 10.78%, or $326 thousand, to $3.349 million for the nine-months ended September 30, 2005 compared to $3.023 million for the same period in 2004, also as a result of normal pay increases and increased staff. The full-time equivalent number of employees was 111 as of September 30, 2005 compared to 101 as of September 30, 2004 due to the addition of branch staff for the first nine months of 2005, when compared to the same period in 2004. The Company hired branch staff in the first half of 2005 for the scheduled second quarter openings of two new branch locations in Broome County, New York mentioned previously with the quarter- end results.

Professional fees and outside services increased $43 thousand, or 62.32%, in the three-months ended September 30, 2005 to $112 thousand, compared to $69 thousand for the three-month period ended September 30, 2004. Increases for the three-month period ended September 30, 2005 were due to the monthly accrual of costs associated with Sarbanes-Oxley Section 404 compliance in the amount of $3,900; as well as consulting and legal services amounting to $33,000, which were not incurred for the three-month period ending September 30, 2004.

Professional fees and outside services increased $131 thousand, or 58.74%, in the nine-months ended September 30, 2005 to $354 thousand, compared to $223 thousand for the same nine-month period ended September 30, 2004. Increases for the nine-month period ended September 30, 2005 were due to increased costs associated with Sarbanes-Oxley Section 404 compliance in the amount of $45,000; compliance audit services of $9,000; as well as various consulting and legal services amounting to $71,000, which were not incurred in the same nine-month period ended September 30, 2004.

Computer services and supplies increased $66 thousand, or 42.58%, for the three-months ended September 30, 2005, to $221 thousand, compared to $155 thousand for the comparable period in 2004. This increase was due to increased costs associated with maintenance agreements for various computer equipment utilized in the operation of the Bank and costs associated with the personal computer network and on-line teller system installed by the Bank in 2004 for which the full impact of those additional costs would not have been felt in the three-month period ended September 30, 2004.

Computer services and supplies increased $125 thousand, or 27.59%, for the nine-months ended September 30, 2005, to $578 thousand, compared to $453 thousand for the comparable period in 2004. The year to date results track closely to the results discussed in regard to the quarterly results in the previous paragraph, as well as the quarterly results which were discussed as of March 31, 2005 and June 30,2005, respectively.

All other operating expenses increased $839 thousand, or 256.57%, to $1.166 million in the three-months ended September 30, 2005, compared to $327 thousand for the same three-month period in 2004. The majority of the increase is due to the prepayment penalty associated with the early retirement of long-term debt at the Federal Home Loan Bank of Pittsburgh previously discussed within the borrowing section of the Financial Condition section of this report. The penalty associated with this transaction was $808 thousand and was charged within the third quarter of 2005. The increase in all other operating expense categories, which include occupancy, equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be insignificant under normal circumstances.

All other operating expenses increased $881 thousand, or 86.97%, to $1.894 million for the nine-month period ended September 30, 2005, compared to $1.013 million for the same nine-month period in 2004. As with the quarterly results, the prepayment penalty paid to the Federal Home Loan bank of Pittsburgh accounted for the majority of the increase. Increase in all other operating expense categories, which include occupancy, equipment, non-income/non-payroll associated taxes, and other standard operating expenses, are deemed to be normal. Additional occupancy and equipment costs associated with the two new Broome County, New York offices also contributed to the increase between the two periods.

Income Tax Provision:

The Corporation recorded an income tax provision of $52 thousand, or 6.74% of income, and $394 thousand, or 21.73% of income, for the quarters ended September 30, 2005 and 2004, respectively. The decrease in the income tax provision from the three-month period ended September 30, 2004 to September 30, 2005 was due to the prepayment penalty paid to the Federal Home Loan Bank of Pittsburgh which was charged against income in the third quarter of 2005.  The effective tax rate is lower than the statutory rate due to tax-exempt income.

The Corporation recorded an income tax provision of $694 thousand, or 17.91% of income, and $915 thousand, or 20.23% of income, for the nine-months ended September 30, 2005 and 2004, respectively. The decrease in the tax provision year to date as of September 30, 2005 was also due to the penalty charged against third quarter 2005 income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now raised the overnight fed funds rate eleven times since June of 2004 in 25 basis point increments. As of September 30, 2005, the Bank is currently showing more sensitivity to downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 1.36%, or $176,000, in a +200 basis point rate shock scenario over a one-year period. A decrease of 1.65% or $213,000 is shown in the model at a -200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10K filed with the Securities and Exchange Commission for December 31, 2004, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2005 - July 31, 2005	15	$32.00	0	112,659
August 1, 2005 - August 31, 2005	0	$0	0	112,659
September 1, 2005 - September 30, 2005	0	$0	0	112,659
TOTAL	15	$32.00	0

(1) On December 27, 1995, the Board of Directors authorized the repurchase of 187,500 shares of the Corporation’s common stock from shareholders. On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation’s common stock outstanding. Neither repurchase program stipulated an expiration date.

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