Form 10-K
period 2005-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2006-03-15
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005,
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

The aggregate market value of voting stock held by non-affiliates of the registrant is $ 98,239,618

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock by June 30, 2005. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2005	COMMON STOCK ($2 Par Value)	3,155,670
	(Title Class)	(Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3-13
	Item 1A	Risk Factors	14-15
	Item 1B	Unresolved Staff Comments	15
	Item 2	Properties	16
	Item 3	Legal Proceedings	17
	Item 4	Submission of Matters to a Vote of Security Holders	17
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	17-18
	Item 6	Selected Financial Data	19
	Item 7	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	20-40
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	41
	Item 8	Financial Statements and Supplementary Data	42
		Report of Independent Registered Public Accounting Firm	42
		Consolidated Balance Sheets	43
		Consolidated Statements of Income	44
		Consolidated Statements of Stockholders' Equity	45
		Consolidated Statements of Cash Flows	46-47
		Notes to Consolidated Financial Statements	48-78
	Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	79
	Item 9A	Controls and Procedures	79-81
	Item 9B	Other Information	81
Part III
	Item 10	Directors and Executive Officers of the Registrant	82
	Item 11	Executive Compensation	82
	Item 12	Security Ownership of Certain Beneficial Owners and Management	82
		and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions	82
	Item 14	Principal Accountant Fees and Services	82
Part IV
	Item 15	Exhibits and Financial Statements Schedules	83
		Signatures	84

ITEM 1 BUSINESS

BRIEF HISTORY
Peoples Financial Services Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its subsidiary, Peoples National Bank (“PNB” or the “Bank”). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with and into the First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank.

OPERATING SEGMENTS
The Company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included at page 55 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

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

The Company’s banking subsidiary is a federally chartered national banking association regulated by the Office of the Comptroller of the Currency (“OCC”). The OCC may prohibit the institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.
Enforcement actions may include:
•	the appointment of a conservator or receiver;
•	the issuance of a cease and desist order;
•	the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties;
•	the issuance of directives to increase capital;
•	the issuance of formal and informal agreements;
•	the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and
•	the enforcement of any such mechanisms through restraining orders or any other court actions.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions:
•	on extensions of credit to the bank holding company or its subsidiaries;
•	on investments in their securities; and
•	on the use of their securities as collateral for loans to any borrower.

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

FDICIA (Federal Deposit Insurance Corporation Improvement Act of 1991)
In December 1991, Congress enacted FDICIA which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:
•	publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants;
•	the establishment of uniform accounting standards by federal banking agencies;
•
the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;

•	additional grounds for the appointment of a conservator or receiver; and
•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories:
•	"well capitalized";
•	"adequately capitalized";
•	"under capitalized";
•	"significantly undercapitalized"; and
•	"critically undercapitalized".

PNB is currently classified as “well capitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically under capitalized.

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

Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the OCC, have adopted standards covering:
•	internal controls;
•	information systems and internal audit systems;
•	loan documentation;
•	Credit underwriting;
•	interest rate exposure;
•	Asset growth; and
•	compensation fees and benefits.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2005, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 13.93% and its ratio of total capital to risk-weighted assets stood at 14.78%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. As of December 31, 2005, the Company’s leverage-capital ratio was 10.10%.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:
•	limitations on its ability to pay dividends;
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

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. PNB’s assessment for 2005 was $37,634. These figures can be compared to FDIC assessments in 2004 of $40,474 and in 2003 of $40,765. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the financing corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2005 was $.0136 for each $100 of BIF deposits.

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

Monetary Policy
The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB’s regulation of the money supply. Various methods employed by the FRB are:
•	open market operations in United States Government securities;
•	changes in the discount rate on member bank borrowings; and
•	changes in reserve requirements against member bank deposits.

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

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and principal accounting officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.

The Company does not believe that the application of these new rules to the Company will have a material effect on its results of operations.

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

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:
•	a loan or extension of credit to an affiliate;
•	a purchase of, or an investment in, securities issued by an affiliate;
•	a purchase of assets from an affiliate, with some exceptions;
•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:
•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
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

MARKET AREAS
The PNB market areas are in the northeastern part of Pennsylvania with the primary focus being Susquehanna and Wyoming Counties. With the addition of an office in Conklin, Broome County, New York in 2003, and offices in the Village of Deposit and Town of Chenango, both in Broome County, New York, in 2005, Broome County is part of the Bank’s market area, particularly the Southern Tier that encompasses the towns of Conklin, Kirkwood, Windsor, and Deposit. In addition, parts of Lackawanna, Wayne, and Bradford Counties in Pennsylvania that border Susquehanna and Wyoming Counties are also considered part of the PNB market area.

PNB purchased property in Deposit, New York, on December 12, 2002. PNB also signed a building lease agreement dated April 19, 2004, that allowed the Bank to establish a presence on Front Street in the Town of Chenango in Broome County, New York. Permission to establish branches in these locations was received and the Deposit office opened on April 18, 2005, and the Town of Chenango office opened on June 6, 2005. With the addition of these offices, the Bank will be better able to serve its present customers as well as add new customers. However, the market areas will be substantially the same.

The PNB market area is situated between:
•	the city of Binghamton, Broome County, New York, located to the north;
•	the city of Scranton, Lackawanna County, Pennsylvania, to the south; and
•	Wilkes-Barre, Luzerne County, Pennsylvania, to the southwest.

Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or to the Scranton, Pennsylvania, area. The southern part of Susquehanna County tends to gravitate south for both employment and shopping, while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Wyoming County is home to a Proctor & Gamble manufacturing facility. This is an economic stimulus to Wyoming County and the surrounding areas.

Our offices are located in counties that would be considered sparsely populated, as they are made up of many small towns and villages. The latest population figures show Susquehanna County at approximately 42,000 and Wyoming County at approximately 30,000 residents. Both counties are experiencing growth, but not robust growth. Broome County has approximately 208,000 residents and the Town of Conklin has approximately 7,000 residents. The economy of Broome County has overall been hit hard and has lost many manufacturing jobs in the past ten years. This trend continues. Fortunately, the new employment centers are in the Town of Conklin and the neighboring Town of Kirkwood. Both towns border Susquehanna County, Pennsylvania. Interstate 81 runs north and south through the eastern half of Susquehanna County and has brought an influx of people from New Jersey and the Philadelphia area. These people have purchased homes and land to build homes that are used as vacation/recreation retreats and, quite often, become retirement homes.

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

The commercial loans offered by PNB include:
•	commercial real estate loans;
•	working capital;
•	equipment and other commercial loans;
•	construction loans;
•	SBA guaranteed loans; and
•	agricultural loans.

PNB’s commercial real estate loans are used primarily to provide financing for retail operations, manufacturing operations, farming operations, multi-family housing units, and churches. Commercial real estate secured loans are generally written for a term of 15 years or less or amortized over a longer period with balloon payments at shorter intervals. Personal guarantees are obtained on nearly all commercial loans. Credit analysis, loan review, and an effective collections process are also used to minimize any potential losses. PNB employs four full-time commercial lending officers. These four people are augmented by branch managers who are authorized to make smaller, less complex, commercial loans.

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

Consumer loans offered by PNB include:
•	residential real estate loans;
•	automobile loans;
•	manufactured housing loans;
•	personal installment loans secured and unsecured for almost any purpose;
•	student loans; and
•	home equity loans (fixed-rate term and open ended revolving lines of credit).

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

Loan growth remained steady in 2005 when compared to 2003 and 2004. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

Loan Approval
Individual loan authorities are established by PNB’s Board of Directors upon recommendation by the senior credit officer. In establishing an individual’s loan authority, the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The President of PNB, along with members of senior management, has the authority to approve loans up to $500,000 following an analysis and review by loan administration and a written recommendation by the Chief Credit Officer. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers’ loan committee. All loan requests which are either complex in nature or exceed $500,000 must be analyzed and reviewed by loan administration and presented with a recommendation to the full Board of Directors for approval or denial.

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

Deposit Activities
PNB also offers a full range of deposit and personal banking services insured by the FDIC, including commercial checking and small business checking products, cash management services, retirement accounts such as Individual Retirement Accounts (“IRA”), retail deposit services such as certificates of deposit, money market accounts, savings accounts, a variety of checking account products, automated teller machines (“ATM’s”), point of sale and other electronic services such as automated clearing house (“ACH”) originations, and other personal miscellaneous services. These miscellaneous services would include:
•	safe deposit boxes;
•	night depository services;
•	traveler’s checks;
•	merchant credit cards;
•	direct deposit of payroll and other checks;
•	U.S. Savings Bonds;
•	official bank checks; and
•	money orders.

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

Investment Products
In 1999, PNB entered into an agreement with T.H.E. Financial Services to hire a joint employee to sell investment products. An agent was hired and has an office located in the Bank’s Hallstead Plaza building. In September of 2003, T.H.E. Financial Services was acquired by Financial Network Investment Corporation (FNIC) of Torrance, California. PNB signed a contract dated September 29, 2003 with FNIC. PNB discontinued broker-dealer services with FNIC and contracted with Uvest Financial Services, Charlotte, North Carolina, effective September 6, 2005. In 2005, Peoples Financial Services Corp. has formed Peoples Advisors, LLC (“Advisors”) as a member-managed limited liability company under the laws of the Commonwealth of Pennsylvania, to be a wholly owned subsidiary of the Corporation, for the purpose of providing investment advisory services to the general public. Advisors had no activity in 2005.

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

PNB has posted its Code of Ethics for the chief executive officer, chief operation and financial officer, and controller. This policy can be found at our Website located at www.peoplesnatbank.com. Copies are also available upon request and free of charge for Shareholders without Web access.

STATISTICAL DISCLOSURES
The following statistical disclosures are included in Management’s Discussion and Analysis, Item 8 hereof, and are incorporated by reference in this Item 1:
•	Interest Rate Sensitivity Analysis;
•	Interest Income and Expense, Volume and Rate Analysis;
•	Investment Portfolio;
•	Loan Maturity and Interest Rate Sensitivity;
•	Loan Portfolio;
•	Allocation of Allowance for Loan Losses;
•	Deposits; and
•	Short-term Borrowings.

ITEM 1A RISK FACTORS

Changes in interest rates could reduce our income, cash flows and asset values.
Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings, but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.
Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.
Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses but that have not been identified as non-performing or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. Regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affects borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increase in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Competition may decrease our growth or profits.
We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, credit unions, consumer finance companies, insurance companies and money market funds. There is very strong competition among financial services providers in our principal service area. Our competitors may have greater resources, higher lending limits or larger branch systems than we do. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can. In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We may be adversely affected by government regulation
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our cost of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.
We are, and will continue to be, dependent upon the services of our management team. The unexpected loss of services of any key management personnel could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Environmental liability associated with lending activities could result in losses.
In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Failure to implement new technologies in our operations may adversely affect our growth or profits.
The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, or any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.
At December 31, 2005, our lending limit per borrower was approximately $5.8 million, or approximately 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

Market conditions may adversely affect our fee based investment business.
The Company receives fee based revenues from commissions from the sale of securities and investment advisory fees. In the event of decreased stock market activity, the volume of trading facilitated by Uvest Financial Services will in all likelihood decrease resulting in decreased commission revenue on purchases and sales of securities. In addition, investment advisory fees, which are generally based on a percentage of the total value of an investment portfolio, will decrease in the event of decreases in the values of the investment portfolios, for example, as a result of overall market declines.

ITEM 1B UNRESOLVED STAFF COMMENTS

NONE

ITEM 2 PROPERTIES

PNB has four full-service banking offices in Susquehanna County that are located in:
•	Borough of Susquehanna Depot;
•	Hallstead Plaza, Great Bend Township;
•	Borough of Hop Bottom; and
•	Montrose, Bridgewater Township.

PNB’s presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which opened in 1992, until the purchase of the two Mellon bank offices in 1997. The Wyoming County locations are:
•	Borough of Nicholson;
•	Meshoppen Township; and
•	Tunkhannock Borough.

The administrative/operations office of the Company and PNB is located at 50 Main Street, Hallstead, Pennsylvania. The following departments are located at that office:
•	commercial, mortgage and consumer lending operations;
•	executive offices;
•	marketing department;
•	human resources department;
•	deposit account support services;
•	data processing services; and
•	corporate accounting.

PNB began expanding its branch locations into New York in 2002. The latest updates on these expansions are:
•
The Bank had an office located in the Price Chopper Super Market in Norwich, Chenango County, New York. This office was purchased from Mohawk Community Bank, Amsterdam, New York, in March of 2002. A decision was made to close this office effective March 31, 2003, because of its distance from Hallstead, high lease payments, and lack of growth opportunity for our Bank in that area.

•
Subsequently, real estate was purchased in Conklin, New York, approximately 10 miles from Hallstead. Regulators approved permission to establish an office at that site and the official opening date was March 17, 2003. The office is located at 1026 Conklin Road and is approximately ten miles from the Administrative Office of PNB.

•
Also, on December 12, 2002, property was purchased at 108 Second Street, Town of Sanford, Village of Deposit, Broome County, New York. Regulatory approval was received to establish this second New York State office, and the official opening date of this office, which is located approximately 25 miles from the Administrative Office, was April 18, 2005.

•
The application was approved for the third New York State office located on Front Street in the Town of Chenango, Broome County. This office, which was officially opened on June 6, 2005, is approximately 20 miles from the Administrative Office.

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza, Meshoppen and Town of Chenango offices. The Hallstead Plaza and Meshoppen offices are subject to ground leases; and the Front Street office is subject to a building lease. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $2,535 to $38,496 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Nine of the ten offices provide drive-up banking services and eight offices have 24-hour ATM services.

ITEM 3 LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company’s management, these suits are without merit and should not result in judgments, which, in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company’s common stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Ferris, Baker Watts, Incorporated from Baltimore, Maryland, and Ryan Beck from Livingston, New Jersey, make a limited market in the Company’s common stock. The Company, and previously the Bank, have continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2005, there were 61,500 outstanding options to purchase the Company’s common stock. See Note 9 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2005, was $12.55 and on December 31, 2004, it was $13.42. As of December 31, 2005, the Company had approximately 1,038 shareholders of record. At such date, 3,155,670 shares of Common Stock were outstanding.

The following table reflects high and low bid prices for shares of the Company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK
	2005			2004
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$34.00	$36.25	$.19	$32.40	$33.55	$0.18
Second Quarter	$32.50	$34.00	$1.19	$33.00	$34.50	$0.18
Third Quarter	$30.25	$32.75	$.19	$33.05	$35.50	$0.18
Fourth Quarter	$30.75	$32.30	$.19	$34.10	$36.00	$0.19

The following table discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans {excluding securities reflected in column (a) }*
Equity compensation plans approved by stockholders	61,500	19.80	67,728
Equity compensation plans not approved by stockholders	0	0	0
Total	61,500	19.80	67,728
* Securities for future issuance are reserved and issued at the discretion of the Board of Directors on an annual basis.

The following table discloses the purchases made by the Company of shares of its common stock in the fourth quarter of 2005.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1, 2005 - October 31, 2005	0	0	0	112,659

November 1, 2005 - November 30, 2005	0	0	0	112,659

December 1, 2005 - December 31, 2005	0	0	0	112,659

TOTAL	0	0	0
(1) On December 27, 1995, the Board of Directors authorized the repurchase of 187,500 shares of the Company’s common stock from shareholders. On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares, of the Company’s common stock outstanding. Neither repurchase program stipulated an expiration date.

ITEM 6 SELECTED FINANCIAL DATA

Consolidated Financial Highlights	At and For the Years Ended December 31,
2005	2004	2003	2002	2001
(In Thousands, except Per Share Data)
Net Income	$4,476	$4,453	$5,564	$5,015	$4,836
Return of Average Assets	1.16%	1.18%	1.54%	1.52%	1.62%
Return on Average Equity	11.37%	10.84%	14.18%	14.30%	15.15%

Shareholders' Value
Earnings per Share, Basic	$1.42	$1.41	$1.76	$1.59	$1.52
Earnings per Share, Diluted	1.41	1.40	1.75	1.59	1.52
Regular Cash Dividends	0.76	0.73	0.65	0.59	0.48
Special Cash Dividends	1.00	0.00	0.00	0.00	0.00
Book Value	12.55	13.42	12.98	12.17	10.69
Market Value	31.45	36.00	32.40	20.00	17.33
Market Value/Book Value Ratio	250.60%	268.26%	249.61%	164.38%	162.20%
Price Earnings Multiple	22.14	x	25.59	x	18.41	x	12.57	x	11.40	x
Dividend Payout Ratio	53.50%	51.91%	36.96%	36.89%	31.62%
Dividend Yield	2.42%	2.03%	2.07%	3.03%	2.77%

Safety and Soundness
Stockholders' Equity/Asset Ratio	10.13%	11.16%	11.06%	11.05%	10.70%
Allowance for Loan Loss as a Percent of Loans	0.92%	1.12%	0.89%	0.87%	0.94%
Net Charge Offs/Total Loans	0.29%	0.17%	0.06%	0.03%	0.06%
Allowance for Loan Loss/Nonaccrual Loans	206.62%	132.77%	212.70%	567.45%	383.67%
Allowance for Loan Loss/Non-performing Loans	183.74%	116.29%	192.20%	367.87%	306.28%

Balance Sheet Highlights
Total Assets	$391,198	$379,375	$371,289	$346,842	$315,347
Total Investments	108,313	113,598	116,126	105,972	100,783
Net Loans	256,870	242,075	234,274	219,437	191,913
Allowance for Loan Losses	2,375	2,739	2,093	1,935	1,816
Short-term Borrowings	17,842	14,614	7,085	13,113	21,338
Long-term Borrowings	34,770	46,034	41,952	34,744	20,000
Total Deposits	296,962	274,775	279,700	259,187	238,891
Stockholders' Equity	$39,616	$42,354	$41,076	$38,323	$33,754

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company’s performance for the years-ending December 2005, 2004, and 2003. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. (the Company) is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates ten full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, Pennsylvania and Conklin, Village of Deposit and Town of Chenango, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna and Wyoming Counties in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2005, the Bank employed 103 full-time employees and 25 part-time employees.

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

As permitted by SFAS No. 123, the Company accounts for stock-based compensation in accordance with Accounting Principals Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any option granted under the Company stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. The Bank will not elect to use the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Statement No. 123(R) is effective for annual reporting periods beginning after December 15, 2005. Early application of Statement No. 123(R) is encouraged, but not required. Adopting Statement No. 123(R) on January 1, 2006 using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will increase by $3,000 for the year-ending December 31, 2006, for unvested stock options outstanding at December 31, 2005. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

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

The following table shows the net interest income on a fully-tax-equivalent basis for each of the three years-ending December 2005, 2004, and 2003.

TABLE 1

NET INTEREST INCOME
	Year-Ended December 31,
(In Thousands)	2005	2004	2003
Total Interest Income	$20,906	$19,959	$19,900
Tax Equivalent Adjustment	1,174	1,175	906
Total Tax Equivalent Interest Income	22,080	21,134	20,806
Total Interest Expense	8,248	7,084	7,574
Net Interest Income (Fully Tax Equivalent Basis)	$13,832	$14,050	$13,232

Table 2 includes the average balances, interest income and expense, and the average rates earned and paid for assets and liabilities. Yields on tax-exempt assets have not been calculated on a fully-tax-equivalent basis. For yield calculation purposes, non-accruing loans are included in average loan balances. Table 3 analyzes the components contributing to the changes in net interest income and indicates the impact in either changes in rate or changes in volume.

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differential
TABLE 2

	Year-Ended December 31, 2005			Year-Ended December 31, 2004			Year-Ended December 31, 2003
(In Thousands)	Average		Yield/	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real Estate	$108,887	$7,048	6.47%	$107,956	$7,045	6.53%	$108,030	$7,654	7.09%
Installment	17,587	1,304	7.41%	17,561	1,178	6.71%	17,862	1,252	7.01%
Commercial	104,317	7,058	6.77%	99,935	6,208	6.21%	93,781	5,907	6.30%
Tax Exempt	19,136	757	3.96%	14,937	593	3.97%	8,993	379	4.21%
Other Loans	632	53	8.39%	648	47	7.25%	627	44	7.02%
Total Loans	250,559	16,220	6.47%	241,037	15,071	6.25%	229,293	15,236	6.60%
Investment Securities (AFS)
Taxable	72,358	3,086	4.26%	72,816	3,152	4.33%	78,890	3,250	4.12%
Non-Taxable	39,386	1,523	3.87%	41,257	1,687	4.09%	30,515	1,380	4.52%
Total Securities	111,744	4,609	4.12%	114,073	4,839	4.24%	109,405	4,630	4.23%
Fed Funds Sold	2,093	77	3.68%	3,796	49	1.29%	2,922	34	1.16%
Total Earning Assets	364,396	$20,906	5.74%	358,906	$19,959	5.56%	341,620	$19,900	5.80%
Less: Allowance for Loan Losses	(2,601)			(2,398)			(2,027)
Cash and Due from Banks	6,526			6,535			6,598
Premises and Equipment, Net	5,565			4,644			4,331
Other Assets	12,167			11,130			10,502
Total Assets	$386,053			$378,817			$361,024
(In Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest Bearing Demand	$24,207	$169	0.70%	$26,282	$190	0.72%	$24,568	$217	0.88%
Regular Savings	72,597	1,258	1.73%	63,414	637	1.00%	58,926	763	1.29%
Money Market Savings	37,232	911	2.45%	39,778	559	1.41%	35,254	536	1.52%
Time	107,115	3,448	3.22%	111,431	3,392	3.04%	114,956	3,907	3.40%
Total Interest Bearing Deposits	241,151	5,786	2.40%	240,905	4,778	1.98%	233,704	5,423	2.32%
Other Borrowings	57,987	2,462	4.25%	53,957	2,306	4.27%	49,903	2,151	4.31%
Total Interest Bearing Liabilities	299,138	8,248	2.76%	294,862	7,084	2.40%	283,607	7,574	2.67%
Net Interest Spread		$12,658	2.98%		$12,875	3.16%		$12,326	3.13%
Non-Interest Bearing
Demand Deposits	45,574			41,315			36,607
Accrued Expenses and
Other Liabilities	1,959			1,554			1,572
Stockholder's Equity	39,382			41,086			39,238
Total Liabilities and
Stockholder's Equity	$386,053			$378,817			$361,024
Interest Income/Earning Assets			5.74%			5.52%			5.83%
Interest Expense/Earning Assets			2.26%			1.97%			2.22%
Net Interest Margin			3.47%			3.59%			3.61%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income
	2005 to 2004			2004 to 2003
(In Thousands)	Increase Decrease	Change Due to Rate	Volume	Increase Decrease	Change Due to Rate	Volume
Interest Income
Real Estate Loans	$3	$(57)	$60	$(609)	$(604)	$(5)
Installment Loans	126	124	2	(74)	(54)	(20)
Commercial Loans	850	554	296	301	(73)	374
Tax Exempt Loans	164	(2)	166	214	(22)	236
Other Loans	6	7	(1)	3	2	1
Total Loans	1,149	626	523	(165)	(751)	586
Investment Securities (AFS)
Taxable	(66)	(46)	(20)	(98)	165	(263)
Non-Taxable	(164)	(92)	(72)	307	(133)	440
Total Securities (AFS)	(230)	(138)	(92)	209	32	177
Time Deposits with Other Banks	0	0	0	0	0	0
Fed Funds Sold	28	91	(63)	15	4	11
Total Interest Income	947	579	368	59	(715)	774
Interest Expense
Interest Bearing Demand Deposits	(21)	(7)	(14)	(27)	(39)	12
Regular Savings Deposits	621	462	159	(126)	(171)	45
Money Market Savings Deposits	352	414	(62)	23	(41)	64
Time Deposits	56	195	(139)	(515)	(408)	(107)
Total Interest Bearing Deposits	1,008	1,064	(56)	(645)	(659)	14
Other Borrowings	156	(15)	171	155	(18)	173
Total Interest Expense	1,164	1,049	115	(490)	(677)	187

Net Interest Spread	$(217)	$(470)	$253	$549	$(38)	$587

Interest income on total loans increased in 2005. This increase of $1,149,000 is shown in Table 3. Higher interest rates had a positive impact on the Bank’s interest income of $579,000 in our year-to-year comparisons of loan interest income as shown in Table 3. Although loan growth had a positive impact on the bottom line of $368,000, it was the higher rates that played the largest part in the $947,000 increase in interest income. Table 2 shows the average balance in loans grew from $241,037,000 in 2004 to $250,559,000 in 2005. Investments declined from $114,073,000 in 2004 to $111,744,000 in 2005, and the interest income in total securities for the year shows a decrease of $230,000 compared to 2004. The decrease in rate had a negative impact on earnings of $138,000 as did the decline in the balance of the investment portfolio which took another $92,000 from earnings.

Interest income on taxable investments decreased $66,000 from 2004 due to fewer investments and lower rates. Average taxable investments, as shown in Table 2, were $72,358,000 in 2005 compared to $72,816,000 in 2004. Due to the lower rates, interest income on taxable investments only dropped $46,000. Interest income on non-taxable investments decreased $164,000 from 2004 due to lower rates and lower volume. Average non-taxable investments were $39,386,000 in 2005 compared to $41,257,000 in 2004. Interest income from federal funds sold increased $28,000 from 2004 to 2005 because of higher interest rates, as shown in Table 3. Average federal funds sold were $2,093,000 in 2005 compared to $3,796,000 in 2004.

For comparison, interest income on total loans decreased in 2004 from 2003. This decrease of $165,000 is shown in Table 3. Lower interest rates had a negative impact on the Bank’s earnings of $751,000 in our year-to-year comparisons of loan interest income as show in Table 3. Although loan growth had a positive impact on the bottom line of $586,000, it was not enough to keep the earnings on loans even with the previous year. Table 2 shows the average balance in loans grew from $229,293,000 in 2003 to $241,037,000 in 2004. A similar analysis can be seen in the total securities portfolio, but ending with different results because of rate. Investments grew from $109,405,000 in 2003 to $114,073,000 in 2004, the interest income for the year shows an increase of $211,000 compared to 2003. The increase in rate caused a positive impact to earnings of $34,000 as did the growth in the investment portfolio which added $177,000 more to earnings.

Interest income on taxable investments decreased $97,000 from 2003 to 2004 due to fewer investments in taxable securities. Average taxable investments, as shown in Table 2, were $72,816,000 in 2004 compared to $78,890,000 in 2003. Due to the higher rates however, interest income on taxable investments only dropped $97,000. Interest income on non-taxable investments increased $308,000 from 2003 due to more volume. Average non-taxable investments were $41,257,000 in 2004 compared to $30,515,000 in 2003.

On the interest expense side, overall interest expense increased by $1,164,000. Of the total increase, the largest portion is attributable to higher rates. The deposit interest costs increased $1,064,000 over 2004 costs because of rate. Costs for other borrowed funds increased by $156,000 over 2004 costs. The driver in this increase was the increase in borrowings. In 2004 the average balance of borrowed funds was $53,957,000 compared to the average balance of $57,987,000 in 2005.

For comparison, on the interest expense side, average deposits grew during 2004 by $7,201,000 when compared to 2003 as shown in the average balance comparisons in Table 2. This added more expense for 2004, as shown in Table 3, as $14,000 in the “Volume” column. The decrease in rates helped this side of the balance sheet with reducing interest expense by $659,000 on deposits. The rate effect also caused a decrease of $18,000 on borrowed funds. We did add more in other borrowings in 2004 as shown in Table 2. The average borrowings in 2003 were $49,903,000 compared to an average of $53,957,000 in 2004. Borrowing these funds cost the Bank an additional $173,000 for the year as shown in Table 3.

The net interest spread decreased by $217,000 from 2004. In the bottom line of Table 3, you can see that $470,000 of this decrease was related to the change in rates. The Bank was able to offset part of the negative impact of the rate environment with growth which contributed an increase of $253,000 to 2005 income.

For the final comparison, the net effect of the income and expense changes, comparing 2004 to 2003, is shown in the last row of Table 3. The Bank increased net interest income by $549,000 from 2003 to 2004. Net interest income was reduced by $38,000 in rate on its existing portfolio, and gained $587,000 in additional revenue from new business.

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

The provision for loan losses was $392,000, $1,050,000 and $289,000 for the years 2005, 2004, and 2003, respectively. Net charge-offs for 2005 were $756,000 compared to $404,000 in 2004. As of December 31, 2005, the allowance for loan loss was .92% of loans and at December 31, 2004, the ratio was 1.12% of loans. After allocation of reserves to all non-accrual and special-mention loans, as well as applying a percentage of outstanding loans based on the loss history of such loans in each category, the opinion of management was that the provision for loan loss was proper and sufficient. The ratio of allowance for loan loss to non-performing loans was 183.74% at year-end 2005 compared to 116.29% at year-end 2004 and 192.20% at year-end 2003.

The following table analyzes the increase in total other income by comparing the years-ending 2005, 2004 and 2003.

TABLE 4

NON-INTEREST INCOME

	December 31,			Variance 2005		Variance 2004
(In Thousands)	2005	2004	2003	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$1,749	$1,489	$1,296	$260	17.46%	$193	14.89%
Investment Division Commission Income	201	426	182	(225)	(52.82)%	244	134.07%
Earnings on Investment on Life Insurance	263	236	202	27	11.44%	34	16.83%
Other Income	372	429	249	(57)	(13.29)%	180	72.29%
Gains on Security Sales	222	296	662	(74)	(25.00)%	(366)	(55.29)%
Impairment of Securities	0	(1,144)	0	1,144	100.00%	(1,144)	100.00%
TOTAL Other Income	$2,807	$1,732	$2,591	$1,075	62.07%	$(859)	(33.15)%

OTHER INCOME
Non-Interest Income
Non-interest income includes items that are not related to interest rates, but rather to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2005, service charges and fees increased $260,000 or 17.46% compared to an increase of $193,000 in 2004, when compared to 2003, or 14.89%.

There was an overall increase in non-interest income of $1,075,000 in 2005. The increase of 62.07% in 2005 is due to an other-than-temporary security impairment incurred in the fourth quarter of 2004. At the time, the Company owned four preferred equity securities issued by FNMA and FHLMC with aggregate market value depreciation of 20% or more from the Company’s amortized cost basis of $5,000,000. Management had been closely monitoring the market valuations of those preferred equity securities and determined that due to adverse financial events surrounding those agencies that the best course of action, at the time, would be to record an other-than-temporary impairment on those securities in that reporting period under guidance provided by the Financial Accounting Standards Board (FASB). Thus, an impairment charge of $1,144,000 was recorded in non-interest income in the fourth quarter of 2004. Without that impairment charge in 2004, non-interest income would show an overall decrease of $69,000, or 2.40%, in 2005.

For comparison, there was an overall decrease in non-interest income of $859,000 in 2004 when compared to 2003. This decrease of 33.15% was due primarily to an other-than-temporary security impairment incurred in the fourth quarter of 2004. The Company owned four preferred equity securities issued by FNMA and FHLMC with aggregate market value depreciation of 20% or more from the Company’s amortized cost basis of $5,000,000. Management had been closely monitoring the market valuations of these preferred equity securities and adverse financial events regarding these agencies, and concluded that these securities were other-than-temporarily impaired under guidance provided by the Financial Accounting Standards Board (FASB). Thus, an impairment charge of $1,144,000 was recorded in other income in the fourth quarter of 2004. Without the security impairment in that year, non-interest income would have shown an increase of $285,000, or 11%.

A major component of non-interest income, which reflects an increase, is income realized on overdrafts of $1,249,000 in 2005 compared to $1,029,000 in 2004. The Company entered into an overdraft privilege program in June of 2004, which significantly increased the amount of overdraft fees recognized by the Company, with a full-year effect recognized in 2005. Commissions earned by the Investment Division in 2005 were $201,000, compared to $426,000 in 2004, a decrease of $225,000, or 52.82%. In 2005, the Bank scaled back the underwriting of annuities by its Licensed Bank Employees. Earnings on Investment in Life Insurance were $263,000 in 2005, compared to $236,000 in 2004, an increase of $27,000, or 11.44%. This was due to the purchase of an additional $2,000,000 in Bank Owned Life Insurance (BOLI) in June of 2004 and the associated earnings on the additional BOLI for the full twelve months in 2005, as opposed to seven months of earnings in 2004 on that same BOLI policy.

As with 2005, a major component of non-interest income, which reflected a significant increase in 2004, was income realized on overdrafts of $1,029,000 in 2004, compared to $845,000 in 2003. In addition to the overdraft fee being increased in the fourth quarter of 2003 to $30 from $25, the Company entered into an overdraft privilege program in June of 2004 which significantly increased the amount of overdraft fees recognized by the Company. Commissions earned by the Investment Division in 2004 were $426,000, compared to $182,000 in 2003, an increase of $244,000, or 134.07%. In 2004, the Bank added five Licensed Bank Employees to the Investment Division. These employees are licensed to sell life insurance and annuity products. Due to a high demand for these products within the Bank’s operating regions, sales and related commissions increased dramatically in 2004 when compared to 2003.

Other income was $372,000 in 2005, compared to $429,000 in 2004, a decrease of $57,000, or 13.29%. This was primarily due to the decrease of funds received as settlement of the net fraud claim involving certificates of deposit invested in through Entrust Group and Bentley Financial Services, Inc. to $27,000 in 2005. Related receipts in 2004 totaled $110,000. Lastly, in 2005, the Company had $222,000 in realized gains through sales of available-for-sale securities compared to $296,000 in 2004. This is a decrease of $74,000, or 25.00%.

Other income increased by $180,000, or 72.29%, in 2004 to $429,000, compared to $249,000 in 2003. The two major components of other income, which contributed to this increase, were 2004 receipts which surpassed the net fraud claim involving certificates of deposit invested in through Entrust Group and Bentley Financial Services, Inc., in the amount of $110,000, and fees earned through the sale of mortgage loans to the Federal Home Loan Bank of Pittsburgh, which amounted to $61,000 in 2004. Both of these events were new in 2004. Realized gains on the sale of available-for-sale securities were a component of non-interest income which showed a decrease in 2004. Realized gains in 2004 were $296,000, a decrease of $366,000, or 55.29%.

TABLE 5

NON-INTEREST EXPENSE
(In Thousands)	December 31,			Variance 2005		Variance 2004
	2005	2004	2003	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$4,423	$4,048	$3,694	$375	9.26%	$354	9.58%
Occupancy Expenses	564	489	442	75	15.34%	47	10.63%
Furniture and Equipment Expense	427	336	299	91	27.08%	37	12.37%
FDIC Insurance and Assessments	141	140	135	1.71%		5	3.70%
Professional Fees and Outside Services	471	297	240	174	58.59%	57	23.75%
Prepayment Penalty - FHLB	808	0	0	808	100.00%	0	0.00
Computer Services and Supplies	778	617	521	161	26.09%	96	18.43%
Taxes, Other Than Payroll and Income	324	383	311	(59)	(15.40)%	72	23.15%
Other Operating Expenses	1,676	1,780	1,592	(104)	(5.84)%	188	11.81%
Total Non-Interest Expense	$9,612	$8,090	$7,234	$1,522	18.81%	$856	11.83%

OTHER EXPENSE
Non-Interest Expense
Total non-interest expense increased $1,522,000 from $8,090,000 in 2004 to $9,612,000 in 2005. This is an increase of 18.81%.

Non-interest expense includes all other expenses associated with the Company. Salaries and related benefits is the largest expense in this category and it increased $375,000, or 9.26%, over year-end 2004. The full-time equivalent number of employees was 114 as of December 31, 2005, compared to 104 as of December 31, 2004 due to the addition of staff in 2005 when compared to 2004. A portion of the additional staff was hired in conjunction with 2005 branch expansion. In addition to the increased staff size, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense. In comparison, the increase in this category from 2003 to 2004 was 9.58%, or $354,000. New employees and annual salary increases, along with an increase for health insurance also were the reasons for the 2004 increase.

For comparison, salaries and related benefits increased $354,000, or 9.58%, in 2004 over year-end 2003. The full-time equivalent number of employees was 104 as of December 31, 2004, compared to 97 as of December 31, 2003 due to the addition of staff in 2004 when compared to 2003. A portion of the additional staff was hired in 2004 in preparation for the 2005 branch expansion. In addition to the increased staff size, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense.

Occupancy expense increased 15.34%, or $75,000, in 2005 as compared to 2004 when occupancy expense increased 10.63%, or $47,000. The increase in 2005 can be attributed to various factors which include; increased heating costs associated with the rise in energy prices experienced during the winter months of 2005, increased depreciation expense incurred on buildings and improvements placed in service for the Deposit, New York and Town of Chenango, New York offices opened in 2005 and lastly, additional property tax and lease costs associated with those offices.

This compares to 2004 when occupancy expense increased 10.63%, or $47,000, as compared to 2003. The increase in 2004 was attributed to increased heating costs experienced during the winter months of 2004.

Furniture and equipment expense increased in 2005 to $427,000, or 27.08%, compared to 2004 at $336,000 which was up from 2003 expenses of $299,000. The increase in 2005 is associated with depreciation expense incurred on additional computer software and equipment, as well as equipment and furnishings for the new Deposit, New York and Town of Chenango, New York offices placed in service in 2005.

For comparison, furniture and equipment expense increased in 2004 to $336,000, or 12.37%, compared to 2003 at $299,000. The increase in 2004 was associated with depreciation expense incurred on additional computer software and equipment placed in service in 2004.

Professional fees and outside services were $471,000 in 2005 which compares to $297,000 in 2004 and $240,000 in 2003. The increase in 2005 is due to increased costs incurred by the Company in relation to testing and compliance with section 404 of the Sarbanes-Oxley Act of 2002 and consulting performed in connection with the new overdraft privilege program which was implemented in June 2004, as well as various consulting and legal services incurred in 2005, which were not incurred in 2004.

For comparison, professional fees and outside services increased to $297,000 in 2004, compared to $240,000 in 2003. The increase in 2004 was also due to increased costs incurred by the Company in relation to testing and compliance with section 404 of the Sarbanes-Oxley Act of 2002, as well as consulting performed in connection with a new personal computer network and on-line teller system installed at the Bank’s branch offices.

Other non-interest expense was negatively impacted as the result of a prepayment penalty associated with the early retirement of long-term debt at the Federal Home Loan Bank of Pittsburgh. The penalty was incurred in conjunction with the prepayment of $10,000,000 in term borrowings and was in the amount of $808,000. This was a one-time charge in 2005, which was not incurred in 2004, nor will it be a recurring charge in future periods.

Computer services and supplies is another component of other expenses. This category covers the expense of data processing for the Company. In 2005, the expense was $778,000 compared to $617,000 in 2004 and $521,000 in 2003. The increases are due to costs associated with maintenance agreements for various computer equipment utilized in the operation of the Bank. With the introduction of an on-line teller system and internet banking services over the past two years, these costs have continued to rise.

Taxes, other than payroll and income, are another significant component of non-interest expense. In 2005, this expense decreased by $59,000, or 15.40%, to $324,000, compared to 2004 at $383,000. In 2005, shares tax owed to Pennsylvania was curtailed through credits received in conjunction with educational grants made to the Community Foundation of Susquehanna County in the amount of $90,000.

For comparison, taxes, other than payroll and income increased in 2004, to $383,000, compared to $311,000 in 2003, an increase considered to be normal.

Every other non-interest expense is in the category of other. In 2005, this expense decreased $104,000, or 5.84%, and the total for 2005 is $1,676,000. The remaining components in this figure were: the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Conklin branch offices at $262,000; directors’ and associate directors’ fees, and employee education costs of $297,000; stationary printing and supplies, $216,000; postage at $152,000; advertising at $151,000; and ATM expenses of $301,000. All were deemed to be in line with budget expectations.

This compares to 2004 when this expense increased $188,000, or 11.81%, from $1,592,000 in 2003. The biggest components in this figure again were: the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Conklin branch offices at $262,000; directors’ and associate directors’ fees, and employee education costs of $293,000; stationary printing and supplies, $171,000; postage at $147,000; advertising at $123,000; expenses associated with other real estate owned in the amount of $166,000; and ATM expenses of $238,000. These were also deemed to be in line with budget expectations, with the exception of expenses on other real estate owned which were dramatically increased due to the foreclosure of two large commercial loan accounts in 2003 and 2004.

FEDERAL INCOME TAXES
The provision for income taxes was $985,000 in 2005, compared to $1,014,000 in 2004 and $1,830,000 in 2003. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 18% in 2005, 19% in 2004, and 25% in 2003. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. The effective tax rate declined in 2005 and 2004 from 2003 due to lower pre-tax income and higher tax exempt income. Please refer to Note 9 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2005.

QUARTERLY RESULTS
Table 6 shows the quarterly results of operations for the Company for 2005. Interest Income increased in all four quarters of 2005. This was due to the Federal Reserve Bank’s rate increases which were implemented in 25 basis point increments and the resulting 25 basis point increase to the Prime Rate. These increases occurred at each meeting of the Federal Reserve’s Open Market Committee (FOMC) throughout 2005. By December 31, 2005, the overnight funds rate had increased eight times to 4.25% from 2.25% at the end of 2004 and the Prime Rate had increased to 7.25% from 5.25% at the end of 2004. Many of the Bank’s loans are tied directly to Prime and this, along with an overall 6.11% increase in loan balances, accounts for the increase in interest income.

Interest expense has also increased in all four quarters of 2005 due to the reasons outlined in the previous paragraph. Many deposit accounts are tied to indexes which reflect closely the short-end of the yield curve (Fed Funds) and therefore, as rates go up in 25 basis point increments, so does the resulting interest expense. As with loans, the 7.94% increase in interest-bearing deposits also played a key role in the increased interest expense in 2005.

Table 6 also shows that less gains were taken in sales of available-for-sale securities in 2005 when compared to 2004. This was due in part to increasing yields in the bond markets which increased with Federal Reserve rate increases. When this happens, yields within the Bank’s portfolio become less attractive and the marketability or market value of bonds in that portfolio decrease. The result is that the Bank has fewer securities that can be sold at a gain.

Other income increased steadily throughout 2005. The Bank implemented an overdraft privilege program in June of 2004. With this program, the Bank saw its overdraft fees increase in the latter half of 2004 and throughout 2005, the first full year on the program.

Other expenses fluctuated throughout 2005. Significant increases were incurred for professional services contracted for by the Bank in relation to testing and compliance with Section 404 of the Sarbanes Oxley Act of 2002, increased occupancy expenses experienced due to increased winter heating costs in 2005 and documented increases within salary and benefits as well as depreciation expense, both the result of the addition of two new offices in 2005. The largest fluctuation however, was due to the penalty incurred on the early retirement of FHLB debt. This occurred in the third quarter of 2005.

Earnings per common share remained stable throughout 2005. The decrease in the third quarter was the result of the prepayment penalty paid to the FHLB Pittsburgh in relation to the early retirement of $10,000,000 of long-term debt.

TABLE 6

Quarterly Results of Operations
(In Thousands, Except for Per Share Data)
	Quarter Ended 2005
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$5,007	$5,151	$5,284	$5,464
Interest Expense	(1,875)	(1,997)	(2,178)	(2,198)
Net Interest Income	3,132	3,154	3,106	3,266
Provision for Loan Loss	0	0	0	(392)
Securities Gains/Losses	25	109	53	35
Other Income	612	624	658	691
Other Expense	(2,168)	(2,384)	(3,045)	(2,015)
Income Before taxes	1,601	1,503	772	1,585
Income Taxes	(327)	(315)	(52)	(291)
Net Income	$1,274	$1,188	$720	$1,294
Basic Earnings per share	$0.40	$0.38	$0.23	$0.41
Diluted Earnings per share	$0.40	$0.38	$0.22	$0.41
	Quarter Ended 2004
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$4,973	$4,926	$5,017	$5,043
Interest Expense	(1,762)	(1,758)	(1,785)	(1,779)
Net Interest Income	3,211	3,168	3,232	3,264
Provision for Loan Loss	(159)	(741)	(150)	0
Securities Gains/Losses	55	21	105	115
Impairment of Security	0	0	0	(1,144)
Other Income	562	603	668	747
Other Expense	(1,974)	(2,037)	(2,042)	(2,037)
Income Before taxes	1,695	1,014	1,813	945
Income Taxes	(398)	(123)	(394)	(99)
Net Income	$1,297	$891	$1,419	$846
Basic Earnings per share	$0.41	$0.28	$0.45	$0.27
Diluted Earnings per share	$0.41	$0.28	$0.44	$0.27

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
Return on average assets (ROA) measures the Company’s net income in relation to its total average assets. The Company’s ROA for 2005 was 1.16%, compared to 1.18% in 2004.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE, average stockholders’ equity includes the effect of unrealized gains (losses), net of income taxes, on securities available for sale, reflected as accumulated other comprehensive income. Reference should be made to Note 3 in the Notes to Consolidated Financial Statements for an analysis of securities available for sale. The Company’s ROE for 2005 was 11.37%, compared to 10.84% for 2004.

FINANCIAL CONDITION
The Company’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Company has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds
 (In Thousands)
		2005			2004
	Average	Increase	(Decrease)	Average	Increase	(Decrease)	Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Real Estate Loans	$108,887	$931	0.86%	$107,956	$(74)	(0.07)%	$108,030
Consumer Loans	17,587	26	0.15%	17,561	(301)	(1.69)%	17,862
Commercial Loans	104,317	4,382	4.38%	99,935	6,154	6.56%	93,781
Tax Exempt Loans	19,136	4,199	28.11%	14,937	5,944	66.10%	8,993
Other Loans	632	(16)	(2.47)%	648	21	3.35%	627
Total Loans	250,559			241,037			229,293
Less Allowance for Loan Loss	(2,601)			(2,398)			(2,027)
Total Loans with Loan Loss	247,958	9,319	3.91%	238,639	11,373	5.00%	227,266
Taxable Securities (Include CDS)	72,358	(458)	(0.63)%	72,816	(6,074)	(7.70)%	78,890
Non-Taxable Securities	39,386	(1,871)	(4.53)%	41,257	10,742	35.20%	30,515
Total Securities	111,744	(2,329)	(2.04)%	114,073	4,668	4.27%	109,405
Fed Funds Sold	2,093	(1,703)	(44.86)%	3,796	874	29.91%	2,922
Total Uses	$361,795	$5,287	1.48%	$356,508	$16,915	4.98%	$339,593

		2005			2004		2003
	Average	Increase	(Decrease )	Average	Increase	(Decrease )	Average
Funding Sources	Balance	Amount	Balance	Amount	Percent	Percent	Balance

Interest Bearing Demand Deposits	$24,207	$(2,075)	(7.90)%	$26,282	$1,714	6.98%	$24,568
Regular Savings Deposits	72,597	9,183	14.48%	63,414	4,488	7.62%	58,926
Money Market Savings Deposits	37,232	(2,546)	(6.40)%	39,778	4,524	12.83%	35,254
Time Deposits	107,115	(4,316)	(3.87)%	111,431	(3,525)	(3.07)%	114,956
Total Interest Bearing Deposits	241,151	246	0.10%	240,905	7,201	3.08%	233,704
Other Borrowing	57,987	4,030	7.47%	53,957	4,054	8.12%	49,903
Short-Term Funds Borrowed	12,047			9,809			8,750
Long-Term Funds Borrowed	45,940			44,148			41,153
Total Funds Borrowed	57,987			53,957			49,903
Total Deposits and Funds Borrowed	299,138			294,862			283,607
Other Sources, net	62,657			61,646			55,986
Total Sources	$361,795			$356,508			$339,593

Total assets increased 3.12% to $391,198,000 in the year-ending December 31, 2005. The increase in total assets is attributable to increases in the loan portfolio. Of this loan growth, the most significant increase was in commercial loans which grew by $12,413,000, or 10.38%. Much of the loan growth was fueled by the overall growth in deposits which increased by $22,187,000, or 8.07%. The growth in deposits was somewhat offset on the liability side by the decrease in long-term borrowings of $11,264,000, or 24.47%. In 2004, total assets increased 2.1% to $379,375,000.

Investments at year-end 2005 totaled $108,313,000, compared to $113,598,000 on December 31, 2004, a decrease of $5,285,000, or 4.65%.

Short-term borrowings increased to $17,842,000 at year-end 2005, compared to $14,614,000 the previous year.

Loan Portfolio Types
In 2005, loans to commercial borrowers helped fuel the growth in net loans. Residential mortgage loans increased only slightly with lower interest rates and mortgage finance companies making growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In Thousands)
	Dec 2005	Dec 2004	Dec 2003	Dec 2002	Dec 2001
Commercial	$132,054	$119,641	$112,617	$95,113	$73,422
Residential Real Estate Mortgage	109,034	106,454	105,949	107,756	101,934
Consumer	17,780	18,375	17,525	18,385	18,414
Total Loans	258,868	244,470	236,091	221,254	193,770
Deferred Loans	377	344	276	118	(41)
Total Loans, net of Deferred	259,245	244,814	236,367	221,372	193,729
Allowance for Loan Loss	(2,375)	(2,739)	(2,093)	(1,935)	(1,816)
Net Loans	$256,870	$242,075	$234,274	$219,437	$191,913

Loans continued to increase in 2005, ending the year with $256,870,000 in net loans compared to $242,075,000 at year-end 2004, an increase of 6.11%. Commercial loans grew 10.38% to close the year at $132,054,000, compared to $119,641,000 at year-end 2004.

Mortgages were up 2.3% to $109,034,000, compared to $106,454,000 on December 31, 2004, an increase of $2,580,000. Although our mortgage portfolio grew modestly in 2005, there was an additional $2,180,000 sold to the FHLB of Pittsburgh. The Bank will continue to sell mortgages on the secondary market in order to attract and retain mortgage loans by offering more competitive rates and terms.

The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, net of non-accrual loans.

The Bank has 15.93% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank has 22.63% of its loan portfolio maturing. The over-five-year maturity group makes up 61.44% of the portfolio.

For comparison, at December 31, 2004, the Bank had 15.54% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank had 24.22% of its portfolio. The over-five-year maturity group made up 60.24% of the portfolio, which again reflected the Bank’s significant investment in mortgages. Mortgages were 42% of the total loan portfolio.

TABLE 9
(In Thousands)
	One Year	Over One Year	Over	Total
	Or Less	Within Five Years	Five Years	Loans
Commercial	$30,850	$31,468	$68,587	$130,905
Real-Estate Construction	0	0	0	0
Real-Estate Mortgage	5,446	19,239	84,349	109,034
Installment	4,747	7,618	5,415	17,780
Total	$41,043	$58,325	$158,351	$257,719

Total Loans with Predetermined Rates	15,850	28,635	33,721	78,206
Total Loans with Variable Rates	25,193	29,690	124,630	179,513
Total	$41,043	$58,325	$158,351	$257,719

Table 10 reflects the Company’s non-performing loans, which include non-accrual and past due loans 90 days or more and still accruing, for each of the past five years. A commercial loan is generally placed on non-accrual when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectibility of principal or interest even though the loan is currently performing. Consumer loans, including mortgages, are generally placed on non-accrual at 120 days. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.

TABLE 10

Non-performing Loans
(In Thousands)	December 31,
	2005	2004	2003	2002	2001
Non-accrual and Restructured	$1,105	$2,063	$984	$341	$473
Loans Past Due 90 or More Days, Accruing Interest	0	130	105	185	120
Total Nonperforming Loans	1,105	2,193	1,089	526	593
Foreclosed Assets	117	257	115	154	79
Total Nonperforming Assets	$1,222	$2,450	$1,204	$680	$672
Nonperforming Loans to Total Loans at Period-end	0.43%	0.91%	0.47%	0.24%	0.31%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	0.47%	1.01%	0.52%	0.31%	0.35%

Interest Income That Would Have Been Recorded Under
Original Terms	$59	$94	$62	$66	$70
Interest Income Recorded During the Period	$9	$35	$3	$17	$6

Commitments To Lend Additional funds	$0	$0	$0	$0	$0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2005, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgment is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

In 2005, asset quality remained high and past dues continued to remain level. Although trends continued to be positive, the Bank allotted $392,000 for provision for loan losses in 2005. The provision was due in part to the Bank down grading a large commercial loan to non-accrual and impaired status.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience
(In Thousands)
	Year ended,
	Dec 2005	Dec 2004	Dec 2003	Dec 2002	Dec 2001
Average Total Loans	$250,559	$241,037	$229,293	$210,919	$180,833

Balance at Beginning of Period	$2,739	$2,093	$1,935	$1,816	$1,918
Charge Offs
Commercial	633	335	94	19	25
Residential Real Estate	31	0	10	5	35
Installment	129	108	81	92	125
Total charge Offs	793	443	185	116	185
Recoveries
Commercial	0	12	21	24	14
Real Estate	0	0	5	1	14
Installment	37	27	28	30	35
Total Recoveries	37	39	54	55	63
Net Charge-Offs	756	404	131	61	122
Provision for Loan Losses	392	1050	289	180	20
Balance at End of Period	$2,375	$2,739	$2,093	$1,935	$1,816
Allowance for Credit Losses to Period-end Total Loans	0.92%	1.12%	0.89%	0.87%	0.94%
Allowance for Credit Losses to Non-accrual Loans	206.62%	132.77%	212.70%	567.45%	383.67%
Net Charge-Offs to Average Loans	0.29%	0.17%	0.06%	0.03%	0.07%

The following table details the allocation of the allowance for loan losses to various categories:

TABLE 12
Allocation of Allowances
(In Thousands)	Dec 2005	% of Loan Type to Total Loans	Dec 2004	% of Loan Type to Total Loans	Dec 2003	% of Loan Type to Total Loans
Commercial	$2,035	58.56%	$2,366	48.94%	$1,677	47.70%
Real Estate Mortgage	286	38.11%	272	43.54%	283	44.88%
Consumer	54	3.33%	101	7.52%	133	7.42%
Unallocated	0	N/A	0	N/A	0	N/A
Total Allowance for Loan Losses	$2,375	100.00%	$2,739	100.00%	$2,093	100.00%

(In Thousands)	Dec 2002	% of Loan Type to Total Loans	Dec 2001	% of Loan Type to Total Loans
Commercial	$1,447	42.54%	$1,363	37.90%
Real Estate Mortgage	296	48.77%	406	52.60%
Consumer	192	8.69%	47	9.50%
Unallocated	0	N/A	0	N/A
Total Allowance for Loan Losses	$1,935	100.00%	$1,816	100.00%

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

Securities available-for-sale decreased by $5,285,000 in 2005. The securities available-for-sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate-debt securities, and equity securities. At December 31, 2005, the unrealized loss on securities available-for-sale included in stockholders’ equity totaled $961,000, net of tax, compared to unrealized gains of $618,000, net of tax, at December 31, 2004. The weighted-average maturity of the securities available-for-sale portfolio was nine years at December 31, 2005, with a weighted-average yield of 4.06%.

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2005.

TABLE 13

Securities by Maturities
(Amortized Cost)

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
(In Thousands)	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-Sale
US Government Agency	$4,026	3.52%	$21,051	3.66%	$0	0.00%	$0	0.00%	$25,077	3.64%
State/County/Municipal Obligations	195	5.20%	17,450	3.38%	13,210	3.87%	9,565	4.61%	40,420	3.84%
Mortgage-Backed Securities	4,114	4.35%	10,483	4.23%	10,186	4.51%	1,583	4.71%	26,366	4.39%
Corporate/Other Securities	5,513	6.08%	4,473	4.61%	1,000	3.63%	0	0.00%	10,986	5.26%
Preferred Equity Securities	0	0.00%	0	0.00%	0	0.00%	2,366	5.08%	2,366	5.08%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	4,554	2.94%	4,554	2.94%
TOTAL Available-for-Sale	$13,848	4.81%	$53,457	3.76%	$24,396	4.13%	$18,068	4.26%	$109,769	4.06%

Table 14 shows the balance of securities for the past three years on December 31. More details on securities can be found in Note 3 of the Consolidated Financial Statement.

TABLE 14

Securities (Fair Value)

(In Thousands)
	2005	2004	2003
U. S. Government/Agency Obligations	$24,604	$23,207	$20,417
State/Municipal Obligations	40,477	40,961	40,440
Mortgage-backed Securities	25,563	23,363	27,900
Other Securities	17,669	26,067	27,369
Total Securities Available-for-Sale	$108,313	$113,598	$116,126

DEPOSITS
Table 15 shows average deposit balances and rates for 2005, 2004 and 2003. Growth was experienced in average total interest-bearing deposits in 2005. Overall average deposits on interest-bearing accounts increased $246,000 to $241,151,000 as of December 31, 2005, compared to average total deposits of $240,905,000 at year-end 2004. Average non-interest-bearing deposits grew $4,259,000, or 10.3%, as shown in Table 15, ending 2005 with an average of $45,574,000 compared to $41,315,000 as of year-end 2004.

Deposit growth in average deposits came from savings accounts gaining $9,183,000 from December 31, 2004 to December 31, 2005. Average time deposits decreased $4,316,000, or 2.58%, to end 2005 at $107,115,000 as compared to $111,431,000 as of year-end 2004.

TABLE 15

Average Deposits and Other Borrowings
(In Thousands)
	2005			2004			2003
	Amount	Rate	Diff $	Amount	Rate	Diff $	Amount	Rate
Interest Bearing Demand Deposits	$24,207	0.70%	$(2,075)	$26,282	0.72%	$1,714	$24,568	0.88%
Savings Deposits	72,597	1.73%	9,183	63,414	1.00%	4,488	58,926	1.29%
Money Market Savings	37,232	2.45%	(2,546)	39,778	1.41%	4,524	35,254	1.52%
Time Deposits	107,115	3.22%	(4,316)	111,431	3.04%	(3,525)	114,956	3.40%
Total Interest Bearing Deposits	241,151	2.40%	246	240,905	1.98%	7,201	233,704	2.32%
Other Borrowings	57,987	4.25%	4,030	53,957	4.27%	4,054	49,903	4.31%
Total Interest Bearing Liabilities	299,138	2.76%	4,276	294,862	2.40%	11,255	283,607	2.67%
Non-Interest Bearing Demand Deposits	45,574		4,259	41,315		4,708	36,607
Total	$344,712	2.98%	8,535	$336,177	2.11%	$15,963	$320,214	2.36%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits of $100,000 and over are distributed over all four categories, showing no particular period with a concentration that would pose a liquidity risk to the Bank. Table 16 shows the dollar amount of large time deposits in each time category as well as the overall percentage of each category.

TABLE 16

Maturities

(In Thousands)	2005
	Amount	Percent
Three Months or Less	$5,247	24.26%
Over Three Month through Six Months	2,996	13.86%
Over Six Months through Twelve Months	8,038	37.17%
Over Twelve Months	5,343	24.71%
Total	$21,624	100.00%

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

TABLE 17
Borrowed Funds

(In Thousands)
	2005	2004
Other Short-Term Borrowings	$17,842	$14,614
FHLB Long-Term Borrowings	34,770	46,034
Total	$52,612	$60,648

CAPITAL ACCOUNTS
Total stockholders’ equity decreased 6.46%, or $2,738,000, from year-end 2004 to finish at $39,616,000. The decrease to stockholders’ equity was the result of a special $1.00 per share dividend that was paid to all stockholders of record as of April 15, 2005. The special dividend was paid in commemoration of the Bank’s 100th Anniversary and was in the amount of $3,151,000. A common ratio used to determine the effective use of capital is the return on average equity. For the year-ended December 31, 2005, this ratio was 11.37%, compared to 10.84% at December 31, 2004. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2005, the equity-to-assets ratio was 10.13%, compared to 11.16% at year-end 2004. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

Compare these results to 2004 when total stockholders’ equity increased 3.11%, or $1,278,000, over year-end 2003. This growth was primarily attributable to retained earnings. The return on average equity for the year-ending December 31, 2004 ratio was 10.84% compared to 14.18% at December 31, 2003. At year-end 2004, the equity-to-assets ratio was 11.16% compared to 11.06% at year-end 2003.

Retained earnings increased capital by $4,476,000 in 2005 and dividends reduced that number by $5,542,000. The investment portfolio decreased in value by $1,579,000, net of tax in 2005. Since all of our investments are available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $93,000 in net treasury stock purchases reduced the capital account to equal the total net change. From time to time, the Company has purchased PFSC stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan and stock compensation plan. During the year 2005, 10,215 shares were purchased in this manner. There were 10,084 shares issued from the treasury stock account by individuals exercising options and for the dividend reinvestment plan during 2005. The investment banking firms of Ferris, Baker Watts, Incorporated and Ryan Beck & Co. have been known to make markets in PFSC common stock.

Net Income increased capital by $4,453,000 in 2004 and dividends reduced that number by $2,311,000. The investment portfolio depreciated in value by $377,000 in 2004. Again, since all of our investments were available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $487,000 in net treasury stock sales reduced the capital account to equal the total net change.

The following table represents the Company’s capital position as it compares to the regulatory guidelines at December 31, 2005.

TABLE 18

Capital Ratios

(In Thousands)
	December 31	December 31	Regulatory
	2005	2004	Requirement

Tier 1 capital to risk-weighted assets	13.93%	15.02%	4.00%
Total capital to risk-weighted assets	14.78%	16.05%	8.00%
Tier 1 capital to average assets-leverage ratio	10.10%	10.57%	4.00%

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

The following sets forth the Company’s interest sensitivity analysis as of December 31, 2005:

TABLE 19

Statement of Interest Sensitivity Gap
(In Thousands)
	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$49,182	$16,717	$36,651	$128,462	$37,233
Securities	6,555	8,639	7,781	49,724	35,614
Federal Funds Sold	0	0	0	0	0
Total Rate Sensitive Assets	46,737	25,356	44,432	178,186	72,847
Cumulative Rate Sensitive Assets	$46,737	$72,093	$116,525	$294,711	$367,558
RATE SENSITIVE LIABILITIES
Interest Bearing Checking	$202	$202	$403	$3,229	$20,852
Money Market Deposits	319	319	637	5,099	32,928
Regular Savings	969	631	1,263	10,106	65,267
CDs and IRAs	15,677	12,839	42,202	34,269	2,772
Short-term Borrowings	17,842	0	0	0	0
Long-term Borrowings	30,000	0	0	2,585	2,185
Total Rate Sensitive Liabilities	65,009	13,991	44,505	55,288	124,004
Cumulative Rate Sensitive Liabilities	$65,009	$79,000	$123,505	$178,793	$302,797

Period Gap	$(18,272)	$11,365	$(73)	$122,898	$(51,157)
Cumulative Gap	$(18,272)	$(6,907)	$(6,980)	$115,918	$64,761
Cumulative RSA to RSL	71.89%	91.26%	94.35%	164.83%	121.39%
Cumulative Gap to Total Assets	(4.67)%	(1.77)%	(1.78)%	29.63%	16.55%

The measured pace of tightening by the Federal Reserve’s Open Market Committee (FOMC), which started on June 30, 2004, continued through 2005. For the year-ended December 31, 2005, the overnight Fed Funds Rate was increased in 25 basis point increments eight times, ending the year at 4.25%. The effect of the tightening has been a flattening of the yield curve. While the short end of the curve has moved up in conjunction with the Fed Funds Rate, the long end of the curve, which is not controlled by the FOMC, has not moved upward. The result of this flattening is that the net interest margin in 2005 decreased to 3.47% when compared to the net interest margin of 3.59% for the year-ended December 31, 2004. Compare these results to 2004 when the Fed Funds rate was increased 125 basis points. The result was a net interest margin that fell to 3.55% for the year-ended December 31, 2004, compared to 3.61% for the year 2003.

LIQUIDITY
The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, loan payments on existing loans or investments available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2005, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $161,871,000. During the Year 2005, maturities and sales of investments, increases in deposits, and short-term borrowings provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The following table represents the aggregate on-and-off balance sheet contractual obligations to make future payments.

Table 20

Contractual Obligations
(In Thousands)	December 31

	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total

Time Deposits	$70,719	$25,298	$8,971	$2,772	$107,760
Long-term Debt	1,160	9,413	488	23,709	34,770
Operating Leases	71	125	84	468	748
	$71,950	$34,836	$9,543	$26,949	$143,728

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE-SHEET ARRANGEMENTS
The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance-sheet instruments. Unused commitments, at December 31, 2005, totaled $31,468,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As previously stated in this document, the Federal Reserve Bank raised the Fed Funds Rate a total of eight times in 2005, all of which were 25 basis point increases. While short-term rates have been increasing since June of 2004, longer rates have remained somewhat stationary. This has caused a flattening to inversion of the yield curve which in the long run can have an effect of slowing the Bank’s earnings growth. This is due to the payment of higher, short-term deposit interest while at the same time experiencing little or no additional interest income from longer maturity loans. With this being said, the Bank monitors this interest sensitivity on a monthly basis. The model used by the Bank shows interest rate sensitivity exceptions in the twelve-month period testing at the positive 100, 200 and 300 basis point scenario and the negative 300 basis point scenario. The results of the latest simulation follow. The simulation shows a possible decrease in net interest income of 3.21%, or $420,000, in a +200 basis point rate shock scenario over a one-year period. An increase of .76%, or $99,000, is shown in the model at a -200 basis point rate shock. The Bank will continue to monitor this rate sensitivity going forward. See previous discussion on Interest Rate Sensitivity.

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
Hallstead, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and its subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and its subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peoples Financial Services Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
February 10, 2006

Peoples Financial Services Corp. and Subsidiary

Consolidated Balance Sheets
	December 31,
	2005	2004
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$6,457	$5,903
Interest bearing deposits in other banks	239	102

Cash and Cash Equivalents	6,696	6,005
Securities available for sale	108,313	113,598
Loans receivable, net of allowance for loan losses 2005 $2,375; and 2004 $2,739	256,870	242,075
Premises and equipment, net	5,837	4,904
Accrued interest receivable	1,827	1,987
Intangible assets	1,630	1,892
Other assets	10,025	8,914

Total Assets	$391,198	$379,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$46,777	$42,999
Interest-bearing	250,185	231,776

Total Deposits	296,962	274,775

Short-term borrowings	17,842	14,614
Long-term borrowings	34,770	46,034
Accrued interest payable	622	550
Other liabilities	1,386	1,048

Total Liabilities	351,582	337,021

STOCKHOLDERS’ EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,155,670 shares and 3,155,801 shares December 31, 2005 and December 31, 2004 respectively	6,683	6,683
Surplus	2,995	2,821
Retained earnings	34,599	35,665
Accumulated other comprehensive income (loss)	(961)	618
Treasury stock, at cost, 2005 185,581 shares; 2004 185,450 shares	(3,700)	(3,433)

Total Stockholders’ Equity	39,616	42,354

Total Liabilities and Stockholders’ Equity	$391,198	$379,375

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiary

Consolidated Statements of Income
	Years Ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$16,220	$15,071	$15,236
Securities:
Taxable	3,086	3,152	3,250
Tax-exempt	1,523	1,687	1,380
Other	77	49	34
Total Interest Income	20,906	19,959	19,900

INTEREST EXPENSE
Deposits	5,786	4,778	5,423
Short-term borrowings	319	133	114
Long-term borrowings	2,143	2,173	2,037
Total Interest Expense	8,248	7,084	7,574

Net Interest Income	12,658	12,875	12,326

PROVISION FOR LOAN LOSSES	392	1,050	289

Net Interest Income after Provision for Loan Losses	12,266	11,825	12,037

OTHER INCOME
Customer service fees	1,749	1,489	1,296
Investment division commission income	201	426	182
Earnings on investment in life insurance	263	236	202
Other income	372	429	249
Net realized gains on sales of securities available for sale	222	296	662
Impairment of security	0	(1,144)	0
Total Other Income	2,807	1,732	2,591

OTHER EXPENSES
Salaries and employee benefits	4,423	4,048	3,694
Occupancy	564	489	442
Equipment	427	336	299
FDIC insurance and assessments	141	140	135
Professional fees and outside services	471	297	240
Prepayment penalty - FHLB	808	0	0
Computer service and supplies	778	617	521
Taxes, other than payroll and income	324	383	311
Other	1,676	1,780	1,592
Total Other Expenses	9,612	8,090	7,234

Income before Income Taxes	5,461	5,467	7,394
FEDERAL INCOME TAXES	985	1,014	1,830
Net Income	$4,476	$4,453	$5,564

EARNINGS PER SHARE
Basic	$1.42	$1.41	$1.76
Diluted	$1.41	$1.40	$1.75

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, Except Per Share Data)
BALANCE - DECEMBER 31, 2002	$4,455	$4,617	$30,016	$2,096	$(2,861)	$38,323
Comprehensive income:
Net income	0	0	5,564	0	0	5,564
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,101)	0	(1,101)

Total Comprehensive Income						4,463
Cash dividends declared, $.65 per share	0	0	(2,057)	0	0	(2,057)
Shares issued from treasury related to stock purchase plans (17,293 shares)	0	229	0	0	152	381
Purchase of treasury stock (1,671 shares)	0	0	0	0	(34)	(34)
Three-for-two stock split	2,228	(2,228)	0	0	0	0

BALANCE - DECEMBER 31, 2003	6,683	2,618	33,523	995	(2,743)	41,076
Comprehensive income:
Net income	0	0	4,453	0	0	4,453
Net change in unrealized gains (losses)on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(377)	0	(377)

Total Comprehensive Income						4,076
Cash dividends declared, $.73 per share	0	0	(2,311)	0	0	(2,311)
Shares issued from treasury related to stock option plan (13,920 shares)	0	203	0	0	123	326
Purchase of treasury stock (23,742 shares)	0	0	0	0	(813)	(813)

BALANCE - DECEMBER 31, 2004	6,683	2,821	35,665	618	(3,433)	42,354
Comprehensive income:
Net income	0	0	4,476	0	0	4,476
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,579)	0	(1,579)

Total Comprehensive Income						2,897
Cash dividends declared, ($1.76 per share)	0	0	(5,542)	0	0	(5,542)
Shares issued from treasury related to stock purchase plans (10,084 shares)	0	174	0	0	89	263
Purchase of treasury stock (10,215 shares)	0	0	0	0	(356)	(356)

BALANCE - DECEMBER 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiary

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Cash Flows from Operating Activities
Net income	$4,476	$4,453	$5,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	753	654	593
Provision for loan losses	392	1,050	289
Loss on sale of equipment	-	-	18
(Gain) loss on sale of other real estate	(85)	-	6
Net amortization of securities premiums and discounts	578	565	752
Net realized gains on sales of securities	(222)	(296)	(662)
Deferred income taxes (benefit)	274	(300)	(111)
Net increase in cash surrender value of life insurance	(263)	(236)	(202)
Impairment of security	-	1,144	-
Proceeds from the sale of loans	2,076	3,429	-
Net gain on sale of loans	(33)	(50)	-
Loans originated for sale	(2,180)	(3,379)	-
(Increase) decrease in assets:
Accrued interest receivable	160	60	119
Other assets	(459)	154	1,176
Increase (decrease) in liabilities:
Accrued interest payable	72	(54)	(52)
Other liabilities	338	176	53
Net Cash Provided by Operating Activities	5,877	7,370	7,543
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	27,122	28,121	27,049
Proceeds from maturities of and principal repayments on available for sale securities	16,960	13,209	30,588
Purchase of available for sale securities	(41,545)	(40,786)	(69,399)
Net increase in loans	(15,157)	(9,407)	(15,240)
Purchase of investment in life insurance	-	(2,000)	-
Proceeds from sale of equipment	-	-	7
Purchase of premises and equipment	(1,424)	(860)	(962)
Proceeds from sale of other real estate	342	414	147
Net Cash Used in Investing Activities	(13,702)	(11,309)	(27,810)
Cash Flows from Financing Activities
Increase (decrease) in deposits	22,187	(4,925)	20,513
Proceeds from long-term borrowings	12,200	5,000	8,000
Repayment of long-term borrowings	(23,464)	(918)	(792)
Net increase (decrease) in short-term borrowings	3,228	7,529	(6,028)
Proceeds from sale of treasury stock	263	326	381
Purchase of treasury stock	(356)	(813)	(34)
Cash dividends paid	(5,542)	(2,311)	(2,057)
Net Cash Provided by Financing Activities	8,516	3,888	19,983
Increase (Decrease) in Cash and Cash Equivalents	691	(51)	(284)
Cash and Cash Equivalents - Beginning	6,005	6,056	6,340
Cash and Cash Equivalents - Ending	$6,696	$6,005	$6,056

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2005	2004	2003
		(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,176	$7,138	$7,626
Income taxes paid	$957	$1,200	$2,162
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$117	$556	$114

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiary

Notes to Consolidated Financial Statements
Note 1 - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Peoples Financial Services Corp. and its wholly-owned subsidiary, Peoples National Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has formed Peoples Advisors, LLC as a member-managed liability company under the laws of the Commonwealth of Pennsylvania to be a wholly owned subsidiary of the Company, for the purpose of providing investment advisory services to the general public. The subsidiary was not active as of the date of this report.

Nature of Operations

The Company provides a variety of financial services, through the Bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting. In 2002, the Company started operating in New York with an office located in Norwich. The Company opened an office in Conklin, New York, in March 2003 at which time the Norwich office was closed and its deposits transferred to the Conklin office. The Company opened two new offices in 2005, Deposit, New York, April 2005, and the Town of Chenango, New York, June 2005. The Bank’s primary deposits are checking accounts, savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation of the Federal Reserve Bank.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in northern Lackawanna, Susquehanna and Wyoming Counties of Pennsylvania, and Broome County of New York. Note 3 discusses the types of securities in which the Company invests. The concentrations of credit by type of loan are set forth in Note 4. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

Presentation of Cash Flows

For purposes of cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits in other banks and federal funds sold.

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

Common equity securities include restricted investments, primarily Federal Home Loan Bank and Federal Reserve Bank stock which are carried at cost and investments in bank stocks which are carried at fair value. Federal law requires a member institution of the Federal Home Loan Bank and the Federal Reserve Bank to hold stock according to a predetermined formula.

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

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Company had one mortgage of $137,000 held for sale at December 31, 2005 and no loans held for sale at December 31, 2004.

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

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

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

Transfers of Financial Assets

Transfers of financial assets, which include loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method. These intangible assets were $1,630,000 and $1,892,000, net of accumulated amortization of $2,257,000 and $1,995,000 at December 31, 2005 and 2004, respectively. Amortization expense was $262,000 for each of the years-ended December 31, 2005, 2004 and 2003, respectively. Amortization expense is estimated to be $262,000 per year for the next five years.

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

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $7,036,000 and $6,773,000 at December 31, 2005 and 2004, respectively.

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

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years-ended December 31, 2005, 2004 and 2003 was $151,000, $123,000, and $77,000, respectively.

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

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

Earnings per Common Share (Continued)

The following table shows the amounts used in computing earnings per share for the years-ended December 31, 2005, 2004 and 2003:

	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)

2005:
Basic EPS	$4,476	3,151	$1.42
Dilutive effect of potential common stock, stock options	0	17.01

Diluted EPS	$4,476	3,168	$1.41

2004:	$4,453	3,166	$1.41
Basic EPS
Dilutive effect of potential common stock, stock options	0	21.01

Diluted EPS	$4,453	3,187	$1.40

2003:
Basic EPS	$5,564	3,161	$1.76
Dilutive effect of potential common stock, stock options	0	18	0.01

Diluted EPS	$5,564	3,179	$1.75

Comprehensive Income

Accounting principles generally accepted in the United States generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years-ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$(2,170)	$(1,420)	$(1,006)
Reclassification adjustment for (gains) losses realized in net income	(222)	848	(662)

Net Unrealized Gains (Losses)	(2,392)	(572)	(1,668)

Tax effect	813	195	567

Net of Tax Amount	$(1,579)	$(377)	$(1,101)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs have been recognized for options granted in 2005, 2004 and 2003. Had compensation costs for stock options granted in 2005, 2004 and 2003 been determined based on the fair value at the grant dates for awards under the plan consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years-ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(In Thousands, except Per Share Amounts)
Net income as reported	$4,476	$4,453	$5,564
Total stock-based compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards.	(26)	(31)	(2)

Pro forma net income	$4,450	$4,422	$5,562

Basic earnings per share:
As reported	$1.42	$1.41	$1.76
Pro forma	$1.41	$1.40	$1.75

Diluted earnings per share:
As reported	$1.41	$1.40	$1.75
Pro forma	$1.40	$1.39	$1.75

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 4.31%, 3.89%, and 3.23%; volatility of 20%, 20%, and 11%; dividend yield of 2.47%, 2.14%, and 2.15%; and an expected life of six years. The weighted-average fair value of options granted was $6.43 per share in 2005, $6.99 per share in 2004; and $3.39 per share in 2003.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such period using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. Statement No. 123(R) is effective for annual periods beginning after June 15, 2005 (i.e. first quarter 2006 for the Company). Early application of Statement No. 123(R) is encouraged, but not required.

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

The Company will adopt the modified prospective method. Using the modified prospective method, the Company will record stock-based compensation expense, net of related tax effects, of approximately $3,000 in 2006, $3,000 in 2007, and $1,000 in 2008 for unvested stock options outstanding at December 31, 2005. Any additional impact that the adoption of this Statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods. There is no impact on cash flows.

In October 2005, the FASB issued FASB Staff Position FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and it will not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for the Company the first quarter of fiscal 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

Peoples Financial Services Corp. and Subsidiary

Note 1 - Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

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

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on the Company’s financial position in fiscal 2005.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. Statement No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Statement No. 154 replaces APB Opinion 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain items in the 2004 financial statements have been reclassified to conform with 2005 presentation. These reclassifications had no effect on net income.

Peoples Financial Services Corp. and Subsidiary

NOTE 2 - SECURITIES

At December 31, 2005 and 2004, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2005:
U.S. Government agencies and corporations	$25,077	$2	$(475)	$24,604
Obligations of state and political subdivisions	40,420	440	(383)	40,477
Corporate debt securities	10,986	73	(143)	10,916
Mortgage-backed securities	26,366	23	(826)	25,563
Preferred equity securities	2,366	-	(240)	2,126
Common equity securities	4,554	73	-	4,627
Total	$109,769	$611	$(2,067)	$108,313

December 31, 2004:
U.S. Government agencies and corporations	$23,304	$114	$(211)	$23,207
Obligations of state and political subdivisions	40,255	1,042	(336)	40,961
Corporate debt securities	18,361	507	(48)	18,820
Mortgage-backed securities	23,492	147	(276)	23,363
Preferred equity securities	3,856	-	-	3,856
Common equity securities	3,391	-	-	3,391
Total	$112,659	$1,810	$(871)	$113,598

The amortized cost and fair value of securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$8,712	$8,736
Due after one year through five years	27,118	26,610
Due after five years through ten years	6,003	6,044
Due after ten years	34,650	34,607
	76,483	75,997
Mortgage-backed securities	26,366	25,563
Equity securities	6,920	6,753
	$109,769	$108,313

Peoples Financial Services Corp. and Subsidiary

Note 2 - Securities (Continued)

Proceeds from sale of available-for-sale securities during 2005, 2004 and 2003 were $27,122,000, $28,121,000, and $27,049,000, respectively. Gross gains realized on these sales were $463,000, $312,000, and $671,000, respectively. Gross losses on these sales were $241,000, $16,000, and $9,000, respectively.

Securities with a carrying value of $33,389,000 and $35,685,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$8,895	$(98)	$14,123	$(377)	$23,018	$(475)
Obligations of state and political subdivisions	12,360	(178)	10,772	(205)	23,132	(383)
Corporate debt securities	996	(40)	2,343	(103)	3,339	(143)
Mortgage-backed securities	13,974	(307)	10,378	(519)	24,352	(826)
Preferred equity securities	2,126	(240)	0	0	2,126	(240)
Total Temporarily Impaired Securities	$38,351	$(863)	$37,616	$(1,204)	$75,967	$(2,067)

December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$11,970	$(82)	$5,957	$(129)	$17,927	$(211)
Obligations of state and political subdivisions	12,089	(136)	7,366	(200)	19,455	(336)
Corporate debt securities	2,439	(48)	0	0	2,439	(48)
Mortgage-backed securities	11,344	(136)	5,204	(140)	16,548	(276)
Total Temporarily Impaired Securities	$37,842	$(402)	$18,527	$(469)	$56,369	$(871)

Peoples Financial Services Corp. and Subsidiary

Note 2 - Securities (Continued)

In management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. At December 31, 2005 and 2004, the Company had 122 and 83 securities respectively, in an unrealized loss position. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

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

At December 31, 2004, the Company held four preferred equity securities issued by FNMA and FHLMC with aggregate market value depreciation of 20% or more from the Company’s amortized costs basis of $5,000,000. Management had been closely monitoring the market valuations of these preferred equity securities and adverse financial events regarding these agencies, and had concluded that these equity securities were other-than-temporarily impaired as of December 31, 2004. An impairment charge of $1,144,000 pre-tax ($755,000 after tax) was recorded in the fourth quarter of 2004.

Peoples Financial Services Corp. and Subsidiary

Note 3 - Loans Receivable

The composition of loans receivable at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(In Thousands)
Commercial	$60,599	$52,705
Real estate:
Commercial	71,455	66,936
Residential	109,034	106,454
Consumer	17,780	18,375

	258,868	244,470
Unearned net loan origination fees and costs	377	344
Allowance for loan losses	(2,375)	(2,739)
	$256,870	$242,075

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Balance, beginning	$2,739	$2,093	$1,935
Provision for loan losses	392	1,050	289
Recoveries	37	39	54
Loans charged off	(793)	(443)	(185)
Balance, ending	$2,375	$2,739	$2,093

The total recorded investment in impaired loans was $1,105,000 and $1,418,000 at December 31, 2005 and 2004, respectively. Impaired loans, not requiring an allowance for loan losses, were $88,000 and $87,000 at December 31, 2005 and 2004, respectively. Impaired loans requiring an allowance for loan losses were $1,017,000 and $1,331,000 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the related allowance for loan losses associated with these loans was $698,000 and $668,000, respectively. For the years-ended December 31, 2005, 2004 and 2003, the average balance of these impaired loans was $1,113,000, $1,598,000, and $796,000, respectively. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will record all payments as a reduction of principal on such loans. Interest income recognized for the time that the loans were impaired was $9,000, $29,000, and $3,000 in 2005, 2004 and 2003, respectively.

Peoples Financial Services Corp. and Subsidiary

Note 3 - Loans Receivable (Continued)

Loans on which the accrual of interest has been discontinued amounted to $1,105,000 and $2,063,000 at December 31, 2005 and 2004, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $0 and $130,000 at December 31, 2005 and 2004, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $436,000 and $462,000 at December 31, 2005 and 2004, respectively. Advances and repayments during 2005 totaled $158,000 and $184,000, respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2005and 2004.

Note 4 - Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 are comprised of the following:

	2005	2004
	(In Thousands)
Land	$398	$398
Building and improvements	6,041	5,148
Furniture, fixtures and equipment	5,156	4,627

	11,595	10,173
Accumulated depreciation	(5,758)	(5,269)

	$5,837	$4,904

Depreciation expense was $491,000, $392,000, and $331,000 for the years-ended December 31, 2005, 2004 and 2003, respectively.

Peoples Financial Services Corp. and Subsidiary

Note 5 - Deposits

The composition of deposits at December 31, 2005 and 2004 were as follows:

	2005	2004
	(In Thousands)
Demand:
Non-interest bearing	$46,777	$42,999
Interest bearing	64,189	60,704
Savings	78,236	65,283
Time:
$100,000 and over	21,624	18,990
Less than $100,000	86,136	86,799

	$296,962	$274,775

At December 31, 2005, the scheduled maturities of time deposits are as follows (in thousands):

2006	$70,719
2007	17,472
2008	7,826
2009	6,283
2010	2,688
Thereafter	2,772

$107,760

Peoples Financial Services Corp. and Subsidiary

Note 6 - Short-Term Borrowings

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2005 and 2004:

	December 31, 2005
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$10,030	$10,537	$13,870	2.58%
Federal Home Loan Bank	7,220	1,114	7,220	3.21%
U.S. Treasury tax and loan notes	592	397	989	2.83%
	$17,842	$12,048	$22,079	2.65%

	December 31, 2004
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$7,860	$8,513	$10,521	1.32%
Federal Home Loan Bank	6,080	861	6,080	1.82%
U.S. Treasury tax and loan notes	674	418	808	1.07%
	$14,614	$9,792	$17,409	1.35%

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2005, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $161,871,000, of which $34,770,000 was outstanding in long-term borrowings. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $0 was outstanding at December 31, 2005 and 2004. These borrowings are unsecured.

Peoples Financial Services Corp. and Subsidiary

Note 7 - Long-Term Borrowings

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Detail of long-term debt at December 31, 2005 and 2004 is as follows:

Due	Convertible	Strike Rate	Current Interest Rate	2005	2004
				(In Thousands)
May 2005	February 2005	8.5%	7.02%	$0	$2,500
November 2005	February 2005	N/A	5.93	0	5,000
May 2010	February 2005	7.5	6.37	0	5,000
September 2010	March 2005	N/A	6.10	0	5,000
October 2011	January 2006	8.0	4.47	2,500	2,500
January 2007	January 2006	7.5	4.06	7,500	7,500
September 2012	March 2006	8.0	3.69	5,000	5,000
February 2009	N/A	N/A	4.80	1,235	1,588
February 2013	February 2006	8.0	3.59	5,000	5,000
February 2008	N/A	N/A	2.69	1,350	1,946
June 2014	March 2006	8.0	4.47	5,000	5,000
January 2015	January 2006	8.0	4.31	5,000	0
November 2015	N/A	N/A	4.67	2,185	0
				$34,770	$46,034

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (4.49% at December 31, 2005) plus .13% to plus .28% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date. If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

On September 26, 2005, the Bank prepaid $10 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income. The FHLB advances were replaced with lower cost borrowings and certificates of deposits. The Bank expensed prepayment fees of $808,000 associated with this transaction.

Peoples Financial Services Corp. and Subsidiary

Note 7 - Long-Term Borrowings (Continued)

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2005 are as follows (in thousands):

2006	$1,160
2007	8,704
2008	709
2009	274
2010	214
Thereafter	23,709
$34,770

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

Peoples Financial Services Corp. and Subsidiary

Note 8 - Stock Purchase Plans

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees. The Plan is administered by a committee of the Board of Directors. Under the Plan, 187,500 shares of common stock are reserved for possible issuance. The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure. Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. The vesting period of options granted is at the discretion of the Board of Directors. Options granted during 2005, 2004 and 2003 expire in ten years. There are 79,979 shares available for grant under this stock option plan as of December 31, 2005.

A summary of transactions under this Plan were as follows:

	2005		2004		2003
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	64,035	$18.83	74,127	$17.38	79,155	$16.66
Granted	4,500	30.75	5,050	34.10	4,850	27.50
Exercised	(6,285)	17.04	(13,920)	16.68	(9,878)	16.55
Forfeited	(750)	25.46	(1,222)	18.63	-	-

Outstanding, end of year	61,500	$19.80	64,035	$18.83	74,127	$17.38

Exercisable, end of year	57,150	$19.22	59,435	$18.16	69,277	$16.67

The weighted-average remaining contractual life of the above options is approximately five years at December 31, 2005. Stock options outstanding at December 31, 2005 are exercisable at prices ranging from $14.80 to $34.10 a share.

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan. Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. The Plan may purchase shares on the open market if available or they may be issued from treasury shares. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Effective in 2005, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $850 each calendar month. As of December 31, 2005, there are 78,728 remaining shares available for issuance under the Dividend Reinvestment and Stock Purchase Plan.

Peoples Financial Services Corp. and Subsidiary

Note 9 - Income Taxes

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Current	$711	$1,314	$1,941
Deferred	274	(300)	(111)
	$985	$1,014	$1,830

The components of the net deferred tax asset (liability) at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$679	$803
Deferred loan fees	7	8
Deferred compensation	323	273
Other	46	86
Impairment on security	215	389
Capital loss carry forward	162	0
Unrealized loss on available for sale securities	495	0
	1,927	1,559
Deferred tax liabilities:
Unrealized gain on available for sale securities	0	(318)
Depreciation	(230)	(138)
Section 481 Adjustment-Prepaid Expenses	(84)	(42)
Section 481 Adjustment-Deferred Loan Costs	(201)	(188)
	(515)	(686)
Net Deferred Tax Asset	$1,412	$873

Peoples Financial Services Corp. and Subsidiary

Note 9 - Income Taxes (CONTINUED)

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years-ended December 31 is as follows:

	2005		2004		2003
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(In Thousands)
Federal income tax at statutory rate	$1,857	34%	$1,859	34%	$2,514	34%
Tax exempt interest	(778)	(14)	(802)	(14)	(644)	(9)
Non-deductible interest	85	2	74	2	56	1
Officers’ life insurance income	(98)	(2)	(83)	(2)	(68)	(1)
Other, net	(81)	(2)	(34)	(1)	(28)	-
	$985	18%	$1,014	19%	$1,830	25%

The income tax provision includes $75,000, ($288,000), and $225,000 in 2005, 2004 and 2003, respectively, of income tax (benefit) expense on net realized securities gains and losses.

Note 10 - Employee Benefit Plans

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year. Shares of Company stock owned by the Plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2005, 2004 and 2003, ESOP contributions to the Plan charged to operations were $113,000, $126,000, and $128,000, respectively. During 2005, 2004 and 2003, employer 401(k) matching contributions to the Plan charged to operations were $72,000, $69,000, and $65,000, respectively. At December 31, 2005, 138,613 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has deferred compensation agreements with its chief executive officer, chief operating officer and certain directors that provide fixed retirement benefits. The Bank’s deferred compensation liability as of December 31, 2005 and 2004 was $949,000 and $803,000, respectively. The cost charged to operations for these deferred compensation plans was $146,000, $164,000, and $163,000 for the years-ended December 31, 2005, 2004 and 2003, respectively.

Peoples Financial Services Corp. and Subsidiary

Note 11 - Contingencies

The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company’s management, these suits are without merit and should not result in judgments, which, in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

Note 12 - Financial Instruments with Off-Balance Sheet Risk

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

The contract or notional amounts at December 31, 2005 and 2004 were as follows:

	2005	2004
	(In Thousands)
Commitments to extend credit	$29,297	$29,854
Standby letters of credit	2,171	1,703
	$31,468	$31,557

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

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2005 and 2004 was $2,171,000 and $1,703,000, respectively and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1,320,000 and $960,000, respectively. The current amount of the liability as of December 31, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

Peoples Financial Services Corp. and Subsidiary

Note 13 - Regulatory Matters

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2005 and 2004 was $595,000 and $503,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Peoples Financial Services Corp. and Subsidiary

Note 13 - Regulatory Matters (CONTINUED)

The Company and Bank’s actual capital ratios as of December 31, 2005 and 2004, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets):
Consolidated	$41,163	14.78%	$	≥22,281	≥8.00%		N/A	N/A
Peoples National Bank	38,507	13.92		≥22,123	≥8.00	$	≥27,654	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	38,788	13.93		≥11,140	≥4.00		N/A	N/A
Peoples National Bank	36,132	13.07		≥11,062	≥4.00		≥16,592	≥6.00
Tier 1 capital (to average assets):
Consolidated	38,788	10.10		≥15,361	≥4.00		N/A	N/A
Peoples National Bank	36,132	9.41		≥15,361	≥4.00		≥19,202	≥5.00

As of December 31, 2004:
Total capital (to risk-weighted assets):
Consolidated	$42,583	16.05%	$	≥21,255	≥8.00%		N/A	N/A
Peoples National Bank	42,053	15.85		≥21,226	≥8.00	$	≥26,532	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	39,844	15.02		≥10,611	≥4.00		N/A	N/A
Peoples National Bank	39,314	14.82		≥10,611	≥4.00		≥15,917	≥ 6.00
Tier 1 capital (to average assets):
Consolidated	39,844	10.57		≥15,078	≥4.00		N/A	N/A
Peoples National Bank	39,314	10.43		≥15,077	≥4.00		≥18,847	≥ 5.00

Peoples Financial Services Corp. and Subsidiary

Note 14 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2005 and 2004:

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

Note 14 - Fair Value of Financial Instruments (Continued)

Short-Term Borrowings

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings

The fair values of the Bank’s long-term debt are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letters of Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar risk, are not considered material for disclosure. The contractual amounts of unfunded commitments and letters of credit are presented in Note 12.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,696	$6,696	$6,005	$6,005
Securities available-for-sale	108,313	108,313	113,598	113,598
Loans receivable, net of allowance	256,870	241,193	242,075	237,714
Accrued interest receivable	1,827	1,827	1,987	1,987

Financial liabilities:
Deposits	296,962	296,425	274,775	274,131
Short-term borrowings	17,842	17,842	14,614	14,614
Long-term borrowings	34,770	34,437	46,034	49,473
Accrued interest payable	622	622	550	550

Peoples Financial Services Corp. and Subsidiary

Note 15 - Parent Company Only Financial Information

Balance Sheets
	December 31,
	2005	2004
	(In Thousands)
ASSETS

Cash	$214	$92
Investment in bank subsidiary	36,912	41,823
Due from subsidiary	423	440
Securities available for sale	2,092	-
Total Assets	$39,641	$42,355

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$25	$1

Stockholders’ equity:
Common stock	6,683	6,683
Surplus	2,995	2,821
Retained earnings	34,599	35,665
Accumulated other comprehensive income (loss)	(961)	618

	43,316	45,787
Treasury stock	(3,700)	(3,433)

Total Stockholders’ Equity	39,616	42,354

Total Liabilities and Stockholders’ Equity	$39,641	$42,355

Peoples Financial Services Corp. and Subsidiary

Note 15 - Parent Company Only Financial Information (Continued)

Statements of Income
	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Dividends from bank subsidiary	$7,796	$2,611	$2,056
Other income	13	-	28
Other expenses	69	48	78

	7,740	2,563	2,006

Income tax benefits	(19)	(16)	(17)

	7,759	2,579	2,023

Equity in undistributed (excess of distributed) net income of subsidiary	(3,283)	1,874	3,541

Net Income	$4,476	$4,453	$5,564

Peoples Financial Services Corp. and Subsidiary

Note 15 - Parent Company Only Financial Information (Continued)

Statements of Cash Flows
	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,476	$4,453	$5,564
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of (undistributed) net income of subsidiary	3,283	(1,874)	(3,541)
Increase (decrease) in due from/to subsidiary	17	(62)	(514)
Decrease in accrued interest receivable	-	-	23
(Increase) decrease in other assets	-	-	25

Net Cash Provided by Operating Activities	7,776	2,517	1,557

Cash Flows Provided by Investing Activities
Proceeds from maturities of and principal repayments on available-for-sale securities	-	-	500
Purchase of available-for-sale securities	(2,019)	-	-

Net Cash Provided by (Used In) Investing Activities	(2,019)	-	500

Cash Flows from Financing Activities
Cash dividends paid	(5,542)	(2,311)	(2,057)
Proceeds from sale of treasury stock	263	326	381
Purchase of treasury stock	(356)	(813)	(34)

Net Cash Used in Financing Activities	(5,635)	(2,798)	(1,710)

Increase (Decrease) in Cash and Cash Equivalents	122	(281)	347

Cash and Cash Equivalents - Beginning	92	373	26

Cash and Cash Equivalents - Ending	$214	$92	$373

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A CONTROLS AND PROCEDURES

(a) Management’s annual report on internal control over financial reporting.

The management of Peoples Financial Services Corp. is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

o maintain records that accurately reflect the Company's transactions;
o prepare financial  statement and  footnote disclosures in accordance  with accounting principles generally accepted  in the United States, that can be relied upon by external  users;
o prevent and  detect unauthorized  acquisition, use, or  disposition of  the Company's  assets that could  have a material effect on the financial statements.

Management is also responsible to perform an annual evaluation of the system of internal control over financial reporting, including an assessment of the effectiveness of that system. Management's assessment is based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework identifies five defining characteristics of a system of internal control as follows: an appropriate control environment; an adequate risk assessment process; sufficient control activities; satisfactory communication of pertinent information; and proper monitoring controls.

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes that Peoples maintained effective internal controls over financial reporting, including disclosure controls and procedures, as of December 31, 2005. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Peoples Financial Services Corp., through its Audit Committee, provides oversight to management’s conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The consolidated financial statements of Peoples Financial Services Corp. have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management’s assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

(b) Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Financial Services Corp.
Hallstead, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Peoples Financial Services Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Peoples Financial Services Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Peoples Financial Services Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Peoples Financial Services Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows of Peoples Financial Services Corp., and our report dated February 10, 2006, expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Allentown, Pennsylvania
February 10, 2006

(c) Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

NONE

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a)	Financial Statement Schedules can be found under Item 8 of this report.

Exhibits required by Item 601 of Regulation S-K:

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Service Corp. as amended **;
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp. *;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord,***;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger,***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company,***;
(10.8)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for John W. Ord, filed herewith;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger, filed herewith;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company filed herewith;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common Share”;
(14)	Code of Ethics, filed herewith;
(21)	Subsidiaries of Peoples Financial Services Corp., filed herewith;
(23)	Consent of Independent Registered Public Accounting Firm - Beard Miller Company LLP, filed herewith;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.

**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
***	Incorporated by reference to the Corporation’s Exhibit 10.5, 10.6 and 10.7 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

BY:	/s/	John W. Ord John W. Ord, President/Chief Executive Officer/Chairman
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, Principle Accounting Officer
	/s/	George H. Stover, Jr. George H. Stover, Jr., Member, Board of Directors
	/s/	Thomas F. Chamberlain Thomas F. Chamberlain, Member, Board of Directors
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Lead Director, Board of Directors
	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr., Member, Board of Directors
	/s/	William E. Aubrey II William E Aubrey II, Member, Board of Directors