Form 10-Q
period 2006-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2006-05-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  _____               Accelerated filer   X              Non-accelerated filer  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

        Number of shares outstanding as of March 31, 2006

                COMMON STOCK ($2 Par Value)                 3,152,095
--------------------------     -------------------
(Title of Class)                                                 (Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2006

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets	3
	as of March 31, 2006 (Unaudited)
	and December 31, 2005 (Audited)

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months
	Ended March 31, 2006 and 2005

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Three Months
	Ended March 31, 2006 and 2005

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Three Months
	Ended March 31, 2006 and 2005

	Notes to Consolidated Financial Statements	7-10

	Item 2. Management’s Discussion and Analysis of	10-19
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	20
	About Market Risk

	Item 4. Controls and Procedures	20

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	21
	Item 1A. Risk Factors	21
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
	Item 3. Defaults upon Senior Securities	21
	Item 4. Submission of Matters to a Vote of Security Holders	21
	Item 5. Other Information	21
	Item 6. Exhibits	22
	Signatures	23

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 (UNAUDITED) and December 31, 2005

(In thousands, except share data)
ASSETS:	Mar 2006	Dec 2005
Cash and due from banks	$5,937	$6,457
Interest bearing deposits in other banks	127	239
Federal funds sold	2,595	-
Cash and cash equivalents	8,659	6,696
Securities available for sale	100,183	108,313
Loans	266,986	259,245
Allowance for loan losses	(2,423)	(2,375)
Loans, net	264,563	256,870
Bank premises and equipment, net	5,998	5,837
Accrued interest receivable	1,907	1,827
Intangible assets	1,565	1,630
Other assets	10,100	10,025
Total assets	$392,975	$391,198
LIABILITIES:
Deposits:
Non-interest bearing	$47,252	$46,777
Interest bearing	257,587	250,185
Total deposits	304,839	296,962
Accrued interest payable	569	622
Short-term borrowings	9,723	17,842
Long-term borrowings	36,670	34,770
Other liabilities	1,303	1,386
Total liabilities	353,104	351,582
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,152,095 shares and 3,155,670 shares at March 31, 2006 and December 31, 2005, respectively	6,683	6,683
Surplus	3,016	2,995
Retained earnings	35,044	34,599
Accumulated other comprehensive loss	(983)	(961)
Treasury stock at cost 189,156 and 185,581 shares at March 31, 2006 and December 31, 2005, respectively	(3,889)	(3,700)
Total stockholders' equity	39,871	39,616
Total liabilities and stockholders’ equity	$392,975	$391,198

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31, 2006	March 31, 2005
INTEREST INCOME:
Loans receivable, including fees	$4,331	$3,841
Securities:
Taxable	675	781
Tax exempt	380	377
Other	9	8
Total interest income	5,395	5,007
INTEREST EXPENSE:
Deposits	1,883	1,222
Short-term borrowings	138	53
Long-term borrowings	362	600
Total interest expense	2,383	1,875
Net interest income	3,012	3,132
PROVISION FOR LOAN LOSSES	60	0
Net interest income after provision for loan losses	2,952	3,132
OTHER INCOME:
Customer service fees	356	265
Investment division commission income	42	66
Earnings on investment in life insurance	65	67
Other income	209	214
Net realized (losses) gains on sales of securities available for sale	(17)	25
Total other income	655	637
OTHER EXPENSES:
Salaries and employee benefits	1,204	1,064
Occupancy	186	143
Equipment	105	93
FDIC insurance and assessments	33	35
Professional fees and outside services	83	124
Computer services and supplies	223	169
Taxes, other than payroll and income	82	88
Other	418	452
Total other expenses	2,334	2,168
Income before income taxes	1,273	1,601
INCOME TAXES	228	327
Net income	$1,045	$1,274
Net income per share, basic	$0.33	$0.40
Net income per share, diluted	$0.33	$0.40

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive Income
Net income	0	0	1,045	0	0	1,045
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(22)	0	(22)
Total comprehensive income						1,023
Cash dividends, ($0.19 per share)	0	0	(600)	0	0	(600)
Treasury stock purchase (7,300 shares)	0	0	0	0	(230)	(230)
Treasury stock issued for stock option plan (3,725 shares)	0	21	0	0	41	62
Balance, March 31, 2006	$6,683	$3,016	$35,044	$(983)	$(3,889)	$39,871

Balance, December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive income
Net income	0	0	1,274	0	0	1,274
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,013)	0	(1,013)
Total comprehensive income						261
Cash dividends, ($0.19 per share)	0	0	(600)	0	0	(600)
Treasury stock purchase (6,200 shares)	0	0	0	0	(219)	(219)
Treasury stock issued for stock option plan (1,813 shares)	0	25	0	0	16	41
Balance, March 31, 2005	$6,683	$2,846	$36,339	$(395)	$(3,636)	$41,837

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net Income	$1,045	$1,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	178
Provision for loan losses	60	0
Gain on sale of foreclosed real estate	(29)	0
Amortization of securities' premiums and accretion of discounts	118	138
Losses (gains) on sales of investment securities, net	17	(25)
Proceeds from the sale of mortgage loans	426	228
Net gain on sale of loans	(7)	(5)
Loans originated for sale	(419)	(223)
Net earnings on investment in life insurance	(65)	(67)
(Increase) decrease in accrued interest receivable	(80)	39
(Increase) decrease in other assets	(17)	205
(Decrease) increase in accrued interest payable	(53)	66
Decrease in other liabilities	(83)	(186)
Net cash provided by operating activities	1,114	1,622
Cash flows from investing activities
Proceeds from sale of available for sale securities	12,328	3,511
Proceeds from maturities and principal payments on available for sale securities	1,351	1,905
Purchase of available for sale securities	(5,718)	(5,038)
Net increase in loans	(7,759)	(3,231)
Purchase of premises and equipment	(297)	(627)
Proceeds from sale of other real estate	54	121
Net cash used in investing activities	(41)	(3,359)
Cash flows from financing activities
Cash dividends paid	(600)	(600)
Increase in deposits	7,877	5,662
Proceeds from long-term borrowings	2,200	5,000
Repayment of long-term borrowings	(300)	(234)
Decrease in short-term borrowings	(8,119)	(4,824)
Purchase of treasury stock	(230)	(219)
Proceeds from sale of treasury stock	62	41
Net cash provided by financing activities	890	4,826
Net increase in cash and cash equivalents	1,963	3,089
Cash and cash equivalents, beginning of year	6,696	6,005
Cash and cash equivalents, end of year	$8,659	$9,094
Supplemental disclosures of cash paid
Interest paid	$2,436	$1,809
Income taxes paid	$0	$0
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$6	$163

See Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiaries, Peoples National Bank (the “Bank”) and Peoples Advisors, LLC (“Advisors”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10K for the year-ended December 31, 2005.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income applicable to common stock	$1,045,000	$1,274,000
Weighted average common shares outstanding	3,153,948	3,154,152
Effect of dilutive securities, stock options	14,107	19,321
Weighted average common shares outstanding used to calculate diluted earnings per share	3,168,055	3,173,473
Basic earnings per share	$.33	$.40
Diluted earnings per share	$.33	$.40

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2006 and 2005 are as follows:

(In thousands)	Three Months Ended
	March 31, 2006	March 31, 2005
Unrealized holding gains (losses) on available for sale securities	$(51)	$(1,508)
Less: Reclassification adjustment for gains (losses) realized in net income	(17)	25
Net unrealized gains (losses)	(34)	(1,533)
Tax effect	12	520
Other comprehensive income (loss)	$(22)	$(1,013)

NOTE 4. STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 4,350 stock options were not fully vested and no stock options were granted during the three months ended March 31, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three months ended March 31, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 4,350 stock options not fully vested and there was approximately $7,000 of total unrecognized compensation cost related to these nonvested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

(In thousands, except per share amounts)	Three Months Ended
March 31, 2005
Net income as reported	$1,274
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards.	(2)
Pro forma net income	$1,272
Basic earnings per share:
As reported	$.40
Pro forma	$.40
Diluted earnings per share:
As reported	$.40
Pro forma	$.40

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $3,820,000 of standby letters of credit as of March 31, 2006. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at March 31, 2006 was $3,820,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,092,000. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued after December 31, 2005 is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

FAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”).  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's consolidated financial position and results of operations.

FAS 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

FSP No. FAS 123(R)-4

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R on January 1, 2006. The Company does not believe that this adoption will have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results. The Corporation’s two subsidiaries, Peoples National Bank and Peoples Advisors, LLC, provide financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and Northern Lackawanna Counties in Pennsylvania, and Broome County in New York. The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency. Advisors is a member of the National Association of Securities Dealers (NASD), which also acts as the primary regulator for Advisors.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year-ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 18 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter decreased 17.97% to $1.045 million as compared to $1.274 million for the first quarter of 2005. Diluted earnings per share decreased 17.50% to $.33 per share for the first quarter of 2006 from $.40 per share in the first quarter of 2005. At March 31, 2006, the Company had total assets of $392.975 million, total net loans of $264.563 million, and total deposits of $304.839 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2006, cash, federal funds sold, and deposits with other banks totaled $8.659 million as compared to $6.696 million on December 31, 2005. The increase over the first three months of 2006 has been due to the increase in federal funds sold which had a balance of $0 at the end of 2005 and now has a balance of $2.595 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $100.183 million on March 31, 2006, decreasing by $8.130 million from the December 31, 2005 total of $108.313 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of investments as of March 31, 2006 included an unrealized loss of $1.490 million reflected as accumulated other comprehensive loss of $983 thousand in stockholders’ equity, net of deferred income taxes of $507 thousand. This compares to an unrealized loss of $1.455 million at December 31, 2005 reflected as accumulated other comprehensive loss of $961 thousand, net of deferred income taxes of $494 thousand.

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

Loans:

Net loans increased $7.693 million or 2.99% to $264.563 million as of March 31, 2006 from $256.870 million as of December 31, 2005. Of the loan growth experienced in the first quarter of 2006, commercial loans increased $6.639 million or 5.03% to $138.693 million as of March 31, 2006 compared to $132.054 million as of December 31, 2005, and real estate mortgage loans increased $928 thousand or .85% to $109.962 million as of March 31, 2006, compared to $109.034 million as of December 31, 2005.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort. Management has continued its efforts to create good underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

Other Assets:

Other assets increased $75 thousand or .75% to $10.100 million as of March 31, 2006 from $10.025 million as of December 31, 2005.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the three month period ended March 31, 2006, total deposits increased $7.877 million or 2.65% to $304.839 million. The most significant increase in deposits was to savings accounts which increased to $134.986 million as of March 31, 2006, compared to $123.189 million at December 31, 2005, an increase of $11.797 million, or 9.58%. Conversely, total demand deposits were $62.885 million as of March 31, 2006, a decrease of $3.328 million, or 5.03% from the December 31, 2005 balance of $66.213 million. The trend in the first quarter of 2006 has seen the shift in deposits from non-interest demand balances to higher rate savings deposits as the short end of the yield curve has increased.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2006 were $9.723 million as compared to $17.842 million as of December 31, 2005, a decrease of $8.119 million, or 45.50%. Long-term borrowings were $36.670 million as of March 31, 2006 compared to $34.770 million as of December 31, 2005, an increase of $1.900 million or 5.46%. The decrease in short-term borrowings was directly related to the increase in total deposits. With the increase to the short end of the yield curve, the certificate savings rate offered by the Bank has attracted a large sum of deposits which have lessened the Bank’s reliance on overnight, short-term borrowings.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of March 31, 2006, regulatory capital to total assets was 9.56% as compared to 10.10% on December 31, 2005. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option and dividend reinvestment plans. In the three months ended March 31, 2006, the Company purchased 7,300 shares for the treasury at a total cost of $230,000.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 13.29% and the total capital ratio to risk weighted assets ratio was 14.17% at March 31, 2006. The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statements of cash flows presented in the accompanying financial statements included in Part I of this Form 10Q provide analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2006 totaled $31.825 million, which consisted of $22.595 million in unfunded commitments of existing loans, $5.410 million to grant new loans and $3.820 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2006:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$36,908	$14,958	$37,464	$135,164	$42,492
Securities	8,568	3,014	4,772	46,123	37,706
Federal funds sold	2,595	0	0	0	0
Total rate sensitive assets	48,071	17,972	42,236	181,287	80,198
Cumulative rate sensitive assets	$48,071	$66,043	$108,279	$289,566	$369,764
RATE SENSITIVE LIABILITIES
Interest bearing checking	$226	$226	$527	$3,616	$20,489
Money market deposits	317	317	741	5,080	28,785
Regular savings	1,317	809	1,887	12,939	73,320
CDs and IRAs	16,806	27,021	27,021	32,854	3,289
Short-term borrowings	9,723	0	0	0	0
Long-term borrowings	30,000	0	0	2,342	4,328
Total rate sensitive liabilities	58,389	28,373	30,176	56,831	130,211
Cumulative rate sensitive liabilities	$58,389	$86,762	$116,938	$173,769	$303,980

Period gap	$(10,318)	$(10,401)	$12,060	$124,456	$(50,013)
Cumulative gap	$(10,318)	$(20,719)	$(8,659)	$115,797	$65,784
Cumulative RSA to RSL	82.33%	76.12%	92.60%	166.64%	121.64%
Cumulative gap to total assets	(2.63)%	(5.27)%	(2.20)%	29.47%	16.74%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2006, total interest income increased by $388 thousand, or 7.75%, to $5.395 million as compared to $5.007 million for the three months ended March 31, 2005. This increase was due to the increase in average earning assets, as well as an increase in yield on average earning assets. Average earning assets increased to $365.516 million for the three months ended March 31, 2006 as compared to $359.120 million for the three months ended March 31, 2005. The yield on earning assets increased for the three months ended March 31, 2006 to 5.99% as compared to 5.65% for the three months ended March 31, 2005.

Total interest expense increased by $508 thousand, or 27.09%, to $2.383 million for the three months ended March 31, 2006 from $1.875 million for the three months ended March 31, 2005. This increase was primarily attributable to the increase in the cost of funds, which increased to 3.21% as compared to 2.58% for the first three months of 2005. Average interest-bearing liabilities also increased to $300.764 million for the three months ended March 31, 2006 as compared to $294.637 million for the three months ended March 31, 2005.

Net interest income decreased by $120 thousand, or 3.83%, to $3.012 million for the three months ended March 31, 2006 from $3.132 million for the three months ended March 31, 2005. The Bank’s net interest spread decreased to 2.77% for the first three months of 2006 from 3.07% for the first three months of 2005. The net interest margin decreased to 3.34% from 3.54% for the three-month periods ended March 31, 2006 and 2005, respectively. This is due to the continued flattening of the yield curve. This has been the result of increases to the over night Federal Funds rate, which has been increased in 25 basis point increments fifteen times since June 30, 2004. As the short end of the yield curve has moved in synch with the Federal Reserve, the long end has remained stable, thus causing the margin compression.

Below is the table which sets forth average balances and corresponding yields for the three month periods ended March 31, 2006 and March 31, 2005:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

(Dollars in thousands)	March 2006			March 2005
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
ASSETS
Loans
Real estate	$109,602	$1,798	6.65%	$108,794	$1,742	6.49%
Installment	17,376	336	7.84%	17,663	281	6.45%
Commercial	114,554	1,972	6.98%	100,666	1,619	6.52%
Tax exempt	20,498	212	4.19%	18,969	186	3.98%
Other loans	477	13	11.05%	611	13	8.63%
Total loans	262,507	4,331	6.69%	246,703	3,841	6.31%
Investment securities (AFS)
Taxable	62,664	675	4.37%	73,045	781	4.34%
Non-taxable	39,660	380	3.89%	38,217	377	4.00%
Total securities	102,324	1,055	4.18%	111,262	1,158	4.22%
Fed funds sold	685	9	5.33%	1,155	8	2.81%
Total earning assets	365,516	5,395	5.99%	359,120	5,007	5.65%
Less: allowance for loan losses	(2,387)			(2,730)
Cash and due from banks	6,328			5,833
Premises and equipment, net	5,666			5,173
Other assets	12,828			11,921
Total assets	$387,951			$379,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$24,246	50	0.84%	$23,068	35	0.62%
Regular savings	82,692	558	2.74%	68,652	223	1.32%
Money market savings	37,363	324	3.52%	35,821	162	1.83%
Time	106,969	951	3.61%	106,654	802	3.05%
Total interest bearing deposits	251,270	1,883	3.04%	234,195	1,222	2.12%
Other borrowings	49,494	500	4.10%	60,442	653	4.38%
Total interest bearing	300,764	2,383	3.21%	294,637	1,875	2.58%
Liabilities
Net interest income		$3,012	2.77%		$3,132	3.07%
Non-interest bearing
Demand deposits	46,234			41,297
Accrued expenses and
Other liabilities	1,806			1,413
Stockholders’ equity	39,147			41,970
Total liabilities and
Stockholders’ equity	$387,951			$379,317
Interest income/earning assets			5.99%			5.65%
Interest expense/earning assets			2.64%			2.12%
Net interest margin			3.34%			3.54%

Provision for Loan Losses:

The provision for loan losses for the three months ended March 31, 2006 was $60 thousand, an increase of $60 thousand from $0 for the same period in 2005. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended March 31, 2006, charge-offs totaled $21 thousand while net charge-offs totaled $12 thousand as compared to $50 thousand and $44 thousand, respectively, for the same three month period in 2005.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all “problem loans” including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the Board of Directors. The Bank has not had nor presently have any foreign loans. Based upon this analysis, senior management has concluded that the allowance for loan losses is adequate.

Other Income:

Service charges and fees increased 34.34%, or $91 thousand, to $356 thousand in the first quarter of 2006, from $265 thousand in the first quarter of 2005. The increase in service charges and fees is due in part to net overdraft fees which were $311 thousand for the three month period ended March 31, 2006 compared to $269 thousand for the comparable period in 2005, an increase of $42 thousand, or 15.61%. Increases in overdraft fees were budgeted in the first quarter of 2006 when compared to the same period in 2005. The increase was due to the increase in deposit accounts attracted within the Bank’s new market areas in New York State, as well as increases in deposit accounts at the existing branches of the Bank.

Investment division income was $42 thousand for the three month period ended March 31, 2006, a decrease of $24 thousand, or 36.36%, from the same period in 2005. The investment division has pursued a different business model in 2006 in comparison to prior periods. The change has been reflected in the fee structure which has gone from a one-time, up-front commission to a smaller commission received on a recurring basis over the life of an account. This has meant that the Company has had to forego short-term profits in lieu of a long-term fee structure.

Earnings on investment in life insurance has remained steady at $65 thousand as of March 31, 2006, compared to $67 thousand as of March 31, 2005, a decrease of $2 thousand, or 2.99%.

Other income was $209 thousand for the three months ended March 31, 2006, a decrease of $5 thousand, or 2.34% from the comparable period in 2005.

Losses on security sales were $17 thousand for the three months ended March 31, 2006 compared to gains of $25 thousand for the comparable period in 2005, a decrease of $42 thousand, or 168.00%. The decrease is due to the existence of fewer gain positions within the Bank’s investment portfolio as market yields begin to eclipse yields within the portfolio.

Other Operating Expenses:

Total other expenses increased 7.66%, or $166 thousand, to $2.334 million during the three months ended March 31, 2006 compared to $2.168 million for the comparable period in 2005.

Salaries and benefits increased 13.16%, or $140 thousand, to $1.204 million for the three months ended March 31, 2006 compared to $1.064 million for the same period in 2005 due to normal pay increases and increased staff. The full-time equivalent number of employees was 112 as of March 31, 2006 compared to 106 as of March 31, 2005 due to the addition of branch staff with the two new offices in New York State. Both the Deposit, New York and Town of Chenango, New York offices were opened in the second quarter of 2005.

Occupancy expenses increased 30.07%, or $43 thousand, to $186 thousand for the three months ended March 31, 2006 compared to $143 thousand for the same period in 2005. Costs associated with the two new offices in New York, including property taxes, depreciation and lease payments contributed to the increase.

Professional fees and outside services decreased $41 thousand, or 33.06%, in the three months ended March 31, 2006 to $83 thousand, compared to $124 thousand for the same three-month period ended March 31, 2005. Decreases for the three-month period ended March 31, 2006 were due to fewer costs associated with Sarbanes-Oxley Section 404 compliance. The decreases were budgeted for in 2006. The first quarter 2006 budget for professional fees and outside services was $87 thousand.

Computer services and supplies increased $54 thousand, or 31.95%, for the three months ended March 31, 2006, to $223 thousand, compared to $169 thousand for the comparable period in 2005. This increase was due to increased costs associated with maintenance agreements for various computer equipment utilized in the operation of the Bank and costs associated with the personal computer network. Again, these increases were budgeted for in 2006 as the Bank continues to implement more and more advanced technology. The first quarter 2006 budget for computer services and supplies was $222 thousand.

All other operating expenses decreased $30 thousand, or 4.49%, to $638 thousand in the first quarter of 2006 compared to $668 thousand for the same period in 2005. The decrease in all other operating expense categories, which include equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be insignificant under normal circumstances.

Income Tax Provision:

The Corporation recorded an income tax provision of $228 thousand, or 17.91% of income, and $327 thousand, or 20.42% of income, for the quarters ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate is due to increased tax-exempt loan interest income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now raised the overnight fed funds rate fifteen consecutive times since June 30, 2004 in 25 basis point increments. As of March 31, 2006, the Bank is currently showing slight sensitivity to both upward and downward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 1.30%, or $41 thousand, in a +200 basis point rate shock scenario over a one-year period. A decrease of .45% or $14 thousand is shown in the model at a -200 basis point rate shock. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10K filed with the Securities and Exchange Commission for December 31, 2005, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company at this time.

Item 1A. Risk Factors

No changes from those previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK
MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2006 - January 31, 2006	0	$0	0	112,659

February 1, 2006 - February 28, 2006	7,300	$31.53	0	105,359

March 1, 2006 - March 31, 2006	0	$0	0	105,359

TOTAL	7,300	$31.53	0

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp.*;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord,***;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger,***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company,***;
(10.8)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for John W. Ord,****;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger,****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company,****;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common Share”;
(14)	Code of Ethics,*****;
(21)	Subsidiaries of Peoples Financial Services Corp.,******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.5, 10.6 and 10.7 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.8, 10.9, and 10.10 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibit 14 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/COO

By/s/Frederick J. Malloy
Frederick J. Malloy, AVP/Controller