Form 10-Q
period 2006-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2006-08-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

No. 0-23863
(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2391852
(State of incorporation)	(IRS Employer Identification No.)

50 MAIN STREET, HALLSTEAD, PA	18822
(Address of principal executive offices)	(Zip code)

(570) 879-2175
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days Yes X No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer _____  Accelerated filer X  Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Number of shares outstanding as of June 30, 2006

COMMON STOCK ($2 Par Value)	3,145,300
--------------------------	-------------------
(Title of Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2006

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets	3
	as of June 30, 2006 (Unaudited)
	and December 31, 2005 (Audited)

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Six Months
	Ended June 30, 2006 and 2005

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Six Months
	Ended June 30, 2006 and 2005

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Six Months
	Ended June 30, 2006 and 2005

	Notes to Consolidated Financial Statements	7 - 10

	Item 2. Management’s Discussion and Analysis of	11 - 24
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	24
About Market Risk

	Item 4. Controls and Procedures	24 - 25

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	25
	Item 1A. Risk Factors	25
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 3. Defaults upon Senior Securities	26
	Item 4. Submission of Matters to a Vote of Security Holders	26
	Item 5. Other Information	27
	Item 6. Exhibits	28
	Signatures	29

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 (UNAUDITED) and December 31, 2005
(In thousands, except share data)
ASSETS:	June 2006	Dec 2005
Cash and due from banks	$7,862	$6,457
Interest bearing deposits in other banks	100	239
Cash and cash equivalents	7,962	6,696
Securities available for sale	102,963	108,313
Loans	269,871	259,245
Allowance for loan losses	(2,452)	(2,375)
Loans, net	267,419	256,870
Bank premises and equipment, net	6,054	5,837
Accrued interest receivable	1,835	1,827
Intangible assets	1,500	1,630
Other assets	10,108	10,025
Total assets	$397,841	$391,198
LIABILITIES:
Deposits:
Non-interest bearing	$51,238	$46,777
Interest bearing	258,200	250,185
Total deposits	309,438	296,962
Accrued interest payable	566	622
Short-term borrowings	10,564	17,842
Long-term borrowings	36,337	34,770
Other liabilities	1,481	1,386
Total liabilities	358,386	351,582
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,145,300 shares and 3,155,670 shares at June 30, 2006 and December 31, 2005, respectively	6,683	6,683
Surplus	3,042	2,995
Retained earnings	35,438	34,599
Accumulated other comprehensive loss	(1,606)	(961)
Treasury stock at cost; 195,951 and 185,581 shares at June 30, 2006 and December 31, 2005, respectively	(4,102)	(3,700)
Total stockholders' equity	39,455	39,616
Total liabilities and stockholders’ equity	$397,841	$391,198

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30 2006	June 30 2005	June 30 2006	June 30 2005
INTEREST INCOME:
Loans receivable, including fees	$8,871	$7,796	$4,540	$3,955
Securities:
Taxable	1,368	1,585	693	804
Tax exempt	777	745	397	368
Other	40	32	31	24
Total interest income	11,056	10,158	5,661	5,151
INTEREST EXPENSE:
Deposits	3,988	2,564	2,105	1,342
Short-term borrowings	247	115	109	62
Long-term borrowings	742	1,193	380	593
Total interest expense	4,977	3,872	2,594	1,997
Net interest income	6,079	6,286	3,067	3,154
PROVISION FOR LOAN LOSSES	120	-	60	-
Net interest income after provision for loan losses	5,959	6,286	3,007	3,154
OTHER INCOME:
Customer service fees	897	812	434	414
Investment division commission income	100	128	58	62
Earnings on investment in life insurance	133	133	68	66
Other income	187	163	85	82
Net realized gains (losses) on sales of securities available for sale	(9)	134	8	109
Total other income	1,308	1,370	653	733
OTHER EXPENSES:
Salaries and employee benefits	2,446	2,261	1,242	1,197
Occupancy	361	269	175	126
Equipment	223	222	118	129
FDIC insurance and assessments	60	71	27	36
Professional fees and outside services	170	242	87	118
Computer services and supplies	394	357	171	188
Taxes, other than payroll and income	181	166	99	78
Other	992	964	574	512
Total other expenses	4,827	4,552	2,493	2,384
Income before income taxes	2,440	3,104	1,167	1,503
INCOME TAXES	403	642	175	315
Net income	$2,037	$2,462	$992	$1,188
Net income per share, basic	$0.65	$0.78	$0.32	$0.38
Net income per share, diluted	$0.64	$0.78	$0.31	$0.38

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

(In thousands except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive income
Net income	0	0	2,037	0	0	2,037
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(645)	0	(645)
Total comprehensive income						1,392
Stock option expense	0	2	0	0	0	2
Cash dividends, ($0.38 per share)	0	0	(1,198)	0	0	(1,198)
Treasury stock purchase (14,779 shares)	0	0	0	0	(451)	(451)
Treasury stock issued for stock option plan (4,409 shares)	0	45	0	0	49	94
Balance, June 30, 2006	$6,683	$3,042	$35,438	$(1,606)	$(4,102)	$39,455

Balance, December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive income
Net income	0	0	2,462	0	0	2,462
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(547)	0	(547)
Total comprehensive income	0	0	0	0	0	1,915
Cash dividends, ($1.38 per share)	0	0	(4,346)	0	0	(4,346)
Treasury stock purchase (10,200 shares)	0	0	0	0	(356)	(356)
Treasury stock issued for stock option plan (3,523 shares)	0	0	0	0	31	81
Balance, June 30, 2005	$6,683	$2,871	$33,781	$71	$(3,758)	$39,648

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended
	June 30, 2006	June 30, 2005
Cash Flows from Operating Activities
Net income	$2,037	$2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407	363
Provision for loan losses	120	0
Gain on sale of foreclosed real estate	(29)	0
Amortization of securities' premiums and accretion of discounts, net	223	293
Losses (gains) on sales of investment securities, net	9	(134)
Stock option expense	2	0
Proceeds from the sale of mortgage loans	1,003	566
Net gain on sale of loans	(6)	(13)
Loans originated for sale	(997)	(553)
Net earnings on investment in life insurance	(133)	(133)
(Increase) decrease in accrued interest receivable	(8)	18
Decrease in other assets	363	299
Increase (decrease) in accrued interest payable	(56)	68
Increase (decrease) in other liabilities	95	(361)
Net cash provided by operating activities	3,030	2,875
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	20,554	11,569
Proceeds from maturities of and principal payments received on available for sale securities	3,710	7,758
Purchase of available for sale securities	(20,123)	(20,980)
Net increase in loans	(10,675)	(4,615)
Purchase of premises and equipment	(494)	(902)
Proceeds from sale of other real estate	54	156
Net cash used in investing activities	(6,974)	(7,014)
Cash Flows from Financing Activities
Cash dividends paid	(1,198)	(4,346)
Increase in deposits	12,476	8,380
Proceeds from long-term borrowings	2,200	5,000
Repayment of long-term borrowings	(633)	(2,971)
Decrease in short-term borrowings	(7,278)	(476)
Purchase of treasury stock	(451)	(356)
Proceeds from sale of treasury stock	94	81
Net cash provided by financing activities	5,210	5,312
Net increase in cash and cash equivalents	1,266	1,173
Cash and cash equivalents, beginning of year	6,696	6,005
Cash and cash equivalents, ending	$7,962	$7,178
Supplemental disclosures of cash paid
Interest paid	$5,033	$3,804
Income taxes paid	$140	$662
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$6	$163

See Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiaries, Peoples National Bank (the “Bank”) and Peoples Advisors, LLC (“Advisors”). All material inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2005.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income applicable to common stock	$2,037,000	$2,462,000	$992,000	$1,188,000

Weighted average common shares outstanding	3,151,474	3,151,114	3,149,026	3,148,110
Effect of dilutive securities, stock options	13,301	18,378	12,495	17,434
Weighted average common shares outstanding used to calculate diluted earnings per share	3,164,775	3,169,492	3,161,521	3,165,544
Basic earnings per share	$.65	$.78	$.32	$.38
Diluted earnings per share	$.64	$.78	$.31	$.38

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the six months and three months ended June 30, 2006 and 2005 are as follows:

(In thousands)	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Unrealized holding gains (losses) on available for sale securities	$(986)	$(695)	$(935)	$813
Less: Reclassification adjustment for gains (losses) realized in net income	(9)	134	8	109
Net unrealized gains (losses)	(977)	(829)	(943)	704
Tax effect	332	282	320	(238)
Other comprehensive income (loss)	$(645)	$(547)	$(623)	$466

NOTE 4. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 4,350 stock options were not fully vested and no stock options were granted during the six months ended June 30, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the six months ended June 30, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of June 30, 2006, the Company had 4,100 stock options not fully vested and there was approximately $5,420 of total unrecognized compensation cost related to these non-vested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

(In thousands, except per share amounts)	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$2,462	$1,188
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards	(3)	(1)
Pro forma net income	$2,459	$1,187
Basic earnings per share:
As reported	$.78	$.38
Pro forma	$.78	$.38
Diluted earnings per share:
As reported	$.78	$.38
Pro forma	$.78	$.37

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $2,029,000 of standby letters of credit as of June 30, 2006. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at June 30, 2006 was $2,029,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1,206,000. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit is not material.

NOTE 6. CONTINGENCIES

The Company sustained damages to six of its twelve offices due to flooding on June 27 and 28, 2006. Those damages, although significant, cannot be reasonably estimated at the time of this filing. As such losses become quantifiable, they will be accrued as losses in future filings.

NOTE 7. NEW ACCOUNTING STANDARDS

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

FSP No. FAS 123(R)-4

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123(R) on January 1, 2006. The adoption did not have a material impact on the consolidated statements.

FIN 48

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

On June 27 and 28, 2006, the Company sustained damage to six of its twelve offices due to flooding in the region. Three of those offices received significant enough damage that the customers serviced by those facilities were redirected to other Company locations temporarily. Again, costs associated with this damage cannot be reasonably estimated at this time. However, the Company expects to be operating normally by the end of the third quarter of 2006.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 21 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six months ended June 30, 2006 decreased 17.26% to $2.037 million as compared to $2.462 million for the same period in 2005. Diluted earnings per share decreased 17.95% to $.64 per share for the first half of 2006 from $ .78 per share in the same six-month period in 2005. At June 30, 2006, the Company had total assets of $397.841 million, total net loans of $267.419 million, and total deposits of $309.438 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2006, cash and deposits with other banks totaled $7.962 million as compared to $6.696 million on December 31, 2005.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $102.963 million on June 30, 2006, decreasing by $5.350 million from the December 31, 2005 total of $108.313 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as a separate component of stockholders’ equity. The carrying value of investments as of June 30, 2006 included an unrealized loss of $2.432 million reflected as accumulated other comprehensive loss of $1.606 million in stockholders’ equity, net of deferred income taxes of $826 thousand. This compares to an unrealized loss of $1.455 million at December 31, 2005 reflected as accumulated other comprehensive loss of $961 thousand, net of deferred income taxes of $494 thousand.

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

Loans:

Net loans increased $10.549 million, or 4.11%, to $267.419 million as of June 30, 2006 from $256.870 million as of December 31, 2005. Of the loan growth experienced in the first half of 2006, commercial loans increased $8.989 million, or 6.81%, to $141.043 million as of June 30, 2006 compared to $132.054 million as of December 31, 2005, and real estate mortgage loans increased $1.636 million, or 1.50%, to $110.670 million as of June 30, 2006, compared to $109.962 million as of December 31, 2005.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort. Management has continued its efforts to create good underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

The collective increase in loans corresponds with the increase in deposits discussed further in the deposits section of this document.

Other Assets:

Other Assets increased $83 thousand, or .83%, to $10.108 million as of June 30, 2006 from $10.025 million as of December 31, 2005. The increase in other assets was due to the pre-payment of Pennsylvania shares tax for 2005. The balance in this account was $183 thousand as of June 30, 2006 compared to a $3 thousand balance as of December 31, 2005.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the six-month period ended June 30, 2006, total deposits increased by $12.476 million, or 4.20%, to $309.438 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2006 were $10.564 million as compared to $17.842 million as of December 31, 2005, a decrease of $7.278 million, or 40.79%. Long-term borrowings were $36.337 million as of June 30, 2006 compared to $34.770 million as of December 31, 2005 an increase of $1.567 million, or 4.51%. The decrease in short-term borrowings was directly attributable to the increase in deposits over the same period.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of June 30, 2006, regulatory capital to total assets was 9.43% as compared to 10.10% on December 31, 2005. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan. In the six months ended June 30, 2006, the Company purchased 14,779 shares for the treasury at a total cost of $450,780.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 13.43% and the total capital ratio to risk weighted asset ratio was 14.33% at June 30, 2006. The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statements of cash flows presented in the accompanying consolidated financial statements included in Part I of this Form 10Q provide analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2006 totaled $33.572 million, which consisted of $21.864 million in unfunded commitments of existing loans, $9.679 million to grant new loans and $2.029 thousand in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the interest rate shock analysis. The Bank uses a software model to measure and to keep track. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or re-pricing opportunities of assets and liabilities, in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways, with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items, such as deposits without maturities.

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2006:

INTEREST RATE SENSITIVITYANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$31,048	$22,011	$25,062	$145,215	$46,535
Securities	4,836	2,979	2,519	40,257	52,372
Federal funds sold	0	0	0	0	0
Total rate sensitive assets	35,884	24,990	27,581	185,472	98,907
Cumulative rate sensitive assets	$35,884	$60,874	$88,455	$273,927	$372,834
RATE SENSITIVE LIABILITIES
Interest bearing checking	$190	$190	$383	$3,046	$18,087
Money market deposits	339	339	678	5,427	32,220
Regular savings	1,504	833	1,665	13,323	78,073
CDs and IRAs	27,544	18,801	20,764	30,696	4,098
Short-term borrowings	10,564	0	0	0	0
Long-term borrowings	0	0	7,500	2,097	26,740
Total rate sensitive liabilities	40,141	20,163	30,990	54,589	159,218
Cumulative rate sensitive liabilities	$40,141	$60,304	$91,294	$145,883	$305,101

Period gap	$(4,257)	$4,827	$(3,409)	$130,883	$(60,311)
Cumulative gap	$(4,257)	$570	$(2,839)	$128,044	$67,733
Cumulative RSA to RSL	89.39%	100.95%	96.89%	187.77%	122.20%
Cumulative gap to total assets	(1.07%)	.14%	(.71%)	32.18%	17.03%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2006, total interest income increased by $510 thousand, or 9.90%, to $5.661 million as compared to $5.151 million for the three months ended June 30, 2005. This increase was due to the increase in average loans as well as an increase in yields on loans from 6.53% for the quarter ended June 30, 2005 to 6.93% for the same quarter in 2006. Average loans increased $20.389 million, or 8.19%, to $269.252 million for the quarter ended June 30, 2006 as compared to $248.863 million for the same three-month period in 2005. Overall average earning assets increased to $373.782 million for the three months ended June 30, 2006 as compared to $364.163 million for the three months ended June 30, 2005. The resulting interest earned on loans was $4.540 million for the three-month period ended June 30, 2006 compared to $3.955 million for the same period in 2005, an increase of $585 thousand, or 14.79%. The overall yield on earning assets increased for the three months ended June 30, 2006 to 6.41% as compared to 5.99% for the three months ended June 30, 2005.

For the six months ended June 30, 2006, total interest income increased by $898 thousand, or 8.84%, to $11.056 million as compared to $10.158 million for the six months ended June 30, 2005. This increase too was primarily due to the increase in average total loans. Average total loans increased to $265.899 million for the six months ended June 30, 2006 as compared to $247.789 million for the six months ended June 30, 2005. The resulting interest earned on loans was $8.871 million for the six-month period ended June 30, 2006 compared to $7.796 million for the same period in 2005, an increase of $1.075 million, or 13.79%. The overall yield on earning assets increased for the six months ended June 30, 2006 at 6.37% as compared to 5.99% for the six months ended June 30, 2005 as average earning assets increased to $369.673 million for the period ended June 30, 2006 as compared to $361.655 million for the same period in 2005.

Total interest expense increased by $597 thousand, or 29.89%, to $2.594 million for the three months ended June 30, 2006 from $1.997 million for the three months ended June 30, 2005. This increase was primarily attributable to the increase in the cost of funds which increased to 3.39% for the three months ended June 30, 2006 as compared to 2.66% for the second quarter of 2005. Average interest bearing liabilities also increased to $306.678 million for the three months ended June 30, 2006 as compared to $301.072 million for the three months ended June 30, 2005. This increase was due to the increase in average savings. Average savings increased to $92.208 million for the three-month period ended June 30, 2006 as compared to $72.978 million for the same period in 2005.

Total interest expense increased by $1.105 million, or 28.54%, to $4.977 million for the six months ended June 30, 2006 from $3.872 million for the six months ended June 30, 2005. As with the quarterly interest expense, this increase was primarily attributable to the increase in the cost of funds, which increased to 3.30% for the six-month period ended June 30, 2006 as compared to 2.62% for the same period in 2005. Average interest bearing liabilities also increased to $303.738 million for the six months ended June 30, 2006 as compared to $297.873 million for the six months ended June 30, 2005. The year-to-date increase in average interest bearing liabilities was also due to the increase in average savings. Average savings increased to $87.477 million for the six-month period ended June 30, 2006 when compared to $70.827 million for the six-month period ended June 30, 2005. This increase has been the result of increased rates paid on a certificate of savings account which is indexed off of the 91 day treasury rate. As the short end of the treasury yield curve has increased, so too has the rate paid on this product.

Net interest income decreased by $87 thousand, or 2.76%, to $3.067 million for the three months ended June 30, 2006 from $3.154 million for the three months ended June 30, 2005. The Bank’s net interest spread decreased to 3.02% for the three months ended June 30, 2006 from 3.33% for the three months ended June 30, 2005 on a fully tax equivalent basis. The net interest margin decreased to 3.63% for the three-month period ended June 30, 2006 from 3.79% for the three-month period ended June 30, 2005 on a fully tax equivalent basis. The effect of the increases to the Federal Funds rate, which have been implemented by the Federal Reserve over the past 24 months, have been to decrease both the net interest spread and net interest margin. This is due to the short end of the treasury yield curve increasing with those rate movements while the long end of the treasury yield curve has remained stable. This is commonly referred to as a flattening of the yield curve. Deposit liability rates are affected by the short end of the yield curve while loan and investment rates tend to follow the long end of the yield curve, the result of which is often a decrease in net interest income.

Net interest income decreased by $207 thousand, or 3.29%, to $6.079 million for the six months ended June 30, 2006 from $6.286 million for the six months ended June 30, 2005. The Bank’s net interest spread decreased to 3.07% for the six months ended June 30, 2006 from 3.36% for the six months ended June 30, 2005 on a fully tax equivalent basis. The net interest margin decreased to 3.65% for the six-month period ended June 30, 2006 from 3.83% for the six-month period ended June 30, 2005 on a fully tax equivalent basis. The decrease in net interest spread and net interest income for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005 is also due to the flattening of the yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the six-month and three-month periods ended June 30, 2006, and June 30, 2005:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Six months ended
	June 2006			June 2005
(Dollars in thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$109,987	$3,627	6.65%	$108,548	$3,482	6.47%
Installment	17,400	683	7.92%	17,615	599	6.86%
Commercial	117,599	4,106	7.04%	101,870	3,315	6.56%
Tax exempt	20,440	427	6.38%	19,164	375	5.98%
Other loans	473	28	11.94%	592	25	8.52%
Total loans	265,899	8,871	6.89%	247,789	7,796	6.50%
Investment securities (AFS)
Taxable	61,455	1,368	4.49%	73,784	1,585	4.33%
Non-taxable	40,796	777	5.82%	37,974	745	5.99%
Total securities	102,251	2,145	5.02%	111,758	2,330	4.90%
Fed funds sold	1,523	40	5.30%	2,108	32	3.06%
Total earning assets	369,673	11,056	6.37%	361,655	10,158	5.99%
Less: allowance for loan losses	(2,413)			(2,700)
Cash and due from banks	6,593			6,238
Premises and equipment, net	5,717			5,342
Other assets	12,850			12,123
Total assets	$392,420			$382,658
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$24,557	101.83%		$23,788	71	0.60%
Regular savings	87,477	1,285	2.96%	70,827	502	1.43%
Money market savings	37,522	680	3.65%	35,810	354	1.99%
Time	105,835	1,922	3.66%	107,008	1,637	3.08%
Total interest bearing deposits	255,391	3,988	3.15%	237,433	2,564	2.18%
Other borrowings	48,347	989	4.13%	60,440	1,308	4.36%
Total interest bearing	303,738	4,977	3.30%	297,873	3,872	2.62%
Liabilities
Net interest income		$6,079	3.07%		$6,286	3.36%
Non-interest bearing
Demand deposits	47,485			42,828
Accrued expenses and
Other liabilities	1,894			1,576
Stockholders’ equity	39,303			40,381
Total liabilities and
Stockholders’ equity	$392,420			$382,658
Interest income/earning assets			6.37%			5.99%
Interest expense/earning assets			2.71%			2.16%
Net interest margin			3.65%			3.83%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	June 2006			June 2005
(Dollars in thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$110,367	$1,829	6.65%	$108,305	$1,740	6.44%
Installment	17,423	347	7.99%	17,568	318	7.26%
Commercial	120,610	2,134	7.10%	103,061	1,696	6.60%
Tax exempt	20,383	215	6.41%	19,356	189	5.93%
Other loans	469	15	12.83%	573	12	8.40%
Total loans	269,252	4,540	6.93%	248,863	3,955	6.53%
Investment securities (AFS)
Taxable	60,260	693	4.61%	74,515	804	4.33%
Non-taxable	41,919	397	5.76%	37,734	368	5.93%
Total securities	102,179	1,090	5.08%	112,249	1,172	4.87%
Fed funds sold	2,351	31	5.29%	3,051	24	3.16%
Total earning assets	373,782	5,661	6.41%	364,163	5,151	5.99%
Less: allowance for loan losses	(2,438)			(2,670)
Cash and due from banks	6,855			6,638
Premises and equipment, net	5,768			5,509
Other assets	12,872			12,322
Total assets	$396,839			$385,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$24,865	51.82%		$24,501	36	0.59%
Regular savings	92,208	727	3.16%	72,978	279	1.53%
Money market savings	37,679	356	3.79%	35,798	192	2.15%
Time	104,714	971	3.72%	107,358	835	3.12%
Total interest bearing deposits	259,466	2,105	3.25%	240,635	1,342	2.24%
Other borrowings	47,212	489	4.15%	60,437	655	4.35%
Total interest bearing	306,678	2,594	3.39%	301,072	1,997	2.66%
Liabilities
Net interest income		$3,067	3.02%		$3,154	3.33%
Non-interest bearing
Demand deposits	48,722			44,342
Accrued expenses and
Other liabilities	1,980			1,738
Stockholders’ equity	39,459			38,810
Total liabilities and
Stockholders’ equity	$396,839			$385,962
Interest income/earning assets			6.41%			5.99%
Interest expense/earning assets			2.78%			2.20%
Net interest margin			3.63%			3.79%

Provision for Loan Losses:

The provision for loan losses for the three months ended June 30, 2006 was $60 thousand, an increase of $60 thousand over the same period in 2005.

The provision for loan losses for the six months ended June 30, 2006 was $120 thousand, an increase of $120 thousand over the same period in 2005. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for both the quarter ended and six-month period ended June 30, 2006. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended June 30, 2006, charge-offs totaled $37 thousand while net charge-offs totaled $30 thousand as compared to $43 thousand and $33 thousand, respectively, for the same three-month period in 2005.

In the six-month period ended June 30, 2006, charge-offs totaled $58 thousand while net charge-offs totaled $43 thousand as compared to $93 thousand and $77 thousand, respectively, for the same six-month period in 2005.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all “problem loans” including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the Board of Directors. The Bank has not had, nor presently have, any foreign loans. Based upon this analysis, senior management has concluded that the allowance of loan losses is adequate.

Other Income:

Service charges and fees increased 4.43%, or $20 thousand, to $434 thousand in the three months ended June 30, 2006, from $414 thousand in the three months ended June 30, 2005.

Service charges and fees increased 10.47%, or $85 thousand, to $897 thousand in the six months ended June 30, 2006, from $812 thousand in the six months ended June 30, 2005. The increase in service charges and fees is due in part to net overdraft fees which were $622 thousand for the six-month period ended June 30, 2006 compared to $562 thousand for the comparable period in 2005, an increase of $60 thousand, or 10.68%. Increases in overdraft fees were budgeted in 2006 when compared to 2005. The increase was due to the increase in deposit accounts attracted within the Bank’s new market areas in New York State, as well as increases in deposit accounts at the existing branches of the Bank.

Investment division income was $58 thousand for the three-month period ended June 30, 2006, a decrease of $4 thousand, or 6.45%, from the same period in 2005. The investment division has pursued a different business model in 2006 in comparison to prior periods. The change has been reflected in the fee structure which has gone from a one-time, up-front commission to a smaller commission received on a recurring basis over the life of an account. This has meant that the Company has had to forego short-term profits in lieu of a long-term fee structure.

Investment division income was $100 thousand for the six-month period ended June 30, 2006, a decrease of $28 thousand, or 21.88%, from the same period in 2006. Again, the change in the business model in 2006 has been a contributing factor.

Earnings on investment in life insurance has remained steady at $68 thousand for the three-month period ended June 30, 2006, compared to $66 thousand for the three-month period ended June 30, 2005, an increase of $2 thousand, or 3.03%.

Earnings on investment in life insurance has remained steady at $133 thousand for the six- month period ended June 30, 2006, compared to $133 thousand for the six-month period ended June 30, 2005.

Other income was $85 thousand for the three months ended June 30, 2006, an increase of $3 thousand, or 3.66%, from $82 thousand for the comparable period in 2005.

Other income was $187 thousand for the six months ended June 30, 2006, an increase of $24 thousand, or 14.72%, from $163 thousand for the comparable period in 2005.

Gains on security sales were $8 thousand for the three months ended June 30, 2006 compared to gains of $109 thousand for the comparable period in 2005, a decrease of $101 thousand, or 92.66%. The decrease is due to the existence of fewer gain positions within the Bank’s investment portfolio as market yields begin to eclipse yields within the portfolio.

Losses on security sales were $9 thousand for the six months ended June 30, 2006 compared to gains of $134 thousand for the comparable period in 2005, a decrease of $143 thousand, or 106.72%. The decrease again is due to the existence of fewer gain positions within the Bank’s investment portfolio as market yields begin to eclipse yields within the portfolio.

Other Operating Expenses:

Total other expenses increased 4.57%, or $109 thousand, to $2.493 million during the three months ended June 30, 2006 compared to $2.384 million for the comparable period in 2005.

Total other expenses increased 6.04%, or $275 thousand, to $4.827 million during the six months ended June 30, 2006 compared to $4.552 million for the comparable period in 2005.

Notable components of other expenses are as follows:

Salaries and benefits increased 3.76%, or $45 thousand, to $1.242 million for the three months ended June 30, 2006 compared to $1.197 million for the same period in 2005 due to normal pay increases and increased staff.

Salaries and benefits increased 8.18%, or $185 thousand, to $2.446 million for the six months ended June 30, 2006 compared to $2.261 million for the same period in 2005, also as a result of normal pay increases and increased staff. The full-time equivalent number of employees was 117 as of June 30, 2006 compared to 115 as of June 30, 2005.

Occupancy expenses increased $49 thousand, or 38.89%, for the three-month period ended June 30, 2006, to $175 thousand, compared to $126 thousand for the same period in 2005. The costs associated with the two new offices in New York contributed to the increase.

Occupancy expense increased $92 thousand, or 34.20%, for the six-month period ended June 30, 2006, to $361 thousand, compared to $269 thousand for the six-month period ended June 30, 2005. Once again, costs associated with the upkeep and maintenance of the two new New York offices for the entire period in 2006 has contributed to this increase.

Professional fees and outside services decreased $31 thousand, or 26.27%, in the three months ended June 30, 2006 to $87 thousand, compared to $118 thousand for the three-month period ended June 30, 2005. Decreases were budgeted for in 2006 due to fewer costs associated with Sarbanes-Oxley Section 404 compliance. Professional fees and outside services were budgeted at $87 thousand for the three-month period ended June 30, 2006.

Professional fees and outside services decreased $72 thousand, or 29.75%, in the six months ended June 30, 2006 to $170 thousand, compared to $242 thousand for the same six-month period ended June 30, 2005. As with the quarter-to-date results discussed, decreases were expected in professional fees and outside services due to fewer costs in relation to Sarbanes-Oxley Section 404 compliance. These costs were budgeted to be $173 thousand for the six-month period ended June 30, 2006.

Computer services and supplies decreased $17 thousand, or 9.04%, for the three months ended June 30, 2006, to $171 thousand, compared to $188 thousand for the comparable period in 2005.  The decrease in computer services and supplies is primarily due to decreases in ATM expenses. As of February of 2006, the Company no longer utilizes the services of Midwest Payment Systems in the processing of ATM and debit card transactions. The Company now internally processes those transactions at a reduced cost.

Computer services and supplies increased $37 thousand, or 10.36%, for the six months ended June 30, 2006, to $394 thousand, compared to $357 thousand for the comparable period in 2005.  Year-to-date increases are due to increased costs associated with maintenance agreements for various computer equipment utilized in Bank operations, as well as the costs associated with data communication between offices. These costs were within budgeted amounts as the Bank continues to implement and upgrade to more advanced technology. The six months ended June 30, 2006 budget for computer services and supplies was $444 thousand.

All other operating expenses increased $63 thousand, or 8.34%, to $818 thousand in the three months ended June 30, 2006, compared to $755 thousand for the same three-month period in 2005. The increase in all other operating expense categories, which include equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be insignificant under normal circumstances.

All other operating expenses increased $33 thousand, or 2.32%, to $1.456 million for the six-month period ended June 30, 2006, compared to $1.423 million for the same six-month period in 2005. As with the quarterly results, the increase in all other operating expense categories, which include equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is deemed to be normal. Additional occupancy and equipment costs associated with the two new Broome County, New York, offices also contributed to the increase between the two periods.

Income Tax Provision:

The Corporation recorded an income tax provision of $175 thousand, or 15.00% of income, and $315 thousand, or 17.86% of income, for the quarters ended June 30, 2006 and 2005, respectively.

The Corporation recorded an income tax provision of $403 thousand, or 16.52% of income, and $642 thousand, or 19.08% of income, for the six months ended June 30, 2006 and 2005, respectively. Decreases in the effective tax rate for the quarter ended, and year to date period ended June 30, 2006 is due to increased tax-exempt loan interest income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now raised the overnight fed funds rate 17 times since June of 2004 in 25 basis point increments. As of June 30, 2006, the Bank is currently showing sensitivity to upward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 2.10%, or $278 thousand, in a +200 basis point rate shock scenario over a one-year period. An increase of 3.76%, or $497 thousand, is shown in the model at a -200 basis point rate shock over the same one-year period. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10K filed with the Securities and Exchange Commission for December 31, 2005, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2006 - April 30, 2006	0	$0	0	105,359
May 1, 2006 - May 31, 2006	7,479	$29.50	0	97,880
June 1, 2006 - June 30, 2006	0	$0	0	97,880
TOTAL	7,479	$29.50	0

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 29, 2006, Meeting Chairman, Russell D. Shurtleff, reported that the Judge of Election and Proxies had completed the voting tabulations. On the basis of their report, he declared that John W. Ord and Russell D. Shurtleff were elected for a three-year term.

I. Election of Class I Directors

NAME	FOR	WITHHOLD AUTHORITY
John W. Ord	2,218,317	28,863
Russell D. Shurtleff	2,216,271	30,909

Class III Directors whose terms will expire in 2007
Thomas F. Chamberlain
William E. Aubrey

Class I Directors whose terms will expire in 2008
George H. Stover, Jr.
Richard S. Lochen, Jr.

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/  Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/COO

Date:  August 9, 2006

By/s/  Frederick J. Malloy
Frederick J. Malloy, AVP/Controller

Date:  August 9, 2006