Form 10-Q
period 2006-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2006-11-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

Large accelerated filer _____  Accelerated filer X  Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Number of shares outstanding as of September 30, 2006

COMMON STOCK ($2 Par Value)	3,133,874
--------------------------	-------------------
(Title of Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2006

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets	3
	as of September 30, 2006 (Unaudited)
	and December 31, 2005 (Audited)

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Nine Months
	Ended September 30, 2006 and 2005

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Nine Months
	Ended September 30, 2006 and 2005

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Nine Months
	Ended September 30, 2006 and 2005

	Notes to Consolidated Financial Statements	7 - 11

	Item 2. Management’s Discussion and Analysis of	12-25
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	26
About Market Risk

	Item 4. Controls and Procedures	26

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	27
	Item 1A. Risk Factors	27
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
	Item 3. Defaults upon Senior Securities	27
	Item 4. Submission of Matters to a Vote of Security Holders	27
	Item 5. Other Information	27
	Item 6. Exhibits	28
	Signatures	29

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 (UNAUDITED) and December 31, 2005
(In thousands, except share data)
ASSETS:	Sept 2006	Dec 2005
Cash and due from banks	$6,952	$6,457
Interest bearing deposits in other banks	2,603	239
Federal funds sold	1,018	0
Cash and cash equivalents	10,573	6,696
Securities available for sale	110,716	108,313
Loans	268,291	259,245
Allowance for loan losses	(2,483)	(2,375)
Loans, net	265,808	256,870
Bank premises and equipment, net	6,171	5,837
Accrued interest receivable	1,909	1,827
Intangible assets	1,434	1,630
Other assets	14,993	10,025
Total assets	$411,604	$391,198
LIABILITIES:
Deposits:
Non-interest bearing	$54,168	$46,777
Interest bearing	264,540	250,185
Total deposits	318,708	296,962
Accrued interest payable	598	622
Short-term borrowings	13,266	17,842
Long-term borrowings	36,903	34,770
Other liabilities	1,540	1,386
Total liabilities	371,015	351,582
STOCKHOLDERS' EQUITY:
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,133,874 shares and 3,155,670 shares at September 30, 2006 and December 31, 2005, respectively	6,683	6,683
Surplus	3,045	2,995
Retained earnings	35,825	34,599
Accumulated other comprehensive loss	(534)	(961)
Treasury stock at cost; 207,377 and 185,581 shares at September 30, 2006 and December 31, 2005, respectively	(4,430)	(3,700)
Total stockholders' equity	40,589	39,616
Total liabilities and stockholders’ equity	$411,604	$391,198

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
INTEREST INCOME:
Loans receivable, including fees	$4,666	$4,086	$13,537	$11,882
Securities:
Taxable	756	783	2,124	2,368
Tax exempt	375	395	1,152	1,140
Other	69	20	109	52
Total interest income	5,866	5,284	16,922	15,442
INTEREST EXPENSE:
Deposits	2,315	1,503	6,303	4,067
Short-term borrowings	126	98	373	213
Long-term borrowings	381	577	1,123	1,770
Total interest expense	2,822	2,178	7,799	6,050
Net interest income	3,044	3,106	9,123	9,392
PROVISION FOR LOAN LOSSES	60	0	180	0
Net interest income after provision for loan losses	2,984	3,106	8,943	9,392
OTHER INCOME:
Customer service fees	440	464	1,337	1,276
Investment division commission income	53	48	153	176
Earnings on investment in life insurance	73	65	206	198
Other income	109	81	296	244
Net realized gains on sales of securities available for sale	15	53	6	187
Total other income	690	711	1,998	2,081
OTHER EXPENSES:
Salaries and employee benefits	1,195	1,088	3,641	3,349
Occupancy	147	140	508	409
Equipment	110	103	333	325
FDIC insurance and assessments	30	35	90	106
Professional fees and outside services	83	112	253	354
Prepayment penalty-FHLB	0	808	0	808
Computer services and supplies	189	221	583	578
Taxes, other than payroll and income	96	80	277	246
Other	660	458	1,652	1,422
Total other expenses	2,510	3,045	7,337	7,597
Income before income taxes	1,164	772	3,604	3,876
INCOME TAXES	179	52	582	694
Net income	$985	$720	$3,022	$3,182
Net income per share, basic	$0.31	$0.23	$0.96	$1.01
Net income per share, diluted	$0.31	$0.23	$0.96	$1.00

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive income
Net income	0	0	3,022	0	0	3,022
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	427	0	427
Total comprehensive income						3,449
Stock option expense	0	2	0	0	0	2
Cash dividends, ($0.57 per share)	0	0	(1,796)	0	0	(1,796)
Treasury stock purchase (26,579 shares)	0	0	0	0	(783)	(783)
Treasury stock issued for stock option plan (4,783 shares)	0	48	0	0	53	101
Balance, September 30, 2006	$6,683	$3,045	$35,825	$(534)	$(4,430)	$40,589

Balance, December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive income
Net income	0	0	3,182	0	0	3,182
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,017)	0	(1,017)
Total comprehensive income	0	0	0	0	0	2,165
Cash dividends, ($1.57 per share)	0	0	(4,944)	0	0	(4,944)
Treasury stock purchase (10,215 shares)	0	0	0	0	(356)	(356)
Treasury stock issued for stock option plan (5,542 shares)	0	76	0	0	48	124
Balance, September 30, 2005	$6,683	$2,897	$33,903	$(399)	$(3,741)	$39,343

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash Flows from Operating Activities
Net income	$3,022	$3,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	555
Provision for loan losses	180	0
Gain on sale of foreclosed real estate	(29)	0
Amortization of securities' premiums and accretion of discounts, net	323	451
Gains on sales of investment securities, net	(6)	(187)
Losses on sales or retirements of equipment	69	0
Stock option expense	2	0
Proceeds from the sale of mortgage loans	2,036	1,155
Net gain on sale of loans	(17)	(22)
Loans originated for sale	(2,019)	(1,133)
Net earnings on investment in life insurance	(206)	(198)
(Increase) decrease in accrued interest receivable	(82)	28
(Increase) decrease in other assets	(744)	194
Increase (decrease) in accrued interest payable	(24)	28
Increase (decrease) in other liabilities	154	(608)
Net cash provided by operating activities	3,268	3,445
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	36,967	19,371
Proceeds from maturities of and principal payments received on available for sale securities	6,545	12,790
Purchase of available for sale securities	(45,585)	(31,989)
Net increase in loans	(13,381)	(6,809)
Purchase of premises and equipment	(816)	(1,245)
Proceeds from sale of other real estate	54	174
Net cash used in investing activities	(16,216)	(7,708)
Cash Flows from Financing Activities
Cash dividends paid	(1,796)	(4,944)
Increase in deposits	21,746	18,588
Proceeds from long-term borrowings	3,100	10,000
Repayment of long-term borrowings	(967)	(18,209)
Increase (decrease) in short-term borrowings	(4,576)	237
Purchase of treasury stock	(783)	(356)
Proceeds from sale of treasury stock	101	124
Net cash provided by financing activities	16,825	5,440
Net increase in cash and cash equivalents	3,877	1,177
Cash and cash equivalents, beginning of year	6,696	6,005
Cash and cash equivalents, end of year	$10,573	$7,182
Supplemental disclosures of cash paid
Interest paid	$7,823	$6,022
Income taxes paid	$400	$957
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$4,263	$200

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10K for the year ended December 31, 2005.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income applicable to common stock	$985,000	$720,000	$3,022,000	$3,182,000

Weighted average common shares outstanding	3,139,763	3,150,095	3,147,527	3,150,771
Effect of dilutive securities, stock options	11,257	15,872	12,620	17,542
Weighted average common shares outstanding used to calculate diluted earnings per share	3,151,020	3,165,967	3,160,147	3,168,313
Basic earnings per share	$0.31	$0.23	$0.96	$1.01
Diluted earnings per share	$0.31	$0.23	$0.96	$1.00

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months and three months ended September 30, 2006 and 2005 are as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	Sept 30,2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Unrealized holding gains (losses) on available for sale securities	$1,639	$(659)	$653	$(1,354)
Less: Reclassification adjustment for gains (losses) realized in net income	15	53	6	187
Net unrealized gains (losses)	1,624	(712)	647	(1,541)
Tax effect	(552)	244	(220)	524
Other comprehensive income (loss)	$1,072	$(468)	$427	$(1,017)

NOTE 4. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 4,350 stock options were not fully vested and no stock options were granted during the nine months ended September 30, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the nine months ended September 30, 2006, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of September 30, 2006, the Company had 4,100 stock options not fully vested and there was approximately $4,713 of total unrecognized compensation cost related to these non-vested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

(In thousands, except per share amounts)	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$720	$3,182
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards	(1)	(3)
Pro forma net income	$719	$3,179
Basic earnings per share:
As reported	$0.23	$1.01
Pro forma	$0.23	$1.01
Diluted earnings per share:
As reported	$0.23	$1.00
Pro forma	$0.23	$1.00

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $2,712,000 of standby letters of credit as of September 30, 2006. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at September 30, 2006 was $2,712,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $991,000. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit is not material.

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

FAS 157

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FAS 158

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

SAB 108

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

FASB Staff Position AUG AIR-1

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year ended December 31, 2005. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 22 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the nine months ended September 30, 2006 decreased 5.03% to $3.022 million as compared to $3.182 million for the same period in 2005. Diluted earnings per share decreased 4.00% to $.96 per share for the nine months ended September 30, 2006 from $1.00 per share in the same nine-month period in 2005. At September 30, 2006, the Company had total assets of $411.604 million, total net loans of $265.808 million, and total deposits of $318.708 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2006, cash and deposits with other banks totaled $10.573 million as compared to $6.696 million on December 31, 2005.

On August 18, 2006, the Company purchased a certificate of deposit in the amount of $2.500 million with TCM Bank, N.A. of Tampa, Florida at an interest rate of 5.70%. TCM Bank has an affiliation with the Independent Community Bankers Association (ICBA). The maturity of the certificate of deposit roughly coincides with the maturity of a term borrowing at the Federal Home Loan Bank of Pittsburgh and allowed the Company to earn a higher rate of interest than currently offered through fed funds, of which the Company currently holds $1.018 million. The Company did not hold any certificates of deposit or fed funds positions as of December 31, 2005.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Investments:

Investments totaled $110.716 million on September 30, 2006, increasing by $2.403 million from the December 31, 2005 total of $108.313 million.

The total investment portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Investments available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as a separate component of stockholders’ equity. The carrying value of investments as of September 30, 2006 included an unrealized loss of $809 thousand reflected as accumulated other comprehensive loss of $534 thousand in stockholders’ equity, net of deferred income taxes of $275 thousand. This compares to an unrealized loss of $1.455 million at December 31, 2005 reflected as accumulated other comprehensive loss of $961 thousand, net of deferred income taxes of $494 thousand.

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

Loans:

Net loans increased $8.938 million, or 3.48%, to $265.808 million as of September 30, 2006 from $256.870 million as of December 31, 2005. Of the loan growth experienced in the first nine months of 2006, commercial loans increased $7.135 million, or 5.40%, to $139.189 million as of September 30, 2006 compared to $132.054 million as of December 31, 2005, and real estate mortgage loans increased $2.117 million, or 1.94%, to $111.151 million as of September 30, 2006, compared to $109.962 million as of December 31, 2005.

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

Other Assets:

Other Assets increased $4.968 million, or 49.56%, to $14.993 million as of September 30, 2006 from $10.025 million as of December 31, 2005. The increase in other assets was due in part to the pre-payment of Pennsylvania shares tax for 2006. The balance in this account was $93 thousand as of September 30, 2006 compared to a $3 thousand balance as of December 31, 2005. Also, the Company holds $4.355 million in other real estate owned as of September 30, 2006 compared to $117 thousand as of December 31, 2005.  On August 7, 2006, the Bank took a deed in lieu of foreclosure on a large commercial real estate credit.  Although a full recovery of this credit cannot be guaranteed at this time, management feels the chances of full recovery are good based on the appraisals performed on the property by independent appraisers.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the nine-month period ended September 30, 2006, total deposits increased by $21.746 million, or 7.32%, to $318.708 million.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2006 were $13.266 million as compared to $17.842 million as of December 31, 2005, a decrease of $4.576 million, or 25.65%. Long-term borrowings were $36.903 million as of September 30, 2006 compared to $34.770 million as of December 31, 2005 an increase of $2.133 million, or 6.13%. The decrease in short-term borrowings was directly attributable to the increase in deposits over the same period.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of September 30, 2006, regulatory capital to total assets was 9.03% as compared to 10.10% on December 31, 2005. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan. In the nine months ended September 30, 2006, the Company purchased 26,579 shares for the treasury at a total cost of $782,951.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 12.66% and the total capital ratio to risk weighted asset ratio was 13.54% at September 30, 2006. The Corporation is deemed to be well-capitalized under regulatory standards.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2006 totaled $36.554 million, which consisted of $24.927 million in unfunded commitments of existing loans, $8.915 million to grant new loans and $2.712 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2006:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$34,613	$12,732	$26,335	$146,517	$48,094
Securities	4,862	5,643	1,756	49,427	49,028
Federal funds sold	1,018	0	0	0	0
Total rate sensitive assets	40,493	18,375	28,091	195,944	97,122
Cumulative rate sensitive assets	$40,493	$58,868	$86,959	$282,903	$380,025
RATE SENSITIVE LIABILITIES
Interest bearing checking	$207	$208	$415	$3,320	$20,541
Money market deposits	315	315	630	5,038	31,175
Regular savings	1,607	873	1,745	13,961	86,388
CDs and IRAs	20,719	23,330	20,602	29,148	4,003
Short-term borrowings	13,266	0	0	0	0
Long-term borrowings	0	7,500	0	2,751	26,652
Total rate sensitive liabilities	36,114	32,226	23,392	54,218	168,759
Cumulative rate sensitive liabilities	$36,114	$68,340	$91,732	$145,950	$314,709

Period gap	$4,379	$(13,851)	$4,699	$141,726	$(71,637)
Cumulative gap	$4,379	$(9,472)	$(4,773)	$136,953	$65,316
Cumulative RSA to RSL	112.13%	86.14%	94.80%	193.84%	120.75%
Cumulative gap to total assets	1.06%	(2.30%)	(1.16%)	33.27%	15.87%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended September 30, 2006, total interest income increased by $582 thousand, or 11.01%, to $5.866 million as compared to $5.284 million for the three months ended September 30, 2005. This increase was due to the increase in average loans as well as an increase in yields on loans from 6.60% for the quarter ended September 30, 2005 to 7.06% for the same quarter in 2006. Average loans increased $16.943 million, or 6.74%, to $268.361 million for the quarter ended September 30, 2006 as compared to $251.418 million for the same three-month period in 2005. Overall average earning assets increased to $377.636 million for the three months ended September 30, 2006 as compared to $369.149 million for the three months ended September 30, 2005. The resulting interest earned on loans was $4.666 million for the three-month period ended September 30, 2006 compared to $4.086 million for the same period in 2005, an increase of $580 thousand, or 14.19%. The overall yield on earning assets increased for the three months ended September 30, 2006 to 6.46% as compared to 6.00% for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, total interest income increased by $1.480 million, or 9.58%, to $16.922 million as compared to $15.442 million for the nine months ended September 30, 2005. This increase too was primarily due to the increase in average total loans. Average total loans increased to $266.728 million for the nine months ended September 30, 2006 as compared to $249.012 million for the nine months ended September 30, 2005. The resulting interest earned on loans was $13.537 million for the nine-month period ended September 30, 2006 compared to $11.882 million for the same period in 2005, an increase of $1.655 million, or 13.93%. The overall yield on earning assets increased for the nine months ended September 30, 2006 to 6.08% as compared to 5.67% for the nine months ended September 30, 2005 as average earning assets increased to $372.380 million for the period ended September 30, 2006 as compared to $364.180 million for the same period in 2005.

Total interest expense increased by $644 thousand, or 29.57%, to $2.822 million for the three months ended September 30, 2006 from $2.178 million for the three months ended September 30, 2005. This increase was primarily attributable to the increase in the cost of funds which increased to 3.60% for the three months ended September 30, 2006 as compared to 2.86% for the third quarter of 2005. Average interest bearing liabilities also increased to $310.930 million for the three months ended September 30, 2006 as compared to $301.930 million for the three months ended September 30, 2005. This increase was due to the increase in average savings. Average savings increased to $99.721 million for the three-month period ended September 30, 2006 as compared to $72.830 million for the same period in 2005. The largest contributor to the increase in average savings is the certificate savings product. The rate paid on certificate savings increased for the three months ended September 30, 2006 to 4.77% as compared to 3.44% for the three months ended September 30, 2005 as the average balance for that product was $67.229 million and $33.456 million, respectively.

Total interest expense increased by $1.749 million, or 28.91%, to $7.799 million for the nine months ended September 30, 2006 from $6.050 million for the nine months ended September 30, 2005. As with the quarterly interest expense, this increase was primarily attributable to the increase in the cost of funds, which increased to 3.41% for the nine-month period ended September 30, 2006 as compared to 2.70% for the same period in 2005. Average interest bearing liabilities also increased to $306.161 million for the nine months ended September 30, 2006 as compared to $299.242 million for the nine months ended September 30, 2005. The year-to-date increase in average interest bearing liabilities was also due to the increase in average savings. Average savings increased to $91.603 million for the nine-month period ended September 30, 2006 when compared to $71.502 million for the nine-month period ended September 30, 2005. This increase has been the result of increased rates paid on a certificate of savings account which is indexed off of the 91 day treasury rate. As the short end of the treasury yield curve has increased, so too has the rate paid on this product. As previously discussed, the rate paid on the certificate savings product is 4.77% as of September 30, 2006 as compared to 3.44% as of September 30, 2005. Furthermore, the year to date average balance in certificate savings went from $30.964 million as of September 30, 2005 to $57.763 million as of September 30, 2006. Both the rate paid and the balance of certificate savings have played key roles in increasing the Company’s cost of funds.

Net interest income decreased by $62 thousand, or 2.00%, to $3.044 million for the three months ended September 30, 2006 from $3.106 million for the three months ended September 30, 2005. The Bank’s net interest spread decreased to 2.86% for the three months ended September 30, 2006 from 3.14% for the three months ended September 30, 2005 on a fully tax equivalent basis. The net interest margin decreased to 3.50% for the three-month period ended September 30, 2006 from 3.66% for the three-month period ended September 30, 2005 on a fully tax equivalent basis. The effect of the increases to the Federal Funds rate, which have been implemented by the Federal Reserve over the past 24 months, have been to decrease both the net interest spread and net interest margin. This is due to the short end of the treasury yield curve increasing with those rate movements while the long end of the treasury yield curve has remained stable. This is commonly referred to as a flattening of the yield curve. Deposit liability rates are affected by the short end of the yield curve while loan and investment rates tend to follow the long end of the yield curve, the result of which is often a decrease in net interest income.

Net interest income decreased by $269 thousand, or 2.86%, to $9.123 million for the nine months ended September 30, 2006 from $9.392 million for the nine months ended September 30, 2005. The Bank’s net interest spread decreased to 2.67% for the nine months ended September 30, 2006 from 2.97% for the nine months ended September 30, 2005 on a fully tax equivalent basis. The net interest margin decreased to 3.28% for the nine-month period ended September 30, 2006 from 3.45% for the nine-month period ended September 30, 2005 on a fully tax equivalent basis. The decrease in net interest spread and net interest income for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005 is also due to the flattening of the yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the nine-month and three-month periods ended September 30, 2006, and September 30, 2005:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Nine months ended
	September 2006			September 2005
(Dollars in thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$110,394	$5,493	6.65%	$108,569	$5,243	6.46%
Installment	17,352	1,057	8.14%	17,636	947	7.18%
Commercial	118,449	6,308	7.12%	103,113	5,089	6.60%
Tax exempt	20,056	636	6.42%	19,089	565	6.00%
Other loans	477	43	12.05%	605	38	8.40%
Total loans	266,728	13,537	6.79%	249,012	11,882	6.38%
Investment securities (AFS)
Taxable	62,391	2,124	4.55%	73,951	2,368	4.28%
Non-taxable	40,572	1,152	5.75%	39,167	1,140	5.90%
Total securities	102,963	3,276	4.25%	113,118	3,508	4.15%
Time deposits with other banks	403	17	5.64%	0	0	0.00%
Fed funds sold	2,286	92	5.38%	2,050	52	3.39%
Total earning assets	372,380	16,922	6.08%	364,180	15,442	5.67%
Less: allowance for loan losses	(2,428)			(2,676)
Cash and due from banks	6,778			6,506
Premises and equipment, net	6,767			5,476
Other assets	12,954			12,166
Total assets	$396,451			$385,652
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$24,811	173	0.93%	$23,501	106	0.60%
Regular savings	91,603	2,163	3.16%	71,502	839	1.57%
Money market savings	37,730	1,065	3.77%	36,457	603	2.21%
Time	103,823	2,902	3.74%	107,043	2,519	3.15%
Total interest bearing deposits	257,967	6,303	3.27%	238,503	4,067	2.28%
Other borrowings	48,194	1,496	4.15%	60,739	1,983	4.37%
Total interest bearing	306,161	7,799	3.41%	299,242	6,050	2.70%
Liabilities
Net interest income		$9,123	2.67%		$9,392	2.97%
Non-interest bearing
demand deposits	49,219			44,825
Accrued expenses and
other liabilities	2,015			1,552
Stockholders’ equity	39,056			40,033
Total liabilities and
stockholders’ equity	$396,451			$385,652
Interest income/earning assets			6.08%			5.67%
Interest expense/earning assets			2.80%			2.22%
Net interest margin			3.28%			3.45%

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	September 2006			September 2005
(Dollars in thousands)	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$111,196	$1,866	6.66%	$108,612	$1,761	6.43%
Installment	17,258	374	8.60%	17,677	348	7.81%
Commercial	120,122	2,202	7.27%	105,558	1,774	6.67%
Tax exempt	19,301	209	6.51%	18,941	190	6.03%
Other loans	484	15	12.30%	630	13	8.19%
Total loans	268,361	4,666	7.06%	251,418	4,086	6.60%
Investment securities (AFS)
Taxable	64,160	756	4.67%	74,281	783	4.18%
Non-taxable	40,131	375	5.62%	41,514	395	5.72%
Total securities	104,291	1,131	5.04%	115,795	1,178	4.73%
Time deposits with other banks	1,196	17	5.64%	0	0	0%
Fed funds sold	3,788	52	5.45%	1,936	20	4.10%
Total earning assets	377,636	5,866	6.46%	369,149	5,284	6.00%
Less: allowance for loan losses	(2,457)			(2,630)
Cash and due from banks	7,141			7,034
Premises and equipment, net	8,833			5,740
Other assets	13,159			12,250
Total assets	$404,312			$391,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$25,309	72	1.13%	$22,936	35	0.61%
Regular savings	99,721	878	3.49%	72,830	337	1.84%
Money market savings	38,140	385	4.00%	37,730	249	2.62%
Time	99,864	980	3.89%	107,113	882	3.27%
Total interest bearing deposits	263,034	2,315	3.49%	240,609	1,503	2.48%
Other borrowings	47,896	507	4.20%	61,328	675	4.37%
Total interest bearing	310,930	2,822	3.60%	301,937	2,178	2.86%
Liabilities
Net interest income		$3,044	2.86%		$3,106	3.14%
Non-interest bearing
demand deposits	52,629			48,755
Accrued expenses and
other liabilities	2,254			1,503
Stockholders’ equity	38,499			39,348
Total liabilities and
stockholders’ equity	$404,312			$391,543
Interest income/earning assets			6.46%			6.00%
Interest expense/earning assets			2.96%			2.34%
Net interest margin			3.50%			3.66%

Provision for Loan Losses:

The provision for loan losses for the three months ended September 30, 2006 was $60 thousand, an increase of $60 thousand over the same period in 2005.

The provision for loan losses for the nine months ended September 30, 2006 was $180 thousand, an increase of $180 thousand over the same period in 2005. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for both the quarter ended and nine-month period ended September 30, 2006. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended September 30, 2006, charge-offs totaled $39 thousand while net charge-offs totaled $29 thousand as compared to $43 thousand and $33 thousand, respectively, for the same three-month period in 2005.

In the nine-month period ended September 30, 2006, charge-offs totaled $97 thousand while net charge-offs totaled $72 thousand as compared to $159 thousand and $140 thousand, respectively, for the same nine-month period in 2005.

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

Other Income:

Service charges and fees decreased 5.17%, or $24 thousand, to $440 thousand in the three months ended September 30, 2006, from $464 thousand in the three months ended September 30, 2005.

Service charges and fees increased 4.78%, or $61 thousand, to $1.337 million in the nine months ended September 30, 2006, from $1.276 million in the nine months ended September 30, 2005. The increase in service charges and fees is due in part to net overdraft fees which were $898 thousand for the nine-month period ended September 30, 2006 compared to $875 thousand for the comparable period in 2005, an increase of $23 thousand, or 2.63%. Increases in overdraft fees were budgeted in 2006 when compared to 2005. The increase was due to the increase in deposit accounts attracted within the Bank’s new market areas in New York State, as well as increases in deposit accounts at the existing branches of the Bank. Also included in this increase is income recognized through debit card fee income. This line item accounted for $209 thousand of the total service charge income figure as of September 30, 2006, an increase of $52 thousand, or 33.12% from the September 30, 2005 figure of $157 thousand. This increase in debit card fee income is the result of the increased number of card holders, as well as the elimination of a third party debit card processor, in the first quarter of 2006. The Company now processes these transactions in house thus retaining 100% of the transaction fees.

Investment division income was $53 thousand for the three-month period ended September 30, 2006, an increase of $5 thousand, or 10.42%, from the same period in 2005.

Investment division income was $153 thousand for the nine-month period ended September 30, 2006, a decrease of $23 thousand, or 13.07%, from the same period in 2006. The investment division has pursued a different business model in 2006 in comparison to prior periods. The change has been reflected in the fee structure which has gone from a one-time, up-front commission to a smaller commission received on a recurring basis over the life of an account. This has meant that the Company has had to forego short-term profits in lieu of a long-term fee structure.

Earnings on investment in life insurance has increased to $73 thousand for the three-month period ended September 30, 2006, compared to $65 thousand for the three-month period ended September 30, 2005, an increase of $8 thousand, or 12.31%.

Earnings on investment in life insurance has increased to $206 thousand for the nine-month period ended September 30, 2006, compared to $198 thousand for the nine-month period ended September 30, 2005, again, an increase of $8 thousand, or 4.04%.

Other income was $109 thousand for the three months ended September 30, 2006, an increase of $28 thousand, or 34.57%, from $81 thousand for the comparable period in 2005.

Other income was $296 thousand for the nine months ended September 30, 2006, an increase of $52 thousand, or 21.31%, from $244 thousand for the comparable period in 2005.

Various sundry accounts contribute to the increase in other income for the nine-month period ended September 30, 2006 when compared to the same period in 2005.

Gains on security sales were $15 thousand for the three months ended September 30, 2006 compared to gains of $53 thousand for the comparable period in 2005, a decrease of $38 thousand, or 71.70%. The decrease is due to the existence of fewer gain positions within the Bank’s investment portfolio as market yields begin to eclipse yields within the portfolio.

Gains on security sales were $6 thousand for the nine months ended September 30, 2006 compared to gains of $187 thousand for the comparable period in 2005, a decrease of $181 thousand, or 96.79%. The decrease again is due to the existence of fewer gain positions within the Bank’s investment portfolio as market yields begin to eclipse yields within the portfolio.

Other Operating Expenses:

Total other expenses decreased 17.57%, or $535 thousand, to $2.510 million during the three months ended September 30, 2006 compared to $3.045 million for the comparable period in 2005. In September 2005, the Company incurred a one time prepayment penalty at the Federal Home Loan Bank of Pittsburgh in the amount of $808 thousand. Excluding this amount from the total, other expenses increased 12.20%, or $273 thousand during the three months ended September 30, 2006 compared to the same three-month period in 2005.

Total other expenses decreased 3.42%, or $260 thousand, to $7.337 million during the nine months ended September 30, 2006 compared to $7.597 million for the comparable period in 2005. As with the three month analysis of other expenses, excluding the prepayment penalty in September of 2005 from the analysis, other expenses increased 8.07%, or $548 thousand for the nine months ended September 30, 2006 compared to the same period in 2005.

Notable components of other expenses are as follows:

Salaries and benefits increased 9.83%, or $107 thousand, to $1.195 million for the three months ended September 30, 2006 compared to $1.088 million for the same period in 2005 due to normal pay increases as well as the addition of one executive position.

Salaries and benefits increased 8.72%, or $292 thousand, to $3.641 million for the nine months ended September 30, 2006 compared to $3.349 million for the same period in 2005, also as a result of normal pay increases and the addition of one executive position as discussed with the quarterly results.

Occupancy expenses increased $7 thousand, or 5.00%, for the three-month period ended September 30, 2006, to $147 thousand, compared to $140 thousand for the same period in 2005. These increases are considered normal due to increased energy costs between the two periods.

Occupancy expense increased $99 thousand, or 24.21%, for the nine-month period ended September 30, 2006, to $508 thousand, compared to $409 thousand for the nine-month period ended September 30, 2005. Costs associated with the upkeep and maintenance of the two new New York offices for the entire period in 2006 has contributed to this increase, as well as the rise in energy costs associated with heating and air conditioning systems.

Professional fees and outside services decreased $29 thousand, or 25.89%, in the three months ended September 30, 2006 to $83 thousand, compared to $112 thousand for the three-month period ended September 30, 2005. Decreases were budgeted for in 2006 due to fewer costs associated with Sarbanes-Oxley Section 404 compliance. Professional fees and outside services were budgeted at $87 thousand for the three-month period ended September 30, 2006.

Professional fees and outside services decreased $101 thousand, or 28.53%, in the nine months ended September 30, 2006 to $253 thousand, compared to $354 thousand for the same nine-month period ended September 30, 2005. As with the quarter-to-date results discussed, decreases were expected in professional fees and outside services due to fewer costs in relation to Sarbanes-Oxley Section 404 compliance. These costs were budgeted to be $260 thousand for the nine-month period ended September 30, 2006.

Computer services and supplies decreased $32 thousand, or 14.48%, for the three months ended September 30, 2006, to $189 thousand, compared to $221 thousand for the comparable period in 2005. The decrease in computer services and supplies is primarily due to decreases in ATM expenses. As previously discussed in the analysis of customer service fee income, as of February of 2006, the Company no longer utilizes the services of Midwest Payment Systems in the processing of ATM and debit card transactions. The Company now internally processes those transactions at a reduced cost.

Computer services and supplies increased $5 thousand, or .87%, for the nine months ended September 30, 2006, to $583 thousand, compared to $578 thousand for the comparable period in 2005.

Year-to-date increases are due to increased costs associated with maintenance agreements for various computer equipment utilized in Bank operations, as well as the costs associated with data communication between offices. These costs were well within budgeted amounts as the Bank continues to implement and upgrade to more advanced technology. The nine months ended September 30, 2006 budget for computer services and supplies was $666 thousand.

All other operating expenses decreased $588 thousand, or 39.62%, to $896 thousand in the three months ended September 30, 2006, compared to $1.484 million for the same three-month period in 2005. As detailed within the discussion on total other expenses, the decrease in all other expenses is due to the one time Federal Home Loan Bank penalty incurred as the result of early prepayment of debt. Excluding the prepayment penalty, all other expenses, which include equipment, non-income/non-payroll associated taxes, and other standard operating expenses, would show an increase of $220 thousand, or 32.54%, to $896 thousand for the three months ended September 30, 2006, compared to $676 thousand for the same period in 2005. The increase is due to expenses booked in the third quarter of 2006 which were associated with damages incurred as the result of flooding in six of the Company’s twelve offices. The amount of damages booked as of September 30, 2006 stood at $151 thousand. Otherwise, increases would be deemed to be normal.

All other operating expenses decreased $555 thousand, or 19.09%, to $2.352 million for the nine-month period ended September 30, 2006, compared to $2.907 million for the same nine-month period in 2005. Again, excluding the prepayment penalty paid to the Federal Home Loan Bank of Pittsburgh in September of 2005, all other operating expenses would show an increase of $253 thousand, or 12.05%, to $2.352 million for the nine months ended September 30, 2006, compared to $2.099 million for the nine months ended September 30, 2005. As with the quarterly results, the increase in all other operating expense categories, which include equipment, non-income/non-payroll associated taxes, and other standard operating expenses, is mainly the result of flooding damages in the amount of $151 thousand which were incurred in the third quarter of 2006. Once again, excluding these loss damages, the increases would be deemed to be normal.

Income Tax Provision:

The Corporation recorded an income tax provision of $179 thousand, or 15.38% of income, and $52 thousand or 6.74% of income, for the quarters ended September 30, 2006 and 2005, respectively.

The Corporation recorded an income tax provision of $582 thousand, or 16.15% of income, and $694 thousand or 17.91% of income, for the nine months ended September 30, 2006 and 2005, respectively. Decreases in the effective tax rate for the year to date period ended September 30, 2006 is due to increased tax-exempt loan interest income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now raised the overnight fed funds rate 17 times since June of 2004 in 25 basis point increments. As of September 30, 2006, the Bank is currently showing sensitivity to upward rate shift scenarios. The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 5.22%, or $692 thousand, in a +200 basis point rate shock scenario over a one-year period. An increase of 4.44%, or $588 thousand, is shown in the model at a -200 basis point rate shock over the same one-year period. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10K filed with the Securities and Exchange Commission for December 31, 2005, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2006 - July 31, 2006	0	$0	0	97,880
August 1, 2006 - August 31, 2006	11,800	$28.15	0	86,080
September 1, 2006 - September 30, 2006	0	$0	0	86,080
TOTAL	11,800	$28.15	0

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/  Richard S. Lochen, Jr.
Richard S. Lochen, Jr., President

Date:  November 9, 2006

By/s/  Frederick J. Malloy
Frederick J. Malloy, AVP/Controller

Date: November 9, 2006