Form 10-K
period 2006-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2007-03-16
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 0-23863

PEOPLES FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)
PENNSYLVANIA	23-2391852
(State of incorporation)	(IRS Employer Identification No.)

50 MAIN STREET, HALLSTEAD, PA	18822
(Address of principal executive offices)	(Zip code)

(570) 879-2175
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
COMMONSTOCK ($2 Par Value)
(Title of Class)

Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer _____ Accelerated filer X Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
The aggregate market value of voting stock held by non-affiliates of the registrant is $85,625,714
The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock by June 30, 2006. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2006	COMMON STOCK ($2 Par Value) (Title Class)	3,133,874 (Outstanding Shares)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3-13
	Item 1A	Risk Factors	14-15
	Item 1B	Unresolved Staff Comments	15
	Item 2	Properties	16
	Item 3	Legal Proceedings	16
	Item 4	Submission of Matters to a Vote of Security Holders	16
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	17-18
	Item 6	Selected Financial Data	19
	Item 7	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	20-39
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	40
	Item 8	Financial Statements and Supplementary Data	41
		Report of Independent Registered Public Accounting Firm	41
		Consolidated Balance Sheets	42
		Consolidated Statements of Income	43
		Consolidated Statements of Stockholders' Equity	44
		Consolidated Statements of Cash Flows	45-46
		Notes to Consolidated Financial Statements	47-77
	Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	78
	Item 9A	Controls and Procedures	78-80
	Item 9B	Other Information	80
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	80
	Item 11	Executive Compensation	80
	Item 12	Security Ownership of Certain Beneficial Owners and Management	80
		and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions, and Director Independence	80
	Item 14	Principal Accountant Fees and Services	80
Part IV
	Item 15	Exhibits and Financial Statement Schedules	81
		Signatures	82

ITEM 1 BUSINESS

BRIEF HISTORY
Peoples Financial Services Corp. ("PFSC" or the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its subsidiaries, Peoples National Bank (“PNB” or the “Bank”) and Peoples Advisors, LLC (“Advisors”). PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with the First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank. Advisors was formed in 2006 as a member-managed limited liability company for the purpose of providing investment advisory services to the general public.

OPERATING SEGMENTS
The Company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included on page 55 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

SUPERVISION AND REGULATION
The Company, PNB and Advisors, are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in law and regulation may have a material effect on the business and prospects of the Company, PNB, and Advisors.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision, and examination by the Federal Reserve Board (“FRB”). The Company is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of the Company.

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

The Company’s banking subsidiary is a federally chartered national banking association regulated by the Office of the Comptroller of the Currency (“OCC”). The OCC may prohibit an institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.
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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 13.99% and its ratio of total capital to risk-weighted assets stood at 14.64%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. As of December 31, 2006, the Company’s leverage-capital ratio was 9.77%.

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

 FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $100,000 ($250,000 for retirement accounts) per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. PNB’s assessment for 2006 was $37,678. These figures can be compared to FDIC assessments in 2005 of $37,634 and in 2004 of $40,474. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the financing corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2006 was $.0125 for each $100 of BIF deposits.

The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points of deposits for well-capitalized banks with the highest examination ratings to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $218,000 for premiums paid prior to 1996.

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

Loan growth remained steady in 2006 when compared to 2004 and 2005. Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

Loan Approval
Individual loan authorities are established by PNB’s Board of Directors upon recommendation by the chief credit officer. In establishing an individual’s loan authority, the experience of the lender is taken into consideration, as well as the type of lending in which the individual is involved. The President of PNB, along with members of senior management (loan committee), has the authority to approve new loans over $250,000 up to $2,000,000 and all aggregate loans $325,000 to $2,500,000 following an analysis and review by credit analysts and commercial lender. The full Board of Directors reviews on a monthly basis, all loans approved by individual lenders and the officers’ loan committee. All loan requests which are either complex in nature or exceed $2,000,000 new or $2,500,000 aggregate must be analyzed and reviewed by the loan committee and presented with a recommendation to the full Board of Directors for approval or denial.

PNB generally requires that loans secured by first mortgages or real estate have loan-to-value ratios of less than 80% for loans secured by raw land or improved property. In addition, in some instances for qualified borrowers, private mortgage insurance is available for purchase that allows loan-to-value ratios to go as high as 100%. PNB also participates in a guaranteed mortgage insurance program. This allows PNB to make loans on real estate up to 100% of the value of the property. Adjustable rate mortgage products, as well as conventional fixed-rate products, are also available at PNB.

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

Competition
PNB operates in a fairly competitive environment, competing for deposits and loans with commercial banks, thrifts, credit unions, and finance and mortgage companies. Some of these competitors possess substantially greater financial resources than those available to PNB. Also, certain of these institutions have significantly higher lending limits than PNB and may provide various services for their customers that are not presently available at PNB. Financial institutions generally compete on the basis of rates and service. PNB is subject to increasing competition from credit unions, finance companies, and mortgage companies that may not be subject to the same regulatory restrictions and taxations as commercial banks.

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

CRITICAL ACCOUNTING POLICIES
Disclosure of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located in Note 3 to the Consolidated Financial Statements.

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

STATISTICAL DISCLOSURES
The following statistical disclosures are included in Management’s Discussion and Analysis, Item 7 hereof, and are incorporated by reference in this Item 1:
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

We may be adversely affected by government regulation.
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
At December 31, 2006, our lending limit per borrower was approximately $5.7 million, or approximately 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

NONE.

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

NONE.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company’s common stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Ferris, Baker Watts, Incorporated from Baltimore, Maryland, and Ryan Beck from Livingston, New Jersey, make a limited market in the Company’s common stock. The Company, and previously the Bank, has continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2006, there were 56,467 outstanding options to purchase the Company’s common stock. See Note 8 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2006, was $13.16 and on December 31, 2005, it was $12.55. As of December 31, 2006, the Company had approximately 1,036 shareholders of record. At such date, 3,133,874 shares of Common Stock were outstanding.

The following table reflects high and low bid prices for shares of the Company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK
	2006			2005
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$29.05	$31.50	$.19	$34.00	$36.25	$.19
Second Quarter	$28.90	$29.25	$.19	$32.50	$34.00	$1.19
Third Quarter	$26.35	$28.90	$.19	$30.25	$32.75	$.19
Fourth Quarter	$26.00	$26.50	$.19	$30.75	$32.30	$.19

The following table discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans {excluding securities reflected in column (a) }*
Equity compensation plans approved by stockholders	56,467	$20.03	89,251
Equity compensation plans not approved by stockholders	0	0	0
Total	56,467	$20.03	89,251

* Securities for future issuance are reserved and issued at the discretion of the Board of Directors on an annual basis.

The following table discloses the purchases made by the Company of shares of its common stock in the fourth quarter of 2006.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2006 - October 31, 2006	0	$0	0	89,251
November 1, 2006 - November 30, 2006	0	0	0	89,251
December 1, 2006 - December 31, 2006	0	0	0	89,251
Total	0	$0	0

(1) On December 27, 1995, the Board of Directors authorized the repurchase of 187,500 shares of the Corporation’s common stock from shareholders. On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation’s common stock outstanding. Neither repurchase program stipulated an expiration date.

The performance graph formerly included in the Company's Proxy Statement can now be found in the Company's Annual Report to its shareholders.

ITEM 6 SELECTED FINANCIAL DATA

Consolidated Financial Highlights	At and For the Years Ended December 31,
	2006		2005		2004		2003		2002
(Dollars in Thousands, except Per Share Data)
Net Income	$4,129		$4,476		$4,453		$5,564		$5,015
Return of Average Assets	1.03%		1.16%		1.18%		1.54%		1.52%
Return on Average Equity	10.32%		11.37%		10.84%		14.18%		14.30%

Shareholders' Value
Earnings per Share, Basic	$1.31		$1.42		$1.41		$1.76		$1.59
Earnings per Share, Diluted	1.31		1.41		1.40		1.75		1.59
Regular Cash Dividends	0.76		0.76		0.73		0.65		0.59
Special Cash Dividends	0.00		1.00		0.00		0.00		0.00
Book Value	13.16		12.55		13.42		12.98		12.17
Market Value	26.00		31.45		36.00		32.40		20.00
Market Value/Book Value Ratio	197.57%		250.60%		268.26%		249.61%		164.38%
Price Earnings Multiple	19.85	X	22.14	X	25.59	X	18.41	X	12.57	X
Dividend Payout Ratio	57.93%		53.50%		51.91%		36.96%		36.89%
Dividend Yield	2.94%		2.42%		2.03%		2.07%		3.03%

Safety and Soundness
Stockholders' Equity/Asset Ratio	9.91%		10.13%		11.16%		11.06%		11.05%
Allowance for Loan Loss as a Percent of Loans	0.66%		0.92%		1.12%		0.89%		0.87%
Net Charge Offs/Total Loans	0.33%		0.29%		0.17%		0.06%		0.03%
Allowance for Loan Loss/Nonaccrual Loans	402.70%		206.62%		132.77%		212.70%		567.45%
Allowance for Loan Loss/Non-performing Loans	248.89%		183.74%		116.29%		192.20%		367.87%

Balance Sheet Highlights
Total Assets	$416,268		$391,198		$379,375		$371,289		$346,842
Total Investments	110,302		108,313		113,598		116,126		105,972
Net Loans	269,383		256,870		242,075		234,274		219,437
Allowance for Loan Losses	1,792		2,375		2,739		2,093		1,935
Short-term Borrowings	12,574		17,842		14,614		7,085		13,113
Long-term Borrowings	36,525		34,770		46,034		41,952		34,744
Total Deposits	323,613		296,962		274,775		279,700		259,187
Stockholders' Equity	$41,240		$39,616		$42,354		$41,076		$38,323

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company’s performance for the years-ending December 31, 2006, 2005, and 2004. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. (the Company) is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates ten full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, Pennsylvania and Conklin, Village of Deposit and Town of Chenango, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna and Wyoming Counties in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2006, the Bank employed 106 full-time employees and 16 part-time employees.

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

Prior to January 1, 2006 and as previously permitted by SFAS No. 123, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense was recognized in the income statement related to any option granted under the Company stock option plans. The pro forma impact to net income and earnings per share that would have occurred if compensation expense had been recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements for 2005 and 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaced Statement No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies were required to adopt the new standard using a modified prospective method and were given the option of restating prior periods using the modified retrospective method. The Bank did not elect to use the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Statement No. 123(R) became effective for annual reporting periods beginning after December 15, 2005. Adopting Statement No. 123(R) on January 1, 2006 using the modified prospective method, the Company incurred total stock-based compensation expense, net of related tax effects, in the amount of $3,000 for the year-ending December 31, 2006.

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

The following table shows the net interest income on a fully-tax-equivalent basis for each of the three years-ending December 2006, 2005, and 2004.

TABLE 1

NET INTEREST INCOME
	Year-Ended December 31,
(In Thousands)	2006	2005	2004
Total Interest Income	$22,698	$20,672	$19,759
Tax Equivalent Adjustment	1,203	1,174	1,175
Total Tax Equivalent Interest Income	23,901	21,846	20,934
Total Interest Expense	10,797	8,248	7,084
Net Interest Income (Fully Tax Equivalent Basis)	$13,104	$13,598	$13,850

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
TABLE 2

	Year-Ended December 31, 2006			Year-Ended December 31, 2005			Year-Ended December 31, 2004
(Dollars in Thousands)	Average		Yield/	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real Estate	$110,972	$7,136	6.43%	$108,887	$6,814	6.26%	$107,956	$6,845	6.34%
Installment	17,210	1,417	8.23%	17,587	1,304	7.41%	17,561	1,178	6.71%
Commercial	118,904	8,532	7.18%	104,317	7,058	6.77%	99,935	6,208	6.21%
Tax Exempt	20,051	853	6.45%	19,136	757	5.99%	14,937	593	6.02%
Other Loans	473	58	12.26%	632	53	8.39%	648	47	7.25%
Total Loans	267,610	17,996	6.89%	250,559	15,986	6.54%	241,037	14,871	6.30%
Investment Securities (AFS)
Taxable	65,202	3,032	4.65%	72,358	3,086	4.26%	72,816	3,152	4.33%
Non-Taxable	39,435	1,484	5.70%	39,386	1,523	5.86%	41,257	1,687	6.20%
Total Securities	104,637	4,516	5.05%	111,744	4,609	4.83%	114,073	4,839	5.00%
Time Deposits With Other Banks	932	53	5.69%	0	0	0.00%	0	0	0.00%
Fed Funds Sold	2,467	133	5.39%	2,093	77	3.68%	3,796	49	1.29%
Total Earning Assets	375,646	22,698	6.36%	364,396	20,672	6.00%	358,906	19,759	5.83%
Less: Allowance for Loan Losses	(2,344)			(2,601)			(2,398)
Cash and Due from Banks	6,768			6,526			6,535
Premises and Equipment, Net	7,816			5,565			4,644
Other Assets	12,899			12,167			11,130
Total Assets	$400,785			$386,053			$378,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest Bearing Demand	25,462	262	1.03%	24,207	$169	0.70%	26,282	190	0.72%
Regular Savings	95,360	3,135	3.29%	72,597	1,258	1.73%	63,414	637	1.00%
Money Market Savings	37,747	1,446	3.83%	37,232	911	2.45%	39,778	559	1.41%
Time	102,195	3,905	3.82%	107,115	3,448	3.22%	111,431	3,392	3.04%
Total Interest Bearing Deposits	260,764	8,748	3.35%	241,151	5,786	2.40%	240,905	4,778	1.98%
Other Borrowings	48,878	2,049	4.19%	57,987	2,462	4.25%	53,957	2,306	4.27%
Total Interest Bearing Liabilities	309,642	10,797	3.49%	299,138	8,248	2.76%	294,862	7,084	2.40%
Net Interest Spread		$11,901	2.88%		$12,424	3.24%		$12,675	3.43%
Non-Interest Bearing
Demand Deposits	49,888			45,574			41,315
Accrued Expenses and
Other Liabilities	2,135			1,959			1,554
Stockholder's Equity	39,120			39,382			41,086
Total Liabilities and
Stockholder's Equity	$400,785			$386,053			$378,817
Interest Income/Earning Assets			6.36%			6.00%			5.83%
Interest Expense/Earning Assets			2.87%			2.26%			1.97%
Net Interest Margin			3.49%			3.73%			3.86%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income
	2006 to 2005			2005 to 2004
(In Thousands)	Increase (Decrease)	Change Due to Rate	Volume	Increase (Decrease)	Change Due to Rate	Volume
Interest Income
Real Estate Loans	$322	$183	$139	$(31)	$(91)	$60
Installment Loans	113	144	(31)	126	124	2
Commercial Loans	1,474	427	1,047	850	554	296
Tax Exempt Loans	96	37	59	164	(2)	166
Other Loans	5	24	(19)	6	7	(1)
Total Loans	2,010	815	1,195	1,115	592	523
Investment Securities (AFS)
Taxable	(54)	279	(333)	(66)	(46)	(20)
Non-Taxable	(39)	(42)	3	(164)	(92)	(72)
Total Securities (AFS)	(93)	237	(330)	(230)	(138)	(92)
Time Deposits with Other Banks	53	0	53	0	0	0
Fed Funds Sold	56	36	20	28	91	(63)
Total Interest Income	2,026	1,088	938	913	545	368
Interest Expense
Interest Bearing Demand Deposits	93	80	13	(21)	(7)	(14)
Regular Savings Deposits	1,877	1,129	748	621	462	159
Money Market Savings Deposits	535	515	20	352	414	(62)
Time Deposits	457	645	(188)	56	195	(139)
Total Interest Bearing Deposits	2,962	2,369	593	1,008	1,064	(56)
Other Borrowings	(413)	(31)	(382)	156	(15)	171
Total Interest Expense	2,549	2,338	211	1,164	1,049	115

Net Interest Spread	$(523)	$(1,250)	$727	$(251)	$(504)	$253

Interest income on total loans increased in 2006. This increase of $2,010,000 is shown in Table 3 and is an increase of $815,000 over the prior year’s increase, 2005 to 2004, of $1,115,000. Although higher interest rates had a positive impact on the Bank’s interest income contributing $815,000 to the increase in our year-to-year comparisons of loan income, loan growth had the larger impact on the bottom line by contributing $1,195,000 to loan income growth. To view the loan portfolio growth numbers see Table 2 which shows the average balance in loans grew from $250,559,000 in 2005 to $267,610,000 in 2006.

In 2006, interest income on taxable investments decreased $54,000 year over year from 2005. Table 3 shows that higher rates added $279,000 to interest income, but the decrease in volume in the taxable portfolio resulted in a decrease in income of $333,000. The average taxable investments as shown in Table 2, were $65,202,000 in 2006 compared to $72,358,000 in 2005.

Interest income on non-taxable investments decreased $39,000 year over year with a $42,000 loss due to lower rates and a slight increase of $3,000 due to volume. The average balances on non-taxable investments were $39,386,000 in 2005 compared to $39,435,000 in 2006. Interest income from federal funds sold increased $56,000 from 2005 to 2006 because of higher interest rates and higher balances as shown in Table 3. Average federal funds sold were $2,093,000 in 2005 compared to $2,467,000 in 2006. Interest income from time deposits with other banks increased $53,000 in 2006 strictly due to growth as there were none held during 2005.

On the overall interest expense side, expenses increased by $2,549,000. Of the total increase, $2,338,000 is attributable to higher rates while $211,000 is attributable to growth. To break this down further, the deposit interest costs increased overall by $2,962,000 with $2,369,000 of the increase due to rate while the costs for other borrowed funds decreased over all by $413,000 with $31,000 of that decrease due to rate and the additional decrease of $382,000 due to loss of volume. In 2006, the average balance of deposits was $260,764,000 compared to the 2005 average balance of $241,151,000. The average balance of borrowed funds was $48,878,000 in 2006. The year to year differences as shown in Table 3 indicate that interest expense increases changed by $1,385,000 with 2005 to 2004 being an increase of $1,164,000 and 2006 to 2005 being an increase of $2,549,000.

The last line in Table 3 shows the net interest spread decrease of $523,000 for 2006 compared to a decrease of $251,000 in the 2005 to 2004. The loss of $523,000 in net interest spread in 2006 is due to the impact of interest rates which caused a decrease of $1,250,000 while growth contributed a positive influence of $727,000.

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

The provision for loan losses was $302,000, $392,000 and $1,050,000 for the years 2006, 2005, and 2004, respectively. Net charge-offs for 2006 were $885,000 compared to $756,000 in 2005. As of December 31, 2006, the allowance for loan loss was .66% of loans and at December 31, 2005, the ratio was .92% of loans. After allocation of reserves to all non-accrual and special-mention loans, as well as applying a percentage to outstanding loans based on the loss history of such loans in each category, the opinion of management was that the allowance for loan loss was proper and sufficient. The ratio of allowance for loan loss to non-performing loans was 248.89% at year-end 2006 compared to 183.74% at year-end 2005 and 116.29% at year-end 2004.

The following table analyzes the increase in total other income by comparing the years-ending 2006, 2005 and 2004.

TABLE 4

NON-INTEREST INCOME
	Year Ended December 31,			Variance 2006		Variance 2005
(Dollars in Thousands)	2006	2005	2004	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$1,770	$1,749	$1,489	$21	1.20%	$260	17.46%
Investment Division Commission Income	260	201	426	59	29.35%	(225)	(52.82)%
Earnings on Investment on Life Insurance	281	263	236	18	6.84%	27	11.44%
Other Income	437	382	429	55	14.40%	(47)	(10.96)%
Gains on Security Sales	42	222	296	(180)	(81.08%)	(74)	(25.00)%
Impairment of Securities	0	0	(1,144)	0	0%	1,144	100.00%
TOTAL Other Income	$2,790	$2,817	$1,732	$(27)	(0.96%)	$1,085	62.64%

OTHER INCOME
Non-Interest Income
There was an overall decrease in non-interest income of $27,000 in 2006. The decrease of .96% in 2006 is due to fewer available gains through the sale of investment securities. Unlike prior years, when investment sales were initiated in 2006, market yields were often higher than the yield on the security sold, the result being an incurred loss on the security sales.

For comparison, there was an overall increase in non-interest income of $1,085,000 in 2005. The increase of 62.64% in 2005 was due to an other-than-temporary security impairment incurred in the fourth quarter of 2004. At the time, the Company owned four preferred equity securities issued by FNMA and FHLMC with aggregate market value depreciation of 20% or more from the Company’s amortized cost basis of $5,000,000. Management had been closely monitoring the market valuations of those preferred equity securities and determined that due to adverse financial events surrounding those agencies that the best course of action, at the time, would be to record an other-than-temporary impairment on those securities in that reporting period under guidance provided by the Financial Accounting Standards Board (FASB). Thus, an impairment charge of $1,144,000 was recorded in non-interest income in the fourth quarter of 2004. Without that impairment charge in 2004, non-interest income would show an overall decrease of $59,000, or 2.05%, in 2005.

Non-interest income includes items that are not related to interest rates, but rather to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2006, service charges and fees increased $21,000, or 1.20% compared to an increase of $260,000 in 2005, when compared to 2004, or 17.46%.

One component of customer service fees which reflects a decrease is income realized on overdrafts which were $1,189,000 in 2006 compared to $1,212,000 in 2005, a decrease of $23,000, or 1.9%. This decrease was due to a processing change in 2006. The actual overdraft fees continued to increase in 2006 while the fees which were refunded increased at a greater rate, thus causing the overall decrease. The decrease in overdraft income realized was compensated for through income recognized from debit cards. Debit card fee income increased to $290,000 in 2006 compared to $218,000 in 2005, an increase of $72,000, or 33.03%. The increase was due to the recognition of transaction fees from customer use of debit cards. Prior to February of 2006, the Company utilized the services of a third party processor to clear debit card transactions. This third party processor was entitled to a portion of the associated transaction fees. As of February 2006, the Company no longer uses this third party processor and now handles these transactions internally, thus retaining 100% of the transaction fees.

In 2005, a component of non-interest income, which reflected a significant increase over the prior year, was income realized on overdrafts which was $1,212,000 in 2005, compared to $974,000 in 2004. The Company entered into an overdraft privilege program in June of 2004 which significantly increased the amount of overdraft fees recognized by the Company.

Commissions earned by the Investment Division were $260,000 in 2006, compared to $201,000 in 2005, an increase of $59,000, or 29.35%. As the Investment Division continues to grow and become more established, so does the commissions earned on the assets managed. It is the goal of the Company to continue to grow and cultivate this area. Also contributing to the increase in commissions in 2006 was the increase experienced in the overall stock market as well as the relative stability of the bond market.

By comparison, commissions earned by the Investment Division in 2005 were $201,000, compared to $426,000 in 2004, a decrease of $225,000, or 52.82%. In 2005, the Bank scaled back the underwriting of annuities by its Licensed Bank Employees the result of which was a sharp decrease in related earnings.

Earnings on investment in life insurance were $281,000 in 2006, compared to $263,000 in 2005, an increase of $18,000, or 6.84%. This was due to the overall increase in the crediting rate applied to the balances held in BOLI. One of the BOLI products owned by the Company increased by 151 basis points during the latter seven months of 2006, one increased by 25 basis points for the final three months of 2006 and the third BOLI product decreased by 40 basis points. Each BOLI instrument owned by the Company has a value of between $2 million and $2.6 million.

Earnings on investment in life insurance were $263,000 in 2005, compared to $236,000 in 2004, an increase of $27,000, or 11.44%. This was due to the purchase of an additional $2,000,000 in Bank Owned Life Insurance (BOLI) in June of 2004 and the associated earnings on the additional BOLI for the full twelve months in 2005, as opposed to seven months of earnings in 2004 on that same BOLI policy.

Other income was $437,000 in 2006, compared to $382,000 in 2005, an increase of $55,000, or 14.40%. This was primarily due to income recognized through the operation of the insurance agency which was $13,000 in 2006, compared to a loss of $16,000 in 2005. This increase accounts for the majority of the overall increase in other income in 2006.

Other income was $382,000 in 2005, compared to $429,000 in 2004, a decrease of $47,000, or 10.96%. This was primarily due to the decrease of funds received as settlement of the net fraud claim involving certificates of deposit invested in through Entrust Group and Bentley Financial Services, Inc. to $27,000 in 2005. Related receipts in 2004 totaled $110,000.

In 2006, The Company had $42,000 in realized gains through sales of available-for-sale securities compared to $222,000 in 2005. This is a decrease of $180,000, or 81.08%. Comparing 2005 to 2004, the Company had $222,000 in realized gains through sales of available-for-sale securities compared to $296,000 in 2004. This is a decrease of $74,000, or 25.00%.

TABLE 5

NON-INTEREST EXPENSE

(Dollars in Thousands)	Year Ended December 31,			Variance 2006		Variance 2005
	2006	2005	2004	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$4,498	$4,199	$3,848	$299	7.12%	$351	9.12%
Occupancy Expenses	674	564	489	110	19.50%	75	15.34%
Furniture and Equipment Expense	484	427	336	57	13.35%	91	27.08%
FDIC Insurance and Assessments	127	141	140	(14)	(9.93%)	1.71%
Professional Fees and Outside Services	337	471	297	(134)	(28.45%)	174	58.59%
Prepayment Penalty - FHLB	0	808	0	(808)	(100.00%)	808	100.00%
Computer Services and Supplies	774	778	617	(4)	(0.51%)	161	26.09%
Taxes, Other Than Payroll and Income	370	324	383	46	14.20%	(59)	(15.40%)
Other Operating Expenses	2,224	1,676	1,780	548	32.70%	(104)	(5.84%)
Total Non-Interest Expense	$9,488	$9,388	$7,890	$100	1.07%	$1,498	18.99%

OTHER EXPENSES
Non-Interest Expense
Total non-interest expense increased $100,000 from $9,388,000 in 2005 to $9,488,000 in 2006. This is an increase of 1.07%.

Non-interest expense includes all other expenses associated with the Company. Salaries and related benefits is the largest expense in this category and it increased $299,000, or 7.12%, over year-end 2005. The full-time equivalent number of employees was 109 as of December 31, 2006, compared to 114 as of December 31, 2005. Normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense.

For comparison, salaries and related benefits increased $351,000, or 9.12%, in 2005 over year-end 2004. The full-time equivalent number of employees was 114 as of December 31, 2005, compared to 104 as of December 31, 2004 due to the addition of staff in 2005 when compared to 2004. A portion of the additional staff was hired in conjunction with 2005 branch expansion. In addition to the increased staff size, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense.

Occupancy expense increased 19.50%, or $110,000, in 2006. Every category of expense related to building occupancy increased in 2006 when compared to 2005. These categories include utilities, property taxes, repairs and depreciation. Two new offices located in New York State were opened in 2005, one in April and the second in June. Thus, 2006 was the first full year of operation for those offices and a full year of occupancy costs were incurred in 2006 versus a partial year for each of those offices in 2005.

This compares to 2005 when occupancy expense increased 15.34%, or $75,000, as compared to 2004. The increase in 2005 was attributed to various factors which included; increased heating costs associated with the rise in energy prices experienced during the winter months of 2005, increased depreciation expense incurred on buildings and improvements placed in service for the Deposit, New York and Town of Chenango, New York offices opened in 2005 and lastly, additional property tax and lease costs associated with those offices.

Furniture and equipment expense increased in 2006 to $484,000, or 13.35%, compared to 2005 at $427,000. The increase in 2006 is associated with increased depreciation expense incurred. Flooding occurred in the region in June 2006, and significant damages were experienced as a result. Six of the Company’s twelve offices were affected and as such, unexpected investment was made in new furniture and equipment. Much of the furniture and equipment replaced was older, and in some cases, fully depreciated. The new furniture and equipment booked in 2006 caused the related depreciation expense to increase significantly. Depreciation expense on furniture and equipment was $392,000 in 2006, compared to $328,000 in 2005, an increase of $64,000, or 19.51%.

For comparison, furniture and equipment expense increased in 2005 to $427,000, or 27.08%, compared to 2004 at $336,000. The increase in 2005 was associated with depreciation expense incurred on additional computer software and equipment, as well as equipment and furnishings for the new Deposit, New York and Town of Chenango, New York offices placed in service in 2005.

Professional fees and outside services were $337,000 in 2006 which compares to $471,000 in 2005, a decrease of $134,000, or 28.45%. The decrease in 2006 is due to fewer costs associated with Sarbanes-Oxley Section 404 compliance in 2006 when compared to 2005. Professional fees were budgeted at $347,000 for 2006.

For comparison, professional fees and outside services were $471,000 in 2005 which compared to $297,000 in 2004. The increase in 2005 was due to increased costs incurred by the Company in relation to testing and compliance with section 404 of the Sarbanes-Oxley Act of 2002 and consulting performed in connection with the new overdraft privilege program which was implemented in June 2004, as well as various consulting and legal services incurred in 2005, which were not incurred in 2004.

Computer services and supplies is another component of other expenses. This category covers the expense of data processing for the Company. In 2006, the expense was $774,000 compared to $778,000 in 2005 a decrease of $4,000, or .51%. These costs are in line with previous years’ expenditures.

For comparison, in 2005, computer services and supplies was $778,000 compared to $617,000 in 2004. The increase was due to costs associated with maintenance agreements for various computer equipment utilized in the operation of the Bank. With the introduction of an on-line teller system and internet banking services in 2005, the associated costs rose between those two periods.

Taxes, other than payroll and income, are another significant component of non-interest expense. In 2006, this expense increased by $46,000, or 14.20%, to $370,000, compared to 2005 at $324,000. Shares tax will grow as a proportion of the overall growth in Company assets. The Company is currently looking into alternative ways to limit this tax burden going forward.

For comparison, taxes, other than payroll and income, decreased in 2005, to $324,000, compared to $383,000 in 2004, a decrease of $59,000, or 15.40%. In 2005, shares tax owed to Pennsylvania was curtailed through credits received in conjunction with educational grants made to the Community Foundation of Susquehanna County in the amount of $90,000 which act as direct credits to the tax owed.

Every other non-interest expense is in the category of other. In 2006, this expense increased $548,000, or 32.70%, and the total for 2006 is $2,224,000. The remaining components in this figure were: the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Conklin branch offices at $299,000; directors’ and associate directors’ fees and company education costs of $326,000; stationary, printing and supplies, $247,000; postage at $152,000; and advertising at $167,000. All were deemed to be in line with budget expectations.

Of the $548,000 increase experienced in other non-interest expense in 2006, $192,000 of this increase was directly attributed to flood expenses incurred as the result of regional flooding in June 2006.  As previously stated, six of the Company's twelve offices suffered as a result of the flooding.  Events of this nature are deemed to be non-recurring.

This compares to 2005 when this expense decreased $104,000, or 5.84%, to $1,676,000. In 2005 these costs were: the amortization of premiums on the purchase of the Tunkhannock, Meshoppen, and Conklin branch offices at $262,000; directors’ and associate directors’ fees and company education costs of $297,000; stationary, printing and supplies, $216,000; postage at $152,000; and advertising at $151,000. Again all were deemed to be in line with budget expectations.

Other non-interest expense was negatively impacted as the result of a prepayment penalty associated with the early retirement of long-term debt at the Federal Home Loan Bank of Pittsburgh. The penalty was incurred in conjunction with the prepayment of $10,000,000 in term borrowings and was in the amount of $808,000. This was a one-time charge in 2005, which was not incurred in 2006 or 2004.

FEDERAL INCOME TAXES
The provision for income taxes was $772,000 in 2006, compared to $985,000 in 2005 and $1,014,000 in 2004. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 16% in 2006, 18% in 2005, and 19% in 2004. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. The effective tax rate declined in 2006 and 2005 from 2004 due to lower pre-tax income and higher tax exempt income. Please refer to Note 9 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2006.

QUARTERLY RESULTS
Table 6 shows the quarterly results of operations for the Company for 2006. Interest income increased steadily throughout 2006. This was due to the Federal Reserve Bank’s rate increases which were implemented in 25 basis point increments to Fed Funds as well as a corresponding 25 basis point increase to the Prime Rate at each of the four meetings of the Federal Reserve’s Open Market Committee (FOMC) which led up to the halfway point of 2006. By June 30, 2006, the overnight funds rate had increased for the fourth and final time in this most recent tightening cycle to 5.25% from 4.25% at the end of 2005 and the Prime Rate had increased to 8.25% from 7.25% at the end of 2005. Many of the Bank’s loans are tied directly to Prime and this, along with an overall 4.90% increase in loan balances, accounts for the increase in interest income.

Interest expense has also increased in the first three quarters of 2006 due to the reasons outlined in the previous paragraph. Many deposit accounts are tied to indexes which reflect closely the short-end of the yield curve (Fed Funds) and therefore, as rates go up in 25 basis point increments, so does the resulting interest expense. As with loans, the 8.97% increase in interest-bearing deposits played a key role in the increased interest expense in 2005. This was especially true in regard to the Company’s certificate of savings account which increased 87.37% to $78,549,000 as of December 31, 2006, an increase of $36,627,000, from the December 31, 2005 balance of $41,922,000. The rate paid on the certificate of savings also increased in 2006, ending the year at 4.88% as compared to 3.91% as of December 31, 2005. This was in direct correlation to the 100 basis point Fed Fund increase implemented by the FOMC.

Table 6 also shows that fewer gains were taken in sales of available-for-sale securities in 2006 when compared to 2005. This was due in part to increasing yields in the bond markets which increased with Federal Reserve rate increases. When this occurs, yields within the Bank’s portfolio become less attractive and the marketability or market value of bonds in the investment portfolio decrease. The result is that the Bank had fewer securities sold at a gain. These gains were further offset by other securities which were sold at a loss.

Other income remained steady throughout 2006 as did other expenses. As a result, earnings per common share remained stable throughout 2006 with a slight increase in the fourth quarter. Earnings per common share remained stable throughout 2006.

TABLE 6

Quarterly Results of Operations
(In Thousands, Except for Per Share Data)
	Quarter Ended 2006
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$5,395	$5,661	$5,866	$5,776
Interest Expense	(2,383)	(2,594)	(2,822)	(2,998)
Net Interest Income	3,012	3,067	3,044	2,778
Provision for Loan Loss	(60)	(60)	(60)	(122)
Securities Gains/Losses	(17)	8	15	36
Other Income	672	645	675	756
Other Expense	(2,334)	(2,493)	(2,510)	(2,151)
Income Before taxes	1,273	1,167	1,164	1,297
Income Taxes	(228)	(175)	(179)	(190)
Net Income	$1,045	$992	$985	$1,107
Basic Earnings per share	$0.33	$0.32	$0.31	$0.35
Diluted Earnings per share	$0.33	$0.31	$0.31	$0.35
	Quarter Ended 2005
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$5,007	$5,151	$5,284	$5,230
Interest Expense	(1,875)	(1,997)	(2,178)	(2,198)
Net Interest Income	3,132	3,154	3,106	3,032
Provision for Loan Loss	0	0	0	(392)
Securities Gains/Losses	25	109	53	35
Other Income	612	624	658	701
Other Expense	(2,168)	(2,384)	(3,045)	(1,791)
Income Before taxes	1,601	1,503	772	1,585
Income Taxes	(327)	(315)	(52)	(291)
Net Income	$1,274	$1,188	$720	$1,294
Basic Earnings per share	$0.40	$0.38	$0.23	$0.41
Diluted Earnings per share	$0.40	$0.38	$0.22	$0.41

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
Return on average assets (ROA) measures the Company’s net income in relation to its total average assets. The Company’s ROA for 2006 was 1.03%, compared to 1.16% in 2005.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE as of December 31, 2006, average stockholders’ equity does not include the effect of unrealized gains (losses), net of income taxes, on securities available for sale, reflected as accumulated other comprehensive income. Reference should be made to Note 2 in the Notes to Consolidated Financial Statements for an analysis of securities available for sale. The Company’s ROE for 2006 was 10.32%, compared to 11.37% for 2005.

FINANCIAL CONDITION
The Company’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Company has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds
(In Thousands)

	2006			2005			2004
	Average	Increase (Decrease)		Average	Increase (Decrease)		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Real Estate Loans	$110,972	$2,085	1.91%	$108,887	$931	0.86%	$107,956
Consumer Loans	17,210	(377)	(2.14)%	17,587	26	0.15%	17,561
Commercial Loans	118,904	14,587	13.98%	104,317	4,382	4.38%	99,935
Tax Exempt Loans	20,051	915	4.78%	19,136	4,199	28.11%	14,937
Other Loans	473	(159)	(25.16)%	632	(16)	(2.47)%	648
Total Loans	267,610			250,559			241,037
Less Allowance for Loan Loss	(2,344)			(2,601)			(2,398)
Total Loans with Loan Loss	265,266	17,308	6.98	247,958	9,319	3.91%	238,639
Taxable Securities (Include CDS)	66,134	(6,224)	(8.60)%	72,358	(458)	(0.63)%	72,816
Non-Taxable Securities	39,435	49	0.12%	39,386	(1,871)	(4.53)%	41,257
Total Securities	105,569	(6,175)	(5.53)%	111,744	(2,329)	(2.04)%	114,073
Fed Funds Sold	2,467	374	17.87%	2,093	(1,703)	(44.86)%	3,796
Total Uses	$373,302	$11,507	3.18%	$361,795	$5,287	1.48%	$356,508

	2006			2005			2004
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Sources	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Interest Bearing Demand Deposits	$25,462	$1,255	5.18%	$24,207	$(2,075)	(7.90)%	$26,282
Regular Savings Deposits	95,360	22,763	31.36%	72,597	9,183	14.48%	63,414
Money Market Savings Deposits	37,747	515	1.38%	37,232	(2,546)	(6.40)%	39,778
Time Deposits	102,195	(4,920)	(4.59)%	107,115	(4,316)	(3.87)%	111,431
Total Interest Bearing Deposits	260,764	19,613	8.13%	241,151	246	0.10%	240,905
Other Borrowings
Short-Term Funds Borrowed	12,603	556	4.62%	12,047	2,238	22.82%	9,809
Long-Term Funds Borrowed	36,275	(9,665)	(21.04)%	45,940	1,792	4.06%	44,148
Total Funds Borrowed	48,878	(9,109)	(15.71)%	57,987	4,030	7.47%	53,957
Total Deposits and Funds Borrowed	309,642	10,504	3.51%	299,138	4,276	1.45%	294,862
Other Sources, net	63,660	1,003	1.60%	62,657	1,011	1.64%	61,646
Total Sources	$373,302	$11,507	3.18%	$361,795	$5,287	1.48%	$356,508

Total assets increased 6.41% to $416,268,000 in the year-ending December 31, 2006. The increase in total assets is attributable to increases in the loan portfolio which increased 4.87% to $269,383,000 as of December 31, 2006. Of this loan growth, the most significant increase was in commercial loans which grew by $8,877,000 or 6.72% and real estate loans which increased $3,849,000 or 3.53%. The loan growth was fueled by the overall growth in deposits which increased by $26,651,000, or 8.97%. The growth in deposits was somewhat offset on the liability side by the decrease in short-term borrowings of $5,268,000, or 29.53%. In 2005, total assets increased 3.12% to $391,198,000.

Investments at year-end 2006 totaled $110,302,000 compared to $108,313,000 on December 31, 2005, an increase of $1,989,000, or 1.84%.

Long-term borrowings increased to $36,525,000 at year-end 2006 compared to $34,770,000 the previous year.

Loan Portfolio Types
In 2006, loans to commercial borrowers helped fuel the growth in net loans. Residential mortgage loans increased only slightly with lower interest rates and mortgage finance companies making growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In Thousands)

	Dec 2006	Dec 2005	Dec 2004	Dec 2003	Dec 2002
Commercial	$140,931	$132,054	$119,641	$112,617	$95,113
Residential Real Estate Mortgage	112,883	109,034	106,454	105,949	107,756
Consumer	16,947	17,780	18,375	17,525	18,385
Total Loans	270,761	258,868	244,470	236,091	221,254
Deferred Loan Fees	414	377	344	276	118
Total Loans, net of Deferred	271,175	259,245	244,814	236,367	221,372
Allowance for Loan Loss	(1,792)	(2,375)	(2,739)	(2,093)	(1,935)
Net Loans	$269,383	$256,870	$242,075	$234,274	$219,437

Loans continued to increase in 2006, ending the year with $269,383,000 in net loans compared to $256,870,000 at year-end 2005, an increase of 4.87%. Commercial loans grew 6.72% to close the year at $140,931,000, compared to $132,054,000 at year-end 2005.

Mortgages were up 3.53% to $112,883,000, compared to $109,034,000 on December 31, 2005, an increase of $3,849,000. Although our mortgage portfolio grew modestly in 2006, there was an additional $3,090,000 sold to the FHLB of Pittsburgh. The Bank will continue to sell mortgages on the secondary market in order to attract and retain mortgage loans by offering more competitive rates and terms.

The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, net of non-accrual loans.

The Bank has 9.66% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank has 21.79% of its loan portfolio maturing. The over-five-year maturity group makes up 68.55% of the portfolio.

For comparison, at December 31, 2005, the Bank had 15.93% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank had 22.63% of its portfolio. The over-five-year maturity group made up 61.44% of the portfolio.

TABLE 9
(In Thousands)

		Over One Year
	One Year Or Less	Within Five Years	Over Five Years	Total Loans
Commercial	$16,079	$33,271	$91,136	$140,486
Real-Estate Construction	0	0	0	0
Real-Estate Mortgage	5,160	18,267	89,456	112,883
Installment	4,956	7,339	4,652	16,947
Total	$26,195	$58,877	$185,244	$270,316

Total Loans with Predetermined Rates	17,262	30,081	32,029	79,372
Total Loans with Variable Rates	8,933	28,796	153,215	190,944
Total	$26,195	$58,877	$185,244	$270,316

Table 10 reflects the Company’s non-performing loans, which include non-accrual and past due loans 90 days or more and still accruing, for each of the past five years. A commercial loan is generally placed on non-accrual when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectibility of principal or interest even though the loan is currently performing. Consumer loans, including mortgages, are generally placed on non-accrual at 120 days. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. Foreclosed assets increased significantly in 2006 due to the foreclosure on a large commercial real estate loan.

TABLE 10

Non-performing Loans
(Dollars in Thousands)	December 31,
	2006	2005	2004	2003	2002
Non-accrual and Restructured	$445	$1,105	$2,063	$984	$341
Loans Past Due 90 or More Days, Accruing Interest	275	0	130	105	185
Total Nonperforming Loans	720	1,105	2,193	1,089	526
Foreclosed Assets	5,062	117	257	115	154
Total Nonperforming Assets	$5,782	$1,222	$2,450	$1,204	$680
Nonperforming Loans to Total Loans at Period-end	0.27%	0.43%	0.91%	0.47%	0.24%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	2.15%	0.47%	1.01%	0.52%	0.31%

Interest Income That Would Have Been Recorded Under
Original Terms	$84	$59	$94	$62	$66
Interest Income Recorded During the Period	$7	$9	$29	$3	$17

Commitments To Lend Additional funds	$0	$0	$0	$0	$0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2006, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgment is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

In 2006, asset quality remained high and past dues continued to remain level. Although trends continued to be positive, the Bank allotted $302,000 for provision for loan losses in 2006. The provision was due in part to the Bank down grading a large commercial loan to non-accrual and impaired status.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience
(Dollars in Thousands)

	Year ended,
	Dec 2006	Dec 2005	Dec 2004	Dec 2003	Dec 2002
Average Total Loans	$267,610	$250,559	$241,037	$229,293	$210,919

Balance at Beginning of Period	$2,375	$2,739	$2,093	$1,935	$1,816
Charge Offs
Commercial	797	633	335	94	19
Residential Real Estate	21	31	0	10	5
Installment	98	129	108	81	92
Total Charge Offs	916	793	443	185	116
Recoveries
Commercial	5	0	12	21	24
Residential Real Estate	5	0	0	5	1
Installment	21	37	27	28	30
Total Recoveries	31	37	39	54	55
Net Charge-Offs	885	756	404	131	61
Provision for Loan Losses	302	392	1050	289	180
Balance at End of Period	$1,792	$2,375	$2,739	$2,093	$1,935
Allowance for Credit Losses to Period-end Total Loans	0.66%	0.92%	1.12%	0.89%	0.87%
Allowance for Credit Losses to Non-accrual Loans	402.70%	206.62%	132.77%	212.70%	567.45%
Net Charge-Offs to Average Loans	0.33%	0.29%	0.17%	0.06%	0.03%

TABLE 12

The following table details the allocation of the allowance for loan losses to various categories:

Allocation of Allowance
(Dollars in Thousands)	Dec 2006	% of Loan Type to Total Loans	Dec 2005	% of Loan Type to Total Loans	Dec 2004	% of Loan Type to Total Loans
Commercial	$1,429	52.05%	$2,035	58.56%	$2,366	48.94%
Real Estate Mortgage	274	41.69%	286	38.11%	272	43.54%
Consumer	89	6.26%	54	3.33%	101	7.52%
Unallocated	0	N/A	0	N/A	0	N/A
Total Allowance for Loan Losses	$1,792	100.00%	$2,375	100.00%	$2,739	100.00%

(Dollars In Thousands)	Dec 2003	% of Loan Type to Total loans	Dec 2002	% of Loan Type to Total Loans
Commercial	$1,677	47.70%	$1,447	42.54%
Real Estate Mortgage	283	44.88%	296	48.77%
Consumer	133	7.42%	192	8.69%
Unallocated	0	N/A	0	N/A
Total Allowance for Loan Losses	$2,093	100.00%	$1,935	100.00%

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

Securities available-for-sale increased by $1,989,000 in 2006. The securities available-for-sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate-debt securities, and equity securities. At December 31, 2006, the unrealized loss on securities available-for-sale included in stockholders’ equity totaled $395,000, net of tax, compared to unrealized losses of $961,000, net of tax, at December 31, 2005. The weighted-average maturity of the securities available-for-sale portfolio was nine years at December 31, 2006, with a weighted-average yield of 4.70%.

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2006.

TABLE 13

Securities by Maturities
(Amortized Cost)
	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
(Dollars In Thousands)	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Available-for-Sale
US Government Agency	$6,027	5.36%	$5,083	5.39%	$0	0.00%	$0	0.00%	$11,110	5.37%
State/County/Municipal Obligations	0	0.00%	14,423	3.57%	8,761	3.84%	7,246	4.14%	30,430	3.78%
Mortgage-Backed Securities	6,104	5.10%	20,517	4.99%	18,477	5.06%	13,440	5.58%	58,538	5.16%
Corporate/Other Securities	0	0.00%	2,404	3.50%	1,000	3.44%	0	0.00%	3,404	3.48%
Preferred Equity Securities	0	0.00%	0	0.00%	0	0.00%	2,366	5.12%	2,366	5.12%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	5,052	4.19%	5,052	4.19%
TOTAL Available-for-Sale	$12,131	5.23%	$42,427	4.47%	$28,238	4.62%	$28,104	4.90%	$110,900	4.70%

Table 14 shows the balance of securities for the past three years on December 31. More details on securities can be found in Note 3 of the Consolidated Financial Statements.

TABLE 14

Securities (Fair Value)

(In Thousands)		December 31,
	2006	2005	2004
U. S. Government/Agency Obligations	$11,118	$24,604	$23,207
State/Municipal Obligations	30,338	40,477	40,961
Mortgage-backed Securities	57,847	25,563	23,363
Other Securities	10,999	17,669	26,067
Total Securities Available-for-Sale	$110,302	$108,313	$113,598

DEPOSITS
Table 15 shows average deposits and other borrowings balances rates for 2006, 2005 and 2004. The Company experienced growth of $19,613,000 in average interest bearing deposits and $4,314,000 in average non-interest bearing deposits during 2006 compared to $246,000 in average interest bearing deposits and $4,259,000 in average non-interest bearing deposits in 2005. Average savings accounts increased $22,763,000 during 2006 due to the increased popularity of the certificate savings product compared to $9,183,000 in growth in 2005. Average time deposits decreased in 2006, 2005, and 2004 with those decreases totaling $4,920,000, $4,316,000, and $3,525,000, respectively. In 2006, average other borrowings decreased $9,109,000 compared to an increase in average borrowings in 2005 of $4,030,000.

TABLE 15

Average Deposits and Other Borrowings
(Dollars in Thousands)
	2006			2005			2004
	Amount	Rate	Diff $	Amount	Rate	Diff $	Amount	Rate
Interest Bearing Demand Deposits	$25,462	1.03%	$1,255	$24,207	0.70%	$(2,075)	$26,282	0.72%
Savings Deposits	95,360	3.29%	22,763	72,597	1.73%	9,183	63,414	1.00%
Money Market Savings	37,747	3.83%	515	37,232	2.45%	(2,546)	39,778	1.41%
Time Deposits	102,195	3.82%	(4,920)	107,115	3.22%	(4,316)	111,431	3.04%
Total Interest Bearing Deposits	260,764	3.35%	19,613	241,151	2.40%	246	240,905	1.98%
Other Borrowings	48,878	4.19%	(9,109)	57,987	4.25%	4,030	53,957	4.27%
Total Interest Bearing Liabilities	309,642	3.49%	10,504	299,138	2.76%	4,276	294,862	2.40%
Non-Interest Bearing Demand Deposits	49,888		4,314	45,574		4,259	41,315
Total	$359,530	3.01%	$14,818	$344,712	2.98%	$8,535	$336,177	2.11%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits of $100,000 and over are distributed over all four categories, showing no particular period with a concentration that would pose a liquidity risk to the Bank. Table 16 shows the dollar amount of large time deposits in each time category as well as the overall percentage of each category.

TABLE 16

Maturities
(Dollars in Thousands)	December 31, 2006
	Amount	Percent
Three Months or Less	$4,555	26.92%
Over Three Month through Six Months	5,349	31.61%
Over Six Months through Twelve Months	2,375	14.03%
Over Twelve Months	4,644	27.44%
Total	$16,923	100.00%

SHORT AND LONG-TERM BORROWINGS
Short-term borrowings, which are overnight or less than 30-day borrowings, consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and U.S. Treasury tax and loan notes. Long-term borrowings consist of notes from the Federal Home Loan Bank. These notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock. For more details on short and long-term borrowings see Note 6 and 7 of the Notes to Consolidated Financial Statements.

TABLE 17

Borrowed Funds

(In Thousands)	December 31,
	2006	2005
Other Short-Term Borrowings	$12,574	$17,842
FHLB Long-Term Borrowings	36,525	34,770
Total	$49,099	$52,612

CAPITAL ACCOUNTS
Total stockholders’ equity increased 4.10%, or $1,624,000, from year-end 2005 to finish at $41,240,000. A common ratio used to determine the effective use of capital is the return on average equity. For the year-ended December 31, 2006, this ratio was 10.32%, compared to 11.37% at December 31, 2005. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2006, the equity-to-assets ratio was 9.91%, compared to 10.13% at year-end 2005. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

Compare these results to 2005 when total stockholders’ equity decreased 6.46%, or $2,738,000, over year-end 2004. The decrease to stockholders’ equity was the result of a special $1.00 per share dividend that was paid to all stockholders of record as of April 15, 2005. The special dividend was paid in commemoration of the Bank’s 100th Anniversary and was in the amount of $3,151,000. The return on average equity for the year-ending December 31, 2005 ratio was 11.37%, compared to 10.84% at December 31, 2004. At year-end 2005, the equity-to-assets ratio was 10.13% compared to 11.16% at year-end 2004.

Retained earnings increased capital by $4,129,000 in 2006 and dividends reduced that number by $2,392,000. The investment portfolio increased in value by $566,000, net of tax in 2006. Since all of our investments are available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $682,000 in net treasury stock purchases reduced the capital account to equal the total net change. From time to time, the Company has purchased PFSC stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan and stock compensation plan. During the year 2006, 26,579 shares were purchased in this manner. There were 4,783 shares issued from the treasury stock account by individuals exercising options and for the dividend reinvestment plan during 2006. The investment banking firms of Ferris, Baker Watts, Incorporated and Ryan Beck & Co. have been known to make markets in PFSC common stock.

Net Income increased capital by $4,476,000 in 2005 and dividends reduced that number by $5,542,000. The investment portfolio depreciated in value by $1,579,000 in 2005. Again, since all of our investments were available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $93,000 in net treasury stock purchases reduced the capital account to equal the total net change.

The following table represents the Company’s capital position as it compares to the regulatory guidelines at December 31, 2006.

TABLE 18

Capital Ratios

	December 31	December 31	Regulatory
	2006	2005	Requirement

Tier 1 capital to risk-weighted assets	13.99%	13.93%	4.00%
Total capital to risk-weighted assets	14.64%	14.78%	8.00%
Tier 1 capital to average assets-leverage ratio	9.77%	10.10%	4.00%

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

Interest rate sensitivity refers to the relationship between market interest rates and the earnings volatility of the Company due to the repricing characteristics of assets and liabilities. The responsibility for monitoring interest rate sensitivity and policy decisions has been given to the Asset/Liability Committee (ALCO) of the Bank. The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the Interest Rate Shock Analysis. The Bank uses a software model to measure and analyze interest rate risk. In addition, an outside source does a quarterly analysis to make sure our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following sets forth the Company’s interest sensitivity analysis as of December 31, 2006:

TABLE 19

Statement of Interest Sensitivity Gap
(Dollars in Thousands)
	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$61,954	$5,485	$22,284	$101,630	$79,893
Securities	9,694	2,978	1,922	42,705	53,003
Federal Funds Sold	2,227	0	0	0	0
Total Rate Sensitive Assets	73,875	8,463	24,206	144,335	132,896
Cumulative Rate Sensitive Assets	$73,875	$82,338	$106,544	$250,879	$383,775
RATE SENSITIVE LIABILITIES
Interest Bearing Checking	251	251	503	4,019	23,863
Money Market Deposits	328	328	655	5,241	31,121
Regular Savings	1,276	939	1,877	15,018	89,172
CDs and IRAs	25,240	22,932	17,162	28,006	4,491
Short-term Borrowings	12,613	0	0	0	0
Long-term Borrowings	7,500	0	0	4,962	24,063
Total Rate Sensitive Liabilities	47,208	24,450	20,197	57,246	172,710
Cumulative Rate Sensitive Liabilities	$47,208	$71,658	$91,855	$149,101	$321,811

Period Gap	$26,667	($15,987)	$4,009	$87,089	($39,814)
Cumulative Gap	$26,667	$10,680	$14,689	$101,778	$61,964
Cumulative RSA to RSL	156.49%	114.90%	115.99%	168.26%	119.25%
Cumulative Gap to Total Assets	6.41%	2.57%	3.53%	24.45%	14.88%

The measured pace of tightening by the Federal Reserve’s Open Market Committee (FOMC), which started on June 30, 2004, continued through the first half of 2006. For the year-ended December 31, 2006, the overnight Fed Funds Rate was increased in 25 basis point increments four times, ending the year at 5.25%. The effect of the tightening has been an inverted yield curve throughout much of 2006. While the short end of the curve has moved up in conjunction with the Fed Funds Rate, the long end of the curve, which is not controlled by the FOMC, has not moved upward. The result of this inversion is that the net interest margin in 2006 decreased to 3.49% when compared to the net interest margin of 3.73% for the year-ended December 31, 2005. Compare these results to 2005 when the Fed Funds rate was increased 200 basis points. The result was a net interest margin that fell to 3.73% for the year-ended December 31, 2005 compared to 3.86% for the year 2004.

LIQUIDITY
The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, loan payments on existing loans or investments available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2006, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $179,163,000. During the Year 2006, increases in deposits provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The following table represents the aggregate on-and-off balance sheet contractual obligations to make future payments.

Table 20

Contractual Obligations
(In Thousands)	December 31, 2006

	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total

Time Deposits	$67,784	$18,003	$8,468	$3,576	$97,831
Long-term Debt	9,051	1,730	3,711	22,033	36,525
Operating Leases	68	99	84	426	677

	$76,903	$19,832	$12,263	$26,035	$135,033

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE-SHEET ARRANGEMENTS
The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance-sheet instruments. Unused commitments, at December 31, 2006, totaled $34,913,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Management believes that the most significant impact on financial results is the Company’s ability to react to changes in interest rates. As discussed previously, management is attempting to maintain a position that is within conservative parameters for interest sensitive assets and liabilities in order to be protected against wide interest rate fluctuations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As previously stated in this document, the Federal Reserve Bank raised the Fed Funds Rate a total of four times in 2006, all of which were 25 basis point increases. While short-term rates have been increasing since June of 2004, longer rates have remained somewhat stationary. This has caused an inversion of the yield curve which in the long run can have an effect of slowing the Bank’s earnings growth. This is due to the payment of higher, short-term deposit interest while at the same time experiencing little or no additional interest income from longer maturity loans. With this being said, the Bank monitors this interest sensitivity on a monthly basis. The model used by the Bank shows interest rate sensitivity exceptions in the twelve-month period testing at the positive 100, 200 and 300 basis point scenario and the negative 300 basis point scenario. The results of the latest simulation follow. The simulation shows a possible decrease in net interest income of 3.02%, or $414,000, in a +200 basis point rate shock scenario over a one-year period. An increase of 1.51% or $207,000 is shown in the model at a -200 basis point rate shock. The Bank will continue to monitor this rate sensitivity going forward. See previous discussion on Interest Rate Sensitivity.

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
Hallstead, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Peoples Financial Services Corp. and subsidiaries changed its method of accounting for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Peoples Financial Services Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 13, 2007

Peoples Financial Services Corp. and Subsidiaries

Consolidated Balance Sheets
	December 31,
	2006	2005
ASSETS	(In Thousands, Except Share Data)
Cash and due from banks	$7,527	$6,457
Interest bearing deposits in other banks	2,626	239
Federal funds sold	2,227	0

Cash and Cash Equivalents	12,380	6,696
Securities available for sale	110,302	108,313
Loans receivable, net of allowance for loan losses 2006 $1,792; and 2005 $2,375	269,383	256,870
Premises and equipment, net	6,183	5,837
Accrued interest receivable	1,855	1,827
Intangible assets	1,331	1,630
Other real estate owned	5,062	117
Other assets	9,772	9,908
Total Assets	$416,268	$391,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$50,940	$46,777
Interest-bearing	272,673	250,185
Total Deposits	323,613	296,962

Short-term borrowings	12,574	17,842
Long-term borrowings	36,525	34,770
Accrued interest payable	703	622
Other liabilities	1,613	1,386
Total Liabilities	375,028	351,582

STOCKHOLDERS’ EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,133,874 shares and 3,155,670 shares December 31, 2006 and December 31, 2005, respectively	6,683	6,683
Surplus	3,046	2,995
Retained earnings	36,336	34,599
Accumulated other comprehensive loss	(395)	(961)
Treasury stock, at cost, 207,377 and 185,581 shares at December 31, 2006 and December 31, 2005, respectively	(4,430)	(3,700)

Total Stockholders’ Equity	41,240	39,616

Total Liabilities and Stockholders’ Equity	$416,268	$391,198
See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

Consolidated Statements of Income
	Years Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$17,996	$15,986	$14,871
Securities:
Taxable	3,032	3,086	3,152
Tax-exempt	1,484	1,523	1,687
Other	186	77	49
Total Interest Income	22,698	20,672	19,759
INTEREST EXPENSE
Deposits	8,748	5,786	4,778
Short-term borrowings	524	319	133
Long-term borrowings	1,525	2,143	2,173
Total Interest Expense	10,797	8,248	7,084
Net Interest Income	11,901	12,424	12,675
PROVISION FOR LOAN LOSSES	302	392	1,050
Net Interest Income after Provision for Loan Losses	11,599	12,032	11,625
OTHER INCOME
Customer service fees	1,770	1,749	1,489
Investment division commission income	260	201	426
Earnings on investment in life insurance	281	263	236
Other income	437	382	429
Net realized gains on sales of securities available for sale	42	222	296
Impairment of security	0	0	(1,144)
Total Other Income	2,790	2,817	1,732
OTHER EXPENSES
Salaries and employee benefits	4,498	4,199	3,848
Occupancy	674	564	489
Equipment	484	427	336
FDIC insurance and assessments	127	141	140
Professional fees and outside services	337	471	297
Prepayment penalty - FHLB	0	808	0
Computer service and supplies	774	778	617
Taxes, other than payroll and income	370	324	383
Amortization expense - deposit acquisition premiums	299	262	262
Other	1,925	1,414	1,518
Total Other Expenses	9,488	9,388	7,890
Income before Income Taxes	4,901	5,461	5,467
FEDERAL INCOME TAXES	772	985	1,014
Net Income	$4,129	$4,476	$4,453
EARNINGS PER SHARE
Basic	$1.31	$1.42	$1.41
Diluted	$1.31	$1.41	$1.40

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance - December 31, 2003	$6,683	$2,618	$33,523	$995	$(2,743)	$41,076
Comprehensive income:
Net income	0	0	4,453	0	0	4,453
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(377)	0	(377)
Total Comprehensive Income						4,076
Cash dividends declared, ($.73 per share)	0	0	(2,311)	0	0	(2,311)
Shares issued from treasury related to stock purchase plans (13,920 shares)	0	203	0	0	123	326
Purchase of treasury stock (23,742 shares)	0	0	0	0	(813)	(813)

Balance - December 31, 2004	6,683	2,821	35,665	618	(3,433)	42,354
Comprehensive income:
Net income	0	0	4,476	0	0	4,476
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,579)	0	(1,579)
Total Comprehensive Income						2,897
Cash dividends declared, ($1.76 per share)	0	0	(5,542)	0	0	(5,542)
Shares issued from treasury related to stock purchase plans (10,084 shares)	0	174	0	0	89	263
Purchase of treasury stock (10,215 shares)	0	0	0	0	(356)	(356)

Balance - December 31, 2005	6,683	2,995	34,599	(961)	(3,700)	39,616
Comprehensive income:
Net income	0	0	4,129	0	0	4,129
Net change in unrealized gains losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	566	0	566
Total Comprehensive Income						4,695
Stock option expense	0	3	0	0	0	3
Cash dividends declared, ($0.76 per share)	0	0	(2,392)	0	0	(2,392)
Shares issued from treasury related to stock purchase plans (4,783 shares)	0	48	0	0	53	101
Purchase of treasury stock (26,579 shares)	0	0	0	0	(783)	(783)

Balance - December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,129	$4,476	$4,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	900	753	654
Provision for loan losses	302	392	1,050
Losses on sales or retirements of equipment	9	0	0
Gain on sale of other real estate owned	(59)	(85)	0
Net amortization of securities premiums and discounts	417	578	565
Net realized gains on sales of securities	(42)	(222)	(296)
Stock option expense	3	0	0
Deferred income taxes (benefit)	14	274	(300)
Earnings on investment in life insurance	(281)	(263)	(236)
Impairment of security	0	0	1,144
Proceeds from the sale of loans	3,037	2,076	3,429
Net gain on sale of loans	(27)	(33)	(50)
Loans originated for sale	(3,090)	(2,180)	(3,379)
(Increase) decrease in assets:
Accrued interest receivable	(28)	160	60
Other assets	110	(459)	154
Increase (decrease) in liabilities:
Accrued interest payable	81	72	(54)
Other liabilities	227	338	176
Net Cash Provided by Operating Activities	5,702	5,877	7,370
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	60,977	27,122	28,121
Proceeds from maturities of and principal repayments on available for sale securities	12,555	16,960	13,209
Purchase of available for sale securities	(73,973)	(41,545)	(40,786)
Net increase in loans	(18,868)	(15,157)	(9,407)
Purchase of investment in life insurance	0	0	(2,000)
Purchase of premises and equipment	(1,016)	(1,424)	(860)
Proceeds from sale or retirements of equipment	60	0	0
Proceeds from sale of other real estate	183	342	414
Net Cash Used in Investing Activities	(20,082)	(13,702)	(11,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	26,651	22,187	(4,925)
Proceeds from long-term borrowings	3,100	12,200	5,000
Repayment of long-term borrowings	(1,345)	(23,464)	(918)
Net increase (decrease) in short-term borrowings	(5,268)	3,228	7,529
Proceeds from sale of treasury stock	101	263	326
Purchase of treasury stock	(783)	(356)	(813)
Cash dividends paid	(2,392)	(5,542)	(2,311)
Net Cash Provided by Financing Activities	20,064	8,516	3,888
Increase (Decrease) in Cash and Cash Equivalents	5,684	691	(51)
CASH AND CASH EQUIVALENTS - BEGINNING	6,696	6,005	6,056
CASH AND CASH EQUIVALENTS - ENDING	$12,380	$6,696	$6,005

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2006	2005	2004
		(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$10,716	$8,176	$7,138
Income taxes paid	$605	$957	$1,200
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$5,068	$117	$556
Securities acquired in settlement of loans	$1,065	$0	$0

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Peoples Financial Services Corp. and its wholly-owned subsidiaries, Peoples National Bank (the “Bank”) and Peoples Advisors, LLC (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a variety of financial services, through the Bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting. In 2002, the Company started operating in New York with an office located in Norwich. The Company opened an office in Conklin, New York, in March 2003 at which time the Norwich office was closed and its deposits transferred to the Conklin office. The Company opened two new offices in 2005, Deposit, New York, April 2005, and the Town of Chenango, New York, June 2005. The Bank’s primary deposits are checking accounts, savings accounts and certificates of deposit. Its primary lending products are single-family residential loans and loans to small businesses. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Company is subject to regulation of the Federal Reserve Bank. Peoples Advisors, LLC is a member-managed liability company under the laws of the Commonwealth of Pennsylvania for the purpose of providing investment advisory services to the general public.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in northern Lackawanna, Susquehanna and Wyoming Counties of Pennsylvania, and Broome County of New York. Note 2 discusses the types of securities in which the Company invests. The concentrations of credit by type of loan are set forth in Note 3. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Company had mortgages of $80,000 and $137,000 held for sale at December 31, 2006 and 2005, respectively.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line and various accelerated methods over the following estimated useful lives of the related assets:

Years
Buildings and improvements	7 - 40
Furniture, fixtures and equipment	3 - 10

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

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method. These intangible assets were $1,331,000 and $1,630,000, net of accumulated amortization of $2,556,000 and $2,257,000 at December 31, 2006 and 2005, respectively. Amortization expense was $299,000 for 2006 and $262,000 for 2005 and 2004. Amortization expense is estimated to be $258,000 per year for the next five years. The fluctuation in the 2006 expense and the future expense is due to impairment on the Norwich Branch deposit acquisition recognized in fourth quarter of 2006 which totaled $38,000.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $7,317,000 and $7,036,000 at December 31, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Peoples Financial Services Corp. and its subsidiaries file a consolidated federal income tax return.

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years-ended December 31, 2006, 2005 and 2004 was $167,000, $151,000, and $123,000, respectively.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share (Continued)

The following table shows the amounts used in computing earnings per share for the years-ended December 31, 2006, 2005 and 2004:

	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)
2006:
Basic EPS	$4,129	3,144	$1.31
Dilutive effect of potential common stock, stock options	0	12.00

Diluted EPS	$4,129	3,156	$1.31

2005:
Basic EPS	$4,476	3,151	$1.42
Dilutive effect of potential common stock, stock options	0	17.01

Diluted EPS	$4,476	3,168	$1.41

2004:
Basic EPS	$4,453	3,166	$1.41
Dilutive effect of potential common stock, stock options	0	21.01

Diluted EPS	$4,453	3,187	$1.40

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years-ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$900	$(2,170)	$(1,420)
Reclassification adjustment for (gains) losses realized in net income	(42)	(222)	848

Net Unrealized Gains (Losses)	858	(2,392)	(572)

Tax effect	(292)	813	195

Net of Tax Amount	$566	$(1,579)	$(377)

Stock-Based Compensation

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, 4,350 stock options were not fully vested.

As of December 31, 2006, the Company had 4,100 stock options not fully vested and there was approximately $4,000 of total unrecognized compensation cost related to these non-vested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008. For the year ended December 31, 2006 there were no stock options granted. For the year ended December 31, 2006 there was stock option expense of $3,000 included in salaries and employee benefits in the accompanying consolidated statement of income related to share based payments granted prior to, but not yet vested as of January 1, 2006. Therefore, as a result of adopting Statement No. 123(R) the Company’s net income for the year ended December 31, 2006 was $3,000 lower than if the Company had continued to account for share-based compensation under Opinion No. 25. Basic earnings per share and diluted earnings per share for the year ended December 31, 2006 were not affected by the adoption.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. The following weighted average assumptions were used with the Black-Scholes model for 2005 and 2004, respectively: risk free interest rate of 4.31% and 3.89%; volatility of 20%; dividend yield of 2.47% and 2.14%; and an expected life of six years. The weighted-average fair value of options granted was $6.43 per share in 2005 and $6.99 per share in 2004.

	2005	2004
	(In Thousands, except Per Share Amounts)
Net income as reported	$4,476	$4,453
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards	(26)	(31)

Pro forma net income	$4,450	$4,422

Basic earnings per share:
As reported	$1.42	$1.41
Pro forma	$1.41	$1.40

Diluted earnings per share:
As reported	$1.41	$1.40
Pro forma	$1.40	$1.39

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Peoples Advisors, LLC provides investment advisory services to the general public. This company is included in the banking and financial services segment of the Bank.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

New Accounting Standards

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position was applied upon initial adoption of Statement 123(R) on January 1, 2006. The adoption did not have a material impact on the consolidated statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company analyzed FIN 48 and determined it will have no impact on the reported consolidated results of operations or financial condition.

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

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all Company consolidated financial statements issued after November 15, 2006 and did not have a significant impact on the Company’s consolidated financial statements.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In October 2006, the FASB issued FASB Staff Position No. 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The provisions of FSP 123(R)-5 are effective for fiscal years beginning after October 10, 2006. The Company analyzed FSP 123(R)-5 and determined it will have no impact on the reported consolidated results of operations, financial condition or cash flows.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with 2006 presentation. Those reclassifications had no effect on net income.

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 - SECURITIES

At December 31, 2006 and 2005, the amortized cost and fair values of securities available-for-sale are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2006:
U.S. Government agencies and corporations	$11,110	$8	$0	$11,118
Obligations of state and political subdivisions	30,430	96	(188)	30,338
Corporate debt securities	3,404	0	(147)	3,257
Mortgage-backed securities	58,538	62	(753)	57,847
Preferred equity securities	2,366	167	0	2,533
Common equity securities	5,052	157	0	5,209
Total	$110,900	$490	$(1,088)	$110,302

December 31, 2005:
U.S. Government agencies and corporations	$25,077	$2	$(475)	$24,604
Obligations of state and political subdivisions	40,420	440	(383)	40,477
Corporate debt securities	10,986	73	(143)	10,916
Mortgage-backed securities	26,366	23	(826)	25,563
Preferred equity securities	2,366	0	(240)	2,126
Common equity securities	4,554	73	0	4,627
Total	$109,769	$611	$(2,067)	$108,313

The amortized cost and fair value of securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$6,003	$6,004
Due after one year through five years	7,511	7,440
Due after five years through ten years	3,884	3,864
Due after ten years	27,546	27,405
	44,944	44,713

Mortgage-backed securities	58,538	57,847
Equity securities	7, 418	7,742
	$110,900	$110,302

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 - SECURITIES (CONTINUED)

Proceeds from sale of available-for-sale securities during 2006, 2005 and 2004 were $60,977,000, $27,122,000, and $28,121,000, respectively. Gross gains realized on these sales were $663,000, $463,000, and $312,000, respectively. Gross losses on these sales were $621,000, $241,000, and $16,000, respectively.

Securities with a carrying value of $32,842,000 and $33,389,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$1,000	$0	$0	$0	$1,000	$0
Obligations of state and political subdivisions	7,850	(38)	10,920	(150)	18,770	(188)
Corporate debt securities	0	0	3,257	(147)	3,257	(147)
Mortgage-backed securities	13,686	(49)	22,228	(704)	35,914	(753)
Total Temporarily Impaired Securities	$22,536	$(87)	$36,405	$(1,001)	$58,941	$(1,088)

December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$8,895	$(98)	$14,123	$(377)	$23,018	$(475)
Obligations of state and political subdivisions	12,360	(178)	10,772	(205)	23,132	(383)
Corporate debt securities	996	(40)	2,343	(103)	3,339	(143)
Mortgage-backed securities	13,974	(307)	10,378	(519)	24,352	(826)
Preferred equity securities	2,126	(240)	0	0	2,126	(240)
Total Temporarily Impaired Securities	$38,351	$(863)	$37,616	$(1,204)	$75,967	$(2,067)

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 - SECURITIES (CONTINUED)

In management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. At December 31, 2006 and 2005, the Company had 92 and 122 securities, respectively, in an unrealized loss position. The Company has the intent and the ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 3 - LOANS RECEIVABLE

The composition of loans receivable at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(In Thousands)
Commercial	$60,326	$60,599
Real estate:
Commercial	80,605	71,455
Residential	112,883	109,034
Consumer	16,947	17,780

	270,761	258,868
Unearned net loan origination fees and costs	414	377
Allowance for loan losses	(1,792)	(2,375)
	$269,383	$256,870

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Balance, beginning	$2,375	$2,739	$2,093
Provision for loan losses	302	392	1,050
Recoveries	31	37	39
Loans charged off	(916)	(793)	(443)
Balance, ending	$1,792	$2,375	$2,739

The total recorded investment in impaired loans was $445,000 and $1,105,000 at December 31, 2006 and 2005, respectively. Impaired loans, not requiring an allowance for loan losses, were $445,000 and $88,000 at December 31, 2006 and 2005, respectively. Impaired loans requiring an allowance for loan losses were $0 and $1,017,000 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the related allowance for loan losses associated with these loans was $0 and $698,000, respectively. For the years-ended December 31, 2006, 2005 and 2004, the average balance of these impaired loans was $449,000, $1,113,000, and $1,598,000, respectively. The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will record all payments as a reduction of principal on such loans. Interest income recognized for the time that the loans were impaired was $7,000, $9,000, and $29,000 in 2006, 2005 and 2004, respectively.

Peoples Financial Services Corp. and Subsidiaries

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

Loans on which the accrual of interest has been discontinued amounted to $445,000 and $1,105,000 at December 31, 2006 and 2005, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $275,000 and $0 at December 31, 2006 and 2005, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $390,000 and $436,000 at December 31, 2006 and 2005, respectively. Advances and repayments during 2006 totaled $110,000 and $156,000, respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as non-accrual, past due, restructured or considered a potential credit risk at December 31, 2006 and 2005.

The Company has entered an agreement to sell residential mortgages to the FHLB of Pittsburgh (“FHLB”). The minimum to be sold under the agreement is $5,000,000 and $7,818,000 has been sold under this agreement as of December 31, 2006. The agreement includes a maximum credit enhancement of $178,000 which the Company may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account. The FHLB is funding the Spread Account at 0.25% of the outstanding balance of loans sold. The Company’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account. As such, the Company does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement. As compensation for the credit enhancement, the FHLB is paying the Company 0.10% of the outstanding loan balance in the portfolio on a monthly basis.

The Company retains the servicing on the loans sold to the FHLB and receives a fee based upon the principal balance outstanding. During the years ended 2006 and 2005, the Company recognized $47,000 and $11,000 respectively of servicing assets and amortized $25,000 and $1,000 respectively. The balance outstanding was $32,000 and $10,000 at December 31, 2006 and 2005, respectively. The fair value of the servicing assets was $32,000 and $10,000 at December 31, 2006 and 2005, respectively, and was based on market quotes for pools of the mortgages stratified by rate and maturity date.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 are comprised of the following:

	2006	2005
	(In Thousands)
Land	$398	$398
Building and improvements	6,414	6,041
Furniture, fixtures and equipment	5,567	5,156

	12,379	11,595
Accumulated depreciation	(6,196)	(5,758)

	$6,183	$5,837

Depreciation expense was $601,000, $491,000, and $392,000 for the years-ended December 31, 2006, 2005 and 2004, respectively.

Peoples Financial Services Corp. and Subsidiaries

NOTE 5 - DEPOSITS

The composition of deposits at December 31, 2006 and 2005 were as follows:

	2006	2005
	(In Thousands)
Demand:
Non-interest bearing	$50,940	$46,777
Interest bearing	66,560	64,189
Savings	108,282	78,236
Time:
$100,000 and over	16,923	21,624
Less than $100,000	80,908	86,136

	$323,613	$296,962

At December 31, 2006, the scheduled maturities of time deposits are as follows (in thousands):

2007	$67,784
2008	11,106
2009	6,897
2010	4,189
2011	4,279
Thereafter	3,576

$97,831

Peoples Financial Services Corp. and Subsidiaries

NOTE 6 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2006 and 2005:

	December 31, 2006
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$11,591	$10,946	$13,394	4.07%
Federal Home Loan Bank	0	1,239	6,510	4.83%
U.S. Treasury tax and loan notes	983	418	1,019	4.46%
	$12,574	$12,603	$20,923	4.16%

	December 31, 2005
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$10,030	$10,537	$13,870	2.58%
Federal Home Loan Bank	7,220	1,114	7,220	3.21%
U.S. Treasury tax and loan notes	592	397	989	2.83%
	$17,842	$12,048	$22,079	2.65%

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets. At December 31, 2006, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $179,163,000, of which $36,525,000 was outstanding in long-term borrowings. All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $0 was outstanding at December 31, 2006 and 2005. These borrowings are unsecured.

Peoples Financial Services Corp. and Subsidiaries

NOTE 7 - LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Detail of long-term debt at December 31, 2006 and 2005 is as follows:

Due	Convertible	Strike Rate	Current Interest Rate	2006	2005
				(In Thousands)
September 2011	N/A	N/A	5.05	$860	$0
February 2016	N/A	N/A	4.86	1,028	0
February 2016	N/A	N/A	4.86	1,027	0
October 2011	January 2007	8.0	4.47	2,500	2,500
January 2007	January 2007	7.5	4.06	7,500	7,500
September 2012	March 2007	8.0	3.69	5,000	5,000
February 2009	N/A	N/A	4.80	865	1,235
February 2013	February 2007	8.0	3.59	5,000	5,000
February 2008	N/A	N/A	2.69	737	1,350
June 2014	March 2007	8.0	4.47	5,000	5,000
January 2015	January 2007	8.0	4.31	5,000	5,000
November 2015	N/A	N/A	4.67	2,008	2,185
				$36,525	$34,770

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (5.36% at December 31, 2006) plus .13% to plus .28% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date. If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

On September 26, 2005, the Bank prepaid $10 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income. The FHLB advances were replaced with lower cost borrowings and certificates of deposits. The Bank expensed prepayment fees of $808,000 associated with this transaction.

Peoples Financial Services Corp. and Subsidiaries

Note 7 - Long-Term Borrowings (Continued)

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2006 are as follows (in thousands):

2007	$9,051
2008	1,073
2009	657
2010	616
2011	3,095
Thereafter	22,033
$36,525

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

Peoples Financial Services Corp. and Subsidiaries

NOTE 8 - STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees. The Plan is administered by a committee of the Board of Directors. Under the Plan, 187,500 shares of common stock are reserved for possible issuance. The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure. Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant. The vesting period of options granted is at the discretion of the Board of Directors. Options granted during 2005, 2004 and 2003 expire in ten years. There are 89,251 shares available for grant under this stock option plan as of December 31, 2006. There were no options granted during 2006.

A summary of transactions under this Plan were as follows:

	2006		2005		2004
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	61,500	$19.80	64,035	$18.83	74,127	$17.38
Granted	0	0	4,500	30.75	5,050	34.10
Exercised	(4,783)	16.40	(6,285)	17.04	(13,920)	16.68
Forfeited	(250)	34.10	(750)	25.46	(1,222)	18.63

Outstanding, end of year	56,467	$20.03	61,500	$19.80	64,035	$18.83

Exercisable, end of year	52,367	$19.44	57,150	$19.22	59,435	$18.16

The weighted-average remaining contractual life of the options outstanding is approximately 4.5 years at December 31, 2006. The weighted-average remaining contractual life of options exercisable at December 31, 2006 is approximately 4 years. Stock options outstanding at December 31, 2006 are exercisable at prices ranging from $14.80 to $34.10 a share. At December 31, 2006 the aggregate intrinsic value of options outstanding was $337,100 and the aggregate intrinsic value of options exercisable was $343,500.

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan. Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan. Participation is available to all common stockholders. The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees. The Plan may purchase shares on the open market if available or they may be issued from treasury shares. A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock. A participant may withdraw from the Plan at any time. Effective in 2005, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $850 each calendar month. As of December 31, 2006, there are 78,728 remaining shares available for issuance under the Dividend Reinvestment and Stock Purchase Plan.

Peoples Financial Services Corp. and Subsidiaries

NOTE 9 - INCOME TAXES

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Current	$758	$711	$1,314
Deferred	14	274	(300)
	$772	$985	$1,014

The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$481	$679
Deferred loan fees	6	7
Deferred compensation	383	323
Other	25	46
Impairment on security	216	215
Capital loss carry forward	97	162
Stock option expense	1	0
Alternative minimum tax credit	221	0
Unrealized loss on available for sale securities	203	495
	1,633	1,927
Deferred tax liabilities:
Depreciation	(213)	(230)
Section 481 Adjustment-Prepaid Expenses	(91)	(84)
Section 481 Adjustment-Deferred Loan Costs	(223)	(201)
	(527)	(515)
Net Deferred Tax Asset	$1,106	$1,412

Peoples Financial Services Corp. and Subsidiaries

NOTE 9 - INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years-ended December 31 is as follows:

	2006		2005		2004
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Federal income tax at statutory rate	$1,666	34%	$1,857	34%	$1,859	34%
Tax exempt interest	(866)	(18)	(778)	(14)	(802)	(14)
Non-deductible interest	119	2	85	2	74	2
Officers’ life insurance income	(112)	(2)	(98)	(2)	(83)	(2)
Other, net	(35)	(0)	(81)	(2)	(34)	(1)
	$772	16%	$985	18%	$1,014	19%

The income tax provision includes $14,000, $75,000, and ($288,000) in 2006, 2005 and 2004, respectively, of income tax (benefit) expense on net realized securities gains and losses.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year. Shares of Company stock owned by the Plan are included in the earnings per share calculation and dividends on these shares are deducted from undivided profits. During 2006, 2005 and 2004, ESOP contributions to the Plan charged to operations were $131,000, $113,000, and $126,000, respectively. During 2006, 2005 and 2004, employer 401(k) matching contributions to the Plan charged to operations were $79,000, $72,000, and $69,000, respectively. At December 31, 2006, 138,670 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has deferred compensation agreements with its chief executive officer, chief operating officer and certain directors that provide fixed retirement benefits. The Bank’s deferred compensation liability as of December 31, 2006 and 2005 was $1,125,000 and $949,000, respectively. The cost charged to operations for these deferred compensation plans was $177,000, $146,000, and $164,000 for the years-ended December 31, 2006, 2005 and 2004, respectively.

NOTE 11 - CONTINGENCIES

The Company is a defendant in various lawsuits wherein various amounts are claimed. In the opinion of the Company’s management, these suits are without merit and should not result in judgments, which, in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

Peoples Financial Services Corp. and Subsidiaries

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amounts at December 31, 2006 and 2005 were as follows:

	2006	2005
	(In Thousands)
Commitments to grant loans	$4,728	$6,137
Unfunded commitments under lines of credit	27,553	29,297
Standby letters of credit	2,632	2,171
	$34,913	$37,605

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

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at December 31, 2006 and 2005 was $2,632,000 and $2,171,000, respectively and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $740,000 and $1,320,000, respectively. The current amount of the liability as of December 31, 2006 and 2005 for guarantees under standby letters of credit issued is not material.

Peoples Financial Services Corp. and Subsidiaries

NOTE 13 - REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits. The required reserve balance at December 31, 2006 and 2005 was $782,000 and $595,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Peoples Financial Services Corp. and Subsidiaries

NOTE 13 - REGULATORY MATTERS (CONTINUED)

The Company and Bank’s actual capital ratios as of December 31, 2006 and 2005, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets):
Consolidated	$42,171	14.64%	$	≥23,049	≥8.00%		N/A	N/A
Peoples National Bank	38,431	13.50		≥22,767	≥8.00	$	≥28,459	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	40,304	13.99		≥11,524	≥4.00		N/A	N/A
Peoples National Bank	36,564	12.85		≥11,384	≥4.00		≥17,076	≥6.00
Tier 1 capital (to average assets):
Consolidated	40,304	9.77		≥16,497	≥4.00		N/A	N/A
Peoples National Bank	36,564	8.92		≥16,400	≥4.00		≥20,500	≥5.00

As of December 31, 2005:
Total capital (to risk-weighted assets):
Consolidated	$41,163	14.78%	$	≥22,281	≥8.00%		N/A	N/A
Peoples National Bank	38,507	13.92		≥22,123	≥8.00	$	≥27,654	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	38,788	13.93		≥11,140	≥4.00		N/A	N/A
Peoples National Bank	36,132	13.07		≥11,062	≥4.00		≥16,592	≥6.00
Tier 1 capital (to average assets):
Consolidated	38,788	10.10		≥15,361	≥4.00		N/A	N/A
Peoples National Bank	36,132	9.41		≥15,361	≥4.00		≥19,202	≥5.00

Peoples Financial Services Corp. and Subsidiaries

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2006 and 2005:

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Short-Term Borrowings

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings

The fair values of the Company’s long-term debt are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,380	$12,380	$6,696	$6,696
Securities available-for-sale	110,302	110,302	108,313	108,313
Loans receivable, net of allowance	269,383	266,845	256,870	241,193
Accrued interest receivable	1,855	1,855	1,827	1,827

Financial liabilities:
Deposits	323,613	323,354	296,962	296,425
Short-term borrowings	12,574	12,574	17,842	17,842
Long-term borrowings	36,525	33,221	34,770	34,437
Accrued interest payable	703	703	622	622

Peoples Financial Services Corp. and Subsidiaries

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION

Balance Sheets

	December 31,
	2006	2005
	(In Thousands)
ASSETS

Cash	$824	$214
Investment in bank subsidiary	37,387	36,912
Due from subsidiary	387	423
Securities available for sale	2,696	2,092
Total Assets	$41,294	$39,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$54	$25

Stockholders’ equity:
Common stock	6,683	6,683
Surplus	3,046	2,995
Retained earnings	36,336	34,599
Accumulated other comprehensive loss	(395)	(961)

	45,670	43,316
Treasury stock	(4,430)	(3,700)

Total Stockholders’ Equity	41,240	39,616

Total Liabilities and Stockholders’ Equity	$41,294	$39,641

Peoples Financial Services Corp. and Subsidiaries

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Dividends from bank subsidiary	$3,968	$7,796	$2,611
Other income	263	13	-
Other expenses	63	69	48

	4,168	7,740	2,563

Income tax (benefit) expense	3	(19)	(16)

	4,165	7,759	2,579

Equity in undistributed (excess of distributed) net income of subsidiary	(36)	(3,283)	1,874

Net Income	$4,129	$4,476	$4,453

Peoples Financial Services Corp. and Subsidiaries

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,129	$4,476	$4,453
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on sales of securities	(192)	-	-
Stock option expense	3	-	-
Distributions in excess of (undistributed) net income of subsidiary	(1,029)	3,283	(1,874)
Increase (decrease) in due from/to subsidiary	36	17	(62)

Net Cash Provided by Operating Activities	2,947	7,776	2,517

Cash Flows Provided by Investing Activities
Proceeds from sale of available for sale securities	889	-	-
Purchase of available-for-sale securities	(152)	(2,019)	-

Net Cash Provided by (Used In) Investing Activities	737	(2,019)	-

Cash Flows from Financing Activities
Cash dividends paid	(2,392)	(5,542)	(2,311)
Proceeds from sale of treasury stock	101	263	326
Purchase of treasury stock	(783)	(356)	(813)

Net Cash Used in Financing Activities	(3,074)	(5,635)	(2,798)

Increase (Decrease) in Cash and Cash Equivalents	610	122	(281)

Cash and Cash Equivalents - Beginning	214	92	373

Cash and Cash Equivalents - Ending	$824	$214	$92

SUPPLEMENTARY DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Securities acquired through transfer from subsidiary	$1,065	-	-

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A CONTROLS AND PROCEDURES

(a) Management’s annual report on internal control over financial reporting.

The management of Peoples Financial Services Corp. and Subsidiaries (the "Company") is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•  maintain records that accurately reflect the Company's transactions;
•  prepare financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, that can be relied upon by external users;
•  prevent and detect unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes that the Company maintained effective internal controls over financial reporting, including disclosure controls and procedures, as of December 31, 2006. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of the Company., through its Audit Committee, provides oversight to management’s conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The consolidated financial statements of the Company have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management’s assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

(b) Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Financial Services Corp.
Hallstead, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Peoples Financial Services Corp. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 13, 2007

(c) Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

NONE.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANANCE
This item is incorporated by reference under Section “Governance of the Company” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 11 EXECUTIVE COMPENSATION
This item is incorporated by reference under Section “Compensation Discussion and Analysis” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This item is incorporated by reference under Section “Share Ownership of Management and Directors” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE
This item is incorporated by reference under Section “Compensation Discussion and Analysis” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
This item is incorporated by reference under Section “Report of the Audit Committee” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statement Schedules can be found under Item 8 of this report.
(b)	Exhibits required by Item 601 of Regulation S-K:

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp.*;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord,***;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger,***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company,***;
(10.8)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for John W. Ord,****;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger,****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company,****;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common Share”;
(14)	Code of Ethics,*****;
(21)	Subsidiaries of Peoples Financial Services Corp.,******;
(23)	Consent of Independent Registered Public Accounting Firm - Beard Miller Company LLP, Filed herewith;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
***	Incorporated by reference to the Corporation’s Exhibits 10.5, 10.6 and 10.7 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
****	Incorporated by reference to the Corporation’s Exhibits 10.8, 10.9, and 10.10 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
*****	Incorporated by reference to the Corporation’s Exhibit 14 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

BY:	/s/	John W. Ord John W. Ord, Chairman
	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr., President/CEO
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, Principle Accounting Officer
	/s/	George H. Stover, Jr. George H. Stover, Jr., Member, Board of Directors
	/s/	Thomas F. Chamberlain Thomas F. Chamberlain, Member, Board of Directors
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Lead Director, Board of Directors
	/s/	William E. Aubrey II William E Aubrey II, Member, Board of Directors