Form 10-Q
period 2007-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2007-05-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of April 30, 2007

COMMON STOCK ($2 Par Value)	3,134,411
(Title of Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2007

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of March 31, 2007
	and December 31, 2006

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months
	Ended March 31, 2007 and 2006

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Three Months
	Ended March 31, 2007 and 2006

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Three Months
	Ended March 31, 2007 and 2006

	Notes to Consolidated Financial Statements	7-9

	Item 2. Management’s Discussion and Analysis of	10-19
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	19
	About Market Risk

	Item 4. Controls and Procedures	19

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	20
	Item 1A. Risk Factors	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3. Defaults upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits	21
	Signatures	22

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2007 and December 31, 2006
(In thousands, except share and per share data)
ASSETS:	Mar 2007	Dec 2006
Cash and due from banks	$5,637	$7,527
Interest bearing deposits in other banks	104	2,626
Federal funds sold	6,240	2,227
Cash and cash equivalents	11,981	12,380
Securities available for sale	99,607	110,302
Loans	272,008	271,175
Allowance for loan losses	(1,904)	(1,792)
Loans, net	270,104	269,383
Bank premises and equipment, net	6,142	6,183
Accrued interest receivable	1,774	1,855
Intangible assets	1,270	1,331
Other real estate owned	5,079	5,062
Other assets	9,634	9,772
Total assets	$405,591	$416,268

LIABILITIES:
Deposits:
Non-interest bearing	$51,775	$50,940
Interest bearing	268,684	272,673
Total deposits	320,459	323,613
Accrued interest payable	609	703
Short-term borrowings	9,940	12,574
Long-term borrowings	31,896	36,525
Other liabilities	1,135	1,613
Total liabilities	364,039	375,028
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,132,474 shares and 3,133,874 shares at March 31, 2007 and December 31, 2006, respectively	6,683	6,683
Surplus	3,064	3,046
Retained earnings	36,864	36,336
Accumulated other comprehensive loss	(562)	(395)
Treasury stock at cost 208,777 and 207,377 shares at March 31, 2007 and December 31, 2006, respectively	(4,497)	(4,430)
Total stockholders' equity	41,552	41,240
Total liabilities and stockholders’ equity	$405,591	$416,268

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)	Three Months Ended
	March 31, 2007	March 31, 2006
INTEREST INCOME:
Loans receivable, including fees	$4,677	$4,270
Securities:
Taxable	955	675
Tax exempt	335	380
Other	39	9
Total interest income	6,006	5,334
INTEREST EXPENSE:
Deposits	2,352	1,883
Short-term borrowings	175	138
Long-term borrowings	330	362
Total interest expense	2,857	2,383
Net interest income	3,149	2,951
PROVISION FOR LOAN LOSSES	120	60
Net interest income after provision for loan losses	3,029	2,891
OTHER INCOME:
Customer service fees	448	463
Investment division commission income	79	49
Earnings on investment in life insurance	75	65
Other income	170	102
Net realized gains (losses) on sales of securities available for sale	29	(17)
Total other income	801	662
OTHER EXPENSES:
Salaries and employee benefits	1,181	1,143
Occupancy	198	186
Equipment	129	105
FDIC insurance and assessments	37	33
Professional fees and outside services	96	83
Computer services and supplies	204	223
Taxes, other than payroll and income	93	82
Other	502	425
Total other expenses	2,440	2,280
Income before income taxes	1,390	1,273
INCOME TAXES	267	228
Net income	$1,123	$1,045
Net income per share, basic	$0.36	$0.33
Net income per share, diluted	$0.36	$0.33

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income
Net income	0	0	1,123	0	0	1,123
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(167)	0	(167)
Total comprehensive income						956
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.19 per share)	0	0	(595)	0	0	(595)
Treasury stock purchase (3,500 shares)	0	0	0	0	(94)	(94)
Treasury stock issued for stock option plan (2,100 shares)	0	17	0	0	27	44
Balance, March 31, 2007	$6,683	$3,064	$36,864	$(562)	$(4,497)	$41,552

Balance, December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive income
Net income	0	0	1,045	0	0	1,045
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(22)	0	(22)
Total comprehensive income						1,023
Cash dividends, ($0.19 per share)	0	0	(600)	0	0	(600)
Treasury stock purchase (7,300 shares)	0	0	0	0	(230)	(230)
Treasury stock issued for stock option plan (3,725 shares)	0	21	0	0	41	62
Balance, March 31, 2006	$6,683	$3,016	$35,044	$(983)	$(3,889)	$39,871

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net Income	$1,123	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	201
Provision for loan losses	120	60
(Gain) loss on sale of foreclosed real estate	4	(29)
Amortization of securities' premiums and accretion of discounts	71	118
Amortization of deferred loan costs	48	50
Losses (gains) on sales of securities available for sale, net	(29)	17
Stock option expense	1	0
Proceeds from the sale of mortgage loans	1,039	426
Net gain on sale of loans	(3)	(7)
Loans originated for sale	(1,306)	(419)
Net earnings on investment in life insurance	(75)	(65)
(Increase) decrease in accrued interest receivable	81	(80)
(Increase) decrease in other assets	299	(17)
Decrease in accrued interest payable	(94)	(53)
Decrease in other liabilities	(478)	(83)
Net cash provided by operating activities	1,022	1,164
Cash flows from investing activities
Proceeds from sale of available for sale securities	25,640	12,328
Proceeds from maturities and principal payments on available for sale securities	8,679	1,351
Purchase of available for sale securities	(23,919)	(5,718)
Net increase in loans	(655)	(7,809)
Purchase of premises and equipment	(119)	(297)
Proceeds from sale of other real estate	15	54
Net cash provided by (used in) investing activities	9,641	(91)
Cash flows from financing activities
Cash dividends paid	(595)	(600)
Increase (decrease) in deposits	(3,154)	7,877
Proceeds from long-term borrowings	3,275	2,200
Repayment of long-term borrowings	(7,904)	(300)
Decrease in short-term borrowings	(2,634)	(8,119)
Purchase of treasury stock	(94)	(230)
Proceeds from sale of treasury stock	44	62
Net cash provided by (used in) financing activities	(11,062)	890
Net increase (decrease) in cash and cash equivalents	(399)	1,963
Cash and cash equivalents, beginning of period	12,380	6,696
Cash and cash equivalents, end of period	$11,981	$8,659
Supplemental disclosures of cash paid
Interest paid	$2,951	$2,436
Income taxes paid	$0	$0
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$36	$6

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, as well as with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
Net income applicable to common stock	$1,123,000	$1,045,000
Weighted average common shares outstanding	3,133,304	3,153,948
Effect of dilutive securities, stock options	10,563	14,107
Weighted average common shares outstanding used to calculate diluted earnings per share	3,143,867	3,168,055
Basic earnings per share	$0.36	$0.33
Diluted earnings per share	$0.36	$0.33

NOTE 3. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

(In thousands)	Three Months Ended
	March 31, 2007	March 31, 2006
Unrealized holding losses on available for sale securities	$(224)	$(51)
Less: Reclassification adjustment for gains (losses) realized in net income	29	(17)
Net unrealized losses	(253)	(34)
Tax effect	86	12
Other comprehensive loss	$(167)	$(22)

NOTE 4. STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of  SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 and thereafter includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, only 4,100 stock options were not fully vested and no stock options were granted during the three months ended March 31, 2007.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three months ended March 31, 2007, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2007, the Company had 4,100 stock options not fully vested and there was $3,500 of total unrecognized compensation cost related to these nonvested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

NOTE 5. GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $3,136,000 of standby letters of credit as of March 31, 2007. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these letters of credit as deemed necessary. The maximum undiscounted exposure related to these commitments at March 31, 2007 was $3,136,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1,794,000. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit is not material.

NOTE 6. NEW ACCOUNTING STANDARDS

EITF 06-11

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-5

On September 7, 2006, the EITF reached a conclusion on Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements.  This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company's consolidated financial statements.

NOTE 7. SUBSEQUENT EVENT

On April 2, 2007, the Bank formed Peoples Financial Leasing, LLC, a member-managed limited liability company under the laws of the Commonwealth of Pennsylvania, to be a wholly owned subsidiary of the Bank, for the purpose of providing professional and technical services in employee leasing for the Bank.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year-ended December 31, 2006. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management. Additional information is contained on page 17 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter increased 7.46% to $1.123 million as compared to $1.045 million for the first quarter of 2006. Diluted earnings per share increased 9.09% to $.36 per share for the first quarter of 2007 from $.33 per share in the first quarter of 2006. At March 31, 2007, the Company had total assets of $405.591 million, net loans of $270.104 million, and total deposits of $320.459 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2007, cash, federal funds sold, and deposits with other banks totaled $11.981 million as compared to $12.380 million on December 31, 2006. The decrease over the first three months of 2007 has been minimal as the decrease in deposits with other banks has been offset by the increase in federal funds as of March 31, 2007.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year. The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $99.607 million on March 31, 2007, decreasing by $10.695 million from the December 31, 2006 total of $110.302 million.

The total securities portfolio is held as available for sale. This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes, reported as a separate component of stockholders’ equity. The carrying value of securities as of March 31, 2007 included an unrealized loss of $852 thousand reflected as accumulated other comprehensive loss of $562 thousand in stockholders’ equity, net of deferred income taxes of $290 thousand. This compares to an unrealized loss of $598 thousand at December 31, 2006 reflected as accumulated other comprehensive loss of $395 thousand, net of deferred income taxes of $203 thousand.

Management monitors the earnings performance and effectiveness of liquidity of the securities portfolio on a monthly basis through the Asset/Liability Committee (“ALCO”). The ALCO also reviews and manages interest rate risk for the Corporation. Through active balance sheet management and analysis of the securities portfolio, the Corporation maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans:

Net loans increased $721 thousand, or .27%, to $270.104 million as of March 31, 2007 from $269.383 million as of December 31, 2006. Of the loan growth experienced in the first quarter of 2007, the largest was in residential real estate mortgages which increased $941 thousand, or .83%, to $113.824 million as of March 31, 2007 compared to $112.883 million as of December 31, 2006. Commercial loans, including traditional commercial loans and commercial real estate mortgages, decreased $229 thousand, or .16%, to $140.702 million as of March 31, 2007 compared to $140.931 million at year-end December 31, 2006.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort. Management has continued its efforts to create good underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s. During the three-month period ended March 31, 2007, total deposits decreased $3.154 million, or .97%, to $320.459 million compared to $323.613 million as of December 31, 2006. The decrease was concentrated within NOW accounts and money market deposit accounts.

The trend in the first quarter of 2007 is expected due to the nature of those deposits affected. Early in the calendar year tends to be the period where the Bank experiences an outflow of funds due to various reasons, among them are property tax payments and holiday bills which come due after January 1. The outflow of funds was less evident in the latter half of the first quarter.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management. Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2007 were $9.940 million as compared to $12.574 million as of December 31, 2006, a decrease of $2.634 million, or 20.95%. Long-term borrowings were $31.896 million as of March 31, 2007 compared to $36.525 million as of December 31, 2006, a decrease of $4.629 million, or 12.67%. The decrease in long-term borrowings included the maturity of $7.500 million in term borrowings which was offset by proceeds of new term borrowings in the amount of $3.275 million at the FHLB.

With the increase to the short end of the yield curve, the certificate savings rate offered by the Bank has attracted a large sum of deposits which have lessened the Bank’s reliance on overnight, short-term borrowings.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. As of March 31, 2007, regulatory capital to total average assets was 9.14% as compared to 8.92% on December 31, 2006. The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option and dividend reinvestment plans. In the three months ended March 31, 2007, the Company purchased 3,500 shares for the treasury at a total cost of $94,500.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators. The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios. A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Capital is being maintained in compliance with risk-based capital guidelines. The Company’s Tier 1 capital to risk weighted asset ratio was 13.13% and the total capital ratio to risk weighted assets ratio was 13.82% at March 31, 2007. The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due. The consolidated statements of cash flows presented in the accompanying financial statements included in Part I of this Form 10-Q provide analysis of the Corporation’s cash and cash equivalents. Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2007 totaled $38.657 million, which consisted of $26.829 million in unfunded commitments of existing loans, $8.692 million to grant new loans and $3.136 million in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2007:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$66,497	$7,961	$16,612	$106,068	$74,870
Securities	3,805	1,684	3,078	37,810	53,230
Interest bearing deposits in other banks	104	0	0	0	0
Federal funds sold	6,240	0	0	0	0
Total rate sensitive assets	76,646	9,645	19,690	143,878	128,100
Cumulative rate sensitive assets	$76,646	$86,187	$105,877	$249,755	$377,855
RATE SENSITIVE LIABILITIES
Interest bearing checking	$207	$207	$415	$3,316	$18,167
Money market deposits	315	315	630	5,041	27,619
Regular savings	1,526	1,021	2,042	16,338	89,517
CDs and IRAs	27,944	29,661	14,062	26,436	3,905
Short-term borrowings	9,940	0	0	0	0
Long-term borrowings	0	0	580	4,090	27,226
Total rate sensitive liabilities	39,932	31,204	17,729	55,221	166,434
Cumulative rate sensitive liabilities	$39,932	$71,136	$88,865	$144,086	$310,520

Period gap	$36,714	$(21,559)	$1,961	$88,657	$(38,334)
Cumulative gap	$36,714	$15,155	$17,116	$105,773	$67,439
Cumulative RSA to RSL	191.94%	121.30%	119.26%	173.41%	121.72%
Cumulative gap to total assets	9.05%	3.74%	4.22%	26.08%	16.63%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2007, total interest income increased by $672 thousand, or 12.60%, to $6.006 million as compared to $5.334 million for the three months ended March 31, 2006. This increase is attributable to the increase in average loans and average securities to $270.803 million and $108.285 million respectively as of March 31, 2007 as compared to $262.507 million and $102.324 million, respectively, for the same three-month period in 2006. This is an increase of $8.296 million, or 3.16%, in loans and $5.961 million, or 5.83%, in securities when comparing the first quarter of 2007 to the same three-month period in 2006. The yield on loans, on a fully tax equivalent basis, for the first quarter of 2007 was higher at 7.17% compared to 6.77% for the first quarter of 2006. Security yields, on a fully tax equivalent basis, were also up in the first quarter of 2007 at 5.48% compared to 4.96% in the first quarter of 2006. The resulting interest earned on loans was $4.677 million for the three-month period ended March 31, 2007 compared to $4.270 million for the three months ended March 31, 2006, an increase of $407 thousand, or 9.53%. The resulting interest earned on securities was $1.290 million for the three-month period ended March 31, 2007 compared to $1.055 million for the three months ended March 31, 2006, an increase of $235 thousand, or 22.27%. The overall yield on earning assets increased for the three months ended March 31, 2007 to 6.68% as compared to 6.26%, on a fully tax equivalent basis, for the three months ended March 31, 2006.

Total interest expense increased by $474 thousand, or 19.89%, to $2.857 million for the three months ended March 31, 2007 from $2.383 million for the three months ended March 31, 2006. This increase was primarily attributable to the increase in the cost of funds which increased to 3.66% for the three months ended March 31, 2007 as compared to 3.21% for the first quarter of 2006. Average interest bearing liabilities also increased to $316.883 million for the three months ended March 31, 2007 as compared to $300.764 million for the three months ended March 31, 2006. This increase was due to the increase in average savings. Average savings increased to $108.527 million for the three-month period ended March 31, 2007 as compared to $82.692 million for the same period in 2006. The largest contributor to the increase in average savings is the certificate savings product. The rate paid on certificate savings increased for the three months ended March 31, 2007 to 4.68% as compared to 4.55% for the three months ended March 31, 2006 as the average balance for that product was $78.824 million and $47.465 million, respectively.

Net interest income increased by $198 thousand, or 6.71%, to $3.149 million for the three months ended March 31, 2007 from $2.951 million for the three months ended March 31, 2006. The Bank’s net interest spread decreased to 3.02% for the three months ended March 31, 2007 from 3.04% for the three months ended March 31, 2006 on a fully tax equivalent basis. The net interest margin increased to 3.65% for the three-month period ended March 31, 2007 from 3.61% for the three-month period ended March 31, 2006 on a fully tax equivalent basis. The yield curve has remained somewhat static since the last increase in overnight rates which was implemented by the Federal Reserve in June of 2006. As such, the Bank has been operating within the resulting flat yield curve and cannot generate traditionally acceptable levels of spread between interest bearing assets and liabilities. The result of which has been a static net interest margin as detailed previously.

Below is the table which sets forth average balances and corresponding yields for the three-month periods ended March 31, 2007 and March 31, 2006:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

	March 2007			March 2006
(Dollars in thousands)	Average Balance	Interest	(2) Yield/Rate	Average Balance	Interest	(2) Yield/Rate
ASSETS
Loans
Real estate	$113,988	$1,873	6.66%	$109,602	$1,737	6.43%
Installment	16,689	347	8.43%	17,376	336	7.84%
Commercial	119,408	2,223	7.55%	114,554	1,972	6.98%
Tax exempt (1)	20,260	333	6.67%	20,498	321	6.36%
Other loans	458	14	12.40%	477	13	11.05%
Total loans	270,803	4,790	7.17%	262,507	4,379	6.77%
Investment securities (AFS)
Taxable	73,235	955	5.29%	62,664	675	4.37%
Non-taxable (1)	35,050	508	5.87%	39,660	576	5.89%
Total securities	108,285	1,463	5.48%	102,324	1,251	4.96%
Time deposits with other banks	1,278	18	5.71%	0	0	0
Fed funds sold	1,551	21	5.49%	685	9	5.33%
Total earning assets	381,917	$6,292	6.68%	365,516	$5,639	6.26%
Less: allowance for loan losses	(1,824)			(2,387)
Cash and due from banks	6,359			6,328
Premises and equipment, net	5,783			5,666
Other assets	17,553			12,828
Total assets	$409,788			$387,951
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$24,852	$68	1.11%	$24,246	$50	0.84%
Regular savings	108,527	960	3.59%	82,692	558	2.74%
Money market savings	35,582	291	3.32%	37,363	324	3.52%
Time	99,809	1,033	4.20%	106,969	951	3.61%
Total interest bearing deposits	268,770	2,352	3.55%	251,270	1,883	3.04%
Other borrowings	48,113	505	4.26%	49,494	500	4.10%
Total interest bearing liabilities	316,883	2,857	3.66%	300,764	2,383	3.21%
Net interest income		$3,435	3.02%		$3,256	3.04%
Non-interest bearing demand deposits	49,552			46,234
Accrued expenses and other liabilities	2,414			1,806
Stockholders’ equity	40,939			39,147
Total liabilities and stockholders’ equity	$409,788			$387,951
Interest income/earning assets			6.68%			6.26%
Interest expense/earning assets			3.03%			2.64%
Net interest margin			3.65%			3.61%
(1) Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2) Yields and costs are based on a 365/90 annualization method.

Provision for Loan Losses:

The provision for loan losses for the three months ended March 31, 2007 was $120 thousand, an increase of $60 thousand, or 100.00% as compared to $60 thousand for the three month-period ended March 31, 2006. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for the quarter ended March 31, 2007. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality. To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit. The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended March 31, 2007, charge-offs totaled $19 thousand while net charge-offs totaled $8 thousand as compared to $21 thousand and $12 thousand, respectively, for the same three-month period in 2006.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy. The process considers all “problem loans” including classified, criticized, and monitored loans. Prior loan loss history and current market trends, both nationally and locally, are taken into consideration. A watch list of potential problem loans is maintained and monitored on a monthly basis by the Board of Directors. The Bank has not had, nor presently has, any foreign loans. Based upon this analysis, senior management has concluded that the allowance for loan losses is adequate.

Other Income:

Service charges and fees decreased 3.24%, or $15 thousand, to $448 thousand in the three months ended March 31, 2007, from $463 thousand in the three months ended March 31, 2006. The decrease in service charges and fees is due in part to net overdraft fees which were $300 thousand for the three-month period ended March 31, 2007 compared to $311 thousand for the comparable period in 2006, a decrease of $11 thousand, or 3.54%.

Investment division income was $79 thousand for the three-month period ended March 31, 2007, an increase of $30 thousand, or 61.22%, from the same period in 2006.  The increase is due to the change in fee structure for the investment division, which was first discussed in March of 2006. The recognition of commissions on a recurring basis, rather than at account opening only, has contributed to this increase.

Earnings on investment in life insurance (BOLI) has increased to $75 thousand for the three-month period ended March 31, 2007, compared to $65 thousand for the three month-period ended March 31, 2006, an increase of $10 thousand, or 15.38%. The income earned from BOLI has kept pace with the short end of the yield curve and continued to pay a competitive market yield.

Other income was $170 thousand for the three months ended March 31, 2007, an increase of $68 thousand, or 66.67%, from $102 thousand for the comparable period in 2006. Among those items is net-commission income realized from Community Bankers Insurance Agency (CBIA). This item accounted for $65 thousand for the three-month period ended March 31, 2007 as compared to $13 thousand for the same period in 2006, an increase of $52 thousand, or 400.00%.

Gains on security sales were $29 thousand for the three months ended March 31, 2007 compared to losses of $17 thousand for the comparable period in 2006, an increase of $46 thousand. The increase is due to the sale of equity securities through the holding company at a gain. These sales are part of a five year tax strategy to offset capital losses incurred in 2005.

Other Operating Expenses:

Total other expenses increased 7.35%, or $167 thousand, to $2.440 million during the three months ended March 31, 2007 compared to $2.273 million for the comparable period in 2006.

Salaries and benefits increased $38 thousand, or 3.32%, to $1.181 million for the three months ended March 31, 2007 compared to $1.143 million for the same period in 2006 due to normal pay increases. The increase was also partially due to a one time vacation payment to a retiring executive in the amount of $28,000. The full-time equivalent number of employees was 109 as of March 31, 2007 compared to 112 as of March 31, 2006.

Occupancy expense increased $12 thousand, or 6.45%, to $198 thousand for the three months ended March 31, 2007 compared to $186 thousand for the same period in 2006. Costs associated with the maintenance and upkeep of Company offices in the amount of $60 thousand for the first quarter of 2007 when compared to $51 thousand for the same period in 2006 accounted for this difference.

Professional fees and outside services increased $13 thousand, or 15.66%, in the three months ended March 31, 2007 to $96 thousand, compared to $83 thousand for the same three-month period ended March 31, 2006. Increases for the three-month period ended March 31, 2007 were due to costs associated with a professional loan review service incurred in the first quarter of 2007 in the amount of $13 thousand. This service was not incurred in the first quarter of 2006.

Computer services and supplies decreased $19 thousand, or 8.52% for the three months ended March 31, 2007 to $204 thousand compared to $223 thousand for the comparable period in 2006. This decrease was due to costs associated with the Bank’s ATM network. As previously discussed in the analysis of customer service fee income, as of February of 2006, the Bank no longer utilizes the services of Midwest Payment Systems in the processing of ATM and debit card transactions. The Company now internally processes those transactions at a reduced cost. Costs associated with ATM and debit card operations were $51 thousand for the three-month period ended March 31, 2007 as compared to $79 thousand for the same three-month period in 2006.

All other operating expenses increased $123 thousand, or 19.28%, to $761 thousand in the first quarter of 2007 compared to $638 thousand for the same period in 2006. The increase in all other operating expense categories, which include equipment, non-income/non-payroll associated taxes, other real estate owned and other standard operating expenses, increased due to various reasons. Advertising costs associated with a one time billboard campaign for $10 thousand, $63 thousand of additional costs associated with foreclosed commercial real estate, $14 thousand in brokerage fees related to the operation of the investment division which were netted from commissions in the prior period, $27 thousand in additional supply costs and $20 thousand in additional depreciation expenses as the result of larger than normal investments in fixed assets in the latter half of 2006 in relation to flood damages incurred by the Company, all contributed to the increase in the first quarter of 2007.

Income Tax Provision:

The Corporation recorded an income tax provision of $267 thousand, or 19.21% of income before taxes, and $228 thousand, or 17.91% of income before taxes, for the quarters ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate is due to the decrease in taxable security income earned in the first quarter of 2007 when compared to the same period in 2006.
.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now held at an overnight borrowing rate of 5.25% since the last increase in June of 2006. As such, the Company continues to operate with a compressed net interest margin. As of March 31, 2007, the Bank is currently showing slight sensitivity to an upward rate shift scenario. The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 2.70%, or $372 thousand, in a +200 basis point rate shock scenario over a one-year period. An increase of 1.03% or $142 thousand is shown in the model at a -200 basis point rate shock scenario. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy. The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits. Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2006, for further discussion of this matter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK
MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2007 - January 31, 2007	0	$0	0	89,251

February 1, 2007 - February 28, 2007	3,500	$27.00	3,500	85,751

March 1, 2007 - March 31, 2007	0	$0	0	85,751

TOTAL	3,500	$27.00	3,500

(1)  On July 2, 2001, the Board of Directors authorized the repurchase of 5%, or 158,931 shares, of the Corporation’s common stock outstanding. The repurchase program does not stipulate an expiration date.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.1)	Agreement dated January 14, 1997, between John W. Ord and Peoples Financial Services Corp.*;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.5)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for John W. Ord***;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(10.8)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for John W. Ord****;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp., filed herewith,
(10.12)	Termination agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp., filed herewith;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics*****;
(21)	Subsidiaries of Peoples Financial Services Corp.******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.5, 10.6 and 10.7 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.8, 10.9, and 10.10 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibit 14 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10K filed with the U.S. Securities and Exchange Commission on March 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/ Richard S. Lochen, Jr.
Richard S. Lochen, Jr., President

By/s/Frederick J. Malloy
Frederick J. Malloy, AVP/Controller