Form 10-Q
period 2007-08-01
PEOPLES FINANCIAL SERVICES CORP/
filed 2007-08-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of July 31, 2007

COMMON STOCK ($2 Par Value)	3,136,512
(Title of Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2007

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of June 30, 2007
	and December 31, 2006

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Six Months
	Ended June 30, 2007 and 2006

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Six Months
	Ended June 30, 2007 and 2006

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Six Months
	Ended June 30, 2007 and 2006

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of	10-24
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	Signatures	28

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2007 and December 31, 2006
(In thousands, except share and per share data)
ASSETS:	June 2007	Dec 2006
Cash and due from banks	$6,589	$7,527
Interest bearing deposits in other banks	98	2,626
Federal funds sold	0	2,227
Cash and cash equivalents	6,687	12,380
Securities available for sale	109,071	110,302
Loans	276,323	271,175
Allowance for loan losses	(2,015)	(1,792)
Loans, net	274,308	269,383
Bank premises and equipment, net	6,097	6,183
Accrued interest receivable	1,962	1,855
Intangible assets	1,206	1,331
Other real estate owned	5,137	5,062
Bank owned life insurance	7,468	7,317
Other assets	2,845	2,455
Total assets	$414,781	$416,268

LIABILITIES:
Deposits:
Non-interest bearing	$53,386	$50,940
Interest bearing	272,176	272,673
Total deposits	325,562	323,613
Accrued interest payable	665	703
Short-term borrowings	14,665	12,574
Long-term borrowings	31,447	36,525
Other liabilities	1,522	1,613
Total liabilities	373,861	375,028

STOCKHOLDERS' EQUITY:
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,136,512 shares and 3,133,874 shares June 30, 2007 and December 31, 2006, respectively	6,683	6,683
Surplus	3,078	3,046
Retained earnings	37,557	36,336
Accumulated other comprehensive loss	(1,968)	(395)
Treasury stock at cost 204,739 and 207,377 shares at June 30, 2007 and December 31, 2006, respectively	(4,430)	(4,430)
Total stockholders' equity	40,920	41,240
Total liabilities and stockholders’ equity	$414,781	$416,268

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Six Months Ended		Three Months Ended
	June 30 2007	June 30 2006	June 30 2007	June 30 2006
INTEREST INCOME:
Loans receivable, including fees	$9,482	$8,741	$4,805	$4,471
Securities:
Taxable	1,712	1,368	757	693
Tax exempt	789	777	454	397
Other	59	40	20	31
Total interest income	12,042	10,926	6,036	5,592
INTEREST EXPENSE:
Deposits	4,689	3,988	2,337	2,105
Short-term borrowings	304	247	129	109
Long-term borrowings	671	742	341	380
Total interest expense	5,664	4,977	2,807	2,594
Net interest income	6,378	5,949	3,229	2,998
PROVISION FOR LOAN LOSSES	240	120	120	60
Net interest income after provision for loan losses	6,138	5,829	3,109	2,938
OTHER INCOME:
Customer service fees	953	897	505	434
Investment division commission income	185	100	106	58
Earnings on investment in life insurance	151	133	76	68
Other income	276	187	106	85
Realized gain on sale of interest in insurance agency	220	0	220	0
Net realized gains (losses) on sales of securities available for sale	(136)	(9)	(165)	8
Total other income	1,649	1,308	848	653
OTHER EXPENSES:
Salaries and employee benefits	2,358	2,316	1,177	1,173
Occupancy	377	361	179	175
Equipment	263	223	134	118
FDIC insurance and assessments	75	60	38	27
Professional fees and outside services	179	170	83	87
Computer services and supplies	381	394	177	171
Taxes, other than payroll and income	185	181	92	99
Other	1,093	992	591	574
Total other expenses	4,911	4,697	2,471	2,424
Income before income taxes	2,876	2,440	1,486	1,167
INCOME TAXES	464	403	197	175
Net income	$2,412	$2,037	$1,289	$992
Net income per share, basic	$0.77	$0.65	$0.41	$0.32
Net income per share, diluted	$0.77	$0.64	$0.41	$0.31

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

(In thousands except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income
Net income	0	0	2,412	0	0	2,412
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,573)	0	(1,573)
Total comprehensive income						839
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.38 per share)	0	0	(1,191)	0	0	(1,191)
Treasury stock purchase (3,500 shares)	0	0	0	0	(94)	(94)
Treasury stock issued for stock option plan (6,138 shares)	0	31	0	0	94	125
Balance, June 30, 2007	$6,683	$3,078	$37,557	$(1,968)	$(4,430)	$40,920

Balance, December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive income
Net income	0	0	2,037	0	0	2,037
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(645)	0	(645)
Total comprehensive income						1,392
Stock option expense	0	2	0	0	0	2
Cash dividends, ($0.38 per share)	0	0	(1,198)	0	0	(1,198)
Treasury stock purchase (14,779 shares)	0	0	0	0	(451)	(451)
Treasury stock issued for stock option plan (4,409 shares)	0	45	0	0	49	94
Balance, June 30, 2006	$6,683	$3,042	$35,438	$(1,606)	$(4,102)	$39,455

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities
Net income	$2,412	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	407
Provision for loan losses	240	120
(Gain) loss on sale of foreclosed real estate	4	(29)
Amortization of securities' premiums and accretion of discounts, net	162	223
Amortization of deferred loan costs	152	158
Gain on sale of interest in insurance agency	(220)	0
Losses on sales of securities available for sale, net	136	9
Stock option expense	1	2
Proceeds from the sale of loans originated for sale	3,226	1,003
Net (gain) loss on sale of loans originated for sale	6	(6)
Loans originated for sale	(3,514)	(997)
Net earnings on investment in life insurance	(151)	(133)
Increase in accrued interest receivable	(107)	(8)
Decrease in other assets	90	363
Decrease in accrued interest payable	(38)	(56)
(Decrease) increase in other liabilities	(91)	95
Net cash provided by operating activities	2,752	3,188
Cash Flows from Investing Activities
Proceeds from sale of interest in insurance agency	551	0
Proceeds from sale of available for sale securities	35,791	20,554
Proceeds from maturities of and principal payments received on available for sale securities	10,239	3,710
Purchase of available for sale securities	(47,480)	(20,123)
Net increase in loans	(5,130)	(10,833)
Purchase of premises and equipment	(233)	(494)
Proceeds from sale of other real estate	15	54
Net cash used in investing activities	(6,247)	(7,132)
Cash Flows from Financing Activities
Cash dividends paid	(1,191)	(1,198)
Increase in deposits	1,949	12,476
Proceeds from long-term borrowings	3,275	2,200
Repayment of long-term borrowings	(8,353)	(633)
Increase (decrease) in short-term borrowings	2,091	(7,278)
Purchase of treasury stock	(94)	(451)
Proceeds from sale of treasury stock	125	94
Net cash provided by (used in) financing activities	(2,198)	5,210
Net increase (decrease) in cash and cash equivalents	(5,693)	1,266
Cash and cash equivalents, beginning of year	12,380	6,696
Cash and cash equivalents, end of year	$6,687	$7,962
Supplemental disclosures of cash paid
Interest paid	$5,702	$5,033
Income taxes paid	$320	$140
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$94	$6

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Corporation” or the “Company”) and its wholly owned subsidiaries, Peoples National Bank (the “Bank”), Peoples Advisors, LLC (“Advisors”), and Peoples Financial Capital Corporation. The Bank has two wholly owned subsidiaries, Peoples Financial Leasing, LLC and Peoples Investment Holdings, LLC.  Peoples Financial Capital Corporation, Peoples Investment Holdings, LLC, and Peoples Financial Leasing, LLC were all incorporated in April of 2007.  All material inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income applicable to common stock	$2,412,000	$2,037,000	$1,289,000	$992,000

Weighted average common shares outstanding	3,134,389	3,151,474	3,135,462	3,149,026
Effect of dilutive securities, stock options	10,408	13,301	10,252	12,495
Weighted average common shares outstanding used to calculate diluted earnings per share	3,144,797	3,164,775	3,145,714	3,161,521
Basic earnings per share	$0.77	$0.65	$0.41	$0.32
Diluted earnings per share	$0.77	$0.64	$0.41	$0.31

NOTE 3.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the six months and three months ended June 30, 2007 and 2006 are as follows:

(In thousands)	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Unrealized holding losses on available for sale securities	$(2,519)	$(986)	$(2,295)	$(935)
Less: Reclassification adjustment for gains (losses) realized in net income	(136)	(9)	(165)	8
Net unrealized losses	(2,383)	(977)	(2,130)	(943)
Tax effect	810	332	724	320
Other comprehensive loss	$(1,573)	$(645)	$(1,406)	$(623)

NOTE 4.  STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, only 4,100 stock options were not fully vested and no stock options were granted during the six months ended June 30, 2007.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the six months ended June 30, 2007, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of June 30, 2007, the Company had 3,850 stock options not fully vested and there was approximately $2,000 of total unrecognized compensation cost related to these non-vested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

NOTE 5.  GAIN ON SALE OF INTEREST IN INSURANCE AGENCY

In May of 2007, the Company sold its 20% interest in Community Banker’s Insurance Agency LLC, for proceeds of $551,000.  The total gain recognized through this transaction totaled $220,000.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $3,073,000 of standby letters of credit as of June 30, 2007  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at June 30, 2007 was $3,073,000, and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $1,834,000.  The current amount of the liability as of June 30, 2007, for guarantees under standby letters of credit is not material.

NOTE 7.  NEW ACCOUNTING STANDARDS

EITF 06-11

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

EITF 06-10

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-5

On September 7, 2006, the EITF reached a conclusion on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities.  SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results.  The Corporation’s subsidiaries, Peoples National Bank and Peoples Advisors, LLC, provide financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and Northern Lackawanna Counties in Pennsylvania, and Broome County in New York.  The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency.  Advisors is a member of the National Association of Securities Dealers (NASD), which also acts as the primary regulator for Advisors. Peoples Financial Leasing, LLC is a subsidiary of the Bank and provides employee leasing services to the Bank. Peoples Investment Holdings, LLC is also a subsidiary of the Bank and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware. Likewise, Peoples Financial Capital Corporation is a subsidiary of the Company and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 20 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six months ended June 30, 2007 increased 18.41% to $2.412 million as compared to $2.037 million for the same period in 2006.  Diluted earnings per share increased 20.31% to $.77 per share for the first half of 2007 from $.64 per share in the same six-month period in 2006.  At June 30, 2007, the Company had total assets of $414.781 million, total net loans of $274.308 million, and total deposits of $325.562 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2007, cash, federal funds sold, and deposits with other banks totaled $6.687 million as compared to $12.380 million on December 31, 2006. The decrease from December 31, 2006 has been due to the maturity of a $2.500 million certificate of deposit in February of 2007 as well as the reduction in the federal funds sold balance from the year end amount of $2.227 million to the current position of no federal funds sold.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $109.071 million on June 30, 2007, decreasing by $1.231 million from the December 31, 2006 total of $110.302 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of June 30, 2007, included an unrealized loss of $2.982 million reflected as accumulated other comprehensive loss of $1.968 million in stockholders’ equity, net of deferred income taxes of $1.014 million.  This compares to an unrealized loss of $598 thousand, at December 31, 2006, reflected as accumulated other comprehensive loss of $395 thousand, net of deferred income taxes of $203 thousand. The current unrealized loss position of the securities portfolio is the product of an increase in long term treasury rates in the second quarter of 2007. As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Loans:

Net loans increased $4.925 million, or 1.83%, to $274.308 million as of June 30, 2007 from $269.383 million as of December 31, 2006.  Of the loan growth experienced in the first six months of 2007, the largest growth was in commercial loans. Commercial loans, which include traditional commercial loans as well as commercial real estate mortgages, increased $2.827 million, or 2.01%, to $143.758 million as of June 30, 2007 compared to $140.931 million at year-end December 31, 2006. Residential real estate mortgages increased $1.376 million, or 1.22%, to $114.259 million as of June 30, 2007 compared to $112.883 million as of December 31, 2006.

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

Other Assets:

Other assets increased $390 thousand, or 15.89%, to $2.845 million as of June 30, 2007 from $2.455 million as of December 31, 2006.  The most significant increase in other assets was the $811,000 increase in deferred taxes on unrealized losses on securities available for sale from December 31, 2006 to June 30, 2007.  Other increases in other assets were due, in part, to the pre-payment of Pennsylvania shares tax for 2007.  The balance in this account was $184 thousand as of June 30, 2007 compared to a $3 thousand balance as of December 31, 2006. Increases in the amount of $96 thousand in prepaid expenses also contributed to the increase in other assets. As of June 30, 2007, prepaid expenses totaled $474 thousand as compared to $378 thousand at year-end December 31, 2006.  Those increases were offset primarily from the sale of the Company’s interest in an insurance agency in May of 2007.  This interest had a carrying value of $397 thousand as of December 31, 2006.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the six-month period ended June 30, 2007, total deposits increased by $1.949 million, or .60%, to $325.562 million compared to $323.613 million as of December 31, 2006.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2007 were $14.665 million as compared to $12.574 million as of December 31, 2006, an increase of $2.091 million, or 16.63%. Long-term borrowings were $31.447 million as of June 30, 2007 compared to $36.525 million as of December 31, 2006, a decrease of $5.078 million, or 13.90%. The decrease in long-term borrowings included the maturity of $7.500 million in term borrowings which was offset by proceeds of new term borrowings in the amount of $3.275 million at the FHLB.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of June 30, 2007, regulatory capital to total average assets was 9.26% as compared to 8.92% on December 31, 2006.  The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the six months ended June 30, 2007, the Company purchased 3,500 shares for the treasury at a total cost of $94,500.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 13.11% and the total capital ratio to risk weighted asset ratio was 13.83% at June 30, 2007.  The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due.  The consolidated statements of cash flows presented in the accompanying consolidated financial statements included in Part I of this Form 10-Q provide analysis of the Corporation’s cash and cash equivalents.  Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on June 30, 2007 totaled $44.185 million, which consisted of $26.761 million in unfunded commitments of existing loans, $14.351 million to grant new loans and $3.073 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2007:

INTEREST RATE SENSITIVITYANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$75,186	$10,241	$14,388	$99,025	$77,483
Securities	5,068	6,904	7,866	30,173	59,060
Interest bearing deposits in other banks	98	0	0	0	0
Federal funds sold	0	0	0	0	0
Total rate sensitive assets	80,352	17,145	22,254	129,198	136,543
Cumulative rate sensitive assets	$80,352	$97,497	$119,751	$248,949	$385,492
RATE SENSITIVE LIABILITIES
Interest bearing checking	$244	$244	$487	$3,900	$20,554
Money market deposits	339	339	679	5,430	28,623
Regular savings	1,714	1,049	2,098	16,786	88,475
CDs and IRAs	38,829	20,361	11,605	27,503	2,917
Short-term borrowings	14,665	0	0	0	0
Long-term borrowings	0	0	424	3,952	27,071
Total rate sensitive liabilities	55,791	21,993	15,293	57,571	167,640
Cumulative rate sensitive liabilities	$55,791	$77,784	$93,077	$150,648	$318,288

Period gap	$24,561	$(4,848)	$6,961	$71,627	$(31,097)
Cumulative gap	$24,561	$19,713	$26,674	$98,301	$67,204
Cumulative RSA to RSL	144.02%	125.34%	128.66%	165.25%	121.11%
Cumulative gap to total assets	5.92%	4.75%	6.43%	23.70%	16.20%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2007, total interest income increased by $444 thousand, or 7.94%, to $6.036 million as compared to $5.592 million for the three months ended June 30, 2006.  This increase was due to the increase in average loans as well as an increase in yields on loans, on a fully tax equivalent basis, from 6.66% for the quarter ended June 30, 2006 to 7.17% for the same quarter in 2007.  Average loans increased $5.743 million, or 2.13%, to $274.995 million for the quarter ended June 30, 2007 as compared to $269.252 million for the same three-month period in 2006.  Overall average earning assets increased to $384.360 million for the three months ended June 30, 2007 as compared to $373.782 million for the three months ended June 30, 2006.  The resulting interest earned on loans was $4.805 million for the three-month period ended June 30, 2007 compared to $4.471 million for the same period in 2006, an increase of $334 thousand, or 7.47%. The overall yield on earning assets, on a fully tax equivalent basis, increased for the three months ended June 30, 2007 to 6.66% as compared to 6.00% for the three months ended June 30, 2006.

For the six months ended June 30, 2007, total interest income increased by $1.116 million, or 10.21%, to $12.042 million as compared to $10.926 million for the six months ended June 30, 2006.  This increase was also primarily due to the increase in average total loans.  Average total loans increased to $272.910 million for the six months ended June 30, 2007 as compared to $265.899 million for the six months ended June 30, 2006.  The resulting interest earned on loans was $9.482 million for the six-month period ended June 30, 2007 compared to $8.741 million for the same period in 2006, an increase of $741 thousand, or 8.48%. The overall yield on earning assets, on a tax equivalent basis, increased for the six months ended June 30, 2007 at 6.66% as compared to 6.30% for the six months ended June 30, 2006 as average earning assets increased to $383.185 million for the period ended June 30, 2007 as compared to $369.673 million for the same period in 2006.

Total interest expense increased by $213 thousand, or 8.21%, to $2.807 million for the three months ended June 30, 2007 from $2.594 million for the three months ended June 30, 2006.  This increase was attributable to the increase in the cost of funds, as well as the increase in average interest bearing liabilities. The cost of funds increased to 3.55% for the three months ended June 30, 2007 as compared to 3.39% for the second quarter of 2006.  Average interest bearing liabilities also increased to $316.848 million for the three months ended June 30, 2007 as compared to $306.678 million for the three months ended June 30, 2006.  This increase was due to the increase in average savings.  Average savings increased to $109.936 million for the three-month period ended June 30, 2007 as compared to $92.208 million for the same period in 2006.

Total interest expense increased by $687 thousand, or 13.80%, to $5.664 million for the six months ended June 30, 2007 from $4.977 million for the six months ended June 30, 2006.  As with the quarterly interest expense, this increase was primarily attributable to the increase in the cost of funds, which increased to 3.60% for the six-month period ended June 30, 2007 as compared to 3.30% for the same period in 2006 as well as the increase in average interest bearing liabilities.  Average interest bearing liabilities increased to $316.865 million for the six months ended June 30, 2007 as compared to $303.738 million for the six months ended June 30, 2006.  The year-to-date increase in average interest bearing liabilities was also due to the increase in average savings.  Average savings increased to $109.235 million for the six-month period ended June 30, 2007 when compared to $87.477 million for the six-month period ended June 30, 2006.

Net interest income increased by $231 thousand, or 7.71%, to $3.229 million for the three months ended June 30, 2007 from $2.998 million for the three months ended June 30, 2006.  The Bank’s net interest spread increased to 3.11% for the three months ended June 30, 2007 from 2.61% for the three months ended June 30, 2006 on a fully tax equivalent basis.  The net interest margin increased to 3.73% for the three-month period ended June 30, 2007 from 3.22% for the three-month period ended June 30, 2006 on a fully tax equivalent basis. Some of the margin compression experienced since the Federal Reserve Open Market Committee (FOMC) last increased the overnight borrowing rate in June of 2006 has eased when compared to 2006. The yield curve has shown signs in the second quarter of 2007 of returning to a more normal shape. That is, while short term treasury rates have remained somewhat static, the long end of the curve has come down in price and the resulting yields have drifted upward. While still relatively flat by historical standards, loans and deposits have begun to reprice at slightly higher rates and some restructuring within the securities portfolio has allowed the Company to take advantage of the higher yields. Deposit liability rates are affected by the short end of the yield curve while loan and securities rates tend to follow the long end of the yield curve, the result of which has been the increase in net interest margin.

Net interest income increased by $429 thousand, or 7.21%, to $6.378 million for the six months ended June 30, 2007 from $5.949 million for the six months ended June 30, 2006.  The Bank’s net interest spread increased to 3.06% for the six months ended June 30, 2007 from 2.99% for the six months ended June 30, 2006 on a fully tax equivalent basis.  The net interest margin increased to 3.68% for the six-month period ended June 30, 2007 from 3.58% for the six-month period ended June 30, 2006 on a fully tax equivalent basis. The increase in net interest spread and net interest income for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006 is also due to the repositioning of the yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the six-month and three-month periods ended June 30, 2007, and June 30, 2006:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Six months ended
	June 2007			June 2006
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$114,298	$3,746	6.61%	$109,987	$3,497	6.41%
Installment	16,896	702	8.38%	17,400	683	7.92%
Commercial	121,137	4,566	7.60%	117,599	4,106	7.04%
Tax exempt (1)	20,128	667	6.68%	20,440	647	6.38%
Other loans	451	28	12.52%	473	28	11.94%
Total loans	272,910	9,709	7.17%	265,899	8,961	6.80%
Investment securities (AFS)
Taxable	67,322	1,712	5.13%	61,455	1,368	4.49%
Non-taxable (1)	40,883	1,195	5.90%	40,796	1,177	5.82%
Total securities	108,205	2,907	5.42%	102,251	2,545	5.02%
Time deposits with other banks	635	18	5.72%	0	0	0.00%
Fed funds sold	1,435	41	5.76%	1,523	40	5.30%
Total earning assets	383,185	12,675	6.66%	369,673	11,546	6.30%
Less: allowance for loan losses	(1,887)			(2,413)
Cash and due from banks	6,502			6,593
Premises and equipment, net	5,786			5,717
Other assets	17,530			12,850
Total assets	$411,116			$392,420
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$25,091	142	1.14%	$24,557	101	0.83%
Regular savings	109,235	1,873	3.46%	87,477	1,285	2.96%
Money market savings	35,051	565	3.25%	37,522	680	3.65%
Time	100,739	2,109	4.22%	105,835	1,922	3.66%
Total interest bearing deposits	270,116	4,689	3.50%	255,391	3,988	3.15%
Other borrowings	46,749	975	4.21%	48,347	989	4.13%
Total interest bearing	316,865	5,664	3.60%	303,738	4,977	3.30%
Liabilities
Net interest income		$7,011	3.06%		$6,569	2.99%
Non-interest bearing
Demand deposits	50,685			47,485
Accrued expenses and
Other liabilities	2,455			1,894
Stockholders’ equity	41,111			39,303
Total liabilities and
Stockholders’ equity	$411,116			$392,420
Interest income/earning assets			6.66%			6.30%
Interest expense/earning assets			2.98%			2.71%
Net interest margin			3.68%			3.58%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/181 annualization method.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	June 2007			June 2006
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$114,605	$1,873	6.56%	$110,367	$1,760	6.40%
Installment	17,102	355	8.33%	17,423	347	7.99%
Commercial	122,847	2,343	7.65%	120,610	2,134	7.10%
Tax exempt (1)	19,998	333	6.69%	20,383	326	4.23%
Other loans	443	14	12.68%	469	15	12.83%
Total loans	274,995	4,918	7.17%	269,252	4,582	6.66%
Investment securities (AFS)
Taxable	61,394	757	4.95%	60,260	693	4.61%
Non-taxable (1)	46,652	688	5.91%	41,919	602	3.80%
Total securities	108,046	1,445	5.36%	102,179	1,295	4.28%
Time deposits with other banks	0	0	0.00%	0	0	0.00%
Fed funds sold	1,319	20	6.08%	2,351	31	5.29%
Total earning assets	384,360	6,383	6.66%	373,782	5,908	6.00%
Less: allowance for loan losses	(1,948)			(2,438)
Cash and due from banks	6,642			6,855
Premises and equipment, net	5,790			5,768
Other assets	17,509			12,872
Total assets	$412,353			$396,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$25,327	74	1.17%	$24,865	51	0.82%
Regular savings	109,936	913	3.33%	92,208	727	3.16%
Money market savings	34,527	274	3.18%	37,679	356	3.79%
Time	101,659	1,076	4.25%	104,714	971	3.72%
Total interest bearing deposits	271,449	2,337	3.45%	259,466	2,105	3.25%
Other borrowings	45,399	470	4.15%	47,212	489	4.15%
Total interest bearing	316,848	2,807	3.55%	306,678	2,594	3.39%
Liabilities
Net interest income		$3,576	3.11%		$3,314	2.61%
Non-interest bearing
Demand deposits	51,807			48,722
Accrued expenses and
Other liabilities	2,496			1,980
Stockholders’ equity	41,202			39,459
Total liabilities and
Stockholders’ equity	$412,353			$396,839
Interest income/earning assets			6.66%			6.00%
Interest expense/earning assets			2.93%			2.78%
Net interest margin			3.73%			3.22%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/91 annualization method.

Provision for Loan Losses:

The provision for loan losses for the three months ended June 30, 2007 was $120 thousand, an increase of $60 thousand over the same period in 2006.

The provision for loan losses for the six months ended June 30, 2007 was $240 thousand, an increase of $120 thousand over the same period in 2006. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for both the quarter ended and six-month period ended June 30, 2007. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three-month period ended June 30, 2007, charge-offs totaled $17 thousand while net charge-offs totaled $9 thousand as compared to $37 thousand and $30 thousand, respectively, for the same three-month period in 2006.

In the six-month period ended June 30, 2007, charge-offs totaled $36 thousand while net charge-offs totaled $17 thousand as compared to $58 thousand and $43 thousand, respectively, for the same six-month period in 2006.

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

Non-performing loans:

(Dollars in Thousands)	June 30, 2007	December 31, 2006
Non-accrual and restructured	$544	$445
Loans past due 90 or more days, accruing interest	239	275
Total nonperforming loans	783	720
Foreclosed assets	5,137	5,062
Total nonperforming assets	$5,920	$5,782
Nonperforming loans to total loans at period-end	0.28%	0.27%
Nonperforming assets to period-end loans and foreclosed assets	2.10%	2.15%

Other Income:

Service charges and fees increased 16.36%, or $71 thousand, to $505 thousand in the three months ended June 30, 2007, from $434 thousand in the three months ended June 30, 2006.

Service charges and fees increased 6.24%, or $56 thousand, to $953 thousand in the six months ended June 30, 2007, from $897 thousand in the six months ended June 30, 2006.  The increase in service charges and fees is due, in part, to net overdraft fees which were $649 thousand for the six-month period ended June 30, 2007 compared to $598 thousand for the comparable period in 2006, an increase of $51 thousand, or 8.53%.  Increases in overdraft fees were budgeted to be $630 thousand for the six months ended June 30, 2007, a positive variance of $19 thousand, or 3.02%.

Investment division income was $106 thousand for the three-month period ended June 30, 2007, an increase of $48 thousand, or 82.76%, from the same period in 2006.  Previous discussions within the Company’s quarterly filings discussed that the investment division had pursued a different business model in 2006 in comparison to prior periods.  The change was implemented in the fee structure which went from a one-time, up-front commission to a smaller commission received on a recurring basis over the life of an account.  This meant that the Company had to forego short-term profits in lieu of a long-term fee structure. This model has taken full effect in 2007 as has been reflected in commissions realized through the first two quarters of 2007.

Investment division income was $185 thousand for the six-month period ended June 30, 2007, an increase of $85 thousand, or 85.00%, from the same period in 2006.  Again, the change in the business model implemented in 2006 has been the main contributing factor.

Earnings on investment in life insurance was $76 thousand for the three-month period ended June 30, 2007, compared to $68 thousand for the three-month period ended June 30, 2006, an increase of $8 thousand, or 11.76%. The rates earned on life insurance products are variable and have benefited from increases in longer term rates.

Earnings on investment in life insurance were $151 thousand for the six- month period ended June 30, 2007, compared to $133 thousand for the six-month period ended June 30, 2006. Increases in earnings for the year-to-date period ended June 30, 2007 are also the product of increases in long term market rates.

Other income was $106 thousand for the three months ended June 30, 2007, an increase of $21 thousand from $85 thousand for the comparable period in 2006. This change is not considered material.

Other income was $276 thousand for the six months ended June 30, 2007, an increase of $89 thousand, or 47.59%, from $187 thousand for the comparable period in 2006. Contributing to the increase for the period ended June 30, 2007 is commission income realized from Community Bankers Insurance Agency (CBIA). This item accounted for $65 thousand for the six-month period ended June 30, 2007 as compared to $13 thousand for the same period in 2006, an increase of $52 thousand.

Gain on sale of interest in insurance agency was $220,000 for the three months ended June 30, 2007 compared to $0 for the comparable period in 2006.  Gain on sale of interest in insurance agency was $220,000 for the six months ended June 30, 2007 compared to $0 for the comparable period in 2006.  The Company realized this gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007.  The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

Losses on security sales were $165 thousand for the three months ended June 30, 2007 compared to gains of $8 thousand for the comparable period in 2006, a decrease of $173 thousand.  The decrease is due to a restructuring which occurred in the securities portfolio in the second quarter of 2007. As previously discussed within the results of operations, increases to the long end of the treasury curve has allowed the Company to take advantage of higher rates within the securities market. The decision was made by management in the second quarter of 2007 to sell lower yielding securities at a loss to take advantage of higher rates going forward. The lower yielding securities were replaced with higher yielding variable rate mortgage backed securities that will benefit the Company in future periods.

Losses on security sales were $136 thousand for the six months ended June 30, 2007 compared to losses of $9 thousand for the comparable period in 2006, a decrease of $127 thousand.  The decrease is again due to the restructuring within the securities portfolio which occurred in the second quarter of 2007.

Other Operating Expenses:

Total other expenses increased 1.94%, or $47 thousand, to $2.471 million during the three months ended June 30, 2007 compared to $2.424 million for the comparable period in 2006.

Total other expenses increased 4.56%, or $214 thousand, to $4.911 million during the six months ended June 30, 2007 compared to $4.697 million for the comparable period in 2006.

Notable components of other expenses are as follows:

Salaries and benefits increased .34%, or $4 thousand, to $1.177 million for the three months ended June 30, 2007 compared to $1.173 million for the same period in 2006. Normal pay increases in 2007 have been offset by the decrease in benefit expenses associated with a supplemental executive retirement plan which is no longer funded after December 31, 2006 due to the retirement of the Chief Executive Officer.

Salaries and benefits increased 1.81%, or $42 thousand, to $2.358 million for the six months ended June 30, 2007 compared to $2.316 million for the same period in 2006, also as a result of normal pay increases which have been offset by the reduction in executive benefits in 2007. The full-time equivalent number of employees was 114 as of June 30, 2007 compared to 117 as of June 30, 2006.

Occupancy expenses increased $4 thousand, or 2.29%, for the three-month period ended June 30, 2007, to $179 thousand, compared to $175 thousand for the same period in 2006.  The increase is not considered to be material.

Occupancy expense increased $16 thousand, or 4.43%, for the six-month period ended June 30, 2007, to $377 thousand, compared to $361 thousand for the six-month period ended June 30, 2006.  As energy costs associated with heating and air conditioning systems have continued to rise, so have the expectations for occupancy expenses. In light of the continued increases to such costs, the increase to this category is deemed to be insignificant.

Equipment expense increased $16 thousand, or 13.56%, for the three-month period ended June 30, 2007, to $134 thousand, compared to $118 thousand for the same period in 2006.  These costs increased due to increased depreciation expense associated with new equipment purchased late in 2006 to replace equipment which was damaged or destroyed in the flooding which occurred in June of 2006.

Equipment expense increased $40 thousand, or 17.94%, for the six-month period ended June 30, 2007, to $263 thousand, compared to $223 thousand for the six month period ended June 30, 2006.  Again, these costs increased due to increased depreciation expense associated with new equipment purchased late in 2006 to replace equipment which was damaged or destroyed in the flooding which occurred in June of 2006.

Professional fees and outside services decreased $4 thousand, or 4.60%, in the three months ended June 30, 2007 to $83 thousand, compared to $87 thousand for the three-month period ended June 30, 2006. The decrease is not considered to be material.

Professional fees and outside services increased $9 thousand, or 5.29%, in the six months ended June 30, 2007 to $179 thousand, compared to $170 thousand for the same six-month period ended June 30, 2006. Overall, the variance in professional fees is not deemed to be significant.

Computer services and supplies increased $6 thousand, or 3.51%, for the three months ended June 30, 2007, to $177 thousand, compared to $171 thousand for the comparable period in 2006.  This slight increase is deemed to be in line with budget expectations.

Computer services and supplies decreased $13 thousand, or 3.30%, for the six months ended June 30, 2007, to $381 thousand, compared to $394 thousand for the comparable period in 2006. The decrease in computer services and supplies is primarily due to decreases in ATM expenses.  As of February of 2006, the Company no longer utilizes the services of Midwest Payment Systems in the processing of ATM and debit card transactions.  The Company now internally processes those transactions at a reduced cost. The year to date decrease in ATM expenses were $14 thousand.

All other operating expenses increased $21 thousand, or 3.00%, to $721 thousand in the three months ended June 30, 2007, compared to $700 thousand for the same three-month period in 2006.  The increase in all other operating expense categories, which include non-income/non-payroll associated taxes, and other standard operating expenses, is due to various items in the second quarter of 2007. Those instances include losses incurred through the charge-off of a customer deposit account in the amount of $40 thousand in the second quarter of 2007.

All other operating expenses increased $120 thousand, or 9.73%, to $1.353 million for the six-month period ended June 30, 2007, compared to $1.233 million for the same six-month period in 2006.  As with the quarterly results, the increase in all other operating expense categories, which include non-income/non-payroll associated taxes, and other standard operating expenses, is due to the additional 2007 expenses discussed with the quarterly results as well as an additional $23 thousand in costs associated with bad loans.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category.  Assessment rates for Risk Category I institutions, which includes the Bank, range from 5 to 7 basis points.  The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date.  Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007.  It anticipates that the credit will be depleted in the second quarter of 2008.  Accordingly, the Bank will begin to recognize the FDIC assessment cost at that time.

Income Tax Provision:

The Corporation recorded an income tax provision of $197 thousand, or 13.26% of income, and $175 thousand, or 15.00% of income, for the quarters ended June 30, 2007 and 2006, respectively.

The Corporation recorded an income tax provision of $464 thousand, or 16.13% of income, and $403 thousand, or 16.52% of income, for the six months ended June 30, 2007 and 2006, respectively.  Decreases in the effective tax rate for the quarter ended, and year-to-date period ended June 30, 2007 is due to increased tax-exempt loan interest income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now held at an overnight borrowing rate of 5.25% since the last increase in June of 2006. As such, the Company continues to operate with a compressed net interest margin. As of June 30, 2007, the Bank is currently showing slight sensitivity to an upward rate shift scenario with more significant sensitivity to a downward shift in rates.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of .11%, or $15 thousand, in a +200 basis point rate shock scenario over a one-year period.  A decrease of 2.41% or $341 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy.  The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2006, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2007 – April 30, 2007	0	$0	0	85,751
May 1, 2007 – May 31, 2007	0	$0	0	85,751
June 1, 2007 – June 30, 2007	0	$0	0	85,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation's common stock outstanding.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 28, 2007, Meeting Chairman, John W. Ord, reported that the Judge of Election and Proxies had completed the voting tabulations.  On the basis of their report, he declared that Thomas F. Chamberlain and William E. Aubrey II were elected for a three-year term.

I.  Election of Class III Directors

NAME	FOR	WITHHOLD AUTHORITY
Thomas F. Chamberlain	2,081,909	118,046
William E. Aubrey II	2,182,426	17,529

Class I Directors whose terms will expire in 2008
George H. Stover, Jr.
Richard S. Lochen, Jr.

Class II Directors whose terms will expire in 2009
John W. Ord
Russell D. Shurtleff

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.******;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.******;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics*****;
(21)	Subsidiaries of Peoples Financial Services Corp., filed herewith;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.5, 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.8, 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibit 14 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	******	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/  Richard S. Lochen, Jr.
Richard S. Lochen, Jr., President

By/s/Frederick J. Malloy
Frederick J. Malloy, AVP/Controller