Form 10-Q
period 2007-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2007-11-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007 or
(  ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

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

Large accelerated filer _____                                                                           Accelerated filer X                                                      Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Number of shares outstanding as of October 31, 2007

COMMON STOCK ($2 Par Value)	3,138,019
--------------------------	-------------------
(Title of Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2007

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of September 30, 2007
	and December 31, 2006

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Nine Months
	Ended September 30, 2007 and 2006

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Nine Months
	Ended September 30, 2007 and 2006

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Nine Months
	Ended September 30, 2007 and 2006

	Notes to Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of	11-26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	29

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2007 and December 31, 2006
(In thousands, except share and per share data)
ASSETS:	Sept 2007	Dec 2006
Cash and due from banks	$7,849	$7,527
Interest bearing deposits in other banks	97	2,626
Federal funds sold	0	2,227
Cash and cash equivalents	7,946	12,380
Securities available for sale	112,080	110,302
Loans	282,725	271,175
Allowance for loan losses	(2,049)	(1,792)
Loans, net	280,676	269,383
Bank premises and equipment, net	5,997	6,183
Accrued interest receivable	2,215	1,855
Intangible assets	1,141	1,331
Other real estate owned	4,692	5,062
Bank owned life insurance	7,545	7,317
Other assets	2,467	2,455
Total assets	$424,759	$416,268
LIABILITIES:
Deposits:
Non-interest bearing	$53,000	$50,940
Interest bearing	268,343	272,673
Total deposits	321,343	323,613
Accrued interest payable	708	703
Short-term borrowings	23,146	12,574
Long-term borrowings	35,993	36,525
Other liabilities	1,606	1,613
Total liabilities	382,796	375,028
STOCKHOLDERS' EQUITY:
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,138,019 shares and 3,133,874 shares at September 30, 2007 and December 31, 2006, respectively	6,683	6,683
Surplus	3,081	3,046
Retained earnings	37,846	36,336
Accumulated other comprehensive loss	(1,244)	(395)
Treasury stock at cost; 203,232 and 207,377 shares at September 30, 2007 and December 31, 2006, respectively	(4,403)	(4,430)
Total stockholders' equity	41,963	41,240
Total liabilities and stockholders’ equity	$424,759	$416,268

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Nine Months Ended		Three Months Ended
	Sept 30 2007	Sept 30 2006	Sept 30 2007	Sept 30 2006
INTEREST INCOME:
Loans receivable, including fees	$14,419	$13,336	$4,937	$4,595
Securities:
Taxable	2,471	2,124	759	756
Tax exempt	1,284	1,152	495	375
Other	61	109	2	69
Total interest income	18,235	16,721	6,193	5,795
INTEREST EXPENSE:
Deposits	6,973	6,303	2,284	2,315
Short-term borrowings	456	373	152	126
Long-term borrowings	1,040	1,123	369	381
Total interest expense	8,469	7,799	2,805	2,822
Net interest income	9,766	8,922	3,388	2,973
PROVISION FOR LOAN LOSSES	280	180	40	60
Net interest income after provision for loan losses	9,486	8,742	3,348	2,913
OTHER INCOME:
Customer service fees	1,447	1,337	494	440
Investment division commission income	278	153	93	53
Earnings on investment in life insurance	228	206	77	73
Other income	395	296	119	109
Realized gain on sale of interest in insurance agency	220	0	0	0
Net realized (losses) gains on sales of securities available for sale	(92)	6	44	15
Total other income	2,476	1,998	827	690
OTHER EXPENSES:
Salaries and employee benefits	3,569	3,440	1,211	1,124
Occupancy	550	508	173	147
Equipment	383	333	120	110
FDIC insurance and assessments	113	90	38	30
Professional fees and outside services	269	253	90	83
Computer services and supplies	574	583	193	189
Taxes, other than payroll and income	278	277	93	96
Impairment charge – other real estate owned	575	0	575	0
Other	1,695	1,652	602	660
Total other expenses	8,006	7,136	3,095	2,439
Income before income taxes	3,956	3,604	1,080	1,164
INCOME TAXES	660	582	196	179
Net income	$3,296	$3,022	$884	$985
Net income per share, basic	$1.05	$0.96	$0.28	$0.31
Net income per share, diluted	$1.05	$0.96	$0.28	$0.31

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income
Net income	0	0	3,296	0	0	3,296
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(849)	0	(849)
Total comprehensive income						2,447
Stock option expense	0	2	0	0	0	2
Cash dividends, ($0.57 per share)	0	0	(1,786)	0	0	(1,786)
Treasury stock purchase (3,500 shares)	0	0	0	0	(94)	(94)
Treasury stock issued for stock option plan (7,645 shares)	0	33	0	0	121	154
Balance, September 30, 2007	$6,683	$3,081	$37,846	$(1,244)	$(4,403)	$41,963

Balance, December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive income
Net income	0	0	3,022	0	0	3,022
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	427	0	427
Total comprehensive income						3,449
Stock option expense	0	2	0	0	0	2
Cash dividends, ($0.57 per share)	0	0	(1,796)	0	0	(1,796)
Treasury stock purchase (26,579 shares)	0	0	0	0	(783)	(783)
Treasury stock issued for stock option plan (4,783 shares)	0	48	0	0	53	101
Balance, September 30, 2006	$6,683	$3,045	$35,825	$(534)	$(4,430)	$40,589

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities
Net income	$3,296	$3,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	664	609
Provision for loan losses	280	180
(Gain) loss on sale of other real estate owned	4	(29)
Impairment charge-other real estate owned	575	0
Amortization of securities' premiums and accretion of discounts, net	314	323
Amortization of deferred loan costs	223	243
Gain on sale of interest in insurance agency	(220)	0
(Gain) loss on sales of securities available for sale, net	92	(6)
Losses on sales or retirements of equipment	0	69
Stock option expense	2	2
Proceeds from the sale of loans originated for sale	4,474	2,036
Net (gain) loss on sale of loans originated for sale	1	(17)
Loans originated for sale	(4,806)	(2,019)
Net earnings on investment in life insurance	(228)	(206)
Increase in accrued interest receivable	(360)	(82)
(Increase) decrease in other assets	95	(744)
Increase (decrease) in accrued interest payable	5	(24)
Increase (decrease) in other liabilities	(7)	154
Net cash provided by operating activities	4,404	3,511
Cash Flows from Investing Activities
Proceeds from sale of interest in insurance agency	551	0
Proceeds from sale of available for sale securities	42,298	36,967
Proceeds from maturities of and principal payments received on available for sale securities	14,350	6,545
Purchase of available for sale securities	(60,118)	(45,585)
Net increase in loans	(11,742)	(13,624)
Purchase of premises and equipment	(288)	(816)
Proceeds from sale of other real estate	67	54
Net cash used in investing activities	(14,882)	(16,459)
Cash Flows from Financing Activities
Cash dividends paid	(1,786)	(1,796)
Increase (decrease) in deposits	(2,270)	21,746
Proceeds from long-term borrowings	8,275	3,100
Repayment of long-term borrowings	(8,807)	(967)
Increase (decrease) in short-term borrowings	10,572	(4,576)
Purchase of treasury stock	(94)	(783)
Proceeds from sale of treasury stock	154	101
Net cash provided by financing activities	6,044	16,825
Net (decrease) increase in cash and cash equivalents	(4,434)	3,877
Cash and cash equivalents, beginning of year	12,380	6,696
Cash and cash equivalents, end of period	$7,946	$10,573
Supplemental disclosures of cash paid
Interest paid	$8,464	$7,823
Income taxes paid	$510	$400
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$276	$4,263
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income applicable to common stock	$3,296,000	$3,022,000	$884,000	$985,000

Weighted average common shares outstanding	3,135,122	3,147,527	3,136,565	3,139,763
Effect of dilutive securities, stock options	10,307	12,620	10,106	11,257
Weighted average common shares outstanding used to calculate diluted earnings per share	3,145,429	3,160,147	3,146,671	3,151,020
Basic earnings per share	$1.05	$0.96	$0.28	$0.31
Diluted earnings per share	$1.05	$0.96	$0.28	$0.31

 NOTE 3.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the nine months and three months ended September 30, 2007 and 2006 are as follows:

(In thousands)	Nine Months Ended		Three Months Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006
Unrealized holding gains (losses) on available for sale securities	$(1,379)	$653	$1,140	$1,639
Less: Reclassification adjustment for gains (losses) realized in net income	(92)	6	44	15
Net unrealized gains (losses)	(1,287)	647	1,096	1,624
Tax effect	438	(220)	(372)	(552)
Other comprehensive income (loss)	$(849)	$427	$724	$1,072

NOTE 4.  STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2006, only 4,100 stock options were not fully vested and no stock options were granted during the nine months ended September 30, 2007.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the nine months ended September 30, 2007, are not materially different than if it had continued to be accounted for as share-based compensation under Opinion 25. As of September 30, 2007, the Company had 3,850 stock options not fully vested and there was less than $2,000 of total unrecognized compensation cost related to these non-vested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.

NOTE 5.  GAIN ON SALE OF INTEREST IN INSURANCE AGENCY

In May of 2007, the Company sold its 20% interest in Community Banker’s Insurance Agency LLC, for proceeds of $551,000.  The total gain recognized through this transaction totaled $220,000.

NOTE 6.  IMPAIRMENT CHARGE ON OTHER REAL ESTATE OWNED

In September 2007, the Company incurred an impairment charge to other real estate owned in the amount of $575,000.  The charge became necessary in relation to reasonable estimates obtained on the value of a commercial real estate property that the Bank took a deed in lieu of foreclosure on in August of 2006.

NOTE 7.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $4,629,000 of standby letters of credit as of September 30, 2007.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at September 30, 2007 was $4,629,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,368,000.  The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit is not material.

NOTE 8.  NEW ACCOUNTING STANDARDS

EITF 06-11

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

FSP FIN 48-1

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 22 of this report for the provision and allowance for loan losses and page 24 for the impairment charge to other real estate owned.

OVERVIEW

Net income for the nine months ended September 30, 2007 increased 9.07% to $3.296 million as compared to $3.022 million for the same period in 2006.  Diluted earnings per share increased 9.38% to $1.05 per share for the nine months ended September 30, 2007 from $0.96 per share in the same nine-month period in 2006.  At September 30, 2007, the Company had total assets of $424.759 million, total net loans of $280.676 million, and total deposits of $321.343 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2007, cash, federal funds sold and deposits with other banks totaled $7.946 million as compared to $12.380 million on December 31, 2006.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $112.080 million on September 30, 2007, increasing by $1.778 million from the December 31, 2006 total of $110.302 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities as of September 30, 2007 included an unrealized loss of $1.885 million reflected as accumulated other comprehensive loss of $1.244 million in stockholders’ equity, net of deferred income taxes of $641 thousand.  This compares to an unrealized loss of $598 thousand at December 31, 2006 reflected as accumulated other comprehensive loss of $395 thousand, net of deferred income taxes of $203 thousand.

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

Loans:

Net loans increased $11.293 million, or 4.19%, to $280.676 million as of September 30, 2007 from $269.383 million as of December 31, 2006.  Of the loan growth experienced in the first nine months of 2007, the largest growth was in commercial loans. Commercial loans, including traditional commercial loans as well as commercial real estate mortgages, increased $6.818 million, or 4.84%, to $147.749 million as of September 30, 2007 compared to $140.931 million as of December 31, 2006. Residential real estate mortgage loans increased $3.862 million, or 3.42%, to $116.748 million as of September 30, 2007, compared to $112.886 million as of December 31, 2006.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management continues its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Other Real Estate Owned:

Other real estate owned decreased $370 thousand, or 7.31%, to $4.692 million as of September 30, 2007 from $5.062 million as of December 31, 2007.  During the year, $276 thousand of loans were transferred to other real estate owned through foreclosure.  This was offset by sale of other real estate owned of $71 thousand and an impairment charge to other real estate owned in the amount of $575 thousand.  The charge became necessary in relation to reasonable estimates obtained on the value of commercial real estate property that the Bank took a deed in lieu of foreclosure on in August of 2006.

Other Assets:

Other assets increased $12 thousand, or 0.49%, to $2.467 million as of September 30, 2007 from $2.455 million as of December 31, 2006.  The most significant increase in other assets was the $438,000 increase in deferred taxes on unrealized losses on securities available for sale from December 31, 2006 to September 30, 2007.  This increase was offset by decreases to other components of other assets; the most significant of which was the sale of the 20% interest in Community Banker’s Insurance Agency LLC which decreased other assets by $332 thousand. Miscellaneous sundry accounts with balances that vary on a regular basis account for the other fluctuations within other assets.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts (MMDA), savings accounts, certificates of deposit, and IRA’s.  During the nine-month period ended September 30, 2007, total deposits decreased by $2.270 million, or 0.70%, to $321.343 million as compared to $323.613 million as of December 31, 2006. Of the decreases to deposit balances, the most significant were to savings accounts, which include traditional statement savings as well as the certificate savings account. Savings balances decreased $5.087 million, or 4.71%, to $102.857 million as of September 30, 2007 compared to $107.944 million as of December 31, 2006. The decrease to savings balances was offset by increases in certificates of deposit which increased $5.319 million, or 6.88%, to $82.640 million as of September 30, 2007, compared to $77.321 million as of December 31, 2006. Regular checking accounts increased $3.090 million, or 6.06%, to $54.088 million as of September 30, 2007 compared to $50.998 million as of December 31, 2006. In contrast, NOW account balances decreased $1.702 million, or 5.89%, to $27.185 million as of September 30, 2007 compared to $28.887 million as of December 31, 2006. Lastly, MMDA balances decreased $2.681 million, or 7.12%, to $34.992 million as of September 30, 2007 compared to $37.673 million as of December 31, 2006. As the short end of the yield curve has fallen in the third quarter of 2007, some customers have moved funds from traditional savings accounts paying rates tied to short term treasury rates and invested those funds in certificate of deposit specials which are currently paying more attractive rates.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2007 were $23.146 million as compared to $12.574 million as of December 31, 2006, an increase of $10.572 million, or 84.08%. The increase in short-term borrowings is due in part to the maturity of $7.500 million in term borrowings at the FHLB. The decision was made not to refinance the term borrowing and as deposit balances have declined by $2.270 million during 2007, short term borrowing capacity has absorbed the funding need.

Long-term borrowings were $35.993 million as of September 30, 2007 compared to $36.525 million as of December 31, 2006 a decrease of $532 thousand, or 1.46%.  As compared to the balance of long-term borrowings as of the previous reporting period ended June 30, 2007 of $31.447 million, the Bank utilized an additional $5 million in FHLB term borrowings ranging in rate from 4.86% to 4.88% in August to purchase securities with like terms at yields exceeding 6.00%. This strategy allowed the Bank to lock in an attractive spread over the term of the borrowings.

Capital:

The adequacy of the Corporation’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of September 30, 2007, regulatory capital to total average assets was 9.18% as compared to 8.92% on December 31, 2006.  The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the nine months ended September 30, 2007, the Company purchased 3,500 shares for the treasury at a total cost of $94,500.

The Corporation has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 12.80% and the total capital ratio to risk weighted asset ratio was 13.50% at September 30, 2007.  The Corporation is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due.  The consolidated statements of cash flows presented in the accompanying consolidated financial statements included in Part I of this Form 10-Q provide analysis of the Corporation’s cash and cash equivalents.  Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Corporation’s liquid assets, as well as an available line of credit at the Federal Home Loan Bank (FHLB) in the amount of $128 million that would be used to offset any short term funding needs.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on September 30, 2007 totaled $47.678 million, which consisted of $32.088 million in unfunded commitments of existing loans, $10.961 million to grant new loans and $4.629 million in standby letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2007:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$88,821	$8,233	$22,905	$90,350	$72,416
Securities	5,389	7,426	7,028	33,933	58,304
Interest bearing deposits in other banks	97	0	0	0	0
Total rate sensitive assets	94,307	15,659	29,933	124,283	130,720
Cumulative rate sensitive assets	$94,307	$109,966	$139,899	$264,182	$394,902
RATE SENSITIVE LIABILITIES
Interest bearing checking	$241	$241	$562	$3,857	$20,249
Money market deposits	337	337	786	5,387	28,279
Regular savings	1,732	1,003	2,341	16,052	84,273
CDs and IRAs	31,518	20,144	20,055	26,838	4,111
Short-term borrowings	23,146	0	0	0	0
Long-term borrowings	0	266	2,500	11,313	21,914
Total rate sensitive liabilities	56,974	21,991	26,244	63,447	158,826
Cumulative rate sensitive liabilities	$56,974	$78,965	$105,209	$168,656	$327,482

Period gap	$37,333	$(6,332)	$3,689	$60,836	$(28,106)
Cumulative gap	$37,333	$31,001	$34,690	$95,526	$67,420
Cumulative RSA to RSL	165.53%	139.26%	132.97%	156.64%	120.59%
Cumulative gap to total assets	8.79%	7.30%	8.17%	22.49%	15.87%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended September 30, 2007, total interest income increased by $398 thousand, or 6.87%, to $6.193 million as compared to $5.795 million for the three months ended September 30, 2006.  This increase was due to the increase in average loans and average securities held for the quarter ended September 30, 2007 compared to the same quarter in 2006.  Average loans increased $10.390 million, or 3.86%, to $279.642 million for the quarter ended September 30, 2007 as compared to $269.252 million for the same three-month period in 2006. Average securities increased $8.650 million, or 8.47%, to $110.829 million for the quarter ended September 30, 2007 as compared to $102.179 million for the same three-month period in 2006. Overall average earning assets increased to $390.516 million for the three months ended September 30, 2007 as compared to $373.782 million for the three months ended September 30, 2006.  The resulting interest earned on loans, on a fully tax equivalent basis, was $5.063 million,  for the three-month period ended September 30, 2007 compared to $4.703 million for the same period in 2006, an increase of $361 thousand, or 7.68%. The interest earned on securities, on  a fully tax equivalent basis, was $1.509 million, for the three-month period ended September 30, 2007 compared to $1.324 million for the same period in 2006, an increase of $185 thousand, or 13.97%. The overall yield on earning assets increased for the three months ended September 30, 2007 to 6.68% as compared to 6.45% for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, total interest income increased by $1.514 million, or 9.05%, to $18.235 million as compared to $16.721 million for the nine months ended September 30, 2006.  This increase too was primarily due to increases in average total loans and securities.  Average total loans increased to $275.179 million for the nine months ended September 30, 2007 as compared to $266.728 million for the nine months ended September 30, 2006.  The resulting interest earned on loans, on a fully tax equivalent basis, was $14.772 million, for the nine-month period ended September 30, 2007 compared to $13.664 million for the same period in 2006, an increase of $1.108 million, or 8.11%. Average securities increased to $109.067 million for the nine months ended September 30, 2007 as compared to $102.963 million for the nine months ended September 30, 2006.  The resulting interest earned on securities, on  a fully tax equivalent basis, was $4.416 million, for the nine-month period ended September 30, 2007 compared to $3.869 million for the same period in 2006, an increase of $547 thousand, or 14.14%. The overall yield on earning assets increased for the nine months ended September 30, 2007 to 6.67% as compared to 6.33% for the nine months ended September 30, 2006 as average earning assets increased to $385.633 million for the period ended September 30, 2007 from $372.380 million for the same period in 2006.

Total interest expense decreased by $17 thousand, or 0.60%, to $2.805 million for the three months ended September 30, 2007 from $2.822 million for the three months ended September 30, 2006.  This decrease was attributable to the decrease in the cost of funds which decreased to 3.46% for the three months ended September 30, 2007 as compared to 3.65% for the third quarter of 2006.  Average interest bearing liabilities increased to $321.329 million for the three months ended September 30, 2007 as compared to $306.678 million for the three months ended September 30, 2006.  This increase was primarily due to the increase in average regular savings.  Average regular savings increased to $107.994 million for the three-month period ended September 30, 2007 as compared to $92.208 million for the same period in 2006 while at the same time the effective cost of regular savings decreased to 3.09% for the three months ended September 30, 2007 compared to 3.78% for the three months ended September 30, 2006. The largest contributor to average regular savings balances is the certificate savings with an average balance of $79.293 million for the three-month period ended September 30, 2007. This compares to an average balance of $64.288 million for the three-month period ended September 30, 2006. While the average balance has increased in this comparison, the rate paid on this product has decreased throughout 2007 as the three month T-bill has decreased. The rate paid on the certificate savings is directly tied to the three month T-bill. Currently, the certificate savings is paying a rate that has fluctuated in the 3.50% range as compared to 2006 when the rate paid on this account was at or near the 5.00% range for most of the year.

Total interest expense increased by $670 million, or 8.59%, to $8.469 million for the nine months ended September 30, 2007 from $7.799 million for the nine months ended September 30, 2006. This increase was primarily attributable to average interest bearing liabilities which increased to $318.370 million for the nine months ended September 30, 2007 as compared to $306.161 million for the nine months ended September 30, 2006.  The year-to-date increase in average interest bearing liabilities was also primarily due to the increase in average regular savings.  Average regular savings increased to $108.817 million for the nine-month period ended September 30, 2007 when compared to $91.603 million for the nine-month period ended September 30, 2006.  This increase too has been the result of the increase in the average balance of the certificate savings account which is indexed off of the three month T-bill. The year to date average balance in certificate savings went from $57.763 million as of September 30, 2006 to $79.492 million as of September 30, 2007. However, as the short end of the treasury yield curve has decreased though, so has the rate paid on this product.  As previously discussed, the rate paid on the certificate savings product has dropped to a range at or near 3.50% as of September 30, 2007 as compared to 5.00% as of September 30, 2006. The decrease in the rate paid has offset, or at least curtailed, the interest expense that would have been incurred on the certificate savings if the three month T-bill had not decreased in 2007. To illustrate this point, consider that the interest paid on certificate savings increased for the nine months ended September 30, 2007 to $2.598 million as compared to $2.030 million for the nine months ended September 30, 2006. This is an increase of $568 thousand, or 27.98%. The average balance in certificate savings increased $21.729 million, or 37.62% during that same nine-month period.

Net interest income increased by $415 thousand, or 13.96%, to $3.388 million for the three months ended September 30, 2007 from $2.973 million for the three months ended September 30, 2006.  The Bank’s net interest spread increased to 3.22% for the three months ended September 30, 2007 from 2.80% for the three months ended September 30, 2006 on a fully tax equivalent basis.  The net interest margin increased to 3.83% for the three-month period ended September 30, 2007 from 3.46% for the three-month period ended September 30, 2006 on a fully tax equivalent basis. The effects of the decreases to the Federal Funds rate, which were implemented by the Federal Reserve in September of 2007, have been to increase both the net interest spread and net interest margin.  This is due to the short end of the treasury yield curve decreasing with those rate movements while the long end of the treasury yield curve has remained less affected. The result has been a steepened yield curve. Deposit liability rates are affected by the short end of the yield curve while loan and investment rates tend to follow the long end of the yield curve, the result of which is an increase in net interest income.

Net interest income increased by $844 thousand, or 9.46%, to $9.766 million for the nine months ended September 30, 2007 from $8.922 million for the nine months ended September 30, 2006.  The Bank’s net interest spread increased to 3.11% for the nine months ended September 30, 2007 from 2.92% for the nine months ended September 30, 2006 on a fully tax equivalent basis.  The net interest margin increased to 3.73% for the nine-month period ended September 30, 2007 from 3.53% for the nine-month period ended September 30, 2006 on a fully tax equivalent basis. The increase in net interest spread and net interest income for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 is also due to the steepened yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the nine-month and three-month periods ended September 30, 2007, and September 30, 2006:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Nine months ended
	September 2007			September 2006
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$114,706	$5,656	6.59%	$110,394	$5,493	6.65%
Installment	17,065	1,066	8.35%	17,352	1,057	8.14%
Commercial	122,440	6,969	7.61%	118,449	6,107	6.89%
Tax exempt (1)	20,509	1,039	6.78%	20,056	964	6.42%
Other loans	459	42	12.23%	477	43	12.05%
Total loans	275,179	14,772	7.18%	266,728	13,664	6.85%
Investment securities (AFS)
Taxable	64,966	2,471	5.09%	62,391	2,124	4.55%
Non-taxable (1)	44,101	1,945	5.90%	40,572	1,745	5.75%
Total securities	109,067	4,416	5.41%	102,963	3,869	5.02%
Time deposits with other banks	421	18	5.72%	403	17	5.64%
Fed funds sold	966	43	5.95%	2,286	92	5.38%
Total earning assets	385,633	19,249	6.67%	372,380	17,642	6.33%
Less: allowance for loan losses	(1,944)			(2,428)
Cash and due from banks	6,611			6,778
Premises and equipment, net	5,762			6,767
Other assets	17,787			12,954
Total assets	$413,849			$396,451
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$25,004	214	1.14%	$24,811	173	0.93%
Regular savings	108,817	2,713	3.33%	91,603	2,163	3.16%
Money market savings	35,243	844	3.20%	37,730	1,065	3.77%
Time	101,362	3,202	4.22%	103,823	2,902	3.74%
Total interest bearing deposits	270,426	6,973	3.45%	257,967	6,303	3.27%
Other borrowings	47,944	1,496	4.17%	48,194	1,496	4.15%
Total interest bearing	318,370	8,469	3.56%	306,161	7,799	3.41%
Liabilities
Net interest income		$10,780	3.11%		$9,843	2.92%
Non-interest bearing
Demand deposits	52,026			49,219
Accrued expenses and
Other liabilities	2,541			2,015
Stockholders’ equity	40,912			39,056
Total liabilities and
Stockholders’ equity	$413,849			$396,451
Interest income/earning assets			6.67%			6.33%
Interest expense/earning assets			2.94%			2.80%
Net interest margin			3.73%			3.53%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/273 annualization method

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	September 2007			September 2006
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$115,509	$1,910	6.56%	$110,367	$1,996	7.18%
Installment	17,397	364	8.30%	17,423	374	8.52%
Commercial	125,003	2,403	7.63%	120,610	2,001	6.58%
Tax exempt (1)	21,258	372	6.96%	20,383	317	6.16%
Other loans	475	14	11.69%	469	15	12.69%
Total loans	279,642	5,063	7.18%	269,252	4,703	6.93%
Investment securities (AFS)
Taxable	60,399	759	4.99%	60,260	756	4.98%
Non-taxable (1)	50,430	750	5.90%	41,919	568	5.38%
Total securities	110,829	1,509	5.40%	102,179	1,324	5.14%
Time deposits with other banks	0	0	0	0	17	0
Fed funds sold	45	2	17.63%	2,351	52	8.78%
Total earning assets	390,516	6,574	6.68%	373,782	6,096	6.45%
Less: allowance for loan losses	(2,056)			(2,438)
Cash and due from banks	6,826			6,855
Premises and equipment, net	5,715			5,768
Other assets	18,292			12,872
Total assets	$419,293			$396,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$24,833	72	1.15%	$24,865	72	1.15%
Regular savings	107,994	840	3.09%	92,208	878	3.78%
Money market savings	35,620	279	3.11%	37,679	385	4.05%
Time	102,587	1,093	4.23%	104,714	980	3.71%
Total interest bearing deposits	271,034	2,284	3.34%	259,466	2,315	3.54%
Other borrowings	50,295	521	4.11%	47,212	507	4.26%
Total interest bearing	321,329	2,805	3.46%	306,678	2,822	3.65%
Liabilities
Net interest income		$3,769	3.22%		$3,274	2.80%
Non-interest bearing
Demand deposits	54,667			48,722
Accrued expenses and
Other liabilities	2,708			1,980
Stockholders’ equity	40,589			39,459
Total liabilities and
Stockholders’ equity	$419,293			$396,839
Interest income/earning assets			6.68%			6.45%
Interest expense/earning assets			2.85%			3.00%
Net interest margin			3.83%			3.46%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/92 annualization method

Provision for Loan Losses:

The provision for loan losses for the three months ended September 30, 2007 was $40 thousand, a decrease of $20 thousand, or 33.33% from the same period in 2006.

The provision for loan losses for the nine months ended September 30, 2007 was $280 thousand, an increase of $100 thousand over the same period in 2006. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for the nine-month period ended September 30, 2007. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending, which includes single family residential mortgages and other consumer lending, and commercial lending primarily to locally-owned small businesses.

In the three-month period ended September 30, 2007, charge-offs totaled $13 thousand while net charge-offs totaled $6 thousand as compared to $39 thousand and $29 thousand, respectively, for the same three-month period in 2006.

In the nine-month period ended September 30, 2007, charge-offs totaled $49 thousand while net charge-offs totaled $23 thousand as compared to $97 thousand and $72 thousand, respectively, for the same nine-month period in 2006.

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

Non-performing loans:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Non-accrual and restructured	$436	$445
Loans past due 90 or more days, accruing interest	0	275
Total nonperforming loans	436	720
Other real estate owned	4,692	5,062
Total nonperforming assets	$5,128	$5,782
Nonperforming loans to total loans at period-end	0.15%	0.27%
Nonperforming assets to period-end loans and other real estate owned	1.78%	2.15%

Other Income:

Service charges and fees increased 12.27%, or $54 thousand, to $494 thousand in the three months ended September 30, 2007, from $440 thousand in the three months ended September 30, 2006.

Service charges and fees increased 8.23%, or $110 thousand, to $1.447 million in the nine months ended September 30, 2007, from $1.337 million in the nine months ended September 30, 2006.  The increase in service charges and fees is due in part to net overdraft fees which were $983 thousand for the nine-month period ended September 30, 2007 compared to $898 thousand for the comparable period in 2006, an increase of $85 thousand, or 9.46%.  The increase was due to the increase in deposit accounts attracted within the Bank’s newer market areas in New York State, as well as increases in deposit accounts at the existing branches of the Bank. Increases were budgeted in net overdraft fees in 2007. The net overdraft fees were budgeted to be $945 thousand for the nine months ended September 30, 2007, a positive variance of $38 thousand, or 4.02%.

Investment division income was $93 thousand for the three-month period ended September 30, 2007, an increase of $40 thousand, or 75.47%, from the same period in 2006.

Investment division income was $278 thousand for the nine-month period ended September 30, 2007, an increase of $125 thousand, or 81.70%, from the same period in 2006.  As noted in previous reports, the investment division implemented a different business model starting in 2006.  The change has been reflected in the fee structure which went from a one-time, up-front commission prior to 2006 to a smaller commission received on a recurring basis over the life of an account.  This has benefited the investment division by recognizing fee income on a recurring basis.

Earnings on investment in life insurance has increased to $77 thousand for the three-month period ended September 30, 2007, compared to $73 thousand for the three-month period ended September 30, 2006, an increase of $4 thousand, or 5.48%.

Earnings on investment in life insurance has increased to $228 thousand for the nine-month period ended September 30, 2007, compared to $206 thousand for the nine-month period ended September 30, 2006, an increase of $22 thousand, or 10.68%.

Other income was $119 thousand for the three months ended September 30, 2007, an increase of $10 thousand, or 9.17%, from $109 thousand for the comparable period in 2006.

Other income was $395 thousand for the nine months ended September 30, 2007, an increase of $99 thousand, or 33.45%, from $296 thousand for the comparable period in 2006. Various sundry accounts contribute to the increase in other income for the nine-month period ended September 30, 2007 when compared to the same period in 2006.

Gain on sale of interest in insurance agency was $220,000 for the nine months ended September 30, 2007 compared to $0 for the comparable period in 2006.  The Company realized this gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007.  The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

Gains on security sales were $44 thousand for the three months ended September 30, 2007 compared to gains of $15 thousand for the comparable period in 2006, an increase of $29 thousand, or 193.33%.

Losses on security sales were $92 thousand for the nine months ended September 30, 2007 compared to gains of $6 thousand for the comparable period in 2006, a decrease of $98 thousand.  The decrease is due to the existence of fewer gain positions within the Bank’s investment portfolio as market yields begin to eclipse yields within the portfolio. Also contributing to the decrease are strategies which have been implemented which include selling lower yielding securities at a loss and reinvesting those balances in higher yielding positions with the intention of improving yields in future periods while sacrificing short term profits.

Other Operating Expenses:

Total other expenses increased 26.90%, or $656 thousand, to $3.095 million during the three months ended September 30, 2007 compared to $2.439 million for the comparable period in 2006.  In September 2007, the Company incurred an impairment charge to other real estate owned in the amount of $575 thousand. The charge became necessary in relation to reasonable estimates obtained on the value of a commercial real estate property that the Bank took a deed in lieu of foreclosure on in August of 2006.  Excluding this amount from the total, other expenses increased 3.32%, or $81 thousand during the three months ended September 30, 2007 compared to the same three-month period in 2006.

Total other expenses increased 12.19%, or $870 thousand, to $8.006 million during the nine months ended September 30, 2007 compared to $7.136 million for the comparable period in 2006.  As with the three month analysis of other expenses, excluding the impairment charge in September of 2007 from the analysis, other expenses would have increased 4.13%, or $295 thousand for the nine months ended September 30, 2007 compared to the same period in 2006.

Notable components of other expenses are as follows:

Salaries and benefits increased 7.74%, or $87 thousand, to $1.211 million for the three months ended September 30, 2007 compared to $1.124 million for the same period in 2006.  This increase is due in part to additional health insurance premiums incurred in the amount of $58 thousand in September of 2007 for a new health care consortium entered into by the Bank through the Pennsylvania Bankers Association. October premiums for the new consortium were due in September as well as the September premiums for the old health insurance plan. Also contributing to the period over period variance were normal pay increases.

Salaries and benefits increased 3.75%, or $129 thousand, to $3.569 million for the nine months ended September 30, 2007 compared to $3.440 million for the same period in 2006, also the result of $58 thousand in additional health insurance premiums incurred in September of 2007 for the new health care consortium, as well as normal pay increases.

Occupancy expenses increased $26 thousand, or 17.69%, for the three-month period ended September 30, 2007, to $173 thousand, compared to $147 thousand for the same period in 2006.  These increases are considered normal due to increased energy costs between the two periods as well as additional repairs and maintenance costs.

Occupancy expense increased $42 thousand, or 8.27%, for the nine-month period ended September 30, 2007, to $550 thousand, compared to $508 thousand for the nine-month period ended September 30, 2006. Increased heating costs as well as additional repairs and maintenance costs have contributed to the increase year to date.

Equipment expense increased $10 thousand, or 9.09%, for the three-month period ended September 30, 2007, to $120 thousand, compared to $110 thousand for the same period in 2006.  These costs increased due to increased depreciation expense associated with new equipment purchased late in 2006 to replace equipment which was damaged or destroyed in the flooding which occurred in June of 2006.

Equipment expense increased $50 thousand, or 15.02%, for the nine-month period ended September 30, 2007, to $383 thousand, compared to $333 thousand for the nine-month period ended September 30, 2006.  Again, these costs increased due to increased depreciation expense associated with new equipment purchased late in 2006 to replace equipment which was damaged or destroyed in the flooding which occurred in June of 2006.

Professional fees and outside services increased $7 thousand, or 8.43%, in the three months ended September 30, 2007 to $90 thousand, compared to $83 thousand for the three-month period ended September 30, 2006.  This increase is not considered to be material or indicative of a trend.

Professional fees and outside services increased $16 thousand, or 6.32%, in the nine months ended September 30, 2007 to $269 thousand, compared to $253 thousand for the same nine-month period ended September 30, 2006.  As with the quarter-to-date results discussed, this increase is not considered material or the result of a trend. Loan review fees paid in January 2007 in the amount of $12 thousand which were not incurred in the same period in 2006 are the reason for the majority of the increase between periods.

Computer services and supplies increased $4 thousand, or 2.12%, for the three months ended September 30, 2007, to $193 thousand, compared to $189 thousand for the comparable period in 2006.  This increase is not considered material.

Computer services and supplies decreased $9 thousand, or 1.54%, for the nine months ended September 30, 2007, to $574 thousand, compared to $583 thousand for the comparable period in 2006. The decrease in computer services and supplies is primarily due to decreases in ATM expenses. The Company no longer utilizes the services of Midwest Payment Systems in the processing of ATM and debit card transactions.  The Company now internally processes those transactions at a reduced cost.

All other operating expenses decreased $53 thousand, or 6.74%, to $733 million in the three months ended September 30, 2007, compared to $786 thousand for the same three-month period in 2006.

All other operating expenses increased $67 thousand, or 3.32%, to $2.086 million for the nine-month period ended September 30, 2007, compared to $2.019 million for the same nine-month period in 2006.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four low risk categories and established assessment rates to coincide with each category.  Assessment rates for Risk Category I institutions, which includes Peoples National Bank, range from 5 to 7 basis points.  The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996 that paid in deposit insurance assessments prior to that date.  Management believes that the one-time credit will affect the new FDIC assessment cost for 2007.  The Company will begin to recognize the FDIC assessment cost at such time as the credit will be depleted, which is currently estimated to be in the second quarter of 2008.

Income Tax Provision:

The Corporation recorded an income tax provision of $196 thousand, or 18.15% of income, and $179 thousand or 15.38% of income, for the quarters ended September 30, 2007 and 2006, respectively.

The Corporation recorded an income tax provision of $660 thousand, or 16.68% of income, and $582 thousand or 16.15% of income, for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the year to date period ended September 30, 2007 remains relatively low due to tax-exempt loan and investment interest income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve moved to lower the target rate for overnight borrowing between banks, Fed Funds, by 50 basis points on September 18, 2007. The Federal Reserve has also lowered the borrowing rate at its own discount window two separate times in 50 basis point increments since August 2007. While the moves have steepened the yield curve, thus relieving some of the margin compression banks have experienced over the past few years, operating in a flat to inverted yield curve environment, it also brings with it greater levels of sensitivity to existing balance sheet products.  As of September 30, 2007, the Bank is currently showing more sensitivity to downward rate shift scenarios.  The results of the latest financial simulation follow.  The simulation shows a possible decrease in net interest income of 0.55%, or $82 thousand, in a +200 basis point rate shock scenario over a one-year period.  A decrease also results from a –200 basis point rate shock over the same one-year period. However, at 6.99%, or $1.035 million, the results show more sensitivity. The net interest income risk position of the Bank remains within the guidelines established by the Bank’s asset/liability policy.  The Bank continuously monitors its rate sensitivity.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2006, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK
MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2007 – July 31, 2007	0	$0	0	85,751
August 1, 2007 – August 31, 2007	0	$0	0	85,751
September 1, 2007 – September 30, 2007	0	$0	0	85,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation's common stock outstanding. The repurchase program does not stipulate an expiration date.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.******;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.******;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics*****;
(21)	Subsidiaries of Peoples Financial Services Corp., *******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.5, 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.8, 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibit 14 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	******	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
	*******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/      Richard S. Lochen, Jr.
Richard S. Lochen, Jr., President

Date:       November 9, 2007

By/s/      Frederick J. Malloy
Frederick J. Malloy, AVP/Controller

Date:       November 9, 2007