Form 10-K
period 2007-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2008-03-17
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007,
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
COMMON STOCK ($2 Par Value)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ____	Accelerated filer X	Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
The aggregate market value of voting stock held by non-affiliates of the registrant is $ 79,813,548

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock at June 30, 2007. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2007	COMMON STOCK ($2 Par Value) (Title of Class)	3,138,493 (Outstanding Shares)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2008 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3 - 14
	Item 1A	Risk Factors	14 - 16
	Item 1B	Unresolved Staff Comments	16
	Item 2	Properties	16 – 17
	Item 3	Legal Proceedings	17
	Item 4	Submission of Matters to a Vote of Security Holders	17
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	18 - 19
	Item 6	Selected Financial Data	20
	Item 7	Management's Discussion and Analysis of Financial Condition and	21 - 43
		Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43
	Item 8	Financial Statements and Supplementary Data	44
		Report of Independent Registered Public Accounting Firm	44
		Consolidated Balance Sheets	45
		Consolidated Statements of Income	46
		Consolidated Statements of Stockholders' Equity	47
		Consolidated Statements of Cash Flows	48 - 49
		Notes to Consolidated Financial Statements	50 - 82
	Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	83
	Item 9A	Controls and Procedures	83 - 85
	Item 9B	Other Information	85
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	86
	Item 11	Executive Compensation	86
	Item 12	Security Ownership of Certain Beneficial Owners and Management	86
		and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions, and Director Independence	86
	Item 14	Principal Accountant Fees and Services	86
Part IV
	Item 15	Exhibits and Financial Statement Schedules	87
		Signatures	88

PART I

ITEM 1 BUSINESS

BRIEF HISTORY
Peoples Financial Services Corp. (“PFSC” or the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company headquartered in Hallstead, Pennsylvania.

The Company is engaged primarily in commercial and retail banking services and in businesses related to banking services through its subsidiaries, Peoples National Bank (“PNB” or the “Bank”), Peoples Advisors, LLC (“Advisors”) and Peoples Financial Capital Corporation.  The Bank has two wholly owned subsidiaries, Peoples Financial Leasing, LLC and Peoples Investment Holdings, LLC.  PNB was chartered in Hallstead, Pennsylvania in 1905 under the name of The First National Bank of Hallstead. In 1965, the Hop Bottom National Bank (chartered in 1910) merged with The First National Bank of Hallstead to form Peoples National Bank of Susquehanna County. In 2001, the Bank changed its name to Peoples National Bank.  Advisors was formed in 2006 as a member-managed limited liability company for the purpose of providing investment advisory services to the general public. Peoples Financial Leasing, LLC, formed in 2007, is a subsidiary of the Bank and provides employee leasing services to the Bank. Peoples Investment Holdings, LLC, formed in 2007, is also a subsidiary of the Bank and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware. Finally, Peoples Financial Capital Corporation which was also formed in 2007 is a subsidiary of the Company and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

OPERATING SEGMENTS
The Company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included on page 59 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

SUPERVISION AND REGULATION
The Company and its subsidiaries are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in law and regulation may have a material effect on the business and prospects of the Company, PNB, and Advisors.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 13.64% and its ratio of total capital to risk-weighted assets stood at 14.42%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. As of December 31, 2007, the Company’s leverage-capital ratio was 10.14%.

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

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $100,000 ($250,000 for retirement accounts) per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC.  PNB’s assessment for 2007 was $37,303. These figures can be compared to FDIC assessments in 2006 of $37,678 and in 2005 of $37,634. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the financing corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2007 was $.0116 for each $100 of BIF deposits.

The FDIC adopted a risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007.  Annual premiums range from 5 and 7 basis points of deposits for well-capitalized banks with the highest examination ratings to 43 basis points for undercapitalized institutions.  The Bank has been able to offset the premium with an assessment credit of $218,000 for premiums paid prior to 1996. As of December 31, 2007, $70,000 of this credit remains to be used. Once the credit is extinguished, FDIC premiums will increase by approximately $120,000 for the remainder of 2008.

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

The Bank had its last CRA compliance examination in 2005 and received a “satisfactory” rating.

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

The Company does not believe that the application of these rules to the Company have a material effect on its results of operations.

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

Our offices are located in counties that would be considered sparsely populated, as they are made up of many small towns and villages. The latest population figures show Susquehanna County at approximately 42,000 and Wyoming County at approximately 30,000 residents. Both counties are experiencing growth, but not robust growth. Broome County has approximately 208,000 residents. The economy of Broome County has lost many manufacturing jobs in the past fifteen years. This trend continues. Fortunately, the new employment centers are in the Town of Conklin and the neighboring Town of Kirkwood. Both towns border Susquehanna County, Pennsylvania. Interstate 81 runs north and south through the eastern half of Susquehanna County and has brought an influx of people from New Jersey and the Philadelphia area. These people have purchased homes and land to build homes that are used as vacation/recreation retreats and, quite often, become retirement homes.

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

Loan growth was consistent in 2007 when compared to 2006 and 2005.  Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

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

Investment Products
In 1999, PNB entered into an agreement with T.H.E. Financial Services to hire a joint employee to sell investment products. An agent was hired and has an office located in Hallstead, Pennsylvania.   In September of 2003, T.H.E. Financial Services was acquired by Financial Network Investment Corporation (FNIC) of Torrance, California.  PNB signed a contract dated September 29, 2003 with FNIC.  PNB discontinued broker-dealer services with FNIC and contracted with Uvest Financial Services, Charlotte, North Carolina, effective September 6, 2005.  In 2005, Peoples Financial Services Corp. formed Peoples Advisors, LLC (“Advisors”) as a member-managed limited liability company under the laws of the Commonwealth of Pennsylvania, to be a wholly owned subsidiary of the Corporation, for the purpose of providing investment advisory services to the general public.

Insurance Products
In April of 2001, PNB purchased a 20% equity interest in Community Bankers Insurance Agency (CBIA). This investment gave the Bank a referral avenue to provide insurance. In May of 2007, PNB sold the 20% equity interest in CBIA.

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

Although the Company has not done so, many bank holding companies have elected to become financial holding companies under the Gramm-Leach-Bliley Act, which gives them a broader range of products with which we must compete. Although the long-range effects of this development cannot be predicted, most probably it will further narrow the differences and intensify competition among commercial banks, investment banks, insurance firms and other financial services companies.

SEASONALITY
Management does not feel that the deposits or the business of PNB in general are seasonal in nature. The deposits may, however, vary with local and national economic conditions but should not have a material effect on planning and policy making.

CRITICAL ACCOUNTING POLICIES
Disclosure of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for these issues, including the provision and allowance for loan losses, which are located in Note 3 to the Consolidated Financial Statements; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and determination of other-than-temporary impairment losses on securities, which is located in Note 2 to the Consolidated Financial Statements.

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.   In estimating the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, management considers current economic conditions and appraised values of collateral, if collateral dependent.  When determining if there is other-than-temporary impairment losses on securities, management considers (1) the length of time and the extent to which the fair value has been less than costs (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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
At December 31, 2007, our lending limit per borrower was approximately $6.0 million, or approximately 15% of our capital.  Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We may engage in loan participations with other banks for loans in excess of our legal lending limits.  However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza, Meshoppen and Town of Chenango offices. The Hallstead Plaza and Meshoppen offices are subject to ground leases; and the Front Street office is subject to a building lease. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $2,725 to $38,496 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Nine of the ten offices provide drive-up banking services and eight offices have 24-hour ATM services.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company’s common stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Ferris, Baker Watts, Incorporated from Baltimore, Maryland, and Ryan Beck from Livingston, New Jersey, make a limited market in the Company’s common stock. The Company, and previously the Bank, have continuously paid dividends for more than 90 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2007, there were 47,593 outstanding options to purchase the Company’s common stock. See Note 8 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2007, was $13.64 and on December 31, 2006, it was $13.16. As of December 31, 2007, the Company had approximately 1,076 shareholders of record. At such date, 3,138,493 shares of Common Stock were outstanding.

The following table reflects high and low bid prices for shares of the Company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK
	2007			2006
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$25.50	$28.00	$.19	$29.05	$31.50	$.19
Second Quarter	$26.05	$30.50	$.19	$28.90	$29.25	$.19
Third Quarter	$27.60	$30.00	$.19	$26.35	$28.90	$.19
Fourth Quarter	$26.30	$30.00	$.19	$26.00	$26.50	$.19

The following table discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans {excluding securities reflected in column (a) }*
Equity compensation plans approved by stockholders	47,593	$20.75	85,751
Equity compensation plans not approved by stockholders	0	0	0
Total	47,593	$20.75	85,751

* Securities for future issuance are reserved and issued at the discretion of the Board of Directors on an annual basis.

The following table discloses the purchases made by the Company of shares of its common stock in the fourth quarter of 2007.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2007 – October 31, 2007	0	$0	0	85,751
November 1, 2007 – November 30, 2007	0	0	0	85,751
December 1, 2007 – December 31, 2007	0	0	0	85,751
Total	0	$0	0

(1) On December 27, 1995, the Board of Directors authorized the repurchase of 187,500 shares of the Corporation’s common stock from shareholders.  On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation’s common stock outstanding.  Neither repurchase program stipulated an expiration date.

The performance graph formerly included in the Company’s Proxy Statement can now be found in the Company’s Annual Report to its shareholders.

ITEM 6 SELECTED FINANCIAL DATA

Consolidated Financial Highlights	At and For the Years Ended December 31,
	2007		2006		2005		2004		2003
(Dollars In Thousands, except Per Share Data)
Net Income	$4,871		$4,129		$4,476		$4,453		$5,564
Return of Average Assets	1.17%		1.03%		1.16%		1.18%		1.54%
Return on Average Equity	11.38%		10.32%		11.37%		10.84%		14.18%

Shareholders' Value
Earnings per Share, Basic	$1.55		$1.31		$1.42		$1.41		$1.76
Earnings per Share, Diluted	1.55		1.31		1.41		1.40		1.75
Regular Cash Dividends	0.76		0.76		0.76		0.73		0.65
Special Cash Dividends	0.00		0.00		1.00		0.00		0.00
Book Value	13.64		13.16		12.55		13.42		12.98
Market Value at End of the Year	26.30		26.00		31.45		36.00		32.40
Market Value/Book Value Ratio	192.82%		197.57%		250.60%		268.26%		249.61%
Price Earnings Multiple	16.97	X	19.85	X	22.14	X	25.59	X	18.41	X
Dividend Payout Ratio	48.92%		57.93%		53.50%		51.91%		36.96%
Dividend Yield	2.89%		2.94%		2.42%		2.03%		2.07%

Safety and Soundness
Stockholders' Equity/Asset Ratio	9.85%		9.91%		10.13%		11.16%		11.06%
Allowance for Loan Loss as a Percent of Loans	0.84%		0.66%		0.92%		1.12%		0.89%
Net Charge Offs/Total Loans	(0.13%)		0.33%		0.29%		0.17%		0.06%
Allowance for Loan Loss/Nonaccrual Loans	620.51%		402.70%		206.62%		132.77%		212.70%
Allowance for Loan Loss/Non-performing Loans	504.32%		248.89%		183.74%		116.29%		192.20%

Balance Sheet Highlights
Total Assets	$434,434		$416,268		$391,198		$379,375		$371,289
Total Investments	112,746		110,302		108,313		113,598		116,126
Net Loans	289,163		269,383		256,870		242,075		234,274
Allowance for Loan Losses	2,451		1,792		2,375		2,739		2,093
Short-term Borrowings	22,848		12,574		17,842		14,614		7,085
Long-term Borrowings	38,534		36,525		34,770		46,034		41,952
Total Deposits	327,430		323,613		296,962		274,775		279,700
Stockholders' Equity	42,805		41,240		39,616		42,354		41,076

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company’s performance for the years ending December 31 2007, 2006, and 2005. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. (the Company) is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates ten full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, and Meshoppen, Pennsylvania and Conklin, Village of Deposit and Town of Chenango, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna and Wyoming Counties in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2007, the Bank employed 105 full-time employees and 23 part-time employees.

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

The allowance for loan losses is established through the provision for loan losses, which is a charge against earnings. Provisions for loan losses are made to reserve for estimated probable losses on loans. The allowance for loan losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates of assumptions could produce a different provision for loan losses. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses”.

The Company considers current economic conditions and the appraised value of any underlying collateral when determining the estimated value of foreclosed properties. In determining the necessity of recording an other-than-temporary impairment on securities owned by the Company, three main characteristics are considered; the length of time and extent to which a security has been “under water”, the financial condition and current outlook of the issuer and finally, the intent and ability of the Company to hold the security until such a time in which there is a full recovery in fair value.

Prior to January 1, 2006 and as previously permitted by SFAS No. 123, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense was recognized in the income statement related to any option granted under the Company stock option plans. The pro forma impact to net income and earnings per share that would have occurred if compensation expense had been recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements for 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaced Statement No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Public companies were required to adopt the new standard using a modified prospective method and were given the option of restating prior periods using the modified retrospective method.  The Bank did not elect to use the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Statement No. 123(R) became effective for annual reporting periods beginning after December 15, 2005.  Adopting Statement No. 123(R) on January 1, 2006 using the modified prospective method, the Company incurred total stock-based compensation expense, net of related tax effects, in the amount of $3,000 for the years ended December 31, 2007 and 2006 respectively.

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

The following table shows the net interest income on a fully-tax-equivalent basis for each of the three years ended December 2007, 2006, and 2005.

TABLE 1

NET INTEREST INCOME
	Year-Ended December 31,
(In Thousands)	2007	2006	2005
Total Interest Income	$24,611	$22,698	$20,672
Tax Exempt Loans	486	439	389
Non-Taxable Securities	885	764	785
Total Tax Equivalent Adjustment	1,371	1,203	1,174
Total Tax Equivalent Interest Income	25,982	23,901	21,846
Total Interest Expense	11,105	10,797	8,248
Net Interest Income (Fully Tax Equivalent Basis)	$14,877	$13,104	$13,598

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
TABLE 2

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
(Dollars In Thousands)	Average		Yield/	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real Estate	$115,490	$7,615	6.59%	$110,972	$7,136	6.43%	$108,887	$6,814	6.26%
Installment	17,143	1,442	8.41%	17,210	1,417	8.23%	17,587	1,304	7.41%
Commercial	123,854	9,424	7.61%	118,904	8,532	7.18%	104,317	7,058	6.77%
Tax Exempt	21,165	943	6.75%	20,051	853	6.45%	19,136	757	5.99%
Other Loans	467	57	12.21%	473	58	12.26%	632	53	8.39%
Total Loans	278,119	19,481	7.18%	267,610	17,996	6.89%	250,559	15,986	6.54%
Investment Securities (AFS)
Taxable	65,438	3,351	5.12%	65,202	3,032	4.65%	72,358	3,086	4.26%
Non-Taxable	44,192	1,717	5.89%	39,435	1,484	5.70%	39,386	1,523	5.86%
Total Securities	109,630	5,068	5.43%	104,637	4,516	5.05%	111,744	4,609	4.83%
Time Deposits With Other Banks	315	18	5.71%	932	53	5.69%	0	0	0.00%
Fed Funds Sold	723	44	6.09%	2,467	133	5.39%	2,093	77	3.68%
Total Earning Assets	388,787	24,611	6.68%	375,646	22,698	6.36%	364,396	20,672	6.00%
Less: Allowance for Loan Losses	(2,025			(2,344			(2,601)
Cash and Due from Banks	6,639			6,768			6,526
Premises and Equipment, Net	5,712			7,816			5,565
Other Assets	17,690			12,899			12,167
Total Assets	$416,803			$400,785			$386,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest Bearing Demand	$25,341	290	1.14%	$25,462	262	1.03%	$24,207	169	0.70%
Regular Savings	106,969	3,311	3.10%	95,360	3,135	3.29%	72,597	1,258	1.73%
Money Market Savings	35,355	1,089	3.08%	37,747	1,446	3.83%	37,232	911	2.45%
Time	102,643	4,329	4.22%	102,195	3,905	3.82%	107,115	3,448	3.22%
Total Interest Bearing Deposits	270,308	9,019	3.34%	260,764	8,748	3.35%	241,151	5,786	2.40%
Other Borrowings	50,183	2,086	4.16%	48,878	2,049	4.19%	57,987	2,462	4.25%
Total Interest Bearing Liabilities	320,491	11,105	3.46%	309,642	10,797	3.49%	299,138	8,248	2.76%
Net Interest Spread		$13,506	3.22%		$11,901	2.88%		$12,424	3.24%
Non-Interest Bearing
Demand Deposits	52,613			49,888			45,574
Accrued Expenses and
Other Liabilities	2,604			2,135			1,959
Stockholder's Equity	41,095			39,120			39,382
Total Liabilities and
Stockholder's Equity	$416,803			$400,785			$386,053
Interest Income/Earning Assets			6.68%			6.36%			6.00%
Interest Expense/Earning Assets			2.86%			2.87%			2.26%
Net Interest Margin			3.82%			3.49%			3.73%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income
	2007 to 2006			2006 to 2005
(In Thousands)	Increase (Decrease)	Change Due to Rate	Volume	Increase (Decrease)	Change Due to Rate	Volume
Interest Income
Real Estate Loans	$479	$181	$298	$322	$183	$139
Installment Loans	25	31	(6)	113	144	(31)
Commercial Loans	892	515	377	1,474	427	1,047
Tax Exempt Loans	90	15	75	96	37	59
Other Loans	(1)	0	(1)	5	24	(19)
Total Loans	1,485	742	743	2,010	815	1,195
Investment Securities (AFS)
Taxable	319	307	12	(54)	279	(333)
Non-Taxable	233	(47)	280	(39)	(42)	3
Total Securities (AFS)	552	260	292	(93)	237	(330)
Time Deposits with Other Banks	(35)	0	(35)	53	0	53
Fed Funds Sold	(89)	20	(109)	56	36	20
Total Interest Income	1,913	1,022	891	2,026	1,088	938
Interest Expense
Interest Bearing Demand Deposits	28	29	(1)	93	80	13
Regular Savings Deposits	176	(183)	359	1,877	1,129	748
Money Market Savings Deposits	(357)	(283)	(74)	535	515	20
Time Deposits	424	405	19	457	645	(188)
Total Interest Bearing Deposits	271	(32)	303	2,962	2,369	593
Other Borrowings	37	(17)	54	(413)	(31)	(382)
Total Interest Expense	308	(49)	357	2,549	2,338	211

Net Interest Spread	$1,605	$1,071	$534	$(523)	$(1,250)	$727

Interest income on total loans increased in 2007. This increase of $1,485,000 is shown in Table 3. Although the increase due to rate was close at $742,000 in 2007 compared to $815,000 in the 2006, the increase in loan income due to volume was $452,000 less in 2007 at $743,000 compared to $1,195,000 in 2006.  Higher interest rates had a positive impact on the Bank’s interest income in both years.  To view the loan portfolio growth numbers and interest yields see Table 2 which shows the average balance in loans grew from $267,610,000 in 2006 to $278,119,000 in 2007 and the yield grew from 6.89% in 2006 to 7.18% in 2007.

In 2007, interest income on securities increased $552,000 year over year from 2006.  Table 3 shows that higher rates added $260,000 to interest income, and the increase in the average balance added $292,000 to income.  The average investments as shown in Table 2 were $109,630,000 in 2007 compared to $104,637,000 in 2006. In comparison, in 2006 interest income on securities decreased $93,000 year over year with a $237,000 gain due to higher rates and a decrease of $330,000 due to volume.  The average balances on securities were $111,744,000 in 2005 compared to $104,637,000 in 2006.

Interest income from federal funds sold decreased $89,000 from 2006 to 2007 because of lower balances maintained in 2007.  Interest income from time deposits with other banks also decreased in 2007 due to lower balances.  This compares to 2006 when interest income from federal funds sold increased $56,000 from 2005 to 2006 because of higher interest rates and higher balances as shown in Table 3. Average federal funds sold were $2,093,000 in 2005 compared to $2,467,000 in 2006.

Interest income from time deposits with other banks increased $53,000 in 2006 strictly due to growth as there were none held during 2005.

On the interest expense side, overall expenses increased by $308,000. Of this total, $271,000 was attributable to deposit costs and $37,000 was due to other borrowings.   To break this down further, the deposit interest costs increased overall by $271,000 which is comprised of both a $32,000 in cost savings due to rate decreases and an increase of $303,000 due to growth in deposits.  The average balance in interest earning deposits was $270,308,000 in 2007 as compared to $260,764,000 in 2006. Other borrowed funds costs also increased in 2007. Of the $37,000 increase $54,000 was due to the growth in borrowed funds and $17,000 was saved due to lower rates.  The average balance of borrowed funds was $50,183,000 in 2007 compared to $48,878,000 in 2006.  Compare those results to 2006 when interest expense increased by $2,549,000. Of that total increase, $2,338,000 was attributable to higher rates while $211,000 was attributable to growth. To break this down further, the deposit interest costs increased overall by $2,962,000 with $2,369,000 of the increase due to rate while the costs for other borrowed funds decreased over all by $413,000 with $31,000 of that decrease due to rate and the additional decrease of $382,000 due to loss of volume. In 2006, the average balance of deposits was $260,764,000 compared to the 2005 average balance of $241,151,000.

The last line in Table 3 shows that the net interest spread increased $1,605,000 in 2007 compared to a decrease of $523,000 in the 2006. Table 3 shows the positive impact of higher interest rates and loan growth in 2007. For comparison, in 2006 the net interest spread decreased $523,000 compared to a decrease of $251,000 in 2005.  The loss of $523,000 in net interest spread in 2006 was due to the impact of interest rate which caused a decrease of $1,250,000 while growth contributed a positive influence of $727,000.

PROVISION FOR LOAN LOSSES
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

The provision for loan losses was $280,000, $302,000 and $392,000 for the years 2007, 2006, and 2005, respectively. Net charge-offs (recoveries) for 2007 were ($379,000) compared to $885,000 in 2006. As of December 31, 2007, the allowance for loan loss was .84% of loans and at December 31, 2006, the ratio was .66% of loans. After allocation of reserves to all non-accrual and special-mention loans, as well as applying a percentage to outstanding loans based on the loss history of such loans in each category, the opinion of management was that the allowance for loan losses was proper and sufficient.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Management believed that certain risks, primarily current economic conditions, warranted an increase in the allowance for loan losses for the year ended December 31, 2007. The ratio of allowance for loan loss to non-performing loans was 504.32% at year end 2007 compared to 248.89% at year end 2006 and 183.74% at year end 2005.

The following table analyzes the increase in total other income by comparing the years 2007, 2006 and 2005.

TABLE 4

NON-INTEREST INCOME

	Year Ended December 31,			Variance 2007		Variance 2006
(Dollars In Thousands)	2007	2006	2005	Amount Of	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$1,947	$1,770	$1,749	$177	10.00%	$21	1.20%
Investment Division Commission Income	340	260	201	80	30.77%	59	29.35%
Earnings on Investment on Life Insurance	297	281	263	16	5.69%	18	6.84%
Other Income	626	437	382	189	43.25%	55	14.40%
Gains on Sale of Interest in Insurance Agency	220	0	0	220	100.00%	0	0.00%
Gains (Losses) on Security Sales	(122)	42	222	(164)	(390.48)%	(180)	(81.08%)
TOTAL Other Income	$3,308	$2,790	$2,817	$518	18.57%	$(27)	(0.96%)

OTHER INCOME
Non-Interest Income
There was an overall increase in non-interest income of $518,000 in 2007.  This represents an increase of 18.57% in 2007 when compared to $2,790,000 in 2006. For comparison, there was an overall decrease in non-interest income of $27,000, or 0.96% in 2006 when compared to $2,817,000 in 2005.

The non-interest income items that result in these variations are discussed as follows:

Non-interest income includes items that are not related to interest rates, but rather to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2007, service charges and fees increased $177,000, or 10.00% compared to an increase of $21,000 in 2006, when compared to 2005, or 1.20%.

A component of customer service fees which showed a substantial increase in 2007 when compared to 2006 was overdraft fees. Net overdraft fees in 2007 were $1,322,000 compared to $1,189,000 in 2006, an increase of $133,000, or 11.19%. The higher net overdraft amount in 2007 was due to an increase in charged overdrafts. Fees which were subsequently returned to the customer remained fairly level in 2007 when compared to 2006.

In 2006, customer service fees reflected a decrease in income realized on overdraft fees. Net overdraft fees were $1,189,000 in 2006 compared to $1,212,000 in 2005, a decrease of $23,000, or 1.9%.  This decrease was due to a processing change in 2006.  The actual overdraft fees increased in 2006 while the fees which were refunded increased at a greater rate, thus causing the overall decrease.

Commissions earned by the Investment Division were $340,000 in 2007, compared to $260,000 in 2006, an increase of $80,000, or 30.77%. A strategy was implemented in 2006 in which the investment division eliminated up front, one time transaction fees in favor of asset management fees which are earned over the life of an account. The payoff has been a steady income stream from an increasing customer base. It is the goal of the Company to continue to grow and cultivate this area.

By comparison, commissions earned by the Investment Division were $260,000 in 2006, compared to $201,000 in 2005, an increase of $59,000, or 29.35%.  As the Investment Division grew and became more established, so did the commissions earned on the assets managed. Also contributing to the increase in commissions in 2006 was the increase experienced in the overall stock market as well as the relative stability of the bond market.

Earnings on investment in life insurance were $297,000 in 2007, compared to $281,000 in 2006, an increase of $16,000, or 5.69%.  As was the case in the prior year, the increase was due to the overall increase in the crediting rate applied to the balances held in BOLI. The increased crediting rates discussed for a portion of 2006 were in effect for the entire year in 2007.

Earnings on investment in life insurance were $281,000 in 2006, compared to $263,000 in 2005, an increase of $18,000, or 6.84%.  This was due to the overall increase in the crediting rate applied to the balances held in BOLI.  One of the BOLI products owned by the Company increased by 151 basis points during the latter seven months of 2006, one increased by 25 basis points for the final three months of 2006 and the third BOLI product decreased by 40 basis points.  Each BOLI instrument owned by the Company had a value of between $2 million and $2.6 million at that time.

Other income was $626,000 in 2007, compared to $437,000 in 2006, an increase of $189,000, or 43.25%.  This was again partially due to income recognized through the operation of the insurance agency which was $65,000 in 2007, compared to $13,000 in 2006. Various sundry accounts contribute to the balance of the increase in other income for 2007 when compared to 2006.

Other income was $437,000 in 2006, compared to $382,000 in 2005, an increase of $55,000, or 14.40%.  This was primarily due to income recognized through the operation of the insurance agency which was $13,000 in 2006, compared to a loss of $16,000 in 2005.  This increase accounted for the majority of the overall increase in other income in 2006.

Gain on sale of interest in insurance agency was $220,000 for 2007 compared to $0 in 2006.  The Company realized this gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007. There was no comparable gain in 2006. The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

In 2007, The Company had $122,000 in realized losses through sales of available-for-sale securities compared to a gain of $42,000 in 2006.  This is a decrease of $164,000, or 390.48%.  Comparing 2006 to 2005, the Company had $42,000 in realized gains through sales of available-for-sale securities compared to $222,000 in 2005.  This was a decrease of $180,000, or 81.08%. The decreases experienced over the past two years are due to fewer available gains through the sale of investment securities.  Unlike prior years, when investment sales were initiated in 2006 and 2007, market yields were often higher than the yield on the security sold, the result being an incurred loss on the security sales.

TABLE 5

NON-INTEREST EXPENSE
(Dollars In Thousands)	Year Ended December 31,			Variance 2007		Variance 2006
	2007	2006	2005	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$4,767	$4,498	$4,199	269	5.98%	$299	7.12%
Occupancy Expenses	788	674	564	114	16.91%	110	19.50%
Furniture and Equipment Expense	508	484	427	24	4.96%	57	13.35%
FDIC Insurance and Assessments	151	127	141	24	18.90%	(14)	(9.93%)
Professional Fees and Outside Services	371	337	471	34	10.09%	(134)	(28.45%)
Prepayment Penalty – FHLB	0	0	808	0	0.00%	(808)	(100.00%)
Computer Services and Supplies	785	774	778	11	1.42%	(4)	(0.51%)
Taxes, Other Than Payroll and Income	386	370	324	16	4.32%	46	14.20%
Impairment Charge-Other Real Estate	575	0	0	575	100.00%	0	0.00%
Amortization Expense-Deposit Premiums	255	299	262	(44)	(14.72%)	37	14.12%
Stationary and Printing Supplies	339	247	216	92	37.25%	31	14.35%
Other Operating Expenses	1,641	1,678	1,198	(37)	(2.20%)	480	40.06%
Total Non-Interest Expense	$10,566	$9,488	$9,388	$1,078	11.36%	$100	1.07%

OTHER EXPENSES
Non-Interest Expense
Total non-interest expense increased $1,078,000 from $9,488,000 in 2006 to $10,566,000 in 2007. This is an increase of 11.36%. In September 2007, the Company incurred an impairment charge to other real estate owned in the amount of $575 thousand. The charge became necessary in relation to reasonable estimates obtained on the value of a commercial real estate property that the Bank took a deed in lieu of foreclosure on in August of 2006.  Excluding this amount from the total, other expenses increased 5.30% or $503 thousand in 2007. For comparison, there was an increase in non-interest expense of $100,000, or 1.07% in 2006 when compared to $9,388,000 in 2005.

Non-interest expense includes all other expenses associated with the Company. Salaries and related benefits is the largest expense in this category and it increased $269,000, or 5.98%, over the year-end 2006. The full-time equivalent number of employees was 111 as of December 31, 2007, compared to 109 as of December 31, 2006.  Aside from this nominal increase to full-time equivalents, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense.

For comparison, salaries and related benefits increased $299,000, or 7.12%, in 2006 over year-end 2005. The full-time equivalent number of employees was 109 as of December 31, 2006, compared to 114 as of December 31, 2005. Normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense.

Occupancy expense increased 16.91%, or $114,000, in 2007 in comparison to fiscal year 2006.  Every category of expense related to building occupancy increased in 2007 when compared to 2006.  These categories include utilities, property taxes, repairs and depreciation.  The category which increased most substantially however was repairs and maintenance to buildings. The Company hired a new facilities manager in 2007 and one of the areas of focus was various projects aimed at improving the overall condition of Company facilities. This category alone increased by $90,000 which accounts for the majority of year over year increases between 2007 and 2006.

This compares to 2006 when occupancy expense increased 19.50%, or $110,000, when compared to 2005. Every category of expense related to building occupancy increased in 2006 when compared to 2005.  These categories include utilities, property taxes, repairs and depreciation.  Two new offices located in New York State were opened in 2005, one in April and the second in June.  Thus, 2006 was the first full year of operation for those offices and a full year of occupancy costs were incurred in 2006 versus a partial year for each of those offices in 2005.

Furniture and equipment expense increased in 2007 to $508,000, or 4.96%, compared to 2006 at $484,000.  The increase in 2007 is associated with new furniture and equipment booked mid-year 2006 as replacements for furniture and equipment destroyed during the June flooding of that year. While the equipment was depreciated for a partial year in 2006, it was depreciated for a full year in 2007. As a result, related depreciation expense increased in 2007.  Depreciation expense on furniture and equipment was $414,000 in 2007, compared to $392,000 in 2006, an increase of $22,000, or 5.61%.

For comparison, furniture and equipment expense increased in 2006 to $484,000, or 13.35%, compared to 2005 at $427,000. The increase in 2006 is associated with increased depreciation expense incurred.  Flooding occurred in the region in June 2006, and significant damages were experienced as a result.  Six of the Company’s twelve offices were affected and as such, unexpected investment was made in new furniture and equipment.  Much of the furniture and equipment replaced was older, and in some cases, fully depreciated.  The new furniture and equipment booked in 2006 caused the related depreciation expense to increase significantly.  Depreciation expense on furniture and equipment was $392,000 in 2006, compared to $328,000 in 2005, an increase of $64,000, or 19.51%.

FDIC insurance and assessments were $151,000 in 2007 which compares to $127,000 in 2006, an increase of $24,000, or 18.90%. The increase is due to the new risk-based deposit assessment system adopted by the FDIC beginning in 2007. Under this system, all FDIC insured institutions are required to pay deposit premiums. The additional premiums due were offset by credits issued for premiums paid by the Company prior to 1996. Those credits for 2007 were in the amount of $148,000.

For comparison, FDIC insurance and assessments were $127,000 in 2006 which compared to $141,000 in 2005, a decrease of $14,000, or 9.93%.  The decrease in 2006 was considered to be immaterial.

Professional fees and outside services were $371,000 in 2007 which compares to $337,000 in 2006, an increase of $34,000, or 10.09%. The increase is not considered material or the result of a trend. Loan review fees paid in January 2007 in the amount of $12 thousand which were not incurred in the same period in 2006 are the reason for a substantial portion of the increase between periods. Professional fees were budgeted at $330,000 for 2007.

For comparison, professional fees and outside services were $337,000 in 2006 which compared to $471,000 in 2005, a decrease of $134,000, or 28.45%.  The decrease in 2006 was due to fewer costs associated with Sarbanes-Oxley Section 404 compliance in 2006 when compared to 2005.  Professional fees were budgeted at $347,000 for 2006.

Computer services and supplies is another component of other expenses. This category covers the expense of data processing for the Company.  In 2007, the expense was $785,000 compared to $774,000 in 2006, an increase of $11,000, or 1.42%.  These increases are deemed to be immaterial and in line with the previous years’ expenditures as well as budgeted expectations.

For comparison, in 2006, computer services and supplies was $774,000 compared to $778,000 in 2005, a decrease of $4,000, or .51%.  These costs were in line with previous years’ expenditures.

Taxes, other than payroll and income, are another significant component of non-interest expense.  In 2007, this expense increased by $16,000, or 4.32%, to $386,000, compared to 2006 at $370,000.  This increase is not considered to be significant and it should be noted that shares tax owed to Pennsylvania will grow as a proportion of the overall growth in Company assets.  The Company implemented a strategy in 2007 which will limit this tax burden for future periods. The results of this strategy are as yet undetermined.

For comparison, taxes, other than payroll and income, increased in 2006, to $370,000, compared to $324,000 in 2005, an increase of $46,000, or 14.20%.  In 2006, shares tax owed to Pennsylvania grew in proportion to the overall growth in Company assets.

Amortization expense-deposit acquisition premiums decreased by $44,000, or 14.72%, to $255,000, compared to 2006 at $299,000.  This decrease was due to the write-off of $38,000 of deposit premiums in December of 2006. The write-off and subsequent elimination of monthly amortization of those premiums accounts for the decrease.

For comparison, amortization expense-deposit acquisition premiums, increased in 2006, to $299,000, compared to $262,000 in 2005, an increase of $37,000, or 14.12%.  As previously stated, $38,000 of deposit premiums was written off in December of 2006. This accounted for the variation from 2005 to 2006.

Stationary and printing supplies increased by $92,000, or 37.25%, to $339,000, compared to 2006 at $247,000.  This increase was due in part to a classification change in which certain computer printing supplies were charged to stationary and printing supplies in 2007 where in previous years these expenses were charged to computer supplies. Additionally, the Company has purchased equipment in relation to a remote deposit capture system instituted in 2007. These charges are reflected in this increase.

For comparison, stationary and printing supplies increased in 2006, to $247,000, compared to $216,000 in 2005, an increase of $31,000, or 14.35%.  This increase was considered normal due to the addition of two branch offices in 2005. The increase in 2006 reflected the additional stationary and printing supply costs of these offices for a full calendar year.

Every other non-interest expense is in the category of other. In 2007, this expense decreased $37,000, or 2.20%, to $1,641,000. The remaining components in this figure were: directors’ and associate directors’ fees and company education costs of $371,000; postage at $171,000; and advertising at $154,000. All were deemed to be in line with budget.

This compares to 2006 when this expense increased $480,000, or 40.06%, to $1,678,000. Of the $480,000 increase experienced in other non-interest expense in 2006, $192,000 of this increase was directly attributable to flood expenses incurred as the result of regional flooding in June 2006.  As previously stated, six of the Company’s twelve offices suffered damage as a result of the flooding.  Events of this nature are deemed to be non-recurring.

FEDERAL INCOME TAXES
The provision for income taxes in 2007 was $1,097,000, compared to $772,000 in 2006 and $985,000 in 2005. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 18% in 2007, 16% in 2006, and 18% in 2004. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income. The effective tax rate increased slightly in 2007 after falling slightly in 2006 relative to 2005. Please refer to Note 9 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2007.

QUARTERLY RESULTS
Table 6 shows the quarterly results of operations for the Company for 2007 and 2006.  Interest income increased steadily throughout 2007.  This was due primarily to increases in loan balances which were up 7.34% in 2007. Although the Federal Reserve Bank decreased the federal funds rate late in 2007, much of the loan portfolio remained unaffected by those rate decreases, as well as the corresponding decrease to the prime rate. A significant portion of the loan portfolio including residential mortgages is tied to longer term treasury rates which remained somewhat steady through 2007.

Interest expense decreased throughout 2007 as the Federal Reserve Bank acted aggressively through the latter half of 2007 to cut short term interest rates.  Many deposit accounts are tied to indexes which reflect closely the short-end of the yield curve (Fed Funds) and therefore, as rates go down, so does the resulting interest expense.  The decrease in short term interest rates, as well as the relatively slow deposit growth rate (1.18% for 2007) played key roles in the decreased interest expense in 2007.

Table 6 also shows that fluctuations were experienced in gains and losses through sales of available-for-sale securities in 2007 when compared to 2006.  This was due to activity in the investment portfolio aimed at positioning the portfolio for future periods. The sales of lower yielding securities for higher current market rate securities led to the incurred losses.

Other income remained somewhat steady throughout 2007 as did other expenses with the only exception coming in the third quarter when the Company took an impairment charge to other real estate owned in the amount of $575 thousand.

As a result of increased earnings through net interest income, earnings per common share increased steadily throughout 2007. Again, the only exception to this increase came in the third quarter of 2007.

TABLE 6

Quarterly Results of Operations
(In Thousands, Except for Per Share Data)
	Quarter Ended 2007
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$6,006	$6,036	$6,193	$6,376
Interest Expense	2,857	2,807	2,805	2,636
Net Interest Income	3,149	3,229	3,388	3,740
Provision for Loan Losses	(120)	(120)	(40)	0
Securities Gains/Losses	29	(165)	44	(30)
Other Income	772	1,013	783	862
Other Expense	(2,440)	(2,471)	(3,095)	(2,560)
Income Before taxes	1,390	1,486	1,080	2,012
Income Taxes	267	197	196	437
Net Income	$1,123	$1,289	$884	$1,575
Basic Earnings per share	$0.36	$0.41	$0.28	$0.50
Diluted Earnings per share	$0.36	$0.41	$0.28	$0.50
	Quarter Ended 2006
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$5,395	$5,661	$5,866	$5,776
Interest Expense	(2,383)	(2,594)	(2,822)	(2,998)
Net Interest Income	3,012	3,067	3,044	2,778
Provision for Loan Losses	(60)	(60)	(60)	(122)
Securities Gains/Losses	(17)	8	15	36
Other Income	672	645	675	756
Other Expense	(2,334)	(2,493)	(2,510)	(2,151)
Income Before taxes	1,273	1,167	1,164	1,297
Income Taxes	(228)	(175)	(179)	(190)
Net Income	$1,045	$992	$985	$1,107
Basic Earnings per share	$0.33	$0.32	$0.31	$0.35
Diluted Earnings per share	$0.33	$0.31	$0.31	$0.35

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
Return on average assets (ROA) measures the Company’s net income in relation to its total average assets. The Company’s ROA for 2007 was 1.17%, compared to 1.03% in 2006.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. For purposes of calculating ROE as of December 31, 2007, average stockholders’ equity does not include the effect of unrealized gains (losses), net of income taxes, on securities available for sale, reflected as accumulated other comprehensive income. Reference should be made to Note 2 in the Notes to Consolidated Financial Statements for an analysis of securities available for sale. The Company’s ROE for 2007 was 11.85%, compared to 10.32% for 2006.

FINANCIAL CONDITION
The Company’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Company has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds
 (Dollars In Thousands)
		2007			2006		2005
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Real Estate Loans	$115,490	$4,518	4.07%	$110,972	$2,085	1.91%	$108,887
Consumer Loans	17,143	(67)	(0.39)%	17,210	(377)	(2.14)%	17,587
Commercial Loans	123,854	4,950	4.16%	118,904	14,587	13.98%	104,317
Tax Exempt Loans	21,165	1,114	5.56%	20,051	915	4.78%	19,136
Other Loans	467	(6)	(1.27)%	473	(159)	(25.16)%	632
Total Loans	278,119	10,509	3.93%	267,610	17,051	6.81%	250,559
Less Allowance for Loan Loss	(2,025)	319		(2,344)	257		(2,601)
Total Loans with Loan Loss	276,094	10,828	4.08%	265,266	17,308	6.98	247,958
Taxable Securities (Include CDS)	65,438	(696)	(1.05)%	66,134	(6,224)	(8.60)%	72,358
Non-Taxable Securities	44,192	4,757	12.06%	39,435	49	0.12%	39,386
Total Securities	109,630	4,061	3.85%	105,569	(6,175)	(5.53)%	111,744
Time Deposit with Other Banks	315	315	100.00%	0	0	0%
Fed Funds Sold	723	(1,744)	(70.69)%	2,467	374	17.87%	2,093
Total Uses	$386,762	$13,460	3.61%	$373,302	$11,507	3.18%	$361,795

		2007			2006		2005
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Sources	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Interest Bearing Demand Deposits	$25,341	$(121)	(0.48)%	$25,462	$1,255	5.18%	$24,207
Regular Savings Deposits	106,969	11,609	12.17%	95,360	22,763	31.36%	72,597
Money Market Savings Deposits	35,355	(2,392)	(6.34)%	37,747	515	1.38%	37,232
Time Deposits	102,643	448	0.44%	102,195	(4,920)	(4.59)%	107,115
Total Interest Bearing Deposits	270,308	9,544	3.66%	260,764	19,613	8.13%	241,151
Other Borrowings
Short-Term Funds Borrowed	12,129	(474)	(3.76)%	12,603	556	4.62%	12,047
Long-Term Funds Borrowed	38,054	1,779	4.90%	36,275	(9,665)	(21.04)%	45,940
Total Funds Borrowed	50,183	1,305	2.67%	48,878	(9,109)	(15.71)%	57,987
Total Deposits and Funds Borrowed	320,491	10,849	3.50%	309,642	10,504	3.51%	299,138
Other Sources, net	66,271	2,611	4.10%	63,660	1,003	1.60%	62,657
Total Sources	$386,762	$13,460	3.61%	$373,302	$11,507	3.18%	$361,795

Total Sources of funds were up $13,460,000 in average balances for 2007 which is a 3.61% increase. The primary source of the increase was in regular savings deposits with an increase of $11,609,000 or 12.17%. Savings Deposits ended the 2007 year with an average balance of $106,969,000 compared to $95,360,000 in 2006.  Borrowed Funds were up slightly, $1,305,000 or 2.67% ending the year with an average balance of $50,183,000 compared to an average balance of $48,878,000 for 2006 and an average balance of $57,987,000 in 2005.

On the Asset side, the increase in funding was used to invest in both loans and investments. The average balance in Loans less the Loan Loss Allowance for 2007 was $276,094,000 compared to an average balance of $265,266,000 in 2006 and $247,958,000 in 2005.  Real Estate loans were $4,518,000 or 4.07% higher in average balances in 2007 averaging $115,490,000 and 2006 averaging $110,972,000. Commercial loans also were up in 2007 ending the year with an average balance of $123,854,000 which is an increase of $4,950,000 over 2006 ending average balance of $118,904,000.  Securities ended the 2007 year with an average balance of $109,630,000 compared to $105,569,000 million in 2006, an increase of $4,061,000.

Loan Portfolio Types
In 2007, loans to commercial borrowers helped fuel the growth in net loans. Residential mortgage loans increased only slightly with lower interest rates and mortgage finance companies making growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In Thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial	$156,358	$140,931	$132,054	$119,641	$112,617
Residential Real Estate Mortgage	116,922	112,883	109,034	106,454	105,949
Consumer	17,889	16,947	17,780	18,375	17,525
Total Loans	291,169	270,761	258,868	244,470	236,091
Deferred Loan Fees and Costs	445	414	377	344	276
Total Loans, net of Deferred	291,614	271,175	259,245	244,814	236,367
Allowance for Loan Loss	(2,451)	(1,792)	(2,375)	(2,739)	(2,093)
Net Loans	$289,163	$269,383	$256,870	$242,075	$234,274

Loans continued to increase in 2007, ending the year with $289,163,000 in net loans compared to $269,383,000 at year-end 2006, an increase of 7.34%. Commercial loans grew 10.95% to close the year at $156,358,000, compared to $140,931,000 at year-end 2006.

Residential mortgages were up 3.58% to $116,922,000, compared to $112,883,000 on December 31, 2006, an increase of $4,039,000.  Although our mortgage portfolio grew modestly in 2007, there was an additional $6,086,000 mortgage loans sold to Fannie Mae.  The Bank will continue to sell mortgages on the secondary market in order to attract and retain mortgage loans by offering more competitive rates and terms.

The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, including non-accrual loans.

The Bank has 9.31% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank has 21.07% of its loan portfolio maturing. The over-five-year maturity group makes up 69.62% of the portfolio.

For comparison, at December 31, 2006, the Bank had 9.66% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank had 21.79% of its portfolio. The over-five-year maturity group made up 68.55% of the portfolio.

TABLE 9
(In Thousands)
	One Year	Over One Year	Over	Total
	Or Less	Within Five Years	Five Years	Loans
Commercial	$16,996	$35,247	$104,115	$156,358
Real-Estate Construction	0	0	0	0
Real-Estate Mortgage	4,850	18,071	94,001	116,922
Installment	5,255	8,044	4,590	17,889
Total	$27,101	$61,362	$202,706	$291,169

Total Loans with Predetermined Rates	$17,553	$30,117	$33,183	$80,853
Total Loans with Variable Rates	9,548	31,245	169,523	210,316
Total	$27,101	$61,362	$202,706	$291,169

TABLE 10

Non-performing Loans

(Dollars In Thousands)	December 31,
	2007	2006	2005	2004	2003
Non-accrual and Restructured	$395	$445	$1,105	$2,063	$984
Loans Past Due 90 or More Days, Accruing Interest	91	275	0	130	105
Total Nonperforming Loans	486	720	1,105	2,193	1,089
Foreclosed Assets	4,675	5,062	117	257	115
Total Nonperforming Assets	$5,161	$5,782	$1,222	$2,450	$1,204
Nonperforming Loans to Total Loans at Period-end	0.17%	0.27%	0.43%	0.91%	0.47%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	1.74%	2.10%	0.47%	1.01%	0.52%

Interest Income That Would Have Been Recorded Under
Original Terms	$32	$84	$59	$94	$62
Interest Income Recorded During the Period	$15	$7	$9	$29	$3

Commitments To Lend Additional funds	$0	$0	$0	$0	$0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Management believed that certain risks, primarily current economic conditions, warranted an increase in the allowance for loan losses for the year ended December 31, 2007 and as such, the Company allotted $280,000 for provision for loan losses in 2007. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2007, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgment is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience
(Dollars In Thousands)

	Year Ended,
	Dec 2007	Dec 2006	Dec 2005	Dec 2004	Dec 2003
Average Total Loans	$278,119	$267,610	$250,559	$241,037	$229,293

Balance at Beginning of Period	$1,792	$2,375	$2,739	$2,093	$1,935
Charge Offs
Commercial	0	797	633	335	94
Residential Real Estate	0	21	31	0	10
Installment	73	98	129	108	81
Total Charge Offs	73	916	793	443	185
Recoveries
Commercial	422	5	0	12	21
Residential Real Estate	3	5	0	0	5
Installment	27	21	37	27	28
Total Recoveries	452	31	37	39	54
Net Charge-Offs (Recoveries)	(379)	885	756	404	131
Provision for Loan Losses	280	302	392	1050	289
Balance at End of Period	$2,451	$1,792	$2,375	$2,739	$2,093
Allowance for Credit Losses to Period-end Total Loans	0.84%	0.66%	0.92%	1.12%	0.89%
Allowance for Credit Losses to Non-accrual Loans	620.51%	402.70%	206.62%	132.77%	212.70%
Net Charge-Offs (Recoveries) to Average Loans	(0.14%)	0.33%	0.29%	0.17%	0.06%

TABLE 12

The following table details the allocation of the allowance for loan losses to various categories:
Allocation of Allowance
(Dollars In Thousands)	Dec 2007	% of Loan Type to Total Loans	Dec 2006	% of Loan Type to Total Loans	Dec 2005	% of Loan Type to Total Loans
Commercial	$1,428	53.70%	$1,429	52.05%	$2,035	58.56%
Real Estate Mortgage	738	40.15%	274	41.69%	286	38.11%
Consumer	285	6.15%	89	6.26%	54	3.33%
Non Performing	0	N/A	0	N/A	0	N/A
Total Allowance for Loan Losses	$2,451	100.00%	$1,792	100.00%	$2,375	100.00%

(Dollars In Thousands)	Dec 2004	% of Loan Type to Total loans	Dec 2003	% of Loan Type to Total Loans
Commercial	$2,366	48.94%	$1,677	47.70%
Real Estate Mortgage	272	43.54%	283	44.88%
Consumer	101	7.52%	133	7.42%
Non Performing	0	N/A	0	N/A
Total Allowance for Loan Losses	$2,739	100.00%	$2,093	100.00%

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

Securities available-for-sale increased by $2,444,000 in 2007. The securities available-for-sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate-debt securities, and equity securities. At December 31, 2007, the unrealized loss on securities available-for-sale included in stockholders’ equity totaled $ 1,390,000, net of tax, compared to unrealized losses of $395,000, net of tax, at December 31, 2006. The weighted-average maturity of the securities available-for-sale portfolio was ten years at December 31, 2007, with a weighted-average yield of 4.75%.

At December 31, 2007, the Company had 68 obligations of state and political subdivisions, 36 mortgage-backed securities, 5 corporate debt securities, 2 preferred equity securities, and 18 common equity securities in an unrealized loss position.  The Company had $526,000 of unrealized losses on variable-rate preferred stock issuances of FHLMC with a cost basis of $2,367,000 at December 31, 2007.  Substantially all of the decline in value of those securities occurred in late 2007, and the Company has concluded that the impairment of such securities at December 31, 2007 was the result of the recent issuance of new higher-yielding preferred stock by those government-sponsored agencies in response to the current housing market decline.  Also, these securities continue to have a high yield and the dividends received are tax exempt.  As such, the Company believes it is too soon to conclude that such unrealized losses were other than temporary.

At December 31, 2007, 18 common equity securities had totaled unrealized losses of $442,000.  These securities have traditionally been high-performing stocks.  As a result of recent market volatility in financial stocks from news of sub-prime lending problems, the fair value of most of the stocks held are “under water” as of December 31, 2007, and as such, are considered to be impaired.  The Company does not invest in bank stocks with the intent to turn them over for a profit in the near-term.  We invest in those stocks that we believe to have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  We buy and hold those stocks that we believe have potential to be an acquirer or to be acquired, providing additional value.  Also, the purchase and holding of these stocks will provide long-term capital gains to offset capital losses.  Stocks can be cyclical in nature and will experience some down periods.  Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains, therefore we believe that both unrealized losses and gains are likely to be temporary, when observing performance in the banking sector.

In management’s opinion, the unrealized losses on all other securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company has the intent and the ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2007.  Since the below table is by maturity or call date, it will not match the maturity schedule in the 2007 consolidated financial statements Note 2, which is done by contractual maturity.

TABLE 13

Securities by Maturities
(Amortized Cost)
	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
(Dollars In Thousands)		Average		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Available-for-Sale
US Government Agency	$0	0.00%	$0	0	$0	0.00%	$1,999	6.13%	$1,999	6.13%
State/County/Municipal Obligations	0	0.00%	10,998	3.50%	7,764	4.02%	26,595	4.13%	45,357	3.96%
Taxable Municipals	0	0.00%	0	0.00%	0	0.00%	1,995	5.99%	1,995	5.99%
Mortgage-Backed Securities	5,478	5.21%	17,129	5.09%	10,357	5.13%	12,292	5.59%	45,256	5.25%
Corporate/Other Securities	0	0.00%	4,251	5.39%	5,161	5.21%	2,081	6.02%	11,493	5.42%
Preferred Equity Securities	0	0.00%	0	0.00%	0	0.00%	2,367	5.16%	2,367	5.16%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	6,384	4.71%	6,384	4.71%
TOTAL Available-for-Sale	$5,478	5.21%	$32,378	4.59%	$23,282	4.78%	$53,713	4.57%	$114,851	4.75%

Table 14 shows the balance of securities for the past three years on December 31. More details on securities can be found in Note 3 of the Consolidated Financial Statements.

TABLE 14

Securities (Fair Value)

(In Thousands)	December 31,
	2007	2006	2005
U. S. Government/Agency Obligations	$2,002	$11,118	$24,604
State/Municipal Obligations	44,505	30,338	40,477
Taxable Municipal	1,994	0	0
Mortgage-backed Securities	45,168	57,847	25,563
Other Securities	19,077	10,999	17,669
Total Securities Available-for-Sale	$112,746	$110,302	$108,313

DEPOSITS
Table 15 shows average deposits and other borrowings balances and rates for 2007, 2006 and 2005. The Company experienced growth of $9,544,000 in average interest bearing deposits and $2,725,000 in average non-interest bearing deposits during 2007 compared to an increase of $19,613,000 in average interest bearing deposits and $4,314,000 in average non-interest bearing deposits in 2006.  Average savings accounts increased the most with an increase of $11,609,000 during 2007 due to the continued popularity of the certificate savings product.  Average time deposits increased $448,000 in 2007 compared to a decrease of $4,920,000 in 2006.  In 2007, average other borrowings increased slightly averaging $50,183,000 compared to the average balance of $48,878,000 in 2006.

TABLE 15

Average Deposits and Other Borrowings
(Dollars In Thousands)
	2007			2006			2005
	Amount	Rate	Diff $	Amount	Rate	Diff $	Amount	Rate
Interest Bearing Demand Deposits	$25,341	1.14%	$(121)	$25,462	1.03%	$1,255	$24,207	0.70%
Savings Deposits	106,969	3.10%	11,609	95,360	3.29%	22,763	72,597	1.73%
Money Market Savings	35,355	3.08%	(2,392)	37,747	3.83%	515	37,232	2.45%
Time Deposits	102,643	4.22%	448	102,195	3.82%	(4,920)	107,115	3.22%
Total Interest Bearing Deposits	270,308	3.34%	9,544	260,764	3.35%	19,613	241,151	2.40%
Other Borrowings	50,183	4.16%	1,305	48,878	4.19%	(9,109)	57,987	4.25%
Total Interest Bearing Liabilities	320,491	3.46%	10,849	309,642	3.49%	10,504	299,138	2.76%
Non-Interest Bearing Demand Deposits	52,613		2,725	49,888		4,314	45,574
Total	$373,104	2.98%	$13,574	$359,530	3.01%	$14,818	$344,712	2.98%

MATURITIES OF TIME DEPOSITS
The maturities on the time deposits of $100,000 and over are distributed over all four categories, showing no particular period with a concentration that would pose a liquidity risk to the Bank.  Table 16 shows the dollar amount of large time deposits in each time category as well as the overall percentage of each category.

TABLE 16

Maturities

(Dollars In Thousands)	December 31, 2007
	Amount	Percent
Three Months or Less	$6,961	26.85%
Over Three Month through Six Months	9,960	38.41%
Over Six Months through Twelve Months	4,599	17.73%
Over Twelve Months	4,410	17.01%
Total	$25,930	100.00%

SHORT AND LONG-TERM BORROWINGS
Short-term borrowings, which are overnight or less than 30-day borrowings, consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and U.S. Treasury tax and loan notes. Long-term borrowings consist of notes from the Federal Home Loan Bank. These notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock. For more details on short and long-term borrowings see Notes 6 and 7 of the Notes to Consolidated Financial Statements.

TABLE 17

Borrowed Funds

(In Thousands)	December 31,
	2007	2006
Other Short-Term Borrowings	$22,848	$12,574
FHLB Long-Term Borrowings	38,534	36,525
Total	$61,382	$49,099

CAPITAL ACCOUNTS
Total stockholders’ equity increased 3.79%, or $1,565,000, from year-end 2006 to finish at $42,805,000. A common ratio used to determine the effective use of capital is the return on average equity. For the year ended December 31, 2007, this ratio was 11.85%, compared to 10.32% at December 31, 2006. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2007, the equity-to-assets ratio was 9.85%, compared to 9.91% at year-end 2006. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

The 2007 results are comparable to the results experienced in 2006 when total stockholders’ equity increased 4.10% or $1,624,000 over year-end 2005. The return on average equity for the year ended December 31, 2006 ratio was 10.32%, compared to 11.37% at December 31, 2005.  At year-end 2006, the equity-to-assets ratio was 9.91% compared to 10.13% at year-end 2005.

Net income increased capital by $4,871,000 in 2007 and dividends reduced that number by $2,383,000. The securities portfolio decreased in value by $995,000, net of tax in 2007. Since all of our securities are available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $69,000 in net treasury stock issued increased the capital account to equal the total net change.  From time to time, the Company has purchased PFSC stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan and stock compensation plan. During the year 2007, 3,500 shares were purchased in this manner. There were 8,119 shares issued from the treasury stock account by individuals exercising options. The investment banking firms of Ferris, Baker Watts, Incorporated and Ryan Beck & Co. have been known to make markets in PFSC common stock.

Net Income increased capital by $4,129,000 in 2006 and dividends reduced that number by $2,392,000. The securities portfolio increased in value by $566,000 in 2006. Again, since all of our securities were available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $682,000 in net treasury stock purchases reduced the capital account to equal the total net change.

The following table represents the Company’s capital position as it compares to the regulatory guidelines at December 31, 2007.

TABLE 18

Capital Ratios

	December 31	December 31	Regulatory
	2007	2006	Requirement

Tier 1 capital to risk-weighted assets	13.64%	13.99%	4.00%
Total capital to risk-weighted assets	14.42%	14.64%	8.00%
Tier 1 capital to average assets-leverage ratio	10.14%	9.77%	4.00%

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

The following sets forth the Company’s interest sensitivity analysis as of December 31, 2007:

TABLE 19

Statement of Interest Sensitivity Gap
(Dollars In Thousands)
	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest Bearing Deposits With Other Banks	$555	$0	$0	$0	$0
Loans	98,439	9,514	29,455	82,848	71,358
Securities	5,211	4,599	7,188	39,874	55,874
Federal Funds Sold	0	0	0	0	0
Total Rate Sensitive Assets	104,205	14,113	36,643	122,722	127,232
Cumulative Rate Sensitive Assets	$104,205	$118,318	$154,961	$277,683	$404,915
RATE SENSITIVE LIABILITIES
Interest Bearing Checking	$261	$261	$522	$4,177	$22,016
Money Market Deposits	354	353	708	5,661	29,837
Regular Savings	1,318	952	1,905	15,239	80,322
CDs and IRAs	25,609	36,275	16,372	27,644	3,913
Short-term Borrowings	22,848	0	0	0	0
Long-term Borrowings	410	306	3,127	16,561	18,130
Total Rate Sensitive Liabilities	50,800	38,147	22,634	69,282	154,218
Cumulative Rate Sensitive Liabilities	$50,800	$88,947	$111,581	$180,863	$335,081

Period Gap	$53,405	$(24,034)	$14,009	$53,440	$(26,986)
Cumulative Gap	$53,405	$29,371	$43,380	$96,820	$69,834
Cumulative RSA to RSL	205.13%	133.02%	138.88%	153.53%	120.84%
Cumulative Gap to Total Assets	12.29%	6.76%	9.99%	22.29%	16.07%

The Federal Reserve’s Open Market Committee (FOMC), kept rates steady through the first half of 2007.  However, the latter half of 2007 was a different story. As issues surrounding sub-prime real estate lending and credit concerns gripped the financial sector of the economy, the FOMC acted quickly to reverse the tightening course charted since June of 2004 and began an easing cycle which continued through the end of 2007 and into 2008. For the year ended December 31, 2007, the overnight Fed Funds Rate was decreased a total of 100 basis points ending the year at 4.25%.  The effect of the easing has been a steeper yield curve throughout late 2007.  While the short end of the curve has moved down in conjunction with the Fed Funds Rate, the long end of the curve, which is not controlled by the FOMC, has remained steady.  The result of this steeper curve is that the net interest margin in 2007 increased to 3.82% when compared to the net interest margin of 3.49% for the year ended December 31, 2006. The increase to the net interest margin is the result of more liability rates resetting at lower levels and reacting more swiftly to moves by the FOMC. The asset side of the Company’s balance sheet has remained less reactive to rate movements. While this has presented a positive opportunity to the Company in the near-term, it also presents some challenges. As customers seek more competitive rates on their deposits, the Company has implemented higher rate, short-term deposit alternatives for customers. This has helped to mitigate the loss of deposits to competitors.

Compare these results to 2006 when the Fed Funds rate was increased 100 basis points. The result was a net interest margin that fell to 3.49% for the year ended December 31, 2006 compared to 3.73% for the year ended 2005.

LIQUIDITY
The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, loan payments on existing loans or investments available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. On December 31, 2007, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $181,852,000.  During the Year 2007, modest increases in deposits as well as increased dependence on overnight borrowings at the Federal Home Loan Bank provided the majority of additional cash with operating activities also contributing to liquidity. The funds were used primarily to grant loans to customers, purchase additional investment securities, and to pay dividends to our shareholders.

The following table represents the aggregate on-and-off balance sheet contractual obligations to make future payments.

TABLE 20

Contractual Obligations
(In Thousands)	December 31, 2007

	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total

Time Deposits	$78,225	$15,131	$12,512	$3,944	$109,812
Long-term Debt	3,843	4,355	12,206	18,130	38,534
Operating Leases	71	111	69	408	659
Standby Letters of Credit	2,999	1551	0	0	4,550
	$85,138	$21,148	$24,787	$22,482	$153,555

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

OFF-BALANCE-SHEET ARRANGEMENTS
The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance-sheet instruments. Unused commitments, at December 31, 2007, totaled $40,072,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously stated in this document, the Federal Reserve Bank decreased the Fed Funds Rate a total of 100 basis points in 2007.  While short-term rates decreased, longer rates have remained somewhat stationary.  This has caused a steeper yield curve which can have an effect of increasing the Bank’s earnings growth.  This is due to the payment of lower, short-term deposit interest while at the same time experiencing little or no deterioration to interest income from longer maturity loans.  With this being said, the Bank monitors this interest sensitivity on a monthly basis.  The model used by the Bank shows interest rate sensitivity exceptions in the twelve-month period testing at the negative 200 and 300 basis point scenarios. The results of the latest simulation follow. The simulation shows a possible increase in net interest income of 3.90%, or $621,000, in a +200 basis point rate shock scenario over a one-year period.  A decrease of 11.80% or $1,880,000 is shown in the model at a -200 basis point rate shock.  The Bank will continue to monitor this rate sensitivity going forward.  See previous discussions on Interest Rate Sensitivity.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Peoples Financial Services Corp.

Hallstead, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  Peoples Financial Service Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006, Peoples Financial Services Corp. and subsidiaries changed its method of accounting for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 14, 2008

Peoples Financial Services Corp. and Subsidiaries

Consolidated Balance Sheets
	December 31,
	2007	2006
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$8,051	$6,707
Interest bearing deposits in other banks	555	3,446
Federal funds sold	0	2,227

Cash and Cash Equivalents	8,606	12,380
Securities available for sale	112,746	110,302
Loans receivable, net of allowance for loan losses 2007 $2,451; and 2006 $1,792	289,163	269,383
Premises and equipment, net	5,872	6,183
Accrued interest receivable	2,237	1,855
Intangible assets	1,076	1,331
Other real estate owned	4,675	5,062
Bank owned life insurance	7,614	7,317
Other assets	2,445	2,455
Total Assets	$434,434	$416,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$53,731	$50,940
Interest-bearing	273,699	272,673

Total Deposits	327,430	323,613

Short-term borrowings	22,848	12,574
Long-term borrowings	38,534	36,525
Accrued interest payable	925	703
Other liabilities	1,892	1,613

Total Liabilities	391,629	375,028

STOCKHOLDERS’ EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,138,493 shares and 3,133,874 shares December 31, 2007 and 2006, respectively	6,683	6,683
Surplus	3,083	3,046
Retained earnings	38,824	36,336
Accumulated other comprehensive loss	(1,390)	(395)
Treasury stock, at cost, 202,758 and 207,377 shares at December 31, 2007 and 2006, respectively	(4,395)	(4,430)

Total Stockholders’ Equity	42,805	41,240

Total Liabilities and Stockholders’ Equity	$434,434	$416,268

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

Consolidated Statements of Income
	Years Ended December 31,
	2007	2006	2005
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$19,481	$17,996	$15,986
Securities:
Taxable	3,351	3,032	3,086
Tax-exempt	1,717	1,484	1,523
Other	62	186	77
Total Interest Income	24,611	22,698	20,672

INTEREST EXPENSE
Deposits	9,019	8,748	5,786
Short-term borrowings	640	524	319
Long-term borrowings	1,446	1,525	2,143
Total Interest Expense	11,105	10,797	8,248

Net Interest Income	13,506	11,901	12,424

PROVISION FOR LOAN LOSSES	280	302	392

Net Interest Income after Provision for Loan Losses	13,226	11,599	12,032

OTHER INCOME
Customer service fees	1,947	1,770	1,749
Investment division commission income	340	260	201
Earnings on investment in life insurance	297	281	263
Other income	626	437	382
Realized gain on sale of interest in insurance agency	220	0	0
Net realized gains (losses) on sales of securities available for sale	(122)	42	222
Total Other Income	3,308	2,790	2,817

OTHER EXPENSES
Salaries and employee benefits	4,767	4,498	4,199
Occupancy	788	674	564
Equipment	508	484	427
FDIC insurance and assessments	151	127	141
Professional fees and outside services	371	337	471
Prepayment penalty – FHLB	0	0	808
Computer service and supplies	785	774	778
Taxes, other than payroll and income	386	370	324
Impairment charge-other real estate owned	575	0	0
Amortization expense – deposit acquisition premiums	255	299	262
Stationary and printing supplies	339	247	216
Other	1,641	1,678	1,198
Total Other Expenses	10,566	9,488	9,388

Income before Income Taxes	5,968	4,901	5,461
FEDERAL INCOME TAXES	1,097	772	985
Net Income	$4,871	$4,129	$4,476

EARNINGS PER SHARE
Basic	$1.55	$1.31	$1.42
Diluted	$1.55	$1.31	$1.41
See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance - December 31, 2004	$6,683	$2,821	$35,665	$618	$(3,433)	$42,354
Comprehensive income:
Net income	0	0	4,476	0	0	4,476
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,579)	0	(1,579)

Total Comprehensive Income						2,897
Cash dividends declared, ($1.76 per share)	0	0	(5,542)	0	0	(5,542)
Shares issued from treasury related to stock purchase plans (10,084 shares)	0	174	0	0	89	263
Purchase of treasury stock (10,215 shares)	0	0	0	0	(356)	(356)

Balance - December 31, 2005	6,683	2,995	34,599	(961)	(3,700)	39,616
Comprehensive income:
Net income	0	0	4,129	0	0	4,129
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	566	0	566

Total Comprehensive Income						4,695
Stock option expense	0	3	0	0	0	3
Cash dividends declared, ($0.76 per share)	0	0	(2,392)	0	0	(2,392)
Shares issued from treasury related to stock purchase plans (4,783 shares)	0	48	0	0	53	101
Purchase of treasury stock (26,579 shares)	0	0	0	0	(783)	(783)

Balance - December 31, 2006	6,683	3,046	36,336	(395)	(4,430)	41,240
Comprehensive income:
Net income	0	0	4,871	0	0	4,871
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(995)	0	(995)

Total Comprehensive Income						3,876
Stock option expense	0	3	0	0	0	3
Cash dividends declared, ($0.76 per share)	0	0	(2,383)	0	0	(2,383)
Shares issued from treasury related to stock purchase plans (8,119 shares)	0	34	0	0	129	163
Purchase of treasury stock (3,500 shares)	0	0	0	0	(94)	(94)

Balance - December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,871	$4,129	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	891	900	753
Provision for loan losses	280	302	392
Losses on sales or retirements of equipment	0	9	0
Gain on sale of other real estate owned	0	(59)	(85)
Impairment charge-other real estate owned	575	0	0
Amortization of securities’ premiums and accretion of discounts, net	380	417	578
Amortization of deferred loan costs	254	267	234
Gain on sale of interest in insurance agency	(220)	0	0
(Gain) loss on sales of securities available for sale, net	122	(42)	(222)
Stock option expense	3	3	0
Deferred income taxes (benefit)	(83)	14	274
Net earnings on investment in life insurance	(297)	(281)	(263)
Proceeds from the sale of loans originated for sale	6,127	3,037	2,076
Net gain on sale of loans originated for sale	(38)	(27)	(33)
Loans originated for sale	(6,166)	(3,090)	(2,180)
(Increase) decrease in assets:
Accrued interest receivable	(382)	(28)	160
Other assets	275	(157)	(693)
Increase in liabilities:
Accrued interest payable	222	81	72
Other liabilities	279	227	338
Net Cash Provided by Operating Activities	7,093	5,702	5,877
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in insurance agency	551	0	0
Proceeds from sale of available for sale securities	60,489	60,977	27,122
Proceeds from maturities of and principal repayments on available for sale securities	16,220	12,555	16,960
Purchase of available for sale securities	(81,163)	(73,973)	(41,545)
Net increase in loans	(20,555)	(18,868)	(15,157)
Purchase of premises and equipment	(325)	(1,016)	(1,424)
Proceeds from sale or retirements of equipment	0	60	0
Proceeds from sale of other real estate	130	183	342
Net Cash Used in Investing Activities	(24,653)	(20,082)	(13,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	3,817	26,651	22,187
Proceeds from long-term borrowings	11,275	3,100	12,200
Repayment of long-term borrowings	(9,266)	(1,345)	(23,464)
Net increase (decrease) in short-term borrowings	10,274	(5,268)	3,228
Proceeds from sale of treasury stock	163	101	263
Purchase of treasury stock	(94)	(783)	(356)
Cash dividends paid	(2,383)	(2,392)	(5,542)
Net Cash Provided by Financing Activities	13,786	20,064	8,516
Increase (Decrease) in Cash and Cash Equivalents	(3,774)	5,684	691
CASH AND CASH EQUIVALENTS - BEGINNING	12,380	6,696	6,005
CASH AND CASH EQUIVALENTS - ENDING	$8,606	$12,380	$6,696

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2007	2006	2005
		(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$10,833	$10,716	$8,176
Income taxes paid	$805	$605	$957
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$318	$5,068	$117
Securities acquired in settlement of loans	$0	$1,065	$0

See notes to consolidated financial statements

Peoples Financial Services Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Peoples Financial Services Corp. (the “Company”) and its wholly-owned subsidiaries, Peoples National Bank (the “Bank”), Peoples Advisors, LLC and Peoples Financial Capital Corporation. The Bank has two wholly owned subsidiaries, Peoples Financial Leasing, LLC and Peoples Investment Holdings, LLC. Peoples Financial Capital Corporation, Peoples Investment Holdings, LLC, and Peoples Financial Leasing, LLC were all incorporated in April of 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company provides a variety of financial services, through the Bank, to individuals, small businesses and municipalities through its seven Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen and Tunkhannock, which are small communities in a rural setting.  In 2002, the Company started operating in New York with an office located in Norwich.  The Company opened an office in Conklin, New York, in March 2003 at which time the Norwich office was closed and its deposits transferred to the Conklin office.  The Company opened two new offices in 2005, Deposit, New York, April 2005, and the Town of Chenango, New York, June 2005.  The Bank’s primary deposits are checking accounts, savings accounts and certificates of deposit.  Its primary lending products are single-family residential loans and loans to small businesses.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The Company is subject to regulation of the Federal Reserve Bank.  Peoples Advisors, LLC is a member-managed liability company under the laws of the Commonwealth of Pennsylvania for the purpose of providing investment advisory services to the general public. Peoples Financial Leasing, LLC provides employee leasing services to the Bank. Peoples Investment Holdings, LLC is incorporated in the state of Delaware and maintains and manages the intangible investments of the Bank and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware. Peoples Financial Capital Corporation is also incorporated in the state of Delaware and maintains and manages the intangible investments of the Company and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and determination of other-than-temporary impairment losses on securities.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses are recognized through a valuation allowance by charges to income.  The Company had mortgages of $77,000 and $80,000 held for sale at December 31, 2007 and 2006, respectively.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method.  These intangible assets were $1,076,000 and $1,331,000 net of accumulated amortization of $2,811,000 and $2,556,000 at December 31, 2007 and 2006, respectively.  Amortization expense was $255,000 for 2007, $299,000 for 2006 and $262,000 for 2005. Amortization expense is estimated to be $258,000 per year for the next four years.  The fluctuation in the 2006 expense is due to the impairment on the Norwich Branch deposit acquisition recognized in the fourth quarter of 2006 which totaled $38,000.

Other Real Estate Owned

Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure.  The Company includes such properties in other assets.  A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.  Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis.  Subsequent declines in the recorded value of the property prior to its disposal and costs to maintain the assets are included in other expense.  In addition, any gain or loss realized upon disposal is included in other income or expense.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Company is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred.  Advertising expense for the years ended December 31, 2007, 2006, and 2005 was $154,000, $167,000 and $151,000, respectively.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share (Continued)

The following table shows the amounts used in computing earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)
2007:
Basic EPS	$4,871	3,136	$1.55
Dilutive effect of potential common stock, stock options (9,984 options)	0	10	.00

Diluted EPS	$4,871	3,146	$1.55

2006:
Basic EPS	$4,129	3,144	$1.31
Dilutive effect of potential common stock, stock options (12,074 options)	0	12	.00

Diluted EPS	$4,129	3,156	$1.31

2005:
Basic EPS	$4,476	3,151	$1.42
Dilutive effect of potential common stock, stock options (17,019 options)	0	17	.01

Diluted EPS	$4,476	3,168	$1.41

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$(1,629)	$900	$(2,170)
Reclassification adjustment for (gains) losses realized in net income	122	(42)	(222)

Net Unrealized Gains (Losses)	(1,507)	858	(2,392)

Tax effect	512	(292)	813

Net of Tax Amount	$(995)	$566	$(1,579)

Stock-Based Compensation

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

As of December 31, 2007, the Company had 3,850 stock options not fully vested and there was approximately $1,000 of total unrecognized compensation cost related to these non-vested options. The cost is expected to be recognized monthly on a straight-line basis through December 31, 2008.  For the year ended December 31, 2007 there were no stock options granted.  For the year ended December 31, 2007 there was stock option expense of $3,000 included in salaries and employee benefits in the accompanying consolidated statement of income related to share based payments granted prior to, but not yet vested as of January 1, 2006.  Therefore, as a result of adopting Statement No. 123(R) the Company’s net income for the year ended December 31, 2007 was $3,000 lower than if the Company had continued to account for share-based compensation under Opinion No. 25.  Basic earnings per share and diluted earnings per share for the year ended December 31, 2007 were not affected by the adoption.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the year ended December 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.  The following weighted average assumptions were used with the Black-Scholes model for options granted in 2005:  risk free interest rate of 4.31%; volatility of 20%; dividend yield of 2.47%; and an expected life of six years.  The weighted-average fair value of options granted was $6.43 per share in 2005.

2005
Net income as reported	$4,476
Total stock-based compensation cost, net of tax, which would have been included in the determination of net income if the fair value based method had been applied to all awards	(26)

Pro forma net income	$4,450

Basic earnings per share:
As reported	$1.42
Pro forma	$1.41

Diluted earnings per share:
As reported	$1.41
Pro forma	$1.40

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Peoples Financial Leasing, LLC provides employee leasing services to the Bank.

Peoples Investment Holdings, LLC manages the intangible investments of the Bank and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

Peoples Financial Capital Corporation maintains and manages the intangible investments of the Company and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

New Accounting Standards

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy that are associated with a postretirement benefit, EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or, Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  As a result of adopting this standard, the Company will record a cumulative effect adjustment of $71,000 effective January 1, 2008.  In addition, there will be an ongoing monthly benefit expense of approximately $1,200 in connection with the postretirement cost of insurance for split-dollar life insurance coverage.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Adoption of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

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

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not expect SAB 110 to have a material impact on its consolidated financial statements.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized.  The Company does not expect that the adoption of FASB No. 157 and FSP 157-b will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Peoples Financial Services Corp. and Subsidiaries

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to 2007 presentation.  Those reclassifications had no effect on net income.

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 – SECURITIES

At December 31, 2007 and 2006, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2007:
U.S. Government agencies and corporations	$1,999	$3	$0	$2,002
Obligations of state and political subdivisions	45,357	28	(880)	44,505
Taxable obligations of state and political subdivisions	1,995	0	(1)	1,994
Corporate debt securities	11,493	35	(263)	11,265
Mortgage-backed securities	45,256	241	(329)	45,168
Preferred equity securities	2,367	0	(526)	1,841
Common equity securities	6,384	29	(442)	5,971
Total	$114,851	$336	$(2,441)	$112,746

December 31, 2006:
U.S. Government agencies and corporations	$11,110	$8	$0	$11,118
Obligations of state and political subdivisions	30,430	96	(188)	30,338
Corporate debt securities	3,404	0	(147)	3,257
Mortgage-backed securities	58,538	62	(753)	57,847
Preferred equity securities	2,366	167	0	2,533
Common equity securities	5,052	157	0	5,209
Total	$110,900	$490	$(1,088)	$110,302

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 2007, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due after one year through five years	$4,881	$4,736
Due after five years through ten years	7,660	7,527
Due after ten years	48,303	47,503
	60,844	59,766

Mortgage-backed securities	45,256	45,168
Equity securities	8,751	7,812
	$114,851	$112,746

Proceeds from sale of available-for-sale securities during 2007, 2006 and 2005 were $60,489,000, $60,977,000, and $27,122,000, respectively.  Gross gains realized on these sales were $186,000, $663,000, and $463,000, respectively.  Gross losses on these sales were $308,000, $621,000, and $241,000, respectively.

Securities with a carrying value of $33,189,000 and $32,842,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 – SECURITIES (CONTINUED)

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 (in thousands):

December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$27,688	$(746)	$12,447	$(134)	$40,135	$(880)
Taxable obligations of state and political subdivisions	491	(1)	0	0	491	(1)
Corporate debt securities	6,942	(126)	2,207	(137)	9,149	(263)
Mortgage-backed securities	4,099	(23)	20,438	(306)	24,537	(329)
Preferred equity securities	1,841	(526)	0	0	1,841	(526)
Common equity securities	1,383	(442)	0	0	1,383	(442)
Total Temporarily Impaired Securities	$42,444	$(1,864)	$35,092	$(577)	$77,536	$(2,441)

December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$7,850	$(38)	$10,920	$(150)	$18,770	$(188)
Corporate debt securities	0	0	3,257	(147)	3,257	(147)
Mortgage-backed securities	13,686	(49)	22,228	(704)	35,914	(753)
Total Temporarily Impaired Securities	$21,536	$(87)	$36,405	$(1,001)	$57,941	$(1,088)

Peoples Financial Services Corp. and Subsidiaries

NOTE 2 - SECURITIES (CONTINUED)

At December 31, 2007, the Company had 68 obligations of state and political subdivisions, 36 mortgage-backed securities, 5 corporate debt securities, 2 preferred equity securities, and 18 common equity securities in an unrealized loss position.  The Company had $526,000 of unrealized losses on variable-rate preferred stock issuances of FHLMC with a cost basis of $2,367,000 at December 31, 2007.  Substantially all of the decline in value of those securities occurred in late 2007, and the Company has concluded that the impairment of such securities at December 31, 2007 was the result of the recent issuance of new higher-yielding preferred stock by those government-sponsored agencies in response to the current housing market decline.  Also, these securities continue to have a high yield and the dividends received are tax exempt.  As such, the Company believes it is too soon to conclude that such unrealized losses were other than temporary.

At December 31, 2007, 18 common equity securities had totaled unrealized losses of $442,000.  These securities have traditionally been high-performing stocks.  As a result of recent market volatility in financial stocks from news of sub-prime lending problems, the fair value of most of the stocks held are “under water” as of December 31, 2007, and as such, are considered to be impaired.  The Company does not invest in bank stocks with the intent to turn them over for a profit in the near-term.  We invest in those stocks that we believe to have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  We buy and hold those stocks that we believe have potential to be an acquirer or to be acquired, providing additional value.  Also, the purchase and holding of these stocks will provide long-term capital gains to offset capital losses.  Stocks can be cyclical in nature and will experience some down periods.  Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains, therefore we believe that both unrealized losses and gains are likely to be temporary, when observing performance in the banking sector.

In management’s opinion, the unrealized losses on all other securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company has the intent and the ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 3 - LOANS RECEIVABLE

The composition of loans receivable at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(In Thousands)
Commercial	$63,091	$60,326
Real Estate:
Commercial	93,267	80,605
Residential	116,922	112,883
Consumer	17,889	16,947

	291,169	270,761
Unearned net loan origination fees and costs	445	414
Allowance for loan losses	(2,451)	(1,792)
	$289,163	$269,383

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Balance, beginning	$1,792	$2,375	$2,739
Provision for loan losses	280	302	392
Recoveries	452	31	37
Loans charged off	(73)	(916)	(793)
Balance, ending	$2,451	$1,792	$2,375

The total recorded investment in impaired loans was $395,000 and $445,000 at December 31, 2007 and 2006, respectively, none of which required an allowance for loan losses.  For the years ended December 31, 2007, 2006 and 2005, the average balance of these impaired loans was $496,000, $449,000, and $1,113,000, respectively.  The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.  Interest income recognized for the time that the loans were impaired was $15,000, $7,000, and $9,000 in 2007, 2006 and 2005, respectively.

Peoples Financial Services Corp. and Subsidiaries

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

Loans on which the accrual of interest has been discontinued amounted to $395,000 and $445,000 at December 31, 2007 and 2006, respectively.  Loan balances past due 90 days or more and still accruing interest, and which management expects will eventually be paid in full, amounted to $91,000 and $275,000 at December 31, 2007 and 2006, respectively.  If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2007, 2006 and 2005, would have increased approximately $32,000, $84,000 and $59,000 respectively.  The amount of interest income on these loans that was included in net income for the years ended December 31, 2007, 2006 and 2005, was $15,000, $7,000 and  respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $2,740,000 and $390,000 at December 31, 2007 and 2006, respectively.  Advances and repayments during 2007 totaled $3,470,000 and $1,120,000, respectively.  These loans are made during the ordinary course of business at the Company’s normal credit terms.  There were no related party loans that were classified as non-accrual, past due, or restructured or were considered a potential credit risk at December 31, 2007 and 2006.

The Company has signed a participating member agreement to sell residential mortgages to Fannie Mae. The balance of loans sold as of December 31, 2007 to Fannie Mae is $6,094,000.  The Company continues to service loans that were sold to the FHLB of Pittsburgh (“FHLB”).  The agreement, with FHLB, included a maximum credit enhancement of $178,000 which the Company may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  The FHLB is funding the Spread Account at 0.25% of the outstanding balance of loans sold. The balance of loans sold as of December 31, 2007 to FHLB is $7,153,000.  The Company’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account.  As such, the Company does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying the Company 0.10% of the outstanding loan balance in the portfolio on a monthly basis.

The Company retains the servicing on the loans sold to Fannie Mae and FHLB and receives a fee based upon the principal balance outstanding.  During the years ended 2007 and 2006, the Company recognized $64,000 and $47,000, respectively, of servicing assets and amortized $13,000 and $25,000, respectively. The balance outstanding was $83,000 and $32,000 at December 31, 2007 and 2006, respectively.  The fair value of the servicing assets was $83,000 and $32,000 at December 31, 2007 and 2006, respectively, and was based on market quotes for pools of the mortgages stratified by rate and maturity date.

Peoples Financial Services Corp. and Subsidiaries

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2007 and 2006 are comprised of the following:

	2007	2006
	(In Thousands)
Land	$398	$398
Building and improvements	6,500	6,414
Furniture, fixtures and equipment	5,805	5,567

	12,703	12,379
Accumulated depreciation	(6,831)	(6,196)

	$5,872	$6,183

Depreciation expense was $636,000, $601,000, and $491,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5 – DEPOSITS

The composition of deposits at December 31, 2007 and 2006 were as follows:

	2007	2006
	(In Thousands)
Demand:
Non-interest bearing	$53,731	$50,940
Interest bearing	64,150	66,560
Savings	99,737	108,282
Time:
$100,000 and over	25,930	16,923
Less than $100,000	83,882	80,908

	$327,430	$323,613

At December 31, 2007, the scheduled maturities of time deposits are as follows (in thousands):

2008	$78,225
2009	9,736
2010	5,395
2011	5,690
2012	6,822
Thereafter	3,944

$109,812

Peoples Financial Services Corp. and Subsidiaries

NOTE 6 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings.  U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.  Short-term borrowings consisted of the following at December 31, 2007, 2006 and 2005:

	At and for the year ended December 31, 2007
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$10,281	$10,269	$11,722	3.01%
Federal Home Loan Bank	11,965	6,029	12,716	5.07%
U.S. Treasury tax and loan notes	602	503	1,014	4.39%
	$22,848	$16,801	$25,452	3.79%

	At and for the year ended December 31, 2006
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$11,591	$10,946	$13,394	4.07%
Federal Home Loan Bank	0	1,239	6,510	4.83%
U.S. Treasury tax and loan notes	983	418	1,019	4.46%
	$12,574	$12,603	$20,923	4.16%

	At and for the year ended December 31, 2005
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(In Thousands)
Securities sold under agreements to repurchase	$10,030	$10,537	$13,870	2.58%
Federal Home Loan Bank	7,220	1,114	7,220	3.21%
U.S. Treasury tax and loan notes	592	397	989	2.83%
	$17,842	$12,048	$22,079	2.65%

Peoples Financial Services Corp. and Subsidiaries

NOTE 6 - SHORT-TERM BORROWINGS (CONTINUED)

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets.  At December 31, 2007, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $181,852,000, of which $50,499,000 was outstanding in short and long-term borrowings.  All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $0 was outstanding at December 31, 2007 and 2006.  These borrowings are unsecured.

NOTE 7 - LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Due	Convertible	Strike Rate	Current Interest Rate	2007	2006
				(Dollars In Thousands)
September 2011	N/A	N/A	5.05	$696	$860
February 2016	N/A	N/A	4.86	936	1,028
February 2016	N/A	N/A	4.86	936	1,027
October 2011	January 2008	8.0	4.47	2,500	2,500
January 2007	N/A	N/A	4.06	0	7,500
September 2012	March 2008	8.0	3.69	5,000	5,000
February 2009	N/A	N/A	4.80	477	865
February 2013	February 2008	8.0	3.59	5,000	5,000
February 2008	N/A	N/A	2.69	107	737
June 2014	March 2008	8.0	4.47	5,000	5,000
January 2015	January 2008	8.0	4.31	5,000	5,000
November 2015	N/A	N/A	4.67	1,822	2,008
February 2017	N/A	N/A	4.99	3,060	0
August 2008	N/A	N/A	4.86	2,500	0
August 2010	N/A	N/A	4.85	2,500	0
December 2011	N/A	N/A	4.12	3,000	0
				$38,534	$36,525

Peoples Financial Services Corp. and Subsidiaries

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

 Detail of long-term debt at December 31, 2007 and 2006 is as follows:

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (5.01% at December 31, 2007) plus .13% to plus .28% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date.  If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

On September 26, 2005, the Bank prepaid $10 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income.  The FHLB advances were replaced with lower cost borrowings and certificates of deposits.  The Bank expensed prepayment fees of $808,000 associated with this transaction.

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2007 are as follows (in thousands):

2008	$3,843
2009	941
2010	3,414
2011	6,409
2012	5,797
Thereafter	18,130
$38,534

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

Peoples Financial Services Corp. and Subsidiaries

NOTE 8 - STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees.  The Plan is administered by a committee of the Board of Directors.  Under the Plan, 187,500 shares of common stock are reserved for possible issuance.  The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure.  Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant.  The vesting period of options granted is at the discretion of the Board of Directors.  Options granted during 2005, 2004 and 2003 expire in ten years.   There are 85,751 shares available for grant under this stock option plan as of December 31, 2007.

A summary of transactions under this Plan were as follows:

	2007		2006		2005
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	56,467	$20.03	61,500	$19.80	64,035	$18.83
Granted	0	0	0	0	4,500	30.75
Exercised	(8,119)	16.54	(4,783)	16.40	(6,285)	17.04
Forfeited	(750)	30.78	(250)	34.10	(750)	25.46

Outstanding, end of year	47,593	$20.75	56,467	$20.03	61,500	$19.80

Exercisable, end of year	43,743	$20.15	52,367	$19.44	57,150	$19.22

The weighted-average remaining contractual life of the options outstanding is approximately 4 years at December 31, 2007.  The weighted-average remaining contractual life of options exercisable at December 31, 2007 is approximately 4 years.  Stock options outstanding at December 31, 2007 are exercisable at prices ranging from $14.80 to $34.10 a share.  At December 31, 2007 the aggregate intrinsic value of options outstanding was $335,000 and the aggregate intrinsic value of options exercisable was $335,000.  At December 31, 2006, the aggregate intrinsic value of options outstanding was $401,000 and the aggregate intrinsic value of options exercisable was $401,000.  At December 31, 2005, the aggregate intrinsic value of options outstanding was $726,000 and the aggregate intrinsic value of options exercisable was $706,000.

Peoples Financial Services Corp. and Subsidiaries

NOTE 8 - STOCK PURCHASE PLANS

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan.  Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan.  Participation is available to all common stockholders.  The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees.  The Plan may purchase shares on the open market if available or they may be issued from treasury shares.  A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock.  A participant may withdraw from the Plan at any time.  Effective in 2005, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $850 each calendar month.  As of December 31, 2007, there are 78,728 remaining shares available for issuance under the Dividend Reinvestment and Stock Purchase Plan.

NOTE 9 - INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The Company has evaluated its tax positions as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania and State of New York.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Current	$1,180	$758	$711
Deferred	(83)	14	274
	$1,097	$772	$985

Peoples Financial Services Corp. and Subsidiaries

NOTE 9 - INCOME TAXES (CONTINUED)

The components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$678	$481
Deferred loan fees	4	6
Deferred compensation	374	383
Other	32	25
Impairment on security	216	216
Capital loss carry forward	3	97
Stock option expense	2	1
Alternative minimum tax credit	27	221
Impairment charge—other real estate owned	196	0
Unrealized loss on available for sale securities	715	203
	2,247	1,633
Deferred tax liabilities:
Depreciation	(221)	(213)
Section 481 Adjustment-Prepaid Expenses	(85)	(91)
Section 481 Adjustment-Deferred Loan Costs	(239)	(223)
	(545)	(527)
Net Deferred Tax Asset	$1,702	$1,106

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31 is as follows:

	2007		2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Federal income tax at statutory rate	$2,029	34%	$1,666	34%	$1,857	34%
Tax exempt interest	(907)	(15)	(866)	(18)	(778)	(14)
Non-deductible interest	116	2	119	2	85	2
Officers’ life insurance income	(111)	(2)	(112)	(2)	(98)	(2)
Other, net	(30)	(1)	(35)	(0)	(81)	(2)
	$1,097	18%	$772	16%	$985	18%

The income tax provision includes $(41,000), $14,000, and $75,000 in 2007, 2006 and 2005, respectively, of income tax (benefit) expense on net realized securities gains and losses.

Peoples Financial Services Corp. and Subsidiaries

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions.  The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors.  Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year.  During 2007, 2006 and 2005, ESOP contributions to the Plan charged to operations were $167,000, $131,000, and $113,000, respectively.  During 2007, 2006 and 2005, employer 401(k) matching contributions to the Plan charged to operations were $80,000, $79,000, and $72,000, respectively.  At December 31, 2007, 141,146 shares of the Company’s common stock were held in the Plan.  In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has deferred compensation agreements with its chief operating officer and certain directors that provide fixed retirement benefits.  The Bank’s deferred compensation liability as of December 31, 2007 and 2006 was $1,099,000 and $1,125,000, respectively.  The cost charged to operations for these deferred compensation plans was $59,000, $177,000, and $146,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 11 – CONTINGENCIES

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

The contract or notional amounts at December 31, 2007 and 2006 were as follows:

	2007	2006
	(In Thousands)
Commitments to grant loans	$6,904	$4,728
Unfunded commitments under lines of credit	28,618	27,553
Standby letters of credit	4,550	2,632
	$40,072	$34,913

Peoples Financial Services Corp. and Subsidiaries

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK  (CONTINUED)

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

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at December 31, 2007 and 2006 was $4,550,000 and $2,632,000, respectively and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,363,000 and $740,000, respectively.  The current amount of the liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

NOTE 13 - REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits.  The required reserve balance at December 31, 2007 and 2006 was $851,000 and $782,000, respectively.

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

Peoples Financial Services Corp. and Subsidiaries

NOTE 13 - REGULATORY MATTERS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2007, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTE 13 - REGULATORY MATTERS (CONTINUED)

The Company and Bank’s actual capital ratios as of December 31, 2007 and 2006, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2007:
Total capital (to risk-weighted assets):
Consolidated	$45,570	14.42%	$	≥25,283	≥8.00%		N/A	N/A
Peoples National Bank	40,741	13.02		≥25,025	≥8.00	$	≥31,281	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	43,119	13.64		≥12,642	≥4.00		N/A	N/A
Peoples National Bank	38,290	12.24		≥12,512	≥4.00		≥18,769	≥6.00
Tier 1 capital (to average assets):
Consolidated	43,119	10.14		≥17,002	≥4.00		N/A	N/A
Peoples National Bank	38,290	9.09		≥16,852	≥4.00		≥21,065	≥5.00

As of December 31, 2006:
Total capital (to risk-weighted assets):
Consolidated	$42,171	14.64%	$	≥23,049	≥8.00%		N/A	N/A
Peoples National Bank	38,431	13.50		≥22,767	≥8.00	$	≥28,459	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	40,304	13.99		≥11,524	≥4.00		N/A	N/A
Peoples National Bank	36,564	12.85		≥11,384	≥4.00		≥17,076	≥6.00
Tier 1 capital (to average assets):
Consolidated	40,304	9.77		≥16,497	≥4.00		N/A	N/A
Peoples National Bank	36,564	8.92		≥16,400	≥4.00		≥20,500	≥5.00

Peoples Financial Services Corp. and Subsidiaries

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2007 and 2006:

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,606	$8,606	$12,380	$12,380
Securities available-for-sale	112,746	112,746	110,302	110,302
Loans receivable, net of allowance	289,163	289,545	269,383	266,845
Accrued interest receivable	2,237	2,237	1,855	1,855

Financial liabilities:
Deposits	327,430	327,566	323,613	323,354
Short-term borrowings	22,848	22,848	12,574	12,574
Long-term borrowings	38,534	39,832	36,525	33,221
Accrued interest payable	925	925	703	703

Peoples Financial Services Corp. and Subsidiaries

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION

Balance Sheets

	December 31,
	2007	2006
	(In Thousands)
ASSETS

Cash	$535	$824
Investment in bank subsidiary	33,357	37,387
Investment in non-bank subsidiary	5,733	0
Due from subsidiary	335	387
Securities available for sale	2,695	2,696
Other assets	150	0
Total Assets	$42,805	$41,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$0	$54

Stockholders’ equity:
Common stock	6,683	6,683
Surplus	3,083	3,046
Retained earnings	38,824	36,336
Accumulated other comprehensive loss	(1,390)	(395)
	47,200	45,670
Treasury stock	(4,395)	(4,430)
Total Stockholders’ Equity	42,805	41,240

Total Liabilities and Stockholders’ Equity	$42,805	$41,294

Peoples Financial Services Corp. and Subsidiaries

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Dividends from bank subsidiary	$2,493	$3,968	$7,796
Other income	166	263	13
Other expenses	78	63	69

	2,581	4,168	7,740

Income tax (benefit) expense	30	3	(19)

	2,551	4,165	7,759

Equity in undistributed (excess of distributed) net income of subsidiary	2,320	(36)	(3,283)

Net Income	$4,871	$4,129	$4,476

Peoples Financial Services Corp. and Subsidiaries

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,871	$4,129	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on sales of securities	(63)	(192)	0
Stock option expense	3	3	0
Distributions in excess of (below) (undistributed) net income of subsidiary	(2,320)	(1,029)	3,283
Increase in other assets	(10)	0	0
Decrease in due from/to subsidiary	52	36	17

Net Cash Provided by Operating Activities	2,533	2,947	7,776

Cash Flows Provided by Investing Activities
Proceeds from sale of available for sale securities	479	889	-
Purchase of available-for-sale securities	(987)	(152)	(2,019)

Net Cash Provided by (Used In) Investing Activities	(508)	737	(2,019)

Cash Flows from Financing Activities
Cash dividends paid	(2,383)	(2,392)	(5,542)
Proceeds from sale of treasury stock	163	101	263
Purchase of treasury stock	(94)	(783)	(356)

Net Cash Used in Financing Activities	(2,314)	(3,074)	(5,635)

Increase (Decrease) in Cash and Cash Equivalents	(289)	610	122

Cash and Cash Equivalents - Beginning	824	214	92

Cash and Cash Equivalents - Ending	$535	$824	$214

SUPPLEMENTARY DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Securities acquired through transfer from subsidiary	0	$1,065	0

Peoples Financial Services Corp. and Subsidiaries

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.
ITEM 9A CONTROLS AND PROCEDURES

(a) Management’s annual report on internal control over financial reporting.

The management of Peoples Financial Services Corp. and subsidiaries (the “Company”) is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:
  maintain records that accurately reflect the Company's transactions:
  prepare financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, that can be relied upon by external users;
  prevent and detect unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.
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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework.  As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including disclosure controls and procedures, as of December 31, 2007.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of the Company, through its Audit Committee, provides oversight to management’s conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants.  The Audit Committee also meets with  management,  the internal audit staff,  and the independent  public  accountants  throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The  consolidated  financial  statements of the Company have been audited by Beard Miller Company LLP, an independent  registered  public  accounting firm, who was engaged  to  express  an opinion  as to the  fairness  of  presentation  of such financial  statements.  In connection therewith, Beard Miller Company LLP is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their opinion on internal controls over financial reporting are included herein.

(b) Attestation report of the registered public accounting firm.

Peoples Financial Services Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Financial Services Corp.
Hallstead, Pennsylvania

We have audited Peoples Financial Services Corp. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

Peoples Financial Services Corp. and Subsidiaries

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 14, 2008

(c) Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

NONE.

Peoples Financial Services Corp. and Subsidiaries

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
This item is incorporated by reference under Section “Compensation Discussion and Analysis” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
This item is incorporated by reference under Section “Report of the Audit Committee” under the previously submitted document DEF 14A Proxy Statement filed with the SEC.

Peoples Financial Services Corp. and Subsidiaries

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statement Schedules can be found under Item 8 of this report.

(b)	Exhibits required by Item 601 of Regulation S-K:

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger,***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company,***;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger,****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company,****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.******;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.******;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Common Share”;
(14)	Code of Ethics,*****;
(21)	Subsidiaries of Peoples Financial Services Corp.,*******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
***	Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
****	Incorporated by reference to the Corporation’s Exhibits 10.9 and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
*****	Incorporated by reference to the Corporation’s Exhibit 14 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
******	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
*******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007

Peoples Financial Services Corp. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

BY:	/s/	John W. Ord John W. Ord, Chairman
	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr., President/CEO
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, Principal Accounting Officer
	/s/	George H. Stover, Jr. George H. Stover, Jr., Member, Board of Directors
	/s/	Thomas F. Chamberlain Thomas F. Chamberlain, Member, Board of Directors
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Lead Director, Board of Directors
	/s/	William E. Aubrey II William E Aubrey II, Member, Board of Directors
	/s/	Ronald G. Kukuchka Ronald G. Kukuchka, Member, Board of Directors