Form 10-Q
period 2008-03-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2008-05-12
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

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

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of March 31, 2008

COMMON STOCK ($2 Par Value)			3,121,214
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2008

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of March 31, 2008
	and December 31, 2007

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months
	Ended March 31, 2008 and 2007

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Three Months
	Ended March 31, 2008 and 2007

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Three Months
	Ended March 31, 2008 and 2007

	Notes to Consolidated Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of	12-22
	Financial Condition and Results of Operations

	Item 3. Quantitative and Qualitative Disclosures	23
	About Market Risk

	Item 4. Controls and Procedures	23

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	24
	Item 1A. Risk Factors	24
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3. Defaults upon Senior Securities	24
	Item 4. Submission of Matters to a Vote of Security Holders	24
	Item 5. Other Information	24
	Item 6. Exhibits	25
	Signatures	26

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2008 and December 31, 2007
(In thousands, except share and per share data)
ASSETS:	Mar 2008	Dec 2007
Cash and due from banks	$8,185	$8,051
Interest bearing deposits in other banks	821	555
Cash and cash equivalents	9,006	8,606
Securities available for sale	110,955	112,746
Loans	295,039	291,052
Allowance for loan losses	(2,469)	(2,451)
Loans, net	292,570	288,601
Premises and equipment, net	6,349	5,872
Accrued interest receivable	2,508	2,237
Intangible assets	1,012	1,076
Other real estate owned	5,280	5,237
Bank owned life insurance	7,693	7,614
Other assets	2,972	2,445
Total assets	$438,345	$434,434
LIABILITIES:
Deposits:
Non-interest bearing	$54,062	$53,731
Interest bearing	277,230	273,699
Total deposits	331,292	327,430
Accrued interest payable	1,350	925
Short-term borrowings	19,367	22,848
Long-term borrowings	43,124	38,534
Other liabilities	1,228	1,892
Total liabilities	396,361	391,629
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,121,214 shares and 3,138,493 shares at March 31, 2008 and December 31, 2007, respectively	6,683	6,683
Surplus	3,086	3,083
Retained earnings	39,571	38,824
Accumulated other comprehensive loss	(2,502)	(1,390)
Treasury stock at cost 220,037 and 202,758 shares at March 31, 2008 and December 31, 2007, respectively	(4,854)	(4,395)
Total stockholders' equity	41,984	42,805
Total liabilities and stockholders’ equity	$438,345	$434,434

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)	Three Months Ended
	March 31, 2008	March 31, 2007
INTEREST INCOME:
Loans receivable, including fees	$5,022	$4,677
Securities:
Taxable	966	955
Tax exempt	417	335
Other	6	39
Total interest income	6,411	6,006
INTEREST EXPENSE:
Deposits	1,860	2,352
Short-term borrowings	132	175
Long-term borrowings	442	330
Total interest expense	2,434	2,857
Net interest income	3,977	3,149
PROVISION FOR LOAN LOSSES	120	120
Net interest income after provision for loan losses	3,857	3,029
OTHER INCOME:
Customer service fees	469	448
Investment division commission income	84	79
Earnings on investment in life insurance	79	75
Other income	122	170
Net realized gains on sales of securities available for sale	26	29
Other than temporary security impairment	(182)	0
Total other income	598	801
OTHER EXPENSES:
Salaries and employee benefits	1,210	1,181
Occupancy	198	198
Equipment	125	129
FDIC insurance and assessments	37	37
Professional fees and outside services	170	96
Computer services and supplies	231	204
Taxes, other than payroll and income	90	93
Amortization expense-deposit acquisition premiums	65	61
Stationary and printing supplies	78	61
Other	457	380
Total other expenses	2,661	2,440
Income before income taxes	1,794	1,390
INCOME TAXES	379	267
Net income	$1,415	$1,123
Net income per share, basic	$0.45	$0.36
Net income per share, diluted	$0.45	$0.36

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008 (Note 6)	0	0	(71)	0	0	(71)
Comprehensive income
Net income	0	0	1,415	0	0	1,415
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,112)	0	(1,112)
Total comprehensive income						303
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.19 per share)	0	0	(597)	0	0	(597)
Treasury stock purchase (20,000 shares)	0	0	0	0	(506)	(506)
Treasury stock issued for stock option plan (2,721 shares)	0	2	0	0	47	49
Balance, March 31, 2008	$6,683	$3,086	$39,571	$(2,502)	$(4,854)	$41,984

Balance, December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income
Net income	0	0	1,123	0	0	1,123
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(167)	0	(167)
Total comprehensive income						956
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.19 per share)	0	0	(595)	0	0	(595)
Treasury stock purchase (3,500 shares)	0	0	0	0	(94)	(94)
Treasury stock issued for stock option plan (2,100 shares)	0	17	0	0	27	44
Balance, March 31, 2007	$6,683	$3,064	$36,864	$(562)	$(4,497)	$41,552

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income	$1,415	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	221
Provision for loan losses	120	120
Loss on sale of foreclosed real estate	0	4
Amortization of securities' premiums and accretion of discounts, net	42	71
Amortization of deferred loan costs	62	48
Gains on sales of securities available for sale, net	(26)	(29)
Other than temporary security impairment	182	0
Stock option expense	1	1
Proceeds from the sale of mortgage loans	1,337	1,039
Net gain on sale of loans	(11)	(3)
Loans originated for sale	(947)	(1,306)
Net earnings on investment in life insurance	(79)	(75)
(Increase) decrease in accrued interest receivable	(271)	81
(Increase) decrease in other assets	(26)	299
Increase (decrease) in accrued interest payable	425	(94)
Decrease in other liabilities	(664)	(478)
Net cash provided by operating activities	1,778	1,022
Cash flows from investing activities
Proceeds from sale of available for sale securities	33,587	25,640
Proceeds from maturities and principal payments on available for sale securities	2,708	8,679
Purchase of available for sale securities	(36,386)	(23,919)
Net increase in loans	(4,615)	(655)
Purchase of premises and equipment	(631)	(119)
Proceeds from sale of other real estate	42	15
Net cash provided by (used in) investing activities	(5,295)	9,641
Cash flows from financing activities
Cash dividends paid	(597)	(595)
Increase (decrease) in deposits	3,862	(3,154)
Proceeds from long-term borrowings	5,000	3,275
Repayment of long-term borrowings	(410)	(7,904)
Decrease in short-term borrowings	(3,481)	(2,634)
Purchase of treasury stock	(506)	(94)
Proceeds from sale of treasury stock	49	44
Net cash provided by (used in) financing activities	3,917	(11,062)
Net increase (decrease) in cash and cash equivalents	400	(399)
Cash and cash equivalents, beginning of period	8,606	12,380
Cash and cash equivalents, end of period	$9,006	$11,981
Supplemental disclosures of cash paid
Interest paid	$2,009	$2,951
Income taxes paid	$480	$0
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$85	$36

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income applicable to common stock	$1,415,000	$1,123,000
Weighted average common shares outstanding	3,123,714	3,133,304
Effect of dilutive securities, stock options	6,247	10,563
Weighted average common shares outstanding used to calculate diluted earnings per share	3,129,961	3,143,867
Basic earnings per share	$0.45	$0.36
Diluted earnings per share	$0.45	$0.36

Stock options for 12,250 and 13,000 shares of common stock were not considered in computing diluted earnings per common share for three months ended March 31, 2008 and 2007, respectively, because they are antidilutive.

NOTE 3.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2008 and 2007 are as follows:

(In thousands)	Three Months Ended
	March 31, 2008	March 31, 2007
Unrealized holding gains (losses) on available for sale securities	$(1,659)	$(224)
Less: Reclassification adjustment for gains (losses) realized in net income	26	29
Net unrealized gains (losses)	(1,685)	(253)
Tax effect	573	86
Other comprehensive income (loss)	$(1,112)	$(167)

NOTE 4. STOCK BASED COMPENSATION

As of March 31, 2008, the Company had 3,850 stock options not fully vested and there was less than $1,000 of total unrecognized compensation cost related to these nonvested options. The cost is expected to be recognized monthly on a straight-line basis through June 30, 2008.  For the three month periods ending March 31, 2008 and 2007, respectively, there were no stock options granted.

NOTE 5.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $4,892,000 of standby letters of credit as of March 31, 2008.  The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at March 31, 2008 was $4,892,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,611,000.

NOTE 6.  NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4) "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or, Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The Company adopted this standard on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $71,000.

FASB Statement No. 157 “Fair Value Measurements” defines fair value, establishes a framework for measuring the fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 7 – Fair Value Measurements).

FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” permits entities to choose to measure eligible items at fair value at specified election dates (see Note 7 – Fair Value Measurements).

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

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company adopted SAB 110 on January 1, 2008 and did not have an effect on the consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 on January 1, 2008 and did not have an effect on the consolidated financial statements.

NOTE 7 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1, 2, and 3 inputs. For Level 1 securities, the Company obtains unadjusted quoted prices in active markets for identical securities as of the measurement date. For the Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. For the Level 3 securities, the Company obtains fair value based on its own assumptions, including primarily the price the Company paid for the securities.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Securities available for sale	$1,133	$108,757	$1,065	$110,955

Level 3 Input Securities available for sale were valued at $1,065,000 at both December 31, 2007 and March 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of an intangible impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of an intangible impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment including other real estate owned. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s consolidated financial statements.

NOTE 8 – RECLASSIFICATIONS

Certain amounts in the 2007 financial statements have been reclassified to conform with 2008 presentation.  These reclassifications had no effect on 2007 net income.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year-ended December 31, 2007.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 20 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter increased 26.00% to $1.415 million as compared to $1.123 million for the first quarter of 2007.  Diluted earnings per share increased 25.00% to $.45 per share for the first quarter of 2008 from $.36 per share in the first quarter of 2007.  At March 31, 2008, the Company had total assets of $438.345 million, net loans of $292.570 million, and total deposits of $331.292 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2008, cash and deposits with other banks totaled $9.006 million as compared to $8.606 million on December 31, 2007.  The increase over the first three months of 2008 has been minimal and is directly attributable to the increase in interest bearing deposits with other banks through the sale of securities.

Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $110.955 million on March 31, 2008, decreasing by $1.791 million from the December 31, 2007 total of $112.746 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the securities portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes, reported as a separate component of stockholders’ equity.  The carrying value of investments as of March 31, 2008 included an unrealized loss of $3.791 million reflected as accumulated other comprehensive loss of $2.502 million in stockholders’ equity, net of deferred income taxes of $1.289 million.  This compares to an unrealized loss of $2.106 million at December 31, 2007 reflected as accumulated other comprehensive loss of $1.390 million, net of deferred income taxes of $716 thousand. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. See further discussion of this issue as it relates to the first quarter results of operations.

At March 31, 2008, the Company had 60 obligations of state and political subdivisions, 8  mortgage-backed securities, 14 corporate debt securities, 2 preferred equity securities, and 17 common equity securities in an unrealized loss position.  Comparably, at December 31, 2007, the Company had 68 obligations of state and political subdivisions, 36 mortgage-backed securities, 5 corporate debt securities, 2 preferred equity securities, and 18 common equity securities in an unrealized loss position.

Management monitors the earnings performance and effectiveness of liquidity of the investment portfolio on a monthly basis through the Asset/Liability Committee (“ALCO”).  The ALCO also reviews and manages interest rate risk for the Company.  Through active balance sheet management and analysis of the investment securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans:

Net loans increased $3.969 million, or 1.38%, to $292.570 million as of March 31, 2008 from $288.601 million as of December 31, 2007.  Of the loan growth experienced in the first quarter of 2008, the most significant increase was in commercial loans at $5.035 million, or 3.22%, or $161.393 million as of March 31, 2008 compared to $156.358 million at year-end December 31, 2007. Residential real estate mortgages decreased $1.432 million, or .83%, to $115.490 million as of March 31, 2008 compared to $116.922 million as of December 31, 2007. Consumer loans increased $382 thousand, or 2.20%, to $17.709 million as of March 31, 2008 compared to $17.327 million at year-end December 31, 2007.

Maintaining the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Other Assets:

Other assets increased $527 thousand, or 21.55%, to $2.972 million as of March 31, 2008 from $2.445 million as of December 31, 2007. The increase to other assets is due to the increase in deferred tax benefit derived from unrealized losses in the available-for-sale securities portfolio. This benefit increased $571 thousand, or 99.31% due to the increase in unrealized losses booked in the first quarter of 2008.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including demand deposits, NOW accounts, money market accounts, savings accounts, as well as time deposits which include certificates of deposit and IRA’s.  During the three month period ended March 31, 2008, total deposits increased $3.862 million, or 1.18%, to $331.292 million compared to $327.430 million as of December 31, 2007. Time deposits increased by $7.248 million, or 6.60%, to $117.060 million when compared to year-end December 31, 2007 at $109.812 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $331 thousand, or .62%, to $54.062 million when compared to $53.731 million at December 31, 2007. Interest-bearing checking deposits were down $1.742 million, or 2.72%, to $62.408 million compared to $64.150 million as of December 31, 2007. And finally, savings deposits were down $1.975 million, or 1.99%, to $97.762 million when compared to $99.737 million at December 31, 2007.

The trend in the first quarter of 2008 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek higher interest rates offered by time deposits. Short term and core deposit rates have decreased significantly since mid-year 2007. As such, time deposits offer consumers higher interest rates while at the same time offering the relative safety offered by a commercial bank and FDIC insurance.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2008 were $19.367 million as compared to $22.848 million as of December 31, 2007, a decrease of $3.481 million, or 15.24%. Long-term borrowings were $43.124 million as of March 31, 2008 compared to $38.534 million as of December 31, 2007, an increase of $4.590 million, or 11.91%. The increase in long-term borrowings includes a $5.000 million term borrowing contract entered into on January 31, 2008 with the FHLB.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of March 31, 2008 regulatory capital to total assets was 9.03% as compared to 9.09% on December 31, 2007.  The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option and dividend reinvestment plans.  In the three months ended March 31, 2008, the Company purchased 20,000 shares for the treasury at a total cost of $505,500.                            .

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.59% and the total capital ratio to risk weighted assets ratio was 12.34% at March 31, 2008.  The Company is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due.  The consolidated statements of cash flows presented in the accompanying financial statements included in Part I of this Form 10Q provide analysis of the Company’s cash and cash equivalents.  Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Company’s liquid assets.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on March 31, 2008 totaled $43.820 million, which consisted of $33.332 million in unfunded commitments of existing loans, $5.596 million to grant new loans and $4.892 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2008:

INTEREST RATE SENSITIVITYANALYSIS

(Dollars in thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$118,945	$8,130	$21,675	$81,807	$64,482
Securities	6,529	2,532	4,382	35,646	61,866
Interest bearing deposits in other banks	821	0	0	0	0
Total rate sensitive assets	126,295	10,662	26,057	117,453	126,348
Cumulative rate sensitive assets	$126,295	$136,957	$163,014	$280,467	$406,815
RATE SENSITIVE LIABILITIES
Interest bearing checking	$295	$295	$590	$4,717	$22,994
Money market deposits	342	342	684	5,472	26,677
Regular savings	1,522	992	1,984	15,875	77,389
CDs and IRAs	46,755	28,682	9,711	27,960	3,952
Short-term borrowings	19,367	0	0	0	0
Long-term borrowings	307	2,811	598	26,483	12,925
Total rate sensitive liabilities	68,588	33,122	13,567	80,507	143,937
Cumulative rate sensitive liabilities	$68,588	$101,710	$115,277	$195,784	$339,721
Period gap	$57,707	$(22,460)	$12,490	$36,946	$(17,589)
Cumulative gap	$57,707	$35,247	$47,737	$84,683	$67,094
Cumulative RSA to RSL	184.14%	134.65%	141.41%	143.25%	119.75%
Cumulative gap to total assets	13.16%	8.04%	10.89%	19.32%	15.31%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2008, total interest income increased by $405 thousand, or 6.74%, to $6.411 million as compared to $6.006 million for the three months ended March 31, 2007. This increase is attributable to the increase in average loans and average securities to $291.927 million and $111.393 million respectively as of March 31, 2008 as compared to $270.803 million and $108.285 million, respectively, for the same three month period in 2007. This is an increase of $21.124 million, or 7.80%, in loans and $3.108 million, or 2.87%, in securities when comparing the first quarter of 2008 to the same three month period in 2007. The yield on loans for the first quarter of 2008 was slightly lower at 7.10% compared to 7.17% for the first quarter of 2007 on a fully tax equivalent basis. Security yields were up in the first quarter of 2008 at 5.77% compared to 5.48% in the first quarter of 2007 on a fully tax equivalent basis. The resulting interest earned on loans was $5.022 million for the three month period ended March 31, 2008 compared to $4.677 million for the three months ended March 31, 2007 on a fully tax equivalent basis, an increase of $345 thousand, or 7.38%.  The resulting interest earned on securities was $1.383 million for the three month period ended March 31, 2008 compared to $1.290 million for the three months ended March 31, 2007 on a fully tax equivalent basis, an increase of $93 thousand, or 7.21%. The overall yield on earning assets increased for the three months ended March 31, 2008 to 6.73% as compared to 6.68% for the three months ended March 31, 2007 on a fully tax equivalent basis.

Total interest expense decreased by $423 thousand, or 14.81%, to $2.434 million for the three months ended March 31, 2008 from $2.857 million for the three months ended March 31, 2007.  This decrease was due to the decrease in the cost of funds which decreased to 2.93% for the three months ended March 31, 2008 as compared to 3.66% for the first quarter of 2007.  Average interest bearing liabilities increased to $334.130 million for the three months ended March 31, 2008 as compared to $316.883 million for the three months ended March 31, 2007.  This increase was due to the increase in average time deposits.  Average time deposits increased to $114.749 million for the three month period ended March 31, 2008 as compared to $99.809 million for the same period in 2007.  Conversely, a decrease was experienced in average savings deposits. As the Federal Reserve has moved the rate paid on fed funds from 5.25% to 2.25% as of March of 2008, the rate paid on savings has decreased to 1.71% for the three months ended March 31, 2008 as compared to 3.59% for the three months ended March 31, 2007. As savings accounts have become less attractive from a rate standpoint, the average balance for those products has decreased to $97.553 million for the three month period ended March 31, 2008 as compared to $108.527 million for the same period in 2007. Lastly, average borrowings increased to $61.918 million for the three month period ended March 31, 2008 as compared to $48.113 million for the same period in 2007. As short term rates have decreased it has become more beneficial to seek funding from the FHLB. This is true of both the overnight borrowings from FHLB as well as the mid-term, five year rate offered at FHLB.

Net interest income increased by $828 thousand, or 26.29%, to $3.977 million for the three months ended March 31, 2008 from $3.149 million for the three months ended March 31, 2007.  The Bank’s net interest spread increased to 3.80% for the three months ended March 31, 2008 from 3.02% for the three months ended March 31, 2007 on a fully tax equivalent basis.  The net interest margin increased to 4.31% for the three month period ended March 31, 2008 from 3.65% for the three month period ended March 31, 2007 on a fully tax equivalent basis. The yield curve has become relatively steep since the middle of 2007 when the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. The preceding discussion is an indication of the results of how lower funding costs have affected the company.

Below is the table which sets forth average balances and corresponding yields for the three month periods ended March 31, 2008 and March 31, 2007:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

	March 2008			March 2007
(Dollars in thousands)	Average Balance	Interest	(2) Yield/Rate	Average Balance	Interest	(2) Yield/Rate
ASSETS
Loans
Real estate	$117,099	$1,922	6.60%	$113,988	$1,873	6.66%
Installment	17,231	359	8.38%	16,689	347	8.43%
Commercial	133,329	2,467	7.44%	119,408	2,223	7.55%
Tax exempt (1)	23,798	262	6.71%	20,260	220	6.67%
Other loans	470	12	10.27%	458	14	12.40%
Total loans	291,927	5,022	7.10%	270,803	4,677	7.17%
Investment securities (AFS)
Taxable	69,841	966	5.56%	73,235	955	5.29%
Non-taxable (1)	41,552	417	6.12%	35,050	335	5.87%
Total securities	111,393	1,383	5.77%	108,285	1,290	5.48%
Time deposits with other banks	674	6	3.58%	1,278	18	5.71%
Fed funds sold	0	0	0.00%	1,551	21	5.49%
Total earning assets	403,994	6,411	6.73%	381,917	6,006	6.68%
Less: allowance for loan losses	(2,445)			(1,824)
Cash and due from banks	6,008			6,359
Premises and equipment, net	5,694			10,831
Other assets	17,745			12,505
Total assets	$430,996			$409,788
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$25,645	65	1.02%	$24,852	68	1.11%
Regular savings	97,553	415	1.71%	108,527	960	3.59%
Money market savings	34,265	198	2.32%	35,582	291	3.32%
Time	114,749	1,182	4.14%	99,809	1,033	4.20%
Total interest bearing deposits	272,212	1,860	2.75%	268,770	2,352	3.55%
Other borrowings	61,918	574	3.73%	48,113	505	4.26%
Total interest bearing	334,130	2,434	2.93%	316,883	2,857	3.66%
Liabilities
Net interest income		$3,977	3.80%		$3,149	3.02%
Non-interest bearing
Demand deposits	51,688			49,552
Accrued expenses and
Other liabilities	3,170			2,414
Stockholders’ equity	42,008			40,939
Total liabilities and
Stockholders’ equity	$430,996			$409,788
Interest income/earning assets			6.73%			6.68%
Interest expense/earning assets			2.42%			3.03%
Net interest margin			4.31%			3.65%
(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%
(2)	Yields and costs are based on a 366/91 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the three month periods ended March 31, 2008 and March 31, 2007:

NET INTEREST INCOME

(Dollars In thousands)
	March 31, 2008	March 31, 2007
Total Interest Income	$6,411	$6,006
Tax Exempt Loans	135	113
Non-Taxable Securities	215	173
Total Tax Equivalent Adjustment	6,761	6,292
Total Interest Expense	2,434	2,857
Net Interest Income (Fully Tax Equivalent Basis)	$4,327	$3,435

Provision for Loan Losses:

The provision for loan losses for the three months ended March 31, 2008 was $120 thousand, which shows no change when compared to the three month period ended March 31, 2007. One of the Bank’s main goals is to maintain the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three month period ended March 31, 2008, charge-offs totaled $119 thousand while net charge-offs totaled $102 thousand as compared to $19 thousand and $8 thousand, respectively, for the same three month period in 2007. A commercial credit was charged off in the first quarter of 2008 thus contributing to the year over year increase.

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

Non-performing Loans

(Dollars In Thousands)	March 31,	December 31,
	2008	2007
Non-accrual and Restructured	$508	$395
Loans Past Due 90 or More Days, Accruing Interest	90	91
Total Nonperforming Loans	598	486
Foreclosed Assets	5,280	5,237
Total Nonperforming Assets	$5,878	$5,703
Nonperforming Loans to Total Loans at Period-end	0.20%	0.17%
Nonperforming Assets to Period-end Loans and other Real Estate Owned	1.99%	1.93%

Other Income:

Service charges and fees increased 4.69%, or $21 thousand, to $469 thousand in the three months ended March 31, 2008, from $448 thousand in the three months ended March 31, 2007. This change is not considered to be material.

Investment division income was $84 thousand for the three month period ended March 31, 2008, an increase of $5 thousand, or 6.33%, from $79 thousand for the same period in 2007.  The increase is considered to be minimal and expected under normal operating conditions as the investment division grows.

Earnings on investment in life insurance (BOLI) has increased to $79 thousand for the three month period ended March 31, 2008, compared to $75 thousand for the three month-period ended March 31, 2007, an increase of $4 thousand, or 5.33%. This variance is also considered normal.

Other income was $122 thousand for the three months ended March 31, 2008, a decrease of $48 thousand, or 28.24%, from $170 thousand for the comparable period in 2007. Among those items reported as other income is net commission income realized from Community Bankers Insurance Agency (CBIA). This item accounted for $65 thousand for the three month period ended March 31, 2007. With the 2007 sale of CBIA, the Company no longer recognizes the insurance commissions.

Gains on security sales were $26 thousand for the three months ended March 31, 2008 compared to gains of $29 thousand for the comparable period in 2007, a decrease of $3 thousand, or 10.34%. This variance is deemed to be immaterial.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the first quarter of 2008 to record an other than temporary impairment charge for three equity positions held by the Company. The amount of impairment charged against income for the period ended March 31, 2008 was $182 thousand. The charge is not comparable to the same period in 2007 and will be monitored in future quarters for any further deterioration.

Other Operating Expenses:

Total other expenses increased 9.06%, or $221 thousand, to $2.661 million during the three months ended March 31, 2008 compared to $2.440 million for the comparable period in 2007.

Salaries and benefits increased $29 thousand, or 2.46%, to $1.210 million for the three months ended March 31, 2008 compared to $1.181 million for the same period in 2007 due to normal pay increases. The full-time equivalent number of employees was 113 as of March 31, 2008 compared to 109 as of March 31, 2007. It should be noted that the increase in salaries and benefits was expected in the first quarter of 2008 and the actual expense was well within the budgeted expense of $1.299 million.

Occupancy expense was unchanged at $198 thousand for the three months ended March 31, 2008 when compared to the same period in 2007.

Furniture and equipment expense decreased $4 thousand, or 3.10%, to $125 thousand for the three months ended March 31, 2008 compared to $129 thousand for the same period in 2007. This variance is considered to be immaterial and within budget expectations.

FDIC insurance and assessments were unchanged at $37 thousand for the three months ended March 31, 2008 when compared to the same period in 2007.

Professional fees and outside services increased $74 thousand, or 77.08%, in the three months ended March 31, 2008 to $170 thousand, compared to $96 thousand for the same three month period ended March 31, 2007. This increase was in line with the Company’s expectations for the first quarter of 2008 due to ongoing costs associated with the formation of the new companies in the second quarter of 2007.

Computer services and supplies increased $27 thousand, or 13.24% for the three months ended March 31, 2008 to $231 thousand compared to $204 thousand for the comparable period in 2007. This increase is considered immaterial and is line with budget expectations for the first quarter of 2008.

Taxes, other than payroll and income, decreased $3 thousand, or 3.23%, to $90 thousand for the three months ended March 31, 2008 compared to $93 thousand for the same period in 2007. This variance is considered to be immaterial and within budget expectations.

Amortization expense-deposit acquisition premiums increased $4 thousand, or 6.56%, to $65 thousand for the three months ended March 31, 2008 compared to $61 thousand for the same period in 2007. This variance is considered to be immaterial and within budget expectations.

Stationary and printing supplies increased $17 thousand, or 27.87%, to $78 thousand for the three months ended March 31, 2008 compared to $61 thousand for the same period in 2007. This variance was within budget expectations.

Other operating expenses increased $77 thousand, or 20.26%, to $457 thousand in the first quarter of 2008 compared to $380 thousand for the same period in 2007.  The increase is primarily due to continued costs incurred in relation to the commercial property in which a deed in lieu of foreclosure was taken in the third quarter of 2006 as well as the overall costs associated with other real estate owned by the Company. Overall, an additional $70 thousand was expensed in this manner when comparing the first quarters of 2008 and 2007. This also caused an unfavorable budget variance of $65 thousand for these expenses which the Company refers to as “special assets”.

Income Tax Provision:

The Corporation recorded an income tax provision of $379 thousand, or 21.13% of income before taxes, and $267 thousand, or 19.21% of income before taxes, for the quarters ended March 31, 2008 and 2007, respectively. The effective tax rate has remained consistent between the two periods.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now decreased the overnight borrowing rate to 2.25% since they began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. As such, the Company continues to operate within a steeper yield curve environment which has increased the net interest margin. As of March 31, 2008, the Bank is currently showing more sensitivity to a downward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible increase in net interest income of 7.58%, or $1.266 million, in a +200 basis point rate shock scenario over a one-year period.  A decrease of 14.71% or $2.459 million is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank falls outside of the guidelines established by the Bank’s asset/liability policy for the negative rate scenario testing. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2007, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2008 - January 31, 2008	10,000	$26.30	0	75,751

February 1, 2008 - February 29, 2008	10,000	$24.25	0	65,751

March 1, 2008 - March 31, 2008	0	$0	0	65,751

TOTAL	20,000	$25.28	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of 5%, or 158,931 shares of the Corporation’s common stock outstanding.  The repurchase program does not stipulate an expiration date.

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/                    Richard S. Lochen, Jr.
          Richard S. Lochen, Jr., President/CEO
Date:  May 12, 2008

By/s/                      Frederick J. Malloy
            Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:  May 12, 2008