Form 10-Q
period 2008-06-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2008-08-11
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

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

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __	Smaller reporting company __
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of July 31, 2008

COMMON STOCK ($2 Par Value)			3,131,181
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2008

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of June 30, 2008
	and December 31, 2007

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Six Months
	Ended June 30, 2008 and 2007

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Six Months
	Ended June 30, 2008 and 2007

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Six Months
	Ended June 30, 2008 and 2007

	Notes to Consolidated Financial Statements	7 - 13

Item 2.	Management’s Discussion and Analysis of	14 - 28
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2008 and December 31, 2007
(In thousands, except share and per share data)
ASSETS:	June 2008	Dec 2007
Cash and due from banks	$9,464	$8,051
Interest bearing deposits in other banks	811	555
Cash and cash equivalents	10,275	8,606
Securities available for sale	111,148	112,746
Loans	297,985	291,052
Allowance for loan losses	(2,602)	(2,451)
Loans, net	295,383	288,601
Bank premises and equipment, net	6,359	5,872
Accrued interest receivable	2,756	2,237
Intangible assets	947	1,076
Other real estate owned	5,171	5,237
Bank owned life insurance	7,769	7,614
Other assets	3,843	2,445
Total assets	$443,651	$434,434

LIABILITIES:
Deposits:
Non-interest bearing	$57,866	$53,731
Interest bearing	281,010	273,699
Total deposits	338,876	327,430
Accrued interest payable	1,201	925
Short-term borrowings	17,624	22,848
Long-term borrowings	42,816	38,534
Other liabilities	1,378	1,892
Total liabilities	401,895	391,629

STOCKHOLDERS' EQUITY:
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,128,181 shares and 3,138,493 shares June 30, 2008 and December 31, 2007, respectively	6,683	6,683
Surplus	3,093	3,083
Retained earnings	40,646	38,824
Accumulated other comprehensive loss	(3,932)	(1,390)
Treasury stock at cost 213,070 and 202,758 shares at June 30, 2008 and December 31, 2007, respectively	(4,734)	(4,395)
Total stockholders' equity	41,756	42,805
Total liabilities and stockholders’ equity	$443,651	$434,434

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Six Months Ended		Three Months Ended
	June 30 2008	June 30 2007	June 30 2008	June 30 2007
INTEREST INCOME:
Loans receivable, including fees	$9,949	$9,482	$4,927	$4,805
Securities:
Taxable	1,940	1,712	974	757
Tax exempt	818	789	401	454
Other	12	59	6	20
Total interest income	12,719	12,042	6,308	6,036
INTEREST EXPENSE:
Deposits	3,491	4,689	1,631	2,337
Short-term borrowings	201	304	69	129
Long-term borrowings	890	671	448	341
Total interest expense	4,582	5,664	2,148	2,807
Net interest income	8,137	6,378	4,160	3,229
PROVISION FOR LOAN LOSSES	255	240	135	120
Net interest income after provision for loan losses	7,882	6,138	4,025	3,109
OTHER INCOME:
Customer service fees	978	953	509	505
Investment division commission income	160	185	76	106
Earnings on investment in life insurance	155	151	76	76
Other income	263	276	141	106
Realized gain on sale of interest in insurance agency	0	220	0	220
Net realized gains (losses) on sales of securities available for sale	16	(136)	(10)	(165)
Other than temporary security impairment	(265)	0	(83)	0
Total other income	1,307	1,649	709	848
OTHER EXPENSES:
Salaries and employee benefits	2,340	2,358	1,130	1,177
Occupancy	372	377	174	179
Equipment	239	263	114	134
FDIC insurance and assessments	75	75	38	38
Professional fees and outside services	285	179	115	83
Computer services and supplies	461	381	230	177
Taxes, other than payroll and income	177	185	87	92
Amortization expense-deposit acquisition premiums	129	126	64	65
Stationary and printing supplies	170	162	92	78
Other	927	805	470	448
Total other expenses	5,175	4,911	2,514	2,471
Income before income taxes	4,014	2,876	2,220	1,486
INCOME TAXES	895	464	516	197
Net income	$3,119	$2,412	$1,704	$1,289
Net income per share, basic	$1.00	$0.77	$0.54	$0.41
Net income per share, diluted	$1.00	$0.77	$0.54	$0.41

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

(In thousands except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008 (Note 6)	0	0	(71)	0	0	(71)
Comprehensive income
Net income	0	0	3,119	0	0	3,119
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(2,542)	0	(2,542)
Total comprehensive income						577
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.38 per share)	0	0	(1,226)	0	0	(1,226)
Treasury stock purchase (20,000 shares)	0	0	0	0	(506)	(506)
Treasury stock issued for stock option plan (9,688 shares)	0	9	0	0	167	176
Balance, June 30, 2008	$6,683	$3,093	$40,646	$(3,932)	$(4,734)	$41,756

Balance, December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income
Net income	0	0	2,412	0	0	2,412
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,573)	0	(1,573)
Total comprehensive income						839
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.38 per share)	0	0	(1,191)	0	0	(1,191)
Treasury stock purchase (3,500 shares)	0	0	0	0	(94)	(94)
Treasury stock issued for stock option plan (6,138 shares)	0	31	0	0	94	125
Balance, June 30, 2007	$6,683	$3,078	$37,557	$(1,968)	$(4,430)	$40,920

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows from Operating Activities
Net income	$3,119	$2,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	444
Provision for loan losses	255	240
(Gain) loss on sale of other real estate owned	(15)	4
Amortization of securities' premiums and accretion of discounts, net	82	162
Amortization of deferred loan costs	176	152
Gain on sale of interest in insurance agency	0	(220)
(Gains) losses on sales of securities available for sale, net	(16)	136
Other than temporary security impairment	265	0
Stock option expense	1	1
Proceeds from the sale of loans originated for sale	3,420	3,226
Net (gain) loss on sale of loans originated for sale	(35)	6
Loans originated for sale	(3,258)	(3,514)
Net earnings on investment in life insurance	(155)	(151)
Increase in accrued interest receivable	(519)	(107)
(Increase) decrease in other assets	(89)	90
Increase (decrease) in accrued interest payable	276	(38)
Decrease in other liabilities	(585)	(91)
Net cash provided by operating activities	3,352	2,752
Cash Flows from Investing Activities
Proceeds from sale of interest in insurance agency	0	551
Proceeds from sale of available for sale securities	46,018	35,791
Proceeds from maturities of and principal payments received on available for sale securities	4,273	10,239
Purchase of available for sale securities	(52,875)	(47,480)
Net increase in loans	(7,439)	(5,130)
Purchase of premises and equipment	(788)	(233)
Proceeds from sale of other real estate owned	180	15
Net cash used in investing activities	(10,631)	(6,247)
Cash Flows from Financing Activities
Cash dividends paid	(1,226)	(1,191)
Increase in deposits	11,446	1,949
Proceeds from long-term borrowings	5,000	3,275
Repayment of long-term borrowings	(718)	(8,353)
Increase (decrease) in short-term borrowings	(5,224)	2,091
Purchase of treasury stock	(506)	(94)
Proceeds from sale of treasury stock	176	125
Net cash provided by (used in) financing activities	8,948	(2,198)
Net increase (decrease) in cash and cash equivalents	1,669	(5,693)
Cash and cash equivalents, beginning of year	8,606	12,380
Cash and cash equivalents, end of period	$10,275	$6,687
Supplemental disclosures of cash paid
Interest paid	$4,306	$5,702
Income taxes paid	$1,030	$320
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$99	$94

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income applicable to common stock	$3,119,000	$2,412,000	$1,704,000	$1,289,000

Weighted average common shares outstanding	3,125,284	3,134,389	3,126,855	3,135,462
Effect of dilutive securities, stock options	6,058	10,408	5,139	10,252
Weighted average common shares outstanding used to calculate diluted earnings per share	3,131,342	3,144,797	3,131,994	3,145,714
Basic earnings per share	$1.00	$0.77	$0.54	$0.41
Diluted earnings per share	$1.00	$0.77	$0.54	$0.41

Stock options for 11,959 and 12,496 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2008 and for the three and six months ended June 30, 2007, respectively because they are antidilutive.

NOTE 3.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the six months and three months ended June 30, 2008 and 2007 are as follows:

(In thousands)	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Unrealized holding losses on available for sale securities	$(3,835)	$(2,519)	$(2,176)	$(2,295)
Less: Reclassification adjustment for gains (losses) realized in net income	16	(136)	(10)	(165)
Net unrealized losses	(3,851)	(2,383)	(2,166)	(2,130)
Tax effect	1,309	810	736	724
Other comprehensive loss	$(2,542)	$(1,573)	$(1,430)	$(1,406)

NOTE 4.  STOCK-BASED COMPENSATION

As of June 30, 2008, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the six month periods ending June 30, 2008 and 2007, respectively, there were no stock options granted.

NOTE 5.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $4,744,000 of standby letters of credit as of June 30, 2008.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at June 30, 2008 was $4,744,000, and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $3,434,000.

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

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company adopted SAB 110 on January 1, 2008 and it did not have an effect on the consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 on January 1, 2008 and it did not have an effect on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

NOTE 7.  FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counter party credit quality, the Company’s credit worthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Securities available for sale	$885	$109,198	$1,065	$111,148

Level 3 Input Securities available for sale were valued at $1,065,000 at both December 31, 2007 and June 30, 2008.

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

NOTE 8 – RECLASSIFICATIONS

Certain amounts in the 2007 financial statements have been reclassified to conform with 2008’s presentation.  These reclassifications had no effect on 2007 net income.

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

On June 24, 2008, Peoples National Bank entered into a $678,500 contract for the construction of its first physical location in Lackawanna County, Pennsylvania.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 24 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six months ended June 30, 2008 increased 29.31% to $3.119 million as compared to $2.412 million for the same period in 2007.  Diluted earnings per share increased 29.87% to $1.00 per share for the first half of 2008 from $.77 per share in the same six month period in 2007.  At June 30, 2008, the Company had total assets of $443.651 million, net loans of $295.383 million, and total deposits of $338.876 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2008, cash, federal funds sold, and deposits with other banks totaled $10.275 million as compared to $8.606 million on December 31, 2007. The increase in cash and cash equivalents from December 31, 2007 has been due to normal operational circumstances.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $111.148 million on June 30, 2008, decreasing by $1.598 million, or 1.42% from the December 31, 2007 total of $112.746 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of June 30, 2008, included an unrealized loss of $5.957 million reflected as accumulated other comprehensive loss of $3.932 million in stockholders’ equity, net of deferred income taxes of $2.025 million.  This compares to an unrealized loss of $2.106 million at December 31, 2007 reflected as accumulated other comprehensive loss of $1.390 million, net of deferred income taxes of $716 thousand. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. See further discussion of this issue as it relates to the second quarter results of operations in the "Other Income" section.

At June 30, 2008, the Company had 5 Government Agency obligations, 70 obligations of state and political subdivisions, 19 mortgage-backed securities, 14 corporate debt securities, 2 preferred equity securities, and 16 common equity securities in an unrealized loss position.  Comparably, at December 31, 2007, the Company had 68 obligations of state and political subdivisions, 36 mortgage-backed securities, 5 corporate debt securities, 2 preferred equity securities, and 16 common equity securities in an unrealized loss position. Management has continuously monitored the unrealized loss position of the preferred equity securities. A decision will be made in the third quarter of 2008 based on actions taken by those entities to strengthen their finances and the resulting values in those securities to decide whether an other than temporary impairment needs to be recorded. As of June 30, 2008, the current value of the 2 preferred equity securities is $1,595,000 which represents an unrealized loss of $772,000.

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

Loans:

Net loans increased $6.782 million, or 2.35%, to $295.383 million as of June 30, 2008 from $288.601 million as of December 31, 2007.  Of the loan growth experienced in the first six months of 2008, the only growth experienced was in commercial loans. Commercial loans, which include traditional commercial loans as well as commercial real estate mortgages, increased $9.019 million, or 5.77%, to $165.377 million as of June 30, 2008 compared to $156.358 million at year end December 31, 2007. Residential real estate mortgages decreased $1.323 million, or 1.13%, to $115.599 million as of June 30, 2008 compared to $116.922 million as of December 31, 2007.  Consumer loans decreased $771 thousand,   or 4.45%, to $ 16.556 million as of March 31, 2008 compared to $17.327 million at year end December 31, 2007.

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

Other Assets:

Other assets increased $1.398 million, or 57.18%, to $3.843 million as of June 30, 2008 from $2.445 million as of December 31, 2007.  The most significant increase in other assets was the $1.309 million increase in deferred taxes on unrealized losses on securities available for sale from December 31, 2007 to June 30, 2008.  Other increases and decreases in other assets were due, in part, to the pre-payment of Pennsylvania shares tax for 2008 and prepaid expenses. Those variances offset one another.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the six month period ended June 30, 2008, total deposits increased by $11.446 million, or 3.50%, to $338.876 million compared to $327.430 million as of December 31, 2007. Time deposits increased by $9.234 million, or 8.41%, to $119.078 million when compared to year end December 31, 2007 at $109.844 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $4.135 million, or 7.70%, to $57.866 million when compared to $53.731 million at December 31, 2007. Interest-bearing checking deposits were down $39 thousand, or 0.06%, to $64.111 million compared to $64.150 million as of December 31, 2007. And finally, savings deposits were down $1.550 million, or 1.56%, to $97.821 million when compared to $99.371 million at December 31, 2007.

The trend in the second quarter of 2008 was expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek higher interest rates offered by time deposits. Short term and core deposit rates have decreased significantly since mid-year 2007. As such, time deposits offer consumers higher interest rates while at the same time offering the relative safety offered by a commercial bank and FDIC insurance. Increases to non-interest bearing deposits have also increased in the second quarter of 2008. The Bank has experienced a significant inflow of funds from natural gas lease contracts entered into by Bank customers.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2008 were $ 17.624 million as compared to $22.848 million as of December 31, 2007, a decrease of $5.224 million, or 22.86%. Long-term borrowings were $42.816 million as of June 30, 2008 compared to $38.534 million as of December 31, 2007, an increase of $4.282 million, or 11.11%. The increase in long-term borrowings included a $5 million term borrowing which was entered into with the FHLB in January of 2008.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of June 30, 2008, regulatory capital to total average assets was 9.18% as compared to 9.09% on December 31, 2007. The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the six months ended June 30, 2008, the Company purchased 20,000 shares for the treasury at a total cost of $505,500.               .

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.94% and the total capital ratio to risk weighted asset ratio was 12.72% at June 30, 2008.  The Company is deemed to be well-capitalized under regulatory standards.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due.  The consolidated statements of cash flows presented in the accompanying consolidated financial statements included in Part I of this Form 10-Q provide analysis of the Company’s cash and cash equivalents.  Additionally, management considers that portion of the loan and investment portfolio that matures within one year as part of the Company’s liquid assets.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on June 30, 2008 totaled $48.179 million, which consisted of $31.647 million in unfunded commitments of existing loans, $11.788 million to grant new loans and $4.744 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2008:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Loans	$130,002	$15,093	$13,183	$71,079	$68,628
Securities	8,340	1,700	5,268	34,396	61,444
Interest bearing deposits in other banks	811	0	0	0	0
Total rate sensitive assets	139,153	16,793	18,451	105,475	130,072
Cumulative rate sensitive assets	$139,153	$155,946	$174,397	$279,872	$409,944
RATE SENSITIVE LIABILITIES
Interest bearing checking	$28,880	$0	$0	$0	$0
Money market deposits	35,231	0	0	0	0
Regular savings	97,821	0	0	0	0
CDs and IRAs	45,476	31,422	8,117	30,951	3,112
Short-term borrowings	17,624	0	0	0	0
Long-term borrowings	2,811	314	500	21,334	17,857
Total rate sensitive liabilities	227,843	31,736	8,617	52,285	20,969
Cumulative rate sensitive liabilities	$227,843	$259,579	$268,196	$320,481	$341,450

Period gap	$(88,690)	$(14,943)	$9,834	$53,190	$109,103
Cumulative gap	$(88,690)	$(103,633)	$(93,799)	$(40,609)	$68,494
Cumulative RSA to RSL	61.07%	60.08%	65.03%	87.33%	120.06%
Cumulative gap to total assets	(19.99)%	(23.36)%	(21.14)%	(9.15)%	15.44%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2008, total interest income increased by $272 thousand, or 4.51%, to $6.308 million as compared to $6.036 million for the three months ended June 30, 2007.  This increase was primarily due to the increase in average loans which increased $23.417 million, or 8.52%, to $298.412 million for the quarter ended June 30, 2008 as compared to $274.995 million for the same three month period in 2007.  Overall average earning assets increased to $408.926 million for the three months ended June 30, 2008 as compared to $384.360 million for the three months ended June 30, 2007.  The resulting interest earned on loans was $4.927 million for the three month period ended June 30, 2008 compared to $4.805 million for the same period in 2007, an increase of $122 thousand, or 2.54%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended June 30, 2008 to 6.53% as compared to 6.66% for the three months ended June 30, 2007. This has been due to lower market yields available for investment.

For the six months ended June 30, 2008, total interest income increased by $677 thousand, or 5.62%, to $12.719 million as compared to $12.042 million for the six months ended June 30, 2007.  This increase was also primarily due to the increase in average total loans.  Average total loans increased to $295.169 million for the six months ended June 30, 2008 as compared to $272.910 million for the six months ended June 30, 2007.  The resulting interest earned on loans was $9.949 million for the six-month period ended June 30, 2008 compared to $9.482 million for the same period in 2007, an increase of $467 thousand, or 4.93%. The overall yield on earning assets, on a tax equivalent basis, decreased for the six months ended June 30, 2008 to 6.61% as compared to 6.66% for the six months ended June 30, 2007 as average earning assets increased to $407.354 million for the period ended June 30, 2008 as compared to $383.185 million for the same period in 2007.

Total interest expense decreased by $659 thousand, or 23.48%, to $2.148 million for the three months ended June 30, 2008 from $2.807 million for the three months ended June 30, 2007.  This decrease was attributable to the decrease in the cost of funds. The cost of funds decreased to 2.56% for the three months ended June 30, 2008 as compared to 3.55% for the second quarter of 2007.  Average interest bearing liabilities on the other hand increased to $337.383 million for the three months ended June 30, 2008 as compared to $316.848 million for the three months ended June 30, 2007.  This increase was due to the increase in average time deposits.  Average time deposits increased to $119.247 million for the three month period ended June 30, 2008 as compared to $101.659 million for the same period in 2007.

Total interest expense decreased by $1.082 million, or 19.10%, to $4.582 million for the six months ended June 30, 2008 from $5.664 million for the six months ended June 30, 2007.  As with the quarterly interest expense, this decrease was primarily attributable to the decrease in the cost of funds, which decreased to 2.74% for the six month period ended June 30, 2008 as compared to 3.60% for the same period in 2007. Offsetting the decrease in the cost of funds was the increase to average interest bearing liabilities to $335.757 million for the six months ended June 30, 2008 as compared to $316.865 million for the six months ended June 30, 2007.  The year-to-date increase in average interest bearing liabilities was also due to the increase in average time deposits.  Average time deposits increased to $116.998 million for the six month period ended June 30, 2008 when compared to $100.739 million for the six month period ended June 30, 2007.

Net interest income increased by $931 thousand, or 28.83%, to $4.160 million for the three months ended June 30, 2008 from $3.229 million for the three months ended June 30, 2007.  The Bank’s net interest spread increased to 3.97% for the three months ended June 30, 2008 from 3.11% for the three months ended June 30, 2007 on a fully tax equivalent basis.  The net interest margin increased to 4.42% for the three month period ended June 30, 2008 from 3.73% for the three month period ended June 30, 2007 on a fully tax equivalent basis. The yield curve has become relatively steep since the middle of 2007 when the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. The preceding discussion is an indication of the results of how lower funding costs have affected the company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the result has been an increase in net interest margin between the two periods compared.

Net interest income increased by $1.759 million, or 27.58%, to $8.137 million for the six months ended June 30, 2008 from $6.378 million for the six months ended June 30, 2007.  The Bank’s net interest spread increased to 3.87% for the six months ended June 30, 2008 from 3.06% for the six months ended June 30, 2007 on a fully tax equivalent basis.  The net interest margin increased to 4.35% for the six month period ended June 30, 2008 from 3.68% for the six month period ended June 30, 2007 on a fully tax equivalent basis. The increase in net interest spread and net interest income for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 is also due to the repositioning of the yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the six-month and three-month periods ended June 30, 2008, and June 30, 2007:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Six months ended
	June 2008			June 2007
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$116,685	$3,763	6.49%	$114,298	$3,746	6.61%
Installment	17,159	682	7.99%	16,896	702	8.38%
Commercial	137,134	4,960	7.27%	121,137	4,566	7.60%
Tax exempt (1)	23,725	521	6.69%	20,128	440	6.68%
Other loans	466	23	9.93%	451	28	12.52%
Total loans	295,169	9,949	6.96%	272,910	9,482	7.17%
Investment securities (AFS)
Taxable	70,514	1,940	5.53%	67,322	1,712	5.13%
Non-taxable (1)	40,680	818	6.12%	40,883	789	5.90%
Total securities	111,194	2,758	5.75%	108,205	2,501	5.42%
Time deposits with other banks	809	10	2.49%	635	18	5.72%
Fed funds sold	182	2	2.21%	1,435	41	5.76%
Total earning assets	407,354	12,719	6.61%	383,185	12,042	6.66%
Less: allowance for loan losses	(2,481)			(1,887)
Cash and due from banks	6,477			6,502
Premises and equipment, net	5,855			5,786
Other assets	18,335			17,530
Total assets	$435,540			$411,116
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$27,483	137	1.00%	$25,091	142	1.14%
Regular savings	97,048	713	1.48%	109,235	1,873	3.46%
Money market savings	34,631	346	2.01%	35,051	565	3.25%
Time	116,998	2,295	3.94%	100,739	2,109	4.22%
Total interest bearing deposits	276,160	3,491	2.54%	270,116	4,689	3.50%
Other borrowings	59,597	1,091	3.68%	46,749	975	4.21%
Total interest bearing	335,757	4,582	2.74%	316,865	5,664	3.60%
Liabilities
Net interest income		$8,137	3.87%		$6,378	3.06%
Non-interest bearing
Demand deposits	54,007			50,685
Accrued expenses and
Other liabilities	3,097			2,455
Stockholders’ equity	42,679			41,111
Total liabilities and
Stockholders’ equity	$435,540			$411,116
Interest income/earning assets			6.61%			6.66%
Interest expense/earning assets			2.26%			2.98%
Net interest margin			4.35%			3.68%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 366/182 annualization method.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	June 2008			June 2007
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$116,271	$1,841	6.37%	$114,605	$1,873	6.56%
Installment	17,087	323	7.60%	17,102	355	8.33%
Commercial	140,940	2,493	7.11%	122,847	2,343	7.65%
Tax exempt (1)	23,652	259	6.67%	19,998	220	6.70%
Other loans	462	11	9.58%	443	14	12.68%
Total loans	298,412	4,927	6.82%	274,995	4,805	7.17%
Investment securities (AFS)
Taxable	69,525	974	5.63%	61,394	757	4.95%
Non-taxable (1)	39,807	401	6.13%	46,652	454	5.91%
Total securities	109,332	1,375	5.82%	108,046	1,211	5.36%
Time deposits with other banks	819	4	1.96%	0	0	0.00%
Fed funds sold	363	2	2.22%	1,319	20	6.08%
Total earning assets	408,926	6,308	6.53%	384,360	6,036	6.66%
Less: allowance for loan losses	(2,517)			(1,948)
Cash and due from banks	6,946			6,642
Premises and equipment, net	6,016			5,790
Other assets	18,926			17,509
Total assets	$438,297			$412,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$29,322	72	0.99%	$25,327	74	1.17%
Regular savings	96,542	298	1.24%	109,936	913	3.33%
Money market savings	34,997	148	1.70%	34,527	274	3.18%
Time	119,247	1,113	3.75%	101,659	1,076	4.25%
Total interest bearing deposits	280,108	1,631	2.34%	271,449	2,337	3.45%
Other borrowings	57,275	517	3.63%	45,399	470	4.15%
Total interest bearing	337,383	2,148	2.56%	316,848	2,807	3.55%
Liabilities
Net interest income		$4,160	3.97%		$3,229	3.11%
Non-interest bearing
Demand deposits	56,327			51,807
Accrued expenses and
Other liabilities	3,023			2,496
Stockholders’ equity	41,564			41,202
Total liabilities and
Stockholders’ equity	$438,297			$412,353
Interest income/earning assets			6.53%			6.66%
Interest expense/earning assets			2.11%			2.93%
Net interest margin			4.42%			3.73%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 366/91 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the six month and three month periods ended June 30, 2008 and June 30, 2007.

NET INTEREST INCOME

	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total Interest Income	$12,719	$12,042	$6,308	$6,036
Tax Exempt Loans	268	227	133	114
Non-Taxable Securities	421	406	206	233
	13,408	12,675	6,647	6,383
Total Interest Expense	4,582	5,664	2,148	2,807
Net Interest Income (Fully Tax Equivalent Basis)	$8,826	$7,011	$4,499	$3,576

Provision for Loan Losses:

The provision for loan losses for the three months ended June 30, 2008 was $135 thousand, an increase of $15 thousand, or 12.50% over the same period in 2007.

The provision for loan losses for the six months ended June 30, 2008 was $255 thousand, also an increase of $15 thousand, or 6.25% over the same period in 2007. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for both the quarter ended and six month period ended June 30, 2008. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.  The Bank has not participated in any sub-prime lending activity.

In the three month period ended June 30, 2008, charge-offs totaled $11 thousand while net charge-offs totaled $2 thousand as compared to $17 thousand and $9 thousand, respectively, for the same three month period in 2007.

In the six month period ended June 30, 2008, charge-offs totaled $130 thousand while net charge-offs totaled $104 thousand as compared to $36 thousand and $17 thousand, respectively, for the same six month period in 2007.

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

Non-performing loans:

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Non-accrual and restructured	$509	$395
Loans past due 90 or more days, accruing interest	0	91
Total nonperforming loans	509	486
Foreclosed assets	5,171	5,237
Total nonperforming assets	$5,680	$5,703
Nonperforming loans to total loans at period-end	0.17%	0.17%
Nonperforming assets to period end loans and foreclosed assets	1.87%	1.93%

Other Income:

Service charges and fees increased 0.79%, or $4 thousand, to $509 thousand in the three months ended June 30, 2008, from $505 thousand in the three months ended June 30, 2007.

Service charges and fees increased 2.62%, or $25 thousand, to $978 thousand in the six months ended June 30, 2008, from $953 thousand in the six months ended June 30, 2007.  The increase in service charges and fees is due, in part, to debit card fee income of $260 thousand for the six month period ended June 30, 2008 compared to $172 thousand for the comparable period in 2007, an increase of $88 thousand, or 51.13%.  Decreases to net overdraft fees in the amount of $45 thousand for the six months ended June 30, 2008, as well as a decrease of $23 thousand, or 20.68% to overall service charges assessed offset the increase to debit card fees. Overall, the increase is not considered to be material.

Investment division income was $76 thousand for the three month period ended June 30, 2008, a decrease of $30 thousand, or 28.30%, from $106 thousand for the same period in 2007.  The decrease for the quarter ended June 30, 2008 is due to an unusually strong second quarter in 2007. Both the quarterly variance and June 30, 2008 year-to-date variance are reflective of their comparison with the investment division performance in the second quarter of 2007. This variance will be monitored in future periods to determine any trends that may be developing.

Investment division income was $160 thousand for the six month period ended June 30, 2008, a decrease of $25 thousand, or 13.51%, from the same period in 2007. See previous discussion included in the quarterly results.

Earnings on investment in life insurance was $76 thousand for the three month period ended June 30, 2008, compared to the same amount for the three month period ended June 30, 2007.

Earnings on investment in life insurance were $155 thousand for the six month period ended June 30, 2008, an increase of $4 thousand, or 2.65%, when compared to $151 thousand for the six month period ended June 30, 2007. Increases in earnings for the year-to-date period ended June 30, 2008 are the product of increases in long term market rates. The rates earned on life insurance products are variable and have benefited from slight increases in market rates.

Other income was $141 thousand for the three months ended June 30, 2008, an increase of $35 thousand, or 33.02% from $106 thousand for the comparable period in 2007.

Other income was $263 thousand for the six months ended June 30, 2008, a decrease of $13 thousand, or 4.71%, from $276 thousand for the comparable period in 2007. This change is not considered material and no one contributing factor was identified.

Gain on sale of interest in insurance agency was $0 for the three and six months ended June 30, 2008 compared to $220,000 for the comparable periods in 2007.  The Company realized this gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007.  The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

Losses on security sales were $10 thousand for the three months ended June 30, 2008 compared to losses of $165 thousand for the comparable period in 2007, a decrease of $155 thousand.

Gains on security sales were $16 thousand for the six months ended June 30, 2008 compared to losses of $136 thousand for the comparable period in 2007, an increase of $152 thousand.  The increase is due to opportunities provided by market conditions to sell some securities at gains. Overall gains and losses from security sales have not contributed significantly to earnings in the current year.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the first half of 2008 to record other than temporary impairment charges in relation to four equity positions held by the Company. The amount of impairment charged against income for the six months ended June 30, 2008 was $265 thousand. The charges are not comparable to the same period in 2007.  These securities will be monitored in future quarters for any further deterioration.

Other Operating Expenses:

Total other expenses increased 1.74%, or $43 thousand, to $2.514 million during the three months ended June 30, 2008 compared to $2.471 million for the comparable period in 2007.

Total other expenses increased 5.35%, or $264 thousand, to $5.175 million during the six months ended June 30, 2008 compared to $4.911 million for the comparable period in 2007.

Components of other expenses are as follows:

Salaries and benefits decreased 3.99%, or $47 thousand, to $1.130 million for the three months ended June 30, 2008 compared to $1.177 million for the same period in 2007. A significant contributor to decreases is benefit expenses associated with the retirement of the Chief Executive Officer as of December 31, 2006.

Salaries and benefits decreased 0.76%, or $18 thousand, to $2.340 million for the six months ended June 30, 2008 compared to $2.358 million for the same period in 2007, also as a result of the reduction in executive benefits when compared to the same period in 2007. In addition to the benefits decrease, the full-time equivalent number of employees was 112 as of June 30, 2008 compared to 114 as of June 30, 2007.

Occupancy expenses decreased $5 thousand, or 2.79%, for the three month period ended June 30, 2008, to $174 thousand, compared to $179 thousand for the same period in 2007.  This is considered to be in line with budgeted expectations.

Occupancy expense also decreased $5 thousand, or 1.33%, for the six month period ended June 30, 2008, to $372 thousand, compared to $377 thousand for the six month period ended June 30, 2007. Again, these costs are deemed to be in line with current year budget expectations.

Equipment expense decreased $20 thousand, or 14.93%, for the three month period ended June 30, 2008, to $114 thousand, compared to $134 thousand for the same period in 2007.  These costs decreased due to depreciation expense associated with on-line teller equipment purchased in 2003. The equipment was fully depreciated in the first half of 2008 and no longer an expense.

Equipment expense decreased $24 thousand, or 9.13%, for the six month period ended June 30, 2008, to $239 thousand, compared to $263 thousand for the six month period ended June 30, 2007.  Again, these costs decreased due to depreciation expense associated with on-line teller equipment purchased in 2003 which became fully depreciated in the first half of 2008 and are no longer reflected in expense.

FDIC insurance and assessments were unchanged at $38 thousand for the three months ended June 30, 2008 when compared to the same period in 2007.

FDIC insurance and assessments were also unchanged at $75 thousand for the six months ended June 30, 2008 when compared to the same period in 2007.  Beginning in 2007, a new risk-based deposit assessment system was adopted by the FDIC.  Under the new system, all FDIC insured institutions are required to pay deposit premiums.  The additional premiums due were offset by credits issued for premiums paid by the Company prior to 1996.  The total credit received by the Company was $148,000.  The credit was completely used in the quarter ended June 30, 2008.

Professional fees and outside services increased $32 thousand, or 38.55%, in the three months ended June 30, 2008 to $115 thousand, compared to $83 thousand for the three month period ended June 30, 2007. The increase is due to costs associated with professional consulting in relation to the valuation of the Company’s investment in Old Forge Bank in the amount of $20 thousand, as well as $8 thousand expensed in relation to an asset/liability model validation contract entered into in the second quarter of 2008.

Professional fees and outside services increased $106 thousand, or 59.22%, in the six months ended June 30, 2008 to $285 thousand, compared to $179 thousand for the same six month period ended June 30, 2007. The increase to professional fees is due to matters discussed within the second quarter results as well as the Company’s expectations for 2008 due to ongoing costs associated with the formation of the new companies in the second quarter of 2007.

Computer services and supplies increased $53 thousand, or 29.94%, for the three months ended June 30, 2008, to $230 thousand, compared to $177 thousand for the comparable period in 2007.  This increase is deemed to be in line with budget expectations as the Company works to implement new technologies to its information technologies department.

Computer services and supplies increased $80 thousand, or 21.00%, for the six months ended June 30, 2008, to $461 thousand, compared to $381 thousand for the comparable period in 2007. This increase too is considered to be line with budget expectations for the second quarter of 2008 as the Company works to implement new technologies to its information technologies department.  The increase is also due to processing changes implemented for 2008 in relation to debit card transactions. In previous accounting periods, fees were offset with the expenses incurred when processing debit card transactions. In 2008, a change was implemented to more accurately identify the profitability attained through debit card transactions by recording the fee income and processing fees separately. This accounted for $46 thousand of the year-to-date variance.

Taxes, other than payroll and income, decreased $5 thousand, or 5.43%, to $87 thousand for the three months ended June 30, 2008 compared to $92 thousand for the same period in 2007. This variance is considered to be immaterial and within budget expectations.

Taxes, other than payroll and income, decreased $8 thousand, or 4.32%, to $177 thousand for the six months ended June 30, 2008 compared to $185 thousand for the same period in 2007. This variance is also considered to be immaterial and within budget expectations.

Amortization expense-deposit acquisition premiums decreased $1 thousand, or 1.54%, to $64 thousand for the three months ended June 30, 2008 compared to $65 thousand for the same period in 2007. This variance is considered to be immaterial and within budget expectations.

Amortization expense-deposit acquisition premiums increased $3 thousand, or 2.38%, to $129 thousand for the six months ended June 30, 2008 compared to $126 thousand for the same period in 2007. This variance is considered to be immaterial and within budget expectations.

Stationary and printing supplies increased $14 thousand, or 17.95%, to $92 thousand for the three months ended June 30, 2008 compared to $78 thousand for the same period in 2007. This variance was within budget expectations.

Stationary and printing supplies increased $8 thousand, or 4.94%, to $170 thousand for the six months ended June 30, 2008 compared to $162 thousand for the same period in 2007. This variance was within budget expectations.

All other operating expenses increased $22 thousand, or 4.91%, to $470 thousand in the three months ended June 30, 2008, compared to $448 thousand for the same three month period in 2007.  The increase in all other operating expense categories and other standard operating expenses is due to various items in the second quarter of 2008.

All other operating expenses increased $122 thousand, or 15.61%, to $927 thousand for the six month period ended June 30, 2008, compared to $805 thousand for the same six month period in 2007. The increase is primarily due to continued costs incurred in relation to the commercial property in which a deed in lieu of foreclosure was taken in the third quarter of 2006 as well as the overall costs associated with other real estate owned by the Company. Overall, an additional $84 thousand was expensed in this manner when comparing the first two quarters of 2008 and 2007. This also caused an unfavorable budget variance of $77 thousand for these expenses which the Company refers to as “special assets”.

Income Tax Provision:

The Corporation recorded an income tax provision of $516 thousand, or 23.24% of income, and $197 thousand, or 13.26% of income, for the quarters ended June 30, 2008 and 2007, respectively.

The Corporation recorded an income tax provision of $895 thousand, or 22.30% of income, and $464 thousand, or 16.13% of income, for the six months ended June 30, 2008 and 2007, respectively.  Increases in the effective tax rate for the quarter ended, and year-to-date period ended June 30, 2008 is due to decreased tax-exempt income in relation to total income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now decreased the overnight borrowing rate to 2.00% since they began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. As such, the Company continues to operate within a steeper yield curve environment which has increased the net interest margin. As of June 30, 2008, the Bank is currently showing more sensitivity to an upward shift in rates.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 13.74%, or $2.267 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 2.43% or $400 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank falls outside of the guidelines established by the Bank’s asset/liability policy for the positive rate scenario testing. Management has implemented a program of investing in shorter duration securities to limit this risk. By investing in shorter term securities, the Bank will be more able to adapt to rising rates by reinvesting those short term securities as higher rates become available. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2007, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2008 – April 30, 2008	0	$0	0	65,751
May 1, 2008 – May 31, 2008	0	$0	0	65,751
June 1, 2008 – June 30, 2008	0	$0	0	65,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation's common stock outstanding.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 26, 2008, Meeting Chairman, John W. Ord, reported that the Judge of Election and Proxies had completed the voting tabulations.  On the basis of their report, he declared that George H. Stover, Jr., Richard S. Lochen, Jr. and Ronald G. Kukuchka were elected for a three-year term.

I.  Election of Class III Directors

		WITHHOLD
NAME	FOR	AUTHORITY
George H. Stover, Jr.	1,986,493	12,131
Richard S. Lochen, Jr.	1,980,710	17,914
Ronald G. Kukuchka	1,992,598	6,026

Class I Directors whose terms will expire in 2009
John W. Ord
Russell D. Shurtleff

Class II Directors whose terms will expire in 2010
William E. Aubrey II

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.*****;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.*****;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics, as amended, filed herewith;
(21)	Subsidiaries of Peoples Financial Services Corp.******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
	******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/  Richard S. Lochen, Jr
Richard S. Lochen, Jr., President
Date:  August 11, 2008

By/s/  Frederick J. Malloy
Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:  August 11, 2008