Form 10-Q
period 2008-09-30
PEOPLES FINANCIAL SERVICES CORP/
filed 2008-11-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008 or
(  ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

No. 0-23863
(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2391852
(State of incorporation)	(IRS Employer Identification No.)

82 FRANKLIN AVENUE, HALLSTEAD, PA	18822
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer _____            Accelerated filer X               Non-accelerated filer _____        Smaller reporting company _____
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Number of shares outstanding as of October 31, 2008

COMMON STOCK ($2 Par Value)	3,131,181
--------------------------	-------------------
(Title of Class)	(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2008

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of September 30, 2008
	and December 31, 2007

	Consolidated Statements of Operations	4
	(Unaudited) for the Three Months and Nine Months
	Ended September 30, 2008 and 2007

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Nine Months
	Ended September 30, 2008 and 2007

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Nine Months
	Ended September 30, 2008 and 2007

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of	14-30
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	34

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and December 31, 2007
(In thousands, except share and per share data)
ASSETS:	Sept 2008	Dec 2007
Cash and due from banks	$10,458	$8,051
Interest bearing deposits in other banks	789	555
Federal Funds Sold	16,695	0
Cash and cash equivalents	27,942	8,606
Securities available for sale	104,922	112,746
Loans	300,697	291,052
Allowance for loan losses	(2,738)	(2,451)
Loans, net	297,959	288,601
Bank premises and equipment, net	7,141	5,872
Accrued interest receivable	2,406	2,237
Intangible assets	883	1,076
Other real estate owned	5,171	5,237
Bank owned life insurance	7,841	7,614
Other assets	6,923	2,445
Total assets	$461,188	$434,434
LIABILITIES:
Deposits:
Non-interest bearing	$60,803	$53,731
Interest bearing	303,256	273,699
Total deposits	364,059	327,430
Accrued interest payable	964	925
Short-term borrowings	17,218	22,848
Long-term borrowings	40,004	38,534
Other liabilities	1,532	1,892
Total liabilities	423,777	391,629
STOCKHOLDERS' EQUITY:
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,131,181 shares and 3,138,493 shares at September 30, 2008 and December 31, 2007, respectively	6,683	6,683
Surplus	3,100	3,083
Retained earnings	38,484	38,824
Accumulated other comprehensive loss	(6,173)	(1,390)
Treasury stock at cost; 210,070 and 202,758 shares at September 30, 2008 and December 31, 2007, respectively	(4,683)	(4,395)
Total stockholders' equity	37,411	42,805
Total liabilities and stockholders’ equity	$461,188	$434,434

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	Sept 30 2008	Sept 30 2007	Sept 30 2008	Sept 30 2007
INTEREST INCOME:
Loans receivable, including fees	$4,926	$4,937	$14,875	$14,419
Securities:
Taxable	907	759	2,847	2,471
Tax exempt	445	495	1,263	1,284
Other	45	2	57	61
Total interest income	6,323	6,193	19,042	18,235
INTEREST EXPENSE:
Deposits	1,624	2,284	5,115	6,973
Short-term borrowings	99	152	300	456
Long-term borrowings	433	369	1,323	1,040
Total interest expense	2,156	2,805	6,738	8,469
Net interest income	4,167	3,388	12,304	9,766
PROVISION FOR LOAN LOSSES	165	40	420	280
Net interest income after provision for loan losses	4,002	3,348	11,884	9,486
OTHER INCOME (LOSS):
Customer service fees	518	494	1,496	1,447
Investment division commission income	135	93	295	278
Earnings on investment in life insurance	72	77	227	228
Other income	141	119	404	395
Realized gain on sale of interest in insurance agency	0	0	0	220
Net realized gains (losses) on sales of securities available for sale	7	44	23	(92)
Other than temporary security impairments	(4,869)	0	(5,134)	0
Total other income (loss)	(3,996)	827	(2,689)	2,476
OTHER EXPENSES:
Salaries and employee benefits	1,306	1,211	3,646	3,569
Occupancy	173	173	545	550
Equipment	117	120	356	383
FDIC insurance and assessments	64	38	139	113
Professional fees and outside services	125	90	410	269
Computer services and supplies	263	193	724	574
Taxes, other than payroll and income	86	93	263	278
Impairment charge – other real estate owned	0	575	0	575
Amortization expense-deposit acquisition premiums	65	64	194	190
Stationary and printing supplies	93	89	263	251
Other	439	449	1,366	1,254
Total other expenses	2,731	3,095	7,906	8,006
Income (loss) before income taxes (benefit)	(2,725)	1,080	1,289	3,956
INCOME TAXES (BENEFIT)	(1,159)	196	(264)	660
Net income (loss)	$(1,566)	$884	$1,553	$3,296
Net income (loss) per share, basic	$(.50)	$.28	$.50	$1.05
Net income (loss) per share, diluted	$(.50)	$.28	$.50	$1.05

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008 (Note 6)	0	0	(71)	0	0	(71)
Comprehensive loss
Net income	0	0	1,553	0	0	1,553
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(6,529)	0	(6,529)
Re-classification adjustment for impairment charges on securities, net of taxes	0	0	0	1,746	0	1,746
Total comprehensive loss						(3,230)
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.57 per share)	0	0	(1,822)	0	0	(1,822)
Treasury stock purchase (20,000 shares)	0	0	0	0	(506)	(506)
Treasury stock issued for stock option plan (12,688 shares)	0	16	0	0	218	234
Balance, September 30, 2008	$6,683	$3,100	$38,484	$(6,173)	$(4,683)	$37,411

Balance, December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income
Net income	0	0	3,296	0	0	3,296
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(849)	0	(849)
Total comprehensive income						2,447
Stock option expense	0	2	0	0	0	2
Cash dividends, ($0.57 per share)	0	0	(1,786)	0	0	(1,786)
Treasury stock purchase (3,500 shares)	0	0	0	0	(94)	(94)
Treasury stock issued for stock option plan (7,645 shares)	0	33	0	0	121	154
Balance, September 30, 2007	$6,683	$3,081	$37,846	$(1,244)	$(4,403)	$41,963

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows from Operating Activities
Net income	$1,553	$3,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641	664
Provision for loan losses	420	280
(Gain) loss on sale of other real estate owned	(15)	4
Impairment charge-other real estate owned	0	575
Amortization of securities premiums and accretion of discounts, net	112	314
Amortization of deferred loan costs	245	223
Gain on sale of interest in insurance agency	0	(220)
(Gain) loss on sales of securities available for sale, net	(23)	92
Other than temporary security impairments	5,134	0
Stock option expense	1	2
Deferred income taxes	(1,629)	0
Proceeds from the sale of loans originated for sale	5,095	4,474
Net (gain) loss on sale of loans originated for sale	(64)	1
Loans originated for sale	(5,031)	(4,806)
Net earnings on investment in life insurance	(227)	(228)
Increase in accrued interest receivable	(169)	(360)
(Increase) decrease in other assets	(385)	95
Increase in accrued interest payable	39	5
Decrease in other liabilities	(431)	(7)
Net cash provided by operating activities	5,640	4,404
Cash Flows from Investing Activities
Proceeds from sale of interest in insurance agency	0	551
Proceeds from sale of available for sale securities	49,477	42,298
Proceeds from maturities of and principal payments received on available for sale securities	4,934	14,350
Purchase of available for sale securities	(59,057)	(60,118)
Net increase in loans	(10,122)	(11,742)
Purchase of premises and equipment	(1,717)	(288)
Proceeds from sale of other real estate	180	67
Net cash used in investing activities	(16,305)	(14,882)
Cash Flows from Financing Activities
Cash dividends paid	(1,822)	(1,786)
Increase (decrease) in deposits	36,629	(2,270)
Proceeds from long-term borrowings	5,000	8,275
Repayment of long-term borrowings	(3,530)	(8,807)
Increase (decrease) in short-term borrowings	(5,630)	10,572
Purchase of treasury stock	(506)	(94)
Proceeds from sale of treasury stock	234	154
Net cash provided by financing activities	30,375	6,044
Net increase (decrease) in cash and cash equivalents	19,336	(4,434)
Cash and cash equivalents, beginning of year	8,606	12,380
Cash and cash equivalents, end of period	$27,942	$7,946
Supplemental disclosures of cash paid
Interest paid	$6,699	$8,464
Income taxes paid	$1,680	$510
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$99	$276

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss) applicable to common stock	$(1,566,000)	$884,000	$1,553,000	$3,296,000
Weighted average common shares outstanding	3,130,888	3,136,565	3,127,166	3,135,122
Effect of dilutive securities, stock options	0	10,106	5,339	10,307
Weighted average common shares outstanding used to calculate diluted earnings per share	3,130,888	3,146,671	3,132,505	3,145,429
Basic earnings (loss) per share	$(0.50)	$0.28	$0.50	$1.05
Diluted earnings (loss) per share	$(0.50)	$0.28	$0.50	$1.05

Stock options for 10,981 and 11,518 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007, respectively, because they are antidilutive.

NOTE 3. SECURITIES AVAILABLE FOR SALE

The total securities portfolio is held as available for sale. Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as the accumulated other comprehensive income component of stockholders’ equity. As of September 30, 2008, the estimated fair value of the securities in the investment portfolio was $104.922 million, while the carrying, or book, value was $114.275 million, reflecting an unrealized loss in the portfolio of $9.353 million after taking the impairment charges described below. At December 31, 2007, the fair value and carrying value of the securities in the investment portfolio were $112.746 million and $114.851 million, respectively, reflecting an unrealized loss of $2.106 million.

The Company recorded other than temporary impairments of $4.869 million and $5.134 million during the three and nine months ended September 30, 2008, respectively. These impairments were the result of writing down two bond issuance of Lehman Brother Holdings for $2.580 million, two preferred equity securities of the Federal Home Loan Mortgage Corp. (FHLMC) for $2.289 million, and four common equity securities for $265,000. These write-downs were measured based on public market prices. In reaching the determination to record these impairments management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge was appropriate for these securities.

As of September 30, 2008, the Company’s investment portfolio had gross unrealized losses of $9.415 million. The following table provides information on investment securities with unrealized losses as of September 30, 2008.

(dollars in thousands)	Number of Securities	Fair Value	Amortized Cost	Unrealized Loss
U.S. Government agencies and corporations	6	$5,848	$5,906	$(58)
Obligations of state and political subdivisions	80	40,451	44,624	(4,173)
Corporate debt securities	12	15,892	20,410	(4,518)
Mortgage-backed securities	17	21,844	22,159	(315)
Common equity securities	17	1,065	1,416	(351)
Totals	132	$85,100	$94,515	$(9,415)

As of September 30, 2008, the Company had 6 (all less than 12 months) U.S. Government agencies and corporations securities, 80 (77 less than 12 months, 3 greater than 12 months) obligations of state and political subdivisions, 12 (10 less than 12 months, 2 greater than 12 months) corporate debt securities, 17 (14 less than 12 months, 3 greater than 12 months) mortgage-backed securities, and 17 (8 less than 12 months, 9 greater than 12 months) common equity securities in an unrealized loss position. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of the specific securities and management believes that these unrealized losses represent a temporary impairment of those securities. As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss. The Company has the intent and ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

 NOTE 4.  OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) and related tax effects for the three months and nine months ended September 30, 2008 and 2007 are as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Unrealized holding gains (losses) on available for sale securities	$(8,258)	$1,140	$(12,358)	$(1,379)
Less: Reclassification adjustment for gains (losses) realized in net income	7	44	23	(92)
Less: Reclassification adjustment for other than temporary impairment charge	(4,869)	0	(5,134)	0
Net unrealized gains (losses)	(3,396)	1,096	(7,247)	(1,287)
Tax effect	1,155	(372)	2,464	438
Other comprehensive income (loss)	$(2,241)	$724	$(4,783)	$(849)

NOTE 5.  STOCK-BASED COMPENSATION

As of September 30, 2008, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the nine month periods ending September 30, 2008 and 2007, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $4,339,000 of standby letters of credit as of September 30, 2008.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at September 30, 2008 was $4,339,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3,059,000.

NOTE 7.  NEW ACCOUNTING STANDARDS

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

NOTE 8.  FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Securities available for sale	$1,118	$102,739	$1,065	$104,922

Level 3 Input Securities available for sale were valued at $1,065,000 at both December 31, 2007 and September 30, 2008.

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s consolidated financial statement.

NOTE 9.  EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (` EESA") was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary's authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary's plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary's authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any its other three most highly compeniated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC's ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment form one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The Company has a filing deadline of November 14, 2009 to participate in the Capital Purchase Plan. The Company is currently evaluating participation.

NOTE 10. FEDERAL DEPOSIT INSURANCE

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that do not opt out of the program by November 14, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

NOTE 11.  RECLASSIFICATIONS

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

On June 24, 2008, Peoples National Bank entered into a $678,500 contract for the construction of its first physical location in Lackawanna County, Pennsylvania. Construction of this office was completed by the end of the third quarter and the office was in operation as of October 1, 2008.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 17 of this report related to other than temporary impairment of investment securities, page 26 of this report for the provision and allowance for loan losses and page 28 for the impairment charge to other real estate owned.

OVERVIEW

Net income for the nine months ended September 30, 2008 decreased 52.88% to $1.553 million as compared to $3.296 million for the same period in 2007.  Diluted earnings per share decreased 52.38% to $0.50 per share for the nine months ended September 30, 2008 from $1.05 per share in the same nine-month period in 2007.  At September 30, 2008, the Company had total assets of $461.188 million, total net loans of $297.959 million, and total deposits of $364.059 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2008, cash, federal funds sold and deposits with other banks totaled $27.942 million as compared to $8.606 million on December 31, 2007. The increase in cash and cash equivalents from December 31, 2007 has been the result of a large inflow of deposits, both non-interest bearing and interest bearing. The region has experienced a dramatic increase in funds from the drilling and exploration of natural gas reserves. The Bank has been successful in retaining a large percentage of the deposits from its customers in relation to these gas lease contracts.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $104.922 million on September 30, 2008, decreasing by $7.824 million from the December 31, 2007 total of $112.746 million.  The majority of the decrease in securities is due to write downs in value in relation to other than temporary impairment charges to income for the year-to-date period ended September 30, 2008 of $5.134 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities as of September 30, 2008 included an unrealized loss of $9.353 million reflected as accumulated other comprehensive loss of $6.173 million in stockholders’ equity, net of deferred income taxes of $3.180 million.  This compares to an unrealized loss of $2.106 million at December 31, 2007 reflected as accumulated other comprehensive loss of $1.390 million, net of deferred income taxes of $716 thousand.

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

For additional detail regarding our investment portfolio, see Note 3 "Securities Available for Sale" of the interim financial statements included under Item 1 of this report.

Loans:

Net loans increased $9.358 million, or 3.24%, to $297.959 million as of September 30, 2008 from $288.601 million as of December 31, 2007.  Of the loan growth experienced in the first nine months of 2008, the largest growth was in commercial loans. Commercial loans, including traditional commercial loans as well as commercial real estate mortgages, increased $8.196 million, or 5.24%, to $164.554 million as of September 30, 2008 compared to $156.358 million as of December 31, 2007. Residential real estate mortgage loans increased $1.614 million, or 1.38%, to $118.536 million as of September 30, 2008, compared to $116.922 million as of December 31, 2007.

Increasing the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management continues its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Other Assets:

Other assets increased $4.478 million, or 183.15%, to $6.923 million as of September 30, 2008 from $2.445 million as of December 31, 2007.  The most significant increase in other assets was the $4.313 million increase in deferred taxes from December 31, 2007 to September 30, 2008.  Deferred taxes increased due to losses incurred related to write-downs of certain securities as described in the "Securities" section as well as from the increase in unrealized losses on securities.  The deferred tax asset related to securities write-downs is $1.961 million at September 30, 2008.  Of this total, $1.084 million are considered capital losses at September 30, 2008 (gross amount of $3,188,000).  The Company has several strategies in place to realize these capital losses, including potential sales lease back transactions.  Furthermore, the Company continues to hold bank stocks, including a significant number of shares in a nearby financial institution, which are expected to generate capital gains prior to the expiration of the five year capital loss carry forward period which will not begin until securities are actually sold.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the nine-month period ended September 30, 2008, total deposits increased by $36.629 million, or 11.19%, to $364.059 million compared to $327.430 million as of December 31, 2007. Time deposits increased by $41.590 million, or 37.86%, to $151.434 million when compared to year end December 31, 2007 at $109.844 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $7.072 million, or 13.16%, to $60.803 million when compared to $53.731 million at December 31, 2007. Interest-bearing checking deposits were down $1.365 million, or 2.13%, to $62.785 million compared to $64.150 million as of December 31, 2007. And finally, savings deposits were down $10.334 million, or 10.40%, to $89.037 million when compared to $99.371 million at December 31, 2007.

As with the Company’s six month reporting, the trend in the third quarter of 2008 continued. Short term and core deposit rates have decreased significantly since 2007. As such, time deposits offer consumers higher interest rates while at the same time offering the relative safety offered by a commercial bank and FDIC insurance. Non-interest bearing deposits have also increased in the third quarter of 2008. The Bank has experienced a significant inflow of funds from natural gas lease contracts entered into by Bank customers.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2008 were $17.218 million as compared to $22.848 million as of December 31, 2007, a decrease of $5.630 million, or 24.64%. Long-term borrowings were $40.004 million as of September 30, 2008 compared to $38.534 million as of December 31, 2007, an increase of $1.470 million, or 3.81%. The increase in long-term borrowings included a $5 million term borrowing which was entered into with the FHLB in January of 2008.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of September 30, 2008, regulatory capital to total average assets was 8.59% as compared to 9.09% on December 31, 2007. The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the nine months ended September 30, 2008, the Company purchased 20,000 shares for the treasury at a total cost of $505,500.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.32% and the total capital ratio to risk weighted asset ratio was 12.12% at September 30, 2008.  The Company is deemed to be well-capitalized under regulatory standards.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on September 30, 2008 totaled $46.012 million, which consisted of $33.462 million in unfunded commitments of existing loans, $8.211 million to grant new loans and $4.339 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2008:

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$789	$0	$0	$0	$0
Loans	142,707	10,175	13,682	62,778	68,617
Securities	6,052	2,008	7,198	24,470	65,194
Federal funds sold	16,695	0	0	0	0
Total rate sensitive assets	166,243	12,183	20,880	87,248	133,811
Cumulative rate sensitive assets	$166,243	$178,426	$199,306	$286,554	$420,365
RATE SENSITIVE LIABILITIES
Interest bearing checking	$31,211	$0	$0	$0	$0
Money market deposits	31,574	0	0	0	0
Regular savings	89,788	0	0	0	0
CDs and IRAs	35,815	56,597	22,966	24,907	10,398
Short-term borrowings	17,218	0	0	0	0
Long-term borrowings	314	283	435	15,639	23,333
Total rate sensitive liabilities	205,920	56,880	23,401	40,546	33,731
Cumulative rate sensitive liabilities	$205,920	$262,800	$286,201	$326,747	$360,478

Period gap	$(39,677)	$(44,697)	$(2,521)	$46,702	$100,080
Cumulative gap	$(39,677)	$(84,374)	$(86,895)	$(40,193)	$59,887
Cumulative RSA to RSL	80.73%	67.89%	69.64%	87.70%	116.61%
Cumulative gap to total assets	(8.60%)	(18.29%)	(18.84%)	(8.72%)	12.99%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended September 30, 2008, total interest income increased by $130 thousand, or 2.10%, to $6.323 million as compared to $6.193 million for the three months ended September 30, 2007.  This increase was due to the increase in average loans and average securities held for the quarter ended September 30, 2008 compared to the same quarter in 2007.  Average loans increased $19.069 million, or 6.82%, to $298.711 million for the quarter ended September 30, 2008 as compared to $279.642 million for the same three-month period in 2007. Average securities increased to a lesser extent at $712 thousand, or 0.64%, to $111.541 million for the quarter ended September 30, 2008 as compared to $110.829 million for the same three-month period in 2007. Overall average earning assets increased to $420.094 million for the three months ended September 30, 2008 as compared to $390.516 million for the three months ended September 30, 2007.  The resulting interest earned on loans, was $4.926 million, for the three-month period ended September 30, 2008 compared to $4.937 million for the same period in 2007, a slight decrease of $11 thousand, or 0.22%. The interest earned on securities, was $1.352 million, for the three-month period ended September 30, 2008 compared to $1.254 million for the same period in 2007, an increase of $98 thousand, or 7.81%.   The yield on securities increased from 5.40% for the three months ended September 30, 2007 to 5.64% for the three months ending September 30, 2008, as the Company has sold lower yielding securities and purchased higher yielding securities in their place.  The overall yield on earning assets decreased for the three months ended September 30, 2008 to 6.32% as compared to 6.68% for the three months ended September 30, 2007 on a fully tax equivalent basis.

For the nine months ended September 30, 2008, total interest income increased by $807 thousand, or 4.43%, to $19.042 million as compared to $18.235 million for the nine months ended September 30, 2007.  This increase too was primarily due to increases in average total loans and securities.  Average total loans increased to $296.357 million for the nine months ended September 30, 2008 as compared to $275.179 million for the nine months ended September 30, 2007.  The resulting interest earned on loans, was $14.875 million, for the nine-month period ended September 30, 2008 compared to $14.419 million for the same period in 2007, an increase of $456 thousand, or 3.16%. Average securities increased to $110.794 million for the nine months ended September 30, 2008 as compared to $109.067 million for the nine months ended September 30, 2007.  The resulting interest earned on securities, was $4.110 million, for the nine-month period ended September 30, 2008 compared to $3.755 million for the same period in 2007, an increase of $355 thousand, or 9.45%.   The yield on Securities increased from 5.41% for the nine months ended September 30, 2007, to 5.74% for the nine months ending September 30, 2008 as the Company has sold lower yielding securities and purchased higher yielding securities in their place.  The overall yield on earning assets decreased slightly for the nine months ended September 30, 2008 to 6.52% as compared to 6.67% for the nine months ended September 30, 2007, on a fully tax equivalent basis, as average earning assets increased to $411.080 million for the period ended September 30, 2008 from $385.633 million for the same period in 2007.

Total interest expense decreased by $649 thousand, or 23.14%, to $2.156 million for the three months ended September 30, 2008 from $2.805 million for the three months ended September 30, 2007.  This decrease was attributable to the decrease in the cost of funds which decreased to 2.47% for the three months ended September 30, 2008 as compared to 3.46% for the third quarter of 2007.  Average interest bearing liabilities increased to $346.539 million for the three months ended September 30, 2008 as compared to $321.329 million for the three months ended September 30, 2007.  This increase was primarily due to the increase in time deposits.  Average time deposits increased to $132.914 million for the three-month period ended September 30, 2008 as compared to $102.587 million for the same period in 2007 while at the same time the effective cost of time deposits decreased to 3.47% for the three months ended September 30, 2008 compared to 4.23% for the three months ended September 30, 2007. The Bank has experienced significant growth in time deposits through various special rate offerings as well as the large inflow of deposit money in relation to gas lease contracts entered into by its customers.

Total interest expense decreased by $1.731 million, or 20.44%, to $6.738 million for the nine months ended September 30, 2008 from $8.469 million for the nine months ended September 30, 2007. This decrease was also primarily attributable to the decrease in the cost of funds which decreased to 2.65% for the nine months ended September 30, 2008 as compared to 3.56% for the nine-month period ended September 30, 2007.  Average interest bearing liabilities increased to $339.377 million for the nine months ended September 30, 2008 as compared to $318.370 million for the nine months ended September 30, 2007.  As with the quarterly analysis of interest expense, this increase was also primarily due to the increase in time deposits.  Average time deposits increased to $122.342 million for the nine month period ended September 30, 2008 as compared to $101.362 million for the same period in 2007 while at the same time the effective cost of time deposits decreased to 3.77% for the nine months ended September 30, 2008 compared to 4.22% for the nine months ended September 30, 2007. To reiterate, the Bank has experienced significant growth in time deposits through various special rate offerings as well as the large inflow of deposit money in relation to gas lease contracts entered into by its customers.

Net interest income increased by $779 thousand, or 22.99%, to $4.167 million for the three months ended September 30, 2008 from $3.388 million for the three months ended September 30, 2007.  The Bank’s net interest spread increased to 3.85% for the three months ended September 30, 2008 from 3.22% for the three months ended September 30, 2007 on a fully tax equivalent basis.  The net interest margin increased to 4.28% for the three-month period ended September 30, 2008 from 3.83% for the three-month period ended September 30, 2007 on a fully tax equivalent basis. The yield curve has become relatively steep since the middle of 2007 when the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. The preceding discussion is an indication of the results of how lower funding costs have affected the company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the result has been an increase in net interest margin between the two periods compared.

Net interest income increased by $2.538 million, or 25.99%, to $12.304 million for the nine months ended September 30, 2008 from $9.766 million for the nine months ended September 30, 2007.  The Bank’s net interest spread increased to 3.87% for the nine months ended September 30, 2008 from 3.11% for the nine months ended September 30, 2007 on a fully tax equivalent basis.  The net interest margin increased to 4.33% for the nine-month period ended September 30, 2008 from 3.73% for the nine-month period ended September 30, 2007 on a fully tax equivalent basis. The increase in net interest spread and net interest income for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 is also due to the steeper yield curve which was discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)
	Three months ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans:
Real estate	$117,155	$1,883	6.39%	$115,509	$1,910	6.56%
Installment	16,229	302	7.40%	17,397	364	8.30%
Commercial	142,623	2,484	6.93%	125,003	2,403	7.63%
Tax exempt (1)	22,227	245	6.66%	21,258	246	6.95%
Other loans	477	12	10.01%	475	14	11.69%
Total loans	298,711	4,926	6.73%	279,642	4,937	7.18%
Investment securities (AFS):
Taxable	67,684	907	5.33%	60,399	759	4.99%
Non-taxable (1)	43,857	445	6.12%	50,430	495	5.90%
Total securities	111,541	1,352	5.64%	110,829	1,254	5.40%
Time deposits with other banks	1,232	5	1.61%	0	0	0
Fed funds sold	8,610	40	1.85%	45	2	17.83%
Total earning assets	420,094	6,323	6.32%	390,516	6,193	6.68%
Less: allowance for loan losses	(2,653)			(2,056)
Cash and due from banks	7,794			6,826
Premises and equipment, net	6,239			5,715
Other assets	19,710			18,292
Total assets	$451,184			$419,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Interest bearing demand	$29,837	66	0.88%	$24,833	72	1.15%
Regular savings	93,925	266	1.13%	107,994	840	3.09%
Money market savings	32,961	133	1.61%	35,620	279	3.11%
Time	132,914	1,159	3.47%	102,587	1,093	4.23%
Total interest bearing deposits	289,637	1,624	2.23%	271,034	2,284	3.34%
Other borrowings	56,902	532	3.72%	50,295	521	4.11%
Total interest bearing	346,539	2,156	2.47%	321,329	2,805	3.46%
Liabilities
Net interest income		$4,167	3.85%		$3,388	3.22%
Non-interest bearing
Demand deposits	60,691			54,667
Accrued expenses and
Other liabilities	2,966			2,708
Stockholders’ equity	40,988			40,589
Total liabilities and
Stockholders’ equity	$451,184			$419,293
Interest income/earning assets			6.32%			6.68%
Interest expense/earning assets			2.04%			2.85%
Net interest margin			4.28%			3.83%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2) Yields and costs are based on a 366/92 annualization method in 2008 and a 365/92 annualization method in 2007.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Nine months ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans:
Real estate	$116,842	$5,646	6.45%	$114,706	$5,656	6.59%
Installment	16,846	984	7.80%	17,065	1,066	8.35%
Commercial	138,977	7,444	7.15%	122,440	6,969	7.61%
Tax exempt (1)	23,222	766	6.68%	20,509	686	6.77%
Other loans	470	35	9.95%	459	42	12.23%
Total loans	296,357	14,875	6.88%	275,179	14,419	7.18%
Investment securities (AFS):
Taxable	69,048	2,847	5.51%	64,966	2,471	5.09%
Non-taxable (1)	41,746	1,263	6.12%	44,101	1,284	5.90%
Total securities	110,794	4,110	5.74%	109,067	3,755	5.41%
Time deposits with other banks	917	15	2.19%	421	18	5.72%
Fed funds sold	3,012	42	1.86%	966	43	5.95%
Total earning assets	411,080	19,042	6.52%	385,633	18,235	6.67%
Less: allowance for loan losses	(2,539)			(1,944)
Cash and due from banks	6,920			6,611
Premises and equipment, net	5,984			5,762
Other assets	18,797			17,787
Total assets	$440,242			$413,849
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits:
Interest bearing demand	$28,274	203	0.96%	$25,004	214	1.14%
Regular savings	95,999	979	1.36%	108,817	2,713	3.33%
Money market savings	34,070	479	1.88%	35,243	844	3.20%
Time	122,342	3,454	3.77%	101,362	3,202	4.22%
Total interest bearing deposits	280,685	5,115	2.43%	270,426	6,973	3.45%
Other borrowings	58,692	1,623	3.69%	47,944	1,496	4.17%
Total interest bearing	339,377	6,738	2.65%	318,370	8,469	3.56%
Liabilities
Net interest income		$12,304	3.87%		$9,766	3.11%
Non-interest bearing
Demand deposits	56,251			52,026
Accrued expenses and
Other liabilities	3,053			2,541
Stockholders’ equity	41,561			40,912
Total liabilities and
Stockholders’ equity	$440,242			$413,849
Interest income/earning assets			6.52%			6.67%
Interest expense/earning assets			2.19%			2.94%
Net interest margin			4.33%			3.73%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2) Yields and costs are based on a 366/274 annualization method in 2008 and a 365/274 annualization method in 2007.

 The following table shows the net interest income on a fully-tax-equivalent basis for the three month and nine month periods ended September 30, 2008 and September 30, 2007.

NET INTEREST INCOME

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Total Interest Income	$6,323	$6,193	$19,042	$18,235
Tax-Equivalent Adjustments: Tax Exempt Loans	127	126	395	353
Non-Taxable Securities	230	255	651	661
	6,680	6,574	20,088	19,249
Total Interest Expense	2,156	2,805	6,738	8,469
Net Interest Income (Fully Tax Equivalent Basis)	$4,524	$3,769	$13,350	$10,780

Provision for Loan Losses:

The provision for loan losses for the three months ended September 30, 2008 was $165 thousand, an increase of $125 thousand, or 312.50% from the same period in 2007.

The provision for loan losses for the nine months ended September 30, 2008 was $420 thousand, an increase of $140 thousand, or 50.00% over the same period in 2007. Changing economic conditions, as well as internal analysis performed on the loan portfolio, have made necessary the increases in the loan loss provision for the nine-month period ended September 30, 2008. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending, which includes single family residential mortgages and other consumer lending, and commercial lending primarily to locally-owned small businesses.

In the three-month period ended September 30, 2008, charge-offs totaled $60 thousand while net charge-offs totaled $29 thousand as compared to $13 thousand and $6 thousand, respectively, for the same three-month period in 2007.

In the nine-month period ended September 30, 2008, charge-offs totaled $190 thousand while net charge-offs totaled $133 thousand as compared to $49 thousand and $23 thousand, respectively, for the same nine-month period in 2007.

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

Non-performing loans:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Non-accrual and restructured	$510	$395
Loans past due 90 or more days, accruing interest	387	91
Total nonperforming loans	897	486
Foreclosed assets (other real estate owned)	5,171	5,237
Total nonperforming assets	$6,068	$5,703
Nonperforming loans to total loans at period-end	0.30%	0.17%
Nonperforming assets to period-end loans and foreclosed assets	1.98%	1.93%

Other Income:

Service charges and fees increased 4.86%, or $24 thousand, to $518 thousand in the three months ended September 30, 2008, from $494 thousand in the three months ended September 30, 2007.  The increase in service charges and fees is due in part to a net decrease in overdraft fees which were $316 thousand for the three-month period ended September 30, 2008 compared to $334 thousand for the comparable period in 2007 coupled with an increase in debit card fees of $45 thousand, or 45.45%.

Service charges and fees increased 3.39%, or $49 thousand, to $1.496 million in the nine months ended September 30, 2008, from $1.447 million in the nine months ended September 30, 2007.  This is also due in part to a net decrease in overdraft fees which were $919 thousand for the nine-month period ended September 30, 2008 compared to $983 thousand for the comparable period in 2007 coupled with an increase in debit card fees of $133 thousand, or 49.08%.

Investment division income was $135 thousand for the three-month period ended September 30, 2008, an increase of $42 thousand, or 45.16%, from the same period in 2007.  The month of July 2008 was the largest single commission month for the Company.

Investment division income was $295 thousand for the nine-month period ended September 30, 2008, an increase of $17 thousand, or 6.12%, from the same period in 2007.

Earnings on investment in life insurance has decreased to $72 thousand for the three-month period ended September 30, 2008, compared to $77 thousand for the three-month period ended September 30, 2007, a decrease of $5 thousand, or 6.49%.

Earnings on investment in life insurance has decreased to $227 thousand for the nine-month period ended September 30, 2008, compared to $228 thousand for the nine-month period ended September 30, 2007, a decrease of $1 thousand, or 0.44%.

Other income was $141 thousand for the three months ended September 30, 2008, an increase of $22 thousand, or 18.49%, from $119 thousand for the comparable period in 2007.

Other income was $404 thousand for the nine months ended September 30, 2008, an increase of $9 thousand, or 2.28%, from $395 thousand for the comparable period in 2007. Various sundry accounts contribute to the increase in other income for the nine-month period ended September 30, 2008 when compared to the same period in 2007.

Gain on sale of interest in insurance agency was $0 for the nine months ended September 30, 2008 compared to $220 thousand for the comparable period in 2007.  The Company realized this gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007.  The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

Gains on security sales were $7 thousand for the three months ended September 30, 2008 compared to gains of $44 thousand for the comparable period in 2007, a decrease of $37 thousand, or 84.09%.

Gains on security sales were $23 thousand for the nine months ended September 30, 2008 compared to losses of $92 thousand for the comparable period in 2007, an increase of $115 thousand.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the nine months of 2008 to record other than temporary impairment charges in relation to four equity positions held by the Company in the amount of $265 thousand, 2 preferred equity positions held in the FHLMC (“Freddie Mac’s) in the amount of $2.289 million and 2 corporate bonds in the amount of $2.580 million. The amount of impairment charged against income for the nine months ended September 30, 2008 was $5.134 million. The charges are not comparable to the same period in 2007.  These, as well as all securities will be monitored in future quarters for any further deterioration.

Other  Expenses:

Total other expenses decreased 11.76%, or $364 thousand, to $2.731 million during the three months ended September 30, 2008 compared to $3.095 million for the comparable period in 2007.  In September 2007, the Company incurred an impairment charge to other real estate owned in the amount of $575 thousand. The charge became necessary in relation to reasonable estimates obtained on the value of a commercial real estate property that the Bank took a deed in lieu of foreclosure on in August of 2006.  There is no comparable charge to income for the third quarter of 2008 and excluding this amount from the total, other expenses increased 8.37%, or $211 thousand during the three months ended September 30, 2008 compared to the same three-month period in 2007.

Total other expenses decreased 1.25%, or $100 thousand, to $7.906 million during the nine months ended September 30, 2008 compared to $8.006 million for the comparable period in 2007.  As with the three month analysis of other expenses, excluding the impairment charge in September of 2007 from the analysis, other expenses would have increased 6.39%, or $475 thousand for the nine months ended September 30, 2008 compared to the same period in 2007.

Components of other expenses are as follows:

Salaries and benefits increased 7.84%, or $95 thousand, to $1.306 million for the three months ended September 30, 2008 compared to $1.211 million for the same period in 2007. A significant contributor to this increase is the increase to 116 full time equivalent employees due to the addition of one branch office in 2008 compared to 110 full time equivalent employees as of September 30, 2007.

Salaries and benefits increased 2.16%, or $77 thousand, to $3.646 million for the nine months ended September 30, 2008 compared to $3.569 million for the same period in 2007, also as a result of full time equivalent employees increasing due to the addition of one branch office in 2008 compared to the same period in 2007. The full-time equivalent number of employees was 116 as of September 30, 2008 compared to 110 as of September 30, 2007.

Occupancy expenses were the same for the three-month period ended September 30, 2008, at $173 thousand, compared to $173 thousand for the same period in 2007.

Occupancy expense decreased $5 thousand, or 0.91%, for the nine-month period ended September 30, 2008, to $545 thousand, compared to $550 thousand for the nine-month period ended September 30, 2007.

Equipment expense decreased $3 thousand, or 2.50%, for the three-month period ended September 30, 2008, to $117 thousand, compared to $120 thousand for the same period in 2007.

Equipment expense decreased $27 thousand, or 7.05%, for the nine-month period ended September 30, 2008, to $356 thousand, compared to $383 thousand for the nine-month period ended September 30, 2007.

FDIC insurance and assessments increased $26 thousand, or 68.42% for the three months ended September 30, 2008, to $64 thousand, compared to $38 thousand for the same period in 2007.

FDIC insurance and assessments also increased $26 thousand, or 23.01% for the nine months ended September 30, 2008, to $139 thousand, compared to $113 thousand for the same period in 2007.  Beginning in 2007, a new risk-based deposit assessment system was adopted by the FDIC.  Under this system, all FDIC insured institutions are required to pay deposit premiums.  The additional premiums due were previously offset by credits issued for premiums paid by the Company prior to 1996.  The total credit received by the Company was $148,000.  The credit was extinguished in the quarter ended June 30, 2008 the result of which was increased premiums in the third quarter of 2008.

Professional fees and outside services increased $35 thousand, or 38.89%, in the three months ended September 30, 2008 to $125 thousand, compared to $90 thousand for the three-month period ended September 30, 2007.  The increase is due to costs incurred in relation to a compliance training program in the amount of $12 thousand and a network security assessment administered by the Company’s internal audit firm in the amount of $7 thousand, as well as $6 thousand expensed in relation to an asset/liability model validation contract entered into in 2008.

Professional fees and outside services increased $141 thousand, or 52.42%, in the nine months ended September 30, 2008 to $410 thousand, compared to $269 thousand for the same nine-month period ended September 30, 2007.  The increase is due in part to the additional costs discussed with the quarterly analysis as well as costs associated with professional consulting in relation to the valuation of the Company’s investment in Old Forge Bank in the amount of $20 thousand, $8 thousand expensed in the second quarter of 2008 related to the asset/liability model validation contract entered into in the second quarter, as well as the Company’s expectations for 2008 due to ongoing costs associated with the formation of the new companies in the second quarter of 2007.

Computer services and supplies increased $70 thousand, or 36.27%, for the three months ended September 30, 2008, to $263 thousand, compared to $193 thousand for the comparable period in 2007.  This increase is deemed to be in line with budget expectations as the Company works to implement new technologies to its information technologies department.

Computer services and supplies increased $150 thousand, or 26.13%, for the nine months ended September 30, 2008, to $724 thousand, compared to $574 thousand for the comparable period in 2007. This increase too is considered to be line with budget expectations for the third quarter of 2008 as the Company works to implement new technologies to its information technologies department. Additionally, this increase is due to processing changes implemented for 2008 in relation to debit card transactions. In previous accounting periods, fees were offset with the expenses incurred when processing debit card transactions. In 2008, a change was implemented to more accurately identify the profitability attained through debit card transactions by recording the fee income and processing fees separately. These processing fees accounted for $66 thousand of the year-to-date variance.

Taxes, other than payroll and income, decreased $7 thousand, or 7.53%, to $86 thousand for the three months ended September 30, 2008 compared to $93 thousand for the same period in 2007. This variance is within budget expectations.

Taxes, other than payroll and income, decreased $15 thousand, or 5.40%, to $263 thousand for the nine months ended September 30, 2008 compared to $278 thousand for the same period in 2007. This variance is within budget expectations.

Amortization expense-deposit acquisition premiums increased $1 thousand, or 1.56%, to $65 thousand for the three months ended September 30, 2008 compared to $64 thousand for the same period in 2007. This variance is within budget expectations.

Amortization expense-deposit acquisition premiums increased $4 thousand, or 2.11%, to $194 thousand for the nine months ended September 30, 2008 compared to $190 thousand for the same period in 2007. This variance is within budget expectations.

Stationary and printing supplies increased $4 thousand, or 4.49%, to $93 thousand for the three months ended September 30, 2008 compared to $89 thousand for the same period in 2007. This variance was within budget expectations.

Stationary and printing supplies increased $12 thousand, or 4.78%, to $263 thousand for the nine months ended September 30, 2008 compared to $251 thousand for the same period in 2007. This variance was within budget expectations.

All other operating expenses decreased $10 thousand, or 2.23%, to $439 thousand in the three months ended September 30, 2008, compared to $449 thousand for the same three-month period in 2007.

All other operating expenses increased $112 thousand, or 8.93%, to $1.366 million for the nine-month period ended September 30, 2008, compared to $1.254 million for the same nine-month period in 2007. The increase is primarily due to increases in marketing budgets for 2008. In all, the Company expended an additional $132 thousand in marketing type expenses as part of an overall strategic plan as well as in relation to the new branch office opening in 2008.

Income Tax Provision:

The Corporation recorded an income tax benefit of $1.159 million, or 42.53% of the net loss, and an income tax provision of $196 thousand, or 18.15% of income, for the quarters ended September 30, 2008 and 2007, respectively.  The effective tax rate is lower for the current period due to the impact of the impairment charge on securities and the consistent level of tax exempt income on a lower pretax income base.

The Corporation recorded an income tax benefit of $264 thousand, or 20.48% of income, and an income tax provision of $660 thousand, or 16.68% of income, for the nine months ended September 30, 2008 and 2007, respectively.  The effective tax rate is lower for the current period due to the impact of the impairment charge on securities and the consistent level of tax exempt income on a lower pretax income base.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now decreased the overnight borrowing rate to 1.50% since they began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. As such, the Company continues to operate within a steeper yield curve environment which has increased the net interest margin. As of September 30, 2008, the Bank is currently showing more sensitivity to an upward shift in rates.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 9.57%, or $1.019 million, in a +200 basis point rate shock scenario over a one-year period.  A decrease of 0.10% or $18 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank falls outside of the guidelines established by the Bank’s asset/liability policy for the positive rate scenario testing. Management has implemented a program of investing in shorter duration securities to limit this risk. By investing in shorter term securities, the Bank will be more able to adapt to rising rates by reinvesting those short term securities as higher rates become available. As compared to results discussed as of June 30, 2008, the September 30, 2008 testing has shown improvement in the +200 basis point rate shock scenario. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2007, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK
MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2008 – July 31, 2008	0	$0	0	65,751
August 1, 2008 – August 31, 2008	0	$0	0	65,751
September 1, 2008 – September 30, 2008	0	$0	0	65,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation's common stock outstanding. The repurchase program does not stipulate an expiration date.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.*****;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.*****;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics, as amended*******;
(21)	Subsidiaries of Peoples Financial Services Corp.******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
	******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007.
	*******	Incorporated by reference to the Corporation’s Exhibit 14 as filed on Form 10Q with the U.S. Securities and Exchange Commission on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/    Richard S. Lochen, Jr.
      Richard S. Lochen, Jr., President/CEO

Date:                 November 10, 2008

By/s/                 Frederick J. Malloy
           Frederick J. Malloy, VP/Controller

Date:                  November 10, 2008