Form 10-K
period 2008-12-31
PEOPLES FINANCIAL SERVICES CORP/
filed 2009-03-16
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
The aggregate market value of voting stock held by non-affiliates of the registrant is $ 63,803,363 as of June 30, 2008

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock at June 30, 2008. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of December 31, 2008	COMMON STOCK ($2 Par Value) (Title of Class)	3,131,181 (Outstanding Shares)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2009 Proxy Statement for the Registrant are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

			Page
Part I			Number
	Item 1	Business	3-14
	Item 1A	Risk Factors	14-16
	Item 1B	Unresolved Staff Comments	16
	Item 2	Properties	16
	Item 3	Legal Proceedings	17
	Item 4	Submission of Matters to a Vote of Security Holders	17
Part II
	Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	18-19
	Item 6	Selected Financial Data	20
	Item 7	Management's Discussion and Analysis of Financial Condition and	21-44
		Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	44
	Item 8	Financial Statements and Supplementary Data	45
		Report of Independent Registered Public Accounting Firm	45
		Consolidated Balance Sheets	46
		Consolidated Statements of Income	47
		Consolidated Statements of Stockholders' Equity	48
		Consolidated Statements of Cash Flows	49-50
		Notes to Consolidated Financial Statements	51-91
	Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	92
	Item 9A	Controls and Procedures	92
	Item 9B	Other Information	94
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	95
	Item 11	Executive Compensation	95
	Item 12	Security Ownership of Certain Beneficial Owners and Management	95
		and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions, and Director Independence	95
	Item 14	Principal Accountant Fees and Services	95
Part IV
	Item 15	Exhibits and Financial Statement Schedules	96
		Signatures	97

PART I

ITEM 1 BUSINESS

BRIEF HISTORY
Peoples Financial Services Corp. (“PFSC” or the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania on February 6, 1986, and is a one-bank holding company head quartered in Hallstead, Pennsylvania.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 12.26% and its ratio of total capital to risk-weighted assets stood at 13.10%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. As of December 31, 2008, the Company’s leverage-capital ratio was 9.31%.

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

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $250,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the financing corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2008 was $.0112 for each $100 of BIF deposits.

The FDIC adopted a risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007.  Annual premiums range from 5 and 7 basis points of deposits for well-capitalized banks with the highest examination ratings to 43 basis points for undercapitalized institutions.  Through the second quarter of 2008, the Bank had been able to offset the premium with an assessment credit of $218,000 for premiums paid prior to 1996.  The FDIC assessment for PNB for 2008 was $.05799 for each $100 of BIF deposits.  FDIC insurance and assessments increased in 2008 by $76,000 due to the additional risk-based premiums assessed to the Company.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points.  The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. The Bank elected to opt out of the debt guarantee program but opted into the deposit guarantee program and will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000. This additional premium is not expected to be significant.  The FDIC has further proposed to collect a special assessment of 20 basis points based on insured deposits as of June 30, 2009.  This special assessment will be payable on September 30, 2009.

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

The Bank had its last CRA compliance examination in 2008 and received a “satisfactory” rating.

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

MARKET AREAS
The PNB market areas are in the northeastern part of Pennsylvania with the primary focus being Susquehanna and Wyoming Counties. With the addition of an office in Conklin, Broome County, New York in 2003, and offices in the Village of Deposit and Town of Chenango, both in Broome County, New York, in 2005, Broome County is part of the Bank’s market area, particularly the Southern Tier that encompasses the towns of Conklin, Kirkwood, Windsor, and Deposit. The Bank’s market area was expanded further in 2008 with the addition of the Glenburn Township office. This gave PNB its first physical presence in Lackawanna County, serving the northern end of the county including the Clarks Summit area. In addition, parts of Wayne and Bradford Counties in Pennsylvania that border Susquehanna and Wyoming Counties are also considered part of the PNB market area.

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

The majority of our offices are located in counties that would be considered sparsely populated, as they are made up of many small towns and villages. The latest population figures show Susquehanna County at approximately 42,000 and Wyoming County at approximately 28,000 residents. Neither county is experiencing growth. Broome County has approximately 196,000 residents and continues to experience a population decline. The economy of Broome County has lost many manufacturing jobs in the past twenty to twenty-five years. This trend continues. Fortunately, the new employment centers are in the Town of Conklin and the neighboring Town of Kirkwood. Both towns border Susquehanna County, Pennsylvania. Lackawanna County has approximately 210,000 residents. Interstate 81 runs north and south through the eastern half of Susquehanna County and has brought an influx of people from New Jersey and the Philadelphia area. These people have purchased homes and land to build homes that are used as vacation/recreation retreats and, quite often, become retirement homes.

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

PNB’s commercial real estate loans are used primarily to provide financing for retail operations, manufacturing operations, farming operations, multi-family housing units, and churches. Commercial real estate secured loans are generally written for a term of 15 years or less or amortized over a longer period with balloon payments at shorter intervals. Personal guarantees are obtained on nearly all commercial loans. Credit analysis, loan review, and an effective collections process are also used to minimize any potential losses. PNB employs five full-time commercial lending officers. These five people are augmented by branch managers who are authorized to make smaller, less complex, commercial loans.

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

Residential mortgage products include adjustable-rate as well as conventional fixed-rate loans. Terms vary from 1, 5, and 10-year adjustable rate loans to 5, 10, 15, 20, and 30-year fully amortized fixed rate loans. Bi-weekly payment plans are also available. Personal secured and unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy customers. The largest segment of PNB’s installment loan portfolio is fixed-rate loans. Most are secured either by automobiles, motorcycles, snowmobiles, boats, other personal property, or by liens filed against real estate. These loans are generally available in terms of up to 15 years with automobile loans having maturities of up to 60 months and real estate loans having maturities up to 15 years. Loans secured by other collateral usually require a maturity of less than 60 months. Home equity products include both fixed-rate term products and also an open-end revolving line of credit with a maximum loan-to-value ratio of 80% of current appraisal. A special MGIC program now offered through the Bank, allows for loans of up to 95% of the appreciated value for qualified applicants. Credit checks, credit scoring, and debt-to-income ratios within preset parameters are used to qualify borrowers.

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

Loan growth remained steady in 2008 when compared to 2007 and 2006.  Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

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

Deposit Activities
PNB offers a full range of deposit and banking services including commercial checking products, cash management services, retirement accounts such as Individual Retirement Accounts (“IRA”), retail deposit services such as certificates of deposit, money market accounts, savings accounts, a variety of ancillary checking account products such as automated teller machines (“ATM’s”), point of sale (“POS”), automated clearing house (“ACH”) originations, remote deposit capture (“RDC”) as well as other miscellaneous services.

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

Investment Products
In 1999, PNB entered into an agreement with T.H.E. Financial Services to sell investment products. In September of 2003, T.H.E. Financial Services was acquired by Financial Network Investment Corporation (FNIC) of Torrance, California.  PNB signed a contract dated September 29, 2003 with FNIC.  PNB discontinued broker-dealer services with FNIC and contracted with Uvest Financial Services, Charlotte, North Carolina, effective September 6, 2005.  In 2005, Peoples Financial Services Corp. formed Peoples Advisors, LLC (“Advisors”) as a member-managed limited liability company under the laws of the Commonwealth of Pennsylvania, to be a wholly owned subsidiary of the Corporation, for the purpose of providing investment advisory services to the general public.

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

CRITICAL ACCOUNTING POLICIES
Disclosure of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for these issues, including the provision and allowance for loan losses, which are located in Note 3 to the Consolidated Financial Statements; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; determination of other-than-temporary impairment losses on securities, which is located in Note 2 to the Consolidated Financial Statements; the valuation of deferred tax assets, which is located in Note 9 to the consolidated financial statements; and the potential impairment of restricted stock, which is located in Note 2 to the consolidated financial statements.

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan review, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.   In estimating the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, management considers current economic conditions and appraised values of collateral, if collateral dependent.  When determining if there is other-than-temporary impairment losses on securities, management considers (1) the length of time and the extent to which the fair value has been less than costs (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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
At December 31, 2008, our lending limit per borrower was approximately $6,100,000 or approximately 15% of our unimpaired capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We may engage in loan participations with other banks for loans in excess of our legal lending limits.  However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

PNB’s presence in Wyoming County, Pennsylvania had been limited to a de novo branch in Nicholson, which opened in 1992, until the purchase of the two Mellon bank offices in 1997. The Wyoming County locations are:
•	Borough of Nicholson;
•	Meshoppen Township; and
•	Tunkhannock Borough.

PNB has entered into Lackawanna in 2008 with a de novo branch in Glenburn.  The Lackawanna County location is:
•	Glenburn Township.

The administrative/operations office of the Company and PNB is located at 82 Franklin Avenue, Hallstead, Pennsylvania. The following departments are located at that office:
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

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza, Meshoppen and Town of Chenango offices. The Hallstead Plaza and Meshoppen offices are subject to ground leases; and the Front Street office is subject to a building lease. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $3,296 to $38,496 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Eleven of the twelve offices provide drive-up banking services and ten offices have 24-hour ATM services.

ITEM 3 LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of its business.  In the opinion of the Company’s management, after review and consultation with counsel, any proceedings that may arise should not result in judgments, which, in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company’s common stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Boenning & Scattergood, Inc. from West Conshohocken, Pennsylvania, and Ryan Beck from Livingston, New Jersey, make a limited market in the Company’s common stock. The Company, and previously the Bank, have continuously paid dividends for more than 100 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2008, there were 33,549 outstanding options to purchase the Company’s common stock. See Note 8 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2008, was $12.69 and on December 31, 2007, it was $13.62. As of December 31, 2008, the Company had approximately 1,093 shareholders of record. At such date, 3,131,181 shares of Common Stock were outstanding.

The following table reflects high and low bid prices for shares of the Company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK
	2008			2007
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$22.00	$26.30	$.19	$25.50	$28.00	$.19
Second Quarter	$22.50	$25.05	$.19	$26.05	$30.50	$.19
Third Quarter	$22.35	$25.50	$.19	$27.60	$30.00	$.19
Fourth Quarter	$18.05	$24.00	$.19	$26.30	$30.00	$.19

The following table discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans {excluding securities reflected in column (a) }*
Equity compensation plans approved by stockholders	33,549	$21.78	65,751
Equity compensation plans not approved by stockholders	0	0	0
Total	33,549	$21.78	65,751

* Securities for future issuance are reserved and issued at the discretion of the Board of Directors on an annual basis.

The following table discloses the purchases made by the Company of shares of its common stock in the fourth quarter of 2008.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2008 – October 31, 2008	0	$0	0	65,751
November 1, 2008 – November 30, 2008	0	$0	0	65,751
December 1, 2008 – December 31, 2008	0	$0	0	65,751
Total	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Corporation’s common stock outstanding from shareholders.

The performance graph formerly included in the Company’s Proxy Statement can now be found in the Company’s Annual Report to its shareholders.

ITEM 6 SELECTED FINANCIAL DATA

Consolidated Financial Highlights
(Dollars In Thousands, except Per Share Data)

	At and For the Years Ended December 31,
	2008		2007		2006		2005		2004

Net Income	$3,039		$4,871		$4,129		$4,476		$4,453
Return of Average Assets	0.68%		1.17%		1.03%		1.16%		1.18%
Return on Average Equity	7.53%		11.85%		10.55%		11.37%		10.84%

Shareholders' Value
Earnings per Share, Basic	$0.97		$1.55		$1.31		$1.42		$1.41
Earnings per Share, Diluted	0.97		1.55		1.31		1.41		1.40
Regular Cash Dividends	0.76		0.76		0.76		0.76		0.73
Special Cash Dividends	0.00		0.00		0.00		1.00		0.00
Book Value	12.69		13.64		13.16		12.55		13.42
Market Value at End of the Year	18.05		26.30		26.00		31.45		36.00
Market Value/Book Value Ratio	142.24%		192.82%		197.57%		250.60%		268.26%
Price Earnings Multiple	18.61	X	16.97	X	19.85	X	22.14	X	25.59	X
Dividend Payout Ratio	78.35%		48.92%		57.93%		53.50%		51.91%
Dividend Yield	4.21%		2.89%		2.94%		2.42%		2.03%

Safety and Soundness
Stockholders' Equity/Asset Ratio	8.41%		9.85%		9.91%		10.13%		11.16%
Allowance for Loan Loss as a Percent of Loans	0.95%		0.84%		0.66%		0.92%		1.12%
Net Charge Offs/Total Loans	0.05%		(0.13%)		0.33%		0.29%		0.17%
Allowance for Loan Loss/Nonaccrual Loans	498.67%		620.51%		402.70%		206.62%		132.77%
Allowance for Loan Loss/Non-performing Loans	58.68%		620.51%		248.89%		183.74%		116.29%

Balance Sheet Highlights
Total Assets	$472,376		$434,434		$416,268		$391,198		$379,375
Total Investments	110,247		112,746		110,302		108,313		113,598
Net Loans	313,606		288,601		269,383		256,870		242,075
Allowance for Loan Losses	3,002		2,451		1,792		2,375		2,739
Short-term Borrowings	18,432		22,848		12,574		17,842		14,614
Long-term Borrowings	39,691		38,534		36,525		34,770		46,034
Total Deposits	371,268		327,430		323,613		296,962		274,775
Stockholders' Equity	39,720		42,805		41,240		39,616		42,354

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company’s performance for the years ending December 31 2008, 2007, and 2006. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. (the Company) is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates eleven full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, Meshoppen, and Glenburn Pennsylvania and Conklin, Village of Deposit and Town of Chenango, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna, Wyoming Counties and northern Lackawanna County in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2008, the Bank employed 113 full-time employees and 26 part-time employees.

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

In estimating  other-than-temporary  impairment  losses on securities,  the Company  considers  1) the length of time and extent to which the fair value has been less than cost 2) the  financial  condition of the issuer and 3) the intent and ability of the Company to hold the  security to allow for a recovery to fair value. The Company believes that the unrealized losses, at December 31, 2008 and 2007 represent temporary impairment of the securities.

The deferred income taxes reflect temporary differences in the recognition of the revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes.  Although realization is not assured, the Company believes it is more likely than not that all deferred tax assets will be realized.

Restricted stock which represents  required  investment in the common stock of correspondent  banks is carried at cost and as of December 31, 2008 and 2007, consists  of the  common  stock of  Federal  Home  Loan Bank of  Pittsburgh.  In December  2008,  the  FHLB  of  Pittsburgh  notified  member  banks  that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement  of Position  (SOP)01-6,  Accounting  by Certain  Entities  (Including Entities  With Trade  Receivables)  That Lend to or Finance  the  Activities  of Others.  Management's determination of whether these investments are impaired is based on their  assessment of the ultimate  recoverability  of their cost rather than by recognizing  temporary  decline in value. The determination of whether a decline  affects the  ultimate  recoverability  of their cost is  influenced  by criteria such as (1) the  significance  of the decline in net assets of the FHLB as  compared to the  capital  stock  amount for the FHLB and length of time this situation has persisted,  (2) commitments by the FHLB to make payments  required by law or regulation and the level of such payments in relation to the operating performance  of the FHLB,  and (3) the  impact  of  legislative  and  regulatory changes on  institutions  and,  accordingly,  on the customer  base of the FHLB.  Management  believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

Prior to January 1, 2006 and as previously permitted by SFAS No. 123, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense was recognized in the income statement related to any option granted under the Company stock option plans. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaced Statement No. 123, “Accounting for Stock-Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Public companies were required to adopt the new standard using a modified prospective method and were given the option of restating prior periods using the modified retrospective method.  The Bank did not elect to use the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Statement No. 123(R) became effective for annual reporting periods beginning after December 15, 2005.  Adopting Statement No. 123(R) on January 1, 2006 using the modified prospective method, the Company incurred total stock-based compensation expense, net of related tax effects, in the amount of $1,000, $3,000, and $3,000 for the years ended December 31, 2008, 2007, and 2006 respectively.

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

The following table shows the net interest income on a fully-tax-equivalent basis for each of the three years ended December 2008, 2007, and 2006.

TABLE 1

Net Interest Income
(In Thousands)

	Year-Ended December 31,
	2008	2007	2006
Total Interest Income	$25,479	$24,611	$22,698
Tax Exempt Loans	518	486	439
Non-Taxable Securities	892	885	764
Total Tax Equivalent Adjustment	1,410	1,371	1,203
Total Tax Equivalent Interest Income	26,889	25,982	23,901
Total Interest Expense	9,154	11,105	10,797
Net Interest Income (Fully Tax Equivalent Basis)	$17,735	$14,877	$13,104

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
(Dollars In Thousands)

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average		Yield/	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real Estate	$117,635	$7,602	6.46%	$115,490	$7,615	6.59%	$110,972	$7,136	6.43%
Installment	16,815	1,303	7.75%	17,143	1,442	8.41%	17,210	1,417	8.23%
Commercial	140,903	9,917	7.04%	123,854	9,424	7.61%	118,904	8,532	7.18%
Tax Exempt	22,913	1,005	6.65%	21,165	943	6.75%	20,051	853	6.45%
Other Loans	469	44	9.38%	467	57	12.21%	473	58	12.26%
Total Loans	298,735	19,871	6.83%	278,119	19,481	7.18%	267,610	17,996	6.89%
Investment Securities (AFS)
Taxable	67,897	3,771	5.55%	65,438	3,351	5.12%	65,202	3,032	4.65%
Non-Taxable	42,859	1,731	6.12%	44,192	1,717	5.89%	39,435	1,484	5.70%
Total Securities	110,756	5,502	5.77%	109,630	5,068	5.43%	104,637	4,516	5.05%
Time Deposits With Other Banks	1,186	26	2.19%	315	18	5.71%	932	53	5.69%
Fed Funds Sold	6,817	80	1.17%	723	44	6.09%	2,467	133	5.39%
Total Earning Assets	417,494	25,479	6.44%	388,787	24,611	6.68%	375,646	22,698	6.36%
Less: Allowance for Loan Losses	(2,599)			(2,025)			(2,344
Cash and Due from Banks	6,851			6,639			6,768
Premises and Equipment, Net	6,227			5,712			7,816
Other Assets	19,741			17,690			12,899
Total Assets	$447,714			$416,803			$400,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest Bearing Demand	$28,871	284	0.98%	$25,341	290	1.14%	$25,462	262	1.03%
Regular Savings	94,019	1,219	1.30%	106,969	3,311	3.10%	95,360	3,135	3.29%
Money Market Savings	33,858	600	1.77%	35,355	1,089	3.08%	37,747	1,446	3.83%
Time	132,313	4,923	3.72%	102,643	4,329	4.22%	102,195	3,905	3.82%
Total Interest Bearing Deposits	289,061	7,026	2.43%	270,308	9,019	3.34%	260,764	8,748	3.35%
Other Borrowings	58,368	2,128	3.65%	50,183	2,086	4.16%	48,878	2,049	4.19%
Total Interest Bearing Liabilities	347,429	9,154	2.63%	320,491	11,105	3.46%	309,642	10,797	3.49%
Net Interest Spread		$16,325	3.81%		$13,506	3.22%		$11,901	2.88%
Non-Interest Bearing
Demand Deposits	56,778			52,613			49,888
Accrued Expenses and
Other Liabilities	3,173			2,604			2,135
Stockholders' Equity	40,334			41,095			39,120
Total Liabilities and
Stockholders' Equity	$447,714			$416,803			$400,785
Interest Income/Earning Assets			6.44%			6.68%			6.36%
Interest Expense/Earning Assets			2.19%			2.86%			2.87%
Net Interest Margin			4.25%			3.82%			3.49%

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income
(In Thousands)

	2008 to 2007			2007 to 2006
	Increase (Decrease)	Change Due to Rate	Volume	Increase (Decrease)	Change Due to Rate	Volume
Interest Income
Real Estate Loans	$(13)	$(152)	$139	$479	$181	$298
Installment Loans	(139)	(114)	(25)	25	31	(6)
Commercial Loans	493	(707)	1,200	892	515	377
Tax Exempt Loans	62	(15)	77	90	15	75
Other Loans	(13)	(13)	0	(1)	0	(1)
Total Loans	390	(1,001)	1,391	1,485	742	743
Investment Securities (AFS)
Taxable	420	283	137	319	307	12
Non-Taxable	14	68	(54)	233	(47)	280
Total Securities (AFS)	434	351	83	552	260	292
Time Deposits with Other Banks	8	(11)	19	(35)	0	(35)
Fed Funds Sold	36	(36)	72	(89)	20	(109)
Total Interest Income	868	(697)	1,565	1,913	1,022	891
Interest Expense
Interest Bearing Demand Deposits	(6)	(41)	35	28	29	(1)
Regular Savings Deposits	(2,092)	(1,924)	(168)	176	(183)	359
Money Market Savings Deposits	(489)	(462)	(27)	(357)	(283)	(74)
Time Deposits	594	(510)	1,104	424	405	19
Total Interest Bearing Deposits	(1,993)	(2,937)	944	271	(32)	303
Other Borrowings	42	(256)	298	37	(17)	54
Total Interest Expense	(1,951)	(3,193)	1,242	308	(49)	357

Net Interest Spread	$2,819	$2,496	$323	$1,605	$1,071	$534

Interest income on total loans increased in 2008. This increase of $390,000 is shown in Table 3. The table shows that there was an increase of $1,391,000 due to volume and the drop in interest rates attributed a decrease in income of $1,001,000 in 2008. This compares to an increase of $743,000 due to volume and $742,000 due to increases in rate in 2007.  Lower interest rates in 2008 had a severe impact on the Bank’s interest income mitigated by loan growth.  To view the loan portfolio growth numbers and interest yields see Table 2 which shows the average balance in loans increased from $278,119,000 in 2007 to $298,735,000 in 2008 and the yield in loans dropped from 7.18% in 2007 to 6.83% in 2008.

In 2008, interest income on securities increased $434,000 year over year from 2007.  Table 3 shows that higher rates added $351,000 to that interest income, and the increase in the average balance added another $83,000 to income.  The average investments as shown in Table 2 were $110,756,000 in 2008 compared to $109,630,000 in 2007. In comparison, in 2007 interest income on securities increased $552,000 year over year with a $260,000 gain due to higher rates and an increase of $292,000 due to volume.

Interest income from federal funds sold increased $36,000 from 2007 to 2008 because of higher balances maintained in 2008. The change in interest income from fed funds sold in the previous year, from 2007 to 2006, was largely due to decreases in balances rather than rate.  Average federal funds sold balance was $6,817,000 in 2008 compared to $723,000 in 2007.  Average federal funds sold were $2,467,000 in 2006. Interest income from time deposits with other banks also increased $8,000 in 2008 primarily due to higher balances.

On the interest expense side, overall interest expenses decreased by $1,951,000.  Of this total, $3,193,000 was directly attributable to reductions in interest rates.  In 2008, the bank had significant deposit growth at a cost of $944,000 in additional interest expense for those deposits. In 2007, interest expense increased $308,000 from the previous year.  Of this increase $303,000 was due to growth in deposit accounts and $32,000 was due to reduction in interest rates.  The average balance in interest earning deposits was $270,308,000 in 2007 as compared to $289,061,000 in 2008. Other borrowed funds costs also increased in 2008. The total increase was $42,000 of which $298,000 was due to volume and $256,000 was saved on rate. In 2007, Other Borrowings expense increased $37,000. Of this increase $54,000 was due to the growth in borrowed funds and $17,000 was saved due to lower rates.  The average balance of borrowed funds was $50,183,000 in 2007 compared to $58,368,000 in 2008.

The last line in Table 3 shows that the net interest spread increased $2,819,000 in 2008 compared to an increase of $1,605,000 in 2007. Table 3 shows the positive impact that rate changes had on net interest income in both years contributing $1,071,000 in 2007 and $2,496,000 in 2008. Net growth also remained positive in both years contributing an additional $534,000 in 2007 and $323,000 in 2008 to income.

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

The provision for loan losses was $713,000, $280,000 and $302,000 for the years 2008, 2007, and 2006, respectively. Net charge-offs  for 2008 were $162,000 compared to net recoveries of ($379,000) in 2007. As of December 31, 2008, the allowance for loan loss was .95% of loans and at December 31, 2007, the ratio was .84% of loans. After allocation of reserves to all non-accrual and special-mention loans, as well as applying a percentage to outstanding loans based on the loss history of such loans in each category, the opinion of management was that the allowance for loan losses was proper and sufficient.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Management believed that certain risks, primarily current economic conditions, warranted an increase in the allowance for loan losses for the year ended December 31, 2008. The ratio of allowance for loan loss to non-performing loans was 58.68% at year end 2008 compared to 620.51% at year end 2007 and 248.89% at year end 2006.

The following table analyzes the increase in total other income by comparing the years 2008, 2007 and 2006.

TABLE 4

Non-Interest Income
(Dollars In Thousands)

	Year Ended December 31,			Variance 2008		Variance 2007
	2008	2007	2006	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$2,006	$1,947	$1,770	$59	3.03%	$177	10.00%
Investment Division Commission Income	411	340	260	71	20.88%	80	30.77%
Earnings on Investment on Life Insurance	296	297	281	(1)	(0.34%)	16	5.69%
Other Income	606	626	437	(20)	(3.19%)	189	43.25%
Gains on Sale of Interest in Insurance Agency	0	220	0	(220)	(100.00%)	220	100.00%
Gains (Losses) on Security Sales	128	(122)	42	250	(204.92%)	(164)	(390.48%)
Other than Temporary Impairment	(5,256)	0	0	(5,256)	(100.00%)	0	0%
TOTAL Other Income (Loss)	$(1,809)	$3,308	$2,790	$(5,117)	(154.69%)	$518	18.57%

OTHER INCOME
Non-Interest Income
There was an overall decrease in non-interest income(loss) to $(1,809,000) in 2008.  This represents a decrease of 154.69% in 2008 when compared to $3,308,000 in 2007. For comparison, there was an overall increase in non-interest income of $518,000, or 18.57% in 2007 when compared to $2,790,000 in 2006.

The non-interest income items that result in these variations are discussed as follows:

Non-interest income includes items that are not related to interest rates on loans and investments, but rather to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2008, service charges and fees increased $59,000, or 3.03% compared to an increase of $177,000 in 2007, when compared to 2006, or 10.00%.

Commissions earned by the Investment Division were $411,000 in 2008, compared to $340,000 in 2007, an increase of $71,000, or 20.88%. A strategy was implemented in 2006 in which the investment division eliminated up front, one time transaction fees in favor of asset management fees which are earned over the life of an account. The continued payoff has been a steady income stream from an increasing customer base. It is the goal of the Company to continue to grow and cultivate this area.

By comparison, commissions earned by the Investment Division were $340,000 in 2007, compared to $260,000 in 2006, an increase of $80,000, or 30.77%. As the Investment Division grew and became more established, so did the commissions earned on the assets managed. Additionally, the fee structure implemented in 2006 was responsible for this increase as the Company began to see positive results from the strategy.

Earnings on investment in life insurance were $296,000 in 2008, compared to $297,000 in 2007, a decrease of $1,000, or 0.34% as there were no additional investments in BOLI and the crediting rates applied to the insurance balances remained steady.

Earnings on investment in life insurance amounted to $297,000 in 2007, compared to $281,000 in 2006, an increase of $16,000, or 5.69%.  This was due to the overall increase in the crediting rate applied to the balances held in BOLI.  During the latter half of 2007 there was an increase to the crediting rate on one policy of 151 basis points, another policy increased by 25 basis points and the third BOLI product decreased by 40 basis points. Each BOLI instrument owned by the Company had a value of between $2 million and $2.6 million at that time and the net increase to the crediting rate was evident in the income derived from those products.

Other income was $606,000 in 2008, compared to $626,000 in 2007, a decrease of $20,000, or 3.19%.  This was due to the loss of income recognized through the operation of the insurance agency which was $70,000 in 2007. Various sundry accounts contribute to the balance in other income for 2008 when compared to 2007. Allowing for the loss of income from insurance operations, all other income accounts would reflect an increase of $50,000, or 8.99%.

Other income was $626,000 in 2007, compared to $437,000 in 2006, an increase of $189,000, or 4.32%.  This was primarily due to income recognized through the operation of the insurance agency which was $70,000 in 2007, compared to $16,000 in 2006.  This increase accounted for the most significant portion of the overall increase in other income in 2007.

Gain on sale of interest in insurance agency was $0 for 2008 compared to $220,000 for 2007.  The Company realized a gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007. There was no comparable gain in 2008. The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

In 2008, The Company had $128,000 in realized gains through sales of available-for-sale securities compared to a loss of $122,000 in 2007.  This is an increase of $250,000, or 204.92%.  Comparing 2007 to 2006, the Company had $122,000 in realized losses through sales of available-for-sale securities compared to a gain of $42,000 in 2006.  This was a decrease of $164,000 or 390.48%. The decrease experienced in 2007 was due to fewer available gains through the sale of investment securities. Unlike prior years, when investment sales were initiated in 2007, market yields were often higher than the yield on the security sold, the result being an incurred loss on the security sales.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in 2008 to record other than temporary impairment charges in relation to five equity positions held by the Company in the amount of $387,000, 2 preferred equity positions held in the FHLMC (“Freddie Mac’s) in the amount of $2,289,000 and 2 corporate bonds in the amount of $2,580,000. The amount of impairment charged against income for the year ended December 31, 2008 was $5,256,000. The charges are not comparable to the same period in 2007.  These, as well as all securities will be monitored in future quarters for any further deterioration.

As a result of the Emergency Economic Stabilization Act of 2008 (EESA) the resulting deferred tax asset created by the other-than-temporary impairment of the Company’s preferred equity holdings in the FHLMC does not require a valuation allowance to be recognized. The loss is determined to be ordinary for tax purposes under the EESA and any future gains realized from selling those FHLMC holdings would also be treated as ordinary for income tax purposes.  See Note 9 for further discussion of the realization of deferred tax assets,  including that portion related to capital losses on equity securities.

TABLE 5

Non-Interest Expense
(Dollars In Thousands)

(Dollars In Thousands)	Year Ended December 31,			Variance 2008		Variance 2007
	2008	2007	2006	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$4,831	$4,767	$4,498	$64	1.34%	$269	5.98%
Occupancy Expenses	733	788	674	(55)	(6.98%)	114	16.91%
Furniture and Equipment Expense	493	508	484	(15)	(2.95%)	24	4.96%
FDIC Insurance and Assessments	227	151	127	76	50.33%	24	18.90%
Professional Fees and Outside Services	520	371	337	149	40.16%	34	10.09%
Computer Services and Supplies	970	785	774	185	23.57%	11	1.42%
Taxes, Other Than Payroll and Income	400	386	370	14	3.63%	16	4.32%
Impairment Charge-Other Real Estate	0	575	0	(575)	(100.00%)	575	100.00%
Amortization Expense-Deposit Premiums	258	255	299	3	1.18%	(44)	(14.72%)
Stationary and Printing Supplies	360	339	247	21	6.19%	92	37.25%
Other Operating Expenses	1,885	1,641	1,678	244	14.87%	(37)	(2.21%)
Total Non-Interest Expense	$10,677	$10,566	$9,488	$111	1.05%	$1,078	11.36%

OTHER EXPENSES
Non-Interest Expense
Non-interest expense includes all other expenses associated with the Company. Total non-interest expense increased from $10,566,000 in 2007 to $10,677,000 in 2008. This is an increase of 1.05%. Increases were felt across the board in the non-interest expense categories with the exception of impairment charges to other real estate owned, occupancy type expenses and furniture and equipment costs. Details of the components of non-interest expense are listed below:

Salaries and related benefits is the largest expense in this category and it increased $64,000, or 1.34%, over the year-end 2007. The full-time equivalent number of employees was 120 as of December 31, 2008, compared to 111 as of December 31, 2007.  The jump in full-time equivalent employees is the result of the new office opened in Glenburn Township late in 2008. Aside from the increase to full-time equivalents, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense.

For comparison, salaries and related benefits increased $269,000, or 5.98%, in 2007 over year-end 2006. The full-time equivalent number of employees was 111 as of December 31, 2007, compared to 109 as of December 31, 2006. As with the 2008 results, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense for 2007.

Occupancy expense decreased 6.98%, or $55,000, in 2008 when compared to fiscal year 2007. Unlike 2007, the majority of expenses that comprise occupancy decreased in 2008. The largest decrease was to repairs and maintenance of buildings. As discussed in the following paragraph, 2007 included various building maintenance projects aimed at improving the condition of Company facilities. Those projects were not duplicated in 2008, thus a savings of approximately $55,000.

This compares to 2007 when occupancy expense increased 16.91%, or $114,000, when compared to 2006. Every category of expense related to building occupancy increased in 2007 when compared to 2006. These categories include utilities, property taxes, repairs and depreciation.  The category which increased most substantially however was repairs and maintenance to buildings. The Company hired a new facilities manager in 2007 and one of the areas of focus was various projects aimed at improving the overall condition of Company facilities. This category alone increased by $90,000 which accounted for the majority of year over year increases between 2007 and 2006.

Furniture and equipment expense also decreased in 2008 to $493,000, or 2.95%, compared to 2007 at $508,000.  The decrease in 2008 is in large part due to the age of teller equipment which was put in service in 2003. That equipment came at a substantial cost was fully depreciated midway through 2008 and as a result, related depreciation expense on computer equipment decreased in 2008.  Depreciation expense on furniture and equipment was $386,000 in 2008, compared to $414,000 in 2007, a decrease of $28,000, or 6.76%.

For comparison, furniture and equipment expense increased in 2007 to $508,000, or 4.96%, compared to 2006 at $484,000. The increase in 2007 was associated with increased depreciation expense incurred.  Flooding occurred in the region in June 2006, and significant damages were experienced as a result.  Six of the Company’s twelve offices were affected and as such, unexpected investment was made in new furniture and equipment.  Much of the furniture and equipment replaced was older, and in some cases, fully depreciated.  The new furniture and equipment booked in 2006 caused the related depreciation expense to increase significantly.  Depreciation expense on furniture and equipment was $414,000 in 2007, compared to $392,000 in 2006, an increase of $22,000, or 5.61%.

FDIC insurance and assessments were $227,000 in 2008 which compares to $151,000 in 2007, an increase of $76,000, or 50.33%. The increase is due to the new risk-based deposit assessment system adopted by the FDIC beginning in 2007. Under this system, all FDIC insured institutions are required to pay deposit premiums. The additional premiums due were offset by credits issued for premiums paid by the Company prior to 1996. Those credits for were fully depleted in the first quarter of 2008.

For comparison, FDIC insurance and assessments were $151,000 in 2007 which compared to $127,000 in 2006, an increase of $24,000, or 18.90%.  The increase in 2007 was also due to the new risk-based deposit assessment system adopted by the FDIC beginning in 2007.

Professional fees and outside services were $520,000 in 2008 which compares to $371,000 in 2007, an increase of $149,000, or 40.16%. This increase is not deemed to be indicative of any trends as expenses were incurred in 2008 in the amount of $70,000 which were not included in the budget. These costs were associated to various consulting and review engagements as well as costs associated with the Delaware companies. Professional fees and outside services were budgeted at $377,000 for 2008.

For comparison, professional fees and outside services were $371,000 in 2007 which compared to $337,000 in 2006, an increase of $34,000, or 10.09%. The increase is not considered material or the result of a trend. Loan review fees paid in January 2007 in the amount of $12,000 which were not incurred in the same period in 2006 were the reason for a substantial portion of the increase between periods. Professional fees were budgeted at $330,000 for 2007.

Computer services and supplies is another component of other expenses. This category covers the expense of data processing for the Company.  In 2008, the expense was $970,000 compared to $785,000 in 2007, an increase of $185,000, or 23.57%.  This increase is considered to be line with budget expectations for 2008 as the Company works to implement new technologies to its information technologies department.

For comparison, in 2007, computer services and supplies were $785,000 compared to $774,000 in 2006, an increase of $11,000, or 1.42%.  These costs were in line with previous years’ expenditures.

Taxes, other than payroll and income are a significant component of non-interest expense. In 2008, this expense increased by $14,000, or 3.63%, to $400,000, compared to 2007 which totaled $386,000.  This increase is not considered to be significant and it should be noted that shares tax owed to Pennsylvania will grow as a proportion of the overall growth in Company assets.  The Company implemented a strategy in 2007 which will limit this tax burden for future periods. The result of this strategy is evident based on the limited increase in expense relative to the overall increase in assets in 2008.

For comparison, taxes, other than payroll and income, increased in 2007, to $386,000, compared to $370,000 in 2006, an increase of $16,000, or 4.32%.  In 2007, shares tax owed to Pennsylvania grew in proportion to the overall growth in Company assets and this variance was in line with expectations.

Impairment charges to other real estate owned were $575,000 in 2007.  There is no comparable charge in 2008.

Amortization expense-deposit acquisition premiums increased by $3,000, or 1.18%, to $258,000, compared to 2007 at $255,000.  This increase is not deemed to be material.

For comparison, amortization expense-deposit acquisition premiums, decreased in 2007, to $255,000, compared to $299,000 in 2006, a decrease of $44,000, or 14.72%.  This decrease was due to the write-off of $38,000 of deposit premiums in December of 2006. The subsequent elimination of monthly amortization of those premiums accounts for the decrease in 2007.

Stationary and printing supplies increased by $21,000, or 6.19%, to $360,000, compared to 2007 at $339,000.  This increase was within budget expectations for 2008.

For comparison, stationary and printing supplies increased in 2007, to $339,000, compared to $247,000 in 2006, an increase of $92,000, or 37.25%.  This increase was due in part to a classification change in which certain computer printing supplies were charged to stationary and printing supplies in 2007. In previous years these expenses were charged to computer supplies. Additionally, the Company has purchased equipment in relation to a remote deposit capture system instituted in 2007. These charges are reflected in this increase.

Every other non-interest expense is in the category of other. In 2008, this expense increased $244,000, or 14.87%, to $1,885,000. In 2008, the Company contracted with an outside advertising firm to implement a more aggressive marketing and promotional plan than in prior years. The program exceeded budget expectations by $100,000 and the prior year marketing and promotional expenditures by $157,000. Expectations for these expenses have been adjusted going forward.

This compares to 2007 when this expense decreased $37,000, or 2.21%, to $1,641,000.  This decrease was deemed to be in line with budget expectations.

FEDERAL INCOME TAXES
The provision for income taxes in 2008 was $87,000, compared to $1,097,000 in 2007 and $772,000 in 2006. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 3% in 2008, 18% in 2007, and 16% in 2006. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income although 2008 does not compare to the previous two annual periods due to the other-than-temporary security impairments recognized. As such, the effective tax rate decreased in 2008 after increasing slightly in 2007 relative to 2006. Please refer to Note 9 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2008.

QUARTERLY RESULTS
Table 6 shows the quarterly results of operations for the Company for 2008 and 2007.  Interest income remained steady throughout 2008.  This was due primarily to loan balances which increased 8.45% in 2008. This helped to offset market rates and rate moves by the Federal Reserve Bank which cut the federal funds rate 425 basis points in 2008.

Interest expense also remained steady throughout 2008 as increases to interest-bearing deposit balances offset the series of rate cuts implemented by the Federal Reserve Bank throughout 2008.  Many deposit accounts are tied to indexes which reflect closely the short-end of the yield curve (Fed Funds) and therefore, as rates go down, so does the resulting interest rate.

Increases were made to the provision for  loan losses in 2008 due to deterioration in real estate markets and the resulting drop in real estate values.

Table 6 shows that fluctuations were experienced in other-than-temporary security impairments as well as gains and losses through sales of available-for-sale securities in 2008 when compared to 2007.  This was due to activity in the financial markets in which many investments saw there values plummet to historic lows.

As a result of the security impairments discussed above, the Company saw its earnings per common share decrease somewhat significantly in the third quarter of 2008.

TABLE 6

Quarterly Results of Operation
(In Thousands, Except for Per Share Data)

	Quarter Ended 2008
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$6,411	$6,308	$6,323	$6,437
Interest Expense	2,434	2,148	2,156	2,416
Net Interest Income	3,977	4,160	4,167	4,021
Provision for Loan Losses	(120)	(135)	(165)	(293)
Securities Gains/Losses	26	(10)	7	105
Other Than Temporary Impairment	(182)	(83)	(4,869)	(122)
Other Income	754	802	866	897
Other Expense	(2,661)	(2,514)	(2,731)	(2,771)
Income (Loss) Before taxes	1,794	2,220	(2,725)	1,837
Income Taxes (Benefit)	(379)	(516)	1,159	(351)
Net (Loss) Income	$1,415	$1,704	$(1,566)	$1,486
Basic Earnings (Loss) per share	0.45	0.55	(0.50)	0.47
Diluted Earnings (Loss) per share	0.45	0.55	(0.50)	0.47
	Quarter Ended 2007
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$6,006	$6,036	$6,193	$6,376
Interest Expense	2,857	2,807	2,805	2,636
Net Interest Income	3,149	3,229	3,388	3,740
Provision for Loan Losses	(120)	(120)	(40)	0
Securities Gains/Losses	29	(165)	44	(30)
Other Than Temporary Impairment	0	0	0	0
Other Income	772	1,013	783	862
Other Expense	(2,440)	(2,471)	(3,095)	(2,560)
Income Before taxes	1,390	1,486	1,080	2,012
Income Taxes	(267)	(197)	(196)	(437)
Net Income	$1,123	$1,289	$884	$1,575
Basic Earnings per share	$0.36	$0.41	$0.28	$0.50
Diluted Earnings per share	$0.36	$0.41	$0.28	$0.50

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
Return on average assets (ROA) measures the Company’s net income in relation to its total average assets. The Company’s ROA for 2008 was 0.68%, compared to 1.17% in 2007.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity. The Company’s ROE for 2008 was 7.53%, compared to 11.85% for 2007.

FINANCIAL CONDITION
The Company’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Company has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds
(Dollars In Thousands)

	2008			2007			2006
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Real Estate Loans	$117,635	$2,145	1.86%	$115,490	$4,518	4.07%	$110,972
Consumer Loans	16,815	(328)	(1.91)%	17,143	(67)	(0.39)%	17,210
Commercial Loans	140,903	17,049	13.77%	123,854	4,950	4.16%	118,904
Tax Exempt Loans	22,913	1,748	8.26%	21,165	1,114	5.56%	20,051
Other Loans	469	2	0.43%	467	(6)	(1.27)%	473
Total Loans	298,735	20,616	7.41%	278,119	10,509	3.93%	267,610
Less Allowance for Loan Loss	(2,599)	(574)	28.35%	(2,025)	319		(2,344)
Total Loans with Loan Loss	296,136	20,042	7.26%	276,094	10,828	4.08%	265,266
Taxable Securities	67,897	2,459	3.76%	65,438	236	0.36%	65,202
Non-Taxable Securities	42,859	(1,333)	(3.02)%	44,192	4,757	12.06%	39,435
Total Securities	110,756	1,126	1.03%	109,630	4,993	4.77%	104,637
Time Deposit with Other Banks	1,186	871	276.51%	315	(617)	(66.20%	932
Fed Funds Sold	6,817	6,094	842.88%	723	(1,744)	(70.69)%	2,467
Total Uses	$414,895	$28,133	7.27%	$386,762	$13,460	3.61%	$373,302

	2008			2007			2006
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Sources	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Interest Bearing Demand Deposits	$28,871	$3,530	13.93%	$25,341	$(121)	(0.48)%	$25,462
Regular Savings Deposits	94,019	(12,950)	(12.11)%	106,969	11,609	12.17%	95,360
Money Market Savings Deposits	33,858	(1,497)	(4.23)%	35,355	(2,392)	(6.34)%	37,747
Time Deposits	132,313	29,670	28.91%	102,643	448	0.44%	102,195
Total Interest Bearing Deposits	289,061	18,753	6.94%	270,308	9,544	3.66%	260,764
Other Borrowings
Short-Term Funds Borrowed	16,876	4,747	39.14%	12,129	(474)	(3.76)%	12,603
Long-Term Funds Borrowed	41,492	3,438	9.03%	38,054	1,779	4.90%	36,275
Total Funds Borrowed	58,368	8,185	16.31%	50,183	1,305	2.67%	48,878
T Total Deposits and Funds Borrowed	347,429	26,938	8.41%	320,491	10,849	3.50%	309,642
Other Sources, net	67,466	1,195	1.80%	66,271	2,611	4.10%	63,660
Total Sources	$414,895	$28,133	7.27%	$386,762	$13,460	3.61%	$373,302

Total Sources of funds were up $28,133,000 in average balances for 2008 which is a 7.27% increase. The primary source of the increase was in time deposits with an increase of $29,670,000 or 28.91%. Savings Deposits ended the 2008 year with an average balance of $94,019,000 compared to $106,969,000 in 2007, a decrease of $12,950,000 or 12.11%.  Borrowed Funds were up $8,185,000 or 16.31% ending the year with an average balance of $58,368,000 compared to an average balance of $50,183,000 for 2007 and an average balance of $48,878,000 for 2006. In 2008, the Company experienced significant deposit growth from its customer base in relation to natural gas lease contracts. At the same time, short term funding rates were falling significantly based on actions of the Federal Reserve. The Company managed to retain and grow deposits by offering higher rate, short-term time deposits that satisfied customer needs without undue strain to its net interest margin.

On the Asset side, the increase in funding was used to fill loan demand. The average balance in loans less the loan loss allowance for 2008 was $296,136,000 compared to an average balance of $276,094,000 in 2007 and $265,266,000 in 2006.  Real estate loans were $2,145,000 or 1.86% higher in average balance in 2008 averaging $117,635,000 compared to an average balance of $115,490,000 in 2007. Commercial loans were up significantly in 2008 ending the year with an average balance of $140,903,000 which is an increase of $17,049,000 or 13.77% over the 2007 average balance of $123,854,000.  Securities ended the 2008 year with an average balance of $110,756,000 compared to $109,630,000 million in 2007, an increase of $1,126,000 or 1.03%.

Loan Portfolio Types
In 2008, loans to commercial borrowers helped fuel the growth in net loans. Residential mortgage loans increased only slightly with lower interest rates and mortgage finance companies making growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In Thousands)

	December 31,
	2008	2007	2006	2005	2004
Commercial	$178,342	$155,796	$140,931	$132,054	$119,641
Residential Real Estate Mortgage	120,813	116,922	112,883	109,034	106,454
Consumer	16,988	17,889	16,947	17,780	18,375
Total Loans	316,143	290,607	270,761	258,868	244,470
Deferred Loan Fees and Costs	465	445	414	377	344
Total Loans, net of Deferred	316,608	$291,052	$271,175	$259,245	244,814
Allowance for Loan Loss	(3,002)	(2,451)	(1,792)	(2,375)	(2,739)
Net Loans	$313,606	$288,601	$269,383	$256,870	$242,075

Loans continued to increase in 2008, ending the year with $313,606,000 in net loans compared to $288,601,000 at year-end 2007, an increase of 8.66%. Commercial loans grew 14.47% to close the year at $178,342,000, compared to $155,796,000 at year-end 2007.

Residential mortgages were up 3.33% to $120,813,000, compared to $116,922,000 on December 31, 2007 an increase of $3,891,000. Although our mortgage portfolio grew modestly in 2008, there was an additional $6,391,000 mortgage loans sold to Fannie Mae and FHLB.  The Bank will continue to sell mortgages on the secondary market in order to attract and retain mortgage loans by offering more competitive rates and terms.

The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, including non-accrual loans.

The Bank has 9.09% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank has 22.61% of its loan portfolio maturing. The over-five-year maturity group makes up 68.30% of the portfolio.

For comparison, at December 31, 2007, the Bank had 9.31% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank had 21.07% of its portfolio. The over-five-year maturity group made up 69.62% of the portfolio.

TABLE 9

Loan Maturities
(In Thousands)

	One Year Or Less	Over One Year Within Five Years	Over Five Years	Total Loans
Commercial	$18,888	$42,014	$117,440	$178,342
Real-Estate Construction	0	0	0	0
Real-Estate Mortgage	5,398	21,865	93,550	120,813
Installment	4,436	7,607	4,945	16,988
Total	$28,722	$71,486	$215,935	$316,143

Total Loans with Predetermined Rates	$18,590	$32,805	$31,482	$82,877
Total Loans with Variable Rates	10,132	38,681	184,453	233,266
Total	$28,722	$71,486	$215,935	$316,143

TABLE 10

Non-performing Assets
(Dollars In Thousands)

	December 31,
	2008	2007	2006	2005	2004
Non-accrual and Restructured	$4,871	$395	$445	$1,105	$2,063
Loans Past Due 90 or More Days, Accruing Interest	245	91	275	0	130
Total Nonperforming Loans	5,116	486	720	1,105	2,193
Foreclosed Assets	5,171	4,675	5,062	117	257
Total Nonperforming Assets	$10,287	$5,161	$5,782	$1,222	$2,450
Nonperforming Loans to Total Loans at Period-end	1.62%	0.17%	0.27%	0.43%	0.91%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	3.20%	1.75%	2.10%	0.47%	1.01%

Interest Income That Would Have Been Recorded on Non-Accrual Loans Under Original Terms	$26	$32	$84	$59	$94
Interest Income Recorded on Non-Accrual Loans During the Period	$27	$15	$7	$9	$29

Commitments To Lend Additional Funds on Non-Accrual and Restructured Loans	$0	$0	$0	$0	$0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to SFAS 114, Accounting by Creditors for Impairments of a Loan. These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Management believed that certain risks, primarily current economic conditions, warranted an increase in the allowance for loan losses for the year ended December 31, 2008 and as such, the Company allotted $713,000 for provision for loan losses in 2008. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2008, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgment is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience
(Dollars In Thousands)

	Year Ended, December 31
	2008	2007	2006	2005	2004
Average Total Loans	$298,735	$278,119	$267,610	$250,559	$241,037

Balance at Beginning of Period	$2,451	$1,792	$2,375	$2,739	$2,093
Charge Offs
Commercial	142	0	797	633	335
Residential Real Estate	4	0	21	31	0
Installment	100	73	98	129	108
Total Charge Offs	246	73	916	793	443
Recoveries
Commercial	44	422	5	0	12
Residential Real Estate	2	3	5	0	0
Installment	38	27	21	37	27
Total Recoveries	84	452	31	37	39
Net Charge-Offs (Recoveries)	162	(379)	885	756	404
Provision for Loan Losses	713	280	302	392	1050
Balance at End of Period	$3,002	$2,451	$1,792	$2,375	$2,739
Allowance for Loan Losses to Period-end Total Loans	0.95%	0.84%	0.66%	0.92%	1.12%
Allowance for Loan Losses to Non-accrual Loans	498.67%	620.51%	402.70%	206.62%	132.77%
Net Charge-Offs (Recoveries) to Average Loans	.05%	(0.14%)	0.33%	0.29%	0.17%

TABLE 12

The following table details the allocation of the allowance for loan losses to various categories:

Allocation of Allowance
(Dollars In Thousands)

	Dec 2008	% of Loan Type to Total Loans	Dec 2007	% of Loan Type to Total Loans	Dec 2006	% of Loan Type to Total Loans
Commercial	$1,598	56.33%	$1,428	53.70%	$1,429	52.05%
Real Estate Mortgage	627	38.29%	738	40.15%	274	41.69%
Consumer	153	5.38%	285	6.15%	89	6.26%
Non Performing	624	N/A	0	N/A	0	N/A
Total Allowance for Loan Losses	$3,002	100.00%	$2,451	100.00%	$1,792	100.00%

	Dec 2005	% of Loan Type to Total loans	Dec 2004	% of Loan Type to Total Loans
Commercial	$2,035	58.56%	$2,366	48.94%
Real Estate Mortgage	286	38.11%	272	43.54%
Consumer	54	3.33%	101	7.52%
Non Performing	0	N/A	0	N/A
Total Allowance for Loan Losses	$2,375	100.00%	$2,739	100.00%

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

Securities available-for-sale decreased by $2,499,000 in 2008. The securities available-for-sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate-debt securities, and equity securities. At December 31, 2008, the unrealized loss on securities available-for-sale included in stockholders’ equity totaled $4,755,000, net of tax, compared to unrealized losses of $1,390,000, net of tax, at December 31, 2007. The weighted-average maturity of the securities available-for-sale portfolio was ten years at December 31, 2008, with a weighted-average yield of 4.65%.

At December 31, 2008, the Company had 74 obligations of state and political subdivisions, 10 mortgage-backed securities, 13 corporate debt securities, 2 preferred equity securities, and 14 common equity securities in an unrealized loss position.

At December 31, 2008, 14 common equity securities had totaled unrealized losses of $327,000.  These securities have traditionally been high-performing stocks.  As a result of recent market volatility in financial stocks from news of sub-prime lending problems, as well as concerns surrounding the financial markets, liquidity and credit availability, the fair value of most of the stocks held are “under water” as of December 31, 2008, and as such, are considered to be impaired.  The Company does not invest in bank stocks with the intent to turn them over for a profit in the near-term.  We invest in those stocks that we believe to have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  We buy and hold those stocks that we believe have potential to be an acquirer or to be acquired, providing additional value.  Stocks can be cyclical in nature and will experience some down periods.  Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains, therefore we believe that both unrealized losses and gains are likely to be temporary, when observing performance in the banking sector.

In management’s opinion, the unrealized losses on all other securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company has the intent and the ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

Reference should be made to Note 14 of the consolidated financial statements for further discussion of fair value. The fair value of the Company’s securities portfolio is classified as Level 1, Level 2 or Level 3. Level 1 inputs are derived from quoted prices within active markets for such securities.  The Company currently holds securities at Level 1 fair values of $1,010,000. Level 2 inputs are derived from quoted prices in inactive markets or from other observable inputs. The Company holds securities at Level 2 fair values of $108,146,000. Finally, Level 3 inputs are unobservable and based on little or no market activity. Level 3 securities with a fair value of $1,091,000 are currently held by the Company. Level 3 assets include impaired loans valued at $2,168,000 in addition to Level 3 securities held by the Company. Fair value is defined as the exit price, or how much the Company would receive in an orderly transaction (sale) of the asset.

Level 1 securities held by the Company consist of the 14 aforementioned equity positions. The fair value of these equity positions is based on quoted prices received from the broker which are indicative of the most recent prices received by sellers of those same positions in an active market.

Level 2 securities held by the Company are debt holdings from various market sectors. The largest sector represented is the municipal markets. The value of this sector has been adversely affected from the downgrades placed on the municipal insurers by the rating agencies. The second largest sector represented is mortgage backed securities. This sector has seen the affects of the overall downturn in real estate in much of the nation. While the Company has not participated in the sub-prime mortgage arena, the overall value of this type of security has deteriorated due to market perceptions of liquidity and credit availability. The Company receives pricing for its debt holdings from a third party bond accounting service. The service evaluates pricing using a combination of data from vendors, internal pricing models as well as assistance from their own fixed income analysts and traders. From these multiple sources, the most accurate price is determined and utilized in fair value reporting.

Level 3 securities held by the Company represent an equity holding in a closely held company and impaired loans held by the Company for which there is not an active market. The equity holding is inactive from a market stand point. For this equity position, the Company relies on a specific broker quote. The fair value of this equity position has not traditionally experienced wide swings.   The impaired loan value is based on an independent outside appraisal performed on the underlying real estate collateral.

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2008.  Since the below table is by maturity or call date, it will not match the maturity schedule in the 2008 consolidated financial statements Note 2, which is done by contractual maturity.

TABLE 13

Securities by Maturities
(Amortized Cost)
(Dollars In Thousands)

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
US Government Agency	$0	0.00%	$6,497	4.07%	$0	0.00%	$1,394	5.85%	$7,891	4.38%
State/County/Municipal Obligations	1,857	3.50%	5,999	3.58%	11,255	4.08%	28,803	4.18%	47,914	4.06%
Taxable Municipals	0	0.00%	753	5.50%	1,921	5.86%	492	5.79%	3,166	5.76%
Mortgage-Backed Securities	2,899	5.24%	11,331	5.01%	6,124	5.63%	12,133	5.83%	32,487	5.45%
Corporate/Other Securities	1,329	3.50%	4,927	5.76%	13,043	5.57%	1,529	1.47%	20,828	5.18%
Preferred Equity Securities	0	0.00%	0	0.00%	0	0.00%	78	0.00%	78	0.00%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	5,086	2.73%	5,086	2.73%
Total Available-for-Sale	$6,085	4.33%	$29,507	4.51%	$32,343	4.73%	$49,515	4.35%	$117,450	4.65%

Table 14 shows the balance of securities for the past three years on December 31. More details on securities can be found in Note 2 of the Consolidated Financial Statements.

TABLE 14

Securities (Fair Value)
(In Thousands)

	December 31,
	2008	2007	2006
U. S. Government/Agency Obligations	$7,958	$2,002	$11,118
State/Municipal Obligations	44,715	44,505	30,338
Taxable Municipal	3,060	1,994	0
Mortgage-backed Securities	32,765	45,168	57,847
Corporate Debt Securities	16,970	11,265	3,257
Preferred Equity Securities	20	1,841	2,533
Common Equity Securities	4,759	5,971	5,209
Total Securities Available-for-Sale	$110,247	$112,746	$110,302

DEPOSITS
Table 15 shows average deposits and other borrowings balances and rates for 2008, 2007 and 2006. The Company experienced growth of $18,753,000 in average interest bearing deposits and $4,165,000 in average non-interest bearing deposits during 2008 compared to an increase of $9,544,000 in average interest bearing deposits and $2,725,000 in average non-interest bearing deposits in 2007.  Average savings accounts decreased $12,950,000 in 2008 compared to an increase of $11,609,000 during 2007. Management attributes the change in the growth in this area to the increased popularity of certificates of deposit as savings rates declined in 2008.  Average time deposits increased $29,670,000 in 2008 compared to an increase of $448,000 in 2007 when compared to 2006.  In 2008, average other borrowings increased $8,185,000, averaging $58,368,000 compared to the average balance of $50,183,000 in 2007.

TABLE 15

Average Deposits and Other Borrowings
(Dollars In Thousands)

	2008			2007			2006
	Amount	Rate	Diff $	Amount	Rate	Diff $	Amount	Rate
Interest Bearing Demand Deposits	$28,871.98%		$3,530	$25,341	1.14%	$(121)	$25,462	1.03%
Savings Deposits	94,019	1.30%	(12,950)	106,969	3.10%	11,609	95,360	3.29%
Money Market Savings	33,858	1.77%	(1,497)	35,355	3.08%	(2,392)	37,747	3.83%
Time Deposits	132,313	3.72%	29,670	102,643	4.22%	448	102,195	3.82%
Total Interest Bearing Deposits	289,061	2.43%	18,753	270,308	3.34%	9,544	260,764	3.35%
Other Borrowings	58,368	3.65%	8,185	50,183	4.16%	1,305	48,878	4.19%
Total Interest Bearing Liabilities	347,429	2.63%	26,938	320,491	3.46%	10,849	309,642	3.49%
Non-Interest Bearing Demand Deposits	56,778		4,165	52,613		2,725	49,888
Total	$404,207	2.26%	$31,103	$373,104	2.98%	$13,574	$359,530	3.01%
MATURITIES OF TIME DEPOSITS
The maturities on the time deposits of $100,000 and over are heavily distributed in the three month or less category showing a concentration that could pose a liquidity risk to the Bank. The concentration of short term certificates of deposit are the result of lower savings interest rates and short term special rates on certificates of deposit that came at a time in which the Bank was experiencing a large influx of deposits from customers that had entered into natural gas lease contracts. Management controls this risk through the monthly monitoring procedures of the ALCO committee.  Table 16 shows the dollar amount of large time deposits in each time category as well as the overall percentage of each category.

TABLE 16

Maturities
(Dollars In Thousands)

	December 31, 2008
	Amount	Percent
Three Months or Less	$28,913	60.72%
Over Three Months through Six Months	9,654	20.27%
Over Six Months through Twelve Months	2,554	5.36%
Over Twelve Months	6,501	13.65%
Total	$47,622	100.00%

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

TABLE 17

Borrowed Funds
(In Thousands)

	December 31,
	2008	2007
Short-Term Borrowings	$18,432	$22,848
FHLB Long-Term Borrowings	39,691	38,534
Total	$58,123	$61,382

CAPITAL ACCOUNTS
Total stockholders’ equity decreased 7.21%, or $3,085,000, from year-end 2007 to finish at $39,720,000. A common ratio used to determine the effective use of capital is the return on average equity. For the year ended December 31, 2008, this ratio was 7.53%, compared to 11.38% at December 31, 2007. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2008, the equity-to-assets ratio was 8.41%, compared to 9.85% at year-end 2007. It is the goal of management to implement ways to better leverage our capital with a capital-to-assets ratio closer to 8%.

Compare 2008 results to those experienced in 2007 when total stockholders’ equity increased 3.79% or $1,565,000 over year-end 2006. The return on average equity for the year ended December 31, 2007 ratio was 11.38%, compared to 10.32% for the year ended December 31, 2006.  At year-end 2007, the equity-to-assets ratio was 9.85% compared to 9.91% at year-end 2006.

Net income increased capital by $3,039,000 in 2008 and dividends decreased that number by $2,417,000.  The adoption of the “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” on January 1, 2008, decreased capital by $71,000.  The securities portfolio decreased in value by $3,365,000, net of tax in 2008. Since all of our securities are available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet.     A total of $272,000 in net treasury stock issued reduced the capital account to equal the total net change.  From time to time, the Company has purchased PFSC stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan and stock compensation plan. During the year 2008, 20,000 shares were purchased in this manner. There were 12,688 shares issued from the treasury stock account by individuals exercising options. The investment banking firms of Boenning & Scattergood Inc. and Ryan Beck & Co. have been known to make markets in PFSC common stock.

Net income increased capital by $4,871,000 in 2007 and dividends reduced that number by $2,383,000. The securities portfolio decreased in value by $995,000 in 2007. Again, since all of our securities were available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $69,000 in net treasury stock purchases increased the capital account to equal the total net change.

The following table represents the Company’s capital position as it compares to the regulatory guidelines at December 31, 2008.

TABLE 18

Capital Ratios

	December 31	December 31	Regulatory
	2008	2007	Requirement

Tier 1 capital to risk-weighted assets	12.26%	13.64%	4.00%
Total capital to risk-weighted assets	13.10%	14.42%	8.00%
Tier 1 capital to average assets-leverage ratio	9.31%	10.14%	4.00%

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

Interest rate sensitivity refers to the relationship between market interest rates and the earnings volatility of the Company due to the repricing characteristics of assets and liabilities. The responsibility for monitoring interest rate sensitivity and policy decisions has been given to the Asset/Liability Committee (ALCO) of the Bank. The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the Interest Rate Shock Analysis. The Bank uses a software model to measure and analyze interest rate risk. In addition, an outside source completes a quarterly analysis to make sure our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following sets forth the Company’s interest sensitivity analysis as of December 31, 2008:

TABLE 19

Statement of Interest Sensitivity Gap
(Dollars In Thousands)

	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest Bearing Deposits With Other Banks	$1,782	$0	$0	$0	$0
Loans	30,289	21,100	42,408	160,831	58,978
Securities	9,790	7,046	8,300	30,031	55,080
Federal Funds Sold	10,577	0	0	0	0
Total Rate Sensitive Assets	52,438	28,146	50,708	190,862	114,058
Cumulative Rate Sensitive Assets	52,438	80,584	131,292	322,154	436,212
RATE SENSITIVE LIABILITIES
Interest Bearing Checking	30,276	0	0	0	0
Money Market Deposits	34,257	0	0	0	0
Regular Savings	87,106	0	0	0	0
CDs and IRAs	84,031	34,149	11,933	30,852	3,340
Short-term Borrowings	18,432	0	0	0	0
Long-term Borrowings	284	216	441	26,456	12,294
Total Rate Sensitive Liabilities	254,386	34,365	12,374	57,308	15,634
Cumulative Rate Sensitive Liabilities	$254,386	$288,751	$301,125	$358,433	$374,067

Period Gap	$(201,948)	$(6,219)	$38,334	$133,554	$98,424
Cumulative Gap	(201,948)	(208,167)	(169,833)	(36,279)	62,145
Cumulative RSA to RSL	20.61%	27.91%	43.60%	89.88%	116.61%
Cumulative Gap to Total Assets	(42.77)%	(44.09)%	(35.97)%	(7.68)%	13.16%

The Federal Reserve’s Open Market Committee (FOMC), dropped rates aggressively by a total of 425 basis points in 2008.  This was done in hopes of stemming the tide of negative economic events which began in 2007 with the sub-prime mortgage crisis and continued through 2008 as foreclosure rates skyrocketed and home values plummeted. For the year ended December 31, 2008, the overnight Fed Funds Rate was decreased a total of 425 basis points ending the year at a target rate of 0 to .25%.  The effect of the easing has been a steep yield curve that has persisted throughout 2008.  The overall level of market rates dropped dramatically in 2008, both on the short end and the long end of the curve.  The result of this is that the net interest margin in 2008 increased to 4.25% when compared to the net interest margin of 3.82% for the year ended December 31, 2007. The increase to the net interest margin is the result of liability rates resetting at historically low levels and reacting more swiftly to moves by the FOMC. The asset side of the Company’s balance sheet has remained less reactive to rate movements. While this has presented a positive opportunity to the Company in the near-term, it also presents some challenges. As customers seek more competitive rates on their deposits, the Company has remained diligent in offering deposit alternatives for customers. This has helped to mitigate the loss of deposits to competitors.

Compare these results to 2007 when the Fed Funds rate was increased 100 basis points. The result was a net interest margin that rose to 3.82% for the year ended December 31, 2007 compared to 3.49% for the year ended December 31, 2006.

LIQUIDITY
The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, loan payments on existing loans or investments available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). On December 31, 2008, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $163,245,000.  During 2008, significant increases in deposits has limited the Company’s dependence on overnight borrowings at the Federal Home Loan Bank and provided the majority of additional cash with operating activities also contributing to liquidity. The additional deposits were used primarily to grant loans to customers.

As evidenced by the sources (uses) of funds (table 7), maturity of large time deposits (table 16), the interest rate sensitivity analysis (table 19) and the list of contractual obligations (table 20 which follows this section), the Company has increased its short term funding needs dramatically in 2008. This was part of a strategic initiative based on a high demand for competitive rates by deposit holders in a free-falling rate environment. This course of action was made necessary in light of the large sums of money flowing into the region due to natural gas drilling and exploration. Many of the Company’s customers were the primary beneficiaries of those funds and the Company felt this was an opportunity to expand current customer relationships as well as attract new customers. As with all low rate environments however, customers were generally unwilling to invest long term. Short term attractive rates were offered by the Company and the result was a concentration in short term obligations. The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $123,000,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $1,500,000. While the FHLB has been an inexpensive source of funds in the past, current liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity. This will be investigated further and, if deemed prudent, implemented in 2009.

The following table represents the aggregate on-and-off balance sheet contractual obligations to make future payments.

TABLE 20

Contractual Obligations
(In Thousands)

	December 31, 2008

	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years	Total

Time Deposits	$130,113	$14,605	$16,247	$3,340	$164,305
Long-term Debt	941	9,823	16,633	12,294	39,691
Operating Leases	90	175	82	564	911
Standby Letters of Credit	5,177	82	0	0	5,259
	$136,321	$24,685	$32,962	$16,198	$210,166

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity beyond those already discussed.

OFF-BALANCE-SHEET ARRANGEMENTS
The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance-sheet instruments. Unused commitments, at December 31, 2008, totaled $44,838,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are even remotely likely to have a material effect on liquidity or the availability of capital resources.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously stated in this document, the Federal Reserve Bank decreased the Fed Funds Rate a total of 425 basis points in 2008.  While short-term rates decreased, longer rates have remained somewhat stationary.  This has caused a steeper yield curve which can have an effect of increasing the Bank’s earnings growth.  This is due to the payment of lower, short-term deposit interest while at the same time experiencing little or no deterioration to interest income from longer maturity loans.  With this being said, the Bank monitors this interest sensitivity on a monthly basis.  The results of the latest simulation follow. The simulation shows a possible decrease in net interest income of 7.80%, or $1,356,000, in a +200 basis point rate shock scenario over a one-year period.  A decrease of 0.01% or $1,000 is shown in the model at a   -200 basis point rate shock.  The Bank will continue to monitor this rate sensitivity going forward.  See previous discussions on Interest Rate Sensitivity.

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
Hallstead, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  Peoples Financial Service Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 14, 2009

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2008	2007
	(In Thousands, Except Share Data)
ASSETS
Cash and due from banks	$6,174	$8,051
Interest bearing deposits in other banks	1,782	555
Federal funds sold	10,577	0

Cash and Cash Equivalents	18,533	8,606
Securities available for sale	110,247	112,746
Loans receivable, net of allowance for loan losses 2008 $3,002; and 2007 $2,451	313,606	288,601
Premises and equipment, net	7,542	5,872
Accrued interest receivable	2,526	2,237
Intangible assets	818	1,076
Other real estate owned	5,171	5,237
Bank owned life insurance	7,911	7,614
Other assets	6,022	2,445
Total Assets	$472,376	$434,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$55,324	$53,731
Interest-bearing	315,944	273,699

Total Deposits	371,268	327,430

Short-term borrowings	18,432	22,848
Long-term borrowings	39,691	38,534
Accrued interest payable	1,649	925
Other liabilities	1,616	1,892

Total Liabilities	432,656	391,629

STOCKHOLDERS’ EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,131,181 shares and 3,138,493 shares December 31, 2008 and 2007, respectively	6,683	6,683
Surplus	3,100	3,083
Retained earnings	39,375	38,824
Accumulated other comprehensive loss	(4,755)	(1,390)
Treasury stock, at cost, 210,070 and 202,758 shares at December 31, 2008 and 2007, respectively	(4,683)	(4,395)

Total Stockholders’ Equity	39,720	42,805

Total Liabilities and Stockholders’ Equity	$472,376	$434,434

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Statements of Income
	Years Ended December 31,
	2008	2007	2006
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$19,871	$19,481	$17,996
Securities:
Taxable	3,771	3,351	3,032
Tax-exempt	1,731	1,717	1,484
Other	106	62	186
Total Interest Income	25,479	24,611	22,698

INTEREST EXPENSE
Deposits	7,026	9,019	8,748
Short-term borrowings	390	640	524
Long-term borrowings	1,738	1,446	1,525
Total Interest Expense	9,154	11,105	10,797

Net Interest Income	16,325	13,506	11,901

PROVISION FOR LOAN LOSSES	713	280	302

Net Interest Income after Provision for Loan Losses	15,612	13,226	11,599

OTHER INCOME (LOSS)
Customer service fees	2,006	1,947	1,770
Investment division commission income	411	340	260
Earnings on investment in life insurance	296	297	281
Other income	606	626	437
Realized gain on sale of interest in insurance agency	0	220	0
Net realized gains (losses) on sales of securities available for sale	128	(122)	42
Other than temporary security impairments	(5,256)	0	0
Total Other Income (Loss)	(1,809)	3,308	2,790

OTHER EXPENSES
Salaries and employee benefits	4,831	4,767	4,498
Occupancy	733	788	674
Equipment	493	508	484
FDIC insurance and assessments	227	151	127
Professional fees and outside services	520	371	337
Computer service and supplies	970	785	774
Taxes, other than payroll and income	400	386	370
Impairment charge-other real estate owned	0	575	0
Amortization expense – deposit acquisition premiums	258	255	299
Stationary and printing supplies	360	339	247
Other	1,885	1,641	1,678
Total Other Expenses	10,677	10,566	9,488

Income before Income Taxes	3,126	5,968	4,901
FEDERAL INCOME TAXES	87	1,097	772
Net Income	$3,039	$4,871	$4,129

EARNINGS PER SHARE
Basic	$0.97	$1.55	$1.31
Diluted	$0.97	$1.55	$1.31

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(In Thousands, Except Share Data)
Balance - December 31, 2005	$6,683	$2,995	$34,599	$(961)	$(3,700)	$39,616
Comprehensive income:
Net income	0	0	4,129	0	0	4,129
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	566	0	566

Total Comprehensive Income						4,695
Stock option expense	0	3	0	0	0	3
Cash dividends declared, ($0.76 per share)	0	0	(2,392)	0	0	(2,392)
Shares issued from treasury related to stock purchase plans (4,783 shares)	0	48	0	0	53	101
Purchase of treasury stock (26,579 shares)	0	0	0	0	(783)	(783)

Balance - December 31, 2006	6,683	3,046	36,336	(395)	(4,430)	41,240
Comprehensive income:
Net income	0	0	4,871	0	0	4,871
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(995)	0	(995)

Total Comprehensive Income						3,876
Stock option expense	0	3	0	0	0	3
Cash dividends declared, ($0.76 per share)	0	0	(2,383)	0	0	(2,383)
Shares issued from treasury related to stock purchase plans (8,119 shares)	0	34	0	0	129	163
Purchase of treasury stock (3,500 shares)	0	0	0	0	(94)	(94)

Balance - December 31, 2007	6,683	3,083	38,824	(1,390)	(4,395)	42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008 (Note 1)	0	0	(71)	0	0	(71)
Comprehensive loss:
Net income	0	0	3,039	0	0	3,039
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(5,152)	0	(5,152)
Re-classification adjustment for impairment charges on securities, net of taxes	0	0	0	1,787	0	1,787

Total Comprehensive Loss						(326)
Stock option expense	0	1	0	0	0	1
Cash dividends declared, ($0.76 per share)	0	0	(2,417)	0	0	(2,417)
Shares issued from treasury related to stock purchase plans (12,688 shares)	0	16	0	0	218	234
Purchase of treasury stock (20,000 shares)	0	0	0	0	(506)	(506)

Balance - December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,039	$4,871	$4,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	871	891	900
Provision for loan losses	713	280	302
(Gain) loss on sales or retirements of equipment	(1)	0	9
Gain on sale of other real estate owned	(15)	0	(59)
Impairment charge-other real estate owned	0	575	0
Amortization of securities’ premiums and accretion of discounts, net	145	380	417
Amortization of deferred loan costs	304	254	267
Gain on sale of interest in insurance agency	0	(220)	0
(Gain) loss on sales of securities available for sale, net	(128)	122	(42)
Other than temporary security impairment	5,256	0	0
Stock option expense	1	3	3
Deferred income taxes (benefit)	(1,737)	(83)	14
Net earnings on investment in life insurance	(296)	(297)	(281)
Proceeds from the sale of loans originated for sale	6,556	6,127	3,037
Net gain on sale of loans originated for sale	(88)	(38)	(27)
Loans originated for sale	(6,391)	(6,166)	(3,090)
(Increase) decrease in assets:
Accrued interest receivable	(289)	(382)	(28)
Other assets	(108)	275	(157)
Increase (decrease)in liabilities:
Accrued interest payable	724	222	81
Other liabilities	(347)	279	227
Net Cash Provided by Operating Activities	8,209	7,093	5,702
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in insurance agency	0	551	0
Proceeds from sale of available for sale securities	57,997	60,489	60,977
Proceeds from maturities of and principal repayments on available for sale securities	5,755	16,220	12,555
Purchase of available for sale securities	(71,624)	(81,163)	(73,973)
Net increase in loans	(26,198)	(19,993)	(18,868)
Purchase of premises and equipment	(2,283)	(325)	(1,016)
Proceeds from sale or retirements of equipment	1	0	60
Proceeds from sale of other real estate	180	130	183
Net Cash Used in Investing Activities	(36,172)	(24,091)	(20,082)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	43,838	3,255	26,651
Proceeds from long-term borrowings	5,000	11,275	3,100
Repayment of long-term borrowings	(3,843)	(9,266)	(1,345)
Net increase (decrease) in short-term borrowings	(4,416)	10,274	(5,268)
Proceeds from sale of treasury stock	234	163	101
Purchase of treasury stock	(506)	(94)	(783)
Cash dividends paid	(2,417)	(2,383)	(2,392)
Net Cash Provided by Financing Activities	37,890	13,224	20,064
Increase (Decrease) in Cash and Cash Equivalents	9,927	(3,774)	5,684
CASH AND CASH EQUIVALENTS - BEGINNING	8,606	12,380	6,696
CASH AND CASH EQUIVALENTS - ENDING	$18,533	$8,606	$12,380

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Years Ended December 31,
	2008	2007	2006
		(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,430	$10,833	$10,716
Income taxes paid	$2,130	$805	$605
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$99	$318	$5,068
Securities acquired in settlement of loans	$0	$0	$1,065

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

Nature of Operations

The Company provides a variety of financial services, through the Bank, to individuals, small businesses and municipalities through its eight Pennsylvania offices located in Hallstead, Hop Bottom, Susquehanna, Montrose, Nicholson, Meshoppen, Tunkhannock and Glenburn Township which are small communities in a rural setting.  In October of 2008, the Company opened its eighth Pennsylvania office in Glenburn Township. This office is the Company’s first presence in Lackawanna County. In 2002, the Company started operating in New York with an office located in Norwich.  The Company opened an office in Conklin, New York, in March 2003 at which time the Norwich office was closed and its deposits transferred to the Conklin office.  The Company opened two new offices in 2005, Deposit, New York, April 2005, and the Town of Chenango, New York, June 2005.  The Bank’s primary deposits are checking accounts, savings accounts and certificates of deposit.  Its primary lending products are single-family residential loans and loans to small businesses.  As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The Company is subject to regulation of the Federal Reserve Bank.  Peoples Advisors, LLC is a member-managed liability company under the laws of the Commonwealth of Pennsylvania for the purpose of providing investment advisory services to the general public. Peoples Financial Leasing, LLC provides employee leasing services to the Bank. Peoples Investment Holdings, LLC is incorporated in the state of Delaware and maintains and manages the intangible investments of the Bank and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware. Peoples Financial Capital Corporation is also incorporated in the state of Delaware and maintains and manages the intangible investments of the Company and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, the potential impairment of restricted stock, and determination of other-than-temporary impairment losses on securities.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses are recognized through a valuation allowance by charges to income.  The Company had mortgages of $0 and $77,000 held for sale at December 31, 2008 and 2007, respectively.

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

Intangible Assets

The Bank has core deposit acquisition premiums which are being amortized over an estimated life of fifteen years using the straight-line method.  These intangible assets were $818,000 and $1,076,000 net of accumulated amortization of $3,069,000 and $2,811,000 at December 31, 2008 and 2007, respectively.  Amortization expense was $258,000 for 2008, $255,000 for 2007 and $299,000 for 2006. Amortization expense is estimated to be $258,000 per year for the next three years and $44,000 in 2012 as the fifteen year amortization period expires.  The fluctuation in the 2006 expense is due to impairment on the Norwich Branch deposit acquisition recognized in the fourth quarter of 2006 which totaled $38,000.

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

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred.  Advertising expense for the years ended December 31, 2008, 2007, and 2006 was $201,000, $154,000 and $167,000, respectively.

Earnings per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Common Share (Continued)

The following table shows the amounts used in computing earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)

2008:
Basic EPS	$3,039	3,128	$.97
Dilutive effect of potential common stock, stock options (4,523 options)	0	5	.00

Diluted EPS	$3,039	3,133	$.97

2007:
Basic EPS	$4,871	3,136	$1.55
Dilutive effect of potential common stock, stock options (9,984 options)	0	10	.00

Diluted EPS	$4,871	3,146	$1.55

2006:
Basic EPS	$4,129	3,144	$1.31
Dilutive effect of potential common stock, stock options (12,074 options)	0	12	.00

Diluted EPS	$4,129	3,156	$1.31

Stock options for 10,900, 12,250, and 13,000 shares of common stock were anti-dilutive and, accordingly, were not considered in computing diluted earnings per share for the years ended December 31, 2008, 2007, and 2006, respectively.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

The components of other comprehensive income and related tax effects for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$(10,226)	$(1,629)	$900
Reclassification adjustment for (gains) losses realized in net income	(128)	122	(42)
Reclassification adjustment for other than temporary impairment charges	5,256	0	0
Net Unrealized Gains (Losses)	(5,098)	(1,507)	858

Tax effect	1,733	512	(292)

Net of Tax Amount	$(3,365)	$(995)	$566

Stock-Based Compensation

Prior to January 1, 2006, the Company’s stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of income through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2008, 2007 and 2006  includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

As of December 31, 2007, the Company had 3,850 stock options not fully vested and there was approximately $1,000 of total unrecognized compensation cost related to these non-vested options. The cost was recognized monthly on a straight-line basis through December 31, 2008.  For the year ended December 31, 2007 there were no stock options granted.  For the year ended December 31, 2007 there was stock option expense of $3,000 included in salaries and employee benefits in the accompanying consolidated statement of income related to share based payments granted prior to, but not yet vested as of January 1, 2006.  Therefore, as a result of adopting Statement No. 123(R) the Company’s net income for the year ended December 31, 2007 was $3,000 lower than if the Company had continued to account for share-based compensation under Opinion No. 25.  Basic earnings per share and diluted earnings per share for the year ended December 31, 2007 were not affected by the adoption.

As of December 31, 2008, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the year ended December 31, 2008 there were no stock options granted.  For the year ended December 31, 2008 there was stock option expense of $1,000 included in salaries and employee benefits in the accompanying consolidated statement of income related to share based payments granted prior to, but not yet vested as of January 1, 2006.  Therefore, as a result of adopting Statement No. 123(R) the Company’s net income for the year ended December 31, 2008 was $1,000 lower than if the Company had continued to account for share-based compensation under Opinion No. 25.  Basic earnings per share and diluted earnings per share for the year ended December 31, 2008 were not affected by the adoption.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting (Continued)

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

FASB Statement No. 157 “Fair Value Measurements” defines fair value, establishes a framework for measuring the fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 14 – Fair Value of Financial Instruments).

FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” permits entities to choose to measure eligible items at fair value at specified election dates.  The Company did not elect to apply this statement to any items in the year ended December 31, 2008.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of these standards did not have a material impact on our consolidated financial position and results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of these standards did not have a material impact on our consolidated financial position and results of operations.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  This new pronouncement will impact the Company’s accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

Reclassifications

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to 2008 presentation.  Those reclassifications had no effect on net income.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES

At December 31, 2008 and 2007, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2008:
U.S. Government agencies and corporations	$7,891	$67	$0	$7,958
Obligations of state and political subdivisions	47,914	120	(3,319)	44,715
Taxable obligations of state and political subdivisions	3,166	0	(106)	3,060
Corporate debt securities	20,828	40	(3,898)	16,970
Mortgage-backed securities	32,487	325	(47)	32,765
Preferred equity securities	78	0	(58)	20
Common equity securities	5,086	25	(352)	4,759
Total	$117,450	$577	$(7,780)	$110,247

December 31, 2007:
U.S. Government agencies and corporations	$1,999	$3	$0	$2,002
Obligations of state and political subdivisions	45,357	28	(880)	44,505
Taxable obligations of state and political subdivisions	1,995	0	(1)	1,994
Corporate debt securities	11,493	35	(263)	11,265
Mortgage-backed securities	45,256	241	(329)	45,168
Preferred equity securities	2,367	0	(526)	1,841
Common equity securities	6,384	29	(442)	5,971
Total	$114,851	$336	$(2,441)	$112,746

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 2008, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,329	$1,302
Due after one year through five years	12,177	11,536
Due after five years through ten years	34,930	31,222
Due after ten years	31,363	28,643
	79,799	72,703

Mortgage-backed securities	32,487	32,765
Equity securities	5,164	4,779
	$117,450	$110,247

Proceeds from sale of available-for-sale securities during 2008, 2007 and 2006 were $57,997,000, $60,489,000, and $60,977,000, respectively.  Gross gains realized on these sales were $412,000, $186,000, and $663,000, respectively.  Gross losses on these sales were $284,000, $308,000, and $621,000, respectively.

Securities with a carrying value of $43,313,000 and $33,189,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (CONTINUED)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 (in thousands):

December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$34,301	$(2,376)	$2,570	$(943)	$36,871	$(3,319)
Taxable obligations of state and political subdivisions	3,060	(106)	0	0	3,060	(106)
Corporate debt securities	8,752	(2,878)	7,420	(1,020)	16,172	(3,898)
Mortgage-backed securities	11,242	(41)	1,305	(6)	12,547	(47)
Preferred equity securities	20	(58)	0	0	20	(58)
Common equity securities	166	(37)	687	(315)	853	(352)
Total Temporarily Impaired Securities	$57,541	$(5,496)	$11,982	$(2,284)	$69,680	$(7,780)

December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$27,688	$(746)	$12,447	$(134)	$40,135	$(880)
Taxable obligations of state and political subdivisions	491	(1)	0	0	491	(1)
Corporate debt securities	6,942	(126)	2,207	(137)	9,149	(263)
Mortgage-backed securities	4,099	(23)	20,438	(306)	24,537	(329)
Preferred equity securities	1,841	(526)	0	0	1,841	(526)
Common equity securities	1,383	(442)	0	0	1,383	(442)
Total Temporarily Impaired Securities	$42,444	$(1,864)	$35,092	$(577)	$77,536	$(2,441)

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

At December 31, 2008, the Company had 74 obligations of state and political subdivisions with unrealized losses of $3,425,000, 10 mortgage-backed securities with unrealized losses of $47,000, 13 corporate debt securities with unrealized losses of $3,898,000, 2 preferred equity securities with unrealized losses of $58,000, and 14 common equity securities, primarily bank stocks, in an unrealized loss position of $327,000. These common equity securities have traditionally been high-performing stocks.  As a result of recent market volatility in financial stocks from news of the economic downturn, the fair value of most of the stocks held are “under water” as of December 31, 2008, and as such, are considered to be impaired.  The Company does not invest in bank stocks with the intent to turn them over for a profit in the near-term.  We invest in those stocks that we believe to have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  We buy and hold those stocks that we believe have potential to be an acquirer or to be acquired, providing additional value.  Stocks can be cyclical in nature and will experience some down periods.  Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains, therefore we believe that both unrealized losses and gains are likely to be temporary, when observing performance in the banking sector. In management’s opinion, the unrealized losses on all other securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company has the intent and the ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

The Company recorded other than temporary impairments of $5,256,000 for the year ended December 31, 2008. These impairments were the result of writing down two separate bond issuances of Lehman Brother Holdings for $2,580,000, two preferred equity securities of the Federal Home Loan Mortgage Corp. (FHLMC) for $2,289,000, and five common equity securities for $387,000. These write-downs were measured based on public market prices. In reaching the determination to record these impairments, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge was appropriate for these securities.

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

Restricted stock which represents a required investment in the common stock of a correspondent bank is carried at cost as of December 31, 2008 and 2007.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  The Company had $2,559,000 of FHLB stock as of December 31, 2008.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2008.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE

The composition of loans receivable at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(In Thousands)
Commercial	$71,258	$63,091
Real estate:
Commercial	107,084	92,705
Residential	120,813	116,922
Consumer	16,988	17,889

	316,143	290,607
Unearned net loan origination fees and costs	465	445
Allowance for loan losses	(3,002)	(2,451)
	$313,606	$288,601

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Balance, beginning	$2,451	$1,792	$2,375
Provision for loan losses	713	280	302
Recoveries	84	452	31
Loans charged off	(246)	(73)	(916)
Balance, ending	$3,002	$2,451	$1,792

The total recorded investment in impaired loans was $5,116,000 and $395,000 at December 31, 2008 and 2007, respectively.  The required allowance for loan losses on these loans was $624,000 and $0 at December 31, 2008 and 2007, respectively.  At December 31, 2008, impaired loans of $2,792,000 required a specific reserve of $624,000.  At December 31, 2008, impaired loans of $2,324,000 did not require a specific reserve.  For the years ended December 31, 2008, 2007 and 2006, the average balance of these impaired loans was $2,695,000, $496,000, and $449,000, respectively.  The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

The recorded investment of impaired loans at December 31, 2008 and 2007 included loans on which the accrual of interest has been discontinued of $602,000 and $395,000 respectively.  If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2008, 2007 and 2006, would have increased approximately $26,000, $32,000 and $84,000 respectively.  The amount of interest income on these loans that was included in net income for the years ended December 31, 2008, 2007 and 2006 was $27,000, $15,000 and $7,000, respectively.  The recorded investment in loans past due 90 or more days and accruing interest at December 31, 2008 and 2007 was $245,000 and $91,000, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $2,665,000 and $2,740,000 at December 31, 2008 and 2007, respectively.  Advances and repayments during 2008 totaled $1,338,000 and $1,413,000, respectively.  These loans are made during the ordinary course of business at the Company’s normal credit terms.  There were no related party loans that were classified as non-accrual, past due, or restructured or were considered a potential credit risk at December 31, 2008 and 2007.

The Company has signed a participating member agreement to sell residential mortgages to Fannie Mae. The balance of loans sold as of December 31, 2008 to Fannie Mae is $8,051,000.  The Company continues to service loans that were sold to the FHLB of Pittsburgh (“FHLB”).  The agreement, with FHLB, included a maximum credit enhancement of $178,000 which the Company may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  The FHLB is funding the Spread Account at 0.25% of the outstanding balance of loans sold. The balance of loans sold as of December 31, 2008 to FHLB is $9,812,000.  The Company’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account.  As such, the Company does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying the Company 0.10% of the outstanding loan balance in the portfolio on a monthly basis.

The Company retains the servicing on the loans sold to Fannie Mae and FHLB and receives a fee based upon the principal balance outstanding.  During the years ended 2008 and 2007, the Company recognized $60,000 and $64,000, respectively, of servicing assets and amortized $24,000 and $13,000, respectively. The balance outstanding was $119,000 and $83,000 at December 31, 2008 and 2007, respectively.  The fair value of the servicing assets was $119,000 and $83,000 at December 31, 2008 and 2007, respectively, and was based on market quotes for pools of the mortgages stratified by rate and maturity date.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
	(In Thousands)
Land	$805	$398
Building and improvements	7,567	6,500
Furniture, fixtures and equipment	6,595	5,805

	14,967	12,703
Accumulated depreciation	(7,425)	(6,831)

	$7,542	$5,872

Depreciation expense was $613,000, $636,000, and $601,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 5 – DEPOSITS

The composition of deposits at December 31, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)
Demand:
Non-interest bearing	$55,324	$53,731
Interest bearing	64,533	64,150
Savings	87,106	100,103
Time:
$100,000 and over	47,622	25,930
Less than $100,000	116,683	83,516

	$371,268	$327,430

At December 31, 2008, the scheduled maturities of time deposits are as follows (in thousands):

2009	$130,113
2010	8,756
2011	5,849
2012	10,355
2013	5,892
Thereafter	3,340

$164,305

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings.  U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.  Short-term borrowings consisted of the following at December 31, 2008, 2007 and 2006:

	At and for the year ended December 31, 2008
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$17,351	$12,775	$17,351	2.10%
Federal Home Loan Bank	0	3,575	9,950	3.16%
U.S. Treasury tax and loan notes	1,081	524	1,081	1.45%
	$18,432	$16,874	$28,382	2.30%

	At and for the year ended December 31, 2007
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$10,281	$10,269	$11,722	3.01%
Federal Home Loan Bank	11,965	6,029	12,716	5.07%
U.S. Treasury tax and loan notes	602	503	1,014	4.39%
	$22,848	$16,801	$25,452	3.79%

	At and for the year ended December 31, 2006
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$11,591	$10,946	$13,394	4.07%
Federal Home Loan Bank	0	1,239	6,510	4.83%
U.S. Treasury tax and loan notes	983	418	1,019	4.46%
	$12,574	$12,603	$20,923	4.16%

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM BORROWINGS (CONTINUED)

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets.  At December 31, 2008, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $163,245,000, of which $39,691,000 was outstanding in short and long-term borrowings.  All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The weighted average interest rate on securities sold under repurchase agreements at December 31, 2008 was 2.09%.

Securities owned by the Company provide collateral for U.S. Treasury tax and loan notes.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $0 was outstanding at December 31, 2008 and 2007.  These borrowings are unsecured.

NOTE 7 - LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.

Due	Convertible	Strike Rate	Current Interest Rate	2008	2007
				(Dollars In Thousands)
September 2011	N/A	N/A	5.05%	$523	$696
February 2016	N/A	N/A	4.86%	840	936
February 2016	N/A	N/A	4.86%	841	936
October 2011	January 2009	8.00%	4.47%	2,500	2,500
September 2012	March 2009	8.00%	3.69%	5,000	5,000
February 2009	N/A	N/A	4.80%	70	477
February 2013	February 2009	8.00%	3.59%	5,000	5,000
February 2008	N/A	N/A	2.69%	0	107
June 2014	March 2009	8.00%	4.47%	5,000	5,000
January 2015	January 2009	8.00%	4.31%	5,000	5,000
November 2015	N/A	N/A	4.67%	1,627	1,822
February 2017	N/A	N/A	4.99%	2,790	3,060
August 2008	N/A	N/A	4.86%	0	2,500
August 2010	N/A	N/A	4.85%	2,500	2,500
December 2011	N/A	N/A	4.12%	3,000	3,000
January 2013	February 2010	N/A	2.67%	5,000	0
				$39,691	$38,534

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

 Detail of long-term debt at December 31, 2008 and 2007 is as follows:

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (1.81% at December 31, 2008) plus .15% to plus .28% on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date.  If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2008 are as follows (in thousands):

2009	$941
2010	3,414
2011	6,409
2012	5,797
2013	10,836
Thereafter	12,294
$39,691

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees.  The Plan is administered by a committee of the Board of Directors.  Under the Plan, 187,500 shares of common stock are reserved for possible issuance.  The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure.  Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant.  The vesting period of options granted is at the discretion of the Board of Directors.  There are 65,751 shares available for grant under this stock option plan as of December 31, 2008.

A summary of transactions under this Plan were as follows:

	2008		2007		2006
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	47,593	$20.75	56,467	$20.03	61,500	$19.80
Granted	0	0	0	0	0	0
Exercised	(12,694)	15.84	(8,119)	16.54	(4,783)	16.40
Forfeited	(1,350)	30.78	(750)	30.78	(250)	34.10

Outstanding, end of year	33,549	$21.78	47,593	$20.75	56,467	$20.03

Exercisable, end of year	33,549	$21.78	43,743	$20.15	52,367	$19.44

The weighted-average remaining contractual life of the options outstanding is approximately 4 years at December 31, 2008.  The weighted-average remaining contractual life of options exercisable at December 31, 2008 is approximately 4 years.  Stock options outstanding at December 31, 2008 are exercisable at prices ranging from $16.50 to $34.10 a share.  At December 31, 2008 the aggregate intrinsic value of options outstanding was $0 and the aggregate intrinsic value of options exercisable was $0.  At December 31, 2007, the aggregate intrinsic value of options outstanding was $335,000 and the aggregate intrinsic value of options exercisable was $335,000.  At December 31, 2006, the aggregate intrinsic value of options outstanding was $401,000 and the aggregate intrinsic value of options exercisable was $401,000.  The aggregate intrinsic value of options exercised was $33,000, $29,000, and $22,000 for the years ended December 31, 2008, 2007, and 2006.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK PURCHASE PLANS (CONTINUED)

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan.  Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan.  Participation is available to all common stockholders.  The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees.  The Plan may purchase shares on the open market if available or they may be issued from treasury shares.  A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock.  A participant may withdraw from the Plan at any time.  Effective in 2005, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $850 each calendar month.  As of December 31, 2008, there are 65,751 remaining shares available for issuance under the Dividend Reinvestment and Stock Purchase Plan.

NOTE 9 - INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The Company has evaluated its tax positions as of January 1, 2007, December 31, 2007 and December 31, 2008, respectively.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of January 1, 2007, December 31, 2007 and December 31, 2008, respectively, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania and State of New York.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for all state income taxes through 2004.

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Current	$1,824	$1,180	$758
Deferred	(1,737)	(83)	14
	$87	$1,097	$772

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$734	$678
Deferred loan fees	3	4
Deferred compensation	364	374
Other	32	32
Impairment on securities	1,871	216
Capital loss carry forward	152	3
Stock option expense	2	2
Alternative minimum tax credit	0	27
Impairment charge—other real estate owned	195	196
Unrealized loss on available for sale securities	2,449	715
	5,802	2,247
Deferred tax liabilities:
Depreciation	(251)	(221)
Interest on preferred equity securities	(17)	0
Section 481 Adjustment-Prepaid Expenses	(112)	(85)
Section 481 Adjustment-Deferred Loan Costs	(250)	(239)
	(630)	(545)
Net Deferred Tax Asset	$5,172	$1,702

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Furthermore, as a result of the Emergency Economic Stabilization Act of 2008 (ESSA) the resulting deferred tax asset created by the other-than-temporary impairment of the Company’s preferred equity holdings in the FHLMC does not require a valuation allowance to be recognized. The loss is determined to be ordinary for tax purposes under the ESSA and any future gains realized from selling those FHLMC holdings would also be treated as ordinary for income tax purposes. The deferred tax asset for capital loss carryforward above will be realized through future tax planning strategies of the Company. Based on the level of historical taxable income and projections for future taxable income and tax planning strategies over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets as of December 31, 2008.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31 is as follows:

	2008		2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Federal income tax at statutory rate	$1,063	34%	$2,029	34%	$1,666	34%
Tax exempt interest	(938)	(30)	(907)	(15)	(866)	(18)
Non-deductible interest	96	3	116	2	119	2
Officers’ life insurance income	(101)	(3)	(111)	(2)	(112)	(2)
Other, net	(33)	(1)	(30)	(1)	(35)	(0)
	$87	3%	$1,097	18%	$772	16%

The income tax provision includes $44,000, $(41,000), and $14,000 in 2008, 2007 and 2006, respectively, of income tax (benefit) expense on net realized securities gains and losses.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions.  The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors.  Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year.  During 2008, 2007 and 2006, ESOP contributions to the Plan charged to operations were $151,000, $167,000, and $131,000, respectively.  During 2008, 2007 and 2006, employer 401(k) matching contributions to the Plan charged to operations were $94,000, $80,000, and $79,000, respectively.  At December 31, 2008, 147,974 shares of the Company’s common stock were held in the Plan.  In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has deferred compensation agreements with its chief operating officer and certain directors that provide fixed retirement benefits.  The Bank’s deferred compensation liability as of December 31, 2008 and 2007 was $1,071,000 and $1,099,000, respectively.  The cost charged to operations for these deferred compensation plans was $58,000, $59,000, and $177,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 11 – CONTINGENCIES

The Company is subject to lawsuits and claims arising out of its business.  In the opinion of the Company’s management, after review and consultation with counsel, any proceedings that may arise should not result in judgments, which, in the aggregate, would have a material adverse effect on the Company’s consolidated financial statements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The contract or notional amounts at December 31, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)
Commitments to grant loans	$8,892	$6,904
Unfunded commitments under lines of credit	30,687	28,618
Standby letters of credit	5,259	4,550
	$44,838	$40,072

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

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at December 31, 2008 and 2007 was $5,259,000 and $4,550,000, respectively and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $4,168,000 and $3,363,000, respectively.  The current amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits.  The required reserve balance at December 31, 2008 and 2007 was $576,000 and $851,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2008, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - REGULATORY MATTERS (CONTINUED)

The Company and Bank’s actual capital ratios as of December 31, 2008 and 2007, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$46,659	13.10%	$	≥28,490	≥8.00%		N/A	N/A
Peoples National Bank	42,402	12.00		≥28,261	≥8.00	$	≥35,326	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	43,657	12.26		≥14,245	≥4.00		N/A	N/A
Peoples National Bank	39,400	11.15		≥14,130	≥4.00		≥21,196	≥6.00
Tier 1 capital (to average assets):
Consolidated	43,657	9.31		≥18,765	≥4.00		N/A	N/A
Peoples National Bank	39,400	8.45		≥18,648	≥4.00		≥23,310	≥5.00

As of December 31, 2007:
Total capital (to risk-weighted assets):
Consolidated	$45,570	14.42%	$	≥25,283	≥8.00%		N/A	N/A
Peoples National Bank	40,741	13.02		≥25,025	≥8.00	$	≥31,281	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	43,119	13.64		≥12,642	≥4.00		N/A	N/A
Peoples National Bank	38,290	12.24		≥12,512	≥4.00		≥18,769	≥6.00
Tier 1 capital (to average assets):
Consolidated	43,119	10.14		≥17,002	≥4.00		N/A	N/A
Peoples National Bank	38,290	9.09		≥16,852	≥4.00		≥21,065	≥5.00

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Securities available for sale	$110,247	$1,010	$108,146	$1,091

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

2008
(In Thousands)
Beginning balance, January 1	$1,065

Total unrealized gains included in other comprehensive income	25
Ending balance, December 31	$1,091

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
Impaired loans	$2,168	$0	$0	$2,168

As discussed above, the Company has delayed its disclosure requirements of non-financial assets and liabilities.  Certain real estate owned with write-downs subsequent to foreclosure and intangible assets are carried at fair value at the balance sheet date for which the Company has not yet adopted the provisions of SFAS 157.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities (Carried at Fair Value)

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $4,492,000, net of a valuation allowance of $624,000.  Additional provisions for loan losses of $696,000 were recorded during the period.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock (included in securities) approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Debt (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,533	$18,533	$8,606	$8,606
Securities available-for-sale	110,247	110,247	112,746	112,746
Loans receivable, net	313,606	364,501	288,601	288,983
Accrued interest receivable	2,526	2,526	2,237	2,237

Financial liabilities:
Deposits	371,268	373,147	327,430	327,566
Short-term borrowings	18,432	18,432	22,848	22,848
Long-term borrowings	39,691	40,283	38,534	39,832
Accrued interest payable	1,649	1,649	925	925

Off-balance sheet items:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION

Balance Sheets

	December 31,
	2008	2007
	(In Thousands)
ASSETS

Cash	$918	$535
Investment in bank subsidiary	30,313	33,357
Investment in non-bank subsidiary	5,576	5,733
Due from subsidiary	713	335
Securities available for sale	2,102	2,695
Other assets	155	150
Total Assets	$39,777	$42,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$57	$0

Stockholders’ equity:
Common stock	6,683	6,683
Surplus	3,100	3,083
Retained earnings	39,375	38,824
Accumulated other comprehensive loss	(4,755)	(1,390)
	44,403	47,200
Treasury stock	(4,683)	(4,395)
Total Stockholders’ Equity	39,720	42,805

Total Liabilities and Stockholders’ Equity	$39,777	$42,805

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Dividends from bank subsidiary	$2,729	$2,493	$3,968
Other income	492	166	263
Other expenses	817	78	63

	2,404	2,581	4,168

Income tax expense	0	30	3

	2.404	2,551	4,165

Distributions in excess (undistributed) net income of subsidiary	635	2,320	(36)

Net Income	$3,039	$4,871	$4,129

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,039	$4,871	$4,129
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on sales of securities	14	(63)	(192)
Other than temporary security impairment	388	0	0
Stock option expense	1	3	3
Distributions in excess as edited (undistributed) net income of subsidiary	(635)	(2,320)	(1,029)
(Increase) decrease in other assets	34	(10)	0
Increase (Decrease) in due from/to subsidiary	(48)	52	36

Net Cash Provided by Operating Activities	2,793	2,533	2,947

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	298	479	889
Purchase of available-for-sale securities	(19)	(987)	(152)

Net Cash Provided by (Used In) Investing Activities	279	(508)	737

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(2,417)	(2,383)	(2,392)
Proceeds from sale of treasury stock	234	163	101
Purchase of treasury stock	(506)	(94)	(783)

Net Cash Used in Financing Activities	(2,689)	(2,314)	(3,074)

Increase (Decrease) in Cash and Cash Equivalents	383	(289)	610

CASH AND CASH EQUIVALENTS - BEGINNING	535	824	214

CASH AND CASH EQUIVALENTS - ENDING	$918	$535	$824

SUPPLEMENTARY DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES
Securities acquired through transfer from subsidiary	$0	$0	$1,065

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
  prevent and detect unauthroized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Management is also responsible to perform an annual evaluation of the system of internal control over financial reporting, including an assessment of the effectiveness of that system.  Management's assessment is based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The COSO framework identifies five defining characteristics of a system of internal control as follows:  an appropriate control environment; an adequate risk assessment process; sufficient control activities; satisfactory communication of pertinent information; and proper monitoring controls.

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework.  As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including disclosure controls and procedures, as of December 31, 2008.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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
Hallstead, Pennsylvania

We have audited Peoples Financial Services Corp. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008, and our report dated March 14, 2009, expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Allentown, Pennsylvania
March 14, 2009

(c) Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B OTHER INFORMATION

NONE.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3.1)	Articles of Incorporation of Peoples Financial Services Corp. *;
(3.2)	Bylaws of Peoples Financial Services Corp. as amended **;
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger***;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company***;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger****;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company****;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.******;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.******;
(10.13)	Employment Agreement dated February, 2007, between Richard S. Lochen, Jr. and Peoples Financial Services Corp.*****;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics, as amended********;
(21)	Subsidiaries of Peoples Financial Services Corp.*******;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
	*	Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	**	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	***	Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	****	Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	*****	Incorporated by reference to the Corporation’s Exhibit 10.13 on Form 8K filed with the U.S. Securities and Exchange Commission on February 16, 2007.
	******	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
	*******	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007.
	********	Incorporated by reference to the Corporation’s Exhibit 14 as filed on Form 10Q with the U.S. Securities and Exchange Commission on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

BY:	/s/	William E. Aubrey II William E Aubrey II, Chairman, Board of Directors
	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr., President/CEO
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, VP/Controller
	/s/	Russell D. Shurtleff, Esq. Russell D. Shurtleff, Vice Chairman, Board of Directors
	/s/	George H. Stover, Jr. George H. Stover, Jr. Member, Board of Directors
	/s/	John W. Ord John W. Ord, Member, Board of Directors
	/s/	Ronald G. Kukuchka Ronald G. Kukuchka, Member, Board of Directors