Form 10-Q
period 2009-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2009-05-11
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

PEOPLES FINANCIAL SERVICES CORP. (Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2391852
(State of Incorporation)	(IRS Employer ID Number)

82 Franklin Avenue Hallstead, PA	18822
(Address of Principal Executive Offices)	(Zip Code)

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes X No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ___
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of March 31, 2009

COMMON STOCK ($2 Par Value)			3,131,281
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2009

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of March 31, 2009
	and December 31, 2008

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months
	Ended March 31, 2009 and 2008

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Three Months
	Ended March 31, 2009 and 2008

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Three Months
	Ended March 31, 2009 and 2008

	Notes to Consolidated Financial Statements	7 - 14

	Item 2. Management’s Discussion and Analysis of Financial Condition and	15 - 27
	Results of Operations

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4. Controls and Procedures	28

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	29
	Item 1A. Risk Factors	29
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
	Item 3. Defaults upon Senior Securities	29
	Item 4. Submission of Matters to a Vote of Security Holders	29
	Item 5. Other Information	29
	Item 6. Exhibits	30
	Signatures	31

PART I                        FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2009 and December 31, 2008
(In thousands, except share and per share data)
ASSETS:	Mar 2009	Dec 2008
Cash and due from banks	$5,773	$6,174
Interest bearing deposits in other banks	1,264	1,782
Federal funds sold	4,894	10,577
Cash and cash equivalents	11,931	18,533
Securities available for sale	102,022	110,247
Loans	319,084	316,608
Allowance for loan losses	(3,129)	(3,002)
Loans, net	315,955	313,606
Premises and equipment, net	7,447	7,542
Accrued interest receivable	2,634	2,526
Intangible assets	754	818
Other real estate owned	5,214	5,171
Bank owned life insurance	7,999	7,911
Other assets	6,406	6,022
Total assets	$460,362	$472,376
LIABILITIES:
Deposits:
Non-interest bearing	$63,460	$55,324
Interest bearing	296,559	315,944
Total deposits	360,019	371,268
Accrued interest payable	1,038	1,649
Short-term borrowings	18,832	18,432
Long-term borrowings	39,407	39,691
Other liabilities	1,389	1,616
Total liabilities	420,685	432,656
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,131,281 and 3,131,181 shares at March 31, 2009 and December 31, 2008, respectively	6,683	6,683
Surplus	3,100	3,100
Retained earnings	40,301	39,375
Accumulated other comprehensive loss	(5,726)	(4,755)
Treasury stock at cost 209,970 and 210,070 shares at March 31, 2009 and December 31, 2008, respectively	(4,681)	(4,683)
Total stockholders' equity	39,677	39,720
Total liabilities and stockholders’ equity	$460,362	$472,376

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)	Three Months Ended
	March 31, 2009	March 31, 2008
INTEREST INCOME:
Loans receivable, including fees	$4,844	$5,022
Securities:
Taxable	824	966
Tax exempt	501	417
Other	15	6
Total interest income	6,184	6,411
INTEREST EXPENSE:
Deposits	1,662	1,860
Short-term borrowings	67	132
Long-term borrowings	402	442
Total interest expense	2,131	2,434
Net interest income	4,053	3,977
PROVISION FOR LOAN LOSSES	165	120
Net interest income after provision for loan losses	3,888	3,857
OTHER INCOME:
Customer service fees	450	469
Investment division commission income	106	84
Earnings on investment in life insurance	88	79
Other income	164	122
Net realized gains on sales of securities available for sale	179	26
Other than temporary security impairment	(76)	(182)
Total other income	911	598
OTHER EXPENSES:
Salaries and employee benefits	1,341	1,210
Occupancy	239	198
Equipment	144	125
FDIC insurance and assessments	91	37
Professional fees and outside services	138	170
Computer services and supplies	247	231
Taxes, other than payroll and income	96	90
Amortization expense-deposit acquisition premiums	65	65
Stationary and printing supplies	90	78
Other	470	457
Total other expenses	2,921	2,661
Income before income taxes	1,878	1,794
INCOME TAXES	357	379
Net income	$1,521	$1,415
Net income per share, basic	$0.49	$0.45
Net income per share, diluted	$0.49	$0.45

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720
Comprehensive income
Net income	0	0	1,521	0	0	1,521
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(971)	0	(971)
Total comprehensive income						550
Cash dividends, ($0.19 per share)	0	0	(595)	0	0	(595)
Treasury stock issued for stock option plan (100 shares)	0	0	0	0	2	2
Balance, March 31, 2009	$6,683	$3,100	$40,301	$(5,726)	$(4,681)	$39,677

Balance, December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008	0	0	(71)	0	0	(71)
Comprehensive income
Net income	0	0	1,415	0	0	1,415
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(1,112)	0	(1,112)
Total comprehensive income						303
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.19 per share)	0	0	(597)	0	0	(597)
Treasury stock purchase (20,000 shares)	0	0	0	0	(506)	(506)
Treasury stock issued for stock option plan (2,721 shares)	0	2	0	0	47	49
Balance, March 31, 2008	$6,683	$3,086	$39,571	$(2,502)	$(4,854)	$41,984

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income	$1,521	$1,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	218
Provision for loan losses	165	120
Amortization of securities' premiums and accretion of discounts, net	66	42
Amortization of deferred loan costs	71	62
Gains on sales of securities available for sale, net	(179)	(26)
Other than temporary security impairment	76	182
Stock option expense	0	1
Proceeds from the sale of mortgage loans	7,720	1,337
Net gain on sale of loans	(25)	(11)
Loans originated for sale	(5,497)	(947)
Net earnings on investment in life insurance	(88)	(79)
Increase in accrued interest receivable	(108)	(271)
(Increase) decrease in other assets	107	(26)
Increase (decrease) in accrued interest payable	(611)	425
Decrease in other liabilities	(297)	(664)
Net cash provided by operating activities	3,167	1,778
Cash flows from investing activities
Proceeds from sale of available for sale securities	13,864	33,587
Proceeds from maturities and principal payments on available for sale securities	3,679	2,708
Purchase of available for sale securities	(10,753)	(36,386)
Net increase in loans	(4,744)	(4,615)
Purchase of premises and equipment	(89)	(631)
Proceeds from sale of other real estate	0	42
Net cash provided by (used in) investing activities	1,957	(5,295)
Cash flows from financing activities
Cash dividends paid	(595)	(597)
Increase (decrease) in deposits	(11,249)	3,862
Proceeds from long-term borrowings	0	5,000
Repayment of long-term borrowings	(284)	(410)
Increase (decrease) in short-term borrowings	400	(3,481)
Purchase of treasury stock	0	(506)
Proceeds from sale of treasury stock	2	49
Net cash provided by (used in) financing activities	(11,726)	3,917
Net increase (decrease) in cash and cash equivalents	(6,602)	400
Cash and cash equivalents, beginning of period	18,533	8,606
Cash and cash equivalents, end of period	$11,931	$9,006
Supplemental disclosures of cash paid
Interest paid	$2,742	$2,009
Income taxes paid	$525	$480
Non-cash investing and financing activities
Transfers from loans to real estate through foreclosure	$43	$85

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income applicable to common stock	$1,521,000	$1,415,000
Weighted average common shares outstanding	3,123,214	3,123,714
Effect of dilutive securities, stock options	429	6,247
Weighted average common shares outstanding used to calculate diluted earnings per share	3,123,643	3,129,961
Basic earnings per share	$0.49	$0.45
Diluted earnings per share	$0.49	$0.45

Stock options for 22,267 and 12,250 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2009 and 2008, respectively, because they were antidilutive.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

The total securities portfolio is held as available for sale. Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes reported as the accumulated other comprehensive loss component of stockholders’ equity. As of March 31, 2009, the estimated fair value of the securities in the investment portfolio was $102.022 million, while the amortized cost basis of the portfolio, value was $110.698 million, reflecting an unrealized loss in the portfolio of $8.676 million after taking the impairment charges described later in this document. At December 31, 2008, the fair value and amortized cost basis of the securities in the investment portfolio were $110.247 million and $117.452 million, respectively, reflecting an unrealized loss of $7.205 million.

As of March 31, 2009, the Company’s investment portfolio had gross unrealized losses of $9.300 million. The following table provides information on investment securities with unrealized losses as of March 31, 2009:

	Number of	Fair	Amortized	Unrealized
	Securities	Value	Cost	Loss
(dollars in thousands)

Obligations of state and political subdivisions	81	$43,832	$47,263	$(3,431)
Corporate debt securities	12	15,152	20,408	(5,256)
Mortgage-backed securities	5	1,793	1,795	(2)
Preferred equity securities	2	25	78	(53)
Common equity securities	17	679	1,237	(558)
Totals	117	$61,481	$70,781	$(9,300)

As of March 31, 2009 the Company had 81 (68 less than 12 months, 13 greater than 12 months) obligations of state and political subdivisions, 12 (1 less than 12 months, 11 greater than 12 months) corporate debt securities, 5 (4 less than 12 months, 1 greater than 12 months) mortgage-backed securities, 2 (both less than 12 months) preferred equity securities and 17 (3 less than 12 months, 14 greater than 12 months) common equity securities in an unrealized loss position. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of the specific securities and management believes that these unrealized losses represent a temporary impairment of those securities. As long term rates increase, the underlying value of securities owned by the Company decreases, creating an unrealized loss. The Company has the intent and ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

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

NOTE 4.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the three months ended March 31, 2009 and 2008 are as follows:

(In thousands)	Three Months Ended
	March 31, 2009	March 31, 2008
Unrealized holding losses on available for sale securities	$(1,369)	$(1,841)
Less: Reclassification adjustment for gains realized in net income	(179)	(26)
Less: Reclassification adjustment for other than temporary impairment	76	182
Net unrealized losses	(1,472)	(1,685)
Tax effect	501	573
Other comprehensive loss	$(971)	$(1,112)

NOTE 5. STOCK BASED COMPENSATION

As of March 31, 2009, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the three month periods ending March 31, 2009 and 2008, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $9,331,000 of standby letters of credit as of March 31, 2009.  The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at March 31, 2009 was $9,331,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $8,293,000.

NOTE 7.  NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

NOTE 8.  FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal years beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of SFAS 157 in 2008 and began to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
March 31, 2009 Securities available for sale	$102,022	$730	$100,214	$1,078
December 31, 2008 Securities available for sale	$110,247	$1,010	$108,146	$1,091

The following table presents a roll forward of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

2009
(In Thousands)
Beginning balance, January 1	$1,091

Total unrealized losses included in other comprehensive loss	(13)
Ending balance, March 31	$1,078

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
March 31, 2009 Impaired loans	$5,234	$0	$0	$5,234
March 31, 2009 Other real estate owned	$5,214	$0	$0	5,214
December 31, 2008 Impaired loans	$2,168	$0	$0	$2,168
December 31, 2008 Other real estate owned	$5,171	$0	$0	$5,171

NOTE 9. EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA") was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary's authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary's plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary's authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

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

The Company had a filing deadline of November 14, 2008 to participate in the Capital Purchase Plan. The Company elected not to participate in the plan.

NOTE 10. FEDERAL DEPOSIT INSURANCE

The Company anticipates a significant increase in the cost of federal deposit insurance from previous year’s levels of five to seven basis points.  The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 16 basis points starting with the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by November 14, 2008 have been assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 with the first quarter assessments for 2009 and 75 basis points of the amount of debt issued. Lastly, the FDIC has proposed a special assessment for June 30, 2009 of 20 basis points for all insured institutions. The special assessment would be payable September 30, 2009. Management is currently evaluating the effect of the special assessment and it is felt that the impact to the earnings of the Company would be material.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10K for the year-ended December 31, 2008.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 24 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the quarter increased 7.49% to $1.521 million as compared to $1.415 million for the first quarter of 2008.  Diluted earnings per share increased 8.89% to $0.49 per share for the first quarter of 2009 from $.45 per share in the first quarter of 2008.  At March 31, 2009, the Company had total assets of $460.362 million, total loans of $315.955 million, and total deposits of $360.019 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2009, cash and deposits with other banks totaled $11.931 million as compared to $18.533 million on December 31, 2008.  The decrease over the first three months of 2009 has been directly attributable to the decrease in federal funds sold. As total deposit balances have decreased by $11.249 million in the first quarter of 2009, federal funds sold have decreased $5.683 million.

Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $102.022 million on March 31, 2009, decreasing by $8.225 million from the December 31, 2008 total of $110.247 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the securities portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value with unrealized gains or losses net of deferred income taxes, reported as a separate component of stockholders’ equity.  The carrying value of investments as of March 31, 2009 included an unrealized loss of $8.676 million reflected as accumulated other comprehensive loss of $5.726 million in stockholders’ equity, net of deferred income taxes of $2.950 million.  This compares to an unrealized loss of $7.205 million at December 31, 2008 reflected as accumulated other comprehensive loss of $4.755 million, net of deferred income taxes of $2.450 million. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.

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

At March 31, 2009, the Company had 81 obligations of state and political subdivisions, 5 mortgage-backed securities, 12 corporate debt securities, 2 preferred equity securities, and 17 common equity securities in an unrealized loss position.  Comparably, at December 31, 2008, the Company had 74 obligations of state and political subdivisions, 10 mortgage-backed securities, 13 corporate debt securities, 2 preferred equity securities, and 14 common equity securities in an unrealized loss position.

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

Loans:

Net loans increased $2.349 million, or 0.75%, to $315.955 million as of March 31, 2009 from $313.606 million as of December 31, 2008.  Of the loan growth experienced in the first quarter of 2009, the most significant increase was in commercial loans at $1.388 million, or 0.78%, to $179.730 million as of March 31, 2009 compared to $178.342 million at year-end December 31, 2008. Residential real estate mortgages increased $209 thousand, or 0.17%, to $121.022 million as of March 31, 2009 compared to $120.813 million as of December 31, 2008. Consumer loans increased the most in percentage terms at 5.21%, or $885 thousand, to $17.873 million as of March 31, 2009 compared to $16.988 million at year-end December 31, 2008.

Maintaining the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Other Assets:

Other assets increased $384 thousand, or 6.38%, to $6.406 million as of March 31, 2009 from $6.022 million as of December 31, 2008. The increase to other assets is due to the increase in deferred tax benefit derived from unrealized losses in the available-for-sale securities portfolio. This benefit increased $501 thousand, or 18.21% due to the increase in unrealized losses on available for sale securities  in the first quarter of 2009.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including demand deposits, NOW accounts, money market accounts, savings accounts, as well as time deposits which include certificates of deposit and IRA’s.  During the three month period ended March 31, 2009, total deposits decreased $11.249 million, or 3.03%, to $360.019 million compared to $371.268 million as of December 31, 2008. The most significant decrease was in time deposits which decreased by $47.974 million, or 29.20%, to $116.331 million when compared to year-end December 31, 2008 at $164.305 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $8.136 million, or 14.71%, to $63.460 million when compared to $55.324 million at December 31, 2008. Interest-bearing checking deposits were up $153 thousand, or 0.51%, to $30.429 million compared to $30.276 million as of December 31, 2008. Money market deposit accounts were down $2.275 million, or 6.64%, to $31.982 million compared to $34.257 million as of December 31, 2008. And finally, savings deposits were up $30.711 million, or 35.26%, to $117.817 million when compared to $87.106 million at December 31, 2008.

The trend in the first quarter of 2009 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek safe alternatives in which to invest their money. Short term and core deposit rates have remained flat while at the same time rates offered on certificates of deposit have decreased since this same time last year. As such, savings deposits offer consumers a competitive interest rate while at the same time offering the relative safety offered by a commercial bank and the expanded $250,000 FDIC insurance.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2009 were $18.832 million as compared to $18.432 million as of December 31, 2008, an increase of $400 thousand, or 2.17%. Long-term borrowings were $39.407 million as of March 31, 2009 compared to $39.691 million as of December 31, 2008, a decrease of $284 thousand, or 0.72%. The decrease in long-term borrowings includes the contractual principal payments to the FHLB.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Corporation’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of March 31, 2009 regulatory capital to total assets was 8.67% as compared to 8.45% on December 31, 2008.  The Company repurchases its stock in the open market or from individuals as warranted to leverage the capital account and to provide stock for its stock option and dividend reinvestment plans.  In the three months ended March 31, 2009 however, the Company did not purchase any additional shares for the treasury.                            .

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Bank's tier 1 capital to risk weighted asset ratio was 11.40% and the total capital ratio to risk weighted assets ratio was 12.29% at March 31, 2009.  The Bank is deemed to be well-capitalized under regulatory standards.

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

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, payments on existing loans or securities available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). As of March 31, 2009, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $169,092,000.  In 2008, significant increases in deposits limited the Company’s dependence on overnight borrowings at the FHLB and provided the majority of additional cash with operating activities also contributing to liquidity. The additional deposits were used primarily to grant loans to customers. In 2009, overall deposits have decreased as many of the certificates of deposits that contributed to the dramatic deposit growth in 2008 have not renewed. This decrease however has not resulted in an increased reliance on the FHLB for funding needs.

The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $130,000,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $1,500,000. While the FHLB has been an inexpensive source of funds in the past, current liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity. This will be investigated further and implemented in 2009.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on March 31, 2009 totaled $53.331 million, which consisted of $34.452 million in unfunded commitments of existing loans, $9.548 million to grant new loans and $9.331 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2009:

INTEREST RATE SENSITIVITYANALYSIS

(Dollars in thousands)	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$1,264	$0	$0	$0	$0
Loans	33,534	21,909	38,871	163,789	57,852
Securities	10,655	1,972	6,909	25,969	56,517
Federal funds sold	4,894	0	0	0	0
Total rate sensitive assets	50,347	23,881	45,780	189,758	114,369
Cumulative rate sensitive assets	$50,347	$74,228	$120,008	$309,766	$424,135

RATE SENSITIVE LIABILITIES
Interest bearing checking	$30,429	$0	$0	$0	$0
Money market deposits	31,981	0	0	0	0
Regular savings	117,817	0	0	0	0
CDs and IRAs	47,530	22,034	11,490	32,717	2,561
Short-term borrowings	18,832	0	0	0	0
Long-term borrowings	216	219	446	26,448	12,078
Total rate sensitive liabilities	246,805	22,253	11,936	59,165	14,639
Cumulative rate sensitive liabilities	$246,805	$269,058	$280,994	$340,159	$354,798

Period gap	$(196,458)	$1,628	$33,844	$130,593	$99,730
Cumulative gap	$(196,458)	$(194,830)	$(160,986)	$(30,393)	$69,337
Cumulative RSA to RSL	20.40%	27.59%	42.71%	91.07%	119.54%
Cumulative gap to total assets	(42.67%)	(42.32%)	(34.97%)	(6.60%)	15.06%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2009, total interest income decreased by $227 thousand, or 3.54%, to $6.184 million as compared to $6.411 million for the three months ended March 31, 2008. This decrease is attributable to decreases in loan yields in 2009. The yield on loans for the first quarter of 2009 was 6.33% compared to 7.10% for the first quarter of 2008 on a fully tax equivalent basis. Security yields were up in the first quarter of 2009 at 5.89% compared to 5.77% in the first quarter of 2008 on a fully tax equivalent basis. Average loans increased and average securities decreased to $317.817 million and $109.002 million respectively as of March 31, 2009 as compared to $291.927 million and $111.393 million, respectively, for the same three month period in 2008. This is an increase of $25.890 million, or 8.87%, in loans and a decrease of $2.391 million, or 2.15%, in securities when comparing the first quarter of 2009 to the same three month period in 2008. The resulting interest earned on loans was $4.844 million for the three month period ended March 31, 2009 compared to $5.022 million for the three months ended March 31, 2008, a decrease of $178 thousand, or 3.54%.  The resulting interest earned on securities was $1.325 million for the three month period ended March 31, 2009 compared to $1.383 million for the three months ended March 31, 2008, a decrease of $58 thousand, or 4.19%. The overall yield on earning assets decreased for the three months ended March 31, 2009 to 6.08% as compared to 6.73% for the three months ended March 31, 2008 on a fully tax equivalent basis. Loan yields reflect the decreases experienced in market rates. The treasury yield curve has operated at or near historic lows since the latter half of 2008 as the Federal Reserve and the treasury started flooding the money supply and forcing long treasury rates down in hopes of reducing mortgage rates to historic lows.

Total interest expense decreased by $303 thousand, or 12.45%, to $2.131 million for the three months ended March 31, 2009 from $2.434 million for the three months ended March 31, 2008.  This decrease was due to the decrease in the cost of funds which dropped to 2.35% for the three months ended March 31, 2009 as compared to 2.93% for the first quarter of 2008. Funding rates were also down in correlation with market rates which have resulted from the monetary easing which has occurred. Average interest bearing liabilities increased to $367.906 million for the three months ended March 31, 2009 as compared to $334.130 million for the three months ended March 31, 2008.  This increase was due to the increase in average time deposits.  Average time deposits increased to $150.749 million for the three month period ended March 31, 2009 as compared to $114.749 million for the same period in 2008, an increase of $36 million, or 31.37%.  The remaining categories of deposits remained fairly stable when comparing the first quarters of 2009 and 2008. Lastly, average borrowings decreased to $57.526 million for the three month period ended March 31, 2009 as compared to $61.918 million for the same period in 2008. This is a decrease of $4.392 million, or 7.09%. Increases in deposits, have left the Company less dependent on funding alternatives offered by the FHLB.

Net interest income increased by $76 thousand, or 1.91%, to $4.053 million for the three months ended March 31, 2009 from $3.977 million for the three months ended March 31, 2008.  Net interest spread decreased to 3.73% for the three months ended March 31, 2009 from 3.80% for the three months ended March 31, 2008 on a fully tax equivalent basis.  The net interest margin also decreased to 4.11% for the three month period ended March 31, 2009 from 4.31% for the three month period ended March 31, 2008 on a fully tax equivalent basis. The yield curve has moved downward at all points comparing the first quarter of 2009 to the first quarter of 2008. While the reasons for the lower rates have been discussed previously, their effect on the Company’s net interest margin has not. As rates decrease on the yield curve, the opportunity to build spread, or the difference between rates earned on assets and rates paid for funding decreases. Short term rates which correlate more closely to the funding of the balance sheet can only drop so far as those rates approach zero. Rates available on assets owned by the Company however have more room to fall and there tends to be a compression of the spread between yields earned on assets and the rates paid to fund those assets.

Below is the table which sets forth average balances and corresponding yields for the three month periods ended March 31, 2009 and March 31, 2008:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

	March 2009			March 2008
(Dollars in thousands)	Average Balance	Interest	(2) Yield/Rate	Average Balance	Interest	(2) Yield/Rate
ASSETS
Loans
Real estate	$121,442	$1,840	6.14%	$117,099	$1,922	6.60%
Installment	17,081	289	6.86%	17,231	359	8.38%
Commercial	157,043	2,474	6.39%	133,329	2,467	7.44%
Tax exempt (1)	21,779	231	6.52%	23,798	262	6.71%
Other loans	472	10	8.59%	470	12	10.27%
Total loans	317,817	4,844	6.33%	291,927	5,022	7.10%
Investment securities (AFS)
Taxable	59,344	824	5.64%	69,841	966	5.56%
Non-taxable (1)	49,658	501	6.20%	41,552	417	6.12%
Total securities	109,002	1,325	5.89%	111,393	1,383	5.77%
Time deposits with other banks	1,973	8	1.64%	674	6	3.58%
Fed funds sold	8,926	7	0.32%	0	0	0.00%
Total earning assets	437,718	6,184	6.08%	403,994	6,411	6.73%
Less: allowance for loan losses	(3,029)			(2,445)
Cash and due from banks	5,726			6,008
Premises and equipment, net	7,177			5,694
Other assets	21,741			17,745
Total assets	$469,333			$430,996
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest bearing demand	$30,301	63	0.84%	$25,645	65	1.02%
Regular savings	96,716	265	1.11%	97,553	415	1.71%
Money market savings	32,614	83	1.03%	34,265	198	2.32%
Time	150,749	1,251	3.37%	114,749	1,182	4.14%
Total interest bearing deposits	310,380	1,662	2.17%	272,212	1,860	2.75%
Other borrowings	57,526	469	3.31%	61,918	574	3.73%
Total interest bearing	367,906	2,131	2.35%	334,130	2,434	2.93%
Liabilities
Net interest income		$4,053	3.73%		$3,977	3.80%
Non-interest bearing
Demand deposits	58,734			51,688
Accrued expenses and
Other liabilities	3,804			3,170
Stockholders’ equity	38,889			42,008
Total liabilities and
Stockholders’ equity	$469,333			$430,996
Interest income/earning assets			6.08%			6.73%
Interest expense/earning assets			1.97%			2.42%
Net interest margin			4.11%			4.31%
(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2)	Yields and costs are based on a 365/90 (2009) and 366/91 (2008) annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the three month periods ended March 31, 2009 and March 31, 2008:

NET INTEREST INCOME

(Dollars In thousands)
	March 31, 2009	March 31, 2008
Total Interest Income	$6,184	$6,411
Tax Exempt Loans	119	135
Non-Taxable Securities	258	215
Total Tax Equivalent Interest Incom	6,561	6,761
Total Interest Expense	2,131	2,434
Net Interest Income (Fully Tax Equivalent Basis)	$4,430	$4,327

Provision for Loan Losses:

The provision for loan losses for the three months ended March 31, 2009 was $165 thousand, an increase of $45 thousand, or 37.50% when compared $120 thousand for the three month period ended March 31, 2008. One of the Bank’s main goals is to maintain the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.

In the three month period ended March 31, 2009, charge-offs totaled $89 thousand while net charge-offs totaled $38 thousand as compared to $119 thousand and $102 thousand, respectively, for the same three month period in 2008. A commercial credit was charged off in the first quarter of 2008 thus contributing to the variance between quarters.

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

Non-performing Loans

(Dollars In Thousands)	March 31,	December 31,
	2009	2008
Non-accrual and restructured	$5,006	$4,871
Loans past due 90 or more days, accruing interest	227	245
Total nonperforming loans	5,233	5,116
Foreclosed assets	5,214	5,171
Total nonperforming assets	$10,477	$10,287
Nonperforming loans to total loans at period-end	1.64%	1.62%
Nonperforming assets to period-end loans and other real estate owned	3.23%	3.20%

Other Income:

Service charges and fees decreased 4.05%, or $19 thousand, to $450 thousand in the three months ended March 31, 2009, from $469 thousand in the three months ended March 31, 2008. This change is not considered to be material or indicative of any trend. Net overdraft fees were $266 thousand for the three months ended March 31, 2009 compared to $292 thousand for the same period in 2008. This is a decrease of $26,000, or 8.90% and it more than accounts for the variance in customer service fees between years.

Investment division income was $106 thousand for the three month period ended March 31, 2009, an increase of $22 thousand, or 26.19%, from $84 thousand for the same period in 2008. The increase is considered to be expected under normal operating conditions as the investment division grows.

Earnings on investment in life insurance (BOLI) has increased to $88 thousand for the three month period ended March 31, 2009, compared to $79 thousand for the three month-period ended March 31, 2008, an increase of $9 thousand, or 11.39%. Rate variances in the amount of $7 thousand were recorded in January 2009 for the period ended December 31, 2008. This remaining variance is considered immaterial.

Other income was $164 thousand for the three months ended March 31, 2009, an increase of $42 thousand, or 34.43%, from $122 thousand for the comparable period in 2008. Increases were evident across all classifications of other income. The most significant increases were in fees and premiums recognized on mortgage sales for the quarter. With long rates being at historical lows, this activity has picked up in the current year. Income recognized through mortgage sales is up $23,000 when comparing the first quarter of 2009 to the same period in 2008, or 92.00% at $48 thousand, compared to $25 thousand.

Gains on security sales were $179 thousand for the three months ended March 31, 2009 compared to gains of $26 thousand for the comparable period in 2008, an increase of $153 thousand, or 588.46%. This variance is the result of market opportunities to sell higher yielding securities at a gain. As market rates have dropped, gains in the securities portfolio have become more common and the Company has taken advantage of these opportunities to liquidate assets that did not necessarily fit the desired security portfolio mix.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the first quarter of 2009 to record other-than-temporary impairment charges for one equity position held by the Company. The amount of impairment charged against income for the quarter ended March 31, 2009 was $76 thousand as compared to similar charges for the quarter ended March 31, 2008 at $182 thousand.

Other Operating Expenses:

Total other expenses increased 9.77%, or $260 thousand, to $2.921 million during the three months ended March 31, 2009 compared to $2.661 million for the comparable period in 2008.

Salaries and benefits increased $131 thousand, or 10.83%, to $1.341 million for the three months ended March 31, 2009 compared to $1.210 million for the same period in 2008 due to normal pay increases and increased staffing needs in 2009. The full-time equivalent number of employees was 124 as of March 31, 2009 compared to 113 as of March 31, 2008. It should be noted that the increase in salaries and benefits was expected in the first quarter of 2009 and the actual expense was well within the budgeted expense of $1.406 million.

Occupancy expense increased to $239 thousand for the three months ended March 31, 2009 when compared to $198 thousand for the same period in 2008. This is an increase of $41 thousand, or 20.71%. Higher costs associated with winter maintenance of buildings (snow removal, salting, etc.), as well as the fact that one additional property in Glenburn Township is now being maintained accounts for the variance in this expense category for 2009. As spring and summer approach, these expenses are curtailed and the variances experienced in the first quarter tend to even out through the remainder of the year.

Equipment expense increased $19 thousand, or 15.20%, to $144 thousand for the three months ended March 31, 2009 compared to $125 thousand for the same period in 2008. Increased depreciation expense in relation to new office equipment and computer equipment accounts for $14 thousand of the difference between periods. This variance is considered to be immaterial and within budget expectations.

FDIC insurance and assessments were up to $91 thousand for the three months ended March 31, 2009 when compared to $37 thousand for the same period in 2008. The increase in FDIC assessments for 2009 was previously discussed as the reason for this increase.

Professional fees and outside services decreased $32 thousand, or 18.82%, in the three months ended March 31, 2009 to $138 thousand, compared to $170 thousand for the same three month period ended March 31, 2008. Costs associated with professional consulting in relation to the valuation of the Company’s investment in Old Forge Bank in the first quarter of 2008 in the amount of $20 thousand were not replicated in the first quarter of 2009. This decrease was in line with the Company’s expectations for the first quarter of 2009.

Computer services and supplies increased $16 thousand, or 6.93% for the three months ended March 31, 2009 to $247 thousand compared to $231 thousand for the comparable period in 2008. This increase is considered immaterial and is line with budget expectations for the first quarter of 2009.

Taxes, other than payroll and income, increased $6 thousand, or 6.67%, to $96 thousand for the three months ended March 31, 2009 compared to $90 thousand for the same period in 2008. This variance is considered to be immaterial.

Amortization expense-deposit acquisition premiums was the same at $65 thousand for the three months ended March 31, 2009 compared to the same period in 2008.

Stationary and printing supplies increased $12 thousand, or 15.38%, to $90 thousand for the three months ended March 31, 2009 compared to $78 thousand for the same period in 2008. This variance was within budget expectations.

Other operating expenses increased $13 thousand, or 2.84%, to $470 thousand in the first quarter of 2009 compared to $457 thousand for the same period in 2008.  This increase is considered to be immaterial.

Income Tax Provision:

The Corporation recorded an income tax provision of $357 thousand, or 19.01% of income before taxes, and $379 thousand, or 21.13% of income before taxes, for the quarters ended March 31, 2009 and 2008, respectively. The effective tax rate has remained consistent between the two periods.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now decreased the overnight borrowing rate to a range of 0% to 0.25% since they began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. The hope was, and still is, that the government can avoid a complete freeze in the credit markets. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin. As of March 31, 2009, the Bank is currently showing more sensitivity to an upward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 12.88%, or $2.357 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 1.78% or $326 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank falls outside of the guidelines established by the Bank’s asset/liability policy for the negative rate scenario testing. The variances are within policy guidelines however when tested over two full years. The percentage variances show a decrease of 10.00% when tested up 200 basis points and the variance becomes negative at 3.40% when tested down 200 basis points. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2008, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

PEOPLES FINANCIAL SERVICES CORP.
ISSUER PURCHASES OF COMMON STOCK

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2009 - January 31, 2009	0	$0	0	65,751

February 1, 2009 - February 29, 2009	0	$0	0	65,751

March 1, 2009 - March 31, 2009	0	$0	0	65,751

TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of 5%, or 158,931 shares of the Corporation’s common stock outstanding.  The repurchase program does not stipulate an expiration date.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.1)	Articles of Incorporation of Peoples Financial Services Corp. (1);
(3.2)	Bylaws of Peoples Financial Services Corp. as amended (2);
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.(1);
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger (3);
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company (3);
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger (4);
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company (4);
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp. (6);
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp. (6);
(10.13)	Employment Agreement dated February, 2007, between Richard S. Lochen, Jr. and Peoples Financial Services Corp. (5);
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics, as amended (8);
(21)	Subsidiaries of Peoples Financial Services Corp. (7);
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
(1) Incorporated by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
(2) Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
(3) Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
(4) Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
(5) Incorporated by reference to the Corporation’s Exhibit 10.13 on Form 8-K filed with the U.S. Securities and Exchange Commission on February 16, 2007.
(6) Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
(7) Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007.
(8) Incorporated by reference to the Corporation’s Exhibit 14 as filed on Form 10-Q with the U.S. Securities and Exchange Commission on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

Date:  May 11, 2009

/s/ Richard S. Lochen, Jr.	/s/ Frederick J. Malloy
Richard S. Lochen, Jr.	Frederick J. Malloy
President/CEO	VP/Controller/Principal Accounting Officer