Form 10-Q
period 2009-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2009-08-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

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

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __	Smaller reporting company __
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of July 31, 2009

COMMON STOCK ($2 Par Value)			3,134,656
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2009

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of June 30, 2009
	and December 31, 2008

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Six Months
	Ended June 30, 2009 and 2008

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Six Months
	Ended June 30, 2009 and 2008

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Six Months
	Ended June 30, 2009 and 2008

	Notes to Consolidated Financial Statements	7 - 20

Item 2.	Management’s Discussion and Analysis of	21 - 37
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37 - 38

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
	Signatures	41

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2009 and December 31, 2008
(In thousands, except share and per share data)
ASSETS:	June 2009	Dec 2008
Cash and due from banks	$6,888	$6,174
Interest bearing deposits in other banks	769	1,782
Federal funds sold	5,597	10,577
Cash and cash equivalents	13,254	18,533
Securities available for sale	103,349	110,247
Loans	318,569	316,608
Allowance for loan losses	(2,928)	(3,002)
Loans, net	315,641	313,606
Bank premises and equipment, net	7,337	7,542
Accrued interest receivable	2,733	2,526
Intangible assets	689	818
Other real estate owned	5,440	5,171
Bank owned life insurance	8,081	7,911
Other assets	6,082	6,022
Total assets	$462,606	$472,376

LIABILITIES:
Deposits:
Non-interest bearing	$65,160	$55,324
Interest bearing	295,216	315,944
Total deposits	360,376	371,268
Accrued interest payable	438	1,649
Short-term borrowings	20,022	18,432
Long-term borrowings	39,191	39,691
Other liabilities	1,287	1,616
Total liabilities	421,314	432,656

STOCKHOLDERS' EQUITY:
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,134,656 shares and 3,131,181 shares June 30, 2009 and December 31, 2008, respectively	6,683	6,683
Surplus	3,099	3,100
Retained earnings	40,959	39,375
Accumulated other comprehensive loss	(4,826)	(4,755)
Treasury stock at cost 206,595 and 210,070 shares at June 30, 2009 and December 31, 2008, respectively	(4,623)	(4,683)
Total stockholders' equity	41,292	39,720
Total liabilities and stockholders’ equity	$462,606	$472,376

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except share and per share data)
	Three Months Ended		Six Months Ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008
INTEREST INCOME:
Loans receivable, including fees	$4,880	$4,927	$9,724	$9,949
Securities:
Taxable	693	974	1,517	1,940
Tax exempt	530	401	1,031	818
Other	5	6	20	12
Total interest income	6,108	6,308	12,292	12,719
INTEREST EXPENSE:
Deposits	1,204	1,631	2,866	3,491
Short-term borrowings	85	69	152	201
Long-term borrowings	404	448	806	890
Total interest expense	1,693	2,148	3,824	4,582
Net interest income	4,415	4,160	8,468	8,137
PROVISION FOR LOAN LOSSES	1,040	135	1,205	255
Net interest income after provision for loan losses	3,375	4,025	7,263	7,882
OTHER INCOME:
Customer service fees	479	509	929	978
Investment division commission income	119	76	225	160
Earnings on investment in life insurance	82	76	170	155
Other income	330	141	494	263
Net realized gains (losses) on sales of securities available for sale	339	(10)	518	16
Other than temporary security impairment	(60)	(83)	(136)	(265)
Total other income	1,289	709	2,200	1,307
OTHER EXPENSES:
Salaries and employee benefits	1,365	1,130	2,706	2,340
Occupancy	200	174	439	372
Equipment	131	114	275	239
FDIC insurance and assessments	453	38	544	75
Professional fees and outside services	138	115	276	285
Computer services and supplies	279	230	526	461
Taxes, other than payroll and income	114	87	210	177
Amortization expense-deposit acquisition premiums	64	64	129	129
Stationary and printing supplies	93	92	183	170
Other	381	470	851	927
Total other expenses	3,218	2,514	6,139	5,175
Income before income taxes	1,446	2,220	3,324	4,014
INCOME TAXES	193	516	550	895
Net income	$1,253	$1,704	$2,774	$3,119
Net income per share, basic	$0.40	$0.54	$0.89	$1.00
Net income per share, diluted	$0.40	$0.54	$0.89	$1.00

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

(In thousands except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720
Comprehensive income
Net income	0	0	2,774	0	0	2,774
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(71)	0	(71)
Total comprehensive income						2,703
Cash dividends, ($0.38 per share)	0	0	(1,190)	0	0	(1,190)
Treasury stock issued for stock option plan (3,475 shares)	0	(1)	0	0	60	59
Balance, June 30, 2009	$6,683	$3,099	$40,959	$(4,826)	$(4,623)	$41,292

Balance, December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008	0	0	(71)	0	0	(71)
Comprehensive income
Net income	0	0	3,119	0	0	3,119
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(2,542)	0	(2,542)
Total comprehensive income						577
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.38 per share)	0	0	(1,226)	0	0	(1,226)
Treasury stock purchase (20,000 shares)	0	0	0	0	(506)	(506)
Treasury stock issued for stock option plan (9,688 shares)	0	9	0	0	167	176
Balance, June 30, 2008	$6,683	$3,093	$40,646	$(3,932)	$(4,734)	$41,756

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows from Operating Activities
Net income	$2,774	$3,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479	430
Provision for loan losses	1,205	255
Gain on sale of other real estate owned	0	(15)
Amortization of securities' premiums and accretion of discounts, net	129	82
Amortization of deferred loan costs	165	176
Gains on sales of securities available for sale, net	(518)	(16)
Other than temporary security impairment	136	265
Stock option expense	0	1
Proceeds from the sale of loans originated for sale	16,140	3,420
Net gain on sale of loans originated for sale	(165)	(35)
Loans originated for sale	(12,840)	(3,258)
Net earnings on investment in life insurance	(170)	(155)
Increase in accrued interest receivable	(207)	(519)
Increase in other assets	(24)	(89)
Increase (decrease) in accrued interest payable	(1,211)	276
Decrease in other liabilities	(329)	(585)
Net cash provided by operating activities	5,564	3,352
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	27,804	46,018
Proceeds from maturities of and principal payments received on available for sale securities	7,054	4,273
Purchase of available for sale securities	(27,814)	(52,875)
Net increase in loans	(6,767)	(7,439)
Purchase of premises and equipment	(145)	(788)
Investment in other real estate owned	(42)	0
Proceeds from sale of other real estate owned	0	180
Net cash provided by (used in) investing activities	90	(10,631)
Cash Flows from Financing Activities
Cash dividends paid	(1,190)	(1,226)
Increase (decrease) in deposits	(10,892)	11,446
Proceeds from long-term borrowings	0	5,000
Repayment of long-term borrowings	(500)	(718)
Increase (decrease) in short-term borrowings	1,590	(5,224)
Purchase of treasury stock	0	(506)
Proceeds from sale of treasury stock	59	176
Net cash provided by (used in) financing activities	(10,933)	8,948
Net increase (decrease) in cash and cash equivalents	(5,279)	1,669
Cash and cash equivalents, beginning of year	18,533	8,606
Cash and cash equivalents, end of period	$13,254	$10,275
Supplemental disclosures of cash paid
Interest paid	$5,035	$4,306
Income taxes paid	$815	$1,030
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$227	$99
Consideration received for exchange of securities available for sale (see page 34)	$526	$0

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events.  SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 10, 2009, the date these consolidated financial statements were issued.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income applicable to common stock	$1,253,000	$1,704,000	$2,774,000	$3,119,000

Weighted average common shares outstanding	3,133,480	3,126,855	3,132,353	3,125,284
Effect of dilutive securities, stock options	120	5,139	274	6,058
Weighted average common shares outstanding used to calculate diluted earnings per share	3,133,600	3,131,994	3,132,627	3,131,342
Basic earnings per share	$0.40	$0.54	$0.89	$1.00
Diluted earnings per share	$0.40	$0.54	$0.89	$1.00

Stock options for 23,429 and 11,959 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2009 and for the three and six months ended June 30, 2008, respectively because they are antidilutive.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

At June 30, 2009 and December 31, 2008, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2009:
U.S. Government agencies and corporations	$15,239	$45	$(351)	$14,933
Obligations of state and political subdivisions	52,718	170	(2,769)	50,119
Taxable obligations of state and political subdivisions	5,759	24	(214)	5,569
Corporate debt securities	20,827	18	(3,839)	17,006
Mortgage-backed securities	11,422	239	(45)	11,616
Preferred equity securities	78	0	(36)	42
Common equity securities	4,618	13	(567)	4,064
Total	$110,661	$509	$(7,821)	$103,349

December 31, 2008:
U.S. Government agencies and corporations	$7,891	$67	$0	$7,958
Obligations of state and political subdivisions	47,914	120	(3,319)	44,715
Taxable obligations of state and political subdivisions	3,166	0	(106)	3,060
Corporate debt securities	20,828	40	(3,898)	16,970
Mortgage-backed securities	32,487	325	(47)	32,765
Preferred equity securities	78	0	(58)	20
Common equity securities	5,086	0	(327)	4,759
Total	$117,450	$552	$(7,755)	$110,247

The amortized cost and fair value of securities as of June 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,321	$1,324
Due after one year through five years	6,689	5,844
Due after five years through ten years	29,970	27,115
Due after ten years	56,563	53,344
	94,543	87,627

Mortgage-backed securities	11,422	11,616
Equity securities	4,696	4,106
	$110,661	$103,349

Proceeds from sale of available-for-sale securities during the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008 were $27,804,000, $46,018,000, and $57,997,000, respectively.  Gross gains realized on these sales were $280,000, $298,000, and $412,000, respectively.  Gross losses on these sales were $9,000, $268,000, and $284,000, respectively.

Securities with a carrying value of $42,493,000 and $44,313,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008 (in thousands):

June 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$11,953	$(351)	$0	$0	$11,953	$(351)
Obligations of state and political subdivisions	15,754	(338)	25,393	(2,431)	41,147	(2,769)
Taxable obligations of state and political subdivisions	3,085	(82)	866	(132)	3,951	(214)
Corporate debt securities	734	(23)	14,512	(3,816)	15,246	(3,838)
Mortgage-backed securities	4,275	(44)	158	(1)	4,433	(45)
Preferred equity securities	42	(36)	0	0	42	(36)
Common equity securities	37	(113)	588	(454)	625	(567)
Total Temporarily Impaired Securities	$35,880	$(987)	$41,517	$(6,834)	$77,397	$(7,821)

December 31, 2008:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$34,301	$(2,376)	$2,570	$(943)	$36,871	$(3,319)
Taxable obligations of state and political subdivisions	3,060	(106)	0	0	3,060	(106)
Corporate debt securities	8,752	(2,878)	7,420	(1,020)	16,172	(3,898)
Mortgage-backed securities	11,242	(41)	1,305	(6)	12,547	(47)
Preferred equity securities	20	(58)	0	0	20	(58)
Common equity securities	166	(37)	687	(290)	853	(327)
Total Temporarily Impaired Securities	$57,541	$(5,496)	$11,982	$(2,259)	$69,523	$(7,755)

As of June 30, 2009 the Company had 8 (all less than 12 months) U.S. Government Agency securities, 80 (46 less than 12 months, 34 greater than 12 months) obligations of state and political subdivisions, 11 (1 less than 12 months, 10 greater than 12 months) corporate debt securities, 6 (3 less than 12 months, 3 greater than 12 months) mortgage-backed securities, 2 (both less than 12 months) preferred equity securities and 17 (1 less than 12 months, 16 greater than 12 months) common equity securities in an unrealized loss position. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of the specific securities and management believes that these unrealized losses represent a temporary impairment of those securities. As long-term rates increase, the underlying value of securities owned by the Company decreases, creating an unrealized loss.

The Company recorded other than temporary impairments of $136,000 for the six months ended June 30, 2009. These impairments were the result of writing down two separate common equity securities. These write-downs were measured based on public market prices. In reaching the determination to record these impairments, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge was appropriate for these securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of June 30, 2009 the Company has the intent and ability to hold such securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairment of the securities.

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2009 and December 31, 2008, our FHLB stock totaled $2.771 million and $2.559 million, respectively.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	its operating performance;

•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and

•	its liquidity and funding position.

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six and three months ended June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

NOTE 4.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the six months and three months ended June 30, 2009 and 2008 are as follows:

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Unrealized holding gains (losses) on available for sale securities	$1,644	$(2,259)	$275	$(4,100)
Less: Reclassification adjustment for (gains) losses realized in net income	(339)	10	(518)	(16)
Less: Reclassification adjustment for other than temporary impairment	60	83	136	265
Net unrealized gains (losses)	1,365	(2,166)	(107)	(3,851)
Tax effect	465	736	(36)	(1,309)
Other comprehensive income (loss)	$900	$(1,430)	$(71)	$(2,542)

NOTE 5.  STOCK-BASED COMPENSATION

As of June 30, 2009, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the six month periods ending June 30, 2009 and 2008, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $11.443 million of standby letters of credit as of June 30, 2009.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at June 30, 2009 was $11.443 million and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $10.368 million.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note 8.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. This FSP had no impact on the Company’s consolidated financial statements upon adoption, although additional disclosures were required and are included in Note 8.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
June 30, 2009 Securities available for sale	$103,349	$1,194	$102,155	$0
December 31, 2008 Securities available for sale	$110,247	$1,010	$108,146	$1,091

The following table presents a roll forward of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

(In Thousands)
Beginning balance, January 1	$1,091
Exchange of common stock available for sale security	(1,091)
Ending balance, June 30	$0

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
June 30, 2009 Impaired loans	$2,137	$0	$0	$2,137
June 30, 2009 Other real estate owned	$5,440	$0	$0	$5,440
December 31, 2008 Impaired loans	$2,168	$0	$0	$2,168
December 31, 2008 Other real estate owned	$5,171	$0	$0	$5,171

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $2,369,000, net of a valuation allowance of $232,000 recorded during the six months ended June 30, 2009.  There was a net decrease in the provision for loan losses of $392,000.

Other Real Estate Owned
Other real estate owned is recorded at fair value, net of estimated selling costs, at the date of foreclosure.  Subsequent declines in the recorded value of the property prior to its disposal is included in other expense.

Servicing Rights (Carried at Lower of Cost or Fair Value)
The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation incorporation assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry date for reasonableness.  Mortgage servicing rights of $242,802 are included in other assets as of June 30, 2009.

Restricted Investment in Bank Stock (Carried at Cost)
The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2009 (in thousands):

	June 30, 2009
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,254	$13,254
Securities available-for-sale	103,349	103,349
Loans receivable, net of allowance	315,641	344,305
Accrued interest receivable	2,733	2,733

Financial liabilities:
Deposits	360,376	361,269
Short-term borrowings	20,022	20,022
Long-term borrowings	39,191	39,675
Accrued interest payable	438	438

Off-balance sheet items:
Commitments to giant loans	-	-
Unfunded commitments under lines of credit	-	-
Standby letters of credit	-	-

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

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock.

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

NOTE 10. FEDERAL DEPOSIT INSURANCE

The Company has experienced significant increases in the cost of federal deposit insurance from previous year’s levels of five to seven basis points.  The FDIC has recently increased the assessment rate for the most highly rated institutions to between 12 and 16 basis points starting with the first quarter of 2009 and to between 10 and 14 basis points thereafter. The result is an assessment rate being paid by the Bank of just under 14 basis points. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by November 14, 2008 have been assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 with the first quarter assessments for 2009 and 75 basis points of the amount of debt issued. Lastly, the FDIC has issued a final rule regarding the special assessment for June 30, 2009. The special assessment will be 5 basis points applied to the Bank’s assets, net of Tier 1 capital. The assessment is for all insured institutions. The special assessment is payable September 30, 2009. The Company has accrued $210,000 related to this special assessment for the quarter ending June 30, 2009.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 32 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six months ended June 30, 2009 decreased 11.06% to $2.774 million as compared to $3.119 million for the same period in 2008.  Diluted earnings per share decreased 11.00% to $0.89 per share for the first half of 2009 from $1.00 per share in the same six month period in 2008.  At June 30, 2009, the Company had total assets of $462.606 million, net loans of $315.641 million, and total deposits of $360.376 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2009, cash, federal funds sold, and deposits with other banks totaled $13.254 million as compared to $18.533 million on December 31, 2008. The decrease over the first six months of 2009 has been directly attributable to the decrease in federal funds sold. As total deposit balances have decreased by $10.892 million in the first half of 2009, federal funds sold have decreased $4.980 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $103.349 million on June 30, 2009, decreasing by $6.898 million, or 6.26% from the December 31, 2008 total of $110.247 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of June 30, 2009, included an unrealized loss of $7.312 million reflected as accumulated other comprehensive loss of $4.826 million in stockholders’ equity, net of deferred income taxes of $2.486 million.  This compares to an unrealized loss of $7.205 million at December 31, 2008 reflected as accumulated other comprehensive loss of $4.755 million, net of deferred income taxes of $2.450 million. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company does not intend to sell these securities nor is it likely they will be required to sell the security before recovery of its amortized cost basis. The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Loans:

Net loans increased $2.035 million, or 0.65%, to $315.641 million as of June 30, 2009 from $313.606 million as of December 31, 2008.  Of the loan growth experienced in the second quarter of 2009, the most significant increase was in commercial loans at $3.083 million, or 1.73%, to $181.425 million as of June 30, 2009 compared to $178.342 million at year-end December 31, 2008. Residential real estate mortgages decreased $2.250 million, or 1.86%, to $118.563 million as of June 30, 2009 compared to $120.813 million as of December 31, 2008. Consumer loans increased the most in percentage terms at 6.55%, or $1.112 million, to $18.100 million as of June 30, 2009 compared to $16.988 million at year-end December 31, 2008.

Maintaining the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the six month period ended June 30, 2009, total deposits decreased by $10.892 million, or 2.93%, to $360.376 million compared to $371.268 million as of December 31, 2008. Time deposits decreased by $72.885 million, or 44.36%, to $91.420 million when compared to year end December 31, 2008 at $164.305 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $9.836 million, or 17.78%, to $65.160 million when compared to $55.324 million at December 31, 2008. Interest-bearing checking deposits were also up $3.933 million, or 12.99%, to $34.209 million compared to $30.276 million as of December 31, 2008. Money market deposit accounts were down $2.477 million, or 7.23%, to $31.780 million compared to $34.257 million as of December 31, 2008. And finally, savings deposits were up $50.701 million, or 58.21%, to $137.807 million when compared to $87.106 million at December 31, 2008.

The trend in the first half of 2009 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek safe alternatives in which to invest their money. Short term and core deposit rates have remained flat while at the same time rates offered on certificates of deposit have decreased compared to the same time period in 2008. As such, savings deposits offer consumers a competitive interest rate while at the same time offering the relative safety offered by a commercial bank and the expanded $250,000 FDIC insurance.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2009 were $20.022 million as compared to $18.432 million as of December 31, 2008, an increase of $1.590 million, or 8.63%. Long-term borrowings were $39.191 million as of June 30, 2009 compared to $39.691 million as of December 31, 2008, a decrease of $500 thousand, or 1.26%. The decrease in long-term borrowings includes the contractual principal payments to the FHLB.

Accrued Interest Payable:

Accrued interest payable decreased $1.211 million, or 73.44%, from December 31, 2008 to June 30, 2009 due to the decrease in the balance of interest bearing deposits as well as the offered rates on deposits.  Also, the cost of borrowings decreased significantly over the same period.  See the interest rates and interest differential table on page 31.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of June 30, 2009, regulatory capital to total average assets was 8.97% as compared to 8.45% on December 31, 2008. The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the six months ended June 30, 2009 however, the Company did not purchase any additional shares for the treasury.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.49% and the total capital ratio to risk weighted asset ratio was 12.31% at June 30, 2009.  The Company is deemed to be well-capitalized under regulatory standards.

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

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, payments on existing loans or securities available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). As of June 30, 2009, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $153,100,000. In 2008, significant increases in deposits limited the Company’s dependence on overnight borrowings at the FHLB and provided the majority of additional cash with operating activities also contributing to liquidity. The additional deposits were used primarily to grant loans to customers. In 2009, overall deposits have decreased as many of the certificates of deposits that contributed to the dramatic deposit growth in 2008 have not renewed. This decrease however has not resulted in an increased reliance on the FHLB for funding needs.

The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $93,887,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $16,700,000. While the FHLB has been an inexpensive source of funds in the past, liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity. This will be investigated further and implemented in 2009.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on June 30, 2009 totaled $52.927 million, which consisted of $32.514 million in unfunded commitments of existing loans, $8.970 million to grant new loans and $11.443 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2009:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$769	$0	$0	$0	$0
Federal funds sold	5,597	0	0	0	0
Securities	4,628	3,534	5,736	20,327	69,124
Loans	39,838	19,716	44,560	161,458	50,069
Total rate sensitive assets	50,832	23,250	50,296	181,785	119,193
Cumulative rate sensitive assets	$50,832	$74,082	$124,378	$306,163	$425,356
RATE SENSITIVE LIABILITIES
Interest bearing checking	$34,209	$0	$0	$0	$0
Money market deposits	31,780	0	0	0	0
Regular savings	137,807	0	0	0	0
CDs and IRAs	29,816	16,455	11,637	32,029	1,483
Short-term borrowings	20,022	0	0	0	0
Long-term borrowings	219	222	3,181	23,782	11,787
Total rate sensitive liabilities	253,853	16,677	14,818	55,811	13,270
Cumulative rate sensitive liabilities	$253,853	$270,530	$285,348	$341,159	$354,429

Period gap	$(203,021)	$6,573	$35,478	$125,974	$105,923
Cumulative gap	$(203,021)	$(196,448)	$(160,670)	$(34,996)	$70,927
Cumulative RSA to RSL	20.15%	27.50%	43.70%	89.84%	120.10%
Cumulative gap to total assets	(43.82)%	(42.40)%	(34.73)%	(7.50)%	15.40%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2009, total interest income decreased by $200 thousand, or 3.17%, to $6.108 million as compared to $6.308 million for the three months ended June 30, 2008.  This decrease was primarily due to lower rates. The yield earned on loans for the three months ended June 30, 2009 was 6.29% compared to a 6.82% yield on loans for the quarter ended June 30, 2008. Conversely, average earning assets increased to $426.965 million for the three months ended June 30, 2009 as compared to $408.926 million for the three months ended June 30, 2008 while average loans increased to $319.052 million for the quarter ended June 30, 2009 as compared to $298.412 million for the same period in 2008.  This would indicate the reduction in interest was interest rate driven when comparing the two periods. The resulting interest earned on loans was $4.880 million for the three month period ended June 30, 2009 compared to $4.927 million for the same period in 2008, a decrease of $47 thousand, or 0.95%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended June 30, 2009 to 6.10% as compared to 6.53% for the three months ended June 30, 2008. This has been due to lower market yields available for investment.

For the six months ended June 30, 2009, total interest income decreased by $427 thousand, or 3.36%, to $12.292 million as compared to $12.719 million for the six months ended June 30, 2008.  This decrease was also primarily due to lower rates. The yield earned on loans for the six months ended June 30, 2009 was 6.31% compared to a 6.96% yield on loans for the six months ended June 30, 2008. As with the quarterly discussion, average earning assets increased for the six months ended June 30, 2009 to $432.313 million as compared to $407.354 million for the six months ended June 30, 2008. Average total loans increased to $318.438 million for the six months ended June 30, 2009 as compared to $295.169 million for the six months ended June 30, 2008.  The resulting interest earned on loans was $9.724 million for the six-month period ended June 30, 2009 compared to $9.949 million for the same period in 2008, a decrease of $225 thousand, or 2.26%. The overall yield on earning assets, on a tax equivalent basis, decreased for the six months ended June 30, 2009 to 6.09% as compared to 6.61% for the six months ended June 30, 2008.

Total interest expense decreased by $455 thousand, or 21.18%, to $1.693 million for the three months ended June 30, 2008 from $2.148 million for the three months ended June 30, 2008.  This decrease was attributable to the decrease in the cost of funds. The cost of funds decreased to 1.92% for the three months ended June 30, 2009 as compared to 2.56% for the second quarter of 2008.  Average interest bearing liabilities on the other hand increased to $353.129 million for the three months ended June 30, 2009 as compared to $337.383 million for the three months ended June 30, 2008.  This increase was due to the increase in average savings deposits.  Average savings deposits increased to $127.190 million for the three month period ended June 30, 2009 as compared to $96.542 million for the same period in 2008. This increase occurred at the same time that average time deposit balances were decreasing. Average time deposits decreased to $99.834 million for the three month period ended June 30, 2009 as compared to $119.247 million for the same period in 2008. This was due to the low rate environment and the resulting rates offered for time deposits.

Total interest expense decreased by $758 thousand, or 16.54%, to $3.824 million for the six months ended June 30, 2009 from $4.582 million for the six months ended June 30, 2008.  As with the quarterly interest expense, this decrease was primarily attributable to the decrease in the cost of funds, which decreased to 2.14% for the six month period ended June 30, 2009 as compared to 2.74% for the same period in 2008. Offsetting the decrease in the cost of funds was the increase to average interest bearing liabilities to $360.477 million for the six months ended June 30, 2009 as compared to $335.757 million for the six months ended June 30, 2008.  The year-to-date increase in average interest bearing liabilities was also due to the increase in average savings deposits.  Average savings deposits increased to $112.037 million for the six month period ended June 30, 2009 when compared to $97.048 million for the six month period ended June 30, 2008.

Net interest income increased by $255 thousand, or 6.13%, to $4.415 million for the three months ended June 30, 2009 from $4.160 million for the three months ended June 30, 2008.  The Bank’s net interest spread increased to 4.18% for the three months ended June 30, 2009 from 3.97% for the three months ended June 30, 2008 on a fully tax equivalent basis.  The net interest margin increased to 4.51% for the three month period ended June 30, 2009 from 4.42% for the three month period ended June 30, 2008 on a fully tax equivalent basis. The yield curve has become increasingly steep since the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. The effect this has had on short-term rates is that overnight federal funds rates are near 0%. The preceding discussion is an indication of the results of how lower funding costs have affected the company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the result has been an increase in net interest margin between the two periods compared.

Net interest income increased by $331 thousand, or 4.07%, to $8.468 million for the six months ended June 30, 2009 from $8.137 million for the six months ended June 30, 2008.  The Bank’s net interest spread increased to 3.95% for the six months ended June 30, 2009 from 3.87% for the six months ended June 30, 2008 on a fully tax equivalent basis.  The net interest margin actually has shown a slight decrease to 4.30% for the six month period ended June 30, 2009 from 4.35% for the six month period ended June 30, 2008 on a fully tax equivalent basis. The increase in net interest spread for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 is due to the steep yield curve discussed with the quarterly results.

Below are the tables which set forth average balances and corresponding yields for the three-month and six-month periods ended June 30, 2009, and June 30, 2008:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	June 2009			June 2008
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$119,998	$1,834	6.13%	$116,271	$1,841	6.37%
Installment	17,500	268	6.14%	17,087	323	7.60%
Commercial	159,096	2,533	6.39%	140,940	2,493	7.11%
Tax exempt (1)	21,966	235	6.50%	23,652	259	6.67%
Other loans	492	10	8.15%	462	11	9.58%
Total loans (1)	319,052	4,880	6.29%	298,412	4,927	6.82%
Investment securities (AFS)
Taxable	51,885	693	5.36%	69,525	974	5.63%
Non-taxable (1)	52,624	530	6.12%	39,807	401	6.13%
Total securities (1)	104,509	1,223	5.74%	109,332	1,375	5.82%
Time deposits with other banks	1,535	4	1.05%	819	4	1.96%
Fed funds sold	1,869	1	0.21%	363	2	2.22%
Total earning assets (1)	426,965	6,108	6.10%	408,926	6,308	6.53%
Less: allowance for loan losses	(2,841)			(2,517)
Cash and due from banks	5,991			6,946
Premises and equipment, net	6,342			6,016
Other assets	22,476			18,926
Total assets	$458,933			$438,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$32,913	69	0.84%	$29,322	72	0.99%
Regular savings	127,190	415	1.31%	96,542	298	1.24%
Money market savings	32,588	85	1.05%	34,997	148	1.70%
Time	99,834	635	2.55%	119,247	1,113	3.75%
Total interest bearing deposits	292,525	1,204	1.65%	280,108	1,631	2.34%
Borrowings	60,604	489	3.24%	57,275	517	3.63%
Total interest bearing	353,129	1,693	1.92%	337,383	2,148	2.56%
Liabilities
Net interest income (1)		$4,415	4.18%		$4,160	3.97%
Non-interest bearing
Demand deposits	64,658			56,327
Accrued expenses and
Other liabilities	2,614			3,023
Stockholders’ equity	38,532			41,564
Total liabilities and
Stockholders’ equity	$458,933			$438,297
Interest income/earning assets (1)			6.10%			6.53%
Interest expense/earning assets			1.59%			2.11%
Net interest margin (1)			4.51%			4.42%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/91 annualization method.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Six months ended
	June 2009			June 2008
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$120,716	$3,674	6.14%	$116,685	$3,763	6.49%
Installment	17,292	557	6.50%	17,159	682	7.99%
Commercial	158,075	5,007	6.39%	137,134	4,960	7.27%
Tax exempt (1)	21,873	466	6.51%	23,725	521	6.69%
Other loans	482	20	8.37%	466	23	9.93%
Total loans (1)	318,438	9,724	6.31%	295,169	9,949	6.96%
Investment securities (AFS)
Taxable	55,595	1,517	5.50%	70,514	1,940	5.53%
Non-taxable (1)	51,149	1,031	6.16%	40,680	818	6.12%
Total securities (1)	106,744	2,548	5.82%	111,194	2,758	5.75%
Time deposits with other banks	1,753	12	1.38%	809	10	2.49%
Fed funds sold	5,378	8	0.30%	182	2	2.21%
Total earning assets (1)	432,313	12,292	6.09%	407,354	12,719	6.61%
Less: allowance for loan losses	(2,935)			(2,481)
Cash and due from banks	5,859			6,477
Premises and equipment, net	6,757			5,855
Other assets	22,110			18,335
Total assets	$464,104			$435,540
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$31,614	132	0.84%	$27,483	137	1.00%
Regular savings	112,037	680	1.22%	97,048	713	1.48%
Money market savings	32,601	168	1.04%	34,631	346	2.01%
Time	125,151	1,886	3.04%	116,998	2,295	3.94%
Total interest bearing deposits	301,403	2,866	1.92%	276,160	3,491	2.54%
Borrowings	59,074	958	3.27%	59,597	1,091	3.68%
Total interest bearing	360,477	3,824	2.14%	335,757	4,582	2.74%
Liabilities
Net interest income (1)		$8,468	3.95%		$8,137	3.87%
Non-interest bearing
Demand deposits	61,712			54,007
Accrued expenses and
Other liabilities	3,206			3,097
Stockholders’ equity	38,709			42,679
Total liabilities and
Stockholders’ equity	$464,104			$435,540
Interest income/earning assets (1)			6.09%			6.61%
Interest expense/earning assets			1.78%			2.26%
Net interest margin (1)			4.31%			4.35%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/181 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the six month and three month periods ended June 30, 2009 and June 30, 2008.

NET INTEREST INCOME

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total Interest Income	$6,108	$6,308	$12,292	$12,719
Tax Exempt Loans	121	133	240	268
Non-Taxable Securities	273	206	531	421
	6,502	6,647	13,063	13,408
Total Interest Expense	1,693	2,148	3,824	4,582
Net Interest Income (Fully Tax Equivalent Basis)	$4,809	$4,499	$9,239	$8,826

Provision for Loan Losses:

The provision for loan losses for the three months ended June 30, 2009 was $1.040 million, an increase of $905 thousand, or 670.37% over the same period in 2008. The increase in the provision for the second quarter of 2009 was due to a large commercial credit which had deteriorated to the point where the ultimate satisfaction of the credit was doubtful. The Company felt it prudent to charge the reserve and maintain satisfactory reserve levels.

The provision for loan losses for the six months ended June 30, 2009 was $1.205 million, an increase of $950 thousand, or 372.55% over the same period in 2008. This too was the result of the charge to reserves for the doubtful commercial credit discussed within the quarterly results. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.  The Bank has not participated in any sub-prime lending activity.

In the three month period ended June 30, 2009, charge-offs totaled $1.294 million while net charge-offs totaled $1.241 million as compared to $11 thousand and $2 thousand, respectively, for the same three month period in 2008.

In the six month period ended June 30, 2009, charge-offs totaled $1.383 million while net charge-offs totaled $1.279 million as compared to $130 thousand and $104 thousand, respectively, for the same six month period in 2008.

The variance between periods is due to the eventual charge off which was experienced in relation to the commercial credit discussed with the provision for loan loss. The charge off of this credit and increase in provisioning levels has allowed the Company to maintain adequate reserves.

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

Non-performing loans:

(Dollars in Thousands)	June 30, 2009	December 31, 2008
Non-accrual and restructured	$2,196	$4,871
Loans past due 90 or more days, accruing interest	173	245
Total nonperforming loans	2,369	5,116
Foreclosed assets	5,440	5,171
Total nonperforming assets	$7,809	$10,287
Nonperforming loans to total loans at period-end	0.74%	1.62%
Nonperforming assets to period end loans and foreclosed assets	2.41%	3.20%

Other Income:

Service charges and fees decreased 5.89%, or $30 thousand, to $479 thousand in the three months ended June 30, 2009, from $509 thousand in the three months ended June 30, 2008. Net overdraft fees were $263 thousand for the three months ended June 30, 2009 compared to $311 thousand for the same period in 2008. This is a decrease of $48,000, or 15.43% and it more than accounts for the variance in customer service fees between periods.

Service charges and fees decreased 5.01%, or $49 thousand, to $929 thousand in the six months ended June 30, 2009, from $978 thousand in the six months ended June 30, 2008.  Net overdraft fees were $529 thousand for the six months ended June 30, 2009 compared to $603 thousand for the same period in 2008. This is a decrease of $74,000, or 12.27% and it more than accounts for the variance in customer service fees between periods.

Investment division income was $119 thousand for the three month period ended June 30, 2009, an increase of $43 thousand, or 56.58%, from $76 thousand for the same period in 2008.  The increase is expected under normal operating conditions as the investment division grows.

Investment division income was $225 thousand for the six month period ended June 30, 2009, an increase of $65 thousand, or 40.63%, from $160 thousand for the same period in 2008. See previous discussion included in the quarterly results.

Earnings on investment in life insurance (BOLI) was $82 thousand for the three month period ended June 30, 2009, compared to $76 thousand for the three month period ended June 30, 2008, an increase of $6 thousand, or 7.89%. This increase is not considered to be material.

Earnings on investment in life insurance (BOLI) were $170 thousand for the six month period ended June 30, 2009, an increase of $15 thousand, or 9.68%, when compared to $155 thousand for the six month period ended June 30, 2008. Rate variances in the amount of $7 thousand were recorded in January 2009 for the period ended December 31, 2008. This remaining variance is considered immaterial.

Other income was $330 thousand for the three months ended June 30, 2009, an increase of $189 thousand, or 134.04% from $141 thousand for the comparable period in 2008. The most significant increases were in fees and premiums recognized on mortgage sales for the quarter. With long rates being at historical lows, this activity has picked up in the current year. Income recognized through mortgage sales is up $138 thousand, or 336.59% at $179 thousand when comparing the second quarter of 2009 to the same period in 2008, which came in at $41 thousand.

Other income was $494 thousand for the six months ended June 30, 2009, an increase of $231 thousand, or 87.45%, from $263 thousand for the comparable period in 2008. As with the quarterly results, the most significant increases were in fees and premiums recognized on mortgage sales for the quarter which are up $161 thousand, or 240.30% at $227 thousand when comparing the first six months of 2009 to the same period in 2008, which came in at $66 thousand.

Gains on security sales were $339 thousand for the three months ended June 30, 2009 compared to losses of $10 thousand for the comparable period in 2008, an increase of $349 thousand. This variance is the result of market opportunities to sell higher yielding securities at a gain as well as an exchange of one of the Company's common stock available for sale securities for common stock available for sale security in another entity. The transaction was structured so that 60% of the resulting company shares were recognized in cash and 40% were exchanged for shares in the new company. The result of this transaction was the realization of a $248 thousand gain in the second quarter of 2009. As market rates have remained low, gains in the securities portfolio have become more common and the Company has taken advantage of these opportunities to continue the liquidation of securities that did not necessarily fit the desired security portfolio mix.

Gains on security sales were $518 thousand for the six months ended June 30, 2009 compared to gains of $16 thousand for the comparable period in 2008, an increase of $502 thousand.  The increase is due to opportunities provided by market conditions to sell some securities at gains as well as the merger transaction discussed with the quarterly results.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the first half of 2009 to record other than temporary impairment charges in relation to two equity positions held by the Company. The amount of impairment charged against income for the six months ended June 30, 2009 was $136 thousand as compared to similar charges for the period ended June 30, 2008 of $265 thousand. The amount of impairment charged against income for the quarter ended June 30, 2009 was $60 thousand as compared to similar charges for the quarter ended June 30, 2008 of $83 thousand. These securities will be monitored in future quarters for any further deterioration.

Other Operating Expenses:

Total other expenses increased 28.00%, or $704 thousand, to $3.218 million during the three months ended June 30, 2009 compared to $2.514 million for the comparable period in 2008.

Total other expenses increased 18.63%, or $964 thousand, to $6.139 million during the six months ended June 30, 2009 compared to $5.175 million for the comparable period in 2008.

Components of other expenses are as follows:

Salaries and benefits increased 20.80%, or $235 thousand, to $1.365 million for the three months ended June 30, 2009 compared to $1.130 million for the same period in 2008. A partial contributor to the increase is additional branch staff in the current period when compared to the comparable period in 2008. The Glenburn Township branch location was opened in the fourth quarter of 2008 and thus the employment costs associated with this office would not have been incurred in this same period for 2008. Salaries and benefits are within the second quarter 2009 budgeted amounts.

Salaries and benefits increased 15.64%, or $366 thousand, to $2.706 million for the six months ended June 30, 2009 compared to $2.340 million for the same period in 2008, also as a result of additional branch staff between the two periods as well as the addition of other support staff as the Company continues to grow. The full-time equivalent number of employees was 125 as of June 30, 2009 compared to 112 as of June 30, 2008.

Occupancy expenses increased $26 thousand, or 14.94%, for the three month period ended June 30, 2009, to $200 thousand, compared to $174 thousand for the same period in 2008.  This is considered to be in line, and actually below budgeted expectations.

Occupancy expense also increased $67 thousand, or 18.01%, for the six month period ended June 30, 2009, to $439 thousand, compared to $372 thousand for the six month period ended June 30, 2008. Higher costs associated with winter maintenance of buildings (snow removal, salting, etc.), as well as the fact that one additional property in Glenburn Township is now being maintained accounts for the variance in this expense category for 2009.

Equipment expense increased $17 thousand, or 14.91%, for the three month period ended June 30, 2009, to $131 thousand, compared to $114 thousand for the same period in 2008. Increased depreciation expense in relation to new office equipment and computer equipment accounts for $13 thousand of the difference between periods. This variance is considered to be immaterial and is within budget expectations.

Equipment expense increased $36 thousand, or 15.06%, for the six month period ended June 30, 2009, to $275 thousand, compared to $239 thousand for the six month period ended June 30, 2008.  Again, increased depreciation expense in relation to new office equipment and computer equipment accounts for $27 thousand of the difference between periods. The year to date variance is considered to be immaterial and is also within budget expectations.

FDIC insurance and assessments were up to $453 thousand for the three months ended June 30, 2009 when compared to $38 thousand for the same period in 2008. The increases in FDIC assessments for 2009 as well as the special assessment that has been levied on all insured financial institutions were previously discussed in Note 10 to the consolidated financial statements as included in this document.

Increases to FDIC insurance and assessments also had a significant effect on the year to date figure which increased to $544 thousand for the six months ended June 30, 2009 when compared to $75 thousand for the same period in 2008.

Professional fees and outside services increased $23 thousand, or 20.00%, in the three months ended June 30, 2009 to $138 thousand, compared to $115 thousand for the three month period ended June 30, 2008. Professional services related to mortgage processing in the second quarter of 2009 in the amount of $28 thousand account for the variance between periods. The Company did not incur similar costs in the second quarter of 2008.

Professional fees and outside services decreased $9 thousand, or 3.16%, in the six months ended June 30, 2009 to $276 thousand, compared to $285 thousand for the same six month period ended June 30, 2008. This decrease is considered immaterial and is in line with budget expectations as decreases were projected for 2009.

Computer services and supplies increased $49 thousand, or 21.30%, for the three months ended June 30, 2009, to $279 thousand, compared to $230 thousand for the comparable period in 2008.  This increase is slightly ahead of budget expectations as the Company works to implement new technologies to its information technologies department. Increases projected for the quarter ended June 30, 2009 were $35 thousand.

Computer services and supplies increased $65 thousand, or 14.10%, for the six months ended June 30, 2009, to $526 thousand, compared to $461 thousand for the comparable period in 2008. This increase too is considered to be line with budget expectations, and is in fact slightly below projections for the second quarter of 2009. Increases were expected as the Company works to implement new technologies to its information technologies department.

Taxes, other than payroll and income, increased $27 thousand, or 31.03%, to $114 thousand for the three months ended June 30, 2009 compared to $87 thousand for the same period in 2008. The increase is due to shares tax paid by the Company. The basis for this tax, among other criteria, is the asset base of the Company. As significant growth was experienced in loans and deposits between periods, the corresponding shares tax also increased. The shares tax accounts for $26 thousand of this variance.

Taxes, other than payroll and income, increased $33 thousand, or 18.64%, to $210 thousand for the six months ended June 30, 2009 compared to $177 thousand for the same period in 2008. The increase for the six months ended June 30, 2009 is also due to shares tax paid by the Company. The shares tax accounts for a $35 thousand variance when comparing the six months ended June 30, 2009 and 2008.

Amortization expense-deposit acquisition premiums remained flat at $64 thousand for the three months ended June 30, 2009 compared to the same period in 2008.

Amortization expense-deposit acquisition premiums also remained flat at $129 thousand for the six months ended June 30, 2009 when compared to the same period in 2008.

Stationary and printing supplies increased $1 thousand, or 1.09%, to $93 thousand for the three months ended June 30, 2009 compared to $92 thousand for the same period in 2008. This variance was within budget expectations.

Stationary and printing supplies increased $13 thousand, or 7.65%, to $183 thousand for the six months ended June 30, 2009 compared to $170 thousand for the same period in 2008. This variance was within budget expectations.

All other operating expenses decreased $89 thousand, or 18.94%, to $381 thousand in the three months ended June 30, 2009, compared to $470 thousand for the same three month period in 2008.  The decrease is due to the elimination in 2009 of costs incurred in 2008 related to a commercial property in which a deed in lieu of foreclosure was taken. Overall costs associated with other real estate owned by the Company decreased for the quarter ended June 30, 2009 by $90 thousand when compared to the same period in 2008.

All other operating expenses decreased $76 thousand, or 8.20%, to $851 thousand for the six month period ended June 30, 2009, compared to $927 thousand for the same six month period in 2008. The decrease is also due to the elimination in 2009 of costs incurred in 2008 related to a commercial property in which a deed in lieu of foreclosure was taken. Overall costs associated with other real estate owned by the Company decreased for the six months ended June 30, 2009 by $210 thousand when compared to the same period in 2008. The favorable variance was offset by an increase to marketing expenses which increased $108 thousand for the six months ended June 30, 2009 when compared to the same period in 2008.

Income Tax Provision:

The Corporation recorded an income tax provision of $193 thousand, or 13.35% of income, and $516 thousand, or 23.24% of income, for the quarters ended June 30, 2009 and 2008, respectively.

The Corporation recorded an income tax provision of $550 thousand, or 16.55% of income, and $895 thousand, or 22.30% of income, for the six months ended June 30, 2009 and 2008, respectively.  Decreases in the effective tax rate for the quarter ended, and year-to-date period ended June 30, 2009 is due to increased tax-exempt income in relation to total income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Federal Reserve has now decreased the overnight borrowing rate to a range of 0% to 0.25% since they began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. The current environment could persist until such a time that credit markets are operating freely and/or inflation becomes a threat. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin. As of June 30, 2009, the Bank is currently showing more sensitivity to an upward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 13.93%, or $2.514 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 4.27% or $771 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank is within the guidelines established by the Bank’s asset/liability policy for interest rate sensitivity testing. The variances are also within policy guidelines when tested over two full years. The percentage variances show a net interest income decrease of 10.49% when tested up 200 basis points and a decrease of 0.93% when tested down 200 basis points. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2008, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 1A.  Risk Factors

No changes from those previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2009 – April 30, 2009	0	$0	0	65,751
May 1, 2009 – May 31, 2009	0	$0	0	65,751
June 1, 2009 – June 30, 2009	0	$0	0	65,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation’s common stock outstanding.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 25, 2009, Meeting Chairman, William E. Aubrey, reported that the Judge of Election and Proxies had completed the voting tabulations.  On the basis of their report, he declared that Russell D. Shurtleff was elected for a three-year term.

I.  Election of Class III Director

NAME	FOR	WITHHOLD AUTHORITY
Russell D. Shurtleff	1,942,796	18,788

Class II Director whose terms will expire in 2010
William E. Aubrey II

Class I Directors whose terms will expire in 2011
George H. Stover, Jr.
Richard S. Lochen, Jr.
Ronald G. Kukuchka

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/	Richard S. Lochen, Jr.
Richard S. Lochen, Jr., President
Date:	August 10, 2009

By/s/	Frederick J. Malloy
Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:	August 10, 2009