Form 10-Q
period 2009-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2009-11-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

PEOPLES FINANCIAL SERVICES CORP. (Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2391852
(State of Incorporation)	(IRS Employer ID Number)

82 Franklin Avenue Hallstead, PA	18822
(Address of Principal Executive Offices)	(Zip Code)

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes X No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _____  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __	Smaller reporting company __
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of September 30, 2009

COMMON STOCK ($2 Par Value)			3,134,656
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2009

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of September 30, 2009
	and December 31, 2008

	Consolidated Statements of Operations	4
	(Unaudited) for the Three Months and Nine Months
	Ended September 30, 2009 and 2008

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Nine Months
	Ended September 30, 2009 and 2008

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Nine Months
	Ended September 30, 2009 and 2008

	Notes to Consolidated Financial Statements	7 - 20

Item 2.	Management’s Discussion and Analysis of	20 - 36
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36 - 37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	40

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2009 and December 31, 2008

(In thousands, except per share data)
ASSETS:	September 2009	December 2008
Cash and due from banks	$8,366	$6,174
Interest bearing deposits in other banks	784	1,782
Federal funds sold	8,966	10,577
Cash and cash equivalents	18,116	18,533
Securities available for sale	103,702	110,247
Loans	324,920	316,608
Allowance for loan losses	(2,984)	(3,002)
Loans, net	321,936	313,606
Bank premises and equipment, net	7,369	7,542
Accrued interest receivable	2,546	2,526
Intangible assets	624	818
Other real estate owned	5,482	5,171
Bank owned life insurance	8,166	7,911
Other assets	4,075	6,022
Total assets	$472,016	$472,376

LIABILITIES:
Deposits:
Non-interest bearing	$60,608	$55,324
Interest bearing	305,607	315,944
Total deposits	366,215	371,268
Accrued interest payable	430	1,649
Short-term borrowings	19,991	18,432
Long-term borrowings	38,972	39,691
Other liabilities	1,205	1,616
Total liabilities	426,813	432,656

STOCKHOLDERS' EQUITY:
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,134,656 shares and 3,131,181 shares September 30, 2009 and December 31, 2008, respectively	6,683	6,683
Surplus	3,099	3,100
Retained earnings	41,149	39,375
Accumulated other comprehensive loss	(1,105)	(4,755)
Treasury stock at cost 206,595 and 210,070 shares at September 30, 2009 and December 31, 2008, respectively	(4,623)	(4,683)
Total stockholders' equity	45,203	39,720
Total liabilities and stockholders’ equity	$472,016	$472,376

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except share and per share data)
	Three Months Ended		Nine Months Ended
	Sept 30 2009	Sept 30 2008	Sept 30 2009	Sept 30 2008
INTEREST INCOME:
Loans receivable, including fees	$4,766	$4,926	$14,490	$14,875
Securities:
Taxable	609	907	2,126	2,847
Tax exempt	550	445	1,581	1,263
Other	4	45	24	57
Total interest income	5,929	6,323	18,221	19,042
INTEREST EXPENSE:
Deposits	1,215	1,624	4,081	5,115
Short-term borrowings	81	99	233	300
Long-term borrowings	405	433	1,211	1,323
Total interest expense	1,701	2,156	5,525	6,738
Net interest income	4,228	4,167	12,696	12,304
PROVISION FOR LOAN LOSSES	165	165	1,370	420
Net interest income after provision for loan losses	4,063	4,002	11,326	11,884
OTHER INCOME:
Customer service fees	472	518	1,401	1,496
Investment division commission income	59	135	284	295
Earnings on investment in life insurance	85	72	255	227
Other income	195	141	689	404
Net realized gains (losses) on sales of securities available for sale	(1,169)	7	(651)	23
Other than temporary security impairment	0	(4,869)	(136)	(5,134)
Total other income (loss)	(358)	(3,996)	1,842	(2,689)
OTHER EXPENSES:
Salaries and employee benefits	1,380	1,306	4,086	3,646
Occupancy	189	173	628	545
Equipment	135	117	410	356
FDIC insurance and assessments	179	64	723	139
Professional fees and outside services	144	125	420	410
Computer services and supplies	236	263	762	724
Taxes, other than payroll and income	88	86	298	263
Amortization expense-deposit acquisition premiums	65	65	194	194
Stationary and printing supplies	84	93	267	263
Other	442	439	1,293	1,366
Total other expenses	2,942	2,731	9,081	7,906
Income (loss) before income taxes	763	(2,725)	4,087	1,289
INCOME TAXES (BENEFIT)	(23)	(1,159)	527	(264)
Net income (loss)	$786	$(1,566)	$3,560	$1,553
Net income (loss) per share, basic	$0.25	$(0.50)	$1.14	$0.50
Net income (loss) per share, diluted	$0.25	$(0.50)	$1.14	$0.50
See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720
Comprehensive income
Net income	0	0	3,560	0	0	3,560
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	3,650	0	3,650
Total comprehensive income						7,210
Cash dividends, ($0.57 per share)	0	0	(1,786)	0	0	(1,786)
Treasury stock issued for stock option plan (3,475 shares)	0	(1)	0	0	60	59
Balance, September 30, 2009	$6,683	$3,099	$41,149	$(1,105)	$(4,623)	$45,203

Balance, December 31, 2007	$6,683	$3,083	$38,824	$(1,390)	$(4,395)	$42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008	0	0	(71)	0	0	(71)
Comprehensive loss
Net income	0	0	1,553	0	0	1,553
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(4,783)	0	(4,783)
Total comprehensive loss						(3,230)
Stock option expense	0	1	0	0	0	1
Cash dividends, ($0.57 per share)	0	0	(1,822)	0	0	(1,822)
Treasury stock purchase (20,000 shares)	0	0	0	0	(506)	(506)
Treasury stock issued for stock option plan (12,688 shares)	0	16	0	0	218	234
Balance, September 30, 2008	$6,683	$3,100	$38,484	$(6,173)	$(4,683)	$37,411

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008
Cash Flows from Operating Activities
Net income	$3,560	$1,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	710	641
Provision for loan losses	1,370	420
Gain on sale of other real estate owned	0	(15)
Amortization of securities' premiums and accretion of discounts, net	183	112
Amortization of deferred loan costs	258	245
(Gain) loss on sales of securities available for sale, net	651	(23)
Other than temporary security impairment	136	5,134
Stock option expense	0	1
Deferred income taxes (benefit)	34	(1,629)
Proceeds from the sale of loans originated for sale	20,013	5,095
Net gain on sale of loans originated for sale	(215)	(64)
Loans originated for sale	(18,466)	(5,031)
Net earnings on investment in life insurance	(255)	(227)
Increase in accrued interest receivable	(20)	(169)
Increase (decrease) in other assets	34	(385)
Increase (decrease) in accrued interest payable	(1,219)	39
Decrease in other liabilities	(411)	(431)
Net cash provided by operating activities	6,363	5,266
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	48,364	49,477
Proceeds from maturities of and principal payments received on available for sale securities	7,684	4,934
Purchase of available for sale securities	(44,944)	(59,057)
Net increase in loans	(11,601)	(10,122)
Purchase of premises and equipment	(343)	(1,717)
Proceeds from sale of other real estate owned	0	180
Net cash used in investing activities	(840)	(16,305)
Cash Flows from Financing Activities
Cash dividends paid	(1,786)	(1,822)
Increase (decrease) in deposits	(5,053)	36,629
Proceeds from long-term borrowings	0	5,000
Repayment of long-term borrowings	(719)	(3,530)
Increase (decrease) in short-term borrowings	1,559	(5,630)
Purchase of treasury stock	0	(506)
Proceeds from sale of treasury stock	59	234
Net cash provided by (used in) financing activities	(5,940)	30,375
Net increase (decrease) in cash and cash equivalents	(417)	19,336
Cash and cash equivalents, beginning of year	18,533	8,606
Cash and cash equivalents, end of period	$18,116	$27,942
Supplemental disclosures of cash paid
Interest paid	$6,744	$6,699
Income taxes paid	$815	$1,680
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$311	$99
Consideration received for exchange of securities available for sale (see page 35)	$526	$0

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective April 1, 2009, the Company adopted ASC Topic 855 Subsequent Events.  This topic establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2009 through November 9, 2009, the date these consolidated financial statements were issued.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Net income (loss) applicable to common stock	$786,000	$(1,566,000)	$3,560,000	$1,553,000

Weighted average common shares outstanding	3,134,656	3,130,888	3,133,129	3,127,166
Effect of dilutive securities, stock options	174	0	241	5,339
Weighted average common shares outstanding used to calculate diluted earnings per share	3,134,830	3,130,888	3,133,370	3,132,505
Basic earnings per share	$0.25	$(0.50)	$1.14	$0.50
Diluted earnings per share	$0.25	$(0.50)	$1.14	$0.50

Stock options for 22,200 and 10,981 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008, respectively, because they are antidilutive.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

At September 30, 2009 and December 31, 2008, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2009:
U.S. Government agencies and corporations	$21,256	$170	$(25)	$21,400
Obligations of state and political subdivisions	51,762	769	(905)	51,626
Taxable obligations of state and political subdivisions	4,886	118	(96)	4,908
Corporate debt securities	11,739	90	(1,707)	10,122
Mortgage-backed securities - residential	9,177	237	(1)	9,414
Collateralized mortgage obligation - residential	2,032	71	(2)	2,101
Preferred equity securities	78	74	0	152
Common equity securities	1,675	66	(533)	1,208
FHLB restricted stock	2,771	0	0	2,771
Total	$105,376	$1,595	$(3,269)	$103,702

December 31, 2008:
U.S. Government agencies and corporations	$7,891	$67	$0	$7,958
Obligations of state and political subdivisions	47,914	120	(3,319)	44,715
Taxable obligations of state and political subdivisions	3,166	0	(106)	3,060
Corporate debt securities	20,828	40	(3,898)	16,970
Mortgage-backed securities - residential	30,325	324	(47)	30,602
Collateralized mortgage obligation - residential	2,162	1	0	2,163
Preferred equity securities	78	0	(58)	20
Common equity securities	2,529	0	(327)	2,202
FHLB restricted stock	2,559	0	0	2,559
Total	$117,450	$552	$(7,755)	$110,247

The amortized cost and fair value of securities as of September 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$0	$0
Due after one year through five years	6,752	6,684
Due after five years through ten years	23,463	22,175
Due after ten years	58,429	58,178
	88,644	87,037

Mortgage-backed securities	10,176	10,432
Collateralized mortgage obligation - residential	2,032	2,102
Equity securities	1,753	1,360
FHLB restricted stock	2,771	2,771
Total	$105,376	$103,702

Proceeds from sale of available-for-sale securities during the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008 were $48,364,000, $49,477,000, and $57,997,000, respectively.  Gross gains realized on these sales were $664,000, $299,000, and $412,000, respectively.  Gross losses on these sales were $1,315,000, $276,000, and $284,000, respectively. A decision was made in the third quarter of 2009 to sell a financial corporate debt security which had significantly deteriorated in value. The realized loss on this security alone accounted for $1,229,000 of the losses incurred for the period ended September 30, 2009.

Securities with a carrying value of $46,953,000 and $44,313,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$6,024	$(25)	$0	$0	$6,024	$(25)
Obligations of state and political subdivisions	1,628	(17)	9,692	(888)	11,320	(905)
Taxable obligations of state and political subdivisions	1,382	(29)	425	(67)	1,807	(96)
Corporate debt securities	0	0	9,612	(1,707)	9,612	(1,707)
Mortgage-backed securities - residential	99	0	137	(1)	236	(1)
Collateralized mortgage obligation - residential	185	(2)	6	0	191	(2)
Common equity securities	360	(139)	617	(394)	977	(533)
Total Temporarily Impaired Securities	$9,678	$(212)	$20,489	$(3,057)	$30,167	$(3,269)

December 31, 2008:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$34,301	$(2,376)	$2,570	$(943)	$36,871	$(3,319)
Taxable obligations of state and political subdivisions	3,060	(106)	0	0	3,060	(106)
Corporate debt securities	8,752	(2,878)	7,420	(1,020)	16,172	(3,898)
Mortgage-backed securities - residential	11,242	(41)	1,305	(6)	12,547	(47)
Collateralized mortgage obligation - residential
Preferred equity securities	20	(58)	0	0	20	(58)
Common equity securities	166	(37)	687	(290)	853	(327)
Total Temporarily Impaired Securities	$57,541	$(5,496)	$11,982	$(2,259)	$69,523	$(7,755)

As of September 30, 2009 the Company had 4 (all less than 12 months) U.S. Government Agency securities, 21 (6 less than 12 months, 15 greater than 12 months) obligations of state and political subdivisions, 7 (all greater than 12 months) corporate debt securities, 5 (2 less than 12 months, 3 greater than 12 months) mortgage-backed securities and 16 (2 less than 12 months, 14 greater than 12 months) common equity securities in an unrealized loss position. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of the specific securities and management believes that these unrealized losses represent a temporary impairment of those securities. As long term rates increase, the underlying value of securities owned by the Company decreases, creating an unrealized loss.

The Company recorded other than temporary impairments of $136,000 for the nine months ended September 30, 2009. These impairments were the result of writing down two separate common equity securities. These write-downs were measured based on public market prices. In reaching the determination to record these impairments, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge was appropriate for these securities.  The entire change was credit-related and was recorded in operations.

None of the Company's corporate debt securities are private label trust preferred issuances.  Rather, this portfolio contains corporate bond issuances in large, national financial institutions.  The Company sold a corporate debt security (CIT Group, Inc.) in July 2009 for a $1,229,000 loss.  This security was sold due to a decline in the issuer's rating which occurred in July 2009.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale are evaluated for OTTI under the rules for accounting for certain investments in debt and equity securities.

In determining OTTI under the rules for accounting for certain debt and equity securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of September 30, 2009 the Company does not intend to sell or more likely than not, be required to sell.  Management believes that the unrealized losses represent temporary impairment of the securities.

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2009 and December 31, 2008, our FHLB stock totaled $2.771 million and $2.559 million, respectively.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine and three months ended September 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

NOTE 4.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the nine months and three months ended September 30, 2009 and 2008 are as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Unrealized holding gains (losses) on available for sale securities	$4,468	$(8,258)	$4,743	$(12,358)
Less: Reclassification adjustment for (gains) losses realized in net income	1,169	(7)	651	(23)
Less: Reclassification adjustment for other than temporary impairment	0	4,869	136	5,134
Net unrealized gains (losses)	5,637	(3,396)	5,530	(7,247)
Tax effect	(1,916)	1,155	(1,880)	2,464
Other comprehensive income (loss)	$3,721	$(2,241)	$3,650	$(4,783)

NOTE 5.  STOCK-BASED COMPENSATION

As of September 30, 2009, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the nine month periods ending September 30, 2009 and 2008, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16.717 million of standby letters of credit as of September 30, 2009.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at September 30, 2009 was $16.717 million and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $16.294 million.

NOTE 7.  NEW ACCOUNTING STANDARDS

SFAS No. 166
In June 2009, the FASB issued SFAS No. 166, (this statement is not yet codified) Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

SFAS No. 167
In June 2009, the FASB issued SFAS No. 167, (this statement is not yet codified) Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASC Topic 105
In June 2009, the FASB issued ASC Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This topic replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  This topic is effective for interim and annual periods ending after September 15, 2009. This guidance had no impact on the Company’s consolidated financial statements upon adoption.

ASU 2009-05
In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.  The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset.
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-12
In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  The amendments within ASU 2009-12:

•
Create a practical expedient to measure the fair value of an investment in the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) determined as of the reporting entity’s measurement date.

•
Require disclosures by major category of investment about the attributes of those investments, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.

•
Improve financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.

•
Improve transparency by requiring additional disclosures about investments in the scope of the amendments in this ASU to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net asset value per share.

The ASU is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-13
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASC 605).  The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 also:

•	Provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.
•
Requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price.

•	Eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method.

ASU 2009-13 shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt this Update on a retrospective basis.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-14
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force.  The objective of ASU 2009-14 is to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. This Update removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.

ASU 2009-14 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this Update on a retrospective basis.   The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2009-15
In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  The ASU amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.

The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

INTERNATIONAL FINANCIAL REPORTING STANDARDS
The SEC has proposed a road map for transitioning U.S. registrants to reporting in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board.  If the commission decides to require the use of IFRS, adoption would be required in 2014, and three years of financial statements prepared in accordance with IFRS would be required at the time of adoption.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

NOTE 8.  FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 860, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  This topic applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted this topic effective for its fiscal years beginning January 1, 2008.

In December 2007, the FASB issued ASC Topic 320, Effective Date of ASC Topic 860.  ASC Topic 320 delays the effective date of ASC Topic 860 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  As such, the Company only partially adopted the provisions of ASC Topic 860 in 2008 and began to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued ASC Topic 820, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, to clarify the application of the provisions of ASC Topic 860 in an inactive market and how an entity would determine fair value in an inactive market.  The adoption of ASC Topic 860 and ASC Topic 820 had no impact on the amounts reported in the consolidated financial statements.

ASC 860 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC Topic 860 are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
September 30, 2009 Securities available for sale	$103,702	$1,109	$102,593	$0
December 31, 2008 Securities available for sale	$110,247	$1,010	$108,146	$1,091

The following table presents a roll forward of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

(In Thousands)
Beginning balance, January 1	$1,091
Exchange of common stock available for sale security	(1,091)
Ending balance, September 30	$0

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
September 30, 2009 Impaired loans	$3,872	$0	$0	$3,872
September 30, 2009 Other real estate owned	$5,482	$0	$0	$5,482
December 31, 2008 Impaired loans	$2,168	$0	$0	$2,168
December 31, 2008 Other real estate owned	$5,171	$0	$0	$5,171

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $4,104,000, net of a valuation allowance of $232,000.  The provision for impaired loans was $96,000, offset by charge offs of $488,000 during the nine-months ended September 30, 2009.

Other Real Estate Owned
Other real estate owned is recorded at fair value, net of estimated selling costs, at the date of foreclosure.  Subsequent declines in the recorded value of the property prior to its disposal is included in other expense.

Servicing Rights (Carried at Lower of Cost or Fair Value)
The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry date for reasonableness. Mortgage servicing rights of $258,000 are included in other assets as of September 30, 2009.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,116	$18,116	$18,533	$18,533
Securities available-for-sale	103,702	103,702	110,247	110,247
Loans receivable	321,936	360,675	313,606	364,501
Accrued interest receivable	2,546	2,546	2,526	2,526

Financial liabilities:
Deposits	366,215	367,426	371,268	373,147
Short-term borrowings	19,991	19,991	18,432	18,432
Long-term borrowings	38,972	39,573	39,691	40,283
Accrued interest payable	430	430	1,649	1,649

Off-balance sheet items:
Commitments to grant loans	0	0	0	0
Unfunded commitments under lines of credit	0	0	0	0
Standby letters of credit	0	0	0	0

NOTE 9. FEDERAL DEPOSIT INSURANCE

The Company has experienced significant increases in the cost of federal deposit insurance from previous year’s levels of five to seven basis points.  The FDIC has recently increased the assessment rate for the most highly rated institutions to between 12 and 16 basis points starting with the first quarter of 2009 and to between 10 and 14 basis points thereafter. The result is an assessment rate being paid by the Bank of just under 14 basis points. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by November 14, 2008 have been assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 with the first quarter assessments for 2009 and 75 basis points of the amount of debt issued. Lastly, the FDIC issued a final rule regarding the special assessment for June 30, 2009. The special assessment was 5 basis points applied to the Bank’s assets, net of Tier 1 capital. The assessment is for all insured institutions. The special assessment was payable September 30, 2009. During the nine months ended September 30, 2009, the Company has incurred $723,000 related to the special assessment as well as increased assessments for 2009. The comparable expense for the 2008 period was $139,000.  Current proposals from the FDIC include the prepayment of FDIC premiums by all insured financial institutions for 2010-2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial statements of the Corporation is presented to provide insight into management’s assessment of financial results.  The Corporation’s subsidiaries, Peoples National Bank and Peoples Advisors, LLC, provide financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and Northern Lackawanna Counties in Pennsylvania, and Broome County in New York.  The Bank is a member of the Federal Reserve System and subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency.  ‘Advisors’ is a member of the National Association of Securities Dealers (NASD), which also acts as the primary regulator for Advisors. Peoples Financial Leasing, LLC is a subsidiary of the Bank and provides employee leasing services to the Bank. Peoples Investment Holdings, LLC is also a subsidiary of the Bank and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware. Likewise, Peoples Financial Capital Corporation is a subsidiary of the Company and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 31 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the nine months ended September 30, 2009 increased 129.23% to $3.560 million as compared to $1.553 million for the same period in 2008.  Diluted earnings per share increased 128.00% to $1.14 per share for the first three quarters of 2009 from $.50 per share in the same nine month period in 2008.  At September 30, 2009, the Company had total assets of $472.016 million, net loans of $321.936 million, and total deposits of $366.215 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2009, cash, federal funds sold, and deposits with other banks totaled $18.116 million and varied minimally when compared to $18.533 million on December 31, 2008.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $103.702 million on September 30, 2009, decreasing by $6.545 million, or 5.94% from the December 31, 2008 total of $110.247 million. As market interest rates have remained very low for an extended period of time, the Company has maintained excess liquidity in the form of federal funds.  As opportunities surface these funds will be placed in more attractive yielding products.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of September 30, 2009, included an unrealized loss of $1.674 million reflected as accumulated other comprehensive loss of $1.105 million in stockholders’ equity, net of deferred income taxes of $569 thousand.  This compares to an unrealized loss of $7.203 million at December 31, 2008 reflected as accumulated other comprehensive loss of $4.755 million, net of deferred income taxes of $2.448 million. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company does not intend to sell these securities nor is it likely they will be required to sell the security before recovery of its amortized cost basis. The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Loans:

Net loans increased $8.330 million, or 2.66%, to $321.936 million as of September 30, 2009 from $313.606 million as of December 31, 2008.  Of the loan growth experienced through the third quarter of 2009, the most significant increase was in commercial loans at $8.368 million, or 4.69%, to $186.710 million as of September 30, 2009 compared to $178.342 million at year-end December 31, 2008. Residential real estate mortgages decreased $3.382 million, or 2.80%, to $117.431 million as of September 30, 2009 compared to $120.813 million as of December 31, 2008. The decrease in residential mortgages was offset by an increase in consumer loans which increased the most in percentage terms at 19.49%, or $3.311 million, to $20.299 million as of September 30, 2009 compared to $16.988 million at year-end December 31, 2008.

Maintaining the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the nine month period ended September 30, 2009, total deposits decreased by $5.053 million, or 1.36%, to $366.215 million compared to $371.268 million as of December 31, 2008. Time deposits decreased by $76.376 million, or 46.48%, to $87.929 million when compared to year end December 31, 2008 at $164.305 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $5.284 million, or 9.55%, to $60.608 million when compared to $55.324 million at December 31, 2008. Interest-bearing checking deposits were also up $8.129 million, or 26.85%, to $38.405 million compared to $30.276 million as of December 31, 2008. Money market deposit accounts were down $3.029 million, or 8.84%, to $31.228 million compared to $34.257 million as of December 31, 2008. And finally, savings deposits were up $60.939 million, or 69.96%, to $148.045 million when compared to $87.106 million at December 31, 2008.

The trend through nine months of 2009 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek safe alternatives in which to invest their money. Short term and core deposit rates have remained flat while at the same time rates offered on certificates of deposit have decreased compared to the same time period in 2008. As such, savings deposits offer consumers a competitive interest rate while at the same time offering the relative safety offered by a commercial bank and the expanded $250,000 FDIC insurance.  Savings deposits also allow for increased liquidation for the Bank.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2009 were $19.991 million as compared to $18.432 million as of December 31, 2008, an increase of $1.559 million, or 8.46%. Long-term borrowings were $38.972 million as of September 30, 2009 compared to $39.691 million as of December 31, 2008, a decrease of $719 thousand, or 1.81%. The decrease in long-term borrowings includes the contractual principal payments to the FHLB.

Accrued Interest Payable:

Accrued interest payable decreased $1.219 million, or 73.92%, from December 31, 2008 to September 30, 2009 due to the decrease in the balance of interest bearing deposits as well as the offered rates on deposits.  Also, the cost of borrowings decreased significantly over the same period.  See the interest rates and interest differential table on page 31.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of September 30, 2009, regulatory capital to total average assets was 8.88% as compared to 8.45% on December 31, 2008. The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the nine months ended September 30, 2009 however, the Company did not purchase any additional shares for the treasury.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.51% and the total capital ratio to risk weighted asset ratio was 12.35% at September 30, 2009.  The Company is deemed to be well-capitalized under regulatory standards.

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

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, payments on existing loans or securities available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). As of September 30, 2009, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $144,400,000 ($104,500,000 available). In 2008, significant increases in deposits limited the Company’s dependence on overnight borrowings at the FHLB and provided the majority of additional cash with operating activities also contributing to liquidity. The additional deposits were used primarily to grant loans to customers. In 2009, overall deposits have decreased as many of the certificates of deposits that contributed to the dramatic deposit growth in 2008 have not renewed. This decrease however has not resulted in an increased reliance on the FHLB for funding needs.

The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $104,500,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $11,000,000. While the FHLB has been an inexpensive source of funds in the past, liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on September 30, 2009 totaled $58.919 million, which consisted of $34.590 million in unfunded commitments of existing loans, $7.612 million to grant new loans and $16.717 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2009:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$784	$0	$0	$0	$0
Federal funds sold	8,966	0	0	0	0
Securities	8,846	1,434	3,398	19,005	71,019
Loans	36,501	18,125	48,556	165,704	53,050
Total rate sensitive assets	55,097	19,559	51,954	184,709	124,069
Cumulative rate sensitive assets	$55,097	$74,656	$126,610	$311,319	$435,388
RATE SENSITIVE LIABILITIES
Interest bearing checking	$38,405	$0	$0	$0	$0
Money market deposits	31,228	0	0	0	0
Regular savings	148,045	0	0	0	0
CDs and IRAs	27,556	15,887	12,294	31,295	897
Short-term borrowings	19,991	0	0	0	0
Long-term borrowings	222	224	3,190	23,697	11,639
Total rate sensitive liabilities	265,447	16,111	15,484	54,992	12,536
Cumulative rate sensitive liabilities	$265,447	$281,558	$297,042	$352,034	$364,570

Period gap	$(210,350)	$3,448	$36,470	$129,717	$111,533
Cumulative gap	$(210,350)	$(206,902)	$(170,432)	$(40,715)	$70,818
Cumulative RSA to RSL	20.76%	26.52%	42.62%	88.43%	119.43%
Cumulative gap to total assets	(44.56)%	(43.83)%	(36.11)%	(8.63)%	15.00%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended September 30, 2009, total interest income decreased by $394 thousand, or 6.23%, to $5.929 million as compared to $6.323 million for the three months ended September 30, 2008.  This decrease was primarily due to lower rates. The yield earned on loans for the three months ended September 30, 2009 was 6.03% compared to a 6.73% yield on loans for the quarter ended September 30, 2008. Conversely, average earning assets increased to $434.428 million for the three months ended September 30, 2009 as compared to $420.094 million for the three months ended September 30, 2008 while average loans increased to $321.582 million for the quarter ended September 30, 2009 as compared to $298.711 million for the same period in 2008.  This would indicate the reduction in interest was interest rate driven when comparing the two periods. The resulting interest earned on loans was $4.766 million for the three-month period ended September 30, 2009 compared to $4.926 million for the same period in 2008, a decrease of $160 thousand, or 3.25%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended September 30, 2009 to 5.79% as compared to 6.32% for the three months ended September 30, 2008. This has been due to lower market yields available for investment.

For the nine months ended September 30, 2009, total interest income decreased by $821 thousand, or 4.31%, to $18.221 million as compared to $19.042 million for the nine months ended September 30, 2008.  This decrease was also primarily due to lower rates. The yield earned on loans for the nine months ended September 30, 2009 was 6.22% compared to a 6.88% yield on loans for the nine months ended September 30, 2008. As with the quarterly discussion, average earning assets increased for the nine months ended September 30, 2009 to $433.026 million as compared to $411.080 million for the nine months ended September 30, 2008. Average total loans increased to $319.498 million for the nine months ended September 30, 2009 as compared to $296.357 million for the nine months ended September 30, 2008.  The resulting interest earned on loans was $14.490 million for the nine-month period ended September 30, 2009 compared to $14.875 million for the same period in 2008, a decrease of $385 thousand, or 2.59%. The overall yield on earning assets, on a tax equivalent basis, decreased for the nine months ended September 30, 2009 to 5.99% as compared to 6.52% for the nine months ended September 30, 2008.

Total interest expense decreased by $455 thousand, or 21.10%, to $1.701 million for the three months ended September 30, 2009 from $2.156 million for the three months ended September 30, 2009.  This decrease was attributable to the decrease in the cost of funds. The cost of funds decreased to 1.87% for the three months ended September 30, 2009 as compared to 2.47% for the third quarter of 2008.  Average interest bearing liabilities on the other hand increased to $360.281 million for the three months ended September 30, 2009 as compared to $346.539 million for the three months ended September 30, 2008.  This increase was due to the increase in average savings deposits.  Average savings deposits increased to $141.421 million for the three month period ended September 30, 2009 as compared to $93.925 million for the same period in 2008. This increase occurred at the same time that average time deposit balances were decreasing. Average time deposits decreased to $90.889 million for the three month period ended September 30, 2009 as compared to $132.914 million for the same period in 2008. This was due to the low rate environment and the resulting rates offered for time deposits.

Total interest expense decreased by $1.213 thousand, or 18.00%, to $5.525 million for the nine months ended September 30, 2009 from $6.738 million for the nine months ended September 30, 2008.  As with the quarterly interest expense, this decrease was primarily attributable to the decrease in the cost of funds, which decreased to 2.05% for the nine month period ended September 30, 2009 as compared to 2.65% for the same period in 2008. Offsetting the decrease in the cost of funds was the increase to average interest bearing liabilities to $360.411 million for the nine months ended September 30, 2009 as compared to $339.377 million for the nine months ended September 30, 2008.  The year-to-date increase in average interest bearing liabilities was also due to the increase in average savings deposits.  Average savings deposits increased to $121.939 million for the nine-month period ended September 30, 2009 when compared to $95.999 million for the nine- month period ended September 30, 2008.

Net interest income increased by $61 thousand, or 1.46%, to $4.228 million for the three months ended September 30, 2009 from $4.167 million for the three months ended September 30, 2008.  The Bank’s net interest spread increased to 3.92% for the three months ended September 30, 2009 from 3.85% for the three months ended September 30, 2008 on a fully tax equivalent basis.  The net interest margin decreased to 4.23% for the three- month period ended September 30, 2009 from 4.28% for the three month period ended September 30, 2008 on a fully tax equivalent basis. The yield curve has continued to be steep since the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. The effect this has had on short-term rates is that overnight federal funds rates are near 0%. This is indicative of how lower funding costs have affected the Company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the result has been a net interest margin that has held relatively stable between periods.

Net interest income increased by $392 thousand, or 3.19%, to $12.696 million for the nine months ended September 30, 2009 from $12.304 million for the nine months ended September 30, 2008.  The Bank’s net interest spread increased to 3.94% for the nine months ended September 30, 2009 from 3.87% for the nine months ended September 30, 2008 on a fully tax equivalent basis.  As was the case with the quarterly results, the net interest margin has shown a slight decrease to 4.28% for the nine month period ended September 30, 2009 from 4.33% for the nine month period ended September 30, 2008 on a fully tax equivalent basis. The increase in net interest spread for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 is also due to the continued steepness in the yield curve.

Below are the tables which set forth average balances and corresponding yields for the three-month and nine-month periods ended September 30, 2009, and September 30, 2008:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	September 2009			September 2008
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$118,097	$1,691	5.68%	$117,155	$1,883	6.39%
Installment	18,384	269	5.81%	16,229	302	7.40%
Commercial	162,152	2,555	6.25%	142,623	2,484	6.93%
Tax exempt (1)	22,424	242	6.49%	22,227	245	6.66%
Other loans	525	9	6.80%	477	12	10.01%
Total loans (1)	321,582	4,766	6.03%	298,711	4,926	6.73%
Investment securities (AFS)
Taxable	47,796	609	5.06%	67,684	907	5.33%
Non-taxable (1)	54,441	550	6.07%	43,857	445	6.12%
Total securities (1)	102,237	1,159	5.60%	111,541	1,352	5.64%
Time deposits with other banks	1,126	0	0.00%	1,232	5	1.61%
Fed funds sold	9,483	4	0.17%	8,610	40	1.85%
Total earning assets (1)	434,428	5,929	5.79%	420,094	6,323	6.32%
Less: allowance for loan losses	(2,921)			(2,653)
Cash and due from banks	6,560			7,794
Premises and equipment, net	6,183			6,239
Other assets	22,104			19,710
Total assets	$466,354			$451,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$36,487	85	0.92%	$29,837	66	0.88%
Regular savings	141,421	486	1.36%	93,925	266	1.13%
Money market savings	32,650	86	1.05%	32,961	133	1.61%
Time	90,889	558	2.44%	132,914	1,159	3.47%
Total interest bearing deposits	301,447	1,215	1.60%	289,637	1,624	2.23%
Borrowings	58,834	486	3.28%	56,902	532	3.72%
Total interest bearing	360,281	1,701	1.87%	346,539	2,156	2.47%
Liabilities
Net interest income (1)		$4,228	3.92%		$4,167	3.85%
Non-interest bearing
Demand deposits	64,490			60,691
Accrued expenses and
Other liabilities	2,489			2,966
Stockholders’ equity	39,094			40,988
Total liabilities and
Stockholders’ equity	$466,354			$451,184
Interest income/earning assets (1)			5.79%			6.32%
Interest expense/earning assets			1.55%			2.04%
Net interest margin (1)			4.23%			4.28%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/92 annualization method.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Nine months ended
	September 2009			September 2008
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$119,834	$5,365	5.99%	$116,842	$5,646	6.45%
Installment	17,660	826	6.25%	16,846	984	7.80%
Commercial	159,449	7,562	6.34%	138,977	7,444	7.15%
Tax exempt (1)	22,059	708	6.50%	23,222	766	6.68%
Other loans	496	29	7.82%	470	35	9.95%
Total loans (1)	319,498	14,490	6.22%	296,357	14,875	6.88%
Investment securities (AFS)
Taxable	52,967	2,126	5.37%	69,048	2,847	5.51%
Non-taxable (1)	52,258	1,581	6.13%	41,746	1,263	6.12%
Total securities (1)	105,225	3,707	5.74%	110,794	4,110	5.74%
Time deposits with other banks	1,542	12	1.04%	917	15	2.19%
Fed funds sold	6,761	12	0.24%	3,012	42	1.86%
Total earning assets (1)	433,026	18,221	5.99%	411,080	19,042	6.52%
Less: allowance for loan losses	(2,930)			(2,539)
Cash and due from banks	6,095			6,920
Premises and equipment, net	6,564			5,984
Other assets	22,108			18,797
Total assets	$464,863			$440,242
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$33,256	217	0.87%	$28,274	203	0.96%
Regular savings	121,939	1,166	1.28%	95,999	979	1.36%
Money market savings	32,618	254	1.04%	34,070	479	1.88%
Time	113,605	2,444	2.88%	122,342	3,454	3.77%
Total interest bearing deposits	301,418	4,081	1.81%	280,685	5,115	2.43%
Borrowings	58,993	1,444	3.27%	58,692	1,623	3.69%
Total interest bearing	360,411	5,525	2.05%	339,377	6,738	2.65%
Liabilities
Net interest income (1)		$12,696	3.94%		$12,304	3.87%
Non-interest bearing
Demand deposits	62,649			56,251
Accrued expenses and
Other liabilities	2,965			3,053
Stockholders’ equity	38,838			41,561
Total liabilities and
Stockholders’ equity	$464,863			$440,242
Interest income/earning assets (1)			5.99%			6.52%
Interest expense/earning assets			1.71%			2.19%
Net interest margin (1)			4.28%			4.33%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/273 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the three month and nine month periods ended September 30, 2009 and September 30, 2008.

NET INTEREST INCOME

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total Interest Income	$5,929	$6,323	$18,221	$19,042
Tax Exempt Loans	125	127	365	395
Non-Taxable Securities	283	230	814	651
	6,337	6,680	19,400	20,088
Total Interest Expense	1,701	2,156	5,525	6,738
Net Interest Income (Fully Tax Equivalent Basis)	$4,636	$4,524	$13,875	$13,350

Provision for Loan Losses:

The provision for loan losses for the three months ended September 30, 2009 was $165 thousand, which represented no change from the same period in 2008.

The provision for loan losses for the nine months ended September 30, 2009 was $1.370 million, an increase of $950 thousand, or 226.19% over the same period in 2008. The increase in the provision for 2009 was due to a large commercial credit which had deteriorated to the point where the ultimate satisfaction of the credit was doubtful. The Company felt it prudent to charge the reserve and maintain satisfactory reserve levels.  One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.  The Bank has not participated in any sub-prime lending activity.

In the three month period ended September 30, 2009, charge-offs totaled $118 thousand while net charge-offs totaled $109 thousand as compared to $60 thousand and $29 thousand, respectively, for the same three month period in 2008.

In the nine month period ended September 30, 2009, charge-offs totaled $1.500 million while net charge-offs totaled $1.388 million as compared to $190 thousand and $133 thousand, respectively, for the same six month period in 2008.

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

Non-performing loans:

(Dollars in Thousands)	September 30, 2009	December 31, 2008
Non-accrual and restructured	$3,683	$4,871
Loans past due 90 or more days, accruing interest	421	245
Total nonperforming loans	4,104	5,116
Foreclosed assets	5,482	5,171
Total nonperforming assets	$9,586	$10,287
Nonperforming loans to total loans at period-end	1.26%	1.62%
Nonperforming assets to period end loans and foreclosed assets	2.90%	3.20%

Other Income:

Service charges and fees decreased 8.88%, or $46 thousand, to $472 thousand in the three months ended September 30, 2009, from $518 thousand in the three months ended September 30, 2008.  Net overdraft fees were $285 thousand for the three months ended September 30, 2009 compared to $316 thousand for the same period in 2008. This is a decrease of $31 thousand, or 9.81% and it accounts most for the variance in customer service fees between periods.

Service charges and fees decreased 6.35%, or $95 thousand, to $1.401 million in the nine months ended September 30, 2009, from $1.496 million in the nine months ended September 30, 2008.  Net overdraft fees were $814 thousand for the nine months ended September 30, 2009 compared to $919 thousand for the same period in 2008. This is a decrease of $105,000, or 12.90% and it more than accounts for the variance in customer service fees between periods.

Investment division income was $59 thousand for the three month period ended September 30, 2009, a decrease of $76 thousand, or 56.30%, from $135 thousand for the same period in 2008.  The decrease is not considered to be for any reason other than due to an overall slow down in the investment industry as a whole.

Investment division income was $284 thousand for the nine month period ended September 30, 2009, a decrease of $11 thousand, or 3.73%, from $295 thousand for the same period in 2008. This is again seen as being due to an overall industry slow down.

Earnings on investment in life insurance (BOLI) was $85 thousand for the three month period ended September 30, 2009, compared to $72 thousand for the three month period ended September 30, 2008, an increase of $13 thousand, or 18.06%. This increase is considered to be in line with crediting rate adjustments for 2009.

Earnings on investment in life insurance (BOLI) were $255 thousand for the nine month period ended September 30, 2009, an increase of $28 thousand, or 12.33%, when compared to $227 thousand for the nine month period ended September 30, 2008. Rate variances in the amount of $7 thousand were recorded in January 2009 for the period ended December 31, 2008. This remaining variance is also considered to be in line with crediting rate adjustments for 2009.

Other income was $195 thousand for the three months ended September 30, 2009, an increase of $54 thousand, or 38.30% from $141 thousand for the comparable period in 2008. The most significant increases were in fees and premiums recognized on mortgage sales for the quarter. With loan rates being at historical lows, this activity has picked up in the current year. Income recognized through mortgage sales is up $52 thousand, or 115.56% at $96 thousand when comparing the third quarter of 2009 to the same period in 2008, which came in at $44 thousand.

Other income was $689 thousand for the nine months ended September 30, 2009, an increase of $285 thousand, or 70.54%, from $404 thousand for the comparable period in 2008. As with the quarterly results, the most significant increases were in fees and premiums recognized on mortgage sales for the quarter which are up $213 thousand, or 191.89% at $324 thousand when comparing the first nine months of 2009 to the same period in 2008, which came in at $111 thousand.

Losses on security sales were $1.169 million for the three months ended September 30, 2009 compared to gains of $7 thousand for the comparable period in 2008, a decrease of $1.176 million. This variance is primarily due to a $1.229 million loss on the sale of a security that was sold due to a credit rating that had fallen below investment grade in July 2009.

Losses on security sales were $651 thousand for the nine months ended September 30, 2009 compared to gains of $23 thousand for the comparable period in 2008, a decrease of $674 thousand.  The decrease is again due to $1.229 million loss on the sale of a security that was sold due to a credit rating that had fallen below investment grade. This was somewhat offset by a merger transaction discussed in the second quarter in which an exchange of one of the Company’s common stock for common stock in the surviving entity. The transaction was structured so that 60% of the resulting company shares were recognized in cash and 40% were exchanged for shares in the new company. The result of this transaction was the realization of a $248 thousand gain in the second quarter of 2009.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the first nine months of 2009 to record other than temporary impairment charges in relation to two equity positions held by the Company. The amount of impairment charged against income for the nine months ended September 30, 2009 was $136 thousand as compared to similar charges for the period ended September 30, 2008 of $5.134 million. There were no impairment charges against income for the quarter ended September 30, 2009 compared to similar charges for the quarter ended September 30, 2008 of $4.869 million taken in relation to preferred equity positions held in Freddie Mac and Lehman Brothers. These securities will be monitored in future quarters for any further deterioration.

Other Operating Expenses:

Total other expenses increased 7.33%, or $211 thousand, to $2.942 million during the three months ended September 30, 2009 compared to $2.731 million for the comparable period in 2008.

Total other expenses increased 14.86%, or $1.175 million, to $9.081 million during the nine months ended September 30, 2009 compared to $7.906 million for the comparable period in 2008.

Components of other expenses are as follows:

Salaries and benefits increased 5.67%, or $74 thousand, to $1.380 million for the three months ended September 30, 2009 compared to $1.306 million for the same period in 2008. A partial contributor to the increase is additional branch staff in the current period when compared to the comparable period in 2008. The Glenburn Township branch location was opened in the fourth quarter of 2008 and thus the employment costs associated with this office would not have been incurred in this same period for 2008. Salaries and benefits are within the third quarter 2009 budgeted amounts.

Salaries and benefits increased 12.07%, or $440 thousand, to $4.086 million for the nine months ended September 30, 2009 compared to $3.646 million for the same period in 2008, also as a result of additional branch staff between the two periods as well as the addition of other support staff as the Company continues to grow. The full-time equivalent number of employees was 125 as of September 30, 2009 compared to 116 as of September 30, 2008.

Occupancy expenses increased $16 thousand, or 9.25%, for the three month period ended September 30, 2009, to $189 thousand, compared to $173 thousand for the same period in 2008.  This is considered to be in line, and actually below budgeted expectations. Costs associated with the operation of an additional branch in Glenburn Township when comparing the current quarter to the same period in 2008 is the reason for this variance.

Occupancy expense also increased $83 thousand, or 15.23%, for the nine month period ended September 30, 2009, to $628 thousand, compared to $545 thousand for the nine month period ended September 30, 2008. Higher costs associated with winter maintenance of buildings (snow removal, salting, etc.), as well as the fact that one additional property in Glenburn Township is now being maintained accounts for the variance in this expense category for 2009. Year to date occupancy costs are also within budget for the year to date period ended September 30, 2009.

Equipment expense increased $18 thousand, or 15.38%, for the three month period ended September 30, 2009, to $135 thousand, compared to $117 thousand for the same period in 2008. Increased depreciation expense in relation to new office equipment and computer equipment accounts for $11 thousand of the difference between periods. Repairs to that equipment in the amount of $6 thousand account for nearly the remainder of the variance. This variance is considered to be immaterial and is within budget expectations.

Equipment expense increased $54 thousand, or 15.17%, for the nine month period ended September 30, 2009, to $410 thousand, compared to $356 thousand for the nine month period ended September 30, 2008.  Again, increased depreciation expense in relation to new office equipment and computer equipment accounts for $38 thousand of the difference between periods. The year to date variance is considered to be immaterial and is also within budget expectations.

FDIC insurance and assessments were up $115 thousand, or 179.69% for the three months ended September 30, 2009, to $179 thousand when compared to $64 thousand for the same period in 2008. The increase in FDIC assessments for 2009 is discussed in more detail in Note 10 to the consolidated financial statements included in this document.

Increases to FDIC insurance and assessments had a significant effect on the year to date figure which increased to $723 thousand for the nine months ended September 30, 2009 when compared to $139 thousand for the same period in 2008. Increased assessment rates for 2009 as well as a $210,000 special assessment incurred as of June 30, 2009 was previously discussed in Note 9 to the consolidated financial statements included in this document.

Professional fees and outside services increased $19 thousand, or 15.20%, in the three months ended September 30, 2009 to $144 thousand, compared to $125 thousand for the three month period ended September 30, 2008. Costs associated with one time professional services incurred in the third quarter of 2009 more than accounted for this variance. Those services were in conjunction with a large commercial credit which had deteriorated to the point where the ultimate satisfaction of the credit was doubtful.  The Company did not incur similar costs in the third quarter of 2008.

Professional fees and outside services increased $10 thousand, or 2.44%, in the nine months ended September 30, 2009 to $420 thousand, compared to $410 thousand for the same nine month period ended September 30, 2008. This increase is considered immaterial.

Computer services and supplies decreased $27 thousand, or 10.27%, for the three months ended September 30, 2009, to $236 thousand, compared to $263 thousand for the comparable period in 2008.  This decrease is primarily the result of timing differences as fewer new technologies were implemented in the third quarter of 2009.

Computer services and supplies increased $38 thousand, or 5.25%, for the nine months ended September 30, 2009, to $762 thousand, compared to $724 thousand for the comparable period in 2008. This increase is considered to be line with budget expectations, and is in fact slightly below projections for the third quarter of 2009. Increases were expected as the Company works to implement new technologies to its information technologies department.

Taxes, other than payroll and income, increased slightly at $2 thousand, or 2.33%, to $88 thousand for the three months ended September 30, 2009 compared to $86 thousand for the same period in 2008. The increase is considered to be immaterial.

Taxes, other than payroll and income, increased $35 thousand, or 13.31%, to $298 thousand for the nine months ended September 30, 2009 compared to $263 thousand for the same period in 2008. The majority of this variance was incurred in the first half of 2009. The increase for the nine months ended September 30, 2009 is due to shares tax paid by the Company. The shares tax accounts for a $35 thousand variance when comparing the two periods for 2009 and it is the same variance reported as of June 30, 2009.

Amortization expense-deposit acquisition premiums remained flat at $65 thousand for the three months ended September 30, 2009 compared to the same period in 2008.

Amortization expense-deposit acquisition premiums also remained flat at $194 thousand for the nine months ended September 30, 2009 when compared to the same period in 2008.

Stationary and printing supplies decreased $9 thousand, or 9.68%, to $84 thousand for the three months ended September 30, 2009 compared to $93 thousand for the same period in 2008. This variance was within budget expectations.

Stationary and printing supplies increased $4 thousand, or 1.52%, to $267 thousand for the nine months ended September 30, 2009 compared to $263 thousand for the same period in 2008. This variance was within budget expectations.

All other operating expenses increased $3 thousand, or 0.68%, to $442 thousand in the three months ended September 30, 2009, compared to $439 thousand for the same three month period in 2008.  The increase is considered to be immaterial.

All other operating expenses decreased $73 thousand, or 5.34%, to $1.293 million for the nine month period ended September 30, 2009, compared to $1.366 million for the same nine month period in 2008. The decrease is due to the elimination in 2009 of costs incurred in 2008 related to a commercial property in which a deed in lieu of foreclosure was taken. Overall costs associated with other real estate owned by the Company decreased for the nine months ended September 30, 2009 by $213 thousand when compared to the same period in 2008. The favorable variance was offset by an increase to marketing expenses which increased $121 thousand for the nine months ended September 30, 2009 when compared to the same period in 2008.

Income Tax Provision:

The Corporation recorded an income tax benefit of $23 thousand, or 3.01% of pre-tax income, and $1.159 million, or 42.53% of pre-tax loss, respectively for the quarters ended September 30, 2009 and 2008, respectively.

The Corporation recorded an income tax provision of $527 thousand, or 12.89% of income, and an income tax benefit of $264 thousand, or 20.48% of income, for the nine months ended September 30, 2009 and 2008, respectively.  The fluctuations in effective tax rates between the periods is primarily due to the relationship of tax-exempt income to pre-tax income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has now been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. The current environment could persist until such a time that inflation becomes a threat and/or the unemployment situation lessens. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin (see previous discussions). As of September 30, 2009, the Bank is currently showing more sensitivity to an upward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 21.34%, or $3.728 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 7.96% or $1.391 million is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank is outside the guidelines established by the Bank’s asset/liability policy for interest rate sensitivity testing. The variances are however within policy guidelines when tested over two full years. The percentage variances show a net interest income decrease of 18.65% when tested up 200 basis points and an increase of 2.71% when tested down 200 basis points. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.  To mitigate exposure to rising rates, the Bank has worked to shorten the duration on the asset side of the balance sheet to allow for flexibility to reinvest at the higher rates.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2008, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 1A.  Risk Factors

No changes from those previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2009 – July 31, 2009	0	$0	0	65,751
August 1, 2009 – August 31, 2009	0	$0	0	65,751
September 1, 2009 – September 30, 2009	0	$0	0	65,751
TOTAL	0	$0	0

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/	Richard S. Lochen, Jr.
Richard S. Lochen, Jr., President
Date:	November 9, 2009

By/s/	Frederick J. Malloy
Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:	November 9, 2009

By/s/	Debra E. Dissinger
Executive Vice President/Principal Financial Officer
Date:	November 9, 2009