Form 10-K
period 2009-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2010-03-15
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
The aggregate market value of voting stock held by non-affiliates of the registrant is $51,233,335 as of June 30, 2009.

The aggregate dollar amount of the voting stock set forth equals the number of shares of the registrant’s Common Stock outstanding, reduced by the amount of Common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last sale price for the registrant’s Common Stock at June 30, 2009. The information provided shall in no way be construed as an admission that the officer, director, or 10% shareholder in the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purpose of the Securities and Exchange Commission.

Number of shares outstanding as of February 26, 2010	COMMON STOCK ($2 Par Value) (Title of Class)	3,136,156 (Outstanding Shares)
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

OPERATING SEGMENTS
The Company has one reportable operating segment, Community Banking, which consists of commercial and retail banking, and other non-reportable operating segments, as described in Note 1 of the Notes to Consolidated Financial Statements included on page 58 of this Report. The Segment Reporting information in Note 1 is incorporated by reference into this Item 1.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2009, PFSC’s ratio of Tier 1 capital to risk-weighted assets stood at 12.30% and its ratio of total capital to risk-weighted assets stood at 13.18%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. As of December 31, 2009, the Company’s leverage-capital ratio was 9.92%.

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

FDIC Insurance Assessments
As a FDIC member institution, PNB’s deposits are insured to a maximum of $250,000 per depositor through the Bank Insurance Fund (“BIF”) that is administered by the FDIC and each institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the financing corporate bonds. On September 30, 1996, as part of the Omnibus Budget Act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund (“SAIF”) and provided that BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF deposits and SAIF deposits were subject to the same assessment for FICO bonds. The FICO assessment for PNB for 2009 was $0.0104 for each $100 of BIF deposits.

The FDIC adopted a risk-based deposit insurance assessment system that requires all FDIC-insured institutions to pay quarterly premiums beginning in 2007.  Annual premiums range from 12 and 14 basis points of deposits for well-capitalized banks with the highest examination ratings to 50 basis points for undercapitalized institutions. In 2007 and through the second quarter of 2008, the Bank was able to offset the premium with an assessment credit of $218,000 for premiums paid prior to 1996. Since the extinguishment of that assessment credit, the Bank has seen an increase in the premium paid to the levels stated for well-capitalized banks and the FDIC assessment for PNB for 2009 was $0.12659 for each $100 of BIF deposits.

Entering 2009, the Company anticipated a significant increase in the cost of federal deposit insurance from the previous level of five to seven basis points to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter.  The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts in excess of $250,000 (“TLGP”) and senior unsecured debt of a bank or its holding company. The Bank elected to opt out of the debt guarantee program but opted into the deposit guarantee program. The additional premium paid in 2009 under the TLGP was $.00108 for each $100 of transaction account deposits in excess of $250,000.  The FDIC also collected a special assessment of 5 basis points based on total assets less Tier 1 capital as reported in the Call Report dated June 30, 2009.  This special assessment was payable on September 30, 2009 and was in the amount of $210,000.

Finally, in 2009 the FDIC adopted a rule whereby banks would prepay three years of FDIC premiums with the December 31, 2009 assessment. The FDIC assessment through December 31, 2010 is based on the annualized rate of $0.14892 for each $100 of BIF deposits and that is increased 3 basis points to $0.17892 for each $100 of BIF deposits for the entirety of 2011 and 2012 with a 5 percent growth rate projected for the deposit base.

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

Residential mortgage products include adjustable-rate as well as conventional fixed-rate loans. Terms vary from 1, 5, and 10-year adjustable rate loans to 5, 10, 15, 20, and 30-year fully amortized fixed rate loans. Bi-weekly payment plans are also available. Personal secured and unsecured revolving lines of credit with variable interest rates and principal amounts ranging from $1,000 to $10,000 are offered to credit-worthy customers. The largest segment of PNB’s installment loan portfolio is fixed-rate loans. Most are secured either by automobiles, motorcycles, snowmobiles, boats, other personal property, or by liens filed against real estate. These loans are generally available in terms of up to 15 years with automobile loans having maturities of up to 60 months and real estate loans having maturities up to 15 years. Loans secured by other collateral usually require a maturity of less than 60 months. Home equity products include both fixed-rate term products and also an open-end revolving line of credit with a maximum loan-to-value ratio of 80% of current appraisal value. A special MGIC program now offered through the Bank, allows for loans of up to 95% of the appreciated value for qualified applicants. Credit checks, credit scoring, and debt-to-income ratios within preset parameters are used to qualify borrowers.

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

Loan growth remained steady in 2009 when compared to 2008 and 2007.  Industry standard debt-to-income ratios and credit checks are used to qualify borrowers on all consumer loans. Managers, assistant managers, and customer service officers have retail lending authorities at each of the full-service branch office locations. PNB has centralized loan administration at its operations/administrative offices where mortgage underwriting and loan review and analysis take place.

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

Deposit Activities
PNB offers a full range of deposit and banking services including:
•	commercial accounts such as checking products, cash management services remote deposit capture (“RDC”), automated clearing house (“ACH”) originations
•	retirement accounts such as Individual Retirement Accounts (“IRA”)
•	consumer interest bearing deposit services such as certificates of deposit, money market accounts, NOW accounts, and savings accounts
•	a variety of ancillary checking account products such as automated teller machines (“ATM’s”), point of sale (“POS”), as well as other miscellaneous services

These miscellaneous services would include:
•	safe deposit boxes;
•	night depository services;
•	merchant credit cards;
•	direct deposit of payroll and other checks;
•	U.S. Savings Bonds;
•	official bank checks; and
•	money orders.

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

CRITICAL ACCOUNTING POLICIES
Disclosure of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis for these issues, including the provision and allowance for loan losses, which are located in Note 3 to the Consolidated Financial Statements; the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans; determination of other-than-temporary impairment losses on securities, which is located in Note 2 to the Consolidated Financial Statements; the valuation of deferred tax assets, which is located in Note 9 to the consolidated financial statements; and the potential impairment of restricted stock, which is located in Note 1 to the consolidated financial statements.

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

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of December 31, 2009 the Company does not intend to sell or more likely than not, be required to sell these securities.  Management believes that the unrealized losses represent temporary impairment of the securities.

The deferred income taxes reflect temporary differences in the recognition of the revenue and expenses for tax reporting and financial sttement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes.  Although realization is not assured, the Company believes it is more likely than not that all deferred tax assets will be realized.

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2009 and December 31, 2008, our FHLB stock totaled $2.771 million and $2.559 million, respectively.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2009 and 2008, respectively. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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
At December 31, 2009, our lending limit per borrower was approximately $6,834,000 or approximately 15% of our unimpaired capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer.  Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We may engage in loan participations with other banks for loans in excess of our legal lending limits.  However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2 PROPERTIES

PNB has four full-service banking offices in Susquehanna County that are located in:
•	Borough of Susquehanna Depot;
•	Hallstead Plaza, Great Bend Township;
•	Borough of Hop Bottom; and
•	Montrose, Bridgewater Township.

PNB has three full-service banking offices in Wyoming County that are located in:
•	Borough of Nicholson;
•	Meshoppen Township; and
•	Tunkhannock Borough.

PNB entered into Lackawanna in 2008 with a de novo branch in Glenburn.  The Lackawanna County location is:
•	Glenburn Township.

PNB has three full-service banking offices in Broome County, New York that are located in:
•	Town of Conklin;
•	Town of Chenango; and
•	Village of Deposit.

The administrative/operations office of the Company and PNB is located at 82 Franklin Avenue, Hallstead, Pennsylvania. The following departments are located at that office:
•	commercial, mortgage and consumer lending operations;
•	executive offices;
•	marketing department;
•	human resources department;
•	deposit account support services;
•	data processing services; and
•	corporate accounting.

All offices are owned in fee title by PNB with the exception of the Hallstead Plaza, Meshoppen and Town of Chenango offices. The Hallstead Plaza and Meshoppen offices are subject to ground leases; and the Front Street office is subject to a building lease. Each lease is either long-term expiring in September 2028 or includes renewal options. Current lease payments range from $3,296 to $38,496 annually. The leases provide that the Bank pay property taxes, insurance, and maintenance costs. Ten of the twelve offices provide drive-up banking services and nine offices have 24-hour ATM services.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is not listed on an exchange or quoted on the National Association of Securities Dealers, Inc. Automated Quotation system (NASDAQ). The Company’s common stock is traded sporadically in the over-the-counter market and, accordingly, there is no established public trading market at this time. The Company’s stock is listed on the OTC Bulletin Board under the symbol PFIS. The cusip number is 711040-10-5. The investment firms of Boenning & Scattergood, Inc. from West Conshohocken, Pennsylvania, and Stifel Nicolaus from Livingston, New Jersey, make a limited market in the Company’s common stock. The Company, and previously the Bank, have continuously paid dividends for more than 100 years and it is the intention to pay dividends in the future. However, future dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors at the time that the Board of Directors considers dividend payments. As of December 31, 2009, there were 27,449 outstanding options to purchase the Company’s common stock. See Note 8 of the Consolidated Financial Statements for more information. Book value of common stock at December 31, 2009, was $14.34 and on December 31, 2008, it was $12.69. As of December 31, 2009, the Company had approximately 1,087 shareholders of record. At such date, 3,136,156 shares of Common Stock were outstanding.

The following table reflects high and low bid prices for shares of the Company’s Common Stock to the extent such information is available, and the dividends declared with respect thereto during the preceding two years.

COMPANY STOCK
	2009			2008
	Price Range		Dividends	Price Range		Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$17.00	$18.50	$.19	$22.00	$26.30	$.19
Second Quarter	$16.75	$17.40	$.19	$22.50	$25.05	$.19
Third Quarter	$16.90	$17.40	$.19	$22.35	$25.50	$.19
Fourth Quarter	$16.80	$18.25	$.19	$18.05	$24.00	$.19

The following table discloses the number of outstanding options, warrants and rights granted by the Company to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans {excluding securities reflected in column (a) }*
Equity compensation plans approved by stockholders	27,449	$22.43	65,751
Equity compensation plans not approved by stockholders	0	0	0
Total	27,449	$22.43	65,751

* Securities for future issuance are reserved and issued at the discretion of the Board of Directors on an annual basis.

The following table discloses the purchases made by the Company of shares of its common stock in the fourth quarter of 2009.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2009 – October 31, 2009	0	$0	0	65,751
November 1, 2009 – November 30, 2009	0	0	0	65,751
December 1, 2009 – December 31, 2009	0	0	0	65,751
Total	0	$0	0	65,751

(1) On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Corporation’s common stock outstanding from shareholders.

The performance graph formerly included in the Company’s Proxy Statement can now be found in the Company’s Annual Report to its shareholders.

ITEM 6 SELECTED FINANCIAL DATA

Consolidated Financial Highlights	At and For the Years Ended December 31,
	2009		2008		2007		2006		2005
(Dollars In Thousands, except Per Share Data)
Net Income	$5,049		$3,039		$4,871		$4,129		$4,476
Return on Average Assets	1.07%		0.68%		1.17%		1.03%		1.16%
Return on Average Equity	12.62%		7.53%		11.85%		10.55%		11.37%

Shareholders' Value
Earnings per Share, Basic	$1.61		$0.97		$1.55		$1.31		$1.42
Earnings per Share, Diluted	1.61		0.97		1.55		1.31		1.41
Regular Cash Dividends	0.76		0.76		0.76		0.76		0.76
Special Cash Dividends	0.00		0.00		0.00		0.00		1.00
Book Value	14.34		12.69		13.64		13.16		12.55
Market Value at End of the Year	18.05		18.05		26.30		26.00		31.45
Market Value/Book Value Ratio	125.87%		142.24%		192.82%		197.57%		250.60%
Price Earnings Multiple	11.21	X	18.61	X	16.97	X	19.85	X	22.14	X
Dividend Payout Ratio	47.16%		78.35%		48.92%		57.93%		53.50%
Dividend Yield	4.21%		4.21%		2.89%		2.94%		2.42%

Safety and Soundness
Stockholders' Equity/Asset Ratio	8.71%		8.41%		9.85%		9.91%		10.13%
Allowance for Loan Loss as a Percent of Loans	0.99%		0.95%		0.84%		0.66%		0.92%
Net Charge Offs/Total Loans	0.42%		0.05%		(0.13%)		0.33%		0.29%
Allowance for Loan Loss/Nonaccrual Loans	132.00%		498.67%		620.51%		402.70%		206.62%
Allowance for Loan Loss/Non-performing Loans	100.33%		58.68%		620.51%		248.89%		183.74%

Balance Sheet Highlights
Total Assets	$516,483		$472,376		$434,434		$416,268		$391,198
Total Investments	130,506		107,589		109,471		107,788		105,778
Net Loans	332,966		313,606		288,601		269,383		256,870
Allowance for Loan Losses	3,337		3,002		2,451		1,792		2,375
Short-term Borrowings	20,439		18,432		22,848		12,574		17,842
Long-term Borrowings	38,750		39,691		38,534		36,525		34,770
Total Deposits	410,038		371,268		327,430		323,613		296,962
Stockholders' Equity	44,970		39,720		42,805		41,240		39,616

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This consolidated review and analysis of Peoples Financial Services Corp. (the Company) is intended to assist the reader in evaluating the Company’s performance for the years ending December 31 2009, 2008, and 2007. The information should be read in conjunction with the consolidated financial statements and the accompanying notes to those statements.

Peoples Financial Services Corp. (the Company) is the one-bank holding company of Peoples National Bank (the Bank), which is wholly owned by the Company. The Company and the Bank derive their primary income from the operation of a commercial bank, including earning interest on loans and investment securities. The Bank incurs interest expense in relation to deposits and other borrowings. The Bank operates eleven full-service branches in the Hallstead Shopping Plaza, Hop Bottom, Montrose, Susquehanna, Nicholson, Tunkhannock, Meshoppen, and Glenburn, Pennsylvania and Conklin, Village of Deposit and Town of Chenango, Broome County, New York. The Bank has on-site automated teller machines at all offices except Hop Bottom and Meshoppen. The administrative offices and operations offices are located in Hallstead, Pennsylvania. Principal market areas are Susquehanna, Wyoming Counties and northern Lackawanna County in Pennsylvania and the Southern Tier of Broome County, New York and the bordering areas of those counties. As of December 31, 2009, the Bank employed 117 full-time employees and 22 part-time employees.

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

In determining the necessity of recording an other-than-temporary impairment on securities owned by the Company, four main characteristics are considered;  the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions, and whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Company believes that the unrealized losses, at December 31, 2009 and 2008 represent temporary impairment of the securities.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of December 31, 2009 and 2008, consists of the common stock of Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with ASC Topic 942, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

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

The following table shows the net interest income on a fully-tax-equivalent basis for each of the three years ended December 2009, 2008, and 2007.

TABLE 1

Net Interest Income
(In Thousands)

	Year-Ended December 31,
	2009	2008	2007
Total Interest Income	$24,273	$25,479	$24,611
Tax Exempt Loans	496	518	486
Non-Taxable Securities	1,091	892	885
Total Tax Equivalent Adjustment	1,587	1,410	1,371
Total Tax Equivalent Interest Income	25,860	26,889	25,982
Total Interest Expense	7,258	9,154	11,105
Net Interest Income (Fully Tax Equivalent Basis)	$18,602	$17,735	$14,877

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
(In Thousands)

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Average		Yield/	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real Estate	$119,062	$7,186	6.04%	$117,635	$7,602	6.46%	$115,490	$7,615	6.59%
Installment	18,236	1,116	6.12%	16,815	1,303	7.75%	17,143	1,442	8.41%
Commercial	161,762	10,143	6.27%	140,903	9,917	7.04%	123,854	9,424	7.61%
Tax Exempt (1)	22,516	962	6.48%	22,913	1,005	6.65%	21,165	943	6.75%
Other Loans	506	39	7.71%	469	44	9.38%	467	57	12.21%
Total Loans (1)	322,082	19,446	6.19%	298,735	19,871	6.83%	278,119	19,481	7.18%
Investment Securities (2)
Taxable	53,945	2,675	4.96%	67,897	3,771	5.55%	65,438	3,351	5.12%
Non-Taxable (1)	52,326	2,118	6.13%	42,859	1,731	6.12%	44,192	1,717	5.89%
Total Securities (1)	106,271	4,793	5.54%	110,756	5,502	5.77%	109,630	5,068	5.43%
Time Deposits With Other Banks	1,408	17	1.21%	1,186	26	2.19%	315	18	5.71%
Fed Funds Sold	9,617	17	0.18%	6,817	80	1.17%	723	44	6.09%
Total Earning Assets (1)	439,378	24,273	5.89%	417,494	25,479	6.44%	388,787	24,611	6.68%
Less: Allowance for Loan Losses	(2,969)			(2,599)			(2,025)
Cash and Due from Banks	6,302			6,851			6,639
Premises and Equipment, Net	6,507			6,227			5,712
Other Assets	21,642			19,741			17,690
Total Assets	$470,860			$447,714			$416,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest Bearing Demand	$35,697	324	0.91%	$28,871	284	0.98%	$25,341	290	1.14%
Regular Savings	130,652	1,696	1.30%	94,019	1,219	1.30%	106,969	3,311	3.10%
Money Market Savings	32,771	343	1.05%	33,858	600	1.77%	35,355	1,089	3.08%
Time	106,353	2,965	2.79%	132,313	4,923	3.72%	102,643	4,329	4.22%
Total Interest Bearing Deposits	305,473	5,328	1.74%	289,061	7,026	2.43%	270,308	9,019	3.34%
Other Borrowings	59,141	1,930	3.26%	58,368	2,128	3.65%	50,183	2,086	4.16%
Total Interest Bearing Liabilities	364,614	7,258	1.99%	347,429	9,154	2.63%	320,491	11,105	3.46%
Net Interest Spread (1)		$17,015	3.90%		$16,325	3.81%		$13,506	3.22%
Non-Interest Bearing
Demand Deposits	63,325			56,778			52,613
Accrued Expenses and
Other Liabilities	2,916			3,173			2,604
Stockholders’ Equity	40,005			40,334			41,095
Total Liabilities and
Stockholders’ Equity	$470,860			$447,714			$416,803
Interest Income/Earning Assets (1)			5.89%			6.44%			6.68%
Interest Expense/Earning Assets			1.65%			2.19%			2.86%
Net Interest Margin (1)			4.23%			4.25%			3.82%

(1)	Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.
(2)	Includes investment in restricted stock at cost.

TABLE 3

Rate/Volume Analysis of Changes in Net Interest Income
(In Thousands)

	2009 to 2008			2008 to 2007
	Increase (Decrease)	Change Due to Rate	Volume	Increase (Decrease)	Change Due to Rate	Volume
Interest Income
Real Estate Loans	$(416)	$(502)	$86	$(13)	$(152)	$139
Installment Loans	(187)	(274)	87	(139)	(114)	(25)
Commercial Loans	226	(1,082)	1,308	493	(707)	1,200
Tax Exempt Loans	(43)	(26)	(17)	62	(15)	77
Other Loans	(5)	(8)	3	(13)	(13)	0
Total Loans	(425)	(1,892)	1,467	390	(1,001)	1,391
Investment Securities
Taxable	(1,096)	(404)	(692)	420	283	137
Non-Taxable	387	4	383	14	68	(54)
Total Securities	(709)	(400)	(309)	434	351	83
Time Deposits with Other Banks	(9)	(12)	3	8	(11)	19
Fed Funds Sold	(63)	(68)	5	36	(36)	72
Total Interest Income	(1,206)	(2,372)	1,166	868	(697)	1,565
Interest Expense
Interest Bearing Demand Deposits	40	(22)	62	(6)	(41)	35
Regular Savings Deposits	477	1	476	(2,092)	(1,924)	(168)
Money Market Savings Deposits	(257)	(246)	(11)	(489)	(462)	(27)
Time Deposits	(1,958)	(1,234)	(724)	594	(510)	1,104
Total Interest Bearing Deposits	(1,698)	(1,501)	(197)	(1,993)	(2,937)	944
Other Borrowings	(198)	(223)	25	42	(256)	298
Total Interest Expense	(1,896)	(1,724)	(172)	(1,951)	(3,193)	1,242

Net Interest Spread	$690	$(648)	$1,338	$2,819	$2,496	$323

Interest income on total loans decreased in 2009. This decrease of $425,000 is shown in Table 3. The table shows that there was an increase of $1,467,000 due to volume and the drop in interest rates contributed a decrease in income of $1,892,000 in 2009. This compares to an increase of $1,391,000 due to volume and a decrease of $1,001,000 due to rates in 2008.  Lower interest rates in 2009 had a severe impact on the Bank’s interest income mitigated somewhat by loan growth.  To view the loan portfolio growth numbers and interest yields see Table 2 which shows the average balance in loans increased from $298,735,000 in 2008 to $322,082,000 in 2009 while at the same time the yield on loans dropped from 6.83% in 2008 to 6.19% in 2009.

In 2009, interest income on securities decreased $709,000 year over year from 2008.  Table 3 shows that lower rates took $400,000 from interest income, and the decrease in the average balance took another $309,000 from income.  The average investments as shown in Table 2 were $106,271,000 in 2009 compared to $110,756,000 in 2008. In comparison, in 2008 interest income on securities increased $434,000 year over year with a $351,000 gain due to higher rates and an increase of $83,000 due to volume.

Interest income from federal funds sold decreased $63,000 from 2008 to 2009 because of lower rates in 2009. The change in interest income from fed funds sold in the previous year, from 2008 to 2007, was largely due to increases in balances rather than rate.  Average federal funds sold balance was $9,617,000 in 2009 compared to $6,817,000 in 2008.  Average federal funds sold were $723,000 in 2007. Interest income from time deposits with other banks also decreased $9,000 in 2009 primarily due to lower rates.

On the interest expense side, overall interest expenses decreased by $1,896,000.  Of this total, $1,724,000 was directly attributable to reductions in interest rates.  In 2008, the Bank had significant deposit growth which factored into the increase in interest bearing liabilities at a cost of $944,000 in additional interest expense for those deposits.  However, this cost was offset by $2,937,000 reduction in deposit costs from interest rate decreases.   The average balance in interest bearing deposits was $305,473,000 in 2009 as compared to $289,061,000 in 2008. Other borrowed funds costs decreased in 2009. The total decrease was $198,000 of which $25,000 was extra expense because of volume and $223,000 was saved on rate. In 2008, other borrowings expense increased $42,000. Of this increase, $298,000 was due to the growth in borrowed funds and $256,000 was saved due to lower rates.  The average balance of borrowed funds was $59,141,000 in 2009 compared to $58,368,000 in 2008.

The last line in Table 3 shows that the net interest spread increased $690,000 in 2009 compared to an increase of $2,819,000 in 2008. Table 3 shows the negative impact that rates had on net interest income in 2009 compared to the positive impact rates had on net interest income in 2008.  Net growth in deposits and loans also remained positive in both years contributing $1,338,000 in 2009 and $323,000 in 2008 to income.

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

The provision for loan losses was $1,735,000, $713,000 and $280,000 for the years 2009, 2008, and 2007, respectively. Net charge-offs for 2009 were $1,400,000 compared to $162,000 in 2008. As of December 31, 2009, the allowance for loan loss was .99% of loans and at December 31, 2008, the ratio was .95% of loans. After allocation of reserves to all non-accrual and special-mention loans, as well as applying a percentage to outstanding loans based on the loss history of such loans in each category and other qualitative factors, the opinion of management was that the allowance for loan losses was proper and sufficient.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Management believed that certain risks, primarily current economic conditions, warranted an increase in the allowance for loan losses for the year ended December 31, 2009. The ratio of allowance for loan loss to non-performing loans was 100.33% at year end 2009 compared to 58.68% at year end 2008 and 620.51% at year end 2007.

The following table analyzes the increase in total other income by comparing the years 2009, 2008 and 2007.

TABLE 4

Non-Interest Income
(In Thousands)

	Year Ended December 31,			Variance 2009		Variance 2008
	2009	2008	2007	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Customer Service Fees	$1,950	$2,006	$1,947	$(56)	(2.79%)	$59	3.03%
Investment Division Commission Income	341	411	340	(70)	(17.03%)	71	20.88%
Earnings on Investment on Life Insurance	342	296	297	46	15.54%	(1)	(0.34%)
Premiums and fees on mortgage sales	438	148	69	290	195.95%	79	114.49%
Other Income	467	458	557	9	1.97%	(99)	(17.77%)
Gains on Sale of Interest in Insurance Agency	0	0	220	0	0.00%	(220)	(100.00%)
Gains (Losses) on Security Sales	(492)	128	(122)	(620)	(484.38%)	250	(204.92%)
Other than Temporary Impairment	(206)	(5,256)	0	5,050	96.08%	(5,256)	(100.00%)
Total Other Income	$2,840	$(1,809)	$3,308	$4,649	256.99%	$(5,117)	(154.69%)

OTHER INCOME
Non-Interest Income
There was an overall increase in non-interest income of $4,649,000 in 2009.  This represents an increase of 256.99% in 2009 when compared to a loss of $1,809,000 in 2008. For comparison, there was an overall decrease in non-interest income of $5,117,000 or 154.69% in 2008 when compared to $3,308,000 in 2007.

The non-interest income items that result in these variations are as follows:

Non-interest income includes items that are not related to interest rates on loans and investments, but rather to services rendered and activities conducted in conjunction with the operation of a commercial bank. Service charges earned on deposit accounts is the largest single item in this category and represents fees related to deposit accounts including overdraft fees, minimum balance fees, and transaction fees. In 2009, service charges and fees decreased $56,000 or 2.79% to $1,950,000 compared to $2,006,000 for 2008 which was an increase of $59,000 or 3.03% from the 2007 amount of $1,947,000.

Commissions earned by the Investment Division were $341,000 in 2009 compared to $411,000 in 2008, a decrease of $70,000 or 17.03%. Investment activity slowed in 2009 as more customers sought the safety of FDIC insurance offered by bank deposits.

By comparison, commissions earned by the Investment Division were $411,000 in 2008, compared to $340,000 in 2007, an increase of $71,000, or 20.88%. As the Investment Division grew and became more established, so did the commissions earned on the assets managed. Additionally, a fee structure implemented in 2006 whereby fees on the front end were sacrificed in lieu of ongoing account management fees was responsible for this increase as the Company began to see positive results from the strategy.

Earnings on investment in life insurance were $342,000 in 2009, compared to $296,000 in 2008, an increase of $46,000 or 15.54%. While there were no additional investments in BOLI, there was a transfer of nearly $2,000,000 in BOLI investment to a new carrier in which the crediting rates applied to the insurance increased significantly.

Earnings on investment in life insurance amounted to $296,000 in 2008, compared to $297,000 in 2007, a decrease of $1,000, or 0.34%.  There were no additional investments to BOLI in 2008 and crediting rates remained steady for that period.

Premiums and fees on mortgage sales was $438,000 in 2009, compared to $148,000 in 2008, an increase of $290,000 or 195.95% when compared to 2008.  This was due to a large volume of mortgage loan sales in 2009 at premium levels when compared to 2008. Income recognized through mortgage sales has increased steadily as more customers are attracted by the rates offered by Fannie Mae.

For comparison, Premiums and fees on mortgage sales was $148,000 in 2008, compared to $69,000 in 2007, an increase of $79,000, or 114.49%.  This was also due to a larger volume of mortgage loan sales in 2008 at premium levels when compared to 2007.

Other income was $467,000 in 2009, compared to $458,000 in 2008, an increase of $9,000 or 1.97% when compared to 2008.  This increase is not considered to be significant.

By comparison, other income was $458,000 in 2008, compared to $557,000 in 2007, a decrease of $99,000, or 17.77%.  This was primarily due to income recognized through the operation of the insurance agency which was $70,000 in 2007. Insurance operations were discontinued in 2007.  This decrease accounted for the most significant portion of the overall decrease in other income in 2008.

Gain on sale of interest in insurance agency was $0 for 2009 and 2008 compared to $220,000 for 2007.  The Company realized a gain through the sale of its 20% interest in Community Bankers Insurance Agency (CBIA) in May of 2007. There was no comparable gain in 2009 or 2008. The Company does not expect the sale of the insurance agency to have a significant impact on future earnings.

In 2009, The Company had losses of $492,000 realized through sales of available-for-sale securities compared to a gain of $128,000 in 2008.  This is a decrease of $620,000 or 484.38%.  Comparing 2008 to 2007, the Company had $128,000 in realized gains through sales of available-for-sale securities compared to $122,000 realized losses in 2007.  This was an increase of $250,000 or 204.92%. The increase experienced in 2008 was due to more favorable market conditions for much of 2008.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not, will be required to sell the debt security before its anticipated recovery.  As such, a determination was made in 2009 to record other than temporary impairment charges in relation to three equity positions held by the Company in the amount of $206,000. This compares to 2008 when other than temporary impairment charges were recorded in relation to five equity positions held by the Company in the amount of $387,000, 2 preferred equity positions held in the FHLMC (“Freddie Mac’s) in the amount of $2,289,000 and 2 corporate bonds in the amount of $2,580,000. The amount of impairment charged against income for the year ended December 31, 2008 was $5,256,000. This represents an increase to income when comparing 2009 to 2008 of $5,050,000 or 96.08%. The charges are not comparable to the same period in 2007.  These, as well as all securities will be monitored in future quarters for any further deterioration.

As a result of the Emergency Economic Stabilization Act of 2008 (EESA) the resulting deferred tax asset created by the other-than-temporary impairment of the Company’s preferred equity holdings in the FHLMC did not require a valuation allowance to be recognized. The loss was determined to be ordinary for tax purposes under the EESA and any future gains realized from selling those FHLMC holdings would also be treated as ordinary for income tax purposes.  See Note 9 for further discussion of the realization of deferred tax assets, included that portion related to capital losses on equity securities.

TABLE 5

Non-Interest Expense
(In Thousands)

	Year Ended December 31,			Variance 2009		Variance 2008
	2009	2008	2007	Amount Of Change	Percent Of Change	Amount Of Change	Percent Of Change
Salaries and Benefits	$5,532	$4,831	$4,767	$701	14.51%	$64	1.34%
Occupancy Expenses	814	733	788	81	11.05%	(55)	(6.98%)
Furniture and Equipment Expense	546	493	508	53	10.75%	(15)	(2.95%)
FDIC Insurance and Assessments	900	227	151	673	296.48%	76	50.33%
Professional Fees and Outside Services	588	520	371	68	13.08%	149	40.16%
Computer Services and Supplies	1,053	970	785	83	8.56%	185	23.57%
Taxes, Other Than Payroll and Income	346	400	386	(54)	(13.50%)	14	3.63%
Impairment Charge-Other Real Estate	0	0	575	0	0.00%	(575)	(100.00%)
Amortization Expense-Deposit Premiums	258	258	255	0	0.00%	3	1.18%
Stationary and Printing Supplies	357	360	339	(3)	(0.83%)	21	6.19%
Advertising	297	201	154	96	47.76%	47	30.52%
Other Operating Expenses	1,457	1,684	1,487	(227)	(13.48%)	197	13.25%
Total Non-Interest Expense	$12,148	$10,677	$10,566	$1,471	13.78%	$111	1.05%

OTHER EXPENSES
Non-Interest Expense
Non-interest expense includes all other expenses associated with the Company. Total non-interest expense increased from $10,677,000 in 2008 to $12,148,000 in 2009. This is an increase of $1,471,000 or 13.78%. Details of the components of non-interest expense are listed below:

Salaries and related benefits is the largest expense in this category and it increased $701,000 or 14.51%, over the 2008 expense. The full-time equivalent number of employees was 125 as of December 31, 2009, compared to 120 as of December 31, 2008.  Full year employment costs associated with the Glenburn Township office as compared to 2008 when salaries and benefits for this office were only incurred in the fourth quarter as well as annual pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expenses in 2009. Furthermore, 2009 was a year of transition as a new President and Chief Executive Officer was appointed to the Company. Existing employment clauses within the exiting President and Chief Executive Officer’s contract caused the accrual of one additional year’s salary in 2009.

For comparison, salaries and related benefits increased $64,000, or 1.34%, in 2008 over 2007. The full-time equivalent number of employees was 120 as of December 31, 2008, compared to 111 as of December 31, 2007. The jump in full-time equivalent employees was the result of the new office opened in Glenburn Township late in 2008.  Aside from the increase to full-time equivalents, normal yearly pay increases and increased health insurance costs contributed to the overall increase in salary and benefit expense for 2008.

Occupancy expense increased 11.05% or $81,000 in 2009 when compared to fiscal year 2008. The largest increase in occupancy type expenses was the increase to depreciation expense and maintenance related to the new office in Glenburn Township. Such expenses associated with the new office caused an increase to occupancy expense in 2009 of $60,000 or 18.75% to $380,000 compared to $320,000 for the same period in 2008.

For comparison, in 2008 occupancy expense decreased 6.98%, or $55,000, when compared to 2007. The Company hired a new facilities manager in 2007 and one of the areas of focus was various projects aimed at improving the overall condition of Company facilities. Those projects were not duplicated in 2008, thus a savings of approximately $55,000.

Furniture and equipment expense also increased in 2009 to $546,000 or 10.75% compared to 2008 at $493,000. The increase in 2009 is in large part due to additional depreciation costs associated with equipment in service at the Glenburn Township office. Depreciation expense on furniture and equipment was $159,000 in 2009, compared to $122,000 in 2008, an increase of $37,000 or 30.33%.

For comparison, furniture and equipment expense decreased in 2008 to $493,000 or 2.95% compared to 2007 which came in at $508,000. The decrease in 2008 was due to the age of teller equipment which was put in service in 2003.  That equipment came at a substantial cost that was fully depreciated midway through 2008 and as a result, related depreciation expense on computer equipment decreased in 2008.  Depreciation expense on furniture and equipment was $386,000 in 2008 compared to $414,000 in 2007, a decrease of $28,000, or 6.76%.

FDIC insurance and assessments were $900,000 in 2009 which compares to $227,000 in 2008, an increase of $673,000 or 296.48%. The increase is due to the new risk-based deposit assessment system adopted by the FDIC beginning in 2007 whereby assessment rates were increased for all insured institutions. Under this system, all FDIC insured institutions are required to pay deposit premiums. In addition to the increased assessment rates, the FDIC levied a special one-time assessment which was payable on September 30, 2009 in the amount of $210,000. Refer to Part I, Item 1 for a discussion of FDIC Insurance and assessments.

For comparison, FDIC insurance and assessments were $227,000 in 2008 which compared to $151,000 in 2007, an increase of $76,000, or 50.33%.  This increase was also due to the new risk-based deposit assessment system adopted by the FDIC beginning in 2007. Under this system, all FDIC insured institutions are required to pay deposit premiums. The additional premiums due were offset by credits issued for premiums paid by the Company prior to 1996. Those credits for were fully depleted in the first quarter of 2008.  The increase in 2008 was also due to the new risk-based deposit assessment system adopted by the FDIC beginning in 2007.

Professional fees and outside services were $588,000 in 2009 which compares to $520,000 in 2008, an increase of $68,000, or 13.08%. This increase is not deemed to be indicative of any trends as expenses were incurred in 2009 in the amount of $72,000 which were not included in the budget. These costs were associated with consulting and review engagements.

For comparison, professional fees and outside services were $520,000 in 2008 which compared to $371,000 in 2007, an increase of $149,000, or 40.16%. This increase too was not deemed to be indicative of any trends as expenses were incurred in 2008 in the amount of $70,000 which were not included in the budget. These costs were associated to various consulting and review engagements as well as costs associated with the Delaware companies. Professional fees and outside services were budgeted at $377,000 for 2008.

Computer services and supplies is another significant component of other expenses. This category covers the expense of data processing for the Company.  In 2009, the expense was $1,053,000 compared to $970,000 in 2008, an increase of $83,000, or 8.56%.  This increase is considered to be line with budget expectations for 2009 as the Company works to implement new technologies to its information technologies department. The 2009 budget for this line item was $1,050,000.

For comparison, in 2008, computer services and supplies were $970,000 compared to $785,000 in 2007, an increase of $185,000, or 23.57%.  This increase was considered to be line with budget expectations for 2008.

Taxes, other than payroll and income decreased in 2009 by $54,000, or 13.50%, to $346,000, compared to 2008 which totaled $400,000.  This decrease is not considered to be significant and was in line with the budgeted amount of $340,000 for 2009.

For comparison, taxes, other than payroll and income, increased in 2008, to $400,000, compared to $386,000 in 2007, an increase of $14,000, or 3.63%.  This increase was not considered to be significant and it was noted that shares tax owed to Pennsylvania grew as a proportion of the overall growth in Company assets.  The Company implemented a strategy in 2007 which limited this tax burden for future periods.

Amortization expense-deposit acquisition premiums remained the same at $258,000 in 2009.

For comparison, in 2008, amortization expense-deposit acquisition premiums increased by $3,000 or 1.18%, to $258,000, compared to 2007 at $255,000.  This increase was not deemed to be material.

Stationary and printing supplies decreased by $3,000 or 0.83%, to $357,000 compared to 2008 at $360,000. A decrease was budgeted for 2009.

Stationary and printing supplies increased by $21,000 or 6.19% to $360,000 compared to 2007 at $339,000.  This increase was within budget expectations for 2008.

Advertising expense increased by $96,000 or 47.76%, to $297,000 in 2009 compared to 2008 at $201,000. An increase was budgeted for 2009 as the Company continues to increase its marketing efforts in new markets.

As a comparison, Advertising expense increased by $47,000 or 30.52% to $201,000 compared to 2007 at $154,000.  This increase was also within budget expectations for 2008 as the Company contracted with an outside advertising firm to implement a more aggressive marketing and promotional plan than in prior years.

Every other non-interest expense is in the category of other. In 2009, this expense decreased $227,000 or 13.48% to $1,457,000 compared to $1,684,000 in 2008. This line item is made up of various sundry accounts which appear to be in line with budget expectations for 2009.

In 2008, other non-interest expense increased $197,000 or 13.25% to $1,684,000 compared to $1,487,000 in 2007. As with the 2009 results for other non-interest income, this line item is made up of various sundry accounts which appear to have been in line with budget expectations for 2008.

FEDERAL INCOME TAXES
The provision for income taxes in 2009 was $923,000 compared to $87,000 in 2008 and $1,097,000 in 2007. The effective tax rate, which is the ratio of income tax expense to income before taxes, was 15% in 2009, 3% in 2008, and 18% in 2007. The tax rate for all periods was substantially less than the federal statutory rate of 34% primarily due to tax-exempt securities and tax-exempt loan income although 2008 does not compare to the previous two annual periods due to the other-than-temporary security impairments recognized in that year. As such, the effective tax rate  increased in 2009 after decreasing in 2008 relative to 2007. Please refer to Note 9 of the Notes to Consolidated Financial Statements included as part of this report for further analysis of federal income tax expense for 2009.

QUARTERLY RESULTS
Table 6 shows the quarterly results of operations for the Company for 2009 and 2008.  Interest income remained steady throughout 2009.  This was due primarily to loan balances which increased 6.17% in 2009. This helped to offset market rates and a net interest margin which decreased slightly in 2009, 4.23% as compared to 4.25% in 2008.

Interest expense decreased in the first half of 2009 as deposit balances shifted away from traditionally higher rate time deposits and into lower cost savings deposits that offer customers more flexibility and liquidity in their funds.  Average time deposits decreased to $106,000,000 for 2009 when compared to $132,000,000 in 2008. Conversely, regular savings deposits saw the average balance rise to $130,000,000 for 2009 versus $94,000,000 for 2008.

Provision for possible loan losses saw a spike up in the second quarter of 2009 due to a large commercial credit that had deteriorated to the point that the recoverability of that credit became doubtful.

Table 6 shows that fluctuations were experienced in other-than-temporary security impairments as well as gains and losses through sales of available-for-sale securities in 2009 much the same as was experienced in 2008.  This was due to activity in the financial markets which caused the sale of investments at gains or losses as well as the write down of investments in which management questioned the ultimate recoverability.

Other income and other expenses remained relatively stable throughout 2009.

TABLE 6

Quarterly Results of Operations
(In Thousands, Except for Per Share Data)

	Quarter Ended 2009
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$6,184	$6,108	$5,929	$6,052
Interest Expense	2,131	1,693	1,701	1,733
Net Interest Income	4,053	4,415	4,228	4,319
Provision for Loan Losses	165	1,040	165	365
Securities Gains (Losses)	179	339	(1,169)	159
Other Than Temporary Impairment	(76)	(60)	0	(70)
Other Income	808	1,010	811	909
Other Expense	2,921	3,218	2,942	3,067
Income Before taxes (Benefit)	1,878	1,446	763	1,885
Income Taxes (Benefit)	357	193	(23)	396
Net Income	$1,521	$1,253	$786	$1,489
Basic Earnings per share	$0.49	$0.40	$0.25	$0.47
Diluted Earnings per share	$0.49	$0.40	$0.25	$0.47
	Quarter Ended 2008
	31-Mar	30-Jun	30-Sep	31-Dec
Interest Income	$6,411	$6,308	$6,323	$6,437
Interest Expense	2,434	2,148	2,156	2,416
Net Interest Income	3,977	4,160	4,167	4,021
Provision for Loan Losses	120	135	165	293
Securities Gains (Losses)	26	(10)	7	105
Other Than Temporary Impairment	(182)	(83)	(4,869)	(122)
Other Income	754	802	866	897
Other Expense	(2,661)	(2,514)	(2,731)	(2,771)
Income (Loss) Before taxes (Benefit)	1,794	2,220	(2,725)	1,837
Income Taxes (Benefit)	(379)	(516)	1,159	(351)
Net (Loss) Income	$1,415	$1,704	$(1,566)	$1,486
Basic Earnings (Loss) per share	$0.45	$0.55	$(0.50)	$0.47
Diluted Earnings (Loss) per share	$0.45	$0.55	$(0.50)	$0.47

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY
Return on average assets (ROA) measures the Company’s net income in relation to its total average assets. The Company’s ROA for 2009 was 1.07%, compared to 0.68% in 2008.

Return on average equity (ROE) indicates how effectively the Company can generate net income on the capital invested by its stockholders. ROE is calculated by dividing net income by average stockholders’ equity.  The Company’s ROE for 2009 was 12.62%, compared to 7.53% for 2008.

FINANCIAL CONDITION
The Company’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The following table illustrates how the Company has managed its sources and uses of funds that are directly affected by outside economic factors, such as interest rate fluctuations:

TABLE 7

Sources, Uses of Funds
(In Thousands)

	2009			2008			2007
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Uses	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Real Estate Loans	$119,062	$1,427	1.21%	$117,635	$2,145	1.86%	$115,490
Consumer Loans	18,236	1,421	8.45%	16,815	(328)	(1.91%)	17,143
Commercial Loans	161,762	20,859	14.80%	140,903	17,049	13.77%	123,854
Tax Exempt Loans	22,516	(397)	(1.73%)	22,913	1,748	8.26%	21,165
Other Loans	506	37	7.89%	469	2	0.43%	467
Total Loans	322,082	23,347	7.82%	298,735	20,616	7.41%	278,119
Less Allowance for Loan Loss	(2,969)	(370)	14.24%	(2,599)	(574)	28.35%	(2,025)
Total Loans with Loan Loss	319,113	22,977	7.76%	296,136	20,042	7.26%	276,094
Taxable Securities	53,945	(13,952)	(20.55%)	67,897	2,459	3.76%	65,438
Non-Taxable Securities	52,326	9,467	22.09%	42,859	(1,333)	(3.02%)	44,192
Total Securities	106,271	(4,485)	(4.05%)	110,756	1,126	1.03%	109,630
Time Deposit with Other Banks	1,408	222	18.72%	1,186	871	276.51%	315
Fed Funds Sold	9,617	2,800	41.07%	6,817	6,094	842.88%	723
Total Uses	$436,409	$21,514	5.19%	$414,895	$28,133	7.27%	$386,762

	2009			2008			2007
	Average	Increase/(Decrease)		Average	Increase/(Decrease)		Average
Funding Sources	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Interest Bearing Demand Deposits	$35,697	$6,826	23.64%	$28,871	$3,530	13.93%	$25,341
Regular Savings Deposits	130,652	36,633	38.96%	94,019	(12,950)	(12.11%)	106,969
Money Market Savings Deposits	32,771	(1,087)	(3.21%)	33,858	(1,497)	(4.23%)	35,355
Time Deposits	106,353	(25,960)	(19.62%)	132,313	29,670	28.91%	102,643
Total Interest Bearing Deposits	305,473	16,412	5.68%	289,061	18,753	6.94%	270,308
Other Borrowings
Short-Term Funds Borrowed	19,940	3,064	18.16%	16,876	4,747	39.14%	12,129
Long-Term Funds Borrowed	39,201	(2,291)	(5.52%)	41,492	3,438	9.03%	38,054
Total Funds Borrowed	59,141	773	1.32%	58,368	8,185	16.31%	50,183
Total Deposits and Funds Borrowed	364,614	17,185	4.95%	347,429	26,938	8.41%	320,491
Other Sources, net	71,795	4,329	6.42%	67,466	1,195	1.80%	66,271
Total Sources	$436,409	$21,514	5.19%	$414,895	$28,133	7.27%	$386,762

Total Sources of funds were up $21,514,000 in average balances for 2009 which is a 5.19% increase. The primary source of the increase was in savings type deposits with an increase of $36,633,000 or 38.96%. Interest bearing demand deposits were the other big gainer and ended 2009 with an average balance of $35,697,000 compared to $28,871,000 in 2008, an increase of $6,826,000 or 23.64%.  Borrowed Funds were up $773,000 or 1.32% ending the year with an average balance of $59,141,000 compared to an average balance of $58,368,000 for 2008 and an average balance of $50,183,000 for 2007. In 2009, the Company experienced significant deposit growth from its customer base in relation to natural gas lease contracts. At the same time, short term funding rates were falling significantly based on actions of the Federal Reserve. The Company managed to retain and grow deposits by offering higher rate savings type deposits that satisfied customer needs without undue strain to its net interest margin.

On the Asset side, the increase in funding was used to fill loan demand. The average balance in loans less the loan loss allowance for 2009 was $319,113,000 compared to an average balance of $296,136,000 in 2008 and $276,094,000 in 2007.  Real estate loans were $1,427,000 or 1.21% higher in average balance in 2009 averaging $119,062,000 compared to an average balance of $117,635,000 in 2008. Commercial loans were up significantly in 2009 ending the year with an average balance of $161,762,000 which is an increase of $20,859,000 or 14.80% over the 2008 average balance of $140,903,000.  Securities ended the 2009 year with an average balance of $106,271,000 compared to $110,756,000 million in 2008, a decrease of $4,485,000 or 4.05%.

Loan Portfolio Types
In 2009, loans to commercial borrowers helped fuel the growth in net loans. Residential mortgage loans decreased only slightly with lower interest rates and mortgage finance companies making growth in this part of our loan portfolio tougher.

TABLE 8

Loan Portfolio
(In Thousands)

	December 31,
	2009	2008	2007	2006	2005
Commercial	$198,086	$178,342	$155,796	$140,931	$132,054
Residential Real Estate Mortgage	116,920	120,813	116,922	112,883	109,034
Consumer	20,802	16,988	17,889	16,947	17,780
Total Loans	335,808	316,143	290,607	270,761	258,868
Deferred Loan Fees and Costs	495	465	445	414	377
Total Loans, net of Deferred	336,303	316,608	$291,052	$271,175	$259,245
Allowance for Loan Loss	(3,337)	(3,002)	(2,451)	(1,792)	(2,375)
Net Loans	$332,966	$313,606	$288,601	$269,383	$256,870

Loans continued to increase in 2009, ending the year with $332,966,000 in net loans compared to $313,606,000 at year-end 2008, an increase of 6.17%. Commercial loans grew 11.07% to close the year at $198,086,000, compared to $178,342,000 at year-end 2008.

Residential mortgages were down 3.22% to $116,920,000, compared to $120,813,000 on December 31, 2008 a decrease of $3,893,000. Although our mortgage portfolio decreased in 2009, there was an additional $17,312,000 mortgage loans sold to Fannie Mae and FHLB.  The Bank will continue to sell mortgages on the secondary market in order to attract and retain mortgage loans by offering more competitive rates and terms.

The continued growth in commercial lending was due, in part, to a concerted effort on our part to continue to increase our exposure to this business segment.

Loan Maturities
Table 9 shows the breakdown in maturity and type of our loan portfolio, including non-accrual loans.

The Bank has 9.19% of its loans maturing within the next year. Of those maturing within one year, the majority are commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank has 31.95% of its loan portfolio maturing. The over-five-year maturity group makes up 58.86% of the portfolio.

For comparison, at December 31, 2008, the Bank had 9.09% of its loans maturing within one year. Of those maturing within one year, the majority again were commercial loans with the remainder split between mortgages and consumer loans. In the one-to-five year maturity range, the Bank had 22.61% of its portfolio. The over-five-year maturity group made up 68.30% of the portfolio.

TABLE 9

Loan Maturities
(In Thousands)

	One Year Or Less	Over One Year Within Five Years	Over Five Years	Total Loans
Commercial	$20,166	$67,733	$110,187	$198,086
Real-Estate Construction	0	0	0	0
Real-Estate Mortgage	5,946	25,985	84,989	116,920
Installment	4,747	13,577	2,478	20,802
Total	$30,859	$107,295	$197,654	$335,808

Total Loans with Predetermined Rates	$18,685	$53,100	$18,675	$90,460
Total Loans with Variable Rates	12,174	54,195	178,979	245,348
Total	$30,859	$107,295	$197,654	$335,808

TABLE 10

Non-performing Loans
(In Thousands)

	December 31,
	2009	2008	2007	2006	2005
Non-accrual	$2,528	$829	$395	$445	$1,105
Restructured	559	4,042	0	0	0
Loans Past Due 90 or More Days, Accruing Interest	239	245	91	275	0
Total Nonperforming Loans	3,326	5,116	486	720	1,105
Foreclosed Assets	5,534	5,171	4,675	5,062	117
Total Nonperforming Assets	$8,860	$10,287	$5,161	$5,782	$1,222
Nonperforming Loans to Total Loans at Period-end	0.99%	1.62%	0.17%	0.27%	0.43%
Nonperforming Assets to Period-end Loans and Foreclosed Assets	2.60%	3.20%	1.75%	2.10%	0.47%
Interest Income That Would Have Been Recorded Under Original Terms	$135	$26	$32	$84	$59
Interest Income Recorded During the Period	$43	$27	$15	$7	$9

Commitments To Lend Additional Funds	$0	$0	$0	$0	$0

Allowance for Loan Losses
The balance in the allowance for loan losses is based on management’s assessment of the risk in the loan portfolio. Allocations to specific commercial loans are made in adherence to ASC Topic 310.  These allocations are based upon the present value of expected future cash flows or the fair value of the underlying collateral. In addition, management reviews the other components of the loan portfolio through the loan review function and assigns internal grades to loans based upon the perceived risks inherent in each loan. In that determination, management reviews a number of factors including historical analysis of similar credits, delinquency reports, ratio analysis as compared to peers, concentration of credit risks, local economic conditions, and regulatory evaluation of the allowance for loan losses. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known or inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Management believed that certain risks, primarily current economic conditions, warranted an increase in the allowance for loan losses for the year ended December 31, 2009 and as such, the Company allotted $1,735,000 for provision for loan losses in 2009. This evaluation is reviewed monthly by management and by the Board of Directors. Management believes that on December 31, 2009, the allowance for loan losses was adequate to absorb potential losses in the loan portfolio. However, this judgment is subjective and a significant degradation in loan quality could require a change in the estimates and therefore, a change in net income.

The following is a summary of loans charged off, recoveries and provisions to the allowance for loan losses for the periods presented.

TABLE 11

Summary of Loan Loss Experience
(In Thousands)

	Year Ended,
	Dec 2009	Dec 2008	Dec 2007	Dec 2006	Dec 2005
Average Total Loans	$322,082	$298,735	$278,119	$267,610	$250,559

Balance at Beginning of Period	$3,002	$2,451	$1,792	$2,375	$2,739
Charge Offs
Commercial	1,367	142	0	797	633
Residential Real Estate	46	4	0	21	31
Installment	134	100	73	98	129
Total Charge Offs	1,547	246	73	916	793
Recoveries
Commercial	98	44	422	5	0
Residential Real Estate	3	2	3	5	0
Installment	46	38	27	21	37
Total Recoveries	147	84	452	31	37
Net Charge-Offs (Recoveries)	1,400	162	(379)	885	756
Provision for Loan Losses	1,735	713	280	302	392
Balance at End of Period	$3,337	$3,002	$2,451	$1,792	$2,375
Allowance for Credit Losses to Period-end Total Loans	0.99%	0.95%	0.84%	0.66%	0.92%
Allowance for Credit Losses to Non-accrual Loans	132.00%	498.67%	620.51%	402.70%	206.62%
Net Charge-Offs (Recoveries) to Average Loans	.43%	.05%	(0.14%)	0.33%	0.29%

TABLE 12

Allocation of Allowance
(In Thousands)

The following table details the allocation of the allowance for loan losses to various categories:

	Dec 2009	% of Loan Type to Total Loans	Dec 2008	% of Loan Type to Total Loans	Dec 2007	% of Loan Type to Total Loans
Commercial	$1,979	58.99%	$1,598	56.33%	$1,428	53.70%
Residential Real Estate Mortgage	610	34.82%	627	38.29%	738	40.15%
Consumer	189	6.19%	153	5.38%	285	6.15%
Non Performing	559	N/A	624	N/A	0	N/A
Total Allowance for Loan Losses	$3,337	100.00%	$3,002	100.00%	$2,451	100.00%

	Dec 2006	% of Loan Type to Total loans	Dec 2005	% of Loan Type to Total Loans
Commercial	$1,429	52.05%	$2,035	58.56%
Real Estate Mortgage	274	41.69%	286	38.11%
Consumer	89	6.26%	54	3.33%
Non Performing	0	N/A	0	N/A
Total Allowance for Loan Losses	$1,792	100.00%	$2,375	100.00%

Management believes the allowance is adequate to cover the inherent risks associated with the loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

SECURITIES
The Company’s securities portfolio is classified, in its entirety, as “available-for-sale” as shown in Table 13. Management believes that a portfolio classification of all available-for-sale allows complete flexibility in the investment portfolio. Using this classification, the Company intends to hold these securities for an indefinite amount of time but not necessarily to maturity. Such securities are carried at fair value with the unrealized holding gains or losses, net of taxes, reported in the accumulated other comprehensive loss component of the Company’s stockholders’ equity on the balance sheet. The portfolio is structured to provide maximum return on investments while providing a consistent source of liquidity and meeting strict risk standards.

Securities available-for-sale increased by $22,917,000 in 2009. The securities available-for-sale portfolio is comprised of U.S. Government Agency securities, mortgage-backed securities, high-grade municipal securities, corporate-debt securities, and equity securities. At December 31, 2009, the unrealized loss on securities available-for-sale included in stockholders’ equity totaled $2,258,000, net of tax, compared to unrealized losses of $4,755,000, net of tax, at December 31, 2008. The weighted-average maturity of the securities available-for-sale portfolio was ten years at December 31, 2009, with a weighted-average yield of 3.67%.

At December 31, 2009, the Company had 44 U.S. Government Agency securities, 61 obligations of state and political subdivisions, 5 mortgage-backed securities, 6 corporate debt securities, and 17 common equity securities in an unrealized loss position.

At December 31, 2009, 17 common equity securities had totaled unrealized losses of $364,000.  These securities have traditionally been high-performing stocks.  As a result of recent market volatility in financial stocks from news of sub-prime lending problems, as well as concerns surrounding the financial markets, liquidity and credit availability, the fair value of most of the stocks held are “under water” as of December 31, 2009, and as such, are considered to be impaired.  The Company does not invest in bank stocks with the intent to turn them over for a profit in the near-term.  We invest in those stocks that we believe to have potential to appreciate in value over the long-term, while providing for a reasonable dividend yield.  We buy and hold those stocks that we believe have potential to be an acquirer or to be acquired, providing additional value.  Stocks can be cyclical in nature and will experience some down periods.  Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains, therefore we believe that both unrealized losses and gains are likely to be temporary, when observing performance in the banking sector.

In management’s opinion, the unrealized losses on all other securities reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decreases creating an unrealized loss.

Reference should be made to Note 14 of the consolidated financial statements for further discussion of fair value. The fair value of the Company’s securities portfolio is classified as Level 1, Level 2 or Level 3. Level 1 inputs are derived from quoted prices within active markets for such securities.  The Company currently holds securities at Level 1 fair values of $1,081,000. Level 2 inputs are derived from quoted prices in inactive markets or from other observable inputs. The Company holds securities at Level 2 fair values of $129,425,000. Finally, Level 3 inputs are unobservable and based on little or no market activity. No Level 3 securities are currently held by the Company.

Level 1 securities held by the Company consist of the 17 aforementioned equity positions. The fair value of these equity positions is based on quoted prices received from the broker which are indicative of the most recent prices received by sellers of those same positions in an active market.

Level 2 securities held by the Company are debt holdings from various market sectors. A significant sector represented is the municipal markets. The value of this sector has been adversely affected from the downgrades placed on the municipal insurers by the rating agencies. The Company receives pricing for its debt holdings from a third party bond accounting service. The service evaluates pricing using a combination of data from vendors, internal pricing models as well as assistance from their own fixed income analysts and traders. From these multiple sources, the most accurate price is determined and utilized in fair value reporting.

Table 13 shows the amortized cost and average yield of securities by maturity or call date at December 31, 2009.  Since the below table is by maturity or call date, it will not match the maturity schedule in the 2009 consolidated financial statements Note 2, which is done by contractual maturity.

TABLE 13

Securities by Maturities  (Amortized Cost)
(In Thousands)

	1 Year or Less		1-5 Years		5-10 Years		Over 10 Years		Total
		Average		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Available-for-Sale
US Government Agency	$0	0.00%	$38,026	2.52%	$18,632	3.81%	$4,331	4.50%	$60,989	3.05%
State/County/Municipal Obligations	391	3.68%	7,783	3.64%	10,145	3.99%	34,517	4.21%	52,836	4.08%
Taxable Municipals	0	0.00%	723	2.33%	1,003	4.85%	493	5.79%	2,219	4.24%
Mortgage-Backed Securities-Residential	1,058	5.43%	2,100	5.48%	677	5.89%	591	6.06%	4,426	5.61%
Collateralized Mortgage Obligations	55	2.58%	96	2.59%	41	2.72%	7	2.89%	199	2.62%
Corporate/Other Securities	0	0.00%	1,000	3.00%	9,211	5.72%	1,527	1.47%	11,738	4.94%
Preferred Equity Securities	0	0.00%	0	0.00%	0	0.00%	78	0.00%	78	0.00%
Common Equity Securities	0	0.00%	0	0.00%	0	0.00%	1,442	1.65%	1,442	1.65%
TOTAL Available-for-Sale	$1,504	4.87%	$49,728	2.79%	$39,709	4.24%	$42,986	3.88%	$133,927	3.67%

Table 14 shows the balance of securities for the past three years on December 31. More details on securities can be found in Note 3 of the Consolidated Financial Statements.

TABLE 14

Securities (Fair Value)
(In Thousands)

	December 31,
	2009	2008	2007
U. S. Government/Agency Obligations	$60,465	$7,958	$2,002
State/Municipal Obligations	51,544	44,715	44,505
Taxable Municipal	2,156	3,060	1,994
Mortgage-backed Securities-Residential	4,637	30,602	42,586
Collateralized Mortgage Obligations	203	2,163	2,582
Corporate/Other Securities	10,334	16,970	11,265
Preferred Equity Securities	85	20	1,841
Common Equity Securities	1,082	2,101	2,696
Total Securities Available-for-Sale	$130,506	$107,589	$109,471

DEPOSITS
Table 15 shows average deposits and other borrowings balances and rates for 2009, 2008 and 2007. The Company experienced growth of $16,412,000 in average interest bearing deposits and $6,547,000 in average non-interest bearing deposits during 2009 compared to an increase of $18,753,000 in average interest bearing deposits and $4,165,000 in average non-interest bearing deposits in 2008.  Average savings accounts increased $36,633,000 in 2009 compared to a decrease of $12,950,000 during 2008. Management attributes the growth in savings to the increased use of the certificate of savings product as rates stayed historically low throughout 2009.  Average time deposits decreased $25,960,000 in 2009 compared to an increase of $29,670,000 in 2008 when compared to 2007.  In 2009, average other borrowings increased $773,000 ending the year with an average balance of $59,141,000 compared to an average balance of $58,368,000 in 2008.

TABLE 15

Average Deposits and Other Borrowings
(In Thousands)

	2009			2008			2007
	Amount	Rate	Diff $	Amount	Rate	Diff $	Amount	Rate
Interest Bearing Demand Deposits	$35,697	.91%	$6,826	$28,871	.98%	$3,530	$25,341	1.14%
Savings Deposits	130,652	1.30%	36,633	94,019	1.30%	(12,950)	106,969	3.10%
Money Market Savings	32,771	1.05%	(1,087)	33,858	1.77%	(1,497)	35,355	3.08%
Time Deposits	106,353	2.79%	(25,960)	132,313	3.72%	29,670	102,643	4.22%
Total Interest Bearing Deposits	305,473	1.74%	16,412	289,061	2.43%	18,753	270,308	3.34%
Other Borrowings	59,141	3.26%	773	58,368	3.65%	8,185	50,183	4.16%
Total Interest Bearing Liabilities	364,614	1.99%	17,185	347,429	2.63%	26,938	320,491	3.46%
Non-Interest Bearing Demand Deposits	63,325		6,547	56,778		4,165	52,613
Total	$427,939	1.70%	$23,732	$404,207	2.26%	$31,103	$373,104	2.98%

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

TABLE 16

Maturities
(In Thousands)

	December 31, 2009
	Amount	Percent
Three Months or Less	$4,912	24.05%
Over Three Months through Six Months	2,916	14.27%
Over Six Months through Twelve Months	3,480	17.03%
Over Twelve Months	9,121	44.65%
Total	$20,429	100.00%

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

TABLE 17

Borrowed Funds
(In Thousands)

	December 31,
	2009	2008
Other Short-Term Borrowings	$20,439	$18,432
FHLB Long-Term Borrowings	38,750	39,691
Total	$59,189	$58,123

CAPITAL ACCOUNTS
Total stockholders’ equity increased 13.22%, or $5,250,000, from year-end 2008 to finish at $44,970,000. A common ratio used to determine the effective use of capital is the return on average equity. For the year ended December 31, 2009, this ratio was 12.62%, compared to 7.53% for the year ended December 31, 2008. The Bank’s goal is to maintain a strong capital position as well as to make the best use of capital in the overall growth of the organization. At year-end 2009, the equity-to-assets ratio was 8.71%, compared to 8.41% at year-end 2008.

Compare 2009 results to those experienced in 2008 when total stockholders’ equity increased 7.21% or $3,085,000 over year-end 2007. The return on average equity for the year ended December 31, 2008 ratio was 7.53%, compared to 11.38% for the year ended December 31, 2007.  At year-end 2008, the equity-to-assets ratio was 8.41% compared to 9.85% at year-end 2007.

Net income increased capital by $5,049,000 in 2009 and dividends decreased that number by $2,381,000.  The securities portfolio increased in value by $2,497,000, net of tax in 2009. Since all of our securities are available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet.     A total of $85,000 in net treasury stock issued increased the capital account to equal the total net change.  From time to time, the Company has purchased PFSC stock in the open market or from individuals to leverage the capital account and to provide stock for our dividend reinvestment plan and stock compensation plan. During the year 2009, no shares were purchased in this manner. There were 4,975 shares issued from the treasury stock account by individuals exercising options. The investment banking firms of Boenning & Scattergood Inc. and Stifel Nicolaus have been known to make markets in PFSC common stock.

Net income increased capital by $3,039,000 in 2008 and dividends reduced that number by $2,417,000. The securities portfolio decreased in value by $3,365,000 in 2008. Again, since all of our securities were available-for-sale, changes in market values adjusted for taxes are reflected in the equity portion of the balance sheet. A total of $272,000 in net treasury stock purchases increased the capital account to equal the total net change.

The following table represents the Company’s capital position as it compares to the regulatory guidelines at December 31, 2009 and 2008.

TABLE 18

Capital Ratios

	December 31,	December 31,	Regulatory
	2009	2008	Requirement

Tier 1 capital to risk-weighted assets	12.30%	12.26%	4.00%
Total capital to risk-weighted assets	13.18%	13.10%	8.00%
Tier 1 capital to average assets-leverage ratio	9.92%	9.31%	4.00%

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

Interest rate sensitivity refers to the relationship between market interest rates and the earnings volatility of the Company due to the repricing characteristics of assets and liabilities. The responsibility for monitoring interest rate sensitivity and policy decisions has been given to the Asset/Liability Committee (ALCO) of the Bank. The tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the Interest Rate Shock Analysis. The Bank uses a software model to measure and analyze interest rate risk. In addition, an outside source completes a quarterly analysis to confirm that our internal analysis is current and correct. The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for the ALCO in performing its job. This report is monitored in an effort to “match” maturities or repricing opportunities of assets and liabilities in order to attain the maximum interest within risk tolerance policy guidelines. The statement does, although, have inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways with some categories reacting in advance of changes and some lagging behind the changes. In addition, there are estimates used in determining the actual propensity to change of certain items such as deposits without maturities.

The following sets forth the Company’s interest sensitivity analysis as of December 31, 2009:

TABLE 19

Statement of Interest Sensitivity Gap
(In Thousands)

	Maturity or Repricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest Bearing Deposits With Other Banks	$895	$0	$0	$0	$0
Federal Funds Sold	10,761	0	0	0	0
Securities	10,051	4,669	9,958	42,110	63,718
Loans	36,840	17,522	41,947	179,768	56,889
Total Rate Sensitive Assets	58,547	22,191	51,905	221,878	120,607
Cumulative Rate Sensitive Assets	58,547	80,738	132,643	354,521	475,128
RATE SENSITIVE LIABILITIES
Interest Bearing Checking	45,146	0	0	0	0
Money Market Deposits	35,986	0	0	0	0
Regular Savings	170,981	0	0	0	0
CDs and IRAs	21,618	11,800	16,768	34,801	1,103
Short-term Borrowings	20,439	0	0	0	0
Long-term Borrowings	224	227	2,963	28,920	6,416
Total Rate Sensitive Liabilities	294,394	12,027	19,731	63,721	7,519
Cumulative Rate Sensitive Liabilities	$294,394	$306,421	$326,152	$389,873	$397,392

Period Gap	$(235,847)	$10,164	$32,174	$158,157	$113,088
Cumulative Gap	(235,847)	(225,683)	(193,509)	(35,352)	77,736
Cumulative RSA to RSL	19.89%	26.35%	40.67%	90.93%	119.56%
Cumulative Gap to Total Assets	(45.66%)	(43.70%)	(37.47%)	(6.84%)	15.05%

The Federal Reserve’s Open Market Committee (FOMC) remained on hold for the entirety of 2009 with a Fed Funds target rate of 0 to 25 basis points.  The effect of this has been a very steep yield curve that has persisted throughout 2009.  The overall level of market rates is still historically low, both on the short end and the long end of the curve.  The resulting net interest margin in 2009 decreased very slightly to 4.23% when compared to the net interest margin of 4.25% for the year ended December 31, 2008. The asset side of the Company’s balance sheet has remained less reactive to rate movements. While this has presented a positive opportunity to the Company in the near-term, it also presents some challenges. As customers seek more competitive rates on their deposits, the Company has remained diligent in offering deposit alternatives for customers. This has helped to mitigate the loss of deposits to competitors.

Compare these results to 2008 when the Fed Funds rate dropped rates aggressively by a total of 425 basis points.  This was done in hopes of stemming the tide of negative economic events which began in 2007 with the sub-prime mortgage crisis and continued through 2008 as foreclosure rates skyrocketed and home values plummeted. For the year ended December 31, 2008, the overnight Fed Funds Rate was decreased a total of 425 basis points ending the year at a target rate of 0 to 25 basis points.  The overall level of market rates dropped dramatically in 2008, both on the short end and the long end of the curve.  The result was a net interest margin that rose to 4.25% for the year ended December 31, 2008 compared to 3.82% for the year ended December 31, 2007.

LIQUIDITY
The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, loan payments on existing loans or investments available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). On December 31, 2009, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $152,330,000.  During 2009, significant increases in deposits has eliminated, at least in the near term, the Company’s dependence on overnight borrowings at the Federal Home Loan Bank and provided the majority of additional cash with operating activities also contributing to liquidity. The additional deposits were used primarily to grant loans to customers.

As evidenced by the sources (uses) of funds (table 7), the interest rate sensitivity analysis (table 19) and the list of contractual obligations (table 20 which follows this section), the Company has increased its short term funding needs dramatically in 2009. This was part of a strategic initiative based on a high demand for competitive rates by deposit holders in a low rate environment. This course of action was made necessary in light of the large sums of money flowing into the region due to natural gas drilling and exploration. Many of the Company’s customers were the primary beneficiaries of those funds and the Company felt this was an opportunity to expand current customer relationships as well as attract new customers. As with all low rate environments however, customers were generally unwilling to invest long term. Short term attractive rates were offered by the Company and the result was a concentration in short term obligations and higher rate savings type deposits. The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $113,580,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $7,721,000. While the FHLB has been an inexpensive source of funds in the past, current liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity. This was accomplished in 2009 and the open lines available at the FRB increased from $1,500,000 to the current levels.

The following table represents the aggregate on-and-off balance sheet contractual obligations to make future payments.

TABLE 20

Contractual Obligations
(In Thousands)

	December 31, 2009
	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Time Deposits	$50,186	$20,468	$14,333	$1,103	$86,090
Long-term Debt	3,414	12,206	16,714	6,416	38,750
Operating Leases	90	87	62	126	365
Standby Letters of Credit	9,617	2,074	1,765	2,235	15,691
	$63,307	$34,835	$32,874	$9,880	$140,896

The Company is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity beyond those already discussed.

OFF-BALANCE-SHEET ARRANGEMENTS
The financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance-sheet instruments. Unused commitments, at December 31, 2009, totaled $54,395,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Company has no investment in or financial relationship with any unconsolidated entities that are even remotely likely to have a material effect on liquidity or the availability of capital resources.

SUBSEQUENT EVENTS
NONE.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously stated in this document, the Federal Reserve Bank remained on hold at historically low overnight rate levels in 2009.  This has caused the steep yield curve to persist which can have an effect of increasing the Bank’s earnings growth.  This is due to the payment of lower, short-term deposit interest while at the same time experiencing little or no deterioration to interest income from longer maturity loans.  With this being said, the Bank monitors this interest sensitivity on a quarterly basis.  The results of the latest simulation follow. The simulation shows a possible decrease in net interest income of 23.96%, or $4,413,000, in a +200 basis point rate shock scenario over a one-year period.  An increase of 9.83% or $1,811,000 is shown in the model at a -200 basis point rate shock.  The Bank will continue to monitor this rate sensitivity going forward.  See previous discussions on Interest Rate Sensitivity.

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
Hallstead, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  Peoples Financial Service Corp.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

ParenteBeard LLC
Allentown, Pennsylvania
March 15, 2010

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
	December 31,
	2009	2008
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$7,259	$6,174
Interest bearing deposits in other banks	895	1,782
Federal funds sold	10,761	10,577

Cash and Cash Equivalents	18,915	18,533
Securities available for sale	130,506	107,589
Loans receivable, net of allowance for loan losses 2009 $3,337; and 2008 $3,002	332,966	313,606
Investment in restricted stock, at cost	2,870	2,658
Premises and equipment, net	7,509	7,542
Accrued interest receivable	2,580	2,526
Intangible assets	560	818
Other real estate owned	5,534	5,171
Bank owned life insurance	8,253	7,911
Other assets	6,790	6,022
Total Assets	$516,483	$472,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$71,835	$55,324
Interest-bearing	338,203	315,944

Total Deposits	410,038	371,268

Short-term borrowings	20,439	18,432
Long-term borrowings	38,750	39,691
Accrued interest payable	446	1,649
Other liabilities	1,840	1,616

Total Liabilities	471,513	432,656

STOCKHOLDERS’ EQUITY
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,136,156 shares and 3,131,181 shares December 31, 2009 and 2008, respectively	6,683	6,683
Surplus	3,098	3,100
Retained earnings	42,043	39,375
Accumulated other comprehensive loss	(2,258)	(4,755)
Treasury stock, at cost, 205,095 and 210,070 shares at December 31, 2009 and 2008, respectively	(4,596)	(4,683)

Total Stockholders’ Equity	44,970	39,720

Total Liabilities and Stockholders’ Equity	$516,483	$472,376

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In Thousands, Except Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$19,446	$19,871	$19,481
Securities:
Taxable	2,675	3,771	3,351
Tax-exempt	2,118	1,731	1,717
Other	34	106	62
Total Interest Income	24,273	25,479	24,611

INTEREST EXPENSE
Deposits	5,328	7,026	9,019
Short-term borrowings	315	390	640
Long-term borrowings	1,615	1,738	1,446
Total Interest Expense	7,258	9,154	11,105

Net Interest Income	17,015	16,325	13,506

PROVISION FOR LOAN LOSSES	1,735	713	280

Net Interest Income after Provision for Loan Losses	15,280	15,612	13,226

OTHER INCOME (LOSS)
Customer service fees	1,950	2,006	1,947
Investment division commission income	341	411	340
Earnings on investment in life insurance	342	296	297
Premiums and fees on mortgage sales	438	148	69
Other income	467	458	557
Realized gain on sale of interest in insurance agency	0	0	220
Net realized gains (losses) on sales of securities available for sale	(492)	128	(122)
Other than temporary security impairments	(206)	(5,256)	0
Total Other Income (Loss)	2,840	(1,809)	3,308

OTHER EXPENSES
Salaries and employee benefits	5,532	4,831	4,767
Occupancy	814	733	788
Equipment	546	493	508
FDIC insurance and assessments	900	227	151
Professional fees and outside services	588	520	371
Computer service and supplies	1,053	970	785
Taxes, other than payroll and income	346	400	386
Impairment charge-other real estate owned	0	0	575
Amortization expense – deposit acquisition premiums	258	258	255
Stationary and printing supplies	357	360	339
Advertising	297	201	154
Other	1,457	1,684	1,487
Total Other Expenses	12,148	10,677	10,566

Income before Income Taxes	5,972	3,126	5,968
FEDERAL INCOME TAXES	923	87	1,097
Net Income	$5,049	$3,039	$4,871

EARNINGS PER SHARE
Basic	$1.61	$0.97	$1.55
Diluted	$1.61	$0.97	$1.55
Dividend Declared Per Share	$.076	$.076	$.076

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Share and Per Share Data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance - December 31, 2006	$6,683	$3,046	$36,336	$(395)	$(4,430)	$41,240
Comprehensive income:
Net income	0	0	4,871	0	0	4,871
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(995)	0	(995)
Total Comprehensive Income						3,876
Stock option expense	0	3	0	0	0	3
Cash dividends declared, ($0.76 per share)	0	0	(2,383)	0	0	(2,383)
Shares issued from treasury related to stock purchase plans (8,119 shares)	0	34	0	0	129	163
Purchase of treasury stock (3,500 shares)	0	0	0	0	(94)	(94)
Balance - December 31, 2007	6,683	3,083	38,824	(1,390)	(4,395)	42,805
Cumulative effect of adoption of new accounting principle on January 1, 2008 (Note 1)	0	0	(71)	0	0	(71)
Comprehensive loss:
Net income	0	0	3,039	0	0	3,039
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(3,365)	0	(3,365)
Total Comprehensive Loss						(326)
Stock option expense	0	1	0	0	0	1
Cash dividends declared, ($0.76 per share)	0	0	(2,417)	0	0	(2,417)
Shares issued from treasury related to stock purchase plans (12,688 shares)	0	16	0	0	218	234
Purchase of treasury stock (20,000 shares)	0	0	0	0	(506)	(506)
Balance - December 31, 2008	6,683	3,100	39,375	(4,755)	(4,683)	39,720
Comprehensive income:
Net income	0	0	5,049	0	0	5,049
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	2,497	0	2,497
Total Comprehensive Income						7,546
Cash dividends declared, ($0.76 per share)	0	0	(2,381)	0	0	(2,381)
Shares issued from treasury related to stock purchase plans (4,975 shares)	0	(2)	0	0	87	85
Balance - December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,049	$3,039	$4,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954	871	891
Provision for loan losses	1,735	713	280
Gain on sales or retirements of equipment	(5)	(1)	0
Gain on sale of other real estate owned	0	(15)	0
Impairment charge-other real estate owned	0	0	575
Amortization of securities’ premiums and accretion of discounts, net	227	145	380
Amortization of deferred loan costs	261	304	254
Gain on sale of interest in insurance agency	0	0	(220)
(Gain) loss on sales of securities available for sale, net	492	(128)	122
Other than temporary security impairment	206	5,256	0
Stock option expense	0	1	3
Deferred income tax expense (benefit)	1,514	(1,737)	(83)
Net earnings on investment in life insurance	(342)	(296)	(297)
Proceeds from the sale of loans originated for sale	22,010	6,556	6,127
Net gain on sale of loans originated for sale	(284)	(88)	(38)
Loans originated for sale	(23,064)	(6,391)	(6,166)
(Increase) decrease in assets:
Accrued interest receivable	(54)	(289)	(382)
Other assets	(3,568)	(108)	275
Increase (decrease)in liabilities:
Accrued interest payable	(1,203)	724	222
Other liabilities	224	(347)	279
Net Cash Provided by Operating Activities	4,152	8,209	7,093
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of interest in insurance agency	0	0	551
Proceeds from sale of available for sale securities	62,172	57,997	60,489
Proceeds from maturities of and principal repayments on available for sale securities	8,274	5,138	16,220
Purchase of available for sale securities	(90,505)	(71,624)	(80,401)
Net increase in loans	(20,510)	(26,198)	(19,993)
Net (increase) decrease in investments in restricted stock	(212)	617	(762)
Purchase of premises and equipment	(658)	(2,283)	(325)
Proceeds from sale or retirements of equipment	0	1	0
Proceeds from sale of other real estate	129	180	130
Net Cash Used in Investing Activities	(41,310)	(36,172)	(24,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	38,770	43,838	3,255
Proceeds from long-term borrowings	0	5,000	11,275
Repayment of long-term borrowings	(941)	(3,843)	(9,266)
Net increase (decrease) in short-term borrowings	2,007	(4,416)	10,274
Proceeds from sale of treasury stock	85	234	163
Purchase of treasury stock	0	(506)	(94)
Cash dividends paid	(2,381)	(2,417)	(2,383)
Net Cash Provided by Financing Activities	37,540	37,890	13,224
Increase (Decrease) in Cash and Cash Equivalents	382	9,927	(3,774)
CASH AND CASH EQUIVALENTS - BEGINNING	18,533	8,606	12,380
CASH AND CASH EQUIVALENTS - ENDING	$18,915	$18,533	$8,606

See notes to consolidated financial statements

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)

	Years Ended December 31,
	2009	2008	2007
		(In Thousands)
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,461	$8,430	$10,833
Income taxes paid	$815	$2,130	$805
SUPPLEMENTARY DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Foreclosed real estate acquired in settlement of loans	$492	$99	$318

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating OTTI under the rules for accounting for certain debt and equity securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Restricted Stock, at Cost

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements.  This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par.  As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants.  As of December 31, 2009 and December 31, 2008, our FHLB stock totaled $2,771,000 and $2,559,000 respectively.

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

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value.  The Company evaluates impairment quarterly.  The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	Its operating performance;
•	The severity and duration of declines in the fair value of its net assets related to its capital stock amount;
•	Its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
•	The impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
•	Its liquidity and funding position

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered.  Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2009.  Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses are recognized through a valuation allowance by charges to income.  The Company had mortgages of $770,000 and $0 held for sale at December 31, 2009 and 2008, respectively.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

The Bank has core deposit acquisition premiums, which are being amortized over an estimated life of fifteen years using the straight-line method.  These intangible assets were $560,000 and $818,000 net of accumulated amortization of $3,327,000 and $3,069,000 at December 31, 2009 and 2008, respectively.  Amortization expense was $258,000 for 2009, $258,000 for 2008 and $255,000 for 2007. Amortization expense is estimated to be $258,000 per year for the next two years and $44,000 in 2012 as the fifteen-year amortization period expires.

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

Advertising

The Company follows the policy of charging marketing and advertising costs to expense as incurred.  Advertising expense for the years ended December 31, 2009, 2008, and 2007 was $297,000, $201,000 and $154,000, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

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

The following table shows the amounts used in computing earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Income Numerator	Common Shares Denominator	EPS
	(In Thousands, Except Per Share Data)
2009:
Basic EPS	$5,049	3,134	$1.61
Dilutive effect of potential common stock, stock options (246 options)	0	0	0

Diluted EPS	$5,049	3,134	$1.61

2008:
Basic EPS	$3,039	3,128	$.97
Dilutive effect of potential common stock, stock options (4,523 options)	0	5	.00

Diluted EPS	$3,039	3,133	$.97

2007:
Basic EPS	$4,871	3,136	$1.55
Dilutive effect of potential common stock, stock options (9,984 options)	0	10	.00

Diluted EPS	$4,871	3,146	$1.55

Stock options for 22,179, 10,900, and 12,250 shares of common stock were anti-dilutive and not considered in computing diluted earnings per share for the years ended December 31, 2009, 2008, and 2007, respectively because they were considered anti-dilutive.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2009, 2008 and 2007 are as follows:
	2009	2008	2007
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$3,084	$(10,226)	$(1,629)
Reclassification adjustment for (gains) losses realized in net income	492	(128)	122
Reclassification adjustment for other than temporary impairment charges	206	5,256	0
Net Unrealized Gains (Losses)	3,782	(5,098)	(1,507)

Tax effect	(1,285)	1,733	512

Net of Tax Amount	$2,497	$(3,365)	$(995)
Stock-Based Compensation

As of December 31, 2009 and 2008, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Subsequent Events

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

New Accounting Standards

ASC Topic 105

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This topic replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  This topic is effective for interim and annual periods ending after September 15, 2009. This guidance had no impact on the Company’s consolidated financial statements upon adoption.  Where applicable, all guidance in these financial statements refers to the codification references.  ASC refers to Accounting Standards Codification and ASU refers to Accounting Standards Update.

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

The ASU is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this guidance had no effect on the Company’s consolidated financial statements.

ASU 2009-16

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.

The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2010-01

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”

This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

ASU 2010-06

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification.  Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to 2009 presentation.  Those reclassifications had no effect on net income.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES

At December 31, 2009 and 2008, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2009:
U.S. Government agencies and corporations	$60,989	$103	$(627)	$60,465
Obligations of state and political subdivisions	52,836	191	(1,483)	51,544
Taxable obligations of state and political subdivisions	2,219	20	(83)	2,156
Corporate debt securities	11,738	67	(1,471)	10,334
Mortgage-backed securities-residential	4,427	212	(2)	4,637
Collateralized mortgage obligation-residential	198	5	0	203
Preferred equity securities	78	7	(0)	85
Common equity securities	1,442	4	(364)	1,082
Total	$133,927	$609	$(4,030)	$130,506

December 31, 2008:
U.S. Government agencies and corporations	$7,891	$67	$0	$7,958
Obligations of state and political subdivisions	47,914	120	(3,319)	44,715
Taxable obligations of state and political subdivisions	3,166	0	(106)	3,060
Corporate debt securities	20,828	40	(3,898)	16,970
Mortgage-backed securities-residential	30,325	324	(47)	30,602
Collateralized mortgage obligation-residential	2,162	1	0	2,163
Preferred equity securities	78	0	(58)	20
Common equity securities	2,428	25	(352)	2,101
Total	$114,792	$577	$(7,780)	$107,589

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$0	$0
Due after one year through five years	40,771	40,366
Due after five years through ten years	31,347	29,908
Due after ten years	55,664	54,225
	127,782	124,499

Mortgage-backed securities-residential	4,427	4,637
Collateralized mortgage obligation-residential	198	203
Equity securities	1,520	1,167
	$133,927	$130,506

Proceeds from sale of available-for-sale securities during 2009, 2008 and 2007 were $62,172,000, $57,997,000, and $60,489,000, respectively.  Gross gains realized on these sales were $879,000, $412,000, and $186,000, respectively.  Gross losses on these sales were $1,371,000, $284,000, and $308,000, respectively.

Securities with a carrying value of $63,066,000 and $43,313,000 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (CONTINUED)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 (in thousands):

December 31, 2009:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Govt./Agency	$49,953	$(627)	$0	$0	$49,953	$(627)
Obligations of state and political subdivisions	23,138	(322)	8,403	(1,161)	31,541	(1,483)
Taxable obligations of state and political subdivisions	716	(7)	417	(76)	1,133	(83)
Corporate debt securities	0	0	8,809	(1,471)	8,809	(1,471)
Mortgage-backed securities-residential	114	0	121	(2)	235	(2)
Common equity securities	343	(7)	619	(357)	962	(364)
Total Temporarily Impaired Securities	$74,264	$(963)	$18,369	$(3,067)	$92,633	$(4,030)

December 31, 2008:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$34,301	$(2,376)	$2,570	$(943)	$36,871	$(3,319)
Taxable obligations of state and political subdivisions	3,060	(106)	0	0	3,060	(106)
Corporate debt securities	8,752	(2,878)	7,420	(1,020)	16,172	(3,898)
Mortgage-backed securities-residential	11,242	(41)	1,305	(6)	12,547	(47)
Preferred equity securities	20	(58)	0	0	20	(58)
Common equity securities	166	(37)	687	(315)	853	(352)
Total Temporarily Impaired Securities	$57,541	$(5,496)	$11,982	$(2,284)	$69,523	$(7,780)

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

At December 31, 2009, the Company had 44 (all less than 12 months) U.S. Government Agency securities with unrealized losses of $627,000, 61 (47 less than 12 months, 14 greater than 12 months) obligations of state and political subdivisions with unrealized losses of $1,566,000, 5 (3 less than 12 months, 2 greater than 12 months) mortgage-backed securities with unrealized losses of $2,000, 6 (all greater than 12 months) corporate debt securities with unrealized losses of $1,471,000, and 17 (2 less than 12 months, 15 greater than 12 months) common equity securities, with unrealized losses of $364,000. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of the specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decreases, creating an unrealized loss.

The Company recorded other than temporary impairments of $206,000 for the year ended December 31, 2009. These impairments were the result of writing down three common equity securities. These write-downs were measured based on public market prices. In reaching the determination to record these impairments, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge was appropriate for these securities.  The entire charge was credit related and was recorded in operations.

None of the Company’s corporate debt securities are private label trust preferred issuances.  Rather, this portfolio contains corporate bond issuances in large, national financial institutions.  The Company sold a corporate debt security (CIT Group, Inc.) in July 2009 for a $1,229,000 loss.  This security was sold due to a decline in the issuer’s rating which occurred in July 2009.

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

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit.  The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.  As of December 31, 2009, the Company does not intend to sell and more likely than not, will not be required to sell, these securities before recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

NOTE 3 - LOANS RECEIVABLE

The composition of loans receivable at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(In Thousands)
Commercial	$82,287	$71,258
Real estate:
Commercial	115,799	107,084
Residential	116,920	120,813
Consumer	20,802	16,988

	335,808	316,143
Unearned net loan origination fees and costs	495	465
Allowance for loan losses	(3,337)	(3,002)
	$332,966	$313,606

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

A summary of the transactions in the allowance for loan losses is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Balance, beginning	$3,002	$2,451	$1,792
Provision for loan losses	1,735	713	280
Recoveries	147	84	452
Loans charged off	(1,547)	(246)	(73)
Balance, ending	$3,337	$3,002	$2,451

The total recorded investment in impaired loans was $3,326,000 and $5,116,000 at December 31, 2009 and 2008, respectively.  The required allowance for loan losses on these loans was $559,000 and $624,000 at December 31, 2009 and 2008, respectively.  At December 31, 2009, impaired loans of $2,393,000 required a specific reserve of $559,000.  At December 31, 2009 and 2008, impaired loans of $933,000 and $2,324,000 respectively, did not require a specific reserve.  For the years ended December 31, 2009, 2008 and 2007, the average balance of these impaired loans was $4,184,000, $2,695,000, and $496,000, respectively.  The Company recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company will record all payments as a reduction of principal on such loans.

The recorded investment of impaired loans at December 31, 2009 and 2008 included loans on which the accrual of interest has been discontinued of $2,528,000 and $602,000 respectively.  If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2009, 2008 and 2007, would have increased approximately $135,000, $26,000 and $32,000 respectively.  The amount of interest income on these loans that was included in net income for the years ended December 31, 2009, 2008 and 2007 was $43,000, $27,000, and $15,000, respectively.

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $2,146,000 and $2,665,000 at December 31, 2009 and 2008, respectively.  Advances and repayments during 2009 totaled $482,000 and $1,001,000, respectively.  These loans are made during the ordinary course of business at the Company’s normal credit terms.  There were no related party loans that were classified as non-accrual, past due, or restructured or were considered a potential credit risk at December 31, 2009 and 2008.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

The Company has signed a participating member agreement to sell residential mortgages to Fannie Mae. The balance of loans sold as of December 31, 2009 to Fannie Mae is $27,574,000.  The Company continues to service loans that were sold to the FHLB of Pittsburgh (“FHLB”).  The agreement, with FHLB, included a maximum credit enhancement of $178,000 which the Company may be required to pay if realized losses on any of the sold mortgages exceed the amount held in the FHLB’s Spread Account.  The FHLB is funding the Spread Account at 0.25% of the outstanding balance of loans sold. The balance of loans sold as of December 31, 2009 to FHLB is $7,601,000.  The Company’s historical losses on residential mortgages have been lower than the amount being funded to the Spread Account.  As such, the Company does not anticipate recognizing any losses and accordingly, has not recorded a liability for the credit enhancement.  As compensation for the credit enhancement, the FHLB is paying the Company 0.10% of the outstanding loan balance in the portfolio on a monthly basis.

The Company retains the servicing on the loans sold to Fannie Mae and FHLB and receives a fee based upon the principal balance outstanding.  During the years ended 2009 and 2008, the Company recognized $242,000 and $60,000, respectively, of servicing assets and amortized $76,000 and $24,000, respectively. The balance outstanding was $285,000 and $119,000 at December 31, 2009 and 2008, respectively.  The fair value of the servicing assets was $285,000 and $119,000 at December 31, 2009 and 2008, respectively, and was based on market quotes for pools of the mortgages stratified by rate and maturity date.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2009 and 2008 are comprised of the following:

	2009	2008
	(In Thousands)
Land	$805	$805
Building and improvements	8,004	7,567
Furniture, fixtures and equipment	6,784	6,595

	15,593	14,967
Accumulated depreciation	(8,084)	(7,425)

	$7,509	$7,542

Depreciation expense was $696,000, $613,000, and $636,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSITS

The composition of deposits at December 31, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)
Demand:
Non-interest bearing	$71,835	$55,324
Interest bearing	81,132	64,533
Savings	170,981	87,106
Time:
$100,000 and over	20,429	47,622
Less than $100,000	65,661	116,683

	$410,038	$371,268

At December 31, 2009, the scheduled maturities of time deposits are as follows (in thousands):

2010	$50,186
2011	9,442
2012	11,026
2013	9,727
2014	4,606
Thereafter	1,103

$86,090

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings.  U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.  Short-term borrowings consisted of the following at December 31, 2009, 2008 and 2007:

	At and for the year ended December 31, 2009
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$20,148	$19,271	$21,220	1.62%
Federal Home Loan Bank	0	280	3,670	0.80%
U.S. Treasury tax and loan notes	291	451	668	0.00%
	$20,439	$20,002	$25,558	1.57%

	At and for the year ended December 31, 2008
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$17,351	$12,775	$17,351	2.10%
Federal Home Loan Bank	0	3,575	9,950	3.16%
U.S. Treasury tax and loan notes	1,081	524	1,081	1.45%
	$18,432	$16,874	$28,382	2.30%

	At and for the year ended December 31, 2007
	Ending Balance	Average Balance	Maximum Month-End Balance	Average Rate
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$10,281	$10,269	$11,722	3.01%
Federal Home Loan Bank	11,965	6,029	12,716	5.07%
U.S. Treasury tax and loan notes	602	503	1,014	4.39%
	$22,848	$16,801	$25,452	3.79%

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT-TERM BORROWINGS (CONTINUED)

The Bank has an agreement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a percentage of qualifying assets.  At December 31, 2009, the Bank had a maximum borrowing capacity for short-term and long-term advances of approximately $152,330,000 of which $38,750,000 was outstanding in short and long-term borrowings.  All advances from FHLB are secured by qualifying assets of the Bank.

Securities sold under repurchase agreements are retained under the Bank’s control at its safekeeping agent.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The weighted average interest rate on securities sold under repurchase agreements at December 31, 2009 was 1.62%.

Securities owned by the Company provide collateral for U.S. Treasury tax and loan notes.

The Bank has a $7,000,000 line of credit for the sale of federal funds with Atlantic Central Bankers Bank of which $0 was outstanding at December 31, 2009 and 2008.  These borrowings are unsecured. The Bank also has a $7,721,000 line of credit available with the Federal Reserve Bank of Philadelphia of which $0 was outstanding at December 31, 2009 and 2008. These borrowings are secured with securities owned by the Bank.

NOTE 7 - LONG-TERM BORROWINGS

Long-term debt consisted of advances from the Federal Home Loan Bank under various notes.
Due	Convertible	Strike Rate	Current Interest Rate	2009	2008
				(Dollars In Thousands)
February 2009	N/A	N/A	4.80%	$0	$70
August 2010	N/A	N/A	4.85%	2,500	2,500
September 2011	N/A	N/A	5.05%	341	523
October 2011	January 2010	8.0%	4.47%	2,500	2,500
December 2011	N/A	N/A	4.12%	3,000	3,000
September 2012	March 2010	8.0%	3.69%	5,000	5,000
January 2013	February 2010	N/A	2.67%	5,000	5,000
February 2013	March 2010	8.0%	3.59%	5,000	5,000
June 2014	March 2010	8.0%	4.47%	5,000	5,000
January 2015	January 2010	8.0%	4.31%	5,000	5,000
November 2015	N/A	N/A	4.67%	1,423	1,627
February 2016	N/A	N/A	4.86%	740	840
February 2016	N/A	N/A	4.86%	740	841
February 2017	N/A	N/A	4.99%	2,506	2,790
				$38,750	$39,691

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

On convertible rate notes, the Federal Home Loan Bank has the option to convert the notes at rates ranging from the three-month LIBOR (0.25 % at December 31, 2009) plus .15 % to plus .28 % on a quarterly basis, if greater than the applicable strike rate, commencing on the conversion date.  If converted, the Bank has the option to repay these advances at each of the option dates without penalty.

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2009 are as follows (in thousands):

2010	$3,414
2011	6,409
2012	5,797
2013	10,836
2014	5,878
Thereafter	6,416
$38,750

The notes are secured under terms of a blanket collateral agreement by a pledge of qualifying investment and mortgage-backed securities, certain mortgage loans and a lien on FHLB stock.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK PURCHASE PLANS

The Company has a stock option plan covering non-employee directors and a stock incentive plan for all officers and key employees.  The Plan is administered by a committee of the Board of Directors.  Under the Plan, 187,500 shares of common stock are reserved for possible issuance.  The number of shares available is subject to future adjustment in the event of specified changes in the Company’s capital structure.  Under the Plan, the exercise price cannot be less than 100% of the fair market value on the date of grant.  The vesting period of options granted is at the discretion of the Board of Directors.  There are 65,751 shares available for grant under this stock option plan as of December 31, 2009.

A summary of transactions under this Plan were as follows:

	2009		2008		2007
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	33,549	$21.78	47,593	$20.75	56,467	$20.03
Granted	0	0	0	0	0	0
Exercised	(4,975)	17.10	(12,694)	15.84	(8,119)	16.54
Forfeited	(1,125)	26.63	(1,350)	30.78	(750)	30.78

Outstanding, end of year	27,449	$22.43	33,549	$21.78	47,593	$20.75

Exercisable, end of year	27,449	$22.43	33,549	$21.78	43,743	$20.15

The weighted-average remaining contractual life of the options outstanding is approximately 3 years at December 31, 2009.  The weighted-average remaining contractual life of options exercisable at December 31, 2009 is approximately 3 years.  Stock options outstanding at December 31, 2009 are exercisable at prices ranging from $16.50 to $34.10 a share.  At December 31, 2009 the aggregate intrinsic value of options outstanding was $0 and the aggregate intrinsic value of options exercisable was $0.  At December 31, 2008, the aggregate intrinsic value of options outstanding was $0 and the aggregate intrinsic value of options exercisable was $0.  At December 31, 2007, the aggregate intrinsic value of options outstanding was $264,000 and the aggregate intrinsic value of options exercisable was $269,000. The aggregate intrinsic value of options exercised was $2,000, $96,000, and $29,000 for the years ended December 31, 2009, 2008, and 2007.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK PURCHASE PLANS (CONTINUED)

During 1999, the Company implemented a Dividend Reinvestment and Stock Purchase Plan.  Under the Plan, the Company registered with the Securities and Exchange Commission 100,000 shares of the common stock to be sold pursuant to the Plan.  Participation is available to all common stockholders.  The Plan provides each participant with a simple and convenient method of purchasing additional common shares without payment of any brokerage commission or other service fees.  The Plan may purchase shares on the open market if available or they may be issued from treasury shares.  A participant in the Plan may elect to reinvest dividends on all or part of their shares to acquire additional common stock.  A participant may withdraw from the Plan at any time.  Effective in 2005, the Plan was amended to permit stockholders participating in the Plan to purchase additional shares of common stock with voluntary cash payments of a minimum of $100 and a maximum of $850 each calendar month.  As of December 31, 2009, there are 65,751 remaining shares available for issuance under the Dividend Reinvestment and Stock Purchase Plan.

NOTE 9 - INCOME TAXES

The Company adopted guidance in ASC Topic 740 regarding accounting for uncertainty in income taxes as of January 1, 2007.  The Company has evaluated its tax positions as of January 1, 2007, December 31, 2007, December 31, 2008, and December 31, 2009, respectively.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more-likely-than-not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of January 1, 2007, December 31, 2007, December 31, 2008, and December 31, 2009, respectively, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania and State of New York.  The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2006 and for all state income taxes through 2006.

The provision for federal income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Current	$(591)	$1,824	$1,180
Deferred	1,514	(1,737)	(83)
	$923	$87	$1,097

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

The components of the net deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)
Deferred tax asset:
Allowance for loan losses	$753	$734
Deferred loan fees	3	3
Deferred compensation	355	364
Other	92	32
Impairment on securities	413	1,871
Capital loss carry forward	15	152
Stock option expense	2	2
Alternative minimum tax credit	68	0
Impairment charge—other real estate owned	195	195
Unrealized loss on available for sale securities	1,164	2,449
	3,060	5,802
Deferred tax liabilities:
Depreciation	(346)	(251)
Interest on preferred equity securities	(17)	(17)
Section 481 Adjustment-Prepaid Expenses	(68)	(112)
Section 481 Adjustment-Deferred Loan Costs	(256)	(250)
	(687)	(630)
Net Deferred Tax Asset	$2,373	$5,172

Management believes that future taxable income will satisfy this temporary difference between the current book value of the Company’s assets and their taxable base. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes and the amount that would have been provided at statutory rates for the years ended December 31 is as follows:

	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)
Federal income tax at statutory rate	$2,030	34%	$1,063	34%	$2,029	34%
Tax exempt interest	(1,037)	(17)	(938)	(30)	(907)	(15)
Non-deductible interest	80	1	96	3	116	2
Officers’ life insurance income	(115)	(2)	(101)	(3)	(111)	(2)
Other, net	(35)	(1)	(33)	(1)	(30)	(1)
	$923	15%	$87	3%	$1,097	18%

The income tax provision includes ($167,000), $44,000, and ($41,000), in 2009, 2008 and 2007, respectively, of income tax (benefit) expense on net realized securities gains and losses.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has an employee stock ownership and profit-sharing plan with 401(k) provisions.  The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of employer contributions to the plan, including 401(k) matching contributions, is at the discretion of the Board of Directors.  Employer ESOP contributions are allocated to participant accounts based on their percentage of total compensation for the Plan year.  During 2009, 2008 and 2007, ESOP contributions to the Plan charged to operations were $204,000, $151,000, and $167,000, respectively.  During 2009, 2008 and 2007, employer 401(k) matching contributions to the Plan charged to operations were $99,000, $94,000 and $80,000, respectively.  At December 31, 2009, 157,326 shares of the Company’s common stock were held in the Plan.  In the event a terminated Plan participant desires to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value.

The Bank has deferred compensation agreements with its chief operating officer and certain current and former directors that provide fixed retirement benefits.  The Bank’s deferred compensation liability as of December 31, 2009 and 2008 was $1,043,000 and $1,071,000, respectively.  Payments to retired directors totaled $90,000 for each of the years ended December 31, 2009, 2008 and 2007. The cost charged to operations for these deferred compensation plans was $62,000, $58,000, and $59,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The contract or notional amounts at December 31, 2009 and 2008 were as follows:

	2009	2008
	(In Thousands)
Commitments to grant loans	$5,714	$8,892
Unfunded commitments under lines of credit	32,990	30,687
Standby letters of credit	15,691	5,259
	$54,395	$44,838

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

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at December 31, 2009 and 2008 was $15,691,000 and $5,259,000, respectively and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $12,214,000 and $4,168,000, respectively.  The current amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - REGULATORY MATTERS

The Bank is required to maintain average cash reserve balances in vault cash and with the Federal Reserve Bank based on a percentage of deposits.  The required reserve balance at December 31, 2009 and 2008 was $899,000 and $576,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2009, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - REGULATORY MATTERS (CONTINUED)

The Company and Bank’s actual capital ratios as of December 31, 2009 and 2008, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2009:			(Dollars in Thousands)
Total capital (to risk-weighted assets):
Consolidated	$50,004	13.18%	$	≥30,358	≥8.00%		N/A	N/A
Peoples National Bank	45,560	12.07		≥30,202	≥8.00	$	≥37,753	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	46,668	12.30		≥15,179	≥4.00		N/A	N/A
Peoples National Bank	42,221	11.18		≥15,101	≥4.00		≥22,652	≥6.00
Tier 1 capital (to average assets):
Consolidated	46,668	9.92		≥18,812	≥4.00		N/A	N/A
Peoples National Bank	42,221	8.68		≥19,449	≥4.00		≥24,311	≥5.00

As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$46,659	13.10%	$	≥28,490	≥8.00%		N/A	N/A
Peoples National Bank	42,402	12.00		≥28,261	≥8.00	$	≥35,326	≥10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	43,657	12.26		≥14,245	≥4.00		N/A	N/A
Peoples National Bank	39,400	11.15		≥14,130	≥4.00		≥21,196	≥6.00
Tier 1 capital (to average assets):
Consolidated	43,657	9.31		≥18,765	≥4.00		N/A	N/A
Peoples National Bank	39,400	8.45		≥18,648	≥4.00		≥23,310	≥5.00

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and December 31, 2008 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2009 Securities available for sale	$130,506	$1,081	$129,425	$0
December 31, 2008 Securities available for sale	$107,589	$1,010	$105,488	$1,091

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

2009
(In Thousands)
Beginning balance, January 1	$1,091
Exchange of common stock available for sale security for common stock security in another institution	(1,091)
Ending balance, December 31	$0

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and December 31, 2008 are as follows:

Description	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)
December 31, 2009 Impaired loans	$1,834	$0	$0	$1,834
December 31, 2009 Other real estate owned	$5,534	$0	$0	$5,534
December 31, 2008 Impaired loans	$2,168	$0	$0	$2,168
December 31, 2008 Other real estate owned	$5,171	$0	$0	$5,171

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities Available for Sale (Carried at Fair Value)

The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans Receivable (Carried at Cost)

The fair values of loans, excluding impaired loans with specific loss allowances, are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those for which the Bank has measured and recorded impairment, generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $2,393,000, net of a valuation allowance of $559,000.  At December 31, 2008, the fair value consists of the loan balances of $2,792,000, net of a valuation allowance of $624,000.

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

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,915	$18,915	$18,533	$18,533
Securities available-for-sale	130,506	130,506	107,589	107,589
Loans receivable, net	332,966	383,273	313,606	364,501
Investment in restricted stock	2,870	2,870	2,658	2,658
Accrued interest receivable	2,580	2,580	2,526	2,526

Financial liabilities:
Deposits	410,038	411,043	371,268	373,147
Short-term borrowings	20,439	20,439	18,432	18,432
Long-term borrowings	38,750	39,255	39,691	40,283
Accrued interest payable	446	446	1,649	1,649

Off-balance sheet items:
Commitments to grant loans	-	-	-	-
Unfunded commitments under lines of credit	-	-	-	-
Standby letters of credit	-	-	-	-

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION

Balance Sheets

	December 31,
	2009	2008
	(In Thousands)
ASSETS

Cash	$1,285	$918
Investment in bank subsidiary	35,362	30,313
Investment in non-bank subsidiary	5,472	5,576
Due from subsidiaries	1,694	713
Securities available for sale	1,081	2,102
Other assets	155	155
Total Assets	$45,049	$39,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$79	$57

Stockholders’ equity:
Common stock	6,683	6,683
Surplus	3,098	3,100
Retained earnings	42,043	39,375
Accumulated other comprehensive loss	(2,258)	(4,755)
	49,566	44,403
Treasury stock	(4,596)	(4,683)
Total Stockholders’ Equity	44,970	39,720

Total Liabilities and Stockholders’ Equity	$45,049	$39,777

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Dividends from bank subsidiary	$2,381	$2,729	$2,493
Other income	663	492	166
Other expenses	606	817	78
	2,438	2,404	2,581

Income tax expense	45	0	30
	2,393	2,404	2,551
Undistributed net income of subsidiaries	2,656	635	2,320
Net Income	$5,049	$3,039	$4,871

PEOPLES FINANCIAL SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,049	$3,039	$4,871
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on sales of securities	(263)	14	(63)
Other than temporary security impairment	206	388	0
Stock option expense	0	1	3
Undistributed net income of subsidiaries	(2,656)	(635)	(2,320)
(Increase) decrease in other assets	0	34	(10)
Increase (Decrease) in due from subsidiaries	(716)	(48)	52

Net Cash Provided by Operating Activities	1,620	2,793	2,533

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	1,043	298	479
Purchase of available-for-sale securities	0	(19)	(987)

Net Cash Provided by (Used In) Investing Activities	1,043	279	(508)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(2,381)	(2,417)	(2,383)
Proceeds from sale of treasury stock	85	234	163
Purchase of treasury stock	0	(506)	(94)

Net Cash Used in Financing Activities	(2,296)	(2,689)	(2,314)

Increase (Decrease) in Cash and Cash Equivalents	367	383	(289)

CASH AND CASH EQUIVALENTS - BEGINNING	918	535	824

CASH AND CASH EQUIVALENTS - ENDING	$1,285	$918	$535

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

• maintain records that accurately reflect the Company’s transactions;
• prepare financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, that can be relied upon by external users;
• prevent and detect unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework.  As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls.  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including disclosure controls and procedures, as of December 31, 2009.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The consolidated financial statements of the Company have been audited by ParenteBeard LLC, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, ParenteBeard LLC is required to form its own opinion as to the effectiveness of those controls.  Their opinion on the fairness of the financial statement presentation, and their opinion on internal controls over financial reporting are included herein.

(b) Attestation report of the registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Peoples Financial Services Corp.
Hallstead, Pennsylvania

We have audited Peoples Financial Services Corp. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2009, and our report dated March 15, 2010, expressed an unqualified opinion.

/s/ PARENTEBEARD LLC

ParenteBeard LLC
Allentown, Pennsylvania
March 15, 2010

(c) Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3.1)	Articles of Incorporation of Peoples Financial Services Corp. (1);
(3.2)	Bylaws of Peoples Financial Services Corp. as amended (2);
(10.4)	Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.(1)*;
(10.6)	Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger(3)*;
(10.7)	Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company(3)*;
(10.9)	Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger(4)*;
(10.10)	Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company(4)*;
(10.11)	Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.(6)*;
(10.12)	Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.(6)*;
(10.13)	Employment Agreement dated February, 2007, between Richard S. Lochen, Jr. and Peoples Financial Services Corp.(5)*;
(10.14)	Termination Agreement dated October 23, 2009, between Frederick J. Malloy and Peoples Financial Services Corp.(9)*;
(10.15)	Employment Agreement dated November 30, 2009, between Alan W. Dakey and Peoples Financial Services Corp.(10)*;
(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics, as amended(8);
(21)	Subsidiaries of Peoples Financial Services Corp.(7);
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.

	(1)	Incorporate by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998.
	(2)	Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004.
	(3)	Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005.
	(4)	Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006.
	(5)	Incorporated by reference to the Corporation’s Exhibit 10.13 on Form 8K filed with the U.S. Securities and Exchange Commission on February 16, 2007.
	(6)	Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007.
	(7)	Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007.
	(8)	Incorporated by reference to the Corporation’s Exhibit 14 as filed on Form 10Q with the U.S. Securities and Exchange Commission on August 11, 2008.
	(9)	Incorporated by reference to the Corporation’s Exhibit 10.14 on Form 8K filed with the U.S. Securities and Exchange Commission on October 27, 2009.
	(10)	Incorporated by reference to the Corporation’s Exhibit 10.15 on Form 8K filed with the U.S. Securities and Exchange Commission on November 17, 2009.
	*	Exhibit is Compensatory

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

BY:	/s/	William E. Aubrey II William E Aubrey II, Chairman, Board of Directors
	/s/	Alan W. Dakey Alan W. Dakey, President/CEO
	/s/	Debra E. Dissinger Debra E. Dissinger, Executive Vice President
	/s/	Frederick J. Malloy Frederick J. Malloy, VP/Controller
	/s/	Richard S. Lochen, Jr. Richard S. Lochen, Jr. Member, Board of Directors
	/s/	George H. Stover, Jr. George H. Stover, Jr. Member, Board of Directors
	/s/	Ronald G. Kukuchka Ronald G. Kukuchka, Member, Board of Directors
	/s/	Joseph T. Wright, Jr. Joseph T. Wright, Jr., Member, Board of Directors
	/s/	Earle A. Wootton Earle A. Wootton, Member, Board of Directors