Form 10-Q
period 2010-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2010-05-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q
DRAFT DRAFT DRAFT DRAFT DRAFT DRAFT
(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010 or
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

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __	Smaller reporting company __
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of March 31, 2010

COMMON STOCK ($2 Par Value)			3,136,806
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2010

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of March 31, 2010
	and December 31, 2009

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months Ended
	March 31, 2010 and 2009

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Three Months
	Ended March 31, 2010 and 2009

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Three Months
	Ended March 31, 2010 and 2009

	Notes to Consolidated Financial Statements	7 - 17

Item 2.	Management’s Discussion and Analysis of	18 - 29
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30 - 31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2010 and December 31, 2009
(In thousands, except share data)
ASSETS:	March 2010	Dec 2009
Cash and due from banks	$7,077	$7,259
Interest bearing deposits in other banks	890	895
Federal funds sold	19,222	10,761
Cash and cash equivalents	27,189	18,915
Securities available for sale	129,734	130,506
Loans	355,505	336,303
Allowance for loan losses	(4,110)	(3,337)
Loans, net	351,395	332,966
Investment in restricted stock, at cost	2,870	2,870
Bank premises and equipment, net	7,979	7,509
Accrued interest receivable	2,970	2,580
Intangible assets	495	560
Other real estate owned	3,882	5,534
Bank owned life insurance	8,106	8,253
Other assets	6,831	6,790
Total assets	$541,451	$516,483

LIABILITIES:
Deposits:
Non-interest bearing	$68,775	$71,835
Interest bearing	360,616	338,203
Total deposits	429,391	410,038
Accrued interest payable	470	446
Short-term borrowings	24,044	20,439
Long-term borrowings	38,526	38,750
Other liabilities	2,355	1,840
Total liabilities	494,786	471,513

STOCKHOLDERS' EQUITY:
Common stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,136,806 shares and 3,136,156 shares at March 31, 2010 and December 31, 2009, respectively	6,683	6,683
Surplus	3,100	3,098
Retained earnings	42,965	42,043
Accumulated other comprehensive loss	(1,499)	(2,258)
Treasury stock, at cost, 204,445 and 205,095 shares at March 31, 2010 and December 31, 2009, respectively	(4,584)	(4,596)
Total stockholders' equity	46,665	44,970
Total liabilities and stockholders’ equity	$541,451	$516,483

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Three Months Ended
	March 31, 2010	March 31, 2009
INTEREST INCOME:
Loans receivable, including fees	$4,987	$4,844
Securities:
Taxable	764	824
Tax exempt	494	501
Other	5	15
Total interest income	6,250	6,184
INTEREST EXPENSE:
Deposits	1,252	1,662
Short-term borrowings	71	67
Long-term borrowings	392	402
Total interest expense	1,715	2,131
Net interest income	4,535	4,053
PROVISION FOR LOAN LOSSES	895	165
Net interest income after provision for loan losses	3,640	3,888
OTHER INCOME:
Customer service fees	490	450
Investment division commission income	60	106
Earnings on investment in life insurance	82	88
Other income	458	164
Net realized gains on sales of securities available for sale	22	179
Other than temporary impairment – equity securities	0	(76)
Total other income	1,112	911
OTHER EXPENSES:
Salaries and employee benefits	1,311	1,341
Occupancy	237	239
Equipment	123	144
FDIC insurance and assessments	182	91
Professional fees and outside services	159	138
Computer services and supplies	262	247
Taxes, other than payroll and income	70	96
Amortization expense-deposit acquisition premiums	65	65
Advertising	97	87
Stationary and printing supplies	95	90
Other	436	383
Total other expenses	3,037	2,921
Income before income taxes	1,715	1,878
INCOME TAXES	197	357
Net income	$1,518	$1,521
Net income per share, basic	$0.48	$0.49
Net income per share, diluted	$0.48	$0.49
See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

(In thousands, except share and per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970
Comprehensive income
Net income	0	0	1,518	0	0	1,518
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	759	0	759
Total comprehensive income						2,277
Cash dividends, ($0.19 per share)	0	0	(596)	0	0	(596)
Treasury stock issued for stock option plan (650 shares)	0	2	0	0	12	14
Balance, March 31, 2010	$6,683	$3,100	$42,965	$(1,499)	$(4,584)	$46,665

Balance, December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720
Comprehensive income
Net income	0	0	1,521	0	0	1,521
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(971)	0	(971)
Total comprehensive income						550
Cash dividends, ($0.19 per share)	0	0	(595)	0	0	(595)
Treasury stock issued for stock option plan (100 shares)	0	0	0	0	2	2
Balance, March 31, 2009	$6,683	$3,100	$40,301	$(5,726)	$(4,681)	$39,677

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities
Net income	$1,518	$1,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228	246
Provision for loan losses	895	165
Amortization of securities' premiums and accretion of discounts, net	35	66
Amortization of deferred loan costs	57	71
Gain on sales of securities available for sale, net	(22)	(179)
Other than temporary security impairment	0	76
Proceeds from the sale of loans originated for sale	1,017	7,720
Net gain on sale of loans originated for sale	(77)	(25)
Loans originated for sale	(1,661)	(5,497)
Net earnings on investment in life insurance	(82)	(88)
Gain from investment in life insurance	(320)	0
Increase in accrued interest receivable	(390)	(108)
(Increase) decrease in other assets	(432)	107
Increase (decrease) in accrued interest payable	24	(611)
Increase (decrease) in other liabilities	515	(297)
Net cash provided by operating activities	1,305	3,167
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	31,668	13,864
Proceeds from maturities of and principal payments received on available for sale securities	2,879	3,679
Purchase of available for sale securities	(32,638)	(10,753)
Net increase in loans	(18,798)	(4,744)
Purchase of premises and equipment	(633)	(89)
Proceeds from investment in life insurance	549	0
Proceeds from sale of other real estate owned	1,790	0
Net cash provided by (used in) investing activities	(15,183)	1,957
Cash Flows from Financing Activities
Cash dividends paid	(596)	(595)
Increase (decrease) in deposits	19,353	(11,249)
Repayment of long-term borrowings	(224)	(284)
Increase in short-term borrowings	3,605	400
Proceeds from sale of treasury stock	14	2
Net cash provided by (used in) financing activities	22,152	(11,726)
Net increase (decrease) in cash and cash equivalents	8,274	(6,602)
Cash and cash equivalents, beginning of year	18,915	18,533
Cash and cash equivalents, end of period	$27,189	$11,931
Supplemental disclosures of cash paid
Interest paid	$1,691	$2,742
Income taxes paid (refunds received)	$(656)	$525
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$138	$43

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2010 through the date these consolidated financial statements were issued.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net income applicable to common stock	$1,518,000	$1,521,000

Weighted average common shares outstanding	3,136,228	3,123,214
Effect of dilutive securities, stock options	1,432	429
Weighted average common shares outstanding used to calculate diluted earnings per share	3,137,660	3,123,643
Basic earnings per share	$0.48	$0.49
Diluted earnings per share	$0.48	$0.49

Stock options for 17,228 and 22,267 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive.

NOTE 3.  SECURITIES AVAILABLE FOR SALE AND RESTRICTED STOCK INVESTMENTS

At March 31, 2010 and December 31, 2009, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
MARCH 31, 2010:
U.S. Government agencies and corporations	$57,002	$183	$(370)	$56,815
Obligations of state and political subdivisions	44,961	163	(1,284)	43,840
Taxable obligations of state and political subdivisions	7,246	32	(137)	7,141
Corporate debt securities	11,738	196	(811)	11,123
Mortgage-backed securities - residential	9,348	95	(94)	9,349
Collateralized mortgage obligations – residential	190	4	0	194
Preferred equity securities	78	5	0	83
Common equity securities	1,441	49	(301)	1,189
Total	$132,004	$727	$(2,997)	$129,734

DECEMBER 31, 2009:
U.S. Government agencies and corporations	$60,989	$103	$(627)	$60,465
Obligations of state and political subdivisions	52,836	191	(1,483)	51,544
Taxable obligations of state and political subdivisions	2,219	20	(83)	2,156
Corporate debt securities	11,738	67	(1,471)	10,334
Mortgage-backed securities - residential	4,427	212	(2)	4,637
Collateralized mortgage obligations – residential	198	5	0	203
Preferred equity securities	78	7	0	85
Common equity securities	1,442	4	(364)	1,082
Total	$133,927	$609	$(4,030)	$130,506

The amortized cost and fair value of securities as of March 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$0	$0
Due after one year through five years	26,821	26,727
Due after five years through ten years	42,176	41,436
Due after ten years	51,950	50,756
	120,947	118,919

Mortgage-backed securities	9,348	9,349
Collateralized mortgage obligation - residential	190	194
Equity securities	1,519	1,272
Total	$132,004	$129,734

Proceeds from sale of available-for-sale securities during the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009 were $31,668,000, $13,864,000, and $62,172,000, respectively.  Gross gains realized on these sales were $194,000, $179,000, and $879,000, respectively.  Gross losses on these sales were $172,000, $0, and $1,371,000, respectively.

Securities with a carrying value of $55,791,000 and $63,066,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$34,564	$(370)	$0	$0	$34,564	$(370)
Obligations of state and political subdivisions	20,693	(207)	8,498	(1,078)	29,191	(1,284)
Taxable obligations of state and political subdivisions	2,986	(37)	393	(100)	3,379	(137)
Corporate debt securities	0	0	9,470	(811)	9,470	(811)
Mortgage-backed securities - residential	4,454	(93)	104	(1)	4,558	(94)
Common equity securities	339	(11)	629	(290)	968	(301)
Total Temporarily Impaired Securities	$63,042	$(718)	$19,094	$(2,280)	$82,130	$(2,997)

December 31, 2009:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$49,953	$(627)	$0	$0	$49,953	$(627)
Obligations of state and political subdivisions	23,138	(322)	8,403	(1,161)	31,541	(1,483)
Taxable obligations of state and political subdivisions	716	(7)	417	(76)	1,133	(83)
Corporate debt securities	0	0	8,809	(1,471)	8,809	(1,471)
Mortgage-backed securities - residential	114	0	121	(2)	235	(2)
Common equity securities	343	(7)	619	(357)	962	(364)
Total Temporarily Impaired Securities	$74,264	$(963)	$18,369	$(3,067)	$92,633	$(4,030)

At March 31, 2010, the Company had 30 (all less than 12 months) U.S. Government Agency and corporation securities, 57 (43 less than 12 months, 14 greater than 12 months) obligations of state and political subdivisions, 6 (4 less than 12 months, 2 greater than 12 months) mortgage-backed securities, 6 (all greater than 12 months) corporate debt securities, and 15 (1 less than 12 months, 14 greater than 12 months) common equity securities, with unrealized losses. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of the specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long-term rates increase, the underlying value of securities owned by the Company decreases, creating an unrealized loss.

No impairment charges were recorded against income for the three months ended March 31, 2010 compared to charges for the three month period ended March 31, 2009 of $76 thousand.

None of the Company’s corporate debt securities are private label trust preferred issuances.  Rather, the portfolio contains corporate bond issuances in large national financial institutions.  The Company's common equity securities portfolio contains investments in financial stocks that the Company believes have the potential to appreciate in value over the long-term, while providing a reasonable dividend yield.

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

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of March 31, 2010 the Company does not intend to sell or more likely than not, be required to sell these securities before recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2010 and December 31, 2009, our FHLB stock totaled $2,771,000.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

NOTE 4.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended
	March 31, 2010	March 31, 2009
Unrealized holding gains (losses) on available for sale securities	$1,172	$(1,369)
Less: Reclassification adjustment for gains realized in net income	(22)	(179)
Less: Reclassification adjustment for other than temporary impairment	0	76
Net unrealized gains (losses)	1,150	(1,472)
Tax effect	(391)	501
Other comprehensive income (loss)	$759	$(971)

NOTE 5.  STOCK-BASED COMPENSATION

As of March 31, 2010, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the three month period ending March 31, 2010 and 2009, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16.533 million of standby letters of credit as of March 31, 2010.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at March 31, 2010 was $16.533 million and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $15.286 million.

NOTE 7.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. Generally Accepted Accounting Principles (“GAAP”). However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments.

The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The Company does not believe this new guidance will have a material effect on its consolidated financial statements.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently reviewing the effect the new pronouncement will have on its consolidated financial statements.

NOTE 8.  FAIR VALUE MEASUREMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

Accounting Standards Codification (“ASC”) Topic 860, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  This topic applies to other accounting pronouncements that require or permit fair value measurements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
March 31, 2010 Securities available for sale	$129,734	$1,189	$128,545	$0
December 31, 2009 Securities available for sale	$130,506	$1,081	$129,425	$0

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
March 31, 2010 Impaired loans	$1,516	$0	$0	$1,516
March 31, 2010 Other real estate owned	$3,537	$0	$0	$3,537
December 31, 2009 Impaired loans	$1,834	$0	$0	$1,834
December 31, 2009 Other real estate owned	$5,534	$0	$0	$5,534

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $2,285,000, net of a valuation allowance of $769,000.  The provision for impaired loans was $210,000, offset by charge offs of $50,000 during the three months ended March 31, 2010.  At December 31, 2009, the fair value consists of loan balances of $2,393,000, net of a valuation allowance of $559,000.

Other Real Estate Owned
Other real estate owned is recorded at fair value, net of estimated selling costs, at the date of foreclosure.  Subsequent declines in the recorded value of the property prior to its disposal is included in other expense.

Servicing Rights (Carried at Lower of Cost or Fair Value)
The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry date for reasonableness. Mortgage servicing rights of $278,000 and $285,000 are included in other assets as of March 31, 2010 and December 31, 2009, respectively.

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

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,189	$27,189	$18,915	$18,915
Securities available-for-sale	129,734	129,734	130,506	130,506
Loans receivable	351,395	407,465	332,966	383,273
Investment in restricted stock	2,870	2,870	2,870	2,870
Accrued interest receivable	2,970	2,970	2,580	2,580

Financial liabilities:
Deposits	429,391	429,978	410,038	411,043
Short-term borrowings	24,044	24,044	20,439	20,439
Long-term borrowings	38,526	39,056	38,750	39,255
Accrued interest payable	470	470	446	446

Off-balance sheet items:
Commitments to grant loans	0	0	0	0
Unfunded commitments under lines of credit	0	0	0	0
Standby letters of credit	0	0	0	0

NOTE 9. FEDERAL DEPOSIT INSURANCE

The Company has experienced significant increases in the cost of federal deposit insurance from previous year’s levels of five to seven basis points.  The FDIC has increased the assessment rate for the most highly rated institutions to between 10 and 14 basis points. The result is an assessment rate being paid by the Bank of just under 14 basis points. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts (TAG) and senior unsecured debt of a bank or its holding company (TLGP). Institutions that did not opt out of the program by November 14, 2008 are being assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The TAG program has been extended through December 31, 2010 by the FDIC. The interim rule also gives the FDIC the discretion to extend the program through the end of 2011. The Company opted out of the TLGP. The FDIC adopted a program for the prepayment of FDIC premiums by all insured financial institutions for 2010-2012. This occurred in the fourth quarter of 2009 and the prepayment amount assessed to the Company was $2,183,000. During the three months ended March 31, 2010, the Company has incurred $150,000 related to the increased assessments for 2010. The comparable expense for the 2009 period was $62,000.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 26 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the three months ended March 31, 2010 decreased 0.20% to $1.518 million as compared to $1.521 million for the same period in 2009.  Diluted earnings per share decreased 2.04% to $0.48 per share for the first quarter of 2010 from $0.49 per share in the same three month period in 2009.  At March 31, 2010, the Company had total assets of $541.451 million, net loans of $351.395 million, and total deposits of $429.391 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At March 31, 2010, cash, federal funds sold, and deposits with other banks totaled $27.189 million, an increase of 43.74%, or $8.274 million when compared to $18.915 million on December 31, 2009. The increase was in federal funds sold as the Company continued to attract significant deposits from new and existing customers in relation to natural gas leases within existing markets in Susquehanna and Wyoming Counties in Pennsylvania.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $129.734 million on March 31, 2010, decreasing by $772 thousand, or 0.59% from the December 31, 2009 total of $130.506 million. As market interest rates have remained very low for an extended period of time, the Company has maintained excess liquidity in the form of federal funds.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of March 31, 2010, included an unrealized loss of $2.270 million reflected as accumulated other comprehensive loss of $1.499 million in stockholders’ equity, net of deferred income taxes of $771 thousand.  This compares to an unrealized loss of $3.421 million at December 31, 2009 reflected as accumulated other comprehensive loss of $2.258 million, net of deferred income taxes of $1.163 million. The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company does not intend to sell these securities nor is it likely they will be required to sell the security before recovery of its amortized cost basis. The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Loans:

Net loans increased $18.429 million, or 5.53%, to $351.395 million as of March 31, 2010 from $332.966 million as of December 31, 2009.  Of the loan growth experienced in the first quarter of 2010, the most significant increase was in commercial loans at $18.600 million, or 9.39%, to $216.686 million as of March 31, 2010 compared to $198.086 million at year-end December 31, 2009. Residential real estate mortgages decreased $1.603 million, or 1.37%, to $115.317 million as of March 31, 2010 compared to $116.920 million as of December 31, 2009. The decrease in residential mortgages was offset by an increase in consumer loans which increased the most in percentage terms at 10.59%, or $2.203 million, to $23.005 million as of March 31, 2010 compared to $20.802 million at year-end December 31, 2009.

Maintaining the loan to deposit ratio is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the three month period ended March 31, 2010, total deposits increased by $19.353 million, or 4.72%, to $429.391 million compared to $410.038 million as of December 31, 2009.  Time deposits increased by $5.066 million, or 5.88%, to $91.156 million when compared to year end December 31, 2009 at $86.090 million. Other core deposit relationships increased or decreased as follows; demand deposits were down $3.060 million, or 4.26%, to $68.775 million when compared to $71.835 million at December 31, 2009. Interest-bearing checking deposits were up $723 thousand, or 1.60%, to $45.869 million compared to $45.146 million as of December 31, 2009. Money market deposit accounts were up $1.098 million, or 3.05%, to $37.084 million compared to $35.986 million as of December 31, 2009. And finally, savings deposits were up $15.526 million, or 9.08%, to $186.507 million when compared to $170.981 million at December 31, 2009.

The trend through three months of 2010 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek safe alternatives in which to invest their money. Short term and core deposit rates have remained flat. As such, savings deposits offer consumers a competitive interest rate while at the same time offering the relative safety offered by a commercial bank and the expanded $250,000 FDIC insurance.  Savings deposits also allow for increased liquidity for the Bank.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2010 were $24.044 million as compared to $20.439 million as of December 31, 2009, an increase of $3.605 million, or 17.64%. Long-term borrowings were $38.526 million as of March 31, 2010 compared to $38.750 million as of December 31, 2009, a decrease of $224 thousand, or 0.58%. The decrease in long-term borrowings includes the contractual principal payments to the FHLB.

Accrued Interest Payable:

Accrued interest payable increased $24 thousand, or 5.38%, from December 31, 2009 to March 31, 2010 due to the increase in the balance of interest bearing deposits.  However, the decrease to cost of funds over the same period, 1.70% for the quarter ended March 31, 2010 as compared to 1.82% for the quarter ended December 31, 2009, limited the amount of the increase.  See the interest rates and interest differential table on page 28.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of March 31, 2010, regulatory capital to total average assets was 8.28% as compared to 8.68% on December 31, 2009.  The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the three months ended March 31, 2010 however, the Company did not purchase any additional shares for the treasury.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 10.88% and the total capital ratio to risk weighted asset ratio was 12.07% at March 31, 2010.  The Company is deemed to be well-capitalized under regulatory standards.

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

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, payments on existing loans or securities available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). As of March 31, 2010, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $150,600,000 ($112,000,000 available).

The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $112,000,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $5,900,000. While the FHLB has been an inexpensive source of funds in the past, liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on March 31, 2010 totaled $62.691 million, which consisted of $38.534 million in unfunded commitments of existing loans, $8.346 million to grant new loans and $15.811 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of March 31, 2010:

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$890	$0	$0	$0	$0
Federal funds sold	19,222	0	0	0	0
Securities	7,732	5,419	10,165	26,367	80,051
Loans	40,345	21,229	49,562	183,031	57,228
Total rate sensitive assets	68,189	26,648	59,727	209,398	137,279
Cumulative rate sensitive assets	$68,189	$94,837	$154,564	$363,962	$501,241
RATE SENSITIVE LIABILITIES
Interest bearing checking	$45,869	$0	$0	$0	$0
Money market deposits	37,084	0	0	0	0
Regular savings	186,507	0	0	0	0
CDs and IRAs	16,860	21,110	16,994	35,000	1,192
Short-term borrowings	24,044	0	0	0	0
Long-term borrowings	227	2,730	468	28,867	6,234
Total rate sensitive liabilities	310,591	23,840	17,462	63,867	7,426
Cumulative rate sensitive liabilities	$310,591	$334,431	$351,893	$415,760	$423,186

Period gap	$(242,402)	$2,808	$42,265	$145,531	$129,853
Cumulative gap	$(242,402)	$(239,594)	$(197,329)	$(51,798)	$78,055
Cumulative RSA to RSL	21.95%	28.36%	43.92%	87.54%	118.44%
Cumulative gap to total assets	(44.77%)	(44.25%)	(36.44%)	(9.57%)	14.42%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended March 31, 2010, total interest income increased by $66 thousand, or 1.07%, to $6.250 million as compared to $6.184 million for the three months ended March 31, 2009.  The increase was primarily due to the growth in average earning assets. The yield earned on loans declined for the first quarter of 2010 at 6.02% compared to a 6.33% yield on loans for the quarter of 2009 on a fully tax equivalent basis.  Conversely, average earning assets increased to $491.053 million for the three months ended March 31, 2010 as compared to $437.718 million for the three months ended March 31, 2009. Average loans increased to $345.146 million for the quarter ended March 31, 2010 as compared to $317.817 million for the same period in 2009.  This would indicate that the increase in interest was volume driven when comparing the two periods. The resulting interest earned on loans was $4.987 million for the three-month period ended March 31, 2010 compared to $4.844 million for the same period in 2009, an increase of $143 thousand, or 2.95%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended March 31, 2010 to 5.49% as compared to 6.08% for the three months ended March 31, 2009. This has been due to lower market yields available for investment as well as lower market driven lending rates.

Total interest expense decreased by $416 thousand, or 19.52%, to $1.715 million for the three months ended March 31, 2010 from $2.131 million for the three months ended March 31, 2009.  This decrease was attributable to the decrease in the cost of funds. The cost of funds decreased to 1.70% for the three months ended March 31, 2010 as compared to 2.35% for the first quarter of 2009.  Average interest bearing liabilities on the other hand increased to $408.349 million for the three months ended March 31, 2010 as compared to $367.906 million for the three months ended March 31, 2009.  This increase was due to the increase in average savings deposits.  Average savings deposits increased to $177.920 million for the three month period ended March 31, 2010 as compared to $96.716 million for the same period in 2009. This increase occurred at the same time that average time deposit balances were decreasing. Average time deposits decreased to $89.322 million for the three month period ended March 31, 2010 as compared to $150.749 million for the same period in 2009. This was due to the low rate environment and the resulting rates offered for time deposits.

Net interest income increased by $482 thousand, or 11.89%, to $4.535 million for the three months ended March 31, 2010 from $4.053 million for the three months ended March 31, 2009.  The Bank’s net interest spread increased to 3.79% for the three months ended March 31, 2010 from 3.73% for the three months ended March 31, 2009 on a fully tax equivalent basis.  The net interest margin decreased to 4.07% for the three month period ended March 31, 2010 from 4.10% for the three month period ended March 31, 2009 on a fully tax equivalent basis. The yield curve has continued to be steep since the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. The effect this has had on short-term rates is that overnight federal funds rates are near 0%. This is indicative of how lower funding costs have affected the Company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the result has been a net interest margin that has held relatively stable between periods.

Below are the tables which set forth average balances and corresponding yields for the three-month periods ended March 31, 2010 and March 31, 2009:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three Months Ended
	March 2010			March 2009
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$116,029	$1,730	6.05%	$121,442	$1,840	6.14%
Installment	21,878	271	5.02%	17,081	289	6.86%
Commercial	180,465	2,706	6.08%	157,043	2,474	6.39%
Tax exempt (1)	26,220	270	6.33%	21,779	231	6.52%
Other loans	554	10	7.32%	472	10	8.59%
Total loans (1)	345,146	4,987	6.02%	317,817	4,844	6.33%
Investment securities (AFS)
Taxable	85,747	764	3.61%	59,344	824	5.63%
Non-taxable (1)	48,180	494	6.30%	49,658	501	6.20%
Total securities (1)	133,927	1,258	4.58%	109,002	1,325	5.89%
Time deposits with other banks	1,036	1	0.39%	1,973	8	1.64%
Fed funds sold	10,944	4	0.15%	8,926	7	0.32%
Total earning assets (1)	491,053	6,250	5.49%	437,718	6,184	6.08%
Less: allowance for loan losses	(3,441)			(3,029)
Cash and due from banks	7,028			5,726
Premises and equipment, net	6,643			7,177
Other assets	22,741			21,741
Total assets	$524,024			$469,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$45,430	104	0.93%	$30,301	63	0.84%
Regular savings	177,920	540	1.23%	96,716	265	1.11%
Money market savings	35,872	78	0.88%	32,614	83	1.03%
Time	89,322	530	2.41%	150,749	1,251	3.37%
Total interest bearing deposits	348,544	1,252	1.46%	310,380	1,662	2.17%
Borrowings	59,805	463	3.14%	57,526	469	3.31%
Total interest bearing	408,349	1,715	1.70%	367,906	2,131	2.35%
Liabilities
Net interest income (1)		$4,535	3.79%		$4,053	3.73%
Non-interest bearing
Demand deposits	69,124			58,734
Accrued expenses and
Other liabilities	3,363			3,804
Stockholders’ equity	43,188			38,889
Total liabilities and
Stockholders’ equity	$524,024			$469,333
Interest income/earning assets (1)			5.49%			6.08%
Interest expense/earning assets			1.42%			1.97%
Net interest margin (1)			4.07%			4.10%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/90 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the three month periods ended March 31, 2010 and March 31, 2009.

NET INTEREST INCOME

	Three Months Ended
(In thousands)	March 31, 2010	March 31, 2009

Total Interest Income	$6,250	$6,184
Tax Exempt Loans	139	119
Non-Taxable Securities	254	258
	6,643	6,561
Total Interest Expense	1,715	2,131
Net Interest Income (Fully Tax Equivalent Basis)	$4,928	$4,430

Provision for Loan Losses:

The provision for loan losses for the three months ended March 31, 2010 was $895 thousand, which represented an increase of $730 thousand, or 442.42% over the same period in 2009. The increase in the provision for the first quarter of 2010 was due to a large commercial credit which is in non-accrual status as well as a result of strong loan growth in the first quarter of 2010 which has exceeded budget expectations. The Company felt it prudent to charge the reserve and maintain satisfactory reserve levels.  One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.  The Bank has not participated in any sub-prime lending activity.

In the three month period ended March 31, 2010, charge-offs totaled $128 thousand while net charge-offs totaled $122 thousand as compared to $118 thousand and $109 thousand, respectively, for the same three month period in 2009.

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

Non-performing loans:

(Dollars in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Non-accrual and restructured	$3,182	$3,087	$5,006
Loans past due 90 or more days, accruing interest	187	239	227
Total nonperforming loans	3,369	3,326	5,233
Foreclosed assets	3,882	5,534	5,214
Total nonperforming assets	$7,251	$8,860	$10,477
Nonperforming loans to total loans at period-end	0.95%	0.99%	1.64%
Nonperforming assets to period end loans and foreclosed assets	2.02%	2.60%	3.23%

Other Income:

Service charges and fees increased 8.89%, or $40 thousand, to $490 thousand in the three months ended March 31, 2010, from $450 thousand in the three months ended March 31, 2009.  Net overdraft fees were $250 thousand for the three months ended March 31, 2010 compared to $266 thousand for the same period in 2009. This is a decrease of $16 thousand, or 6.02%. Conversely, debit card fee income increased to $172 thousand for the three months ended March 31, 2010 compared to $130 thousand for the three months ended March 31, 2009, and increase of $42 thousand, or 32.31%.

Investment division income was $60 thousand for the three month period ended March 31, 2010, a decrease of $46 thousand, or 43.40%, from $106 thousand for the same period in 2009.  The decrease is not considered to be for any reason other than due to an overall slow down in the investment industry as a whole.

Earnings on investment in life insurance (BOLI) was $82 thousand for the three month period ended March 31, 2010, compared to $88 thousand for the three month period ended March 31, 2009, a decrease of $6 thousand, or 6.81%. The decrease is considered to be in line with crediting rate adjustments for 2010 and is in line with budgeted expectations.

Other income was $458 thousand for the three months ended March 31, 2010, an increase of $294 thousand, or 179.27% from $164 thousand for the comparable period in 2009. The most significant increase was from tax exempt cash surrender value received from BOLI in the amount of $320 thousand in the first quarter of 2010. Additionally, fees and premiums recognized on mortgage sales for the quarter increased $39 thousand, or 102.63% at $77 thousand when comparing the first quarter of 2010 to the same period in 2009, which came in at $38 thousand.

Gains on security sales were $22 thousand for the three months ended March 31, 2010 compared to gains of $179 thousand for the comparable period in 2009, a decrease of $157 thousand. This variance is due to fewer sales opportunities in the markets as rates have remained low and range bound for an extended period.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  No impairment charges were recorded against income for the three months ended March 31, 2010 compared to charges for the three month period ended March 31, 2009 of $76 thousand.  The 2009 charges related to a common equity security.  Financial markets have stabilized since the middle of 2009 and improvement has been evident in the Company’s securities portfolio.

Other Operating Expenses:

Total other expenses increased 3.97%, or $116 thousand, to $3.037 million during the three months ended March 31, 2010 compared to $2.921 million for the comparable period in 2009.

Components of other expenses are as follows:

Salaries and benefits decreased 2.24%, or $30 thousand, to $1.311 million for the three months ended March 31, 2010 compared to $1.341 million for the same period in 2009. While incremental pay raises increased the salary figure by $84 thousand when comparing the first quarter of 2010 to the first quarter of  2009, credits received to health care premiums largely contributed to a reduction in benefits of $109 thousand between those same periods. Salaries and benefits are within first quarter 2010 budgeted amounts.

Occupancy expenses decreased $2 thousand, or 0.84%, for the three month period ended March 31, 2010, to $237 thousand, compared to $239 thousand for the same period in 2009.  This is considered to be in line with budgeted expectations.

Equipment expense decreased $21 thousand, or 14.58%, for the three month period ended March 31, 2010, to $123 thousand, compared to $144 thousand for the same period in 2009. Decreased depreciation expense in relation to equipment that while still in service, is fully depreciated accounts for $18 thousand of the difference between periods.

FDIC insurance and assessments were up $91 thousand, or 100.00% for the three months ended March 31, 2010, to $182 thousand when compared to $91 thousand for the same period in 2009. The increase in FDIC assessments for 2010 is discussed in more detail in Note 9 to the consolidated financial statements included in this document.

Professional fees and outside services increased $21 thousand, or 15.22%, in the three months ended March 31, 2010 to $159 thousand, compared to $138 thousand for the three month period ended March 31, 2009. Costs associated with special reviews performed by outside legal counsel accounted for $18 thousand of this increase. The Company did not incur similar costs in the first quarter of 2009.

Computer services and supplies increased $15 thousand, or 6.07%, for the three months ended March 31, 2010, to $262 thousand, compared to $247 thousand for the comparable period in 2009.  This increase is primarily the result of the ongoing need for new technologies. The increase is within budgeted expectations for the first quarter of 2010.

Taxes, other than payroll and income, decreased $26 thousand, or 27.08%, to $70 thousand for the three months ended March 31, 2010 compared to $96 thousand for the same period in 2009. The decrease is the result of tax saving strategies which have been implemented by the Company as well as sales tax refunds of $10 thousand received in the first quarter of 2010 that resulted from an independent audit of sales taxes paid.

Amortization expense-deposit acquisition premiums remained flat at $65 thousand for the three months ended March 31, 2010 compared to the same period in 2009.

Advertising expense increased by $10,000 or 11.49%, to $97 thousand for the three-month period ended March 31, 2010 compared to $87 thousand for the three-month period ended March 31, 2009. This increase was budgeted for 2010 as the Company continues to increase its marketing efforts in new markets.

Stationary and printing supplies increased $5 thousand, or 5.56%, to $95 thousand for the three months ended March 31, 2010 compared to $90 thousand for the same period in 2009. This variance was slightly higher than budget expectations but is considered to be immaterial.

All other operating expenses increased $53 thousand, or 13.84%, to $436 thousand in the three months ended March 31, 2010, compared to $383 thousand for the same three month period in 2009.  The increase is primarily attributable to costs incurred during the first quarter of 2010 in relation to foreclosed assets. This compares to the first quarter of 2009 when two credits in the amount of $51,000 were received as reimbursement of previously incurred expenses on a large commercial foreclosure.

Income Tax Provision:

The Corporation recorded an income tax expense of $197 thousand, or 11.49% of pre-tax income, and $357 thousand, or 19.01% of pre-tax income, respectively for the quarters ended March 31, 2010 and 2009, respectively. Taxable income was offset in the first quarter of 2010 by tax exempt cash surrender value received from BOLI.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has now been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment could change in the near term as inflation does not pose a threat and the employment and housing sectors have shown only minimal signs of improvement. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin (see previous discussions). As of March 31, 2010, the Bank is currently showing more sensitivity to an upward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 6.08%, or $1.218 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 2.67% or $535 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank is within the guidelines established by the Bank’s asset/liability policy for interest rate sensitivity testing. The variances are also within policy guidelines when tested over two full years. The percentage variances show a net interest income decrease of 4.46% when tested up 200 basis points and a decrease of 1.35% when tested down 200 basis points. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.  To mitigate exposure to rising rates, the Bank has worked to shorten the duration on the asset side of the balance sheet to allow for flexibility to reinvest at the higher rates.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2009, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 1A.  Risk Factors

No changes from those previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2010 – January 31, 2010	0	$0	0	65,751
February 1, 2010 – February 28, 2010	0	$0	0	65,751
March 1, 2010 – March 31, 2010	0	$0	0	65,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation’s common stock outstanding.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.1)
Articles of Incorporation of Peoples Financial Services Corp.  Incorporate by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998;

(3.2)
Bylaws of Peoples Financial Services Corp. as amended. Incorporated by reference to the Corporation’s Exhibit 3.2 on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 8, 2004;

(10.4)
Termination Agreement dated January 1, 1997, between Debra E. Dissinger and Peoples Financial Services Corp.  Incorporate by reference to the Corporation’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission on March 4, 1998;

(10.6)
Supplemental Executive Retirement Plan Agreement, dated December 3, 2004, for Debra E. Dissinger.  Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005*;

(10.7)
Supplemental Director Retirement Plan Agreement, dated December 3, 2004, for all Non-Employee Directors of the Company.  Incorporated by reference to the Corporation’s Exhibits 10.6 and 10.7 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2005*;

(10.9)
Amendment to Supplemental Executive Retirement Plan Agreement, dated December 30, 2005, for Debra E. Dissinger.  Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006*;

(10.10)
Amendment to Supplemental Director Retirement Plan Agreement, dated December 30, 2005, for all Non-Employee Directors of the Company.  Incorporated by reference to the Corporation’s Exhibits 10.9, and 10.10 on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2006*;

(10.11)
Termination Agreement dated January 1, 2007, between Stephen N. Lawrenson and Peoples Financial Services Corp.  Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007*;

(10.12)
Termination Agreement dated January 1, 2007, between Joseph M. Ferretti and Peoples Financial Services Corp.  Incorporated by reference to the Corporation’s Exhibits 10.11 and 10.12 on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 10, 2007*;

(10.13)
Employment Agreement dated February, 2007, between Richard S. Lochen, Jr. and Peoples Financial Services Corp.  Incorporated by reference to the Corporation’s Exhibit 10.13 on Form 8K filed with the U.S. Securities and Exchange Commission on February 16, 2007*;

(10.14)
Termination Agreement dated October 23, 2009, between Frederick J. Malloy and Peoples Financial Services Corp.  Incorporated by reference to the Corporation’s Exhibit 10.14 on Form 8K filed with the U.S. Securities and Exchange Commission on October 27, 2009*;

(10.15)
Employment Agreement dated November 30, 2009, between Alan W. Dakey and Peoples Financial Services Corp.  Incorporated by reference to the Corporation’s Exhibit 10.15 on Form 8K filed with the U.S. Securities and Exchange Commission on November 17, 2009*;

(11)	The statement regarding computation of per-share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share”;
(14)	Code of Ethics, as amended. Incorporated by reference to the Corporation’s Exhibit 14 as filed on Form 10Q with the U.S. Securities and Exchange Commission on August 11, 2008;
(21)	Subsidiaries of Peoples Financial Services Corp. Incorporated by reference to the Corporation’s Exhibit 21 on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 9, 2007;
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed herewith;
(32.1)	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith; and
(32.2)	Certification of Principal Financial Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002, filed herewith.
* Exhibit is compensatory

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

By/s/	Alan W. Dakey
Alan W. Dakey, President/CEO
Date:	May 10, 2010

By/s/	Frederick J. Malloy
Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:	May 10, 2010

By/s/	Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/Principal Financial Officer
Date:	May 10, 2010