Form 10-Q
period 2010-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2010-08-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

PEOPLES FINANCIAL SERVICES CORP. (Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2391852
(State of Incorporation)	(IRS Employer ID Number)

82 Franklin Avenue Hallstead, PA	18822
(Address of Principal Executive Offices)	(Zip Code)

(570) 879-2175
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes X No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ____  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __	Smaller reporting company __
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

Number of shares outstanding as of July 31, 2010

COMMON STOCK ($2 Par Value)			3,141,056
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2010

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of June 30, 2010
	and December 31, 2009

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Six Months
	Ended June 30, 2010 and 2009

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Six Months
	Ended June 30, 2010 and 2009

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Six Months
	Ended June 30, 2010 and 2009

	Notes to Consolidated Financial Statements	7 - 18

Item 2.	Management’s Discussion and Analysis of	19 - 35
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	Signatures	39

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2010 and December 31, 2009
(In thousands, except share and per share data)
ASSETS:	June 30 2010	Dec. 31, 2009
Cash and due from banks	$7,447	$7,259
Interest bearing deposits in other banks	66	895
Federal funds sold	33,615	10,761
Cash and cash equivalents	41,128	18,915
Securities available for sale	120,903	130,506
Loans	370,437	336,303
Allowance for loan losses	(4,791)	(3,337)
Loans, net	365,646	332,966
Investment in restricted stock, at cost	2,870	2,870
Bank premises and equipment, net	8,116	7,509
Accrued interest receivable	2,769	2,580
Intangible assets	431	560
Other real estate owned	3,650	5,534
Bank owned life insurance	8,188	8,253
Other assets	5,492	6,790
Total assets	$559,193	$516,483
LIABILITIES:
Deposits:
Non-interest bearing	$71,706	$71,835
Interest bearing	362,843	338,203
Total deposits	434,549	410,038
Accrued interest payable	382	446
Short-term borrowings	34,135	20,439
Long-term borrowings	38,299	38,750
Other liabilities	2,699	1,840
Total liabilities	510,064	471,513

STOCKHOLDERS' EQUITY:
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,141,056 shares and 3,136,156 shares June 30, 2010 and December 31, 2009, respectively	6,683	6,683
Surplus	3,116	3,098
Retained earnings	43,862	42,043
Accumulated other comprehensive loss	(21)	(2,258)
Treasury stock at cost 200,195 and 205,095 shares at June 30, 2010 and December 31, 2009, respectively	(4,511)	(4,596)
Total stockholders' equity	49,129	44,970
Total liabilities and stockholders’ equity	$559,193	$516,483

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
INTEREST INCOME:
Loans receivable, including fees	$5,226	$4,880	$10,213	$9,724
Securities:
Taxable	758	693	1,522	1,517
Tax exempt	488	530	982	1,031
Other	9	5	14	20
Total interest income	6,481	6,108	12,731	12,292
INTEREST EXPENSE:
Deposits	1,221	1,204	2,473	2,866
Short-term borrowings	101	85	172	152
Long-term borrowings	393	404	785	806
Total interest expense	1,715	1,693	3,430	3,824
Net interest income	4,766	4,415	9,301	8,468
PROVISION FOR LOAN LOSSES	682	1,040	1,577	1,205
Net interest income after provision for loan losses	4,084	3,375	7,724	7,263
OTHER INCOME:
Customer service fees	524	479	1,014	929
Investment division commission income	99	119	159	225
Earnings on investment in life insurance	82	82	164	170
Other income	140	330	598	494
Net realized gains on sales of securities available for sale	179	339	201	518
Other than temporary equity security impairment	0	(60)	0	(136)
Total other income	1,024	1,289	2,136	2,200
OTHER EXPENSES:
Salaries and employee benefits	1,395	1,365	2,706	2,706
Occupancy	196	200	433	439
Equipment	139	131	262	275
FDIC insurance and assessments	185	453	367	544
Professional fees and outside services	150	138	309	276
Computer services and supplies	279	279	541	526
Taxes, other than payroll and income	123	114	193	210
Amortization expense-deposit acquisition premiums	64	64	129	129
Advertising	112	70	209	157
Stationary and printing supplies	102	93	197	183
Other	478	311	914	694
Total other expenses	3,223	3,218	6,260	6,139
Income before income taxes	1,885	1,446	3,600	3,324
INCOME TAXES	361	193	558	550
Net income	$1,524	$1,253	$3,042	$2,774
Net income per share, basic	$0.49	$0.40	$0.97	$0.89
Net income per share, diluted	$0.48	$0.40	$0.97	$0.89

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970
Comprehensive income
Net income	0	0	3,042	0	0	3,042
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	2,237	0	2,237
Total comprehensive income						5,279
Cash dividends, ($0.39 per share)	0	0	(1,223)	0	0	(1,223)
Treasury stock issued for stock option plan (4,900 shares)	0	18	0	0	85	103
Balance, June 30, 2010	$6,683	$3,116	$43,862	$(21)	$(4,511)	$49,129

Balance, December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720
Comprehensive income
Net income	0	0	2,774	0	0	2,774
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	(71)	0	(71)
Total comprehensive income						2,703
Cash dividends, ($0.38 per share)	0	0	(1,190)	0	0	(1,190)
Treasury stock issued for stock option plan (3,475 shares)	0	(1)	0	0	60	59
Balance, June 30, 2009	$6,683	$3,099	$40,959	$(4,826)	$(4,623)	$41,292

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities
Net income	$3,042	$2,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473	479
Provision for loan losses	1,577	1,205
Amortization of securities' premiums and accretion of discounts, net	90	129
Amortization of deferred loan costs	109	165
Gains on sales of securities available for sale, net	(201)	(518)
Other than temporary security impairment	0	136
Proceeds from the sale of loans originated for sale	2,954	16,140
Net gain on sale of loans originated for sale	(140)	(165)
Loans originated for sale	(3,096)	(12,840)
Net earnings on investment in life insurance	(164)	(170)
Gain from investment in life insurance	(320)	0
Loss on sale of other real estate owned	47	0
Increase in accrued interest receivable	(189)	(207)
(Increase) decrease in other assets	145	(24)
Decrease in accrued interest payable	(64)	(1,211)
Increase (decrease) in other liabilities	859	(329)
Net cash provided by operating activities	5,122	5,564
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	55,253	27,804
Proceeds from maturities of and principal payments received on available for sale securities	10,293	7,054
Purchase of available for sale securities	(52,444)	(27,814)
Net increase in loans	(34,259)	(6,767)
Net increase in restricted stock	0	(147)
Purchase of premises and equipment	(951)	(145)
Proceeds from investment in life insurance	549	0
Investment in other real estate owned	0	(42)
Proceeds from sale of other real estate owned	2,014	0
Net cash provided by (used in) investing activities	(19,545)	90
Cash Flows from Financing Activities
Cash dividends paid	(1,223)	(1,190)
Increase (decrease) in deposits	24,511	(10,892)
Repayment of long-term borrowings	(451)	(500)
Increase in short-term borrowings	13,696	1,590
Issuance of common stock	103	59
Net cash provided by (used in) financing activities	36,636	(10,933)
Net increase (decrease) in cash and cash equivalents	22,213	(5,279)
Cash and cash equivalents, beginning of year	18,915	18,533
Cash and cash equivalents, end of period	$41,128	$13,254
Supplemental disclosures of cash paid
Interest paid	$3,494	$5,035
Income taxes paid (refunded)	$(656)	$815
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$177	$227
Consideration received for exchange of securities available for sale	$0	$526

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between June 30, 2010 through the date these consolidated financial statements were issued.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income applicable to common stock	$1,524,000	$1,253,000	$3,042,000	$2,774,000

Weighted average common shares outstanding	3,139,678	3,133,480	3,137,962	3,132,353
Effect of dilutive securities, stock options	2,908	120	2,170	274
Weighted average common shares outstanding used to calculate diluted earnings per share	3,142,586	3,133,600	3,140,132	3,132,627
Basic earnings per share	$0.49	$0.40	$0.97	$0.89
Diluted earnings per share	$0.48	$0.40	$0.97	$0.89

Stock options for 9,970 and 23,429  shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2010 and for the three and six months ended June 30, 2009, respectively because they are antidilutive.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

At June 30, 2010 and December 31, 2009, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
JUNE 30, 2010:
U.S. Government agencies and corporations	$43,507	$1,704	$0	$45,211
Obligations of state and political subdivisions	51,993	338	(1,476)	50,855
Taxable obligations of state and political subdivisions	12,445	251	(112)	12,584
Corporate debt securities	5,575	165	(660)	5,080
Mortgage-backed securities - residential	5,715	98	0	5,813
Collateralized mortgage obligations - residential	180	0	0	180
Preferred equity securities	78	0	(32)	46
Common equity securities	1,442	51	(359)	1,134
Total	$120,935	$2,607	$(2,639)	$120,903

DECEMBER 31, 2009:
U.S. Government agencies and corporations	$60,989	$103	$(627)	$60,465
Obligations of state and political subdivisions	52,836	191	(1,483)	51,544
Taxable obligations of state and political subdivisions	2,219	20	(83)	2,156
Corporate debt securities	11,738	67	(1,471)	10,334
Mortgage-backed securities - residential	4,427	212	(2)	4,637
Collateralized mortgage obligations - residential	198	5	0	203
Preferred equity securities	78	7	0	85
Common equity securities	1,442	4	(364)	1,082
Total	$133,927	$609	$(4,030)	$130,506

The amortized cost and fair value of securities as of June 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$0	$0
Due after one year through five years	14,842	14,950
Due after five years through ten years	38,224	39,190
Due after ten years	60,454	59,591
	113,597	113,731

Mortgage-backed securities	5,715	5,813
Collateralized mortgage obligations - residential	180	180
Equity securities	1,520	1,180
	$120,935	$120,903

Proceeds from sale of available-for-sale securities during the six months ended June 30, 2010 and 2009 and the year ended December 31, 2009 were $55,253,000, $27,804,000, and $62,172,000, respectively.  Gross gains realized on these sales were $634,000, $527,000, and $879,000, respectively.  Gross losses on these sales were $433,000, $9,000, and $1,371,000, respectively.

Securities with a carrying value of $72,975,000 and $63,066,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$17,552	$(127)	$8,251	$(1,349)	$25,803	$(1,476)
Taxable obligations of state and political subdivisions	987	(30)	411	(82)	1,398	(112)
Corporate debt securities	1,033	(3)	3,461	(657)	4,494	(660)
Preferred equity securities	46	(32)	0	0	46	(32)
Common equity securities	323	(27)	549	(332)	872	(359)
Total Temporarily Impaired Securities	$19,941	$(219)	$12,672	$(2,420)	$32,613	$(2,639)

December 31, 2009:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Govt./Agency	$49,953	$(627)	$0	$0	$49,953	$(627)
Obligations of state and political subdivisions	23,138	(322)	8,403	(1,161)	31,541	(1,483)
Taxable obligations of state and political subdivisions	716	(7)	417	(76)	1,133	(83)
Corporate debt securities	0	0	8,809	(1,471)	8,809	(1,471)
Mortgage-backed securities-residential	114	0	121	(2)	235	(2)
Common equity securities	343	(7)	619	(357)	962	(364)
Total Temporarily Impaired Securities	$74,264	$(963)	$18,369	$(3,067)	$92,633	$(4,030)

At June 30, 2010, the Company had 45 (30 less than 12 months, 15 greater than 12 months) obligations of state and political subdivisions, 2 (both greater than 12 months) mortgage-backed securities, 4 (1 less than 12 months, 3 greater than 12 months) corporate debt securities, 2 (both less than 12 months) preferred equity securities and 13 (1 less than 12 months, 12 greater than 12 months) common equity securities, with unrealized losses. These unrealized losses reflect the current rate environment and management believes that these unrealized losses represent a temporary impairment of those securities.

No impairment charges were recorded against income for the three and six months ended June 30, 2010 compared to charges of $60 thousand and $136 thousand for the three and six month period ended June 30, 2009, respectively.  The charges recorded in 2009 related entirely to common equity securities.

None of the Company’s corporate debt securities are private label trust preferred issuances.  Rather, the portfolio contains corporate bond issuances in large national financial institutions.  The Company’s common equity securities portfolio contains investments in financial stocks that the Company believes have the potential to appreciate in value over the long-term while providing a reasonable dividend yield.

Management evaluates securities at the CUSIP number level for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available-for-sale are evaluated for OTTI under the rules for accounting for certain investments in debt and equity securities.

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

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of June 30, 2010, the Company does not intend to sell or more likely than not, be required to sell these securities before recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2010 and December 31, 2009, our FHLB stock totaled $2,771,000.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three and six months ended June 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

NOTE 4.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and related tax effects for the six months and three months ended June 30, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Unrealized holding gains on available for sale securities	$2,418	$1,644	$3,590	$275
Less: Reclassification adjustment for gains realized in net income	(179)	(339)	(201)	(518)
Less: Reclassification adjustment for other than temporary impairment	0	60	0	136
Net unrealized gains (losses)	2,239	1,365	3,389	(107)
Tax effect	761	465	1,152	(36)
Other comprehensive income (loss)	$1,478	$900	$2,237	$(71)

NOTE 5.  STOCK-BASED COMPENSATION

As of June 30, 2010, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  For the six month periods ending June 30, 2010 and 2009, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $15.464 million of standby letters of credit as of June 30, 2010.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at June 30, 2010 was $15.464 million and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $12.408 million.

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

The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). This new guidance did not have a material effect on its consolidated financial statements.

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

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The new pronouncement had no effect on the Company’s consolidated financial statements.

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company is currently reviewing the effect the new pronouncement will have on its consolidated financial statements.

ASU 20100-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company is currently reviewing the effect the new pronouncement will have on its consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
June 30, 2010 Securities available for sale	$120,903	$1,134	$119,769	$0
December 31, 2009 Securities available for sale	$130,506	$1,082	$129,424	$0

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
June 30, 2010 Impaired loans	$1,056	$0	$0	$1,056
June 30, 2010 Other real estate owned	$177	$0	$0	$177
December 31, 2009 Impaired loans	$1,834	$0	$0	$1,834
December 31, 2009 Other real estate owned	$5,534	$0	$0	$5,534

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010:

Cash and Cash Equivalents (Carried at Cost)
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities
The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments, if applicable.

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $2,275,000, net of a valuation allowance of $1,219,000.  The provision for impaired loans was $769,000, offset by charge offs of $50,000 during the six months ended June 30, 2010.  The provision for impaired loans was $505,000 and there were no charge offs for the quarter ended June 30, 2010.  At December 31, 2009, the fair value consists of loan balances of $2,393,000, net of a valuation allowance of $559,000.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$41,128	$41,128	$18,915	$18,915
Securities available-for-sale	120,903	120,903	130,506	130,506
Loans receivable	365,646	425,469	332,966	383,273
Investment in restricted stock	2,870	2,870	2,870	2,870
Accrued interest receivable	2,769	2,769	2,580	2,580

Financial liabilities:
Deposits	434,549	436,166	410,038	411,043
Short-term borrowings	34,135	34,135	20,439	20,439
Long-term borrowings	38,299	38,837	38,750	39,255
Accrued interest payable	382	382	446	446

Off-balance sheet items:
Commitments to grant loans	0	0	0	0
Unfunded commitments under lines of credit	0	0	0	0
Standby letters of credit	0	0	0	0

NOTE 9. FEDERAL DEPOSIT INSURANCE

The Company has experienced significant increases in the cost of federal deposit insurance from previous year’s levels of five to seven basis points.  The FDIC has increased the assessment rate for the most highly rated institutions to between 10 and 14 basis points. The result is an assessment rate being paid by the Bank of just under 14 basis points. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts (TAG) and senior unsecured debt of a bank or its holding company (TLGP). Institutions that did not opt out of the program by November 14, 2008 are being assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The TAG program has been extended through December 31, 2010 by the FDIC. The interim rule also gives the FDIC the discretion to extend the program through the end of 2011. The Company opted out of the TLGP. The FDIC adopted a program for the prepayment of FDIC premiums by all insured financial institutions for 2010-2012. This occurred in the fourth quarter of 2009 and the prepayment amount assessed to the Company was $2,183,000. During the three months and six months ended June 30, 2010, the Company has incurred $153,000 and $303,000, respectively related to the increased assessments for 2010. The comparable expenses for those same periods in 2009 were $378,000 and $440,000, respectively.  It should be noted that the second quarter of 2009 included the accrual for a special assessment levied by the FDIC in the amount of $210,000.

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

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.  Additional information is contained on page 30 of this report for the provision and allowance for loan losses.

OVERVIEW

Net income for the six months ended June 30, 2010 increased 9.66% to $3.042 million as compared to $2.774 million for the same period in 2009.  Diluted earnings per share increased 8.99% to $0.97 per share for the first half of 2010 from $0.89 per share in the same six month period in 2009.  At June 30, 2010, the Company had total assets of $559.193 million, net loans of $365.646 million, and total deposits of $434.549 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At June 30, 2010, cash, federal funds sold, and deposits with other banks totaled $41.128 million as compared to $18.915 million on December 31, 2009. The increase over the first six months of 2010 has been directly attributable to the increase in federal funds sold. As total deposit balances have increased by $24.511 million in the first half of 2010, federal funds sold have increased $22.854 million.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $120.903 million on June 30, 2010, decreasing by $9.603 million, or 7.36% from the December 31, 2009 total of $130.506 million. As market interest rates have remained very low for an extended period of time, the Company has maintained excess liquidity in the form of federal funds.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of June 30, 2010, included an unrealized loss of $32 thousand reflected as accumulated other comprehensive loss of $21 thousand in stockholders’ equity, net of deferred income taxes of $11 thousand.  This compares to an unrealized loss of $3.421 million at December 31, 2009 reflected as accumulated other comprehensive loss of $2.258 million, net of deferred income taxes of $1.163 million. The unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company does not intend to sell these securities nor is it likely they will be required to sell the security before recovery of its amortized cost basis. The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Loans:

Net loans increased $32.680 million, or 9.81%, to $365.646 million as of June 30, 2010 from $332.966 million as of December 31, 2009.  Of the loan growth experienced in the second quarter of 2010, the most significant increase was in commercial loans at $27.768 million, or 14.02%, to $225.854 million as of June 30, 2010 compared to $198.086 million at year-end December 31, 2009. Residential real estate mortgages increased $4.039 million, or 3.45%, to $120.959 million as of June 30, 2010 compared to $116.920 million as of December 31, 2009. Consumer loans also increased 11.13%, or $2.315 million, to $23.117 million as of June 30, 2010 compared to $20.802 million at year-end December 31, 2009.

Maintaining a loan to deposit ratio of 75% to 90% is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the six month period ended June 30, 2010, total deposits increased by $24.511 million, or 5.98%, to $434.549 million compared to $410.038 million as of December 31, 2009.  Time deposits increased by $5.641 million, or 6.55%, to $91.731 million when compared to year end December 31, 2009 at $86.090 million. Other core deposit relationships increased or decreased as follows; demand deposits were down $129 thousand, or 0.18%, to $71.706 million when compared to $71.835 million at December 31, 2009. Interest-bearing checking deposits were down $3.246 million, or 7.19%, to $41.900 million compared to $45.146 million as of December 31, 2009. Money market deposit accounts were up $2.693 million, or 7.48%, to $38.679 million compared to $35.986 million as of December 31, 2009. And finally, savings deposits were up $19.552 million, or 11.44%, to $190.533 million when compared to $170.981 million at December 31, 2009.

The trend through the first six months of 2010 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek safe alternatives in which to invest their money. Short term and core deposit rates have remained flat. As such, savings deposits offer consumers a competitive interest rate while at the same time offering the relative safety offered by a commercial bank and the expanded $250,000 FDIC insurance.  Savings deposits also allow for increased liquidity for the Bank.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2010 were $34.135 million as compared to $20.439 million as of December 31, 2009, an increase of $13.696 million, or 67.01%. One large deposit customer transferred their deposits from an interest bearing account into a sweep relationship classified as short-term borrowings in the second quarter of 2010. This relationship accounts for $8.508 million of this increase. Had this account been classified as a short-term borrowing at December 31, 2009, those balances would have increased to $27.075 million making the six month increase to June 30, 2010 $7.060 million, or 26.08%. Long-term borrowings were $38.299 million as of June 30, 2010 compared to $38.750 million as of December 31, 2009, a decrease of $451 thousand, or 1.16%. The decrease in long-term borrowings includes the contractual principal payments to the FHLB.

Accrued Interest Payable:

Accrued interest payable decreased $64 thousand, or 14.35%, from December 31, 2009 to June 30, 2010 even with the increase in the balance of interest bearing deposits.  The decrease in the cost of funds over the same period, 1.61% for the quarter ended June 30, 2010 as compared to 1.87% for the quarter ended December 31, 2009, is reflected in this decrease.  See the interest rates and interest differential tables on pages 28 and 29.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of June 30, 2010, regulatory capital to total average assets was 8.25% as compared to 8.68% on December 31, 2009.  The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the six months ended June 30, 2010 however, the Company did not purchase any additional shares for the treasury.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.00% and the total capital ratio to risk weighted asset ratio was 12.18% at June 30, 2010.  The Company is deemed to be well-capitalized under regulatory standards.

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

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, payments on existing loans or securities available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). As of June 30, 2010, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $156,000,000 ($117,701,000 available).

The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $117,701,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $3,000,000. While the FHLB has been an inexpensive source of funds in the past, liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on June 30, 2010 totaled $43.531 million, which consisted of $21.554 million in unfunded commitments of existing loans, $6.513 million to grant new loans and $15.464 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of June 30, 2010:

INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$66	$0	$0	$0	$0
Federal funds sold	33,615	0	0	0	0
Securities	4,280	7,380	538	24,470	84,235
Loans	52,545	22,060	48,185	183,643	59,213
Total rate sensitive assets	90,506	29,440	48,723	208,113	143,448
Cumulative rate sensitive assets	$90,506	$119,946	$168,669	$376,782	$520,230
RATE SENSITIVE LIABILITIES
Interest bearing checking	$41,900	$0	$0	$0	$0
Money market deposits	38,679	0	0	0	0
Regular savings	190,533	0	0	0	0
CDs and IRAs	26,162	15,352	10,857	37,379	1,981
Short-term borrowings	34,135	0	0	0	0
Long-term borrowings	2,730	233	474	28,857	6,005
Total rate sensitive liabilities	334,139	15,585	11,331	66,236	7,986
Cumulative rate sensitive liabilities	$334,139	$349,724	$361,055	$427,291	$435,277

Period gap	$(243,633)	$13,855	$37,392	$141,877	$135,462
Cumulative gap	$(243,633)	$(229,778)	$(192,386)	$(50,509)	$84,953
Cumulative RSA to RSL	27.09%	34.30%	46.72%	88.18%	119.52%
Cumulative gap to total assets	(43.57%)	(41.09%)	(34.40%)	(9.03%)	15.19%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended June 30, 2010, total interest income increased by $373 thousand, or 6.11%, to $6.481 million as compared to $6.108 million for the three months ended June 30, 2009.  The increase was primarily due to the growth in average earning assets. The yield earned on loans declined for the second quarter of 2010 to 5.91% compared to a 6.29% yield on loans for the second quarter of 2009 on a fully tax equivalent basis.  Conversely, average earning assets increased to $515.892 million for the three months ended June 30, 2010 as compared to $426.965 million for the three months ended June 30, 2009. Average loans increased to $364.526 million for the quarter ended June 30, 2010 as compared to $319.052 million for the same period in 2009.  This would indicate that the increase in interest was volume driven when comparing the two periods. The resulting interest earned on loans was $5.226 million for the three-month period ended June 30, 2010 compared to $4.880 million for the same period in 2009, an increase of $346 thousand, or 7.09%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended June 30, 2010 to 5.34% as compared to 6.10% for the three months ended June 30, 2009. This has been due to lower market yields available for investment as well as lower market driven lending rates.

For the six months ended June 30, 2010, total interest income increased by $439 thousand, or 3.57%, to $12.731 million as compared to $12.292 million for the six months ended June 30, 2009.  The increase was also due to the growth in average earning assets. The yield earned on loans declined for the first half of 2010 to 5.96% compared to a 6.31% yield on loans for the first half of 2009 on a fully tax equivalent basis.  Conversely, average earning assets increased to $503.541 million for the six months ended June 30, 2010 as compared to $432.313 million for the six months ended June 30, 2009. Average loans increased to $354.890 million for the six months ended June 30, 2010 as compared to $318.438 million for the same period in 2009.  This indicates that the increase in interest was volume driven when comparing the two periods. The resulting interest earned on loans was $10.213 million for the six-month period ended June 30, 2010 compared to $9.724 million for the same period in 2009, an increase of $489 thousand, or 5.03%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the six months ended June 30, 2010 to 5.41% as compared to 6.09% for the six months ended June 30, 2009. This has been due to lower market yields available for investment as well as lower market driven lending rates.

Total interest expense increased by $22 thousand, or 1.30%, to $1.715 million for the three months ended June 30, 2010 from $1.693 million for the three months ended June 30, 2009.  This increase was attributable to the increase in average interest bearing liabilities. While the cost of funds decreased to 1.61% for the three months ended June 30, 2010 as compared to 1.92% for the first quarter of 2009, average interest bearing liabilities increased to $426.588 million for the three months ended June 30, 2010 as compared to $353.129 million for the three months ended June 30, 2009.  This increase was due to the increase in average savings deposits.  Average savings deposits increased to $184.695 million for the three month period ended June 30, 2010 as compared to $127.190 million for the same period in 2009. This increase occurred at the same time that average time deposit balances were decreasing. Average time deposits decreased to $91.320 million for the three month period ended June 30, 2010 as compared to $99.834 million for the same period in 2009. This was due to the low rate environment and the resulting rates offered for time deposits.

Total interest expense decreased by $394 thousand, or 10.30%, to $3.430 million for the six months ended June 30, 2010 from $3.824 million for the six months ended June 30, 2009.  This decrease was attributable to the decrease in the cost of funds. The cost of funds decreased to 1.66% for the six months ended June 30, 2010 as compared to 2.14% for the first half of 2009.  Average interest bearing liabilities on the other hand increased to $417.519 million for the six months ended June 30, 2010 as compared to $360.477 million for the six months ended June 30, 2009.  This increase was due to the increase in average savings deposits.  Average savings deposits increased to $181.327 million for the six month period ended June 30, 2010 as compared to $112.037 million for the same period in 2009. This increase was also coupled with the decrease to average time deposit balances. Average time deposits decreased to $90.326 million for the six month period ended June 30, 2010 as compared to $125.151 million for the same period in 2009. This was due to the prevailing low rate environment and the resulting rates offered for time deposits.

Net interest income increased by $351 thousand, or 7.95%, to $4.766 million for the three months ended June 30, 2010 from $4.415 million for the three months ended June 30, 2009.  The Bank’s net interest spread decreased to 3.73% for the three months ended June 30, 2010 from 4.18% for the three months ended June 30, 2009 on a fully tax equivalent basis.  The net interest margin decreased to 4.01% for the three- month period ended June 30, 2010 from 4.51% for the three- month period ended June 30, 2009 on a fully tax equivalent basis. The yield curve has continued to be steep since the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. The effect this has had on short-term rates is that overnight federal funds rates are near 0%. This is indicative of how lower funding costs have affected the Company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, which has also fallen to historic lows over the second quarter of 2010. The result has been a net interest margin that has decreased  between periods.

Net interest income increased by $833 thousand, or 9.84%, to $9.301 million for the six months ended June 30, 2010 from $8.468 million for the three months ended June 30, 2009.  The Bank’s net interest spread decreased to 3.75% for the six months ended June 30, 2010 from 3.95% for the six months ended June 30, 2009 on a fully tax equivalent basis.  The net interest margin decreased to 4.04% for the six- month period ended June 30, 2010 from 4.31% for the six- month period ended June 30, 2009 on a fully tax equivalent basis while the yield curve has continued to be steep since the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. The low overnight federal funds rates that remain near 0% have affected the funding rates of the Company as deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, which is at or near historic lows. The result has been a net interest margin that has decreased between periods.

Below are the tables which set forth average balances and corresponding yields for the three-month and six-month periods ended June 30, 2010 and June 30, 2009:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$117,273	$1,747	5.98%	$119,998	$1,834	6.13%
Installment	22,447	245	4.38%	17,500	268	6.14%
Commercial	197,732	2,948	5.98%	159,096	2,533	6.39%
Tax exempt (1)	26,501	274	6.28%	21,966	235	6.50%
Other loans	573	12	8.40%	492	10	8.15%
Total loans (1)	364,526	5,226	5.91%	319,052	4,880	6.29%
Investment securities (AFS)
Taxable	80,834	758	3.76%	51,885	693	5.36%
Non-taxable (1)	48,042	488	6.18%	52,624	530	6.12%
Total securities (1)	128,876	1,246	4.66%	104,509	1,223	5.74%
Time deposits with other banks	995	2	0.81%	1,535	4	1.05%
Fed funds sold	21,495	7	0.13%	1,869	1	0.21%
Total earning assets (1)	515,892	6,481	5.34%	426,965	6,108	6.10%
Less: allowance for loan losses	(4,278)			(2,841)
Cash and due from banks	7,582			5,991
Premises and equipment, net	7,189			6,342
Other assets	21,160			22,476
Total assets	$547,545			$458,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$45,804	87	0.76%	$32,913	69	0.84%
Regular savings	184,695	530	1.15%	127,190	415	1.31%
Money market savings	37,562	75	0.80%	32,588	85	1.05%
Time	91,320	529	2.32%	99,834	635	2.55%
Total interest bearing deposits	359,381	1,221	1.36%	292,525	1,204	1.65%
Borrowings	67,207	494	2.95%	60,604	489	3.24%
Total interest bearing Liabilities	426,588	1,715	1.61%	353,129	1,693	1.92%
Net interest income (1)		$4,766	3.73%		$4,415	4.18%
Non-interest bearing
Demand deposits	71,951			64,658
Accrued expenses and
Other liabilities	4,021			2,614
Stockholders’ equity	44,985			38,532
Total liabilities and
Stockholders’ equity	$547,545			$458,933
Interest income/earning assets (1)			5.34%			6.10%
Interest expense/earning assets			1.33%			1.59%
Net interest margin (1)			4.01%			4.51%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/91 annualization method.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Six months ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$116,653	$3,477	6.01%	$120,716	$3,674	6.14%
Installment	22,164	516	4.69%	17,292	557	6.50%
Commercial	189,148	5,654	6.03%	158,075	5,007	6.39%
Tax exempt (1)	26,362	544	6.30%	21,873	466	6.51%
Other loans	563	22	7.88%	482	20	8.37%
Total loans (1)	354,890	10,213	5.96%	318,438	9,724	6.31%
Investment securities (AFS)
Taxable	83,277	1,522	3.69%	55,595	1,517	5.50%
Non-taxable (1)	48,110	982	6.24%	51,149	1,031	6.16%
Total securities (1)	131,387	2,504	4.62%	106,744	2,548	5.82%
Time deposits with other banks	1,016	3	0.60%	1,753	12	1.38%
Fed funds sold	16,248	11	0.14%	5,378	8	0.30%
Total earning assets (1)	503,541	12,731	5.41%	432,313	12,292	6.09%
Less: allowance for loan losses	(3,862)			(2,935)
Cash and due from banks	7,306			5,859
Premises and equipment, net	6,918			6,757
Other assets	21,946			22,110
Total assets	$535,849			$464,104
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$45,618	191	0.84%	$31,614	132	0.84%
Regular savings	181,327	1,070	1.19%	112,037	680	1.22%
Money market savings	36,722	153	0.84%	32,601	168	1.04%
Time	90,326	1,059	2.36%	125,151	1,886	3.04%
Total interest bearing deposits	353,993	2,473	1.41%	301,403	2,866	1.92%
Borrowings	63,526	957	3.04%	59,074	958	3.27%
Total interest bearing	417,519	3,430	1.66%	360,477	3,824	2.14%
Liabilities
Net interest income (1)		$9,301	3.75%		$8,468	3.95%
Non-interest bearing
Demand deposits	70,545			61,712
Accrued expenses and
Other liabilities	3,694			3,206
Stockholders’ equity	44,091			38,709
Total liabilities and
Stockholders’ equity	$535,849			$464,104
Interest income/earning assets (1)			5.41%			6.09%
Interest expense/earning assets			1.37%			1.78%
Net interest margin (1)			4.04%			4.31%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/181 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the six month and three month periods ended June 30, 2010 and June 30, 2009.

NET INTEREST INCOME

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total Interest Income	$6,481	$6,108	$12,731	$12,292
Tax Exempt Loans	141	121	280	240
Non-Taxable Securities	252	273	506	531
	6,874	6,502	13,517	13,063
Total Interest Expense	1,715	1,693	3,430	3,824
Net Interest Income (Fully Tax Equivalent Basis)	$5,159	$4,809	$10,087	$9,239

Provision for Loan Losses:

The provision for loan losses for the three months ended June 30, 2010 was $682 thousand, a decrease of $358 thousand, or 34.42% from the same period in 2009. The decrease in the provision for the second quarter of 2010 was due to a large commercial credit which had deteriorated in 2009 to the point where the ultimate satisfaction of the credit was doubtful. The Company felt it prudent at that time to charge the reserve and maintain satisfactory reserve levels.

The provision for loan losses for the six months ended June 30, 2010 was $1.577 million, an increase of $372 thousand, or 30.87% over the same period in 2009. This too was the result of the charge to reserves in the first half of 2010 for a doubtful commercial credit. One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.  The Bank has not participated in any sub-prime lending activity.

In the three month period ended June 30, 2010, charge-offs totaled $29 thousand while net charge-offs were $1 as compared to $1.294 million and $1.241 million, respectively, for the same three month period in 2009.

In the six month period ended June 30, 2010, charge-offs totaled $157 thousand while net charge-offs totaled $123 thousand as compared to $1.383 million and $1.279 million, respectively, for the same six- month period in 2009.

The variance between periods is due to the charge off which was experienced in relation to the commercial credit discussed with the provision for loan loss. The charge off of this credit and increase in provisioning levels has allowed the Company to maintain adequate reserves.

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

Peoples National Bank continues to see steady loan growth. The majority of this growth is in commercial real estate loans. The portfolio does not consist of any loans that are associated with commercial real estate development or residential development. Currently there are no concentrations to any one market and credit quality remains strong. The Bank’s lending strategy continues to focus on commercial real estate loans to strong borrowers with equity values of less than 75%.

Non-performing loans:

(Dollars in Thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Non-accrual and restructured	$2,880	$3,087	$2,196
Loans past due 90 or more days, accruing interest	368	239	173
Total nonperforming loans	3,248	3,326	2,369
Foreclosed assets	3,650	5,534	5,440
Total nonperforming assets	$6,898	$8,860	$7,809
Nonperforming loans to total loans at period-end	0.87%	0.99%	.74%
Nonperforming assets to period end loans and foreclosed assets	1.86%	2.60%	2.41%

Other Income:

Service charges and fees increased 9.39%, or $45 thousand, to $524 thousand in the three months ended June 30, 2010, from $479 thousand in the three months ended June 30, 2009.  Net overdraft fees were $268 thousand for the three months ended June 30, 2010 compared to $263 thousand for the same period in 2009. This is an increase of $5 thousand, or 1.90%. Debit card fee income increased to $194 thousand for the three months ended June 30, 2010 compared to $153 thousand for the three months ended June 30, 2009, and increase of $41 thousand, or 26.80%. These two service charge items account for the increase for the second quarter of 2010 when compared to the same period in 2009.

Service charges and fees increased 9.15%, or $85 thousand, to $1.014 million in the six months ended June 30, 2010, from $929 thousand in the six months ended June 30, 2009.  Debit card fee income increased to $367 thousand for the six months ended June 30, 2010 compared to $283 thousand for the six months ended June 30, 2009, and increase of $83 thousand, or 29.33% accounting for the year to date increase from 2009.

Investment division income was $99 thousand for the three month period ended June 30, 2010, a decrease of $20 thousand, or 16.81%, from $119 thousand for the same period in 2009.  The decrease is not considered to be for any reason other than due to an overall slow down in the investment industry as a whole. The second quarter of 2010 reflects a $39 thousand increase in commission income over the first quarter 2010 results of $60 thousand.

Investment division income was $159 thousand for the six month period ended June 30, 2010, a decrease of $66 thousand, or 29.33%, from $225 thousand for the same period in 2009.  The decrease is again considered to be due to an overall slow down in the investment industry as a whole.

Earnings on investment in life insurance (BOLI) was $82 thousand for the three month period ended June 30, 2010, identical to the $82 thousand for the three month period ended June 30, 2009.

Earnings on investment in life insurance (BOLI) was $164 thousand for the six month period ended June 30, 2010, compared to $170 thousand for the six month period ended June 30, 2009, a decrease of $6 thousand, or 3.53%. The decrease is considered to be in line with crediting rate adjustments for 2010 and is in line with budgeted expectations.

Other income was $140 thousand for the three months ended June 30, 2010, a decrease of $190 thousand, or 57.58% from $330 thousand for the comparable period in 2009. The most significant decrease was from fees and premiums recognized on mortgage sales. For the quarter ended June 30, 2010, fees decreased $126 thousand, or 76.83% to $38 thousand when compared to the second quarter of 2009 which came in at $164 thousand. Mortgage sales increased significantly in the 2009 period as mortgage rates fell to record lows.

Other income was $598 thousand for the six months ended June 30, 2010, an increase of $104 thousand, or 21.05% from $494 thousand for the comparable period in 2009. The most significant increase was from tax exempt cash surrender value received from BOLI in the amount of $320 thousand recognized in the first quarter of 2010. Conversely, fees and premiums recognized on mortgage sales for the period offset that increase, decreasing $80 thousand, or 48.48% at $85 thousand when comparing the first half of 2010 to the same period in 2009, which came in at $165 thousand.

Gains on security sales were $179 thousand for the three months ended June 30, 2010 compared to gains of $339 thousand for the comparable period in 2009, a decrease of $160 thousand. This variance is the result of an exchange in the second quarter of 2009 of one of the Company’s common stock available for sale securities for a common stock available for sale security in another entity. The transaction was structured so that 60% of the resulting company shares were recognized in cash and 40% were exchanged for shares in the new company. This variance is also due to fewer sales opportunities in the markets as rates have remained low and range bound for an extended period.

Gains on security sales were $201 thousand for the six months ended June 30, 2010 compared to gains of $518 thousand for the comparable period in 2009, a decrease of $317 thousand, or 61.20%. The year-to-date variance is also due to the extended low rate environment as well as the merger transaction discussed with the quarterly results. With rates at or near historic lows, the market values of securities held in the portfolio have not varied as in past periods.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. No impairment charges were recorded against income for the three months or six months ended June 30, 2010 compared to charges for the three month period ended June 30, 2009 of $60 thousand and charges for the six month period ended June 30, 2009 of $136,000.  The 2009 charges related to common equity securities.  Financial markets have stabilized since the middle of 2009 and improvement has been evident in the Company’s securities portfolio.

Other Operating Expenses:

Total other expenses increased 0.16%, or $5 thousand, to $3.223 million during the three months ended June 30, 2010 compared to $3.218 million for the comparable period in 2009.

Total other expenses increased 1.97%, or $121 thousand, to $6.260 million during the six months ended June 30, 2010 compared to $6.139 million for the comparable period in 2009.

Components of other expenses are as follows:

Salaries and benefits increased 2.20%, or $30 thousand, to $1.395 million for the three months ended June 30, 2010 compared to $1.365 million for the same period in 2009. Incremental pay raises increased the salary figure by $42 thousand when comparing the second quarter of 2010 to the second quarter of 2009. Salaries and benefits are within second quarter 2010 budgeted amounts.

Salaries and benefits remained the same at $2.706 million for the six months ended June 30, 2010 compared to the same period in 2009. While incremental pay raises increased the salary figure by $228 thousand when comparing the first half of 2010 to the first half of 2009, credits received for health care premiums in the amount of $184 thousand resulted in a reduction in benefits of $168 thousand between those same periods. Salaries and benefits are within 2010 budgeted amounts.

Occupancy expenses decreased $4 thousand, or 2.00%, for the three month period ended June 30, 2010, to $196 thousand, compared to $200 thousand for the same period in 2009.  This is within budgeted expectations.

Occupancy expenses decreased $6 thousand, or 1.37%, for the six month period ended June 30, 2010, to $433 thousand, compared to $439 thousand for the same period in 2009.  This too is within budgeted expectations.

Equipment expense increased $8 thousand, or 6.11%, for the three month period ended June 30, 2010, to $139 thousand, compared to $131 thousand for the same period in 2009. Increased depreciation expense in relation to branch equipment put in service during the second quarter of 2010 accounts for the additional depreciation expense.

Equipment expense decreased $13 thousand, or 4.73%, for the six months ended June 30, 2010, to $262 thousand, compared to $275 thousand for the same period in 2009. The six month variance is due to decreased depreciation expense in relation to equipment that while still in service, is fully depreciated and accounts for $6 thousand of the difference between periods.

FDIC insurance and assessments were down $268 thousand, or 59.16% for the three months ended June 30, 2010, to $185 thousand when compared to $453 thousand for the same period in 2009. The decrease in FDIC assessments for 2010 is discussed in more detail in Note 9 to the consolidated financial statements included in this document. A one-time special assessment in the amount of $210 thousand was expensed at June 30, 2009 and accounts for the majority of the variance.

FDIC insurance and assessments were down $177 thousand, or 32.54% for the six months ended June 30, 2010, to $367 thousand when compared to $544 thousand for the same period in 2009. The decrease in FDIC assessments for 2010 is discussed in more detail in Note 9 to the consolidated financial statements included in this document. Additional premiums paid in 2010 in the amount of $5 thousand are more than offset by the one-time assessment expensed at June 30, 2009. There is no comparable charge for 2010.

Professional fees and outside services increased $12 thousand, or 8.70%, in the three months ended June 30, 2010 to $150 thousand, compared to $138 thousand for the three month period ended June 30, 2009. Costs associated with special reviews performed by an outside consultant in the amount of $5 thousand and increased fees paid to the Department of Education for $6 thousand account for this increase.

Professional fees and outside services increased $33 thousand, or 11.96%, in the six months ended June 30, 2010 to $309 thousand, compared to $276 thousand for the six month period ended June 30, 2009. Various issues contributed to the increase year over year.

Computer services and supplies remained the same at $279 thousand for the three months ended June 30, 2010 compared to the comparable period in 2009.

Computer services and supplies increased $15 thousand, or 2.85%, for the six months ended June 30, 2010, to $541 thousand, compared to $526 thousand for the comparable period in 2009.  This increase is primarily the result of the ongoing need for new technologies. The increase is within budgeted expectations for 2010.

Taxes, other than payroll and income, increased $9 thousand, or 7.89%, to $123 thousand for the three months ended June 30, 2010 compared to $114 thousand for the same period in 2009. The increase is considered immaterial and is within budget projections for 2010.

Taxes, other than payroll and income, decreased $17 thousand, or 8.10%, to $193 thousand for the six months ended June 30, 2010 compared to $210 thousand for the same period in 2009. The decrease is the result of tax saving strategies which have been implemented by the Company as well as sales tax refunds of $10 thousand received in the first quarter of 2010 that resulted from an independent audit of sales taxes paid.

Amortization expense-deposit acquisition premiums remained flat at $64 thousand for the three months ended June 30, 2010 compared to the same period in 2009.

Amortization expense-deposit acquisition premiums remained flat at $129 thousand for the six months ended June 30, 2010 compared to the same period in 2009.

Advertising expense increased by $42 thousand or 60.00%, to $112 thousand for the three-month period ended June 30, 2010 compared to $70 thousand for the three-month period ended June 30, 2009. An increase was budgeted in 2010 as the Company continues to increase its marketing efforts in new markets.

Advertising expense increased by $52 thousand or 33.12%, to $209 thousand for the six-month period ended June 30, 2010 compared to $157 thousand for the six-month period ended June 30, 2009. Increases in advertising expense were budgeted for 2010 as the Company continues to increase its marketing efforts in new markets. Budgets however, have been exceeded for the first six months of 2010. Much of the marketing efforts of the Company occur in the early part of the year and the budget variance should curtail as the year progresses.

Stationary and printing supplies increased $9 thousand, or 9.68%, to $102 thousand for the three months ended June 30, 2010 compared to $93 thousand for the same period in 2009. This variance was slightly higher than budget expectations but is considered to be immaterial.

Stationary and printing supplies increased $14 thousand, or 7.65%, to $197 thousand for the six months ended June 30, 2010 compared to $183 thousand for the same period in 2009. As with the quarterly results, this variance was slightly higher than budget expectations but is also considered to be immaterial.

All other operating expenses increased $167 thousand, or 53.70%, to $478 thousand in the three months ended June 30, 2010, compared to $311 thousand for the same three month period in 2009.  The increase is primarily attributable to costs of $90 thousand incurred during the second quarter of 2010 in relation to foreclosed assets. This compares to the second quarter of 2009 when this expense item was offset by a credit of $113,000 as reimbursement of previously incurred expenses on a large commercial foreclosure.

All other operating expenses increased $220 thousand, or 31.70%, to $914 thousand in the six months ended June 30, 2010, compared to $694 thousand for the same six month period in 2009.  The increase is primarily attributable to costs incurred during the first six months of 2010 in relation to foreclosed assets. This compares to the first six months of 2009 when credits totaling $165,000 were received as reimbursement of previously incurred expenses on a large commercial foreclosure.

Income Tax Provision:

The Corporation recorded an income tax provision of $361 thousand, or 19.15% of income before taxes, and $193 thousand, or 13.35% of income before taxes, for the quarters ended June 30, 2010 and 2009, respectively.

The Corporation recorded an income tax provision of $558 thousand, or 15.50% of income before taxes, and $550 thousand, or 16.55% of income before taxes, for the six months ended June 30, 2010 and 2009, respectively.  The decreases in the effective tax rate for the year-to-date period ended June 30, 2010 is due to increased tax-exempt income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has now been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment could change in the near term as inflation does not pose a threat and the employment and housing sectors have shown only minimal signs of improvement. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin (see previous discussions). As of June 30, 2010, the Bank is currently showing more sensitivity to an upward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 5.54%, or $1.068 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 4.84% or $933 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank is within the guidelines established by the Bank’s asset/liability policy for interest rate sensitivity testing. The variances are also within policy guidelines when tested over two full years. The percentage variances show a net interest income decrease of 3.86% when tested up 200 basis points and an increase of 0.61% when tested down 200 basis points. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.  To mitigate exposure to rising rates, the Bank has worked to shorten the duration on the asset side of the balance sheet to allow for flexibility to reinvest at the higher rates.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2009, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 1A.  Risk Factors

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2010 – April 30, 2010	0	$0	0	65,751
May 1, 2010 – May 31, 2010	0	$0	0	65,751
June 1, 2010 – June 30, 2010	0	$0	0	65,751
TOTAL	0	$0	0

(1) On July 2, 2001, the Board of Directors authorized the repurchase of an additional 5%, or 158,931 shares of the Corporation’s common stock outstanding.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders, held on April 24, 2010, Meeting Chairman, William E. Aubrey, II, reported on the Item of Business:  Election of two Class II Directors to hold office for three years from the date of election and until his successor(s) shall have been elected and qualified.  Mr. Aubrey reported that the Judge of Election and Proxies had completed the voting tabulations and on the basis of their report, he declared that William E. Aubrey, II and Joseph T. Wright, Jr. were elected for a three-year term.

Election of Class I Directors

NAME	FOR	WITHHOLD AUTHORITY
William E. Aubrey, II	1,715,230	44,436
Joseph T. Wright, Jr.	1,702,806	56,860

Class II Directors whose terms will expire in 2011
George H. Stover, Jr.
Richard S. Lochen, Jr.
Ronald G. Kukuchka

Class III Directors whose terms will expire in 2012
Alan W. Dakey
Earle A. Wootton

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/	Alan W. Dakey
Alan W. Dakey, President/CEO
Date:	August 9, 2010

By/s/	Frederick J. Malloy
Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:	August 9, 2010

By/s/	Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/Principal Financial Officer
Date:	August 9, 2010