Form 10-Q
period 2010-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2010-11-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
No. 0-23863 (Commission File Number)

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

Number of shares outstanding as of November 5, 2010

COMMON STOCK ($2 Par Value)			3,141,056
(Title of Class)			(Outstanding Shares)

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2010

Contents
PART I	FINANCIAL INFORMATION	Page No.
Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited)	3
	as of September 30, 2010
	and December 31, 2009

	Consolidated Statements of Income	4
	(Unaudited) for the Three Months and Nine Months
	Ended September 30, 2010 and 2009

	Consolidated Statements of Stockholders’	5
	Equity (Unaudited) for the Nine Months
	Ended September 30, 2010 and 2009

	Consolidated Statements of Cash Flows	6
	(Unaudited) for the Nine Months
	Ended September 30, 2010 and 2009

	Notes to Consolidated Financial Statements	7 - 18

Item 2.	Management’s Discussion and Analysis of	19 - 35
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36 - 37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
	Signatures	39

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2010 and December 31, 2009
(In thousands, except per share and share data)
ASSETS:	September 2010	December 2009
Cash and due from banks	$10,459	$7,259
Interest bearing deposits in other banks	70	895
Federal funds sold	20,678	10,761
Cash and cash equivalents	31,207	18,915
Securities available for sale	135,052	130,506
Loans	371,667	336,303
Allowance for loan losses	(3,928)	(3,337)
Loans, net	367,739	332,966
Investment in restricted stock, at cost	2,870	2,870
Bank premises and equipment, net	8,215	7,509
Accrued interest receivable	3,062	2,580
Intangible assets	366	560
Other real estate owned	3,925	5,534
Bank owned life insurance	8,269	8,253
Other assets	3,858	6,790
Total assets	$564,563	$516,483
LIABILITIES:
Deposits:
Non-interest bearing	$73,805	$71,835
Interest bearing	362,321	338,203
Total deposits	436,126	410,038
Accrued interest payable	373	446
Short-term borrowings	42,014	20,439
Long-term borrowings	30,569	38,750
Other liabilities	2,516	1,840
Total liabilities	511,598	471,513

STOCKHOLDERS' EQUITY:
Common Stock, par value $2 per share; authorized 12,500,000 shares; issued 3,341,251 shares; outstanding 3,141,056 shares and 3,136,156 shares at September 30, 2010 and December 31, 2009, respectively	6,683	6,683
Surplus	3,116	3,098
Retained earnings	44,634	42,043
Accumulated other comprehensive income (loss)	3,043	(2,258)
Treasury stock at cost 200,195 and 205,095 shares at September 30, 2010 and December 31, 2009, respectively	(4,511)	(4,596)
Total stockholders' equity	52,965	44,970
Total liabilities and stockholders’ equity	$564,563	$516,483

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share data)
	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
INTEREST INCOME:
Loans receivable, including fees	$5,066	$4,766	$15,279	$14,490
Securities:
Taxable	740	609	2,262	2,126
Tax exempt	525	550	1,507	1,581
Other	9	4	23	24
Total interest income	6,340	5,929	19,071	18,221
INTEREST EXPENSE:
Deposits	1,165	1,215	3,638	4,081
Short-term borrowings	115	81	287	233
Long-term borrowings	355	405	1,140	1,211
Total interest expense	1,635	1,701	5,065	5,525
Net interest income	4,705	4,228	14,006	12,696
PROVISION FOR LOAN LOSSES	445	165	2,022	1,370
Net interest income after provision for loan losses	4,260	4,063	11,984	11,326
OTHER INCOME:
Customer service fees	532	472	1,546	1,401
Investment division commission income	81	59	240	284
Earnings on investment in life insurance	81	85	245	255
Other income	264	151	862	493
Income from other real estate	75	44	362	196
Net realized gains (losses) on sales of securities available for sale	22	(1,169)	223	(651)
Other than temporary equity security impairment	(140)	0	(140)	(136)
Total other income (loss)	915	(358)	3,338	1,842
OTHER EXPENSES:
Salaries and employee benefits	1,490	1,380	4,196	4,086
Occupancy	213	189	646	628
Equipment	143	135	405	410
FDIC insurance and other assessments	190	179	557	723
Professional fees and outside services	125	144	434	420
Computer services and supplies	285	236	826	762
Taxes, other than payroll and income	96	88	289	298
Amortization expense-deposit acquisition premiums	65	65	194	194
Advertising	115	64	324	221
Stationary and printing supplies	90	84	287	267
Penalty assessment-long term borrowings	597	0	597	0
Other	94	378	1,295	1,072
Total other expenses	3,503	2,942	10,050	9,081
Income before income taxes	1,672	763	5,272	4,087
INCOME TAXES (BENEFIT)	272	(23)	830	527
Net income	$1,400	$786	$4,442	$3,560
Net income per share, basic	$0.45	$0.25	$1.42	$1.14
Net income per share, diluted	$0.45	$0.25	$1.41	$1.14

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970
Comprehensive income
Net income	0	0	4,442	0	0	4,442
Net change in unrealized gains (losses) on securities available for sale, net of reclassification adjustment and taxes	0	0	0	5,301	0	5,301
Total comprehensive income						9,743
Cash dividends, ($0.59 per share)	0	0	(1,851)	0	0	(1,851)
Treasury stock issued for stock option plan (4,900 shares)	0	18	0	0	85	103
Balance, September 30, 2010	$6,683	$3,116	$44,634	$3,043	$(4,511)	$52,965

Balance, December 31, 2008	$6,683	$3,100	$39,375	$(4,755)	$(4,683)	$39,720
Comprehensive income
Net income	0	0	3,560	0	0	3,560
Net change in unrealized losses on securities available for sale, net of reclassification adjustment and taxes	0	0	0	3,650	0	3,650
Total comprehensive income						7,210
Cash dividends, ($0.57 per share)	0	0	(1,786)	0	0	(1,786)
Treasury stock issued for stock option plan (3,475 shares)	0	(1)	0	0	60	59
Balance, September 30, 2009	$6,683	$3,099	$41,149	$(1,105)	$(4,623)	$45,203

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009
Cash Flows from Operating Activities
Net income	$4,442	$3,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	710
Provision for loan losses	2,022	1,370
Amortization of securities' premiums and accretion of discounts, net	188	183
Amortization of deferred loan costs	176	258
(Gain) loss on sales of securities available for sale, net	(223)	651
Other than temporary security impairment	140	136
Deferred income taxes	0	34
Proceeds from the sale of loans originated for sale	6,318	20,013
Net gain on sale of loans originated for sale	(209)	(215)
Loans originated for sale	(6,528)	(18,466)
Net earnings on investment in life insurance	(245)	(255)
Gain from investment in life insurance	(320)	0
Loss on sale of other real estate owned	45	0
Increase in accrued interest receivable	(482)	(20)
Decrease in other assets	201	34
Decrease in accrued interest payable	(73)	(1,219)
(Increase) decrease in other liabilities	676	(411)
Net cash provided by operating activities	6,852	6,363
Cash Flows from Investing Activities
Proceeds from sale of available for sale securities	61,056	48,364
Proceeds from maturities of and principal payments received on available for sale securities	12,587	7,684
Purchase of available for sale securities	(70,262)	(44,944)
Net increase in loans	(36,817)	(11,601)
Purchase of premises and equipment	(1,236)	(343)
Proceeds from investment in life insurance	549	0
Proceeds from sale of other real estate	1,829	0
Net cash used in investing activities	(32,094)	(840)
Cash Flows from Financing Activities
Cash dividends paid	(1,851)	(1,786)
Increase (decrease) in deposits	26,088	(5,053)
Repayment of long-term borrowings	(8,181)	(719)
Increase in short-term borrowings	21,575	1,559
Proceeds from sale of treasury stock	103	59
Net cash provided by (used in) financing activities	37,734	(5,940)
Net increase (decrease) in cash and cash equivalents	12,292	(417)
Cash and cash equivalents, beginning of year	18,915	18,533
Cash and cash equivalents, end of period	$31,207	$18,116
Supplemental disclosures of cash paid
Interest paid	$5,138	$6,744
Income taxes paid	$254	$815
Non-cash investing and financing activities
Transfers from loans to other real estate owned through foreclosure	$265	$311
Consideration received for exchange of securities available for sale	$0	$526

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information as well as with instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between September 30, 2010 through the date these consolidated financial statements were issued.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

Net income applicable to common stock	$1,400,000	$786,000	$4,442,000	$3,560,000

Weighted average common shares outstanding	3,141,056	3,134,656	3,139,005	3,133,129
Effect of dilutive securities, stock options	2,891	174	2,410	241
Weighted average common shares outstanding used to calculate diluted earnings per share	3,143,947	3,134,830	3,141,415	3,133,370
Basic earnings per share	$0.45	$0.25	$1.42	$1.14
Diluted earnings per share	$0.45	$0.25	$1.41	$1.14

Stock options for 9,950 and 22,200 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009, respectively, because they are antidilutive.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

At September 30, 2010 and December 31, 2009, the amortized cost and fair values of securities available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
SEPTEMBER 30, 2010:
U.S. Government agencies and corporations	$48,572	$2,920	$0	$51,492
Obligations of state and political subdivisions	51,788	1,710	(351)	53,147
Taxable obligations of state and political subdivisions	18,640	796	(32)	19,404
Corporate debt securities	4,468	212	(620)	4,060
Mortgage-backed securities - residential	5,422	139	0	5,561
Collateralized mortgage obligations – residential	172	10	0	182
Preferred equity securities	78	0	(42)	36
Common equity securities	1,301	51	(182)	1,170
Total	$130,441	$5,838	$(1,227)	$135,052

December 31, 2009:
U.S. Government agencies and corporations	$60,989	$103	$(627)	$60,465
Obligations of state and political subdivisions	52,836	191	(1,483)	51,544
Taxable obligations of state and political subdivisions	2,219	20	(83)	2,156
Corporate debt securities	11,738	67	(1,471)	10,334
Mortgage-backed securities - residential	4,427	212	(2)	4,637
Collateralized mortgage obligations - residential	198	5	0	203
Preferred equity securities	78	7	0	85
Common equity securities	1,442	4	(364)	1,082
Total	$133,927	$609	$(4,030)	$130,506

The amortized cost and fair value of securities as of September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$0	$0
Due after one year through five years	13,908	14,133
Due after five years through ten years	43,083	45,130
Due after ten years	66,477	68,840
	123,468	128,103

Mortgage-backed securities	5,422	5,561
Collateralized mortgage obligations - residential	172	182
Equity securities	1,379	1,206
	$130,441	$135,052

Proceeds from sale of available-for-sale securities during the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009 were $61,056,000, $48,364,000, and $62,172,000, respectively.  Gross gains realized on these sales were $660,000, $664,000, and $879,000, respectively.  Gross losses on these sales were $437,000, $1,315,000, and $1,371,000, respectively. A decision was made in the third quarter of 2009 to sell a financial corporate debt security which had significantly deteriorated in value. The realized loss on this security alone accounted for $1,229,000 of the losses incurred for the period ended September 30, 2009.

Securities with a carrying value of $83,516,000 and $63,066,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$0	$0	$2,930	$(351)	$2,930	$(351)
Taxable obligations of state and political subdivisions	0	0	461	(32)	461	(32)
Corporate debt securities	0	0	2,392	(620)	2,392	(620)
Preferred equity securities	36	(42)	0	0	36	(42)
Common equity securities	0	0	780	(182)	780	(182)
Total Temporarily Impaired Securities	$36	$(42)	$6,563	$(1,185)	$6,599	$(1,227)

December 31, 2009:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Govt./Agency	$49,953	$(627)	$0	$0	$49,953	$(627)
Obligations of state and political subdivisions	23,138	(322)	8,403	(1,161)	31,541	(1,483)
Taxable obligations of state and political subdivisions	716	(7)	417	(76)	1,133	(83)
Corporate debt securities	0	0	8,809	(1,471)	8,809	(1,471)
Mortgage-backed securities-residential	114	0	121	(2)	235	(2)
Common equity securities	343	(7)	619	(357)	962	(364)
Total Temporarily Impaired Securities	$74,264	$(963)	$18,369	$(3,067)	$92,633	$(4,030)

At September 30, 2010, the Company had 8 (all greater than 12 months) obligations of state and political subdivisions, 2 (both greater than 12 months) corporate debt securities, 2 (both greater than 12 months) preferred equity securities, and 9 (all greater than 12 months) common equity securities, with unrealized losses. These unrealized losses reflect the current rate environment and management believes that these unrealized losses represent a temporary impairment of those securities.

The Company recorded other than temporary impairments of $140,000 for the three months and thus, nine months ended September 30, 2010. These impairments were the result of writing down three separate common equity securities. These write-downs were measured based on public market prices. In reaching the determination to record these impairments, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge was appropriate for these securities.  The entire change was credit-related and was recorded in operations. Compare this to the nine months ended September 30, 2009 when the Company recorded other than temporary impairments of $136,000, related entirely to common equity securities.  No impairment charges were recorded for the three months ended September 30, 2009.

None of the Company’s corporate debt securities are trust preferred issuances.  Rather, the portfolio contains corporate bond issuances in large national financial institutions.  The Company’s common equity securities portfolio contains investments in financial stocks that the Company believes have the potential to appreciate in value over the long-term while providing a reasonable dividend yield.

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

When an OTTI occurs under the model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable tax benefit. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment. As of September 30, 2010 the Company does not intend to sell or more likely than not, be required to sell these securities before recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2010 and December 31, 2009, our FHLB stock totaled $2.771 million.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine and three months ended September 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

NOTE 4.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects for the nine months and three months ended September 30, 2010 and 2009 are as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Unrealized holding gains on available for sale securities	$4,525	$4,468	$8,115	$4,743
Less: Reclassification adjustment for (gains) losses realized in net income	(22)	1,169	(223)	651
Less: Reclassification adjustment for other than temporary impairment	140	0	140	136
Net unrealized gains	4,643	5,637	8,032	5,530
Tax effect	(1,579)	(1,916)	(2,731)	(1,880)
Other comprehensive income	$3,064	$3,721	$5,301	$3,650

NOTE 5.  STOCK-BASED COMPENSATION

All stock options were fully vested prior to 2009 and there are no unrecognized compensation costs related to stock options.  For the nine month periods ending September 30, 2010 and 2009, respectively, there were no stock options granted.

NOTE 6.  GUARANTEES

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $18.295 million of standby letters of credit as of September 30, 2010.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at September 30, 2010 was $18.295 million and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $15.305 million.

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

ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
September 30, 2010 Securities available for sale	$135,052	$1,170	$133,882	$0
December 31, 2009 Securities available for sale	$130,506	$1,082	$129,424	$0

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Description		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In Thousands)
September 30, 2010 Impaired loans	$5,006	$0	$0	$5,006
September 30, 2010 Other real estate owned	$265	$0	$0	$265
December 31, 2009 Impaired loans	$1,834	$0	$0	$1,834
December 31, 2009 Other real estate owned	$5,534	$0	$0	$5,534

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $5,690,000, net of a valuation allowance of $684,000.  The provision for impaired loans was $1,453,000, offset by charge offs of $1,328,000 during the nine months ended September 30, 2010. The provision for impaired loans was $715,000, offset by charge offs of $1,188,000 for the quarter ended September 30, 2010.  At December 31, 2009, the fair value consists of loan balances of $2,393,000, net of a valuation allowance of $559,000.

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

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$31,207	$31,207	$18,915	$18,915
Securities available-for-sale	135,052	135,052	130,506	130,506
Loans receivable	367,739	424,957	332,966	383,273
Investment in restricted stock	2,870	2,870	2,870	2,870
Accrued interest receivable	3,062	3,062	2,580	2,580

Financial liabilities:
Deposits	436,126	438,270	410,038	411,043
Short-term borrowings	42,014	42,014	20,439	20,439
Long-term borrowings	30,569	31,136	38,750	39,255
Accrued interest payable	373	373	446	446

Off-balance sheet items:
Commitments to grant loans	0	0	0	0
Unfunded commitments under lines of credit	0	0	0	0
Standby letters of credit	0	0	0	0

NOTE 9. FEDERAL DEPOSIT INSURANCE

The Company has experienced significant increases in the cost of federal deposit insurance from previous year’s levels of five to seven basis points.  The FDIC has increased the assessment rate for the most highly rated institutions to between 10 and 14 basis points. The result is an assessment rate being paid by the Bank of just under 14 basis points. Assessment rates could be further increased if an institution's FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts (TAG) and senior unsecured debt of a bank or its holding company (TLGP). Institutions that did not opt out of the program by November 14, 2008 are being assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued. The TAG program has been extended through December 31, 2010 by the FDIC. The interim rule also gives the FDIC the discretion to extend the program through the end of 2011. The Company opted out of the TLGP. The FDIC adopted a program for the prepayment of FDIC premiums by all insured financial institutions for 2010-2012. This occurred in the fourth quarter of 2009 and the prepayment amount assessed to the Company was $2,183,000. During the three months and nine months ended September 30, 2010, the Company has incurred $155,000 and $458,000, respectively in FDIC assessments for 2010. The comparable expenses for those same periods in 2009 were $193,000 and $633,000, respectively.  It should be noted that the second quarter of 2009 included the accrual for a special assessment levied by the FDIC in the amount of $210,000.

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

OVERVIEW

Executive Summary
(In thousands, except per share and share data)	September 30, 2010	December 31, 2009
Financial Condition
Total assets	$564,563	$516,483
Total loans, net	$367,739	$332,966
Total deposits	$436,126	$410,038
Stockholders' equity	$52,965	$44,970

	September 30, 2010	September 30, 2009
Results of operations
Net income	$4,442	$3,560
Return on average assets	1.09%	1.02%
Return on average equity	13.14%	12.25%
Net income per share, basic	$1.42	$1.14
Net income per share, diluted	$1.41	$1.14
Net interest margin	3.97%	4.28%

Net income for the nine months ended September 30, 2010 increased 24.78% to $4.442 million as compared to $3.560 million for the same period in 2009.  Diluted earnings per share increased 23.68% to $1.41 per share for the first three quarters of 2010 from $1.14 per share in the same nine month period in 2009.  At September 30, 2010, the Company had total assets of $564.563 million, net loans of $367.739 million, and total deposits of $436.126 million.

FINANCIAL CONDITION

Cash and Cash Equivalents:

At September 30, 2010, cash, federal funds sold, and deposits with other banks totaled $31.207 million when compared to $18.915 million on December 31, 2009. The increase over the first nine months of 2010 has been most directly attributable to the increase in federal funds sold.

Management believes the liquidity needs of the Corporation are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Corporation to meet all its cash obligations as they come due.

Securities:

Securities totaled $135.052 million on September 30, 2010, increasing by $4.546 million, or 3.48% from the December 31, 2009 total of $130.506 million.

The total securities portfolio is held as available for sale.  This strategy was implemented in 1995 to provide more flexibility in using the investment portfolio for liquidity purposes as well as providing more flexibility in selling when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities, as of September 30, 2010, included an unrealized gain of $4.611 million reflected as accumulated other comprehensive income of $3.043 million in stockholders’ equity, net of deferred income taxes of $1.568 million.  This compares to an unrealized loss of $3.421 million at December 31, 2009 reflected as accumulated other comprehensive loss of $2.258 million, net of deferred income taxes of $1.163 million.  At September 30, 2010, securities available for sale included twenty-one securities with unrealized lossess aggregating $1.227 million.  The majority of the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company does not intend to sell these securities nor is it likely they will be required to sell the security before recovery of its amortized cost basis. The Company has the intent and ability to hold such securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairment of the securities.

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

Loans:

Net loans increased $34.773 million, or 10.44%, to $367.739 million as of September 30, 2010 from $332.966 million as of December 31, 2009.  Of the loan growth experienced through the third quarter of 2010, the most significant increase was in commercial loans at $30.709 million, or 15.50%, to $228.795 million as of September 30, 2010 compared to $198.086 million at year-end December 31, 2009. Residential real estate mortgages increased $3.225 million, or 2.76%, to $120.145 million as of September 30, 2010 compared to $116.920 million as of December 31, 2009. Consumer loans also increased at 6.78%, or $1.411 million, to $22.213 million as of September 30, 2010 compared to $20.802 million at year-end December 31, 2009.

Maintaining a loan to deposit ratio of 75-90% is a goal of the Bank, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted from within the Bank’s primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit, and IRA’s.  During the nine month period ended September 30, 2010, total deposits increased by $26.088 million, or 6.36%, to $436.126 million compared to $410.038 million as of December 31, 2009. Time deposits increased by $4.553 million, or 5.29%, to $90.643 million when compared to year end December 31, 2009 at $86.090 million. Other core deposit relationships increased or decreased as follows; demand deposits were up $1.970 million, or 2.74%, to $73.805 million when compared to $71.835 million at December 31, 2009. Interest-bearing checking deposits were down $1.948 million, or 4.31%, to $43.198 million compared to $45.146 million as of December 31, 2009. Money market deposit accounts were up $241 thousand, or 0.67%, to $36.227 million compared to $35.986 million as of December 31, 2009. And finally, savings deposits were up $21.272 million, or 12.44%, to $192.253 million when compared to $170.981 million at December 31, 2009.

The trend through nine months of 2010 is expected due to the nature of those deposits affected. The current economic climate has induced consumers to seek safe alternatives in which to invest their money. Short term and core deposit rates have remained flat while at the same time rates offered on certificates of deposit have decreased compared to the same time period in 2009. As such, savings deposits offer consumers a competitive interest rate while at the same time offering the relative safety offered by a commercial bank and the expanded $250,000 FDIC insurance.  Savings deposits also allow for increased liquidity for the Bank.

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2010 were $42.014 million as compared to $20.439 million as of December 31, 2009, an increase of $21.575 million, or 105.56%. Long-term borrowings were $30.569 million as of September 30, 2010 compared to $38.750 million as of December 31, 2009, a decrease of $8.181 million, or 21.11%. The decrease in long-term borrowings includes the contractual principal payments to the FHLB. Additionally, August of 2010 included the maturity of a $2.500 million term FHLB borrowing and the prepayment of another $5.000 million FHLB term borrowing. The prepayment came at the cost of a $597 thousand penalty. Analysis was performed on the interest cost savings from the early payment and the determination was to prepay the advance and shorten the overall duration of liabilities.

Accrued Interest Payable:

Accrued interest payable decreased $73 thousand, or 16.37%, from December 31, 2009 to September 30, 2010 due to the decrease in the weighted average interest rates on interest bearing deposits (1.37% in 2010 versus 1.81% for the same period in 2009.)  Also, the cost of borrowings decreased significantly over the same period (2.85% in 2010 versus 3.27% for the same period in 2009.)  See the interest rates and interest differential table on page 29.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of September 30, 2010, regulatory capital to total average assets was 8.19% as compared to 8.68% on December 31, 2009. The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  In the nine months ended September 30, 2010 however, the Company did not purchase any additional shares for the treasury.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets the banks hold in their portfolios.   A weight category of either 0% (lowest risk asset), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Capital is being maintained in compliance with risk-based capital guidelines.  The Company’s Tier 1 capital to risk weighted asset ratio was 11.10% and the total capital ratio to risk weighted asset ratio was 12.05% at September 30, 2010.  The Company is deemed to be well-capitalized under regulatory standards.

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

The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements; that is to conduct banking business. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. In addition, payments on existing loans or securities available-for-sale can generate additional liquidity. Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). As of September 30, 2010, the Bank had a borrowing capacity from the Federal Home Loan Bank of approximately $147,000,000 ($116,431,000 available).

The Company feels that it offers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings product and a short term certificate of deposit. This deposit product offers an interest rate that far outweighs any comparable savings product on the market and a quarterly limit placed on customer withdrawals which provide stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it to provide a source of funds. Beyond its own product line up, the Company also has available to it open lines of credit at the FHLB with current availability of approximately $116,431,000, Atlantic Central Bankers Bank (ACBB) in the amount of $7,000,000 and the Federal Reserve Bank of Philadelphia (FRB) that amount to $1,100,000. While the FHLB has been an inexpensive source of funds in the past, liquidity concerns surrounding the FHLB have prompted the Company to explore additional funding options at the FRB. Collateral standards of the FRB make it feasible to increase available lines and open the Company up to yet another source of funding liquidity.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments on September 30, 2010 totaled $43.063 million, which consisted of $19.841 million in unfunded commitments of existing loans, $4.927 million to grant new loans and $18.295 million in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

The following table sets forth the Company’s interest sensitivity analysis as of September 30, 2010:

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)	Maturity or Re-pricing In:
	3 Months	3-6 Months	6-12 Months	1-5 Years	Over 5 Years
RATE SENSITIVE ASSETS
Interest bearing deposits in other banks	$70	$0	$0	$0	$0
Federal funds sold	20,678	0	0	0	0
Securities	7,591	312	581	31,152	95,416
Loans	56,222	27,419	43,297	176,568	64,233
Total rate sensitive assets	84,561	27,731	43,878	207,720	159,649
Cumulative rate sensitive assets	$84,561	$112,292	$156,170	$363,890	$523,539
RATE SENSITIVE LIABILITIES
Interest bearing checking	43,198	0	0	0	0
Money market deposits	36,227	0	0	0	0
Regular savings	192,253	0	0	0	0
CDs and IRAs	19,961	18,235	8,168	42,853	1,426
Short-term borrowings	42,014	0	0	0	0
Long-term borrowings	233	236	480	23,847	5,773
Total rate sensitive liabilities	333,886	18,471	8,648	66,700	7,199
Cumulative rate sensitive liabilities	$333,886	$352,357	$361,005	$427,705	$434,904

Period gap	$(249,325)	$9,260	$35,230	$141,020	$152,450
Cumulative gap	(249,325)	(240,065)	(204,835)	(63,815)	88,635
Cumulative RSA to RSL	25.33%	31.87%	43.26%	85.08%	120.38%
Cumulative gap to total assets	(44.16%)	(42.52%)	(36.28%)	(11.30%)	15.70%

RESULTS OF OPERATIONS

Net Interest Income:

For the three months ended September 30, 2010, total interest income increased by $411 thousand, or 6.93%, to $6.340 million as compared to $5.929 million for the three months ended September 30, 2009.  This increase was primarily due to the increase in earning assets between periods. The yield earned on loans for the three months ended September 30, 2010 was 5.58% compared to a 6.03% yield on loans for the quarter ended September 30, 2009. Conversely, average earning assets increased to $529.485 million for the three months ended September 30, 2010 as compared to $434.428 million for the three months ended September 30, 2009 while average loans increased to $370.462 million for the quarter ended September 30, 2010 as compared to $321.582 million for the same period in 2009.  This would indicate that the increase in interest was driven by volume when comparing the two periods. The resulting interest earned on loans was $5.066  million for the three-month period ended September 30, 2010 compared to $4.766 million for the same period in 2009, an increase of $300 thousand, or 6.29%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended September 30, 2010 to 5.06% as compared to 5.79% for the three months ended September 30, 2009. This has been due to lower market yields available for investment.

For the nine months ended September 30, 2010, total interest income increased by $850 thousand, or 4.66%, to $19.071 million as compared to $18.221 million for the nine months ended September 30, 2009.  This increase was also primarily due to the increase in earning assets between periods. The yield earned on loans for the nine months ended September 30, 2010 was 5.83% compared to a 6.22% yield on loans for the nine months ended September 30, 2009. As with the quarterly discussion, average earning assets increased for the nine months ended September 30, 2010 to $512.282 million as compared to $433.026 million for the nine months ended September 30, 2009. Average total loans increased to $360.136 million for the nine months ended September 30, 2010 as compared to $319.498 million for the nine months ended September 30, 2009.  The resulting interest earned on loans was $15.279 million for the nine-month period ended September 30, 2010 compared to $14.490 million for the same period in 2009, an increase of $789 thousand, or 5.45%. The overall yield on earning assets, on a tax equivalent basis, decreased for the nine months ended September 30, 2010 to 5.29% as compared to 5.99% for the nine months ended September 30, 2009.

Total interest expense decreased by $66 thousand, or 3.88%, to $1.635 million for the three months ended September 30, 2010 from $1.701 million for the three months ended September 30, 2009.  This decrease was attributable to the decrease in the cost of funds. The cost of funds decreased to 1.49% for the three months ended September 30, 2010 as compared to 1.87% for the third quarter of 2009.  Average interest bearing liabilities on the other hand increased to $434.436 million for the three months ended September 30, 2010 as compared to $360.281 million for the three months ended September 30, 2009.  This increase was due to the increase in average savings deposits and the increase in commercial type cash management accounts classified as other borrowings.  Average savings deposits increased to $191.972 million for the three month period ended September 30, 2010 as compared to $141.421 million for the same period in 2009. Average other borrowings increased to $73.938 million for the three month period ended September 30, 2010 as compared to $58.834 million for the same period in 2009. This was due to the relatively attractive rates offered for these products when compared to other market rates.

Total interest expense decreased by $460 thousand, or 8.33%, to $5.065 million for the nine months ended September 30, 2010 from $5.525 million for the nine months ended September 30, 2009.  As with the quarterly interest expense, this decrease was primarily attributable to the decrease in the cost of funds, which decreased to 1.60% for the nine month period ended September 30, 2010 as compared to 2.05% for the same period in 2009. Offsetting the decrease in the cost of funds was the increase to average interest bearing liabilities to $423.219 million for the nine months ended September 30, 2010 as compared to $360.411 million for the nine months ended September 30, 2009.  The year-to-date increase in average interest bearing liabilities was also due to the increase in average savings deposits.  Average savings deposits increased to $184.914 million for the nine-month period ended September 30, 2010 when compared to $121.939 million for the nine- month period ended September 30, 2009.

Net interest income increased by $477 thousand, or 11.28%, to $4.705 million for the three months ended September 30, 2010 from $4.228 million for the three months ended September 30, 2009.  The Bank’s net interest spread decreased to 3.57% for the three months ended September 30, 2010 from 3.92% for the three months ended September 30, 2009 on a fully tax equivalent basis.  The net interest margin decreased to 3.84% for the three-month period ended September 30, 2010 from 4.23% for the three month period ended September 30, 2009 on a fully tax equivalent basis. The yield curve has continued to be steep since the Federal Reserve began their process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. The effect this has had on short-term rates is that overnight federal funds rates are near 0%. This is indicative of how lower funding costs have affected the Company. As deposit liability rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the result has been a net interest margin that has held up relatively well between periods in light of the historically low level of current market rates.

Net interest income increased by $1.310 million, or 10.32%, to $14.006 million for the nine months ended September 30, 2010 from $12.696 million for the nine months ended September 30, 2009.  The Bank’s net interest spread decreased to 3.69% for the nine months ended September 30, 2010 from 3.94% for the nine months ended September 30, 2009 on a fully tax equivalent basis.  As was the case with the quarterly results, the net interest margin has shown a decrease to 3.97% for the nine month period ended September 30, 2010 from 4.28% for the nine month period ended September 30, 2009 on a fully tax equivalent basis. The decrease in net interest spread for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 is also due to the fact that market rates are historically low across the yield curve and therefore it is hard to squeeze margin from the balance sheet.

Below are the tables which set forth average balances and corresponding yields for the three-month and nine-month periods ended September 30, 2010, and September 30, 2009:

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (quarter to date)

	Three months ended
	September 2010			September 2009
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$120,763	$1,740	5.72%	$118,097	$1,691	5.68%
Installment	22,221	151	2.70%	18,384	269	5.81%
Commercial	200,367	2,886	5.71%	162,152	2,555	6.25%
Tax exempt (1)	26,554	279	6.32%	22,424	242	6.49%
Other loans	557	10	7.12%	525	9	6.80%
Total loans (1)	370,462	5,066	5.58%	321,582	4,766	6.03%
Investment securities (AFS)
Taxable	81,176	740	3.62%	47,796	609	5.06%
Non-taxable (1)	52,060	525	6.06%	54,441	550	6.07%
Total securities (1)	133,236	1,265	4.57%	102,237	1,159	5.60%
Time deposits with other banks	280	0	0.00%	1,126	0	0.00%
Fed funds sold	25,507	9	0.14%	9,483	4	0.17%
Total earning assets (1)	529,485	6,340	5.06%	434,428	5,929	5.79%
Less: allowance for loan losses	(3,815)			(2,921)
Cash and due from banks	7,786			6,560
Premises and equipment, net	7,341			6,183
Other assets	20,318			22,104
Total assets	$561,115			$466,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$39,462	56	0.56%	$36,487	85	0.92%
Regular savings	191,972	510	1.05%	141,421	486	1.36%
Money market savings	37,761	68	0.71%	32,650	86	1.05%
Time	91,303	531	2.31%	90,889	558	2.44%
Total interest bearing deposits	360,498	1,165	1.28%	301,447	1,215	1.60%
Borrowings	73,938	470	2.52%	58,834	486	3.28%
Total interest bearing	434,436	1,635	1.49%	360,281	1,701	1.87%
Liabilities
Net interest income (1)		$4,705	3.57%		$4,228	3.92%
Non-interest bearing
Demand deposits	74,807			64,490
Accrued expenses and
Other liabilities	4,467			2,489
Stockholders’ equity	47,405			39,094
Total liabilities and
Stockholders’ equity	$561,115			$466,354
Interest income/earning assets (1)			5.06%			5.79%
Interest expense/earning assets			1.23%			1.55%
Net interest margin (1)			3.84%			4.23%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/92 annualization method.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential (year to date)

	Nine months ended
	September 2010			September 2009
(Dollars in thousands)	Average		(2) Yield/	Average		(2) Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$118,038	$5,217	5.91%	$119,834	$5,365	5.99%
Installment	22,183	667	4.02%	17,660	826	6.25%
Commercial	192,928	8,540	5.92%	159,449	7,562	6.34%
Tax exempt (1)	26,426	823	6.31%	22,059	708	6.50%
Other loans	561	32	7.63%	496	29	7.82%
Total loans (1)	360,136	15,279	5.83%	319,498	14,490	6.22%
Investment securities (AFS)
Taxable	82,569	2,262	3.66%	52,967	2,126	5.37%
Non-taxable (1)	49,441	1,507	6.17%	52,258	1,581	6.13%
Total securities (1)	132,010	3,769	4.60%	105,225	3,707	5.74%
Time deposits with other banks	768	3	0.52%	1,542	12	1.04%
Fed funds sold	19,368	20	0.14%	6,761	12	0.24%
Total earning assets (1)	512,282	19,071	5.29%	433,026	18,221	5.99%
Less: allowance for loan losses	(3,846)			(2,930)
Cash and due from banks	7,468			6,095
Premises and equipment, net	7,061			6,564
Other assets	21,397			22,108
Total assets	$544,362			$464,863
LIABILITIES AND STOCKHOLDERS’EQUITY
Deposits
Interest bearing demand	$43,543	247	0.76%	$33,256	217	0.87%
Regular savings	184,914	1,580	1.14%	121,939	1,166	1.28%
Money market savings	37,072	221	0.80%	32,618	254	1.04%
Time	90,655	1,590	2.34%	113,605	2,444	2.88%
Total interest bearing deposits	356,184	3,638	1.37%	301,418	4,081	1.81%
Borrowings	67,035	1,427	2.85%	58,993	1,444	3.27%
Total interest bearing	423,219	5,065	1.60%	360,411	5,525	2.05%
Liabilities
Net interest income (1)		$14,006	3.69%		$12,696	3.94%
Non-interest bearing
Demand deposits	71,981			62,649
Accrued expenses and
Other liabilities	3,954			2,965
Stockholders’ equity	45,208			38,838
Total liabilities and
Stockholders’ equity	$544,362			$464,863
Interest income/earning assets (1)			5.29%			5.99%
Interest expense/earning assets			1.32%			1.71%
Net interest margin (1)			3.97%			4.28%
(1) Yields on tax exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%. (2) Yields and costs are based on a 365/273 annualization method.

The following table shows the net interest income on a fully-tax-equivalent basis for the three month and nine month periods ended September 30, 2010 and September 30, 2009.

NET INTEREST INCOME

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total Interest Income	$6,340	$5,929	$19,071	$18,221
Tax Exempt Loans	144	125	424	365
Non-Taxable Securities	270	283	776	814
	6,754	6,337	20,271	19,400
Total Interest Expense	1,635	1,701	5,065	5,525
Net Interest Income (Fully Tax Equivalent Basis)	$5,119	$4,636	$15,206	$13,875

Provision for Loan Losses:

The provision for loan losses for the three months ended September 30, 2010 was $445 thousand, an increase of $280 thousand or 169.70% over the same period in 2009. The increase in the provision for the quarter ended September 30, 2010 when compared to the same period in 2009 is due to increases in impaired loans which have made increased provisions necessary in order to maintain adequate reserve levels.

The provision for loan losses for the nine months ended September 30, 2010 was $2.022 million, an increase of $652 thousand, or 47.59% over the same period in 2009. The increase in the provision for 2010 is due to a large commercial credit which had deteriorated to the point where the ultimate satisfaction of the credit was doubtful. The Company felt it prudent to charge the reserve and maintain satisfactory reserve levels.  One of the Bank’s main goals is to increase the loan to deposit ratio without jeopardizing loan quality.  To reach its goal, management has continued its efforts to create strong underwriting standards for both commercial and consumer credit.  The Bank’s lending consists primarily of retail lending which includes single family residential mortgages and other consumer lending and commercial lending primarily to locally owned small businesses.  The Bank has not participated in any sub-prime lending activity.

In the three month period ended September 30, 2010, charge-offs totaled $1.312 million while net charge-offs totaled $1.308 million as compared to $118 thousand and $109 thousand, respectively, for the same three month period in 2009.

In the nine month period ended September 30, 2010, charge-offs totaled $1.469 million while net charge-offs totaled $1.431 million as compared to $1.500 million and $1.388 million, respectively, for the same nine month period in 2009.

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

Non-performing loans:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Non-accrual and restructured	$6,290	$3,087	$3,683
Loans past due 90 or more days, accruing interest	146	239	421
Total nonperforming loans	6,436	3,326	4,104
Foreclosed assets	3,925	5,534	5,482
Total nonperforming assets	$10,361	$8,860	$9,586
Nonperforming loans to total loans at period-end	1.73%	0.99%	1.26%
Nonperforming assets to period end loans and foreclosed assets	2.76%	2.60%	2.90%
Allowance to total loans	1.06%	0.99%	0.92%
Allowance to non-accural loans	60.58%	132.00%	79.62%

Other Income:

Service charges and fees increased 12.71%, or $60 thousand, to $532 thousand in the three months ended September 30, 2010, from $472 thousand in the three months ended September 30, 2009. Debit card fee income increased to $201 thousand for the three months ended September 30, 2010 compared to $130 thousand for the three months ended September 30, 2009 an increase of $71 thousand, or 54.62%. This service charge item combined with a decrease of $14 thousand, or 4.91% in net overdraft fees to $271 thousand for the quarter ended September 30, 2010 when compared to $285 thousand for the same quarter in 2009 accounts for the increase for the third quarter of 2010 when compared to the same period in 2009.

Service charges and fees increased 10.35%, or $145 thousand, to $1.546 million in the nine months ended September 30, 2010, from $1.401 million in the nine months ended September 30, 2009.  Debit card fee income increased to $567 thousand for the nine months ended September 30, 2010 compared to $413 thousand for the nine months ended September 30, 2009 an increase of $154 thousand, or 37.29%, more than accounting for the year to date increase from 2009.

Investment division income was $81 thousand for the three month period ended September 30, 2010, an increase of $22 thousand, or 37.29%, from $59 thousand for the same period in 2009.  The increase is due to an increase to confidence in the investment industry as a whole which was noted in this quarter. This income classification is prone to fluctuation as commissions reflect overall activity in the investing public.

Investment division income was $240 thousand for the nine month period ended September 30, 2010, a decrease of $44 thousand, or 15.49%, from $284 thousand for the same period in 2009. This is seen as being due to an overall industry slowdown in 2010.

Earnings on investment in life insurance (BOLI) was $81 thousand for the three month period ended September 30, 2010, compared to $85 thousand for the three month period ended September 30, 2009, a decrease of $4 thousand, or 4.71%. This decrease is considered to be in line with crediting rate adjustments for 2010.

Earnings on investment in life insurance (BOLI) were $245 thousand for the nine month period ended September 30, 2010, a decrease of $10 thousand, or 3.92%, when compared to $255 thousand for the nine month period ended September 30, 2009. This remaining variance is also considered to be in line with crediting rate adjustments for 2010.

Other income was $264 thousand for the three months ended September 30, 2010, an increase of $113 thousand, or 74.83% from $151 thousand for the comparable period in 2009. The most significant increases were in fees and premiums recognized on mortgage sales for the quarter. With loan rates being at historical lows, this activity has picked up in the current year. Income recognized through mortgage sales is up $71 thousand, or 73.96% at $168 thousand when comparing the third quarter of 2010 to the same period in 2009, which came in at $97 thousand.

Other income was $862 thousand for the nine months ended September 30, 2010, an increase of $369 thousand, or 74.85%, from $493 thousand for the comparable period in 2009. The most significant increase was from tax exempt cash surrender value received from BOLI in the amount of $320 thousand recognized in the first quarter of 2010.

Income from other real estate was $75 thousand for the three months ended September 30, 2010, an increase of $31 thousand, or 70.45% from $44 thousand for the comparable period in 2009. This income statement item captures operating income from a commercial property that the Company took a deed in lieu of foreclosure on.

Income from other real estate was $362 thousand for the nine months ended September 30, 2010, an increase of $166 thousand, or 84.69%, from $196 thousand for the comparable period in 2009.  The operating income is subject to variations when comparing periods. The offsetting expenses associated with this property are captured in other non-interest expense.

Gains on security sales were $22 thousand for the three months ended September 30, 2010 compared to losses on security sales of $1.169 million for the comparable period in 2009, an increase of $1.191 million. This variance is primarily due to a $1.229 million loss on the sale of a security that was sold due to a credit rating that had fallen below investment grade in July 2009.

Gains on security sales were $223 thousand for the nine months ended September 30, 2010 compared to loss of $651 thousand for the comparable period in 2009, an increase of $874 thousand.  This increase too is due to the $1.229 million loss on the sale of a security that was sold due to a credit rating that had fallen below investment grade during the third quarter of 2009. This was somewhat offset by a merger transaction in the second quarter in which an exchange of one of the Company’s common stock for common stock in the surviving entity. The transaction was structured so that 60% of the resulting company shares were recognized in cash and 40% were exchanged for shares in the new company. The result of this transaction was the realization of a $248 thousand gain in the second quarter of 2009.

As previously mentioned in the discussion of securities, management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As such, a determination was made in the first nine months of 2010 and 2009  to record other than temporary impairment charges. The amount of impairment charged against income for the nine months ended September 30, 2010 was $140 thousand as compared to similar charges for the period ended September 30, 2009 of $136 thousand. There were $140 thousand in impairment charges against income for the quarter ended September 30, 2010 compared no impairment charges in the third quarter of 2009.

Other Operating Expenses:

Total other expenses increased 28.82%, or $848 thousand, to $3.790 million during the three months ended September 30, 2010 compared to $2.942 million for the comparable period in 2009. The most significant contributing factor to the increase in other operating expenses is a $597 thousand penalty assessed by the FHLB related to the prepayment of a $5.00 million advance in the third quarter. There was no comparable charge to income in 2009. This would also account for the majority of the variance for the nine month period ended September 30, 2010 below:

Total other expenses increased 10.67%, or $969 thousand, to $10.050 million during the nine months ended September 30, 2010 compared to $9.081 million for the comparable period in 2009.

Components of other expenses are as follows:

Salaries and benefits increased 7.97%, or $110 thousand, to $1.490 million for the three months ended September 30, 2010 compared to $1.380 million for the same period in 2009. Incremental pay raises increased the salary figure by $100 thousand when comparing the third quarter of 2010 to the third quarter of 2009. Salaries and benefits are within the third quarter 2010 budgeted amounts.

Salaries and benefits increased 2.69%, or $110 thousand, to $4.196 million for the nine months ended September 30, 2010 compared to $4.086 million for the same period in 2009. While incremental pay raises increased the salary figure by $321 thousand when comparing the nine month period ended September 30, 2010 to the same period in 2009, credits received for health care premiums in the amount of $80 thousand contributed to a reduction in benefits of $138 thousand between those same periods. Salaries and benefits are within 2010 budgeted amounts.

Occupancy expenses increased $24 thousand, or 12.70%, for the three month period ended September 30, 2010, to $213 thousand, compared to $189 thousand for the same period in 2009.  This is considered to be in line, and is actually below budgeted expectations.

Occupancy expense also increased $18 thousand, or 2.87%, for the nine month period ended September 30, 2010, to $646 thousand, compared to $628 thousand for the nine month period ended September 30, 2009. Year to date occupancy costs are also within budget for the period ended September 30, 2010.

Equipment expense increased $8 thousand, or 5.93%, for the three month period ended September 30, 2010, to $143 thousand, compared to $135 thousand for the same period in 2009. Increased depreciation expense in relation to branch equipment put in service during 2010 accounts for the additional depreciation expense. This variance is within budget expectations.

Equipment expense decreased $5 thousand, or 1.22%, for the nine month period ended September 30, 2010, to $405 thousand, compared to $410 thousand for the nine month period ended September 30, 2009.  This variance is considered to be immaterial and is in line with budget expectations.

FDIC insurance and assessments were up $11 thousand, or 6.15% for the three months ended September 30, 2010, to $190 thousand when compared to $179 thousand for the same period in 2009. The increase in FDIC assessments for 2009 is discussed in more detail in Note 9 to the consolidated financial statements included in this document.

FDIC insurance and assessments decreased $166 thousand, or 22.96% to $557 thousand for the nine months ended September 30, 2010 when compared to $723 thousand for the same period in 2009. The variance is the result of a $210,000 special assessment incurred as of June 30, 2009 which was previously discussed in Note 9 to the consolidated financial statements included in this document.

Professional fees and outside services decreased $19 thousand, or 13.19%, in the three months ended September 30, 2010 to $125 thousand, compared to $144 thousand for the three month period ended September 30, 2009. Costs associated with one time professional services incurred in the third quarter of 2009 in the amount of $30 thousand more than accounted for this variance. Those services were in conjunction with a large commercial credit which had deteriorated to the point where the ultimate satisfaction of the credit was doubtful.  The Company did not incur similar costs in the third quarter of 2010.

Professional fees and outside services increased $14 thousand, or 3.33%, in the nine months ended September 30, 2010 to $434 thousand, compared to $420 thousand for the same nine month period ended September 30, 2009. Costs associated with special reviews performed by an outside consultant in the amount of $5 thousand and increased fees paid to the Department of Education for $6 thousand account for this increase.

Computer services and supplies increased $49 thousand, or 20.76%, for the three months ended September 30, 2010, to $285 thousand, compared to $236 thousand for the comparable period in 2009.  Increases were expected as the Company works to implement new technologies to its information technologies department. The expense classification is within budget for the third quarter of 2010.

Computer services and supplies increased $64 thousand, or 8.40%, for the nine months ended September 30, 2010, to $826 thousand, compared to $762 thousand for the comparable period in 2009. This increase is considered to be line with budget expectations, and is in fact $24 thousand below projections for the third quarter of 2010. Increases were expected as the Company works to implement new technologies to its information technologies department.

Taxes, other than payroll and income, increased $8 thousand, or 9.09%, to $96 thousand for the three months ended September 30, 2010 compared to $88 thousand for the same period in 2009. The increase is considered to be immaterial and is within budget expectations for the third quarter of 2010.

Taxes, other than payroll and income, decreased $9 thousand, or 3.02%, to $289 thousand for the nine months ended September 30, 2010 compared to $298 thousand for the same period in 2009. The decrease is the result of sales tax refunds of $10 thousand received in the first quarter of 2010 that resulted from an independent audit of sales taxes paid.

Amortization expense-deposit acquisition premiums remained flat at $65 thousand for the three months ended September 30, 2010 compared to the same period in 2009.

Amortization expense-deposit acquisition premiums also remained flat at $194 thousand for the nine months ended September 30, 2010 when compared to the same period in 2009.

Advertising expense increased by $51 thousand or 79.69%, to $115 thousand for the three-month period ended September 30, 2010 compared to $64 thousand for the three-month period ended September 30, 2009. An increase was budgeted in 2010 as the Company continues to increase its marketing efforts in new markets. The $115 thousand incurred for advertising in the third quarter of 2010 compares to $112 incurred for the second quarter of 2010.

Advertising expense increased by $103 thousand or 46.61%, to $324 thousand for the nine-month period ended September 30, 2010 compared to $221 thousand for the nine-month period ended September 30, 2009. Increases in advertising expense were budgeted for 2010 as the Company continues to increase its marketing efforts in new markets.

Stationary and printing supplies decreased $6 thousand, or 7.14%, to $90 thousand for the three months ended September 30, 2010 compared to $84 thousand for the same period in 2009. This variance is just slightly over budget expectations for the third quarter of 2010.

Stationary and printing supplies increased $20 thousand, or 7.49%, to $287 thousand for the nine months ended September 30, 2010 compared to $267 thousand for the same period in 2009. This variance too was just slightly over budget expectations thus far in 2010. The items that make up this expense item tend to be smaller sundry expenses.

All other operating expenses decreased $284 thousand, or 75.13%, to $94 thousand in the three months ended September 30, 2010, compared to $378 thousand for the same three month period in 2009.  The decrease is considered to be immaterial.

All other operating expenses increased $223 thousand, or 20.80%, to $1.295 million for the nine month period ended September 30, 2010, compared to $1.072 million for the same nine month period in 2009. The increase is primarily attributable to costs incurred during the first nine months of 2010 in relation to foreclosed assets. This compares to the first nine months of 2009 when credits totaling $185,000 were received as reimbursement of previously incurred expenses on a large commercial foreclosure.

Income Tax Provision:

The Corporation recorded an income tax provision of $272 thousand, or 16.27% of pre-tax income, and a $23 thousand tax benefit, or 3.01% of pre-tax income, respectively for the quarters ended September 30, 2010 and 2009.

The Corporation recorded an income tax provision of $830 thousand, or 15.74% of income, and $527 thousand, or 12.89% of income, for the nine months ended September 30, 2010 and 2009, respectively.  The fluctuation in effective tax rates between the periods is primarily due to the relationship of tax exempt income to pre-tax income.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has now been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment could change in the near term as inflation does not pose a threat, the employment and housing sectors have shown only minimal signs of improvement and the Federal Reserve contemplates another round of “quantitative easing”. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin (see previous discussions). As of September 30, 2010, the Bank is currently showing more sensitivity to an upward rate shift scenario.  The results of the latest financial simulation follow. The simulation shows a possible decrease in net interest income of 6.58%, or $1.371 million, in a +200 basis point rate shock scenario over a one-year period.  An increase of 2.91% or $605 thousand is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Bank is within the guidelines established by the Bank’s asset/liability policy for interest rate sensitivity testing. The variances are also within policy guidelines when tested over two full years. The percentage variances show a net interest income decrease of 4.91% when tested up 200 basis points and a decrease of 1.60% when tested down 200 basis points. The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.  To mitigate exposure to rising rates, the Bank has worked to shorten the duration on the asset side of the balance sheet to allow for flexibility to reinvest at the higher rates.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2009, for further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 1A.  Risk Factors

No changes from those previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2010 – July 31, 2010	0	$0	0	65,751
August 1, 2010 – August 31, 2010	0	$0	0	65,751
September 1, 2010 – September 30, 2010	0	$0	0	65,751
TOTAL	0	$0	0

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

PEOPLES FINANCIAL SERVICES CORP.

By/s/	Alan W. Dakey
Alan W. Dakey, President/CEO
Date:	November 9, 2010

By/s/	Frederick J. Malloy
Frederick J. Malloy, VP/Controller/Principal Accounting Officer
Date:	November 9, 2010

By/s/	Debra E. Dissinger
Debra E. Dissinger, Executive Vice President/Principal Financial Officer
Date:	November 9, 2010