Form 10-Q
period 2011-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2011-05-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
0-23863 (Commission File Number)

PEOPLES FINANCIAL SERVICES CORP. (Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

82 Franklin Avenue, Hallstead, PA	18822
(Address of principal executive offices)	(Zip code)

(570) 879-2175
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ____ No X
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,147,481 at April 30, 2011.

PEOPLES FINANCIAL SERVICES CORP.
PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2011

Contents		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at	3
	March 31, 2011 and December 31, 2010

	Consolidated Statements of Income and Comprehensive Income	4
	for the Three Months Ended March 31, 2011 and 2010

	Consolidated Statements of Changes in Stockholders’ Equity	5
	for the Three Months Ended March 31, 2011 and 2010

	Consolidated Statements of Cash Flows	6
	for the Three Months Ended March 31, 2011 and 2010

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of	24
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

	Signatures	40

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

ASSETS:	March 31, 2011	December 31, 2010
Cash and due from banks	$9,661	$6,731
Interest-bearing balances with banks	1,110	107
Federal funds sold	15,791	11,003
Investment securities available-for-sale	109,602	124,414
Loans held for sale	517	30
Loans, net	407,842	390,772
Less: allowance for loan losses	4,356	4,100
Net loans	403,486	386,672
Premises and equipment, net	8,361	8,238
Accrued interest receivable	3,020	3,003
Other assets	18,780	18,389
Total assets	$570,328	$558,587

LIABILITIES:
Deposits:
Noninterest-bearing	$76,958	$73,663
Interest-bearing	376,614	365,071
Total deposits	453,572	438,734
Short-term borrowings	35,293	38,724
Long-term debt	27,100	27,336
Accrued interest payable	398	311
Other liabilities	1,471	2,966
Total liabilities	517,834	508,071

STOCKHOLDERS' EQUITY:
Common stock, par value $2.00, authorized 12,500,000 shares, issued 3,341,251 shares	6,683	6,683
Capital surplus	3,122	3,118
Retained earnings	47,219	46,048
Accumulated other comprehensive loss	(59)	(834)
Less: Treasury stock, at cost, held: March 31, 2011, 197,970 shares; December 31, 2010, 199,520	4,471	4,499
Total stockholders' equity	52,494	50,516
Total liabilities and stockholders’ equity	$570,328	$558,587

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
	Three Months Ended
	March 31, 2011	March 31, 2010
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,136	$4,717
Tax-exempt	357	270
Interest and dividends on investment securities available-for-sale:
Taxable	666	751
Tax-exempt	475	494
Dividends	9	13
Interest on interest-bearing balances with banks	2	1
Interest on federal funds sold	2	4
Total interest income	6,647	6,250
I INTEREST EXPENSE:
Interest on deposits	1,044	1,252
Interest on short-term borrowings	86	71
Interest on long-term debt	257	392
Total interest expense	1,387	1,715
Net interest income	5,260	4,535
Provision for loan losses	421	895
Net interest income after provision for loan losses	4,839	3,640
NONINTEREST INCOME:
Service charges, fees and commissions	709	953
Wealth management income	139	60
Mortgage banking income	48	77
Net gains on sale of investment securities available-for-sale	10	22
Other than temporary investment securities impairment	(84)
Total noninterest income	822	1,112
NONINTEREST EXPENSE:
Salaries and employee benefits expense	1,446	1,311
Net occupancy and equipment expense	676	622
Other expenses	1,273	1,104
Total noninterest expense	3,395	3,037
Income before income taxes	2,266	1,715
Provision for income tax expense	467	197
Net income	1,799	1,518
O OTHER COMPREHENSIVE INCOME:
Unrealized holding gains on investment securities available-for-sale	1,100	1,172
Reclassification adjustment for gains included in net income	(10)	(22)
Reclassification adjustment for other than temporary impairment charges	84
Income tax expense related to other comprehensive income	399	391
Other comprehensive income, net of income taxes	775	759
Comprehensive income	$2,574	$2,277
P PER SHARE DATA:
Net income	$0.57	$0.48
Cash dividends declared	$0.20	$0.19
Average common shares outstanding	3,142,137	3,136,228

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2010	$6,683	$3,118	$46,048	$(834)	$(4,499)	$50,516
Net income			1,799			1,799
Other comprehensive income, net of income taxes				775		775
Cash dividends declared: $0.20 per share			(628)			(628)
Treasury stock issued: 1,550 shares		4			28	32
Balance, March 31, 2011	$6,683	$3,122	$47,219	$(59)	$(4,471)	$52,494

Balance, December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970
Net income			1,518			1,518
Other comprehensive income, net of income taxes				759		759
Cash dividends declared: $0.19 per share			(596)			(596)
Treasury stock issued: 650 shares		2			12	14
Balance, March 31, 2010	$6,683	$3,100	$42,965	$(1,499)	$(4,584)	$46,665

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,799	$1,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	228
Provision for loan losses	421	895
Loss on sale of equipment	1
Net amortization of available for sale securities	96	35
Amortization of deferred loan costs	49	57
Gain on sales of available for sale securities	(10)	(22)
Other than temporary security impairment	84
Proceeds from the sale of loans originated for sale	2,260	1,017
Net gain on sale of loans originated for sale	(69)	(77)
Loans originated for sale	(2,678)	(1,661)
Net earnings on investment in life insurance	(81)	(82)
Gain from investment in life insurance		(320)
Net change in:
Accrued interest receivable	(17)	(390)
Other assets	1,056	(432)
Accrued interest payable	87	24
Other liabilities	(1,495)	515
Net cash provided by operating activities	1,786	1,305
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	15,149	31,668
Proceeds from maturities of and principal repayments on available for sale securities	668	2,879
Purchase of available for sale securities		(32,638)
Net increase in loans	(17,284)	(18,798)
Purchase of premises and equipment	(314)	(633)
Proceeds from investment in life insurance		549
Purchase of investment in life insurance	(2,000)
Proceeds from sale of other real estate	141	1,790
Net cash used in investing activities	(3,640)	(15,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(628)	(596)
Increase in deposits	14,838	19,353
Repayment of long-term borrowings	(236)	(224)
Net increase (decrease) in short-term borrowings	(3,431)	3,605
Issuance of common stock	32	14
Net cash provided by financing activities	10,575	22,152
Net increase in cash and cash equivalents	8,721	8,274
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,841	18,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,562	$27,189

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$1,300	$1,691
Income taxes	$100	$(656)
Noncash items:
Transfers of loans to other real estate owned		$138

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of  Peoples Financial Services Corp, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2011, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after March 31, 2011 through the date these consolidated financial statements were issued.

NOTE 2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Net Income	Average Common Shares Outstanding	EPS
March 31, 2011:
Basic EPS	$1,799	3,142,137	$0.57
Diluted EPS	$1,799	3,144,804	$0.57

March 31, 2010:
Basic EPS	$1,518	3,136,228	$0.48
Diluted EPS	$1,518	3,137,660	$0.48

Stock options for 9,650 and 17,228 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because they were antidilutive.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

At March 31, 2011 and December 31, 2010, the amortized cost and fair values of securities available-for-sale are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
U.S. Government agencies and sponsored enterprises	$33,191	$885	$115	$33,961
Obligations of state and political subdivisions	41,434	223	958	40,699
Taxable obligations of state and political subdivisions	18,629	123	439	18,313
Corporate debt securities	4,465	343	311	4,497
Mortgage-backed securities-residential	8,215	81	105	8,191
Preferred equity securities	54	123		177
Common equity securities	1,193	126	66	1,253
Restricted Stock	2,511			2,511
Total	$109,692	$1,904	$1,994	$109,602

December 31, 2010
U.S. Government agencies and sponsored enterprises	$38,133	$1,094	$109	$39,118
Obligations of state and political subdivisions	51,789	146	1,626	50,309
Taxable obligations of state and political subdivisions	18,634	127	387	18,374
Corporate debt securities	4,467	208	655	4,020
Mortgage-backed securities-residential	8,682	85	97	8,670
Preferred equity securities	54			54
Common equity securities	1,277	114	164	1,227
Restricted Stock	2,642			2,642
Total	$125,678	$1,774	$3,038	$124,414

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and fair value of securities as of March 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$480	$483
Due after one year through five years	9,556	9,725
Due after five years through ten years	35,939	36,491
Due after ten years	51,744	50,771
	97,719	97,470

Mortgage-backed securities-residential	8,215	8,191
Equity securities	1,247	1,430
Restricted stock	2,511	2,511
Total	$109,692	$109,602

Securities with a carrying value of $79,194 and $84,281 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Govt./Agency	$4,395	$115			$4,395	$115
Obligations of state and political subdivisions	18,733	395	$2,743	$563	21,476	958
Taxable obligations of state and political subdivisions	12,002	375	430	64	12,432	439
Corporate debt securities			2,701	311	2,701	311
Mortgage-backed securities-residential	3,926	105			3,926	105
Common equity securities			369	66	369	66
	$39,056	$990	$6,243	$1,004	$45,299	$1,994

December 31, 2010:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Govt./Agency	$4,414	$109			$4,414	$109
Obligations of state and political subdivisions	33,643	977	$2,645	$649	36,288	1,626
Taxable obligations of state and political subdivisions	12,576	324	430	63	13,006	387
Corporate debt securities			2,358	655	2,358	655
Mortgage-backed securities-residential	3,562	97			3,562	97
Common equity securities			374	164	374	164
	$54,195	$1,507	$5,807	$1,531	$60,002	$3,038

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At March 31, 2011, the securities portfolio contained four (all less than 12 months) agency securities with an unrealized loss of $115, 65 (57 less than 12 months, eight greater than 12 months) obligations of state and political subdivisions with unrealized  losses totaling $1,397, two (both greater than 12 months) corporate debt securities with unrealized losses of $311, five (all less than 12 months) mortgage-backed securities with unrealized losses of $105, and six (all greater than 12 months) common equity securities with unrealized losses of $66. Management does not consider the unrealized losses, as a result of changes in interest rates, to be other-than-temporary impairment (“OTTI”) based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuer or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2011.

For comparison, at December 31, 2010, the Company had four (all less than 12 months) U.S. Government Agency securities with unrealized losses of $109, 90 (82 less than 12 months, eight greater than 12 months) obligations of state and political subdivisions with unrealized losses of $2,013, four ( all less than 12 months)  mortgage-backed securities with unrealized losses of $97, two (both greater than 12 months) corporate debt securities with unrealized losses of $655, and six ( all greater than 12 months) common equity securities with unrealized losses of $164.

An other than temporary impairment of $84 was recognized for the quarter ended March 31, 2011. The impairment was the result of writing down a common equity security. The write-down was determined based on public market prices. In reaching the determination to record the impairment, management reviewed the facts and circumstances available surrounding the security, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary and that a charge to operating results was appropriate for the security.  The charge was recognized based entirely on the assessment of the credit quality deterioration of the underlying company.

None of the corporate debt securities are private label trust preferred issuances.  Rather, this portfolio contains corporate bond issuances in large, national financial institutions.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  All of the investment securities classified as available-for-sale are evaluated for OTTI under the rules for accounting for certain investments in debt and equity securities.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

In determining OTTI under the rules for accounting for certain debt and equity securities, management considers many factors, including:  (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

NOTE 4.  LOANS, NET

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2011 and December 31, 2010 are summarized as follows. Net deferred loan costs were $533 at March 31, 2011, and $523 at December 31, 2010.

	March 31, 2011	December 31, 2010
Commercial	$137,698	$112,526
Real estate:
Commercial	130,610	136,910
Residential	118,323	119,424
Consumer	21,211	21,912
Total	$407,842	$390,772

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4.  LOANS, NET (Continued)

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2011, is summarized as follows:

March 31, 2011	Commercial	Commercial real estate	Residential real estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,696	$1,384	$726	$243	$51	$4,100
Charge-offs	(58)	(56)	(8)	(54)		(176)
Recoveries		1		10		11
Provisions	57	139	14	85	126	421
Ending balance	$1,695	$1,468	$732	$284	$177	$4,356
Ending balance: individually evaluated for impairment	$573	$62				$635
Ending balance: collectively evaluated for impairment	$1,122	$1,406	$732	$284	$177	$3,721
Loans receivable:
Ending balance	$137,698	$130,610	$118,323	$21,211		$407,842
Ending balance: individually evaluated for impairment	$8,644	$6,056	$783	$14		$15,497
Ending balance: collectively evaluated for impairment	$129,054	$124,554	$117,540	$21,197		$392,345
December 31, 2011
Allowance for loan losses:
Ending balance	$1,696	$1,384	$726	$243	$51	$4,100
Loans receivable:
Ending balance	$128,013	$121,423	$119,424	$21,912		$390,772

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4.  LOANS, NET (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system:

March 31, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$128,480	$574	$3,051	$5,593	$137,698
Real estate:
Commercial	117,215	7,339	5,881	175	130,610
Residential	117,340			983	118,323
Consumer	21,197		14		21,211
Total	$384,232	$7,913	$8,946	$6,751	$407,842

December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$110,728	$986	$181	$631	$112,526
Real estate:
Commercial	114,109	8,836	8,731	5,234	136,910
Residential	118,798			626	119,424
Consumer	21,890			22	21,912
Total	$365,525	$9,822	$8,912	$6,513	$390,772

The following table presents nonaccrual loans by classes of the loan portfolio:

	March 31, 2011	December 31, 2010
Commercial	$5,593	$631
Real estate:
Commercial	175	5,234
Residential	983	626
Consumer		22
Total	$6,751	$6,513

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4.  LOANS, NET (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status:

March 31, 2011:
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Commercial	$149	$1,025	$5,699	$6,873	$130,825	$137,698	$106
Real estate:
Commercial	1,180	402	175	1,757	128,853	130,610
Residential	1,149	143	983	2,275	116,048	118,323
Consumer	358	149	436	943	20,268	21,211	436
Total	$2,836	$1,719	$7,293	$11,848	$395,994	$407,842	$542

December 31, 2010:
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Commercial	$192	$81	$754	$1,027	$111,499	$112,526	$123
Real estate:
Commercial	1,431		5,234	6,665	130,245	136,910
Residential	1,260	358	626	2,244	117,180	119,424
Consumer	293	133	291	717	21,195	21,912	269
Total	$3,176	$572	$6,905	$10,653	$380,119	$390,772	$392

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4.  LOANS, NET (Continued)

The following tables summarize information in regards to impaired loans for the three months ended March 31, 2011, and for the year ended December 31, 2010, by loan portfolio class:

March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,633	$6,633		$6,762	$105
Real estate:
Commercial	3,837	3,837		3,882	36
Residential	783	783		826
Consumer	14	14		14

With an allowance recorded:
Commercial	2,011	2,011	$573	2,028	8
Real estate:
Commercial	2,219	2,219	62	2,227	33
Residential
Consumer

Total:
Commercial	8,644	8,644	573	8,790	113
Real estate:
Commercial	6,056	6,056	$62	6,109	$69
Residential	783	783		826
Consumer	$14	$14		$14

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 4.  LOANS, NET (Continued)

December 31, 2010:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$304	$304		$264	$12
Real estate:
Commercial	6,263	6,263		6,394	392
Residential	383	383		384	2
Consumer	16	16		20	2

With an allowance recorded:
Commercial	5,612	5,612	$663	5,629	165
Real estate:
Commercial	2,660	2,660	122	2,714	166
Residential	291	291	9	292	5
Consumer	31	31	31	31

Total:
Commercial	5,916	5,916	663	5,893	177
Real estate:
Commercial	8,923	8,923	122	9,108	558
Residential	674	674	9	676	7
Consumer	$47	$47	$31	$51	$2

Included in the commercial loan category are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $4,053 at March 31, 2011, and $4,185 at December 31, 2010.

NOTE 5.  STOCK-BASED COMPENSATION

As of March 31, 2011, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted for the three month periods ending March 31, 2011 and 2010.

NOTE 6.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $18,637 of standby letters of credit at March 31, 2011.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 6.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (Continued)

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at March 31, 2011 was $18,637 and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $17,600.

NOTE 7.  FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosure under GAAP. Fair value estimates are calculated without attempting to estimate the value of anticipated future business and the value of certain assets and liabilities that are not considered financial. Accordingly, such assets and liabilities are excluded from disclosure requirements. For example, no benefit is recorded for the value of low-cost funding subsequently discussed. In addition, the Bank’s Wealth Management Division contributes fee income annually. Assets and liabilities of this Division are not considered financial instruments for this disclosure, and their values have not been incorporated into the fair value estimates.

The Company’s assets that were considered financial instruments approximated 95.2 percent of total assets at March 31, 2011, and 95.3 percent of total assets at December 31, 2010. Liabilities that were considered financial instruments approximated 99.7 percent of total liabilities at March 31, 2011, and 99.4 percent of total liabilities at December 31, 2010.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets. In many cases, these values cannot be realized in immediate settlement of the instrument.

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

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

The following methods and assumptions were used by the Company to construct the following table containing the fair values and related carrying amounts of financial instruments:

Cash and Cash Equivalents:   The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.

Securities Available for Sale:   The fair value of marketable equity securities is based on quoted market prices from active exchange markets. The fair value of debt securities is based on pricing from a matrix pricing model.  The carrying value of restricted equity securities approximate fair value.

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

Short-term Borrowings:   The carrying value of short-term borrowings approximates fair value.

Long-term Debt:   The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rates offered for long-term debt with the same maturity.

Accrued interest payable :  The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

Off-balance sheet financial instruments:   The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2011 and December 31, 2010.

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,562	$26,562	$17,841	$17,841
Securities available for sale	109,602	109,602	124,414	124,414
Loans held for sale	517	517	30	30
Net loans	403,486	438,579	386,672	442,259
Accrued interest receivable	$3,020	$3,020	$3,003	$3,003

Financial liabilities:
Deposits	$453,572	$455,520	$438,734	$440,529
Short-term borrowings	35,293	35,293	38,724	38,724
Long-term borrowings	27,100	27,505	27,336	27,872
Accrued interest payable	$398	$398	$311	$311

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

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

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2011
U.S. Government agencies and sponsored enterprises	$33,961		$33,961
Obligations of state and political subdivisions	40,699		$40,699
Taxable obligations of state and political subdivisions	18,313		18,313
Corporate debt securities	4,497		4,497
Mortgage-backed securities-residential	8,191		8,191
Preferred equity securities	177		177
Common equity securities	1,253	$1,253
Restricted stock	2,511		2,511
Total	$109,602	$1,253	$108,349
December 31, 2010
U.S. Government agencies and sponsored enterprises	$39,118		$39,118
Obligations of state and political subdivisions	50,309		50,309
Taxable obligations of state and political subdivisions	18,374		18,374
Corporate debt securities	4,020		4,020
Mortgage-backed securities-residential	8,670		8,670
Preferred equity securities	54		54
Common equity securities	1,227	$1,227
Restricted stock	2,642		2,642
Total	$124,414	$1,227	$123,187

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2011
Impaired loans	$3,595			$3,595

December 31, 2010
Impaired loans	$7,769			$7,769

NOTE 8.  NEW ACCOUNTING STANDARDS

Accounting Standards Update (“ASU”) 2010-20
The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of the amendments in this update had no effect on the operating results or financial position of the Company.

In April 2011, FASB issued ASU 2011-02 Receivables “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  The amendments in this Update apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Trouble Debt Restructuring by Creditors.  This ASU clarifies the guidance in evaluating whether a loan modification constitutes a troubled debt restructuring and requires that a creditor must separately conclude that both a concession was made and that the debtor is experiencing financial difficulties.  In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a loan modification constitutes a troubled debt restructuring.  This ASU is effective for interim and annual periods ending after June 15, 2011 for public companies.  The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial position, cash flows or operations.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of the Company is intended to assist the reader in evaluating the Company’s performance.  The Company’s subsidiaries, Peoples Neighborhood Bank (the “Bank”) and Peoples Wealth Management, LLC, provide financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and Northern Lackawanna Counties in Pennsylvania, and Broome County in New York.  The Bank is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation (“FDIC”).  Peoples Wealth Management is a member of the National Association of Securities Dealers (“NASD”), which also acts as the primary regulator for Peoples Wealth Management. Peoples Financial Capital Corporation is also a subsidiary of the Company and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.  Peoples Financial Leasing, LLC is a subsidiary of the Bank and provides employee leasing services to the Bank. Peoples Investment Holdings, LLC is also a subsidiary of the Bank and its main activities are the maintenance and management of its intangible investments and the collection and distribution of the income from such investments or from tangible investments located outside of Delaware.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING INFORMATION

Except for historical information, this Report may be deemed to contain “forward looking” information.  Examples of forward looking information may include, but are not limited to:  (i) projections of or statements made regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms; (ii) statements of plans and objectives of management or the Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions, such as economic conditions in the market areas served by the Company and the Bank, underlying other statements and statements about the Company and the Bank or their respective businesses.  Such forward looking information can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  No assurance can be given that the future results covered by the forward looking information will be achieved.  Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information.  Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Company and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

CRITICAL ACCOUNTING POLICIES

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by Management.

RECENT LEGISLATIVE UPDATES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010. This new law has and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will fundamentally change the system of regulatory oversight of the Company, including the creation of the Financial Stability Oversight Council. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act is not yet known. The Dodd-Frank Act, however, could have a material adverse impact on the financial services industry as a whole, as well as on the Company’s business, results of operations, financial condition and liquidity.

The Dodd-Frank Act broadens the base for FDIC insurance assessments. Beginning in the second quarter of 2011, assessments will be based on average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The legislation also requires that publicly traded companies give shareholders a non-binding vote on executive compensation and “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act established a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

In addition, the Dodd-Frank Act, among other things:

•	Amends the Electronic Fund Transfer Act (“EFTA”) which has resulted in, among other things, the Federal Reserve Board issuing rules aimed at limiting debit-card interchange fees;

•
Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies which, among other things, will, after a three-year phase-in period which begins January 1, 2013, remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35%;

•
Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

•
Creates the Financial Stability Oversight Council, which will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations, the full extent of which cannot now be foreseen. Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

REVIEW OF FINANCIAL POSITION

Total assets increased $11,741or 2.1% to $570,328 at March 31, 2011, from $558,587 at December 31, 2010. For the quarter ended March 31, 2011, total assets averaged $560,908, an increase of $36,884 or 7.0%, from $524,024 for the same period of 2010. The balance sheet growth was driven by increases in total deposits of $14,838 in the first quarter of 2011. Interest bearing deposits increased $11,543, while noninterest bearing deposits grew $3,295. At March 31, loans, net amounted to $407,842 in 2011 compared to $390,772 at December 31, 2010. Total stockholders’ equity increased $1,978, or 3.9%, from $50,516 at year-end 2010 to $52,494 at March 31, 2011.

Investment Portfolio:

Investment securities totaled $109,602 at March 31, 2011, a decrease of $14,812, or 11.9% from $124,414 at December 31, 2010.  As market interest rates have remained very low for an extended period of time, the Company has maintained excess liquidity in the form of federal funds.

The total securities portfolio is held as available for sale, which allows for more flexibility in using the investment portfolio for liquidity purposes as well as providing greater flexibility in selling investments when market opportunities occur.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The carrying value of securities at March 31, 2011 included a net unrealized loss of $90 reflected as an accumulated other comprehensive loss of $59 in stockholders’ equity, net of deferred income taxes of $31.  This compares to a net unrealized loss of $1,264 at December 31, 2010 reflected as an accumulated other comprehensive loss of $834, net of deferred income taxes of $430. The unrealized losses resulted from changes in interest rates subsequent to the acquisition of the securities and management believes that these unrealized losses represent a temporary impairment of those securities.  As long term rates increase, the underlying value of securities owned by the Company decrease, creating an unrealized loss.  The Company does not intend to sell these securities nor is it likely it will be required to sell the securities before recovery of amortized cost. The Company has the intent and ability to hold such securities until maturity or market prices recover.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

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

Loan Portfolio:

Loans, net increased $17,070, or 4.4%, to $407,842 at March 31, 2011 from $390,772 at December 31, 2010.  Commercial loans increased $25,172, or 22.4%, to $137,698 at March 31, 2011 compared to $112,526 at December 31, 2010. Commercial real estate loans decreased $6,300, or 4.6%, to $130,610 at March 31, 2011 compared to $136,910 at December 31, 2010. The Company reclassified certain loan credits in the portfolio in the first quarter of 2011 to more accurately report loan balances based on loan purpose rather than the underlying loan collateral. Overall, commercial and commercial real estate loans increased $18,872, or 7.6%, to $268,308 at March 31, 2011 compared to $249,436 at December 31, 2010. Residential real estate mortgages decreased $1,101, or 0.9%, to $118,323 at March 31, 2011 compared to $119,424 at December 31, 2010. Consumer loans decreased 3.2%, or $701, to $21,211 at March 31, 2011 compared to $21,912 at December 31, 2010.

Generally, maintaining a high loan to deposit ratio is a primary goal for the Company in order to maximize profitability, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted within the Bank’s primary market area through the offering of various deposit instruments including NOW, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s.  During the three month period ended March 31, 2011, total deposits increased $14,838, or 3.4%, to $453,572 compared to $438,734 at December 31, 2010.  Time deposits increased $7,751, or 8.4%, to $100,198 at March 31, 2011, compared to $92,447 at December 31, 2010. Demand deposits increased $3,295, or 4.5%, to $76,958 at March 31, 2011, compared to $73,663 at December 31, 2010. Interest-bearing checking deposits increased $4,341, or 5.6%, to $81,844 at March 31, 2011, compared to $77,503 at December 31, 2010.  Savings deposits decreased $549, or 0.3%, to $194,572 at March 31, 2011, compared to $195,121 at December 31, 2010.

The trend through three months of 2011 has been one of continued deposit growth. Interest rates have been at historic lows for an extended period. Short term and core deposit rates have remained flat. As such, deposits have been attracted by offering rates on time deposit products which are higher than other investment alternatives available to customers elsewhere in the market place. The added benefit of expanded $250,000 FDIC insurance has also made bank deposits an attractive investment vehicle to customers.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank ("FHLB") provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2011 were $35,293 as compared to $38,724 at December 31, 2010, a decrease of $3,431, or 8.9%. Long-term borrowings were $27,100 as of March 31, 2011 compared to $27,336 as of December 31, 2010, a decrease of $236, or 0.9%. The decrease in long-term borrowings is the result of contractual principal payments to the FHLB.

Capital:

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of March 31, 2011, Tier I capital to total average assets was 8.57% as compared to 8.53% at December 31, 2010.  The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  On April 29, 2011, the Company’s Board of Directors announced they would reinstate a previously authorized repurchase plan and directed management to complete the plan through the purchase of the remaining 65,751 shares of the Company’s common stock associated with the plan.

The Company has complied with the standards of capital adequacy mandated by the banking regulators.  The bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios attempt to measure the relative risks of various assets banks hold in their portfolios. The Company’s Tier 1 capital to risk weighted asset ratio was 10.84% and the total capital to risk weighted asset ratio was 11.84% at March 31, 2011.  The Company is deemed to be well-capitalized under regulatory standards at March 31, 2011.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due.  The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements. Additional liquidity is obtained by either increasing liabilities or by decreasing assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. Alternative sources of liquidity are generated from payments on existing loans or securities available-for-sale.  Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the FHLB.  As of March 31, 2011, the Bank had a borrowing capacity from the FHLB of approximately $165.8 million.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Management believes the Company has the capability to offer customers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings account and a short term certificate of deposit. This deposit product offers an interest rate higher than traditional core deposit savings accounts on the market and a quarterly limit placed on customer withdrawals provides stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it, along with traditional bank time deposits to provide a source of funds. In addition to its ability to fund itself through deposit gathering, the Company also has available to it, open lines of credit at the FHLB with current availability of approximately $138.7 million, and Atlantic Central Bankers Bank of $7.0 million.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

At March 31, 2011, cash, federal funds sold, and deposits with other banks totaled $26.6 million, an increase of 48.9%, or $8.7 million compared to $17.9 million at December 31, 2010. The majority of the increase was in federal funds sold as the Company continued to attract significant deposits from new and existing customers in relation to natural gas leases within existing markets in Susquehanna and Wyoming Counties in Pennsylvania.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $8.7 million during the three months ended March 31, 2011. Similarly, cash and cash equivalents increased $8.3 million for the same period last year. For the three months ended March 31, 2011, net cash inflows of $10.5 million from financing activities and $1.8 million from operating activities were partially offset by a $3.6 million net cash outflow from investing activities. For the same period of 2010, net cash inflows of $22.2 million from financing activities and $1.3 million from operating activities were partially offset by a $15.2 million net cash outflow from investing activities.

Financing activities provided net cash of $10.5 million for the three months ended March 31, 2011, and $22.2 million for the same three months of 2010. Deposit gathering is our predominant financing activity. During the first three months of 2011 deposit gathering increased, which resulted in a $14.8 million increase in net cash. Similarly, deposit gathering provided net cash of $19.4 million for the same period of 2010

Operating activities provided net cash of $1.8 million for the three months ended March 31, 2011, and $1.3 million for the same three months of 2010. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $3.6 million for the three months ended March 31, 2011, compared to $15.2 million for the same period of 2010. For 2011, net cash used to fund an increase in lending activities exceeded the net proceeds received from repayments and sales of investment securities. In 2010, a net increase in lending activities was the primary factor causing the net cash outflow from investing activities.

Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Company to meet all its cash obligations as they come due.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of unfunded loans and letters of credit made under the same underwriting standards as on-balance sheet instruments.  Unused commitments on March 31, 2011, totaled $62,100, consisting of $43,463 in unfunded commitments of existing loans and $18,637 in letters of credit.  Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

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

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The primary tools used to monitor sensitivity are the Statement of Interest Sensitivity Gap and the Interest Rate Shock Analysis.  The Bank uses an internal software model to measure interest rate sensitivity.  In addition, an external consulting firm performs a quarterly analysis to supplement our internal analysis.  The Statement of Interest Sensitivity Gap is a good assessment of current position and is a very useful tool for ALCO.  This report is monitored in an effort to “match” maturities or re-pricing opportunities of assets and liabilities, in order to attain the maximum interest within risk tolerance policy guidelines.  However, this tool has inherent limitations in that certain assets and liabilities may react to changes in interest rates in different ways, with some categories reacting in advance of changes and some lagging behind the changes.  In addition, there are estimates used in determining the actual propensity to change of certain items, such as deposits without maturities.

The following table represents projected changes in the Company’s net interest income given instantaneous and parallel shifts in general market rates of plus or minus 100 and 200 basis points.

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	March 31, 2011	December 31, 2010
+200 basis points	(1,653)	(1,926)
+100 basis points	(795)	(917)
-100 basis points	96	148
-200 basis points	(510)	(416)

REVIEW OF FINANCIAL PERFORMANCE

Net income for the first quarter of 2011 equaled $1,799 or $0.57 per share, an increase of $281 or 18.5% compared to $1,518 or $0.48 per share for the first quarter of 2010. The improvement in earnings in 2011 was a result of the recognition of higher net interest income and a decrease in the provision for loan losses offset partially by decreases in noninterest income as well as increases in noninterest expenses and the provision for income taxes. Return on average assets (“ROA”) measures the Company’s net income in relation to its total assets.  The Company’s ROA was 1.30% for the first quarter of 2011compared to 1.17% for the same period of 2010.  Return on average equity (“ROE”) indicates how effectively the Company can generate net income on the capital invested by its stockholders.  The Company’s ROE was 14.84% for the first quarter of 2011compared to 14.25% for the first quarter of 2010.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Net Interest Income:

For the three months ended March 31, tax-equivalent net interest income increased $760 or 15.4% to $5,688 in 2011 from $4,928 in 2010.  The net interest spread increased to 4.13% for the three months ended March 31, 2011 from 3.79% for the three months ended March 31, 2010.  The net interest margin increased to 4.36% for the three- month period ended March 31, 2011 from 4.07% for the three month period ended March 31, 2010. The yield curve has continued to be steep since the Federal Reserve began the process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist the Company in maintaining a stable net interest margin in the future.

For the three months ended March 31, 2011, tax equivalent interest revenue increased $432, or 6.5%, to $7,075 as compared to $6,643 for the three months ended March 31, 2010.  The increase was primarily due to the growth in average earning assets. The yield earned on loans declined for the first quarter of 2011 at 5.70% compared to 6.02% for the first quarter of 2010.  Conversely, average earning assets increased to $528,592 for the three months ended March 31, 2011 compared to $491,053 for the three months ended March 31, 2010. Average loans increased to $403,581 for the quarter ended March 31, 2011 compared to $345,146 for the same period in 2010.  This indicates that the increase in interest revenue was volume driven when comparing the two periods. The resulting interest earned on loans was $5,676 for the three-month period ended March 31, 2011 compared to $5,126 for the same period in 2010, an increase of $550 or 10.7%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended March 31, 2011 to 5.43% as compared to 5.49% for the three months ended March 31, 2010. The decline was a result of the continuation of the low interest rate environment along with increased market competition.

Total interest expense decreased by $328, or 19.1%, to $1,387 for the three months ended March 31, 2011 from $1,715 for the three months ended March 31, 2010.  This decrease was attributable to the decrease in the cost of funds since the average volume of interest bearing liabilities rose comparing the three months ended March 31, 2011 and 2010. The cost of funds decreased to 1.30% for the three months ended March 31, 2011 as compared to1.70% for the first quarter of 2010.  Average interest bearing liabilities on the other hand increased to $432,391 for the three months ended March 31, 2011 as compared to $408,349 for the three months ended March 31, 2010.  This increase was primarily due to the increase in average savings deposits.  Average savings deposits increased to $193,664 for the three month period ended March 31, 2011 as compared to $177,920 for the same period in 2010. In addition, time deposit balances increased to $95,448 for the three month period ended March 31, 2011 as compared to $89,322 for the same period in 2010. Special promotional rates were offered on longer term certificates of deposit to position the Company for the eventual increase in market interest rates.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

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

Distribution of Assets, Liabilities and Stockholders' Equity	Three months ended
Interest Rates and Interest Differential	March 2011			March 2010
	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$119,347	$1,763	5.99%	$116,029	$1,730	6.05%
Installment	20,883	240	4.66%	21,878	271	5.02%
Commercial	224,698	3,120	5.63%	180,465	2,706	6.08%
Tax exempt	38,008	540	5.77%	26,220	409	6.33%
Other loans	645	13	8.17%	554	10	7.32%
Total loans	403,581	5,676	5.70%	345,146	5,126	6.02%
Investment securities
Taxable	70,781	675	3.87%	85,747	764	3.61%
Tax exempt	47,488	720	6.15%	48,180	748	6.30%
Total securities	118,269	1,395	4.78%	133,927	1,512	4.58%
Interest bearing balances with other banks	714	2	1.14%	1,036	1	0.39%
Federal funds sold	6,028	2	0.13%	10,944	4	0.15%
Total earning assets	528,592	7,075	5.43%	491,053	6,643	5.49%
Less: allowance for loan losses	(4,150)			(3,441)
Cash and due from banks	7,261			7,028
Premises and equipment, net	7,664			6,643
Other assets	21,541			22,741
Total assets	$560,908			$524,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$39,277	49	0.51%	$45,430	104	0.93%
Savings	193,664	411	0.86%	177,920	540	1.23%
Money market savings	38,243	57	0.60%	35,872	78	0.88%
Time	95,448	527	2.24%	89,322	530	2.41%
Total interest bearing deposits	366,632	1,044	1.15%	348,544	1,252	1.46%
Borrowings	65,759	343	2.11%	59,805	463	3.14%
Total interest bearing liabilities	432,391	1,387	1.30%	408,349	1,715	1.70%
Net interest income/spread		$5,688	4.13%		$4,928	3.79%
Non-interest bearing demand deposits	74,742			69,124
Accrued expenses and other liabilities	4,613			3,363
Stockholders’ equity	49,162			43,188
Total liabilities and stockholders’ equity	$560,908			$524,024
Net interest margin			4.36%			4.07%
Tax Equivalent Adjustments:
Loans		$183			$139
Investments		245			254
Total Adjustments		$428			$393

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Provision for Loan Losses:

The provision for loan losses for the three months ended March 31, 2011 was $421, a decrease of $474, or 53.0% over the same period in 2010. In the three month period ended March 31, 2011, net charge-offs totaled $165, or 0.17% of average loans as compared $122, or 0.14% of average loans, for the same three month period in 2010.  The allowance for loan losses as a percentage of loans, net was 1.07% at March 31, 2011 and 1.17% at March 31, 2010.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy.  The process considers all “problem loans” including criticized and watched loans.  Prior loan loss history and current market trends, both nationally and locally, are taken into consideration.  A watch list of potential problem loans is maintained and monitored on a monthly basis by the Board of Directors.  Based upon this analysis, senior management has concluded that the allowance of loan losses is adequate at March 31, 2011.

Noninterest Income:

Noninterest income for the first quarter decreased $290, or 26.1%, to $822 in 2011 from $1,112 in 2010.  Included in noninterest income in 2010 was a nonrecurring $320 tax-exempt cash surrender receipt from bank owned life insurance.  Service charges, fees and commissions increased $76 to $709 in 2011 from $633 in 2010 after eliminating the one-time insurance receipt.  Noninterest income in the first quarter of 2011 included $139 in commission income from our Wealth Management Division.  This represents an increase of $79, or 131.7% over the first quarter of 2010.   The increase is attributed to the fourth quarter purchase of an existing investment advisory business. The purchase of this business added an additional investment representative. Investing activity has increased and, coupled with the additional investments managed, has increased the commission income recognized.

Mortgage banking income totaled $48 for the first quarter of 2011, compared to $77 for the same period in 2010, a decrease of $29 or 37.7%.  Mortgage banking income recognized through mortgage sales has continued to be a significant income producer as more customers are attracted by the rates offered by Fannie Mae.

Gains on security sales were $10 for the three months ended March 31, 2011 compared to gains of $22 for the comparable period in 2010, a decrease of $12, or 54.6%.  As previously mentioned in the discussion of securities, management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment charges of $84 were recorded against income for the three months ended March 31, 2011. No impairment charges were recorded for the three month period ended March 31, 2010.  The 2011 charges are related to a common equity security. Consideration was given to the extent of the loss position, the length of time it had been below cost and the prospects for recovery.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Noninterest Expenses:

Total other expenses increased to $358, or 11.8%, to $3,395 during the three months ended March 31, 2011 compared to $3,037 for the comparable period in 2010.

Salaries and benefits expense increased $135, or 10.3%, to $1,446 for the three months ended March 31, 2011 compared to $1,311 for the same period in 2010. Additional staffing in the loan, finance and wealth management divisions, along with normal merit increases, caused the salary portion to increase $109 when comparing the first quarter of 2011 to the first quarter of 2010. The cost of employee benefits continued to increase for the first quarter of 2011. Health insurance costs increased $26 for the quarter ended March 31, 2011 compared to the same quarter in 2010.

Occupancy and equipment expense increased $54, or 8.7%, for the three month period ended March 31, 2011, to $676, compared to $622 for the same period in 2010. Increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods. The ongoing need for new technologies has increased the need for additional equipment and the costs associated with such equipment.

Other expenses increased to $1,273 for the first quarter of 2011 from $1,104 for the same period last year.  FDIC insurance and assessments were up $16, or 8.8% for the three months ended March 31, 2011, to $198 compared to $182 for the same period in 2010.

Professional fees and outside services increased $36, or 22.6%, in the three months ended March 31, 2011 to $195, compared to $159 for the three month period ended March 31, 2010. Various costs associated with special reviews performed by outside legal counsel and consultants accounted for this increase.

Taxes, other than payroll and income, increased $78, or 111.4%, to $148 for the three months ended March 31, 2011 compared to $70 for the same period in 2010. The increase resulted primarily from an increase of $57 in state taxes associated with New York State operations.

All other operating expenses increased $39, or 5.6%, to $732 in the three months ended March 31, 2011, compared to $693 for the same three month period in 2010.  The increase is primarily attributable to costs associated with advertising, stationary and printing costs incurred during the first quarter of 2011.

Income Tax Provision:

The Corporation recorded an income tax expense of $467, or 20.6% of pre-tax income, and $197, or 11.5% of pre-tax income for the quarters ended March 31, 2011 and 2010, respectively. Taxable income was offset in the first quarter of 2010 by tax exempt cash surrender value received from bank owned life insurance.

PEOPLES FINANCIAL SERVICES CORP.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment will change in the near term as the employment and housing sectors have shown only minimal signs of improvement. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin. At March 31, 2011, the Company is subject to a greater level of interest rate sensitivity given a rising rate scenario. The results of the latest financial simulation indicate a possible decrease in net interest income of 8.0% given an instantaneous and parallel change of +200 basis points.  A decrease of 2.5% is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Company is within the guidelines established by the asset/liability policy for interest rate sensitivity testing.  The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.  To mitigate exposure to rising rates, the Company has implemented a plan to shorten the duration on the asset side of the balance sheet to allow for flexibility to reinvest at the higher rates.

Equity value at risk is monitored regularly and is also within established policy limits.  Please refer to the Annual Report on Form 10-K filed with the Securities and Exchange Commission for December 31, 2010, for a further discussion of this matter.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

(b)  Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PEOPLES FINANCIAL SERVICES CORP.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Company’s common stock.  There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended March 31, 2011.  As of March 31, 2011, there were 65,751 shares available for repurchase under the 2001 Stock Repurchase Program with no expiration date.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

PEOPLES FINANCIAL SERVICES CORP.

Item 6.  Exhibits

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

PEOPLES FINANCIAL SERVICES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

/s/Alan W. Dakey	May 10, 2011
Alan W. Dakey, President, CEO
(Principal Executive Officer)

/s/Scott A. Seasock	May 10, 2011
Scott A. Seasock, Senior Vice President
(Principal Financial Officer)