Form 10-Q
period 2011-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2011-08-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
0-23863 (Commission File Number)

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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,134,456 at July 29, 2011.
Page 1 of 48 Exhibit index on page 44

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2011

Contents		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at	3
	June 30, 2011 and December 31, 2010

	Consolidated Statements of Income and Comprehensive Income	4
	for the Three and Six Months Ended June 30, 2011 and 2010

	Consolidated Statements of Changes in Stockholders’ Equity	5
	for the Six Months Ended June 30, 2011 and 2010

	Consolidated Statements of Cash Flows	6
	for the Six Months Ended June 30, 2011 and 2010

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of	26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	41
Item 4.	Removed and Reserved	41
Item 5.	Other Information	42
Item 6.	Exhibits	42

	Signatures	43

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

ASSETS:	June 30, 2011	December 31, 2010
Cash and due from banks	$12,736	$6,731
Interest-bearing balances with banks	1,007	107
Federal funds sold	9,357	11,003
Investment securities available-for-sale	114,096	121,772
Loans held for sale	92	30
Loans, net	426,655	390,772
Less: allowance for loan losses	5,153	4,100
Net loans	421,502	386,672
Premises and equipment, net	8,171	8,238
Accrued interest receivable	3,272	3,003
Other assets	16,347	21,031
Total assets	$586,580	$558,587

LIABILITIES:
Deposits:
Noninterest-bearing	$78,216	$73,663
Interest-bearing	392,353	365,071
Total deposits	470,569	438,734
Short-term borrowings	36,352	38,724
Long-term debt	21,862	27,336
Accrued interest payable	307	311
Other liabilities	1,220	2,966
Total liabilities	530,310	508,071

STOCKHOLDERS' EQUITY:
Common stock, par value $2.00, authorized 12,500,000 shares, issued 3,341,251 shares	6,672	6,683
Capital surplus	3,122	3,118
Retained earnings	48,938	46,048
Accumulated other comprehensive income (loss)	2,040	(834)
Less: Treasury stock, at cost, held: June 30, 2011, 197,595 shares; December 31, 2010, 199,520 shares	4,502	4,499
Total stockholders' equity	56,270	50,516
Total liabilities and stockholders’ equity	$586,580	$558,587

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,413	$4,952	$10,549	$9,669
Tax-exempt	346	274	703	544
Interest and dividends on investment securities available-for-sale:
Taxable	633	745	1,299	1,496
Tax-exempt	411	488	886	982
Dividends	8	13	17	26
Interest on interest-bearing balances with banks	3	1	5	2
Interest on federal funds sold	11	8	13	12
Total interest income	6,825	6,481	13,472	12,731
INTEREST EXPENSE:
Interest on deposits	1,132	1,221	2,176	2,473
Interest on short-term borrowings	76	101	162	172
Interest on long-term debt	263	393	520	785
Total interest expense	1,471	1,715	2,858	3,430
Net interest income	5,354	4,766	10,614	9,301
Provision for loan losses	804	682	1,225	1,577
Net interest income after provision for loan losses	4,550	4,084	9,389	7,724
NONINTEREST INCOME:
Service charges, fees and commissions	711	1,017	1,420	1,970
Wealth management income	236	99	375	159
Mortgage banking income	98	63	146	140
Net gains on sale of investment securities available-for-sale	2	179	12	201
Other than temporary investment equity securities impairment			(84)
Net gains (loss) on sale of other real estate	1,583	(47)	1,583	(47)
Total noninterest income	2,630	1,311	3,452	2,423
N NONINTEREST EXPENSE:
Salaries and employee benefits expense	1,628	1,395	3,074	2,706
Net occupancy and equipment expense	699	614	1,375	1,236
Other expenses	1,743	1,501	3,016	2,605
Total noninterest expense	4,070	3,510	7,465	6,547
Income before income taxes	3,110	1,885	5,376	3,600
Provision for income tax expense	751	361	1,218	558
Net income	2,359	1,524	4,158	3,042
OTHER COMPREHENSIVE INCOME:
Unrealized gains on investment securities available-for-sale	3,183	2,418	4,283	3,590
Reclassification adjustment for gains included in net income	(2)	(179)	(12)	(201)
Reclassification adjustment for other than temporary impairment			84
Income taxes related to other comprehensive income	1,082	761	1,481	1,152
Other comprehensive income, net of income taxes	2,099	1,478	2,874	2,237
Comprehensive income	$4,458	$3,002	$7,032	$5,279
P PER SHARE DATA:
Earnings (basic)	$0.75	$0.49	$1.32	$0.97
Earnings (dilutive)	$0.75	$0.48	$1.32	$0.97
Cash dividends declared	$0.20	$0.20	$0.40	$0.39

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2010	$6,683	$3,118	$46,048	$(834)	$(4,499)	$50,516
Net income			4,158			4,158
Other comprehensive income, net of income taxes				2,874		2,874
Dividends declared: $0.40 per share			(1,268)			(1,268)
Treasury stock purchased: 5,500 shares	(11)				(138)	(149)
Treasury stock issued: 7,425 shares		4			135	139
Balance, June 30, 2011	$6,672	$3,122	$48,938	$2,040	$(4,502)	$56,270

Balance, December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970
Net income			3,042			3,042
Other comprehensive income, net of income taxes				2,237		2,237
Dividends declared: $0.39 per share			(1,223)			(1,223)
Treasury stock issued: 4,900 shares		18			85	103
Balance, June 30, 2010	$6,683	$3,116	$43,862	$(21)	$(4,511)	$49,129

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)
	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2011	June 30, 2010
Net income	$4,158	$3,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	424	344
Amortization of intangibles	183	129
Provision for loan losses	1,225	1,577
(Gain) loss on sale of other real estate	(1,583)	47
Net amortization of investment securities available-for-sale	188	90
Amortization of deferred loan costs	108	109
Gains on sales of investment securities available-for-sale	(12)	(201)
Other than temporary security impairment	84
Net gains on sale of loans	(146)	(140)
Net earnings on investment in life insurance	(185)	(164)
Gain from investment in life insurance		(320)
Net change in:
Loans held for sale	84	(142)
Accrued interest receivable	(269)	(189)
Other assets	1,561	145
Accrued interest payable	(4)	(64)
Other liabilities	(1,746)	859
Net cash provided by operating activities	4,070	5,122
C CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	15,259	55,253
Proceeds from repayments on investment securities available-for-sale	767	10,293
Purchases of investment securities available-for-sale	(4,255)	(52,444)
Net decrease in investments in restricted stock	257
Net increase in loans	(33,163)	(34,259)
Purchases of premises and equipment	(357)	(951)
Proceeds from investment in life insurance		549
Purchases of investment in life insurance	(2,000)
Proceeds from sale of other real estate	1,970	2,014
Net cash used in investing activities	(21,522)	(19,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,268)	(1,223)
Net increase in deposits	31,835	24,511
Repayment of long-term debt	(5,474)	(451)
Net increase (decrease) in short-term borrowings	(2,372)	13,696
Purchases of treasury stock	(149)
Issuance of treasury stock	139	103
Net cash provided by financing activities	22,711	36,636
Net increase in cash and cash equivalents	5,259	22,213
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,841	18,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,100	$41,128
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$2,862	$3,494
Income taxes	1,250	(656)
Noncash items:
Transfers from loans to foreclosed real estate		177

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of  Peoples Financial Services Corp, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2011, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after June 30, 2011 through the date these consolidated financial statements were issued.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended	Net Income	Average Common Shares Outstanding	EPS
June 30, 2011:
Basic EPS	$2,359	3,146,611	$0.75
Diluted EPS	$2,359	3,147,904	$0.75

June 30, 2010:
Basic EPS	$1,524	3,139,631	$0.49
Diluted EPS	$1,524	3,142,586	$0.48

Six months ended
June 30, 2011:
Basic EPS	$4,158	3,144,386	$1.32
Diluted EPS	$4,158	3,146,366	$1.32

June 30, 2010:
Basic EPS	$3,042	3,137,939	$0.97
Diluted EPS	$3,042	3,140,132	$0.97

Stock options for 9,113 and 9,970 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2011 and 2010, respectively, because they were anti-dilutive.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

At June 30, 2011 and December 31, 2010, the amortized cost and fair values of securities available-for-sale are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. Government agencies and sponsored enterprises	$32,815	$1,852	$31	$34,636
State and Municipals:
Taxable	18,624	620	67	19,177
Tax-exempt	41,435	816	468	41,783
Corporate debt securities	4,464	362	347	4,479
Mortgage-backed securities-residential	12,456	181	25	12,612
Equity securities:
Preferred	54	172		226
Common	1,157	114	88	1,183
Total	$111,005	$4,117	$1,026	$114,096

December 31, 2010
U.S. Government agencies and sponsored enterprises	$38,133	$1,094	$109	$39,118
State and Municipals:
Taxable	18,634	127	387	18,374
Tax-exempt	51,789	146	1,626	50,309
Corporate debt securities	4,467	208	655	4,020
Mortgage-backed securities-residential	8,682	85	97	8,670
Equity securities:
Preferred	54			54
Common	1,277	114	164	1,227
Total	$123,036	$1,774	$3,038	$121,772

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and fair value of debt securities as of June 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$480	$483
Due after one year through five years	10,615	11,024
Due after five years through ten years	35,254	36,808
Due after ten years	50,989	51,760
	97,338	100,075

Mortgage-backed securities-residential	12,456	12,612
Total	$109,794	$112,687

Securities with a carrying value of $83,397 and $84,281 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and sponsored enterprises	$1,171	$31			$1,171	$31
State and Municipals:
Taxable	977	23	$450	$44	1,427	67
Tax-Exempt	1,348	29	2,881	439	4,229	468
Corporate debt securities			2,665	347	2,665	347
Mortgage-backed securities-residential	3,323	25			3,323	25
Common equity securities			366	88	366	88
	$6,819	$108	$6,362	$918	$13,181	$1,026

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

December 31, 2010:
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and sponsored enterprises	$4,414	$109			$4,414	$109
State and Municipals:
Taxable	12,576	324	$430	$63	13,006	387
Tax-Exempt	33,643	977	2,645	649	36,288	1,626
Corporate debt securities			2,358	655	2,358	655
Mortgage-backed securities-residential	3,562	97			3,562	97
Common equity securities			374	164	374	164
	$54,195	$1,507	$5,807	$1,531	$60,002	$3,038

At June 30, 2011, the securities portfolio contained one (less than 12 months) agency security with an unrealized loss of $31, 12 (four less than 12 months, eight greater than 12 months) state and municipal obligations with unrealized  losses totaling $535, two (both greater than 12 months) corporate debt securities with unrealized losses of $347, two (both less than 12 months) mortgage-backed securities with unrealized losses of $25, and six (all greater than 12 months) common equity securities with unrealized losses of $88.  Management does not consider the unrealized losses, as a result of changes in interest rates, to be other-than-temporary impairment (“OTTI”) based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuer or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2011.

In comparison, at December 31, 2010, the Company had four (all less than 12 months) U.S. Government Agency securities with unrealized losses of $109, 90 (82 less than 12 months, eight greater than 12 months) state and municipal obligations with unrealized losses of $2,013, four ( all less than 12 months)  mortgage-backed securities with unrealized losses of $97, two (both greater than 12 months) corporate debt securities with unrealized losses of $655, and six ( all greater than 12 months) common equity securities with unrealized losses of $164.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

An other than temporary impairment of $84 was recognized for the six-months ended June 30, 2011.  The impairment was the result of writing down a common equity security.  The write-down was determined based on public market prices.  In reaching the determination to record the impairment, management reviewed the facts and circumstances available surrounding the security, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time.  Based on its assessment, management determined that the impairment was other-than-temporary and that a charge to operating results was appropriate for the security.  The charge was recognized based entirely on the assessment of the credit quality deterioration of the underlying company.

None of the corporate debt securities are private label trust preferred issuances.  Rather, this portfolio contains corporate bond issuances in large, national financial institutions.

The common equity securities consist of equity investments in stocks of financial institutions.  The Company does not invest in bank stocks with the intent to turn them over for a profit in the near term.

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

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If the Company intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be separated into (i) the amount representing the credit loss and (ii) the amount related to all other factors. The amount of the total OTTI related to the credit loss shall be recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes.  As described previously, the Company recognized an OTTI of $84 for the six months ended June 30, 2011.

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2011 and December 31, 2010 are summarized as follows. Net deferred loan costs were $540 at June 30, 2011, and $523 at December 31, 2010.

	June 30, 2011	December 31, 2010
Commercial	$144,911	$112,526
Real estate:
Commercial	141,932	136,910
Residential	118,886	119,424
Consumer	20,926	21,912
Total	$426,655	$390,772

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The changes in the allowance for loan losses account by major classification of loan for the three months and six months ended June 30, 2011 was as follows:

June 30, 2011	Commercial	Commercial real estate	Residential real estate	Consumer	Unallocated	Total
Beginning Balance, April 1, 2011	$1,695	$1,468	$732	$284	$177	$4,356
Charge-offs				23		23
Recoveries		1	1	14		16
Provisions	410	116	1	14	263	804
Ending balance	$2,105	$1,585	$734	$289	$440	$5,153

Beginning Balance, January 1. 2011	$1,696	$1,384	$726	$243	$51	$4,100
Charge-offs	58	56	8	77		199
Recoveries		2	1	24		27
Provisions	467	255	15	99	389	1,225
Ending balance	$2,105	$1,585	$734	$289	$440	$5,153
Ending balance: individually evaluated for impairment	$1,136	$52		$9		$1,197
Ending balance: collectively evaluated for impairment	$969	$1,533	$734	$280		$3,516
Loans receivable:
Ending balance	$144,911	$141,932	$118,886	$20,926		$426,655
Ending balance: individually evaluated for impairment	$8,949	$6,152	$1,076	$21		$16,198
Ending balance: collectively evaluated for impairment	$135,962	$135,780	$117,810	$20,905		$410,457
December 31, 2010
Allowance for loan losses:
Ending balance	$1,696	$1,384	$726	$243	$51	$4,100
Ending balance: individually evaluated for impairment	$663	$122	$9	$31		$825
Ending balance: collectively evaluated for impairment	$1,033	$1,262	$717	$212	$51	$3,275
Loans receivable:
Ending balance	$112,526	$136,910	$119,424	$21,912		$390,772
Ending balance: individually evaluated for impairment	$5,916	$8,923	$674	$47		$15,560
Ending balance: collectively evaluated for impairment	$106,610	$127,987	$118,750	$21,865		$375,212

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system:

June 30, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$130,293	$5,669	$2,689	$6,260	$144,911
Real estate:
Commercial	135,154	626	5,155	997	141,932
Residential	117,810		11	1,065	118,886
Consumer	20,896	9	21		20,926
Total	$404,153	$6,304	$7,876	$8,322	$426,655

December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$105,869	$986	$181	$5,490	$112,526
Real estate:
Commercial	118,972	8,836	8,731	371	136,910
Residential	118,794			630	119,424
Consumer	21,890			22	21,912
Total	$365,525	$9,822	$8,912	$6,513	$390,772

The following table presents nonaccrual loans by classes of the loan portfolio:

	June 30, 2011	December 31, 2010
Commercial	$6,260	$5,490
Real estate:
Commercial	997	371
Residential	1,065	630
Consumer		22
Total	$8,322	$6,513

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status:

June 30, 2011:
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Commercial	$364	117	$1,566	$2,047	$142,864	$144,911	$29
Real estate:
Commercial	953	312	997	2,262	139,670	141,932
Residential	905	551	1,076	2,532	116,354	118,886	11
Consumer	337	76	403	816	20,110	20,926	403
Total	$2,559	$1,056	$4,042	$7,657	$418,998	$426,655	$443

December 31, 2010:
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Commercial	$192	$81	$754	$1,027	$111,499	$112,526	$123
Real estate:
Commercial	1,431		1,049	2,480	134,430	136,910
Residential	1,260	358	626	2,244	117,180	119,424
Consumer	293	133	291	717	21,195	21,912	269
Total	$3,176	$572	$2,720	$6,468	$384,304	$390,772	$392

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans for the six months ended June 30, 2011, and for the year ended December 31, 2010, by loan portfolio class:

June 30, 2011:

				This Quarter		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4,996	$4,996		$5,796	$65	$6,276	$170
Real estate:
Commercial	4,096	4,096		4,137	63	4,010	99
Residential	1,076	1,076		1,024		925
Consumer	12	12		12	1	13	$1
Total	10,180	10,180		10,969	129	11,224	270

With an allowance recorded:
Commercial	3,953	3,953	$1,136	3,036	13	2,535	21
Real estate:
Commercial	2,056	2,056	52	2,061	33	2,144	66
Residential
Consumer	9	9	9	9		9
Total	6,018	6,018	1,197	5,106	46	4,688	87

Commercial	8,949	8,949	1,136	8,832	78	8,811	191
Real estate:
Commercial	6,152	6,152	52	6,198	96	6,154	165
Residential	1,076	1,076		1,024		925
Consumer	21	21	9	21	1	22	1
Total	$16,198	$16,198	$1,197	$16,075	$175	$15,912	$357

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$304	$304		$264	$12
Real estate:
Commercial	6,263	6,263		6,394	392
Residential	383	383		384	2
Consumer	16	16		20	2
Total	6,966	6,966		7,062	408

With an allowance recorded:
Commercial	5,612	5,612	$663	5,629	165
Real estate:
Commercial	2,660	2,660	122	2,714	166
Residential	291	291	9	292	5
Consumer	31	31	31	31
Total	8,594	8,594	825	8,666	336

Total:
Commercial	5,916	5,916	663	5,893	177
Real estate:
Commercial	8,923	8,923	122	9,108	558
Residential	674	674	9	676	7
Consumer	47	47	31	51	2
Total	$15,560	$15,560	$825	$15,728	$744

Included in the commercial loan category are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $4,738 at June 30, 2011, and $4,185 at December 31, 2010.

5.  STOCK-BASED COMPENSATION

As of June 30, 2011, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted for the six month periods ending June 30, 2011 and 2010.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

6.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $17,711 of standby letters of credit at June 30, 2011.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at June 30, 2011 was $17,711 and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $16,013.

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

The Company’s assets that were considered financial instruments approximated 96.2 percent of total assets at June 30, 2011, and 95.3 percent of total assets at December 31, 2010. Liabilities that were considered financial instruments approximated 99.8 percent of total liabilities at June 30, 2011, and 99.4 percent of total liabilities at December 31, 2010.

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

7.  FAIR VALUE MEASUREMENTS (Continued)

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

Restricted equity securities:  The carrying value of restricted equity securities approximate fair value.

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

7.  FAIR VALUE MEASUREMENTS (Continued)

Long-term Debt:   The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rates offered for long-term debt with the same maturity.

Accrued interest payable:  The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.

Off-balance sheet financial instruments:   The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2011 and December 31, 2010.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,100	$23,100	$17,841	$17,841
Securities available for sale	114,096	114,096	121,772	121,772
Restricted equity securities	2,385	2,385	2,642	2,642
Loans held for sale	92	92	30	30
Net loans	421,502	432,571	386,672	393,033
Accrued interest receivable	$3,272	$3,272	$3,003	$3,003

Financial liabilities:
Deposits	$470,569	$473,515	$438,734	$440,529
Short-term borrowings	36,352	36,352	38,724	38,724
Long-term borrowings	21,862	22,274	27,336	27,872
Accrued interest payable	$307	$307	$311	$311

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

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2011
U.S. Government agencies and sponsored enterprises	$34,636		$34,636
State and Municipals:
Taxable	19,177		19,177
Tax-exempt	41,783		41,783
Corporate debt securities	4,479		4,479
Mortgage-backed securities-residential	12,612		12,612
Equity securities:
Preferred	226		226
Common	1,183	$1,183
Total	$114,096	$1,183	$112,913
December 31, 2010
U.S. Government agencies and sponsored enterprises	$39,118		$39,118
State and Municipals:
Taxable	18,374		18,374
Tax-exempt	50,309		50,309
Corporate debt securities	4,020		4,020
Mortgage-backed securities-residential	8,670		8,670
Equity securities:
Preferred	54		54
Common	1,227	$1,227
Total	$121,772	$1,227	$120,545

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2011
Impaired loans	$4,821			$4,821

December 31, 2010
Impaired loans	$7,769			$7,769

Fair values of impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral volume, where applicable.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2011-05, “Amendments to Topic 220, Comprehensive Income.”  In June, 2011, FASB issued ASU 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

PEOPLES FINANCIAL SERVICES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).” In April, 2011, FASB issued ASU 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” In April, 2011, FASB issued ASU 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May, 2011, FASB issued ASU 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of the Company is intended to assist the reader in evaluating the Company’s performance.  The Company’s subsidiaries, Peoples Neighborhood Bank (the “Bank”) and Peoples Wealth Management, LLC, provide financial services to individuals and businesses within the Bank’s primary market area made up of Susquehanna, Wyoming and Northern Lackawanna Counties in Pennsylvania, and Broome County in New York.  The Bank is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation (“FDIC”).  Peoples Wealth Management is a member of the National Association of Securities Dealers (“NASD”), which also acts as the primary regulator for Peoples Wealth Management. Peoples Financial Capital Corporation is also a subsidiary of the Company and its main activities are the maintenance and management of certain investments and the collection and distribution of the income from such investments. Peoples Financial Leasing, LLC is a subsidiary of the Bank and provides employee leasing services to the Bank. Peoples Investment Holdings, LLC is also a subsidiary of the Bank and its main activities are the maintenance and management of intercompany investments and the collection and distribution of the income from such investments.

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

REVIEW OF FINANCIAL POSITION

Total assets grew $27,993 or at an annualized rate of 10.1% to $586,580 at June 30, 2011, from $558,587 at December 31, 2010. For the six months ended June 30, 2011, total assets averaged $571,562, an increase of $35,713 or 6.7%, from $535,849 for the same period of 2010. The balance sheet growth was driven by increases in total deposits of $31,835 or at an annualized rate of 14.6% in the first half of 2011. Interest bearing deposits increased $27,282, while noninterest bearing deposits grew $4,553. At June 30, loans, net increased $35,883 or at an annualized rate of 18.5% to $426,655 in 2011 compared to $390,772 at December 31, 2010. Total stockholders’ equity increased $5,754 or at an annualized rate of 23.0%, from $50,516 at year-end 2010 to $56,270 at June 30, 2011.

Investment Portfolio:

The entire securities portfolio is held as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur.  Investment securities totaled $114,096 at June 30, 2011, a decrease of $7,676, or 6.3% from $121,772 at December 31, 2010.  The decline resulted from the sale of certain long-term tax-exempt municipal obligations and U.S. Government sponsored enterprise securities in order to reduce the Company’s exposure to interest rate changes.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity.  The carrying value of securities at June 30, 2011 included a net unrealized gain of $3,091 reflected as accumulated other comprehensive income of $2,040 in stockholders’ equity, net of deferred income taxes of $1,051.  This compares to a net unrealized loss of $1,264 at December 31, 2010 reflected as an accumulated other comprehensive loss of $834, net of deferred income taxes of $430. Any unrealized losses resulted from changes in interest rates subsequent to the acquisition of the securities and management believes that these unrealized losses represent a temporary impairment of those securities.    The Company does not intend to sell these securities nor is it likely it will be required to sell the securities before recovery of amortized cost. The Company has the intent and ability to hold such securities until maturity or market prices recover.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Management monitors the earnings performance and effectiveness of liquidity of the securities portfolio on a monthly basis through the Asset/Liability Committee (“ALCO”).  The ALCO also reviews and manages interest rate risk.  Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loan Portfolio:

Loans, net increased $35,883, or 9.2%, to $426,655 at June 30, 2011 from $390,772 at December 31, 2010.  Commercial loans increased $32,385, or 28.8%, to $144,911 at June 30, 2011 compared to $112,526 at December 31, 2010. Commercial real estate loans increased $5,022, or 3.7%, to $141,932 at June 30, 2011 compared to $136,910 at December 31, 2010. Residential real estate mortgages decreased $538, or 0.5%, to $118,886 at June 30, 2011 compared to $119,424 at December 31, 2010. Consumer loans decreased 4.5%, or $986, to $20,926 at June 30, 2011 compared to $21,912 at December 31, 2010.

Generally, maintaining a high loan to deposit ratio is a primary goal for the Company in order to maximize profitability, but loan quality is always considered in this effort.  Management has continued its efforts to create good underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

Deposits:

Deposits are attracted within the Bank’s primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s.  During the six month period ended June 30, 2011, total deposits increased $31,835, or 7.3%, to $470,569 compared to $438,734 at December 31, 2010.  Time deposits increased $14,306, or 15.5%, to $106,753 at June 30, 2011, compared to $92,447 at December 31, 2010. Demand deposits, increased $4,553, or 6.2%, to $78,216 at June 30, 2011, compared to $73,663 at December 31, 2010. Interest-bearing checking deposits, including NOW and money market accounts, increased $15,557, or 20.1%, to $93,060 at June 30, 2011, compared to $77,503 at December 31, 2010.  Savings deposits decreased $2,581, or 1.3%, to $192,540 at June 30, 2011, compared to $195,121 at December 31, 2010.

The trend through six months of 2011 has been one of continued deposit growth. Interest rates have been at historic lows for an extended period. Short term and core deposit rates have remained flat. As such, deposits have been attracted by offering rates on time deposit products which are higher than other investment alternatives available to customers elsewhere in the market place. The added benefit of expanded $250,000 FDIC insurance has also made bank deposits an attractive investment vehicle to customers.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Borrowings:

The Bank utilizes borrowings as a source of funds for its asset/liability management.  Advances are available from the Federal Home Loan Bank (“FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2011 were $36,352 as compared to $38,724 at December 31, 2010, a decrease of $2,372, or 6.1%. Long-term debt was $21,862 as of June 30, 2011 compared to $27,336 as of December 31, 2010, a decrease of $5,474, or 20.0%. The decrease in long-term debt is the result of contractual principal payments to the FHLB as well as the early payment of a $5,000 borrowing from the FHLB with an original maturity of January 2015, resulting in a prepayment penalty of $509, which is included in other expenses for the three and six month periods ended June 30, 2011.  The Company chose early payment despite the penalty due to the favorable long term interest implications.

Capital:

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of June 30, 2011, the Bank’s Tier I capital to total average assets was 8.57% as compared to 8.53% at December 31, 2010.  The Bank’s Tier 1 capital to risk weighted asset ratio was 10.91% and the total capital to risk weighted asset ratio was 12.06% at June 30, 2011.  The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2011.

The Company repurchases its stock in the open market, or from individuals as warranted, to leverage the capital account and to provide stock for its stock option plan and dividend reinvestment plan.  On April 29, 2011, the Company’s Board of Directors announced they would reinstate a previously authorized repurchase plan and directed management to complete the plan through the purchase of the remaining 65,751 shares of the Company’s common stock associated with the plan.  For the six months ended June 30, 2011, the Company has purchased 5,500 shares of stock at a total cost of $139.

Liquidity:

Liquidity measures an organization’s ability to meet cash obligations as they come due.  The liquidity of the Company is reflected in its capacity to have sufficient amounts of cash available to fund the needs of customer withdrawal requests, accommodate loan demand, and maintain regulatory reserve requirements. Additional liquidity is obtained by either increasing liabilities or by decreasing other assets and converting them to more liquid assets. The primary source for increasing liabilities is the generation of additional deposit accounts, which are managed through our system of branches. Alternative sources of liquidity are generated from payments on existing loans or securities available-for-sale.  Other sources include income from operations, decreases in federal funds sold or interest-bearing deposits in other banks, securities sold under agreements to repurchase, and borrowings from the FHLB.  As of June 30, 2011, the Bank had a borrowing capacity from the FHLB of approximately $156.4 million.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Management believes the Company has the capability to offer customers a variety of attractive deposit products at competitive rates that will mitigate significant runoff in deposits from occurring. One such product is the certificate of savings product which acts as a hybrid between a core savings account and a short term certificate of deposit. This deposit product offers an interest rate higher than traditional core deposit savings accounts on the market and a quarterly limit placed on customer withdrawals provides stability in funding to the Company. This account has proven to be a deposit leader in the past and the Company will rely on it, along with traditional bank time deposits to provide a source of funds. In addition to its ability to fund itself through deposit gathering, the Company also has available to it, open lines of credit at the FHLB with current availability of approximately $134.5 million, and Atlantic Central Bankers Bank of $7.0 million.

The ALCO addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals, as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $5.3 million during the six months ended June 30, 2011. Cash and cash equivalents increased $22.2 million for the same period last year. For the six months ended June 30, 2011, net cash inflows of $22.7 million from financing activities and $4.1 million from operating activities were partially offset by a $21.5 million net cash outflow from investing activities. For the same period of 2010, net cash inflows of $36.6 million from financing activities and $5.1 million from operating activities were partially offset by a $19.5 million net cash outflow from investing activities.

Financing activities provided net cash of $22.7 million for the six months ended June 30, 2011, and $36.6 million for the same six months of 2010. Deposit gathering is our predominant financing activity. During the first six months of 2011 deposit gathering increased, which resulted in a $31.8 million increase in net cash. Similarly, deposit gathering provided net cash of $24.5 million for the same period of 2010.  The Company continued to attract significant deposits from new and existing customers in relation to natural gas leases within existing markets in Susquehanna and Wyoming Counties in Pennsylvania.

Operating activities provided net cash of $4.1 million for the six months ended June 30, 2011, and $5.1 million for the same six months of 2010. Net income, adjusted for the effects of noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $21.5 million for the six months ended June 30, 2011, compared to $19.5 million for the same period of 2010. For 2011, net cash used to fund an increase in lending activities exceeded the net proceeds received from repayments and sales of investment securities. In 2010, a net increase in lending activities was the primary factor causing the net cash outflow from investing activities.

Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the securities and loan portfolios that mature within one year.  The current sources of funds will enable the Company to meet all its cash obligations as they come due.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of unfunded loans and letters of credit made under the same underwriting standards as on-balance sheet instruments.  Unused commitments on June 30, 2011, totaled $53,323, consisting of $35,612 in unfunded commitments of existing loans and $17,711 in letters of credit.  Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon.  Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to the Company.

In comparison, unused commitments, at December 31, 2010, totaled $56,012, consisting of $37,842 in unfunded commitments of existing loans and $18,170 in letters of credit.

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

	Calculated increase (decrease) in projected net interest income
Changes in interest rates	June 30, 2011	June 30, 2010
+200 basis points	$(1,456)	$(1,212)
+100 basis points	(716)	(566)
-100 basis points	(48)	140
-200 basis points	(720)	(344)

REVIEW OF FINANCIAL PERFORMANCE

Net income for the second quarter of 2011 equaled $2,359 or $0.75 per share, an increase of $835 or 54.8% compared to $1,524 or $0.49 per share for the second quarter of 2010. The improvement in earnings in 2011 was a result of the recognition of higher net interest income and gains recognized on the sale of other real estate offset partially by increases in noninterest expenses, the FHLB prepayment penalty of $509, and the provision for income taxes. Return on average assets (“ROA”) measures the Company’s net income in relation to its total assets.  The Company’s ROA was 1.63% for the second quarter of 2011 compared to 1.12% for the same period of 2010.  Return on average equity (“ROE”) indicates how effectively the Company can generate net income on the capital invested by its stockholders.  The Company’s ROE was 18.56% for the second quarter of 2011 compared to 13.59% for the second quarter of 2010.  Net income for the first half of 2011 equaled $4,158 or $1.32 per share, an increase of $1,116 or 36.7% compared to $3,042 or $0.97 per share for the first half of 2010.  The Company’s ROA was 1.47% for the first half of 2011compared to 1.14% for the same period of 2010.  The Company’s ROE was 16.74% for the first half of 2011compared to 13.91% for the first half of 2010.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Net Interest Income:

For the three months ended June 30, 2011, tax-equivalent net interest income increased $585 or 11.3% to $5,744 in 2011 from $5,159 in 2010.  The net interest spread increased to 3.96% for the three months ended June 30, 2011 from 3.73% for the three months ended June 30, 2010.  The net interest margin increased to 4.20% for the three month period ended June 30, 2011 from 4.01% for the three month period ended June 30, 2010. The yield curve has continued to be steep since the Federal Reserve began the process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist the Company in maintaining a stable net interest margin in the future.

For the six months ended June 30, 2011, tax-equivalent net interest income increased $1,345 or 13.3% to $11,432 in 2011 from $10,087 in 2010.  The net interest spread increased to 4.04% for the six months ended June 30, 2011 from 3.75% for the six months ended June 30, 2010.  The net interest margin increased to 4.28% for the six month period ended June 30, 2011 from 4.04% for the six month period ended June 30, 2010.

For the three months ended June 30, 2011, tax equivalent interest revenue increased $341, or 5.0%, to $7,215 as compared to $6,874 for the three months ended June 30, 2010.  The increase was primarily due to the growth in average earning assets. The yield earned on loans declined for the second quarter of 2011 to 5.71% from 5.91% for the second quarter of 2010.  Conversely, average earning assets increased to $549,129 for the three months ended June 30, 2011 compared to $515,892 for the three months ended June 30, 2010. Average loans increased to $417,213 for the quarter ended June 30, 2011 compared to $364,526 for the same period in 2010.  This indicates that the increase in interest revenue was volume driven when comparing the two periods. The resulting interest earned on loans was $5,937 for the three month period ended June 30, 2011 compared to $5,367 for the same period in 2010, an increase of $570 or 10.6%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the three months ended June 30, 2011 to 5.27% as compared to 5.34% for the three months ended June 30, 2010. The decline was a result of the continuation of the low interest rate environment along with increased market competition.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Total interest expense decreased by $244, or 14.2%, to $1,471 for the three months ended June 30, 2011 from $1,715 for the three months ended June 30, 2010.  This decrease was attributable to the decrease in the cost of funds since the average volume of interest bearing liabilities increased comparing the three months ended June 30, 2011 and 2010. The cost of funds decreased to 1.31% for the three months ended June 30, 2011 as compared to 1.61% for the three months ended of 2010.  Average interest bearing liabilities on the other hand increased to $448,963 for the three months ended June 30, 2011 as compared to $426,588 for the three months ended June 30, 2010.  This increase was primarily due to the increase in average time deposits.  Average time deposits increased to $104,176 for the three month period ended June 30, 2011 as compared to $91,320 for the same period in 2010. In addition, average savings deposit balances increased to $191,608 for the three month period ended June 30, 2011 as compared to $184,695 for the same period in 2010. Special promotional rates were offered on longer term certificates of deposit to position the Company for the eventual increase in market interest rates.

For the six months ended June 30, 2011, tax equivalent interest revenue increased $773, or 5.7%, to $14,290 as compared to $13,517 for the six months ended June 30, 2010.  Similar to the second quarter results, the increase was primarily due to the growth in average earning assets. The yield earned on loans declined for the first half of 2011 to 5.71% from 5.96% for the first half of 2010.  Conversely, average earning assets increased to $538,917 for the six months ended June 30, 2011 compared to $503,541 for the six months ended June 30, 2010. Average loans increased to $410,434 for the six months ended June 30, 2011 compared to $354,890 for the same period in 2010.  This indicates that the increase in interest revenue was volume driven when comparing the two periods. The resulting interest earned on loans was $11,613 for the six-month period ended June 30, 2011 compared to $10,493 for the same period in 2010, an increase of $1,120 or 10.7%. The overall yield on earning assets, on a fully tax equivalent basis, decreased for the six months ended June 30, 2011 to 5.35% as compared to 5.41% for the six months ended June 30, 2010.

Total interest expense decreased by $572, or 16.7%, to $2,858 for the six months ended June 30, 2011 from $3,430 for the six months ended June 30, 2010.  Similar to the second quarter results, this decrease was the result of the decrease in the cost of funds since the average volume of interest bearing liabilities rose comparing the six months ended June 30, 2011 and 2010. The cost of funds decreased to 1.31% for the six months ended June 30, 2011 as compared to 1.66% for the first half of 2010.  Average interest bearing liabilities on the other hand increased to $440,723 for the six months ended June 30, 2011 as compared to $417,519 for the six months ended June 30, 2010.  This increase was driven by the increase in average savings deposits and time deposits.  Average savings deposits increased to $192,630 for the six month period ended June 30, 2011 as compared to $181,327 for the same period in 2010. In addition, time deposit balances increased to $99,836 for the six month period ended June 30, 2011 as compared to $90,326 for the same period in 2010. The special promotional rates on longer term certificates of deposit attracted deposit customers.

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

	Three months ended
	June 2011			June 2010
	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$118,417	$1,753	5.94%	$117,273	$1,747	5.98%
Installment	20,273	257	5.08%	22,447	245	4.38%
Commercial	241,194	3,391	5.64%	197,732	2,948	5.98%
Tax exempt	36,685	524	5.73%	26,501	415	6.28%
Other loans	644	12	7.47%	573	12	8.40%
Total loans	417,213	5,937	5.71%	364,526	5,367	5.91%
Investment securities
Taxable	68,614	641	3.75%	80,834	758	3.76%
Tax exempt	41,434	623	6.03%	48,042	740	6.18%
Total securities	110,048	1,264	4.61%	128,876	1,498	4.66%
Interest bearing balances with other banks	1,364	3	0.88%	995	1	0.40%
Federal funds sold	20,504	11	0.22%	21,495	8	0.15%
Total earning assets	549,129	7,215	5.27%	515,892	6,874	5.34%
Less: allowance for loan losses	4,443			4,278
Cash and due from banks	8,579			7,582
Premises and equipment, net	7,843			7,189
Other assets	20,991			21,160
Total assets	$582,099			$547,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$49,721	74	0.60%	$45,804	87	0.76%
Savings	191,608	409	0.86%	184,695	530	1.15%
Money market savings	42,150	68	0.65%	37,562	75	0.80%
Time	104,176	581	2.24%	91,320	529	2.32%
Total interest bearing deposits	387,655	1,132	1.17%	359,381	1,221	1.36%
Borrowings	61,308	339	2.22%	67,207	494	2.95%
Total interest bearing liabilities	448,963	1,471	1.31%	426,588	1,715	1.61%
Net interest income/spread		$5,744	3.96%		$5,159	3.73%
Non-interest bearing demand deposits	78,959			71,951
Accrued expenses and other liabilities	3,192			4,021
Stockholders’ equity	50,985			44,985
Total liabilities and stockholders’ equity	$582,099			$547,545
Net interest margin			4.20%			4.01%
Tax Equivalent Adjustments:
Loans		$178			$141
Investments		212			252
Total Adjustments		$390			$393

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

	Six months ended
	June 2011			June 2010
	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$118,879	$3,516	5.96%	$116,653	$3,477	6.01%
Installment	20,576	497	4.87%	22,164	516	4.69%
Commercial	232,992	6,511	5.64%	189,148	5,654	6.03%
Tax exempt	37,343	1,064	5.75%	26,362	824	6.30%
Other loans	644	25	7.83%	563	22	7.88%
Total loans	410,434	11,613	5.71%	354,890	10,493	5.96%
Investment securities
Taxable	69,692	1,316	3.81%	83,277	1,522	3.69%
Tax exempt	44,444	1,343	6.09%	48,110	1,488	6.24%
Total securities	114,136	2,659	4.70%	131,387	3,010	4.62%
Interest bearing balances with other banks	1,041	5	0.97%	1,016	2	0.40%
Federal funds sold	13,306	13	0.20%	16,248	12	0.15%
Total earning assets	538,917	14,290	5.35%	503,541	13,517	5.41%
Less: allowance for loan losses	4,297			3,862
Cash and due from banks	7,924			7,306
Premises and equipment, net	7,754			6,918
Other assets	21,264			21,946
Total assets	$571,562			$535,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$44,528	123	0.56%	$45,618	191	0.84%
Savings	192,630	820	0.86%	181,327	1,070	1.19%
Money market savings	40,208	125	0.63%	36,722	153	0.84%
Time	99,836	1,108	2.24%	90,326	1,059	2.36%
Total interest bearing deposits	377,202	2,176	1.16%	353,993	2,473	1.41%
Borrowings	63,521	682	2.17%	63,526	957	3.04%
Total interest bearing liabilities	440,723	2,858	1.31%	417,519	3,430	1.66%
Net interest income/spread		$11,432	4.04%		$10,087	3.75%
Non-interest bearing demand deposits	76,862			70,545
Accrued expenses and other liabilities	3,898			3,694
Stockholders’ equity	50,079			44,091
Total liabilities and stockholders’ equity	$571,562			$535,849
Net interest margin			4.28%			4.04%
Tax Equivalent Adjustments:
Loans		$361			$280
Investments		457			506
Total Adjustments		$818			$786

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Provision for Loan Losses:

The provision for loan losses for the three months ended June 30, 2011 was $804, an increase of $122, or 17.9% over the same period in 2010.  A deterioration in the ability of one large commercial customer to repay certain loans, in accordance with contractual terms, caused the increase in 2011.  In the three month period ended June 30, 2011, net charge-offs totaled $7, or 0.01% of average loans as compared $1, or 0.00% of average loans, for the same three month period in 2010.

The provision for loan losses for the six months ended June 30, 2011 was $1,225, a decrease of $352, or 22.3% over the same period in 2010. During the six month period ended June 30, 2011, net charge-offs totaled $172, or 0.08% of average loans as compared to $123, or 0.07% of average loans, for the same six month period in 2010. The allowance for loan losses as a percentage of loans, net was 1.21% at June 30, 2011 and 1.30% at June 30, 2010.

Monthly, senior management uses a detailed analysis of the loan portfolio to determine loan loss reserve adequacy.  The process considers all “problem loans” including criticized and watched loans.  Prior loan loss history and current market trends, both nationally and locally, are taken into consideration.  A watch list of potential problem loans is maintained and monitored on a monthly basis by the Board of Directors.  Based upon this analysis, senior management has concluded that the allowance of loan losses is adequate at June 30, 2011.

Noninterest Income:

Noninterest income for the second quarter increased $1,319, or 100.6%, to $2,630 in 2011 from $1,311 in 2010.  Included in noninterest income in 2011 was a nonrecurring gain on the sale of a commercial property held as other real estate owned of $1,583.  Non recurring noninterest income recognized in 2010 included a $320 tax-exempt cash surrender receipt from bank owned life insurance.  Noninterest income in the second quarter of 2011 included $236 in commission income from our Wealth Management Division.  This represents an increase of $137, or 138.4% over the second quarter of 2010.  The increase is attributed to the fourth quarter 2010 purchase of an existing investment advisory business.  The purchase of this business added an additional investment representative. Investing activity has increased and, coupled with the additional investments managed, has increased the commission income recognized.

Noninterest income for the six months ended June 30, 2011 increased $1,029, or 42.5%, to $3,452 in 2011 from $2,423 during the same period in 2010.  Noninterest income in the first half of 2011 included $375 in commission income from our Wealth Management Division as compared to $159 for the same period in 2010.  This represents an increase of $216, or 135.9% over the first quarter of 2010.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Mortgage banking income totaled $98 for the second quarter of 2011, compared to $63 for the same period in 2010.  Mortgage banking income recognized through mortgage sales has continued to be an income producer as more customers are attracted by the rates offered by Fannie Mae. For the six months ended June 30, 2011, mortgage banking income totaled $146, compared to $140 for the same period in 2010.

Gains on security sales were $2 for the three months ended June 30, 2011 compared to gains of $179 for the comparable period in 2010.  Gains on security sales were $12 for the six months ended June 30, 2011 compared to gains of $201 for the same six month period in 2010.  As previously mentioned in the discussion of securities, management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Impairment charges of $84 were recorded against income for the six months ended June 30, 2011. No impairment charges were recorded for the comparable period of 2010.  The 2011 charges are related to a common equity security. Consideration was given to the extent of the loss position, the length of time it had been below cost and the prospects for recovery.

Noninterest Expenses:

Total noninterest expenses increased $560, or 16.0%, to $4,070 during the three months ended June 30, 2011 compared to $3,510 for the comparable period in 2010. Total noninterest expenses increased $918, or 14.0%, to $7,465 during the six months ended June 30, 2011 compared to $6,547 for the comparable period in 2010.

Salaries and benefits expense increased $233, or 16.7%, to $1,628 for the three months ended June 30, 2011 compared to $1,395 for the same period in 2010. Salaries and benefits expense increased $368, or 13.6%, to $3,074 for the six months ended June 30, 2011 compared to $2,706 for the same period in 2010. Additional staffing in the loan, finance and wealth management divisions, along with normal merit increases, caused the salary portion to increase $247 when comparing the first half of 2011 to the first half of 2010. The cost of employee benefits continued to increase for the first six months of 2011. Health insurance costs increased $42 for the six months ended June 30, 2011 compared to the same period in 2010.

Net occupancy and equipment expense increased $85, or 13.8%, for the three month period ended June 30, 2011, to $699, compared to $614 for the same period in 2010. Net occupancy and equipment expense increased $139, or 11.3%, for the six months ended June 30, 2011, to $1,375, compared to $1,236 for the same period in 2010. Increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods. The ongoing need for new technologies has increased the need for additional equipment and the costs associated with such equipment.

Other expenses increased to $1,743 for the quarter ended June 30, 2011 from $1,501 for the same period last year.  Other expenses increased to $3,016 for the six months ended June 30, 2011 from $2,605 for the same period in 2010.  Included in other expenses in 2011 is a nonrecurring $509 penalty assessed during the current quarter by the FHLB for the prepayment of a $5,000 borrowing which had an original maturity of January 2015.

PEOPLES FINANCIAL SERVICES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Income Tax Provision:

The Company recorded an income tax expense of $751, or 24.1% of pre-tax income, and $361, or 19.2% of pre-tax income for the quarters ended June 30, 2011 and 2010. The Corporation recorded an income tax expense of $1,218, or 22.7% of pre-tax income, and $558, or 15.5% of pre-tax income for the six-month periods ended June 30, 2011 and 2010. Taxable income was reduced in 2010 by tax exempt cash surrender value received from bank owned life insurance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment will change in the near term as the employment and housing sectors have shown only minimal signs of improvement. As such, the Company is operating within a steep, albeit low rate yield curve environment which has allowed the Company to maintain a strong net interest margin. At June 30, 2011, the Company is subject to a greater level of interest rate sensitivity given a rising rate scenario. The results of the latest financial simulation indicate a possible decrease in net interest income of 6.9% given an instantaneous and parallel change of +200 basis points.  A decrease of 3.4% is shown in the model at a -200 basis point rate shock scenario.  The net interest income risk position of the Company is within the guidelines established by the asset/liability policy for interest rate sensitivity testing.  The Bank continuously monitors this rate sensitivity and acts accordingly to minimize its risk to the overall asset liability position of the Company.  To mitigate exposure to rising rates, the Company has implemented a plan to shorten the duration on the asset side of the balance sheet to allow for flexibility to reinvest at the higher rates.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Company’s common stock.  The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended June 30, 2011.  As of June 30, 2011, there were 60,251 shares available for repurchase under the 2001 Stock Repurchase Program with no expiration date.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2011 – April 30, 2011				65,751
May 1, 2011 – May 31, 2011	500	$27.00	500	65,251
June 1, 2011 – June 30, 2011	5,000	$27.25	5,000	60,251
TOTAL	5,500	$27.22	5,500

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders, held on April 23, 2011, William E. Aubrey, II, Chairman of the Board of Directors of the Company, reported on the Items of Business:  (i) Election of three Class I Directors to hold office for three years from the date of election and until his successor(s) shall have been elected and qualified; (ii) To hold an advisory vote on executive compensation; and (iii) To hold an advisory vote on the frequency of holding the advisory vote on executive compensation.  Mr. Aubrey reported that the Judge of Election and Proxies had completed the voting tabulations and on the basis of their report, he declared that George H. Stover, Jr., Richard S. Lochen, Jr. and Ronald G. Kukuchka were elected for a three-year term.

PEOPLES FINANCIAL SERVICES CORP.

Item 4.  Submission of Matters to a Vote of Security Holders (Continued)

Election of Class I Directors

NAME	FOR	WITHHOLD AUTHORITY
George H. Stover, Jr.	1,666,192	37,212
Richard S. Lochen, Jr.	1,663,531	39,873
Ronald G. Kukuchka	1,629,143	74,260

Advisory Vote on Executive Compensation

FOR	AGAINST	ABSTAIN
1,480,282	121,391	101,730

Advisory Vote on the Frequency of Holding Advisory Vote on Executive Compensation

1 YEAR	2 YEARS	3 YEARS	ABSTAIN
313,444	133,594	1,033,600	222,766

Item 5.  Other Information

None.

Item 6.  Exhibits

31 (i)	Certification of Chief Executive Officer Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002.
101	The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2011, Formatted in XBRL (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

PEOPLES FINANCIAL SERVICES CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

/s/Alan W. Dakey	August 9, 2011
Alan W. Dakey, President, CEO
(Principal Executive Officer)

/s/Scott A. Seasock	August 9, 2011
Scott A. Seasock, Senior Vice President
(Principal Financial Officer)

PEOPLES FINANCIAL SERVICES CORP.

EXHIBIT INDEX

Item Number	Description

31 (i)	CEO and CFO Certifications Pursuant to Rule 13a-14 (a) /15d-14 (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101
The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2011, Formatted in XBRL (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.*

*This information is deemed furnished and filed.