Form 10-Q
period 2011-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2011-11-09
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
0-23863 (Commission File Number)

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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,121,056 at October 31, 2011.

PEOPLES FINANCIAL SERVICES CORP.

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2011

Contents		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at	3
	September 30, 2011 and December 31, 2010

	Consolidated Statements of Income and Comprehensive Income	4
	for the Three and Nine Months Ended September 30, 2011 and 2010

	Consolidated Statements of Changes in Stockholders’ Equity	5
	for the Nine Months Ended September 30, 2011 and 2010

	Consolidated Statements of Cash Flows	6
	for the Nine Months Ended September 30, 2011 and 2010

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of	26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Removed and Reserved	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

	Signatures	46

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

ASSETS:	September 30, 2011	December 31, 2010
Cash and due from banks	$9,787	$6,731
Interest-bearing balances with banks	1,007	107
Federal funds sold	17,174	11,003
Investment securities available-for-sale	128,956	121,772
Loans held for sale	1,206	30
Loans, net	427,249	390,772
Less: allowance for loan losses	5,119	4,100
Net loans	422,130	386,672
Premises and equipment, net	8,039	8,238
Accrued interest receivable	3,240	3,003
Other assets	15,616	21,031
Total assets	$607,155	$558,587

LIABILITIES:
Deposits:
Noninterest-bearing	$84,572	$73,663
Interest-bearing	401,588	365,071
Total deposits	486,160	438,734
Short-term borrowings	38,892	38,724
Long-term debt	21,620	27,336
Accrued interest payable	282	311
Other liabilities	1,178	2,966
Total liabilities	548,132	508,071

STOCKHOLDERS' EQUITY:
Common stock, par value $2.00, authorized 12,500,000 shares, issued 3,341,251 shares	6,683	6,683
Capital surplus	3,141	3,118
Retained earnings	50,173	46,048
Accumulated other comprehensive income (loss)	3,945	(834)
Less: Treasury stock, at cost: September 30, 2011, 212,195 shares; December 31, 2010, 199,520 shares	4,919	4,499
Total stockholders' equity	59,023	50,516
Total liabilities and stockholders’ equity	$607,155	$558,587

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,505	$4,787	$16,054	$14,456
Tax-exempt	331	279	1,034	823
Interest and dividends on investment securities available-for-sale:
Taxable	639	731	1,938	2,227
Tax-exempt	397	525	1,283	1,507
Dividends	9	9	26	35
Interest on interest-bearing balances with banks	3	1	8	3
Interest on federal funds sold	13	8	26	20
Total interest income	6,897	6,340	20,369	19,071
INTEREST EXPENSE:
Interest on deposits	1,168	1,165	3,344	3,638
Interest on short-term borrowings	76	115	238	287
Interest on long-term debt	208	355	728	1,140
Total interest expense	1,452	1,635	4,310	5,065
Net interest income	5,445	4,705	16,059	14,006
Provision for loan losses	269	445	1,494	2,022
Net interest income after provision for loan losses	5,176	4,260	14,565	11,984
NONINTEREST INCOME:
Service charges, fees and commissions	736	782	2,156	2,752
Wealth management income	142	81	517	240
Mortgage banking income	32	168	178	308
Net gains on sale of investment securities available-for-sale	25	22	37	223
Other than temporary investment equity securities impairment	(3)	(140)	(87)	(140)
Net gains (loss) on sale of other real estate	90	2	1,673	(45)
Total noninterest income	1,022	915	4,474	3,338
NONINTEREST EXPENSE:
Salaries and employee benefits expense	1,648	1,490	4,722	4,196
Net occupancy and equipment expense	738	641	2,113	1,877
Other expenses	1,371	1,372	4,387	3,977
Total noninterest expense	3,757	3,503	11,222	10,050
Income before income taxes	2,441	1,672	7,817	5,272
Provision for income tax expense	582	272	1,800	830
Net income	1,859	1,400	6,017	4,442
OTHER COMPREHENSIVE INCOME:
Unrealized gains on investment securities available-for-sale	2,908	4,525	7,192	8,115
Reclassification adjustment for gains included in net income	(25)	(22)	(37)	(223)
Reclassification adjustment for other than temporary impairment	3	140	87	140
Income taxes related to other comprehensive income	981	1,579	2,463	2,731
Other comprehensive income, net of income taxes	1,905	3,064	4,779	5,301
Comprehensive income	$3,764	$4,464	$10,796	$9,743
PER SHARE DATA:
Earnings (basic)	$0.60	$0.45	$1.92	$1.42
Earnings (diluted)	$0.60	$0.45	$1.92	$1.42
Cash dividends declared	$0.20	$0.20	$0.60	$0.59

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2010	$6,683	$3,118	$46,048	$(834)	$(4,499)	$50,516
Net income			6,017			6,017
Other comprehensive income, net of income taxes				4,779		4,779
Dividends declared: $0.60 per share			(1,892)			(1,892)
Treasury stock purchased: 20,100 shares					(555)	(555)
Treasury stock issued: 7,425 shares		23			135	158
Balance, September 30, 2011	$6,683	$3,141	$50,173	$3,945	$(4,919)	$59,023

Balance, December 31, 2009	$6,683	$3,098	$42,043	$(2,258)	$(4,596)	$44,970
Net income			4,442			4,442
Other comprehensive income, net of income taxes				5,301		5,301
Dividends declared: $0.59 per share			(1,851)			(1,851)
Treasury stock issued: 4,900 shares		18			85	103
Balance, September 30, 2010	$6,683	$3,116	$44,634	$3,043	$(4,511)	$52,965

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)
	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2011	September 30, 2010
Net income	$6,017	$4,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	630	530
Amortization of intangibles	275	194
Provision for loan losses	1,494	2,022
(Gain) loss on sale of other real estate	(1,673)	45
Loss on disposal of equipment	3
Net amortization of investment securities available-for-sale	386	188
Amortization of deferred loan costs	161	176
Gains on sales of investment securities available-for-sale	(37)	(223)
Other than temporary security impairment	87	140
Net earnings on investment in life insurance	(276)	(245)
Gain from investment in life insurance		(320)
Net change in:
Loans held for sale	(1,176)	(419)
Accrued interest receivable	(237)	(482)
Other assets	1,589	156
Accrued interest payable	(29)	(73)
Other liabilities	(1,788)	676
Net cash provided by operating activities	5,426	6,807
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	19,438	61,056
Proceeds from repayments on investment securities available-for-sale	1,704	12,587
Purchases of investment securities available-for-sale	(21,520)	(70,262)
Net decrease in restricted stock	376
Net increase in loans	(34,706)	(36,816)
Purchases of premises and equipment	(434)	(1,236)
Proceeds from investment in life insurance		549
Purchases of investment in life insurance	(2,000)
Proceeds from sale of other real estate	2,254	1,874
Net cash used in investing activities	(34,888)	(32,248)
C CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,892)	(1,851)
Net increase in deposits	47,426	26,088
Repayment of long-term debt	(5,716)	(8,182)
Net increase in short-term borrowings	168	21,575
Purchases of treasury stock	(555)
Issuance of treasury stock	158	103
Net cash provided by financing activities	39,589	37,733
Net increase in cash and cash equivalents	10,127	12,292
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,841	18,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,968	$31,207

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$4,339	$5,138
Income taxes	1,925	254
Noncash items:
Transfers from loans to foreclosed real estate	593	$265
Loans to facilitate sale of foreclosed real estate	$3,000

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of  Peoples Financial Services Corp. and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2011, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred after September 30, 2011, through the date these consolidated financial statements were issued.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended	Net Income	Average Common Shares Outstanding	EPS
September 30, 2011:
Basic EPS	$1,859	3,134,591	$0.60
Diluted EPS	$1,859	3,135,614	$0.60

September 30, 2010:
Basic EPS	$1,400	3,141,056	$0.45
Diluted EPS	$1,400	3,143,947	$0.45

Nine months ended
September 30, 2011:
Basic EPS	$6,017	3,141,085	$1.92
Diluted EPS	$6,017	3,142,746	$1.92

September 30, 2010:
Basic EPS	$4,442	3,138,989	$1.42
Diluted EPS	$4,442	3,141,399	$1.42

Stock options that could potentially dilute earnings per share in the future which were not included in the fully diluted computation for 2011 and 2010 because they would have been anti-dilutive totaled 8,900 and 9,950 shares, respectively.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

At September 30, 2011 and December 31, 2010, the amortized cost and fair value of securities available-for-sale aggregated by investment category are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Government agencies and sponsored enterprises	$32,744	$3,231		$35,975
State and Municipals:
Taxable	18,125	1,864		19,989
Tax-exempt	38,216	1,445	$294	39,367
Corporate debt securities	4,463	281	701	4,043
Mortgage-backed securities-residential	28,688	272	150	28,810
Equity securities:
Preferred	54	111		165
Common	688	27	108	607
Total	$122,978	$7,231	$1,253	$128,956

December 31, 2010
U.S. Government agencies and sponsored enterprises	$38,133	$1,094	$109	$39,118
State and Municipals:
Taxable	18,634	127	387	18,374
Tax-exempt	51,789	146	1,626	50,309
Corporate debt securities	4,467	208	655	4,020
Mortgage-backed securities-residential	8,682	85	97	8,670
Equity securities:
Preferred	54			54
Common	1,277	114	164	1,227
Total	$123,036	$1,774	$3,038	$121,772

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and fair value of debt securities as of September 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$732	$735
Due after one year through five years	14,157	14,420
Due after five years through ten years	33,751	36,665
Due after ten years	44,908	47,554
	93,548	99,374
Mortgage-backed securities-residential	28,688	28,810
Total	$122,236	$128,184

Securities with a carrying value of $90,698 and $84,281 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

The fair value and gross unrealized losses of available-for-sale securities with unrealized losses for which an other-than-temporary impairment has not been recognized at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

September 30, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies and sponsored enterprises
State and Municipals:
Taxable
Tax-Exempt	$1,119	$63	$3,001	$231	$4,120	$294
Corporate debt securities	1,007	24	2,335	677	3,342	701
Mortgage-backed securities-residential	12,133	150			12,133	150
Common equity securities			230	108	230	108
	$14,259	$237	$5,566	$1,016	$19,825	$1,253

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

At September 30, 2011, the securities portfolio had eight (two less than 12 months, six greater than 12 months) state and municipal obligations with unrealized losses totaling $294, three (One less than 12 months, two greater than 12 months) corporate debt securities with unrealized losses of $701, six (all less than 12 months) mortgage-backed securities with unrealized losses of $150, and five (all greater than 12 months) common equity securities with unrealized losses of $108.  The unrealized losses of $108 in common equity securities was a direct reflection of reductions in stock values in the financial industry sector, as a whole, and was not a result of credit or other issues that would cause the Company to realize an OTTI charge.  Management does not consider the unrealized losses, as a result of changes in interest rates, to be other-than-temporary impairment (“OTTI”) based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuer or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2011.

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Other than temporary impairments of $3 and $87 were recognized for the three and nine month periods ended September 30, 2011.  The impairments were the result of writing down two common equity securities.  The write-down was determined based on public market prices.  In reaching the determination to record the impairment, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time.  Based on its assessment, management determined that the impairments were other-than-temporary and that a charge to operating results was appropriate for the securities.  The charges were recognized based entirely on the assessment of the credit quality deterioration of the underlying company.

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

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2011 and December 31, 2010 are summarized as follows. Net deferred loan costs were $549 at September 30, 2011, and $523 at December 31, 2010.

	September 30, 2011	December 31, 2010
Commercial	$146,229	$112,526
Real estate:
Commercial	141,489	136,910
Residential	118,778	119,424
Consumer	20,753	21,912
Total	$427,249	$390,772

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The changes in the allowance for loan losses account by major classification of loan for the three months and nine months ended September 30, 2011 were as follows:

September 30, 2011	Commercial	Commercial real estate	Residential real estate	Consumer	Unallocated	Total
Beginning Balance, July 1, 2011	$2,105	$1,585	$734	$289	$440	$5,153
Charge-offs	265	21	1	30		317
Recoveries				14		14
Provisions	108	(11)	(30)	(21)	223	269
Ending balance	$1,948	$1,553	$703	$252	$663	$5,119

Beginning Balance, January 1. 2011	$1,696	$1,384	$726	$243	$51	$4,100
Charge-offs	323	77	9	107		516
Recoveries		2	1	38		41
Provisions	575	244	(15)	78	612	1,494
Ending balance	$1,948	$1,553	$703	$252	$663	$5,119
Ending balance: individually evaluated for impairment	$806	$57		$27		$890
Ending balance: collectively evaluated for impairment	$1,142	$1,496	$703	$225	$663	$4,229
Loans receivable:
Ending balance	$146,229	$141,489	$118,778	$20,753		$427,249
Ending balance: individually evaluated for impairment	$8,197	$7,896	$909	$27		$17,029
Ending balance: collectively evaluated for impairment	$138,032	$133,593	$117,869	$20,726		$410,220
December 31, 2010
Allowance for loan losses:
Ending balance	$1,696	$1,384	$726	$243	$51	$4,100
Ending balance: individually evaluated for impairment	$663	$122	$9	$31		$825
Ending balance: collectively evaluated for impairment	$1,033	$1,262	$717	$212	$51	$3,275
Loans receivable:
Ending balance	$112,526	$136,910	$119,424	$21,912		$390,772
Ending balance: individually evaluated for impairment	$5,916	$8,923	$674	$47		$15,560
Ending balance: collectively evaluated for impairment	$106,610	$127,987	$118,750	$21,865		$375,212

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system:

September 30, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$131,540	$6,514	$2,254	$5,921	$146,229
Real estate:
Commercial	134,645	621	5,076	1,147	141,489
Residential	117,869			909	118,778
Consumer	20,744	9			20,753
Total	$404,798	$7,144	$7,330	$7,977	$427,249

December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$105,869	$986	$181	$5,490	$112,526
Real estate:
Commercial	118,972	8,836	8,731	371	136,910
Residential	118,794			630	119,424
Consumer	21,890			22	21,912
Total	$365,525	$9,822	$8,912	$6,513	$390,772

The following table presents nonaccrual loans by classes of the loan portfolio:

	September 30, 2011	December 31, 2010
Commercial	$5,921	$5,490
Real estate:
Commercial	1,147	371
Residential	909	630
Consumer		22
Total	$7,977	$6,513

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status:

September 30, 2011:
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Commercial	$1,198	$4	$102	$1,304	$144,925	$146,229	$22
Real estate:
Commercial	1,114	329	537	1,980	139,509	141,489
Residential	1,676	167		1,843	116,935	118,778
Consumer	236	83	407	726	20,027	20,753	407
Total	$4,224	$583	$1,046	$5,853	$421,396	$427,249	$429

December 31, 2010:
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Commercial	$192	$81	$754	$1,027	$111,499	$112,526	$123
Real estate:
Commercial	1,431		1,049	2,480	134,430	136,910
Residential	1,260	358	626	2,244	117,180	119,424
Consumer	293	133	291	717	21,195	21,912	269
Total	$3,176	$572	$2,720	$6,468	$384,304	$390,772	$392

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize information in regards to impaired loans for the three and nine months ended September 30, 2011, and for the year ended December 31, 2010, by loan portfolio class:

September 30, 2011:
				This Quarter		Year to Date
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4,097	$4,097		$6,179	$16	$6,243	$186
Real estate:
Commercial	4,180	4,180		4,237	41	4,086	140
Residential	818	818		1,024		958
Consumer				13		13	1
Total	9,095	9,095		11,453	57	11,300	327

With an allowance recorded:
Commercial	4,100	4,400	$806	4,565	16	3,219	37
Real estate:
Commercial	3,716	3,716	57	3,727	33	2,677	99
Residential	91	91		92		31
Consumer	27	27	27	12		10
Total	7,934	8,234	890	8,396	49	5,937	136

Total:
Commercial	8,197	8,497	806	10,744	32	9,462	223
Real estate:
Commercial	7,896	7,896	57	7,964	74	6,763	239
Residential	909	909		1,116		989
Consumer	27	27	27	25		23	1
Total	$17,029	$17,329	$890	$19,849	$106	$17,237	$463

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

Included in the commercial loan category are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $3,968 at September 30, 2011, and $4,185 at December 31, 2010, as described below.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company adopted the amendments in Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”),” on July 1, 2011.  As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  As a result of this reassessment, there were no additional restructurings required.

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification - A modification in which the interest rate is changed.
Term Modification - A modification in which the maturity date, timing of payments or frequency of payments is changed.
Interest Only Modification - A modification in which the loan is converted to interest only payments for a period of time.
Payment Modification - A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.
Combination Modification - Any other type of modification, including the use of multiple categories above.

The following table presents troubled debt restructurings as of September 30, 2011:

	Number of Contracts	Accrual Status	Non-Accrual Status	Total Modifications
Commercial	2		$2,294	$2,294
Real estate:
Commercial	1	$1,674		$1,674
Residential
Consumer
Total		$1,674	$2,294	$3,968

The Company’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain.  The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.  There were no defaults of loans considered troubled debt restructurings for the three and nine month periods ended September 30, 2011.  There were no charge-offs as a result of the troubled debt restructurings and the impact on interest income was minimal.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  LOANS, NET AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present newly restructured loans that occurred during the three and nine months ended September 30, 2011, respectively:

Pre-Modification Outstanding Recorded Investment:
Three months ended
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial
Real estate:
Commercial
Residential
Consumer
Total
Post-Modification Outstanding Recorded Investment:
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial
Real estate:
Commercial
Residential
Consumer
Total

Pre-Modification Outstanding Recorded Investment:
Nine months ended
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial
Real estate:
Commercial	1	$1,682					$1,682
Residential
Consumer
Total		$1,682					$1,682
Post-Modification Outstanding Recorded Investment:
	Number of Contracts	Rate Modifications	Term Modifications	Interest Only Modifications	Payment Modifications	Combination Modifications	Total Modifications
Commercial
Real estate:
Commercial	1	$1,682					$1,682
Residential
Consumer
Total		$1,682					$1,682

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.  STOCK-BASED COMPENSATION

As of September 30, 2011, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted for the nine month periods ending September 30, 2011 and 2010.

6.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16,740 of standby letters of credit at September 30, 2011.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at September 30, 2011 was $16,740 and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $15,987.

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

The Company’s assets that were considered financial instruments approximated 96.5 percent of total assets at September 30, 2011, and 95.3 percent of total assets at December 31, 2010. Liabilities that were considered financial instruments approximated 99.8 percent of total liabilities at September 30, 2011, and 99.4 percent of total liabilities at December 31, 2010.

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

Off-balance sheet financial instruments:   The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2011 and December 31, 2010.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	FairValue
Financial assets:
Cash and cash equivalents	$27,968	$27,968	$17,841	$17,841
Securities available for sale	128,956	128,956	121,772	121,772
Restricted equity securities	2,267	2,267	2,642	2,642
Loans held for sale	1,206	1,206	30	30
Net loans	422,130	433,062	386,672	393,033
Accrued interest receivable	3,240	3,240	3,003	3,003
	$585,767	$596,699	$531,960	$538,321
Financial liabilities:
Deposits	$486,160	$489,548	$438,734	$440,529
Short-term borrowings	38,892	38,892	38,724	38,724
Long-term debt	21,620	22,045	27,336	27,872
Accrued interest payable	282	282	311	311
	$546,954	$550,767	$505,105	$507,436

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2011
U.S. Government agencies and sponsored enterprises	$35,975		$35,975
State and Municipals:
Taxable	19,989		19,989
Tax-exempt	39,367		39,367
Corporate debt securities	4,043		4,043
Mortgage-backed securities-residential	28,810		28,810
Equity securities:
Preferred	165		165
Common	607	$607
Total	$128,956	$607	$128,349

December 31, 2010
U.S. Government agencies and sponsored enterprises	$39,118		$39,118
State and Municipals:
Taxable	18,374		18,374
Tax-exempt	50,309		50,309
Corporate debt securities	4,020		4,020
Mortgage-backed securities-residential	8,670		8,670
Equity securities:
Preferred	54		54
Common	1,227	$1,227
Total	$121,772	$1,227	$120,545

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	Amount	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2011
Impaired loans	$7,044			$7,044

December 31, 2010
Impaired loans	$7,769			$7,769

Fair values of impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral volume, where applicable.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASU 2011-08, “Testing Goodwill for Impairment.” In September, 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.”  The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, “Intangibles – Goodwill and other.”  This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

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

Forward Looking Discussion:

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2010.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Operating Environment:

Fiscal policy initiatives enacted by the Federal Open Market Committee (“FOMC”) during the third quarter of 2011 allowed for economic expansion, albeit at a slow pace. Aided by business spending on capital goods and personal consumption expenditures (“PCE”), the gross domestic product, the value of all goods and services produced in the Nation, grew at a 2.5% annual rate compared to 1.3% for the second quarter. PCE increased 2.4% in the third quarter of 2011 after increasing only 0.7% in the second quarter. With regard to inflation, rising food and energy costs caused the price index for gross domestic purchases, a measure of prices paid by United States residents, to increase 2.0% in the third quarter, compared to 3.3% in the second quarter. Due to continuing weak economic conditions, the FOMC implemented “Operation Twist” in September of 2011. Under this program, the Committee purchased up to $400 billion of Treasury securities with remaining maturities of 6 years to 30 years and sold an equal amount of Treasury securities with remaining maturities of 3 years of less. This will act to put downward pressure on longer term rates and make broader financial conditions more accommodative. The goal is that this accommodation will spur economic growth.

Review of Financial Position:

Total assets grew $48,568 or at an annualized rate of 11.6% to $607,155 at September 30, 2011, from $558,587 at December 31, 2010. For the nine months ended September 30, 2011, total assets averaged $579,788, an increase of $35,426 or 6.5%, from $544,362 for the same period of 2010. The 2011 balance sheet growth was driven by increases in total deposits of $47,426, an annualized growth rate of 14.5%.  Interest-bearing deposits increased $36,517, while noninterest-bearing deposits grew $10,909.  Loans, net increased $36,477 or at an annualized rate of 12.5% to $427,249 at September 30, 2011, compared to $390,772 at December 31, 2010. Total stockholders’ equity increased $8,507 or at an annualized rate of 22.5%, from $50,516 at year-end 2010 to $59,023 at September 30, 2011.

Many customers who own land in the rural sections of our market area have been impacted by natural gas drilling. These customers have been offered significant sums of money, including a flat land lease fee per acre and royalties for any gas extracted, by natural gas companies for drilling rights to their property. We currently offer an above market rate on our certificate of savings product as well as longer term special rates on certificate of deposit accounts that offer customers an attractive alternative to investing their funds elsewhere in the market place.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Investment Portfolio:

The entire securities portfolio is held as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur.  In the first quarter of 2011, we began shifting our investment portfolio from longer to shorter term investments in order to reduce interest rate risk on the balance sheet. Investment securities totaled $128,956 at September 30, 2011, an increase of $7,184, or 5.9% from $121,772 at December 31, 2010.  The increase resulted from the purchase of certain short-term mortgage backed securities in order to reduce the portfolio’s exposure to interest rate changes. This sector totaled $28,810, or 22.3% of the portfolio at September 30, 2011, as compared to $8,670, or 7.1% at December 31, 2010.  Conversely, the longer-term tax-exempt municipal sector declined to $39,367 or 30.5% of the portfolio at September 30, 2011 from $50,309 or 41.3% at December 31, 2010.  In addition to reducing our exposure to interest rate risk, the sale of certain tax-exempt municipal securities was in line with tax planning strategies given the 2011 acquisition of a limited partnership, which will afford us significant tax credits beginning in 2012.

For the nine months ended September 30, 2011, the investment portfolio averaged $116,222, a decrease of $15,788 or 12.0% compared to $132,010 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 10 basis points to 4.50% for the nine months ended September 30, 2011, from 4.60% for the comparable period of 2010.  The tax-equivalent yield decreased 49 basis points to 4.12% for the third quarter of 2011 from 4.61% for the second quarter of 2011.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities at September 30, 2011, included a net unrealized gain of $5,978 reflected as accumulated other comprehensive income of $3,945 in stockholders’ equity, net of deferred income taxes of $2,033.  This compares to a net unrealized loss of $1,264 at December 31, 2010, reflected as an accumulated other comprehensive loss of $834, net of deferred income taxes of $430.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio monthly.  Through active balance sheet management and analysis of the securities portfolio, we maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loans, net increased $36,477, or 12.5% annualized, to $427,249 at September 30, 2011 from $390,772 at December 31, 2010.  The growth reflected increases in commercial loans and commercial real estate loans and lease financing, partially offset by decreases in residential real estate and consumer loans. Commercial loans increased $33,703, or 40.0% annualized, to $146,229 at September 30, 2011 compared to $112,526 at December 31, 2010. Commercial real estate loans increased $4,579, or 4.5% annualized, to $141,489 at September 30, 2011 compared to $136,910 at December 31, 2010.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Weak labor markets, coupled with higher food and energy prices, eroded consumer purchasing power during the first half of 2011. In addition, declining home and equity values have further reduced household wealth. These factors resulted in a slowdown in the growth rate of consumer spending. Residential real estate mortgages decreased $646, to $118,778 at September 30, 2011 compared to $119,424 at December 31, 2010. Our consumer loan portfolio decreased 7.1% annualized, or $1,159, to $20,753 at September 30, 2011 compared to $21,912 at December 31, 2010. In comparison to the end of the second quarter of 2011, total loans increased $594.

For the nine months ended September 30, 2011, loans averaged $415,407, an increase of $55,271 or 15.3% compared to $360,136 for the same period of 2010. The tax-equivalent yield on the loan portfolio was 5.67% for the nine months ended September 30, 2011, a decrease of 16 basis points from 5.83% for the same period last year.  The tax-equivalent yield on the loan portfolio decreased 10 basis points in the third quarter of 2011.

In addition to the risks inherent in our loan portfolio, in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit made under the same underwriting standards as on-balance sheet instruments, and may involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the financial statements.

Unused commitments on September 30, 2011, totaled $71,670, consisting of $54,930 in unfunded commitments of existing loan facilities and $16,740 in letters of credit.  Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon.  We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us.  In comparison, unused commitments, at December 31, 2010, totaled $56,012, consisting of $37,842 in unfunded commitments of existing loans and $18,170 in letters of credit.

We record an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at September 30, 2011 and December 31, 2010. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2011and 2010, are summarized as follows:
	September 30, 2011	September 30, 2010
United States	9.1%	9.6%
Pennsylvania (statewide)	7.5%	8.0%
Lackawanna county	9.6%	8.6%
Susquehanna county	7.5%	7.2%
Wyoming county	8.8%	8.0%
New York (statewide)	7.8%	8.2%
Broome county	7.5%	8.2%

The employment conditions improved for the Nation, Pennsylvania, New York and Broome County, New York from one year ago but deteriorated in all three counties representing our market areas in Pennsylvania.  Despite the improvements, employment conditions continued to be weak as unemployment levels remained at historical highs.

In spite of challenging economic factors, our asset quality has improved through the first three quarters of 2011. Nonperforming assets decreased $1,487 or 14.4% to $8,805 at September 30, 2011, from $10,292 at December 31, 2010. We experienced increases in nonaccrual/restructured loans and accruing loans past due 90 days or more, which were more than offset by a decline in foreclosed assets. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 2.06% at September 30, 2011 compared to 2.61% at December 31, 2010.

Loans on nonaccrual status increased $1,464 to $7,977 at September 30, 2011 from $6,513 at December 31, 2010. The increase from year end was due primarily to an increase of $1,207 in commercial and commercial real estate loans placed on nonaccrual status. Foreclosed assets decreased $2,988 or 88.2% at September 30, 2011 when compared to $3,387 at December 31, 2010 which is primarily due to the sale of one commercial property.  There were $593 in loans transferred to foreclosed real estate during 2011

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability.  However, this objective is superseded by our attempts to assure that asset quality remains strong.  We continued our efforts to create sound underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Examination Council Interagency Policy Statement, as amended December 13, 2006, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our credit analyst identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest twelve quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions.  For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements to this Quarterly Report.

The allowance for loan losses increased $1,019 to $5,119 at September 30, 2011, from $4,100 at the end of 2010.  In comparison to June 30, 2011, the allowance for loan losses decreased $34 from $5,153.  For the nine months ended September 30, net charge-offs were $475 or 0.15% of average loans outstanding in 2011, a $994 decrease compared to $1,469 or 0.55% of average loans outstanding in 2010..  Net charge-offs totaled $303 and $1,308 in the third quarters of 2011 and 2010.  The net charge-off realized in the third quarter of 2011 was entirely due to confirming a loss on one commercial customer previously reserved as a specific allocation in the allowance for loan losses account at June 30, 2011.

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s.  During the nine months ended September 30, 2011, total deposits increased $47,426, or 14.5% annualized, to $486,160 from $438,734 at December 31, 2010.  Time deposits increased $15,787, or 22.8% annualized, to $108,234 at September 30, 2011, compared to $92,447 at December 31, 2010. Demand deposits, increased $10,909, or 19.8% annualized, to $84,572 at September 30, 2011, compared to $73,663 at December 31, 2010.  Interest-bearing checking deposits, including NOW and money market accounts, increased $18,556, or 32.0% annualized, to $96,059 at September 30, 2011, compared to $77,503 at December 31, 2010. Savings deposits increased $2,174, or 1.5% annualized, to $ 197,295 at September 30, 2011, compared to $195,121 at December 31, 2010.

For the quarter ended September 30, 2011, total deposits grew $15,591 or 13.1% annualized.  Interest-bearing deposits grew $9,235 or 9.4% annualized, while noninterest-bearing deposits increased $6,356 or 32.2% annualized.  The majority of the growth in interest-bearing accounts was concentrated in saving accounts, which grew $4,755 or 9.8% annualized during the third quarter of 2011.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The trend through nine months of 2011 has been one of continued deposit growth. For the nine months ended September 30, 2011, average total deposits increased $34,239 to $462,404 compared to $428,165 for the same period of 2010. Noninterest-bearing deposits grew $7,104, while interest-bearing accounts increased $27,135. Our cost of interest-bearing deposits decreased 20 basis points to 1.17% for the nine months ended September 30, 2011, from 1.37% for the same nine months of 2010.  For the quarter, total deposits averaged $12,198 higher comparing the third quarter 2011 to the prior quarter.  The cost of interest-bearing deposits was unchanged at 1.17% over the latest two quarters of 2011.

Interest rates have been at historic lows for an extended period. Short term and core deposit rates have remained flat. As such, deposits have been attracted by offering rates on longer term time deposit products which are higher than other investment alternatives available to customers elsewhere in the market place. The added benefit of expanded FDIC insurance up to $250 has also made bank deposits an attractive investment vehicle for our customers.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management.  Advances are available from the Federal Home Loan Bank (“FHLB) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2011, totaled $38,892 as compared to $38,724 at December 31, 2010.  Long-term debt was $21,620 at September 30, 2011, compared to $27,336 at year end 2010, a decrease of $5,716, or 20.9%. The decrease in long-term debt is the result of contractual principal payments to the FHLB as well as the early payment of a $5,000 FHLB advance with an original maturity of January 2015.  As a result of such action, we recognized a prepayment penalty of $509, which is included in other expenses for nine months ended September 30, 2011.  We chose to extinguish the debt despite the penalty due to the favorable long term financial implications.

Market Risk Sensitivity:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”) associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

As a result of economic uncertainty and a prolonged era of historically low market rates, it has become difficult to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should we have material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies will take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

The ALCO, comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.23 at September 30, 2011.  Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position in 2011.  With regard to RSA, we predominantly offered medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offered promotional certificates of deposit with 63-month and 72-month maturities. This position indicates that the amount of RSA repricing written one year would exceed that of RSL, thereby causing increases in market rates, to improve net interest income.  However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2011, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within policy limits. We will continue to monitor our IRR for the remainder of 2011 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

Financial institutions are affected differently by inflation than commercial and industrial companies that have significant investments in fixed assets and inventories. Most of our assets are monetary in nature and change correspondingly with variations in the inflation rate. It is difficult to precisely measure the impact inflation has on us, however we believe that our exposure to inflation can be mitigated through asset/liability management.

Liquidity:

Liquidity management is essential to our continuing operations and enables us to meet financial obligations as they come due, as well as to take advantage of new business opportunities as they arise. Financial obligations include, but are not limited to, the following:

•	Funding new and existing loan commitments;
•	Payment of deposits on demand or at their contractual maturity;
•	Repayment of borrowings as they mature;
•	Payment of lease obligations; and
•	Payment of operating expenses.

These obligations are managed daily, thus enabling us to effectively monitor fluctuations in our liquidity position and to adapt that position according to market influences and balance sheet trends. Future liquidity needs are forecasted and strategies are developed to ensure adequate liquidity at all times.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2011. Our noncore funds at September 30, 2011, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings.  These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2011, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 10.66%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 4.36%. These ratios indicated that we had some reliance on noncore funds at September 30, 2011. Comparatively, our ratios strengthened from year-end 2010 when they were 14.92% and 7.54%, respectively, indicating our reliance on noncore funds has decreased. The decrease in noncore funding reliance resulted primarily from an increase in fed funds sold and short-term investment securities. According to the most recent Bank Holding Company Performance Report for our Federal Reserve District, these ratios for our peer group were 19.56% and 6.98%.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $10,127 during the nine months ended September 30, 2011. Cash and cash equivalents increased $12,292 for the same period last year. For the nine months ended September 30, 2011, net cash inflows of $39,589 from financing activities and $5,426 from operating activities were partially offset by a $34,888 net cash outflow from investing activities. For the same period of 2010, net cash inflows of $37,733 from financing activities and $6,807 from operating activities were partially offset by a $32,248 net cash outflow from investing activities.

Financing activities provided net cash of $39,589 for the nine months ended September 30, 2011, and $37,733 for the same nine months of 2010. Deposit gathering is our predominant financing activity. During the first nine months of 2011 deposit gathering increased, which resulted in a $47,426 increase in net cash. Similarly, deposit gathering provided net cash of $26,088 for the same period of 2010.  The Company continued to attract significant deposits from new and existing customers in relation to natural gas leases within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.

Operating activities provided net cash of $5,426 for the nine months ended September 30, 2011, and $6,807 for the same nine months of 2010. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $34,888 for the nine months ended September 30, 2011, compared to $32,248 for the same period of 2010.  In both 2011 and 2010, a net increase in lending activities was the primary factor causing the net cash outflow from investing activities, as the proceeds received from and purchases of investment securities were relatively equal for the periods.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by providing readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios.  The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $59,023 or $18.86 per share at September 30, 2011, compared to $50,516 or $16.07 per share at December 31, 2010. Net income of $6,017 for the nine months ended September 30, 2011 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $1,892, common stock repurchases of $555, common stock issuances of $158 and other comprehensive income resulting from market value fluctuations in the investment portfolio of $4,779.

Year-to-date dividends declared equaled $0.60 per share in 2011, an increase of 1.7% compared to $0.59 in 2010. The dividend payout ratio was 31.4% for the nine months ended September 30, 2011, compared to 41.7% for the same period in 2010. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2011 and 2010. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines.  We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of September 30, 2011, the Bank’s Tier I capital to total average assets was 8.56% as compared to 8.53% at December 31, 2010.  The Bank’s Tier 1 capital to risk weighted asset ratio was 11.04% and the total capital to risk weighted asset ratio was 12.16% at September 30, 2011.  The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2011.

We repurchase stock in the open market to provide stock for our stock option and dividend reinvestment plans.  On April 29, 2011, our Board of Directors announced they would reinstate a previously authorized repurchase plan and we were directed to complete the plan through the purchase of the remaining 65,751 shares of the common stock authorized under the plan.  For the nine months ended September 30, 2011, we have purchased 20,100 shares of stock at a total cost of $555.

Review of Financial Performance:

Net income for the third quarter of 2011 equaled $1,859 or $0.60 per share, an increase of $459 or 32.8% compared to $1,400 or $0.45 per share for the third quarter of 2010. The improvement in earnings in 2011 was a result of the recognition of higher net interest income partially by increases in noninterest expenses and income taxes. Return on average assets (“ROA”) measures our net income in relation to total assets.  Our ROA was 1.24% for the third quarter of 2011 compared to 0.99% for the same period of 2010.  Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders.  Our ROE was 13.62% for the third quarter of 2011 compared to 11.72% for the third quarter of 2010.  Net income through the third quarter of 2011 equaled $6,017 or $1.92 per share, an increase of $1,575 or 35.5% compared to $4,442 or $1.42 per share for the same period of 2010.  For the year, our ROA and ROE were 1.39% and 15.63% through the third quarter of 2011compared to 1.09% and 13.14% for the same period of 2010.

Net Interest Income:

Net interest income is still the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

•	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;
•	Changes in general market rates; and
•	The level of nonperforming assets.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0%.

For the three months ended September 30, 2011, tax-equivalent net interest income increased $702 or 13.7% to $5,821 in 2011 from $5,119 in 2010.  The net interest spread increased to 3.81% for the three months ended September 30, 2011 from 3.57% for the three months ended September 30, 2010.  The net interest margin increased to 4.07% for the third quarter of 2011 from 3.84% for the comparable period of 2010. The yield curve continued to be steep throughout most of 2011 since the Federal Reserve began the process of injecting liquidity into the financial markets through the implementation of lower overnight and discount rates as well as the treasury purchases aimed at keeping borrowing rates low. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist the Company in maintaining a stable net interest margin in the future.

For the three months ended September 30, 2011, tax equivalent interest revenue increased $519, or 7.7%, to $7,273 as compared to $6,754 for the three months ended September 30, 2010.  The increase was primarily due to the growth in average earning assets which increased $38,109 to $567,594 for the third quarter of 2011 from $529,485 for the same period in 2010. The overall yield on earning assets, on a fully tax equivalent basis, was relatively unchanged for the three months ended September 30, 2011 at 5.08% as compared to 5.06% for the three months ended September 30, 2010. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans only increased 3 basis points for the third quarter of 2011 to 5.61% from 5.58% for the third quarter of 2010.  Average loans increased to $425,189 for the quarter ended September 30, 2011 compared to $370,462 for the same period in 2010.  The resulting interest earned on loans was $6,007 for the three month period ended September 30, 2011 compared to $5,210 for the same period in 2010, an increase of $797 or 15.3%. This indicates that the increase in interest revenue was volume driven when comparing the two periods.

Total interest expense decreased $183 or 11.2%, to $1,452 for the three months ended September 30, 2011 from $1,635 for the three months ended September 30, 2010.  This decrease was attributable to the decrease in the cost of funds since the average volume of interest bearing liabilities increased comparing the three months ended September 30, 2011 and 2010. The cost of funds decreased to 1.27% for the three months ended September 30, 2011 as compared to 1.49% for the same period in 2010.  Conversely, the average volume of interest bearing liabilities increased to $454,336 for the three months ended September 30, 2011 as compared to $434,434 for the three months ended September 30, 2010.  This increase was primarily due to the increase in average time deposits.  Average time deposits increased to $107,824 for the three months ended September 30, 2011 as compared to $91,303 for the same period in 2010. Special promotional rates were offered on longer term certificates of deposit to position us for the eventual increase in market interest rates.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2011, tax-equivalent net interest income increased $2,047 or 13.5% to $17,253 in 2011 from $15,206 in 2010.  The net interest spread increased to 3.96% for the nine months ended September 30, 2011 from 3.69% for the nine months ended September 30, 2010.  The net interest margin increased to 4.20% for the nine month period ended September 30, 2011 from 3.97% for the same period in 2010.

For the nine months ended September 30, 2011, tax equivalent interest revenue increased $1,292 or 6.4%, to $21,563 as compared to $20,271 for the nine months ended September 30, 2010.  Similar to the quarterly results, the cause of the year-to-date interest revenue improvement can be explained by the favorable volume variance.  Average earning assets increased to $548,581 for the nine months ended September 30, 2011 compared to $512,282 for the nine months ended September 30, 2010. This increase of $36,299 or 7.1% is responsible for the overall increase to interest revenue as the yield on earning assets, on a fully tax equivalent basis, decreased for the nine months ended September 30, 2011 to 5.25% from 5.29% for the nine months ended September 30, 2010. The yield earned on loans declined for the nine months ended September 30, 2011 to 5.67% from 5.83% for the same period of 2010.  Average loans increased to $415,407 for the nine months ended September 30, 2011 compared to $360,136 for the comparable period of 2010.  Tax equivalent interest earned on loans was $17,621 for the nine-month period ended September 30, 2011 compared to $15,703 for the same period in 2010, an increase of $2,342 or 15.3%.

Total interest expense decreased by $755 or 14.9%, to $4,310 for the nine months ended September 30, 2011 from $5,065 for the nine months ended September 30, 2010.  This decrease was the result of a favorable rate variance as the cost of funds decreased to 1.29% for the nine months ended September 30, 2011 as compared to 1.60% for the same period in 2010. Counteracting the positive influence from the favorable rate variance was an unfavorable volume variance as the average volume of interest bearing liabilities rose comparing the nine months ended September 30, 2011 and 2010. Average interest bearing liabilities increased to $445,310 for the nine months ended September 30, 2011 as compared to $423,219 for the nine months ended September 30, 2010.  This increase was driven by the increase in average savings and time deposits.  Average savings deposits increased $8,260 while average time deposit balances increased $11,873 comparing the nine months ended September 30, 2011 to the same period in 2010.

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

	Nine months ended
	September 2011			September 2010
	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$118,952	$5,266	5.92%	$118,038	$5,217	5.91%
Installment	20,424	749	4.90%	22,183	667	4.02%
Commercial	238,926	10,001	5.60%	192,928	8,540	5.92%
Tax exempt	36,456	1,567	5.75%	26,426	1,247	6.31%
Other loans	649	38	7.83%	561	32	7.63%
Total loans	415,407	17,621	5.67%	360,136	15,703	5.83%
Investment securities
Taxable	73,240	1,964	3.59%	82,569	2,262	3.66%
Tax exempt	42,982	1,944	6.05%	49,441	2,283	6.17%
Total securities	116,222	3,908	4.50%	132,010	4,545	4.60%
Interest bearing balances with banks	1,157	8	0.92%	768	3	0.52%
Federal funds sold	15,795	26	0.22%	19,368	20	0.14%
Total earning assets	548,581	21,563	5.25%	512,282	20,271	5.29%
Less: allowance for loan losses	4,615			3,846
Cash and due from banks	8,175			7,468
Premises and equipment, net	7,737			7,061
Other assets	19,910			21,397
Total assets	$579,788			$544,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$47,454	205	0.58%	$43,543	247	0.76%
Savings	193,174	1,228	0.85%	184,914	1,580	1.14%
Money market savings	40,163	191	0.64%	37,072	221	0.80%
Time	102,528	1,720	2.24%	90,655	1,590	2.34%
Total interest bearing deposits	383,319	3,344	1.17%	356,184	3,638	1.37%
Borrowings	61,991	966	2.08%	67,035	1,427	2.85%
Total interest bearing liabilities	445,310	4,310	1.29%	423,219	5,065	1.60%
Net interest income/spread		$17,253	3.96%		$15,206	3.69%
Non-interest bearing demand deposits	79,085			71,981
Accrued expenses and other liabilities	3,937			3,954
Stockholders’ equity	51,456			45,208
Total liabilities and stockholders’ equity	$579,788			$544,362
Net interest margin			4.20%			3.97%

Tax Equivalent Adjustments:
Loans		$533			$424
Investments		661			776
Total		$1,194			$1,200

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

For the three months and nine months ended September 30, 2011, the provision for loan losses totaled $269 and $1,494. The provision for loan losses was $445 and $2,022 for those same periods in 2010.

Noninterest Income:

Noninterest income for the third quarter rose $107 or 11.7% to $1,022 in 2011 from $915 in 2010. For the nine months ended September 30, 2011, noninterest income totaled $4,474, an increase of $1,136 or 34.0% from $3,338 for the comparable period of 2010.  Mortgage banking income declined $130 to $178 for the nine months ended September 30, 2011 from $308 for the same period last year as a result of a reduction in the amount of loans sold in the third quarter of 2011. Revenue received from our Wealth Management Division increased $277 year-to-date as a result of acquiring an existing investment advisory business in the fourth quarter of 2010. In addition, year-to-date noninterest income includes a $1,673 gain realized on the sale of a commercial property held as other real estate.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessment, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

For the third quarter, noninterest expense increased $254 or 7.3% to $3,757 in 2011 from $3,503 in 2010. Personnel costs rose 10.6%, while occupancy and equipment costs increased 15.1%.  Other expenses were unchanged comparing the third quarters of 2011 and 2010.  For the nine months ended September 30, 2011, noninterest expense increased $1,172 or 11.7% to $11,222 in 2011 from $10,050 in 2010.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $1,648 for the third quarter of 2011. The $158 or 10.6% increase was a result of additional staffing and normal merit increases.  For the nine months ended September 30, 2011, salaries and benefit related expenses totaled $4,722 or 42.1% of total noninterest expense, an increase of $526 from $4,196 or 41.8% of total noninterest expense for the same nine months of 2010.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We experienced a $97 thousand or 15.1% increase in net occupancy and equipment expense comparing the third quarters of 2011 and 2010.  This increase resulted from expenses related to flooding issues in four of our community banking offices. For the nine months ended September 30, 2011, net occupancy and equipment expense totaled $2,113, an increase of $236 or 12.6% from $1,877 for the same nine months of 2010. Increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods, as well as expenses related to flooding. The ongoing need for new technologies has increased the need for additional equipment and the costs associated with such equipment.

For the third quarter, other expenses were unchanged comparing 2011 and 2010. For the three quarters ended September 30, 2011, other expenses totaled $4,387, an increase of $410 or 10.3% compared to $3,977 for the same period of 2010. A prepayment penalty of $509 paid to the FHLB for the early redemption of a term borrowing is included in year-to-date 2011 other expenses.

Our deposits are insured by the FDIC and are subject to deposit assessments to maintain the Deposit Insurance Fund (“DIF”) administered by the FDIC. The annual DIF assessment rate is determined first by the capital category we are assigned to by the FDIC and then into which supervisory group we are placed. Based on our latest assignments, we would be assessed at the lowest rates of those institutions posing the least amount of risk to the DIF and would expect to pay between 5 and 9 cents per $100 dollars of assessed assets less tier 1 capital in 2011. There is a separate levy assessed on all FDIC-insured institutions to cover the cost of Finance Corporation (“FICO”) funding. The FDIC established the annual FICO assessment rates effective for the third quarter of 2011 at $0.0068 per $100 dollars of DIF-assessable assets. Our assessments totaled $31 and $33 for the nine months ended September 30, 2011 and 2010.

Income Taxes:

We recorded income tax expense of $582 or 23.8% of pre-tax income, and $272 or 16.3% of pre-tax income for the quarters ended September 30, 2011 and 2010. We recorded an income tax expense of $1,800 and $830 for the nine-months ended September 30, 2011 and 2010. The effective tax rate increased to 23.0% in 2011 from 15.7% in 2010.  Tax exempt income, as a percentage of pre-tax income, declined from 44.2% in 2010 to 29.6% in 2011.  Taxable income was reduced in 2010 by tax exempt cash surrender value received from bank owned life insurance.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment will change in the near term as the employment and housing sectors have shown only minimal signs of improvement. As such, we are operating within a steep, albeit low yield curve environment which has allowed us to maintain a strong net interest margin. At September 30, 2011, we are subject to a greater level of interest rate sensitivity given a falling rate scenario. The results of the latest financial simulation indicate a possible decrease in net interest income of 2.8% given an instantaneous and parallel change of +200 basis points.  A decrease of 6.1% is shown in the model at a -200 basis point rate shock scenario.  Our net interest income risk position is within the guidelines established by the asset/liability policy for interest rate sensitivity testing.  We continuously monitor this rate sensitivity and act accordingly to minimize the risk to our overall asset liability position.  To mitigate our exposure from rising rates, we have implemented a plan to shorten the duration of earning assets and lengthen the duration of interest-bearing liabilities in order to improve net interest income in the future.

Equity value at risk is monitored regularly and was within established policy limits at September 30, 2011.  For further discussion related to quantitative and qualitative disclosures about market risk, refer to Item 7A of our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

As of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures, as of September 30, 2011, were effective to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

There was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PEOPLES FINANCIAL SERVICES CORP.
PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

No changes from those previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Company’s common stock.  The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended September 30, 2011.  As of September 30, 2011, there were 45,651 shares available for repurchase under the 2001 Stock Repurchase Program with no expiration date.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2011 – July 31, 2011	9,200	27.75	9,200	51,051
August 1, 2011 – August 31, 2011	3,400	27.75	3,400	47,651
September 1, 2011 – September 30, 2011	2,000	27.75	2,000	45,651
TOTAL	14,600	27.75	14,600

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

PEOPLES FINANCIAL SERVICES CORP.
Item 6.  Exhibits

31 (i)	Chief Executive Officer and Chief Financial Officer certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350.
101+	Interactive Data File

+
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

PEOPLES FINANCIAL SERVICES CORP.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

Registrant, Peoples Financial Services Corp.
Date: November 9, 2011	/s/ Alan W. Dakey
Alan W. Dakey
President and Chief Executive Officer (Principal Executive Officer)

Registrant, Peoples Financial Services Corp.
Date: November 9, 2011	/s/ Scott A. Seasock
Scott A. Seasock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PEOPLES FINANCIAL SERVICES CORP.

EXHIBIT INDEX

Item Number		Description

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14 (a) /15d-14 (a).

32		CEO and CFO Certifications Pursuant to Section 1350.

101
The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.