Form 10-Q
period 2012-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2012-05-10
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
0-23863 (Commission File Number)

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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,117,706 at April 30, 2012.

Exhibit index on page 44

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended March 31, 2012

Contents		Page No.
PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at	3
	March 31, 2012 and December 31, 2011

	Consolidated Statements of Income and Comprehensive Income	4
	for the Three Months Ended March 31, 2012 and 2011

	Consolidated Statements of Changes in Stockholders’ Equity	5
	for the Three Months Ended March 31, 2012 and 2011

	Consolidated Statements of Cash Flows	6
	for the Three Months Ended March 31, 2012 and 2011

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of	25
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

	Signatures	43

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$8,563	$9,488
Interest-bearing deposits in other banks	1,075	1,071
Investment securities available-for-sale	132,882	139,899
Loans held for sale	2,724	569
Loans, net	459,223	445,103
Less: allowance for loan losses	5,589	5,349
Net loans	453,634	439,754
Premises and equipment, net	8,235	7,916
Accrued interest receivable	3,472	3,448
Other assets	21,164	19,259
Total assets	$631,749	$621,404

Liabilities:
Deposits:
Noninterest-bearing	$97,353	$92,985
Interest-bearing	404,779	401,298
Total deposits	502,132	494,283
Short-term borrowings	45,375	43,791
Long-term debt	18,731	18,927
Accrued interest payable	244	284
Other liabilities	4,106	4,506
Total liabilities	570,588	561,791

Stockholders’ equity:
Common stock, par value $2.00; authorized 12,500,000 shares; issued 3,341,251 shares	6,683	6,683
Capital surplus	3,147	3,141
Retained earnings	53,108	51,342
Accumulated other comprehensive income	3,442	3,645
Less: treasury stock, at cost: March 31, 2012, 222,445 shares; December 31, 2011, 222,395 shares	5,219	5,198
Total stockholders’ equity	61,161	59,613
Total liabilities and stockholders’ equity	$631,749	$621,404

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2012	2011
Interest income:
Interest and fees on loans:
Taxable	$5,515	$5,136
Tax-exempt	419	357
Interest and dividends on investment securities available-for-sale:
Taxable	636	666
Tax-exempt	359	475
Dividends	7	9
Interest on interest-bearing deposits in other banks	4	2
Interest on federal funds sold		2
Total interest income	6,940	6,647
Interest expense:
Interest on deposits	1,048	1,044
Interest on short-term borrowings	62	86
Interest on long-term debt	173	257
Total interest expense	1,283	1,387
Net interest income	5,657	5,260
Provision for loan losses	645	421
Net interest income after provision for loan losses	5,012	4,839
Noninterest income:
Service charges, fees, commissions and other	743	709
Wealth management income	143	139
Mortgage banking income	74	48
Net gain on sale of investment securities available-for-sale	284	10
Other-than-temporary impairment of investment equity securities		(84)
Net loss on sale of other real estate owned	(8)
Total noninterest income	1,236	822
Noninterest expense:
Salaries and employee benefits expense	1,730	1,446
Net occupancy and equipment expense	790	676
Other expenses	794	1,273
Total noninterest expense	3,314	3,395
Income before income taxes	2,934	2,266
Provision for income taxes	514	467
Net income	2,420	1,799
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(23)	1,100
Reclassification adjustment for gain on sales included in net income	(284)	(10)
Reclassification adjustment for other-than-temporary impairment		84
Income tax expense (benefit) related to other comprehensive income (loss)	(104)	399
Other comprehensive income (loss), net of income taxes	(203)	775
Comprehensive income	$2,217	$2,574
Per share data:
Net income:
Basic	$0.78	$0.57
Diluted	$0.78	$0.57
Average common shares outstanding:
Basic	3,118,109	3,142,137
Diluted	3,119,070	3,144,804
Dividends declared	$0.21	$0.20

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2012	$6,683	$3,141	$51,342	$3,645	$(5,198)	$59,613
Net income			2,420			2,420
Other comprehensive loss, net of income taxes				(203)		(203)
Dividends declared: $0.21 per share			(654)			(654)
Reissuance under option plan: 1,950 shares		6			35	41
Repurchase and held: 2,000 shares					(56)	(56)
Balance, March 31, 2012	$6,683	$3,147	$53,108	$3,442	$(5,219)	$61,161

Balance, January 1, 2011	$6,683	$3,118	$46,048	$(834)	$(4,499)	$50,516
Net income			1,799			1,799
Other comprehensive income, net of income taxes				775		775
Dividends declared: $0.20 per share			(628)			(628)
Reissuance under option plan: 1,550 shares		4			28	32
Balance, March 31, 2011	$6,683	$3,122	$47,219	$(59)	$(4,471)	$52,494

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2012	2011
Cash flows from operating activities:
Net income	$2,420	$1,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	202	191
Amortization of intangibles	70	92
Provision for loan losses	645	421
Loss on sale of other real estate owned	8
Loss on disposal of equipment		1
Net amortization of investment securities available-for-sale	472	96
Amortization of deferred loan costs	59	49
Gain on sale of investment securities available-for-sale	(284)	(10)
Other-than-temporary impairment of investment equity securities		84
Net income from investment in life insurance	(91)	(81)
Net change in:
Loans held for sale	(2,155)	418
Accrued interest receivable	(24)	(17)
Other assets	(487)	283
Accrued interest payable	(40)	87
Other liabilities	(400)	(1,495)
Net cash provided by operating activities	395	1,918
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	3,767	15,149
Proceeds from repayments on investment securities available-for-sale	3,019	536
Purchases of investment securities available-for-sale	(264)
Net increase in loans	(15,947)	(17,284)
Purchases of premises and equipment	(521)	(314)
Purchases of investment in life insurance		(2,000)
Proceeds from sale of other real estate owned	62	141
Net cash used in investing activities	(9,884)	(3,772)
Cash flows from financing activities:
Net increase in deposits	7,849	14,838
Repayment of long-term debt	(196)	(236)
Net increase (decrease) in short-term borrowings	1,584	(3,431)
Repurchase of common shares	(56)
Reissuance of common shares	41	32
Cash dividends paid	(654)	(628)
Net cash provided by financing activities	8,568	10,575
Net increase (decrease) in cash and cash equivalents	(921)	8,721
Cash and cash equivalents at beginning of year	10,559	17,841
Cash and cash equivalents at end of period	9,638	$26,562
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,323	$1,300
Income taxes	$450	$100
Noncash items:
Transfers from loans to other real estate owned	$1,363

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.  Basis of presentation:

The accompanying unaudited consolidated financial statements of  Peoples Financial Services Corp, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2012, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.  Earnings per share:

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

Stock options for 6,200 and 9,650 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because they were antidilutive.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  Investment securities available-for-sale:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at March 31, 2012 and December 31, 2011 are summarized as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government-sponsored enterprises	$29,598	$2,879		$32,477
State and municipals:
Taxable	17,634	1,333		18,967
Tax-exempt	35,155	1,546	$58	36,643
Corporate debt securities	4,041	53	631	3,463
Mortgage-backed securities:
U.S. Government agencies	16,089	170	58	16,201
U.S. Government-sponsored enterprises	24,520	96	101	24,515
Equity securities:
Preferred
Common	629	25	38	616
Total	$127,666	$6,102	$886	$132,882

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government-sponsored enterprises	$29,671	$3,105		$32,776
State and municipals:
Taxable	18,120	1,608		19,728
Tax-exempt	38,217	1,693	$224	39,686
Corporate debt securities	4,462	330	942	3,850
Mortgage-backed securities:
U.S. Government agencies	16,827	185	100	16,912
U.S. Government-sponsored enterprises	26,396	66	199	26,263
Equity securities:
Preferred	54	63		117
Common	629	22	84	567
Total	$134,376	$7,072	$1,549	$139,899

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  Investment securities available-for-sale (continued)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2012, is summarized as follows:

March 31, 2012	Fair Value
Within one year	$496
After one but within five years	13,341
After five but within ten years	33,601
After ten years	44,112
91,550
Mortgage-backed securities	40,716
Total	$132,266

Securities with a carrying value of $103,208 and $105,135 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  Investment securities available-for-sale (continued)

At March 31, 2012 and December 31, 2011, there were no securities of any individual issuer, except for U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities available-for-sale with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-Exempt	$1,233	$49	$295	$9	$1,528	$58
Corporate debt securities			2,381	631	2,381	631
Mortgage-backed securities:
U.S. Government agencies	10,345	58			10,345	58
U.S. Government-sponsored enterprises	14,386	101			14,386	101
Equity securities:
Preferred
Common			241	38	241	38
Total	$25,964	$208	$2,917	$678	$28,881	$886

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-Exempt	$1,142	$39	$2,859	$185	$4,001	$224
Corporate debt securities	970	61	2,130	881	3,100	942
Mortgage-backed securities:
U.S. Government agencies	10,785	100			10,785	100
U.S. Government-sponsored enterprises	21,825	199			21,825	199
Equity securities:
Preferred
Common			195	84	195	84
Total	$34,722	$399	$5,184	$1,150	$39,906	$1,549

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  Investment securities available-for-sale (continued)

The Company had 26 investment securities, consisting of four tax-exempt state and municipal obligations, two corporate debt securities, 17 mortgage-backed securities and three common equity securities, that were in unrealized loss positions at March 31, 2012.  Of these securities, one state and municipal obligation, two corporate debt securities and each of the common equity securities were in continuous unrealized loss positions for 12 months or more.  The unrealized losses on the common equity securities were a direct reflection of reductions in stock values in the financial industry sector, as a whole, and was not a result of credit or other issues that would cause the Company to recognize an OTTI charge.  Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2012.

In comparison, the Company had 31 investment securities, consisting of six tax-exempt state and municipal obligations, three corporate debt securities, 18 mortgage-backed securities and four common equity securities, that were in unrealized loss positions at December 31, 2011.  Of these securities, four state and municipal obligations, two corporate debt securities and each of the common equity securities were in continuous unrealized loss positions for 12 months or more.

4.  Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2012 and December 31, 2011 are summarized as follows. Net deferred loan costs were $568 at March 31, 2012, and $563 at December 31, 2011.

	March 31, 2012	December 31, 2011
Commercial	$172,807	$160,828
Real estate:
Commercial	149,379	145,554
Residential	116,810	118,125
Consumer	20,227	20,596
Total	$459,223	$445,103

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2012 and 2011, are summarized as follows:

		Real estate
March 31, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,047	$1,515	$761	$198	$828	$5,349
Charge-offs	(202)	(100)	(21)	(98)		(421)
Recoveries				16		16
Provisions	341	387	36	82	(201)	645
Ending balance	$2,186	$1,802	$776	$198	$627	$5,589

		Real estate
March 31, 2011	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,696	$1,384	$726	$243	$51	$4,100
Charge-offs	(58)	(56)	(8)	(54)		(176)
Recoveries		1		10		11
Provisions	57	139	14	85	126	421
Ending balance	$1,695	$1,468	$732	$284	$177	$4,356

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2012 and December 31, 2011 is summarized as follows:

		Real estate
March 31, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,186	$1,802	$776	$198	$627	$5,589
Ending balance: individually evaluated for impairment	534	27	73			634
Ending balance: collectively evaluated for impairment	$1,652	$1,775	$703	$198	$627	$4,955
Loans receivable:
Ending balance	$172,807	$149,379	$116,810	$20,227		$459,223
Ending balance: individually evaluated for impairment	7,277	4,725	1,133			13,135
Ending balance: collectively evaluated for impairment	$165,530	$144,654	$115,677	$20,227		$446,088

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

The following tables present the major classifications of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2012 and December 31, 2011:

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$160,627	$5,232	$2,537	$4,411	$172,807
Real estate:
Commercial	137,714	8,601	2,796	268	149,379
Residential	115,677			1,133	116,810
Consumer	20,218	9			20,227
Total	$434,236	$13,842	$5,333	$5,812	$459,223

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$145,145	$7,262	$2,550	$5,871	$160,828
Real estate:
Commercial	136,166	3,223	4,995	1,170	145,554
Residential	117,236			889	118,125
Consumer	20,587	9			20,596
Total	$419,134	$10,494	$7,545	$7,930	$445,103

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

Information concerning nonaccrual loans by major loan category at March 31, 2012 and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011
Commercial	$4,411	$5,871
Real estate:
Commercial	268	1,170
Residential	1,133	889
Consumer
Total	$5,812	$7,930

The major categories of the loan portfolio by past due status at March 31, 2012 and December 31, 2011, are summarized as follows:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$673		$329	$1,002	$171,805	$172,807	$329
Real estate:
Commercial	1,818	$94	22	1,934	147,445	149,379	22
Residential	1,269	214		1,483	115,327	116,810
Consumer	332	122	340	794	19,433	20,227	340
Total	$4,092	$430	$691	$5,213	$454,010	$459,223	$691

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$408	$324	$12	$744	$160,084	$160,828	$12
Real estate:
Commercial	2,177			2,177	143,377	145,554
Residential	976	217	362	1,555	116,570	118,125	337
Consumer	335	98	311	744	19,852	20,596	311
Total	$3,896	$639	$685	$5,220	$439,883	$445,103	$660

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The following tables summarize information in regards to impaired loans for the three months ended March 31, 2012 and 2011, and for the year ended December 31, 2011, by loan portfolio class:

				For the Quarter Ended
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$4,541	$4,541		$4,545	$16
Real estate:
Commercial	996	996		1,004	20
Residential	746	746		760
Consumer
Total	6,283	6,283		6,309	36

With an allowance recorded:
Commercial	2,736	2,736	$534	4,075	4
Real estate:
Commercial	3,729	3,729	27	3,736	57
Residential	387	387	73	387
Consumer
Total	6,852	6,852	634	8,198	61

Commercial	7,277	7,277	534	8,620	20
Real estate:
Commercial	4,725	4,725	27	4,740	77
Residential	1,133	1,133	73	1,147
Consumer
Total	$13,135	$13,135	$634	$14,507	$97

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

				For the Quarter Ended
March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$6,633	$6,633		$6,762	$105
Real estate:
Commercial	3,837	3,837		3,882	36
Residential	783	783		826
Consumer	14	14		14
Total	11,267	11,267		11,484	141

With an allowance recorded:
Commercial	2,011	2,011	$573	2,028	8
Real estate:
Commercial	2,219	2,219	62	2,227	33
Residential
Consumer
Total	4,230	4,230	635	4,255	41

Commercial	8,644	8,644	573	8,790	113
Real estate:
Commercial	6,056	6,056	62	6,109	69
Residential	783	783		826
Consumer	14	14		14
Total	$15,497	$15,497	$635	$15,739	$182

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that are classified as impaired. Trouble debt restructurings totaled $3,955 at March 31, 2012, and $3,961 at December 31, 2011.

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

Information concerning trouble debt restructurings by major loan category at March 31, 2012 and December 31, 2011 is summarized as follows:

March 31, 2012	Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	2		$2,294	$2,294
Real estate:
Commercial	1	$1,661		$1,661
Residential
Consumer
Total	3	$1,661	$2,294	$3,955

December 31, 2011	Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	2		$2,294	$2,294
Real estate:
Commercial	1	$1,667		$1,667
Residential
Consumer
Total	3	$1,667	$2,294	$3,961

There were no defaults of loans considered troubled debt restructurings for the three month period ended March 31, 2012.  There were no loans modified as troubled debt restructurings for the quarter ended March 31, 2012.  There were no charge-offs as a result of the troubled debt restructurings and the impact on interest income was minimal.

5.  Stock-based compensation:

As of March 31, 2012, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted for the three month periods ending March 31, 2012 and 2011.

6.  Off-balance sheet financial instruments:

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16,376 of standby letters of credit at March 31, 2012.  The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

6.  Off-balance sheet financial instruments (continued)

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at March 31, 2012 was $16,376 and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $15,602.

7.  Fair value estimates:

Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

Fair value is determined at one point in time and is not representative of future value. These amounts do not reflect the total value of a going concern organization. Management does not have the intention to dispose of a significant portion of its assets and liabilities and therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and the valuation techniques applied:

Investment securities available-for-sale: The fair value of investment securities available-for-sale which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within Level 1 or 2 of the fair value hierarchy. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within Level 3 of the fair value hierarchy. The Company does not have any investment securities available-for-sale that it considers to be within Level 3 of the fair value hierarchy.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of the following individual assets:

Other real estate owned: Other real estate owned is recorded at fair value less cost to sell at the time of acquisition establishing a new cost basis.  Other real estate owned is carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and therefore other real estate owned and repossessed assets are classified within Level 3 of the fair value hierarchy.

Loans held for sale: Loans held for sale are carried, in aggregate, at the lower of cost or fair value. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value and therefore loans held for sale are classified within Level 2 of the fair value hierarchy.

Impaired loans: Impaired loans are carried at the lower of cost or the fair value of the collateral for collateral-dependent loans. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of independent appraisals, discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and impaired loans are therefore classified within Level 3 of the fair value hierarchy.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

Assets and liabilities at fair value or a recurring and nonrecurring basis at March 31, 2012 and December 31, 2011, are summarized as follows:

	Fair Value Measurement Using
March 31, 2012	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available-for-sale
U.S. Government-sponsored enterprises	$32,477		$32,477
State and municipals:
Taxable	18,967		18,967
Tax-exempt	36,643		36,643
Corporate debt securities	3,463		3,463
Mortgage-backed securities:
U.S. Government agencies	16,201		16,201
U.S. Government-sponsored enterprises	24,515		24,515
Equity securities:
Preferred
Common	616	$616
Total investment securities available-for-sale	$132,882	$616	$132,266
Total recurring fair value measurements	$132,882	$616	$132,266

Nonrecurring fair value measurements
Impaired loans	$6,218			$6,218
Total nonrecurring fair value measurements	$6,218			$6,218

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

	Fair Value Measurement Using
December 31, 2011	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available-for-sale
U.S. Government-sponsored enterprises	$32,776		$32,776
State and municipals:
Taxable	19,728		19,728
Tax-exempt	39,686		39,686
Corporate debt securities	3,850		3,850
Mortgage-backed securities:
U.S. Government agencies	16,912		16,912
U.S. Government-sponsored enterprises	26,263		26,263
Equity securities:
Preferred	117		117
Common	567	$567
Total investment securities available-for-sale	$139,899	$567	$139,332
Total recurring fair value measurements	$139,899	$567	$139,332

Nonrecurring fair value measurements
Impaired loans	$7,341			$7,341
Total nonrecurring fair value measurements	$7,341			$7,341

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$6,218	Appraisal of collateral (1)	Appraisal adjustments (2)	20.0% to 25.0% (24.6%)
			Liquidation expenses (2)	6.0% to 10.0% (8.8%)

(1)  Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 Inputs which are not identifiable.

(2)  Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

The carrying and fair values of the Company’s financial instruments at March 31, 2012 and their placement within the fair value hierarchy, is as follows:

			Fair Value Hierarchy
March 31, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$9,638	$9,638	$9,638
Investment securities available-for-sale	132,882	132,882	616	$132,266
Loans held for sale	2,724	2,778	2,778
Net loans	453,634	461,125			$461,125
Accrued interest receivable	3,472	3,472	3,472
Restricted equity securities	$2,638	$2,638	$2,638

Financial liabilities:
Deposits	$502,132	$505,680	$420,627		$85,053
Short-term borrowings	45,375	45,375	45,375
Long-term debt	18,731	18,995		$18,995
Accrued interest payable	$244	$244	$244

The carrying and fair value of the Company’s financial instruments at December 31, 2011 are as follows:

December 31, 2011	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,559	$10,559
Investment securities available-for-sale	139,899	139,899
Loans held for sale	569	569
Net loans	439,754	447,717
Accrued interest receivable	3,448	3,448
Restricted equity securities	$2,374	$2,374

Financial liabilities:
Deposits	$494,283	$497,680
Short-term borrowings	43,791	43,791
Long-term debt	18,927	19,300
Accrued interest payable	$284	$284

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

The following methods and assumptions not previously disclosed were used to measure the fair value of certain assets and liabilities carried at cost on the Company’s consolidated balance sheets:

Cash and cash equivalents: The carrying amount for cash and cash equivalents is a reasonable estimate of fair value.

Net loans: Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and market factors, including liquidity. The valuation of the loan portfolio reflects discounts that the Company believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Restricted equity securities: The carrying amount of restricted equity securities approximates fair value.

Deposits: The carrying amount is considered a reasonable estimate of fair value for demand, savings and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings: The carrying amount of short-term borrowings approximates fair value.

Long-term debt: The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rates offered for long-term debt with the same maturity.

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value.

Off-balance sheet financial instruments: Off-balance sheet financial instruments consist of commitments to extend credit including letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore are not presented in the above table.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2011.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

Fiscal policy initiatives enacted by the Federal Open Market Committee (“FOMC”) during the first quarter of 2012 were limited. Economic indicators throughout the latter part of 2011 and into 2012 pointed to an improving economy. However, the gross domestic product, the value of all goods and services produced in the Nation, which was expected to show a reading of 2.5% grew at a 2.2% annual rate in the first quarter of 2012 compared to 3.0% for the previous quarter. One reason for the shortfall in GDP was a drop in durable goods orders of 4.2% for March 2012, the biggest one month drop in three years. With regard to inflation, rising food and energy costs caused the price index for gross domestic purchases, a measure of prices paid by United States residents, to increase to an annualized rate of 3.6% for the most recent reporting month of March 2012, well above the 2.0% rate targeted by the Federal Reserve. Rising food and energy prices continue to squeeze consumer wallets and if sustained, may continue to weigh on GDP readings going forward.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets grew $10,345 or at an annualized rate of 6.7% to $631,749 at March 31, 2012, from $621,404 at December 31, 2011. For the three months ended March 31, 2012, total assets averaged $622,158, an increase of $61,250 or 10.9%, from $560,908 for the same period of 2011. The 2012 balance sheet growth was driven by increases in total deposits of $7,849, an annualized growth rate of 6.4%.  Interest-bearing deposits increased $3,481, while noninterest-bearing deposits grew $4,368.  Loans, net increased $14,120 or at an annualized rate of 12.7% to $459,223 at March 31, 2012, compared to $445,103 at December 31, 2011. Total stockholders’ equity increased $1,548 or at an annualized rate of 10.4%, from $59,613 at year-end 2011 to $61,161 at March 31, 2012.

Investment Portfolio:

The entire investment portfolio is held as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur.  Investment securities totaled $132,882 at March 31, 2012, a decrease of $7,017, or 5.0% from $139,899 at December 31, 2011.  The decrease resulted from the sale of preferred equity holdings of the Federal Home Loan Mortgage Corp and longer term municipal investments coupled with payments received from mortgage backed holdings.  In addition to reducing our exposure to interest rate risk, the sale of certain tax-exempt municipal securities was in line with tax planning strategies given the 2011 acquisition of a limited partnership, which will afford us significant tax credits in 2012.

For the three months ended March 31, 2012, the investment portfolio averaged $138,983, an increase of $20,714 or 17.5% compared to $118,269 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 134 basis points to 3.44% for the three months ended March 31, 2012, from 4.78% for the comparable period of 2011. The decrease in yield is the result of an investment strategy implemented in 2011 aimed at shortening the duration of the investment portfolio and reducing interest rate risk.

Securities available for sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities at March 31, 2012, included a net unrealized gain of $5,216 reflected as accumulated other comprehensive income of $3,442 in stockholders’ equity, net of deferred income taxes of $1,774.  This compares to a net unrealized gain of $5,523 at December 31, 2011, reflected as accumulated other comprehensive income of $3,645, net of deferred income taxes of $1,878.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Loan Portfolio:

Loans, net increased $14,120, or 12.7% annualized, to $459,223 at March 31, 2012 from $445,103 at December 31, 2011.  The growth reflected increases in commercial loans and commercial real estate loans, partially offset by decreases in residential real estate and consumer loans. Commercial loans increased $11,979, or 30.0% annualized, to $172,807 at March 31, 2012 compared to $160,828 at December 31, 2011. Commercial real estate loans increased $3,825, or 10.6% annualized, to $149,379 at March 31, 2012 compared to $145,554 at December 31, 2011.

Continued weakness in labor markets, coupled with higher food and energy prices, have hampered consumer purchasing power again throughout the first quarter of 2012. Additionally, weakness in real estate markets have further cut into the wealth of consumers. Residential real estate mortgages decreased $1,315, to $116,810 at March 31, 2012 compared to $118,125 at December 31, 2011. Our consumer loan portfolio decreased 7.2% annualized, or $369, to $20,227 at March 31, 2012 compared to $20,596 at December 31, 2011.

For the three months ended March 31, 2012, loans averaged $454,158, an increase of $50,577 or 12.5% compared to $403,581 for the same period of 2011. The tax-equivalent yield on the loan portfolio was 5.45% for the three months ended March 31, 2012, a decrease of 25 basis points from 5.70% for the same period last year.

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

Unused commitments at March 31, 2012, totaled $74,831, consisting of $58,455 in unfunded commitments of existing loan facilities and $16,376 in standby letters of credit.  Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon.  We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us.  In comparison, unused commitments, at December 31, 2011, totaled $69,800, consisting of $52,749 in unfunded commitments of existing loans and $17,051 in standby letters of credit.

We record an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at March 31, 2012 and December 31, 2011. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2012 and 2011, are summarized as follows:
	March 31, 2012	March 31, 2011
United States	8.2%	8.9%
Pennsylvania (statewide)	7.7%	8.2%
Lackawanna county	9.1%	9.5%
Susquehanna county	8.1%	8.4%
Wyoming county	10.4%	10.6%
New York (statewide)	8.7%	8.2%
Broome county	9.4%	8.8%

The employment conditions improved for the Nation, Pennsylvania, and in all three counties representing our market areas in Pennsylvania but deteriorated in New York and Broome County, New York from one year ago.  Despite the overall improvements, employment conditions continued to be weak as unemployment levels remained at historical highs.

In spite of challenging economic factors, our asset quality has improved through the first quarter of 2012. Nonperforming assets decreased $800 or 7.5% to $9,856 at March 31, 2012, from $10,656 at December 31, 2011. We experienced increases in other real estate owned and accruing loans past due 90 days or more, which were more than offset by a decline in nonaccrual and restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 2.14% at March 31, 2012 compared to 2.39% at December 31, 2011.

Loans on nonaccrual status decreased $2,118 to $5,812 at March 31, 2012 from $7,930 at December 31, 2011. The decrease from year end was due primarily to a decrease of $2,362 in commercial and commercial real estate loans on nonaccrual status. Other real estate owned increased $1,293 to $1,692 at March 31, 2012 when compared to $399 at December 31, 2011.  There have been $1,363 in loans transferred to other real estate owned during 2012.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability.  However, this objective is superseded by our attempts to assure that asset quality remains strong.  We continued our efforts to create sound underwriting standards for both commercial and consumer credit.  Most commercial lending is done primarily with locally owned small businesses.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, and U.S. GAAP in assessing the adequacy of the allowance account. Under U.S. GAAP, the adequacy of the allowance account is determined based on the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

The allowance for loan losses increased $240 to $5,589 at March 31, 2012, from $5,349 at the end of 2011.  For the three months ended March 31, 2012, net charge-offs were $405 or 0.36% of average loans outstanding in 2012, a $240 increase compared to $165 or 0.17% of average loans outstanding in the first quarter of 2011.

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s.  During the three months ended March 31, 2012, total deposits increased $7,849, or 6.4% annualized, to $502,132 from $494,283 at December 31, 2011. Savings deposits increased $7,313, or 14.7% annualized, to $207,732 at March 31, 2012, compared to $200,419 at December 31, 2011. Demand deposits, increased $4,368, or 18.9% annualized, to $97,353 at March 31, 2012, compared to $92,985 at December 31, 2011. Time deposits increased $545, or 2.0% annualized, to $109,144 at March 31, 2012, compared to $108,599 at December 31, 2011.  Interest-bearing checking deposits, including NOW and money market accounts, decreased $4,377, or 19.1% annualized, to $87,903 at March 31, 2012, compared to $92,280 at December 31, 2011.

For the quarter ended March 31, 2012, average total deposits increased $50,873 to $492,247 compared to $441,374 for the same period of 2011. Average noninterest-bearing deposits grew $17,750, while average interest-bearing accounts increased $33,123. Our cost of interest-bearing deposits decreased 10 basis points to 1.05% for the three months ended March 31, 2012, from 1.15% for the same three months of 2011.

Interest rates have been at historic lows for an extended period. Short term and core deposit rates have remained flat. As such, deposits have been attracted by offering rates on longer term time deposit products and core savings accounts which are higher than other investment alternatives available to customers elsewhere in the market place. The added benefit of expanded FDIC insurance up to $250 has also made bank deposits an attractive investment vehicle for our customers.

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

Total short-term borrowings at March 31, 2012, totaled $45,375 as compared to $43,791 at December 31, 2011, an increase of $1,584, or 3.6%.  Long-term debt was $18,731 at March 31, 2012, compared to $18,927 at year end 2011.  The reduction was a product of monthly contractual amortized payments made during the first quarter of 2012.

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

Our cumulative one-year RSA/RSL ratio equaled 0.69% at March 31, 2012.  Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position.  With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer promotional certificates of deposit with a 72-month maturity, as well as a 48-month maturity that includes a one-time rate step-up feature at the deposit holder’s option. This position indicates that the amount of RSL repricing within one year would exceed that of RSA, thereby causing increases in market rates, to reduce net interest income.  However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2012, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within policy limits. We will continue to monitor our IRR throughout 2012 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after March 31, 2012. Our noncore funds at March 31, 2012, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings.  These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2012, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.4%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled -1.4%.  Comparatively, our overall noncore dependence ratio weakened slightly from year-end 2011 when it was 13.0%. Similarly, our net short-term noncore funding dependence ratio was -1.7%, indicating that our reliance on short-term noncore funds has increased. The increase in noncore funding reliance resulted primarily from an increase in short-term borrowings. According to the most recent Bank Holding Company Performance Report available for our Federal Reserve District, these ratios for our peer group were 17.3% and 5.1%.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $921 during the three months ended March 31, 2012. Cash and cash equivalents increased $8,721 for the same period last year. For the three months ended March 31, 2012, net cash inflows of $8,568 from financing activities and $395 from operating activities were more than offset by a $9,884 net cash outflow from investing activities. For the same period of 2011, net cash inflows of $10,575 from financing activities and $1,918 from operating activities were partially offset by a $3,772 net cash outflow from investing activities.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Financing activities provided net cash of $8,568 for the three months ended March 31, 2012, and $10,575 for the same three months of 2011. Deposit gathering is our predominant financing activity. During the first three months of 2012 deposit gathering slowed compared to the same period last year.  The net increase in deposits totaled $7,849 in 2012.  Comparatively, deposit gathering provided net cash of $14,838 for the same period of 2011.  We continued to attract deposits from new and existing customers, including municipalities and school districts. However, deposit gathering in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania has slowed as many of the leases have been previously signed and funded.

Operating activities provided net cash of $395 for the three months ended March 31, 2012, and $1,918 for the same three months of 2011. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $9,884 for the three months ended March 31, 2012, compared to $3,772 for the same period of 2011.  In both 2012 and 2011, a net increase in lending activities was the primary factor causing the net cash outflow from investing activities.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by providing readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios.  The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $61,161 or $19.61 per share at March 31, 2012, compared to $59,613 or $19.11 per share at December 31, 2011. Net income of $2,420 for the three months ended March 31, 2012 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $654, common stock repurchases of $56, common stock issuances of $41 and other comprehensive losses resulting from market value fluctuations in the investment portfolio of $203.

Dividends declared equaled $0.21 per share for the first quarter of 2012, an increase of 5.0% compared to $0.20 in 2011. The dividend payout ratio was 27.0% for the three months ended March 31, 2012, compared to 34.9% for the same period in 2011. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2012 and 2011. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines.  We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  At March 31, 2012, the Bank’s Tier I capital to total average assets was 8.70% as compared to 8.92% at December 31, 2011.  The Bank’s Tier 1 capital to risk weighted asset ratio was 10.98% and the total capital to risk weighted asset ratio was 12.12% at March 31, 2012.  These ratios were 10.95% and 12.07% at December 31, 2011.  The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2012.

We repurchase stock in the open market to provide stock for our stock option and dividend reinvestment plans.  On April 29, 2011, our Board of Directors announced they would reinstate a previously authorized repurchase plan and we were directed to complete the plan through the purchase of the remaining 65,751 shares of the common stock authorized under the plan.  Through March 31, 2012, we have purchased 32,300 shares of stock at a total cost of $891.

Review of Financial Performance:

Net income for the first quarter of 2012 equaled $2,420 or $0.78 per share, an increase of $621 or 34.5% compared to $1,799 or $0.57 per share for the first quarter of 2011. The improvement in earnings in 2012 was a result of the recognition of higher net interest income and noninterest income coupled with decreases to noninterest expense. Return on average assets (“ROA”) measures our net income in relation to total assets.  Our ROA was 1.56% for the first quarter of 2012 compared to 1.30% for the same period of 2011.  Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders.  Our ROE was 16.70% for the first quarter of 2012 compared to 14.84% for the first quarter of 2011.

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

For the three months ended March 31, 2012, tax-equivalent net interest income increased $370 or 6.5% to $6,058 in 2012 from $5,688 in 2011.  The net interest spread decreased to 3.87% for the three months ended March 31, 2012 from 4.13% for the three months ended March 31, 2011.  Similarly, the net interest margin decreased to 4.10% for the first quarter of 2012 from 4.36% for the comparable period of 2011. The yield curve continued to be relatively steep throughout most of 2012 as the Federal Reserve has maintained lower overnight and discount rates. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist the Company in maintaining a stable net interest margin in the future.

For the three months ended March 31, 2012, tax-equivalent interest revenue increased $266, or 3.7%, to $7,341 as compared to $7,075 for the three months ended March 31, 2011.  The increase was primarily due to the growth in average earning assets which increased $65,623 to $594,215 for the first quarter of 2012 from $528,592 for the same period in 2011. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the three months ended March 31, 2012 at 4.97% as compared to 5.43% for the three months ended March 31, 2011. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 25 basis points for the first quarter of 2012 to 5.45% from 5.70% for the first quarter of 2011.  Average loans increased to $454,158 for the quarter ended March 31, 2012 compared to $403,581 for the same period in 2011.  The resulting tax-equivalent interest earned on loans was $6,150 for the three month period ended March 31, 2012 compared to $5,676 for the same period in 2011, an increase of $474 or 8.3%. This indicates that the increase in interest revenue was volume driven when comparing the two periods.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Total interest expense decreased $104 or 7.5%, to $1,283 for the three months ended March 31, 2012 from $1,387 for the three months ended March 31, 2011.  This decrease was attributable to the decrease in the cost of funds since the average volume of interest bearing liabilities increased comparing the three months ended March 31, 2012 and 2011. The cost of funds decreased to 1.10% for the three months ended March 31, 2012 as compared to 1.30% for the same period in 2011.  Conversely, the average volume of interest bearing liabilities increased to $467,174 for the three months ended March 31, 2012 as compared to $432,391 for the three months ended March 31, 2011, an increase of 8.0%.  This increase was primarily due to the increase in average interest bearing deposits.  Average interest bearing demand deposits increased to $51,231 for the three months ended March 31, 2012 as compared to $39,277 for the same period in 2011. Average savings deposits increased to $203,636 for the three months ended March 31, 2012 as compared to $193,664 for the same period in 2011.  Average time deposits less than $100 increased $6,877 to $77,952 for the three months ended March 31, 2012 as compared to $71,075 for the same period in 2011. Average time deposits $100 or more increased $6,329 to $30,706 for the three months ended March 31, 2012 as compared to $24,373 for the same quarter in 2011. We continue to offer highly attractive rates on longer term promotional certificates of deposit accounts, in order to position us for the eventual increase in interest rates.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0%.

	Three months ended
	March 2012			March 2011
	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
Loans
Real estate	$119,456	$1,708	5.75%	$119,347	$1,763	5.99%
Installment	19,697	247	5.04%	20,883	240	4.66%
Commercial	271,474	3,547	5.25%	224,698	3,120	5.63%
Tax exempt	42,852	635	5.96%	38,008	540	5.77%
Other loans	679	13	7.70%	645	13	8.17%
Total loans	454,158	6,150	5.45%	403,581	5,676	5.70%
Investment securities
Taxable	102,375	643	2.53%	70,781	675	3.87%
Tax exempt	36,608	544	5.98%	47,488	720	6.15%
Total securities	138,983	1,187	3.44%	118,269	1,395	4.78%
Interest bearing balances with banks	1,074	4	1.50%	714	2	1.14%
Federal funds sold				6,028	2	0.13%
Total earning assets	594,215	7,341	4.97%	528,592	7,075	5.43%
Less: allowance for loan losses	(5,448)			(4,150)
Cash and due from banks	8,215			7,261
Premises and equipment, net	7,962			7,664
Other assets	17,214			21,541
Total assets	$622,158			$560,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing demand	$51,231	76	0.60%	$39,277	49	0.51%
Savings	203,636	327	0.65%	193,664	411	0.86%
Money market savings	36,230	52	0.58%	38,243	57	0.60%
Time	108,658	593	2.19%	95,448	527	2.24%
Total interest bearing deposits	399,755	1,048	1.05%	366,632	1,044	1.15%
Borrowings	67,419	235		65,759	343	2.11%
Total interest bearing liabilities	467,174	1,283	1.10%	432,391	1,387	1.30%
Net interest income/spread		$6,058	3.87%		$5,688	4.13%
Non-interest bearing demand deposits	92,492			74,742
Accrued expenses and other liabilities	4,223			4,613
Stockholders’ equity	58,269			49,162
Total liabilities and stockholders’ equity	$622,158			$560,908
Net interest margin			4.10%			4.36%

Tax-Equivalent Adjustments:
Loans		$216			$183
Investments		185			245
Total		$401			$428

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

For the three months ended March 31, 2012, the provision for loan losses totaled $645. The provision for loan losses was $421 for the same period in 2011. Loan growth and a higher concentration of commercial loans were the main contributors to the provisioning increase.

Noninterest Income:

Noninterest income for the first quarter rose $414 or 50.4% to $1,236 in 2012 from $822 in 2011. Service charges, fees and commissions increased $34 or 4.8%. Income generated from our Wealth Management Division increased $4 to $143 for the first quarter of 2012 in comparison to the same period in 2011. Mortgage banking income increased $26 to $74 for the three months ended March 31, 2012 from $48 for the same period last year as a result of market opportunities to sell mortgages. In addition, noninterest income includes a $284 gain realized on the sale of investment securities available-for-sale.

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

For the first quarter of 2012, noninterest expense decreased $81 or 2.4% to $3,314 in 2012 from $3,395 in 2011. Personnel costs rose 19.6%, net occupancy and equipment costs increased 16.9% and other expenses were lower by 37.6% comparing the first quarters of 2012 and 2011.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $1,730 for the first quarter of 2012. The $284 or 19.6% increase was a result of additional staffing and normal merit increases.  A number of higher salary positions were added during 2011 which also explains the variance in personnel expenses.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We experienced a $114 or 16.9% increase in net occupancy and equipment expense comparing the first quarters of 2012 and 2011.  Increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods. In addition, the ongoing need for new technologies has increased the need for additional equipment and the costs associated with such equipment.

For the first quarter, other expenses decreased $479 or 37.6% comparing 2012 to 2011. Insurance proceeds received in 2012 as reimbursement of flood expenses incurred in 2011 in the amount of $353 and reduction in FDIC premiums and examination fees by $82 make up the majority of this decrease.

Income Taxes:

We recorded income tax expense of $514 or 17.5% of pre-tax income, and $467 or 20.6% of pre-tax income for the quarters ended March 31, 2012 and 2011. The effective tax rate decreased in 2012 from 2011 due to the recognition of investment tax credits related to our recent investment in an elderly housing project.

PEOPLES FINANCIAL SERVICES CORP.
(Dollars in thousands, except per share data)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment will change in the near term as the employment and housing sectors have shown only minimal signs of improvement. As such, we are operating within a steep, albeit low yield curve environment which has allowed us to maintain a strong net interest margin. At March 31, 2012, we are subject to a greater level of interest rate sensitivity given a falling rate scenario. The results of the latest financial simulation indicate a possible increase in net interest income of 0.6% given an instantaneous and parallel change of +200 basis points.  A decrease of 18.0% is shown in the model at a -200 basis point rate shock scenario.  Our net interest income risk position is within the guidelines established by the asset/liability policy for interest rate sensitivity testing.  We continuously monitor this rate sensitivity and act accordingly to minimize the risk to our overall asset liability position.  To mitigate our exposure from rising rates, we have implemented a plan to shorten the duration of earning assets and lengthen the duration of interest-bearing liabilities in order to improve net interest income in the future.

Equity value at risk is monitored regularly and was within established policy limits at March 31, 2012.  For further discussion related to quantitative and qualitative disclosures about market risk, refer to Item 7A of our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

(b)  Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PEOPLES FINANCIAL SERVICES CORP.
(Dollars in thousands, except per share data)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Company’s common stock.  The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended March 31, 2012.  At March 31, 2012, there were 33,451 shares available for repurchase under the 2001 Stock Repurchase Program with no expiration date.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2012 – January 31, 2012	2,000	28.00	2,000	33,451
February 1, 2012 – February 29, 2012				33,451
March 1, 2012 – March 31, 2012				33,451
TOTAL	2,000	28.00	2,000

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Registrant, Peoples Financial Services Corp.
Date: May 10, 2012	/s/ Alan W. Dakey
Alan W. Dakey
President and Chief Executive Officer (Principal Executive Officer)

Registrant, Peoples Financial Services Corp.
Date: May 10, 2012	/s/ Scott A. Seasock
Scott A. Seasock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

PEOPLES FINANCIAL SERVICES CORP.

EXHIBIT INDEX

Item Number	Description	Page

31	CEO and CFO Certifications Pursuant to Rule 13a-14 (a) /15d-14 (a).	45

32	CEO and CFO Certifications Pursuant to Section 1350.	47

101
The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.