Form 10-Q
period 2012-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2012-08-08
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012 or
( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from
0-23863 (Commission File Number)

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
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,118,356 at July 31, 2012.

Exhibit index on page

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended June 30, 2012

Contents		Page No.
PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at	3
	June 30, 2012 and December 31, 2011

	Consolidated Statements of Income and Comprehensive Income	4
	for the Three and Six Months Ended June 30, 2012 and 2011

	Consolidated Statements of Changes in Stockholders’ Equity	5
	for the Six Months Ended June 30, 2012 and 2011

	Consolidated Statements of Cash Flows	6
	for the Six Months Ended June 30, 2012 and 2011

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of	26
	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

	Signatures	45

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$8,084	$9,488
Interest-bearing deposits in other banks	1,175	1,071
Federal funds sold	13,130
Investment securities available-for-sale	128,596	139,899
Loans held for sale	2,242	569
Loans, net	457,054	445,103
Less: allowance for loan losses	5,916	5,349
Net loans	451,138	439,754
Premises and equipment, net	8,716	7,916
Accrued interest receivable	2,903	3,448
Other assets	22,730	19,259
Total assets	$638,714	$621,404

Liabilities:
Deposits:
Noninterest-bearing	$96,692	$92,985
Interest-bearing	441,419	401,298
Total deposits	538,111	494,283
Short-term borrowings	13,233	43,791
Long-term debt	18,533	18,927
Accrued interest payable	248	284
Other liabilities	4,713	4,506
Total liabilities	574,838	561,791

Stockholders’ equity:
Common stock, par value $2.00; authorized 12,500,000 shares; issued 3,341,251 shares	6,683	6,683
Capital surplus	3,155	3,141
Retained earnings	54,738	51,342
Accumulated other comprehensive income	4,559	3,645
Less: Treasury stock, at cost, held: June 30, 2012, 222,895 shares; December 31, 2011, 222,395 shares	5,259	5,198
Total stockholders’ equity	63,876	59,613
Total liabilities and stockholders’ equity	$638,714	$621,404

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
June 30	2012	2011	2012	2011
Interest income:
Interest and fees on loans:
Taxable	$5,682	$5,413	$11,197	$10,549
Tax-exempt	393	346	812	703
Interest and dividends on investment securities available-for-sale:
Taxable	603	633	1,239	1,299
Tax-exempt	328	411	687	886
Dividends	8	8	15	17
Interest on interest-bearing deposits in other banks	1	3	5	5
Interest on federal funds sold		11		13
Total interest income	7,015	6,825	13,955	13,472
Interest expense:
Interest on deposits	1,071	1,132	2,119	2,176
Interest on short-term borrowings	49	76	111	162
Interest on long-term debt	170	263	343	520
Total interest expense	1,290	1,471	2,573	2,858
Net interest income	5,725	5,354	11,382	10,614
Provision for loan losses	390	804	1,035	1,225
Net interest income after provision for loan losses	5,335	4,550	10,347	9,389
Noninterest income:
Service charges, fees, commissions and other	797	711	1,540	1,420
Wealth management income	138	236	281	375
Mortgage banking income	302	98	376	146
Net gain on sale of investment securities available-for-sale	99	2	383	12
Other-than-temporary impairment of investment equity securities				(84)
Net gain (loss) on sale of other real estate owned	1	1,583	(7)	1,583
Total noninterest income	1,337	2,630	2,573	3,452
Noninterest expense:
Salaries and employee benefits expense	1,749	1,628	3,479	3,074
Net occupancy and equipment expense	753	699	1,543	1,375
Other expenses	1,396	1,743	2,190	3,016
Total noninterest expense	3,898	4,070	7,212	7,465
Income before income taxes	2,774	3,110	5,708	5,376
Provision for income taxes	490	751	1,004	1,218
Net income	2,284	2,359	4,704	4,158
Other comprehensive income:
Unrealized gain on investment securities available-for-sale	1,791	3,183	1,768	4,283
Reclassification adjustment for gain on sales included in net income	(99)	(2)	(383)	(12)
Reclassification adjustment for other-than-temporary impairment				84
Income tax expense related to other comprehensive income	575	1,082	471	1,481
Other comprehensive income, net of income taxes	1,117	2,099	914	2,874
Comprehensive income	$3,401	$4,458	$5,618	$7,032
Per share data:
Net income:
Basic	$0.73	$0.75	$1.51	$1.32
Diluted	$0.73	$0.75	$1.51	$1.32
Average common shares outstanding:
Basic	3,118,429	3,146,611	3,118,269	3,144,386
Diluted	3,118,690	3,147,904	3,118,880	3,146,366
Dividends declared	$0.21	$0.20	$0.42	$0.40

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2012	$6,683	$3,141	$51,342	$3,645	$(5,198)	$59,613
Net income			4,704			4,704
Other comprehensive income, net of income taxes				914		914
Dividends declared: $0.42 per share			(1,308)			(1,308)
Reissuance under option plan: 4,500 shares		14			82	96
Repurchase and held: 5,000 shares					(143)	(143)
Balance, June 30, 2012	$6,683	$3,155	$54,738	$4,559	$(5,259)	$63,876

Balance, January 1, 2011	$6,683	$3,118	$46,048	$(834)	$(4,499)	$50,516
Net income			4,158			4,158
Other comprehensive income, net of income taxes				2,874		2,874
Dividends declared: $0.40 per share			(1,268)			(1,268)
Reissuance under option plan: 5,500 shares					(149)	(149)
Repurchase and held: 7,425 shares		23			135	158
Balance, June 30, 2011	$6,683	$3,141	$48,938	$2,040	$(4,513)	$56,289

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Six Months Ended June 30	2012	2011
Cash flows from operating activities:
Net income	$4,704	$4,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	407	424
Amortization of intangibles	97	183
Provision for loan losses	1,035	1,225
(Gain) loss on sale of other real estate owned	7	(1,583)
Net amortization of investment securities available-for-sale	948	188
Amortization of deferred loan costs	131	108
Gain on sale of investment securities available-for-sale	(383)	(12)
Other-than-temporary impairment of investment equity securities		84
Net income from investment in life insurance	(187)	(185)
Net change in:
Loans held for sale	(1,673)	(62)
Accrued interest receivable	545	(269)
Other assets	(1,912)	1,818
Accrued interest payable	(36)	(4)
Other liabilities	207	(1,765)
Net cash provided by operating activities	3,890	4,308
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	4,833	15,259
Proceeds from repayments on investment securities available-for-sale	7,290	767
Purchases of investment securities available-for-sale		(4,255)
Net increase in loans	(13,913)	(33,163)
Purchases of premises and equipment	(1,207)	(357)
Purchases of investment in life insurance	(450)	(2,000)
Investment in other real estate owned	(196)
Proceeds from sale of other real estate owned	62	1,970
Net cash used in investing activities	(3,581)	(21,779)
Cash flows from financing activities:
Net increase in deposits	43,828	31,835
Repayment of long-term debt	(394)	(5,474)
Net decrease in short-term borrowings	(30,558)	(2,372)
Repurchase of common shares	(143)	(149)
Reissuance of common shares	96	158
Cash dividends paid	(1,308)	(1,268)
Net cash provided by financing activities	11,521	22,730
Net increase in cash and cash equivalents	11,830	5,259
Cash and cash equivalents at beginning of year	10,559	17,841
Cash and cash equivalents at end of period	$22,389	$23,100
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,609	$2,862
Income taxes	$850	$1,250
Noncash items:
Transfers from loans to other real estate owned	$1,363

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.  Basis of presentation:

The accompanying unaudited consolidated financial statements of  Peoples Financial Services Corp, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2012, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Stock options for 6,200 and 9,113 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, because they were antidilutive.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  Investment securities available-for-sale:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at June 30, 2012 and December 31, 2011 are summarized as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises	$29,524	$3,491		$33,015
State and municipals:
Taxable	16,623	1,859		18,482
Tax-exempt	33,551	1,955	$9	35,497
Corporate debt securities	4,040	45	594	3,491
Mortgage-backed securities:
U.S. Government agencies	15,288	189	30	15,447
U.S. Government-sponsored enterprises	22,175	135	116	22,194
Equity securities:
Preferred
Common	487	22	39	470
Total	$121,688	$7,696	$788	$128,596

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises	$29,671	$3,105		$32,776
State and municipals:
Taxable	18,120	1,608		19,728
Tax-exempt	38,217	1,693	$224	39,686
Corporate debt securities	4,462	330	942	3,850
Mortgage-backed securities:
U.S. Government agencies	16,827	185	100	16,912
U.S. Government-sponsored enterprises	26,396	66	199	26,263
Equity securities:
Preferred	54	63		117
Common	629	22	84	567
Total	$134,376	$7,072	$1,549	$139,899

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

3.  Investment securities available-for-sale (continued)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2012, is summarized as follows:

June 30, 2012	Fair Value
Within one year	$250
After one but within five years	14,855
After five but within ten years	35,483
After ten years	39,897
90,485
Mortgage-backed securities	37,641
Total	$128,126

Securities with a carrying value of $89,099 and $105,135 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

At June 30, 2012 and December 31, 2011, there were no securities of any individual issuer, except for U.S. Government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities available-for-sale with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-Exempt	$1,176	$6	$300	$3	$1,476	$9
Corporate debt securities			2,417	594	2,417	594
Mortgage-backed securities:
U.S. Government agencies	3,538	13	2,801	17	6,339	30
U.S. Government-sponsored enterprises	9,294	89	2,651	27	11,945	116
Equity securities:
Preferred
Common			98	39	98	39
Total	$14,008	$108	$8,267	$680	$22,275	$788

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

The Company had 20 investment securities, consisting of three tax-exempt state and municipal obligations, two corporate debt securities, 13 mortgage-backed securities and two common equity securities that were in unrealized loss positions at June 30, 2012.  Of these securities, one state and municipal obligation, two corporate debt securities, four mortgage-backed securities and two common equity securities were in continuous unrealized loss positions for 12 months or more.  The unrealized losses on the common equity securities were a direct reflection of reductions in stock values in the financial industry sector, as a whole, and was not a result of credit or other issues that would cause the Company to recognize an OTTI charge.  Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2012.

In comparison, the Company had 31 investment securities, consisting of six tax-exempt state and municipal obligations, three corporate debt securities, 18 mortgage-backed securities and four common equity securities, which were in unrealized loss positions at December 31, 2011.  Of these securities, four state and municipal obligations, two corporate debt securities and each of the common equity securities were in continuous unrealized loss positions for 12 months or more.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2012 and December 31, 2011 are summarized as follows. Net deferred loan costs were $585 at June 30, 2012, and $563 at December 31, 2011.

	June 30, 2012	December 31, 2011
Commercial	$167,724	$160,828
Real estate:
Commercial	154,442	145,554
Residential	115,033	118,125
Consumer	19,855	20,596
Total	$457,054	$445,103

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

		Real estate
June 30, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance April 1, 2012	$2,186	$1,802	$776	$198	$627	$5,589
Charge-offs	(5)			(79)		(84)
Recoveries	1			20		21
Provisions	(65)	168	43	58	186	390
Ending balance	$2,117	$1,970	$819	$197	$813	$5,916

		Real estate
June 30, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2012	$2,047	$1,515	$761	$198	$828	$5,349
Charge-offs	(207)	(100)	(21)	(177)		(505)
Recoveries	1			36		37
Provisions	276	555	79	140	(15)	1,035
Ending balance	$2,117	$1,970	$819	$197	$813	$5,916

		Real estate
June 30, 2011	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, April 1, 2011	$1,695	$1,468	$732	$284	$177	$4,356
Charge-offs				(23)		(23)
Recoveries		1	1	14		16
Provisions	410	116	1	14	263	804
Ending balance	$2,105	$1,585	$734	$289	$440	$5,153

		Real estate
June 30, 2011	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2011	$1,696	$1,384	$726	$243	$51	$4,100
Charge-offs	(58)	(56)	(8)	(77)		(199)
Recoveries		2	1	24		27
Provisions	467	255	15	99	389	1,225
Ending balance	$2,105	$1,585	$734	$289	$440	$5,153

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2012 and December 31, 2011 is summarized as follows:

		Real estate
June 30, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,117	$1,970	$819	$197	$813	$5,916
Ending balance: individually evaluated for impairment	$485	$122	$118	$1		$726
Ending balance: collectively evaluated for impairment	$1,632	$1,848	$701	$196	$813	$5,190
Loans receivable:
Ending balance	$167,724	$154,442	$115,033	$19,855		$457,054
Ending balance: individually evaluated for impairment	$6,650	$4,799	$1,418	$1		$12,868
Ending balance: collectively evaluated for impairment	$161,074	$149,643	$113,615	$19,854		$444,186

		Real estate
December 31, 2011	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,047	$1,515	$761	$198	$828	$5,349
Ending balance: individually evaluated for impairment	$698	$40	$71	$1		$810
Ending balance: collectively evaluated for impairment	$1,349	$1,475	$690	$197	$828	$4,539
Loans receivable:
Ending balance	$160,828	$145,554	$118,125	$20,596		$445,103
Ending balance: individually evaluated for impairment	$8,433	$7,832	$1,226	$1		$17,492
Ending balance: collectively evaluated for impairment	$152,395	$137,722	$116,899	$20,595		$427,611

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The following tables present the major classifications of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2012 and December 31, 2011:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$155,333	$5,743	$2,505	$4,143	$167,724
Real estate:
Commercial	142,570	8,727	2,886	259	154,442
Residential	113,912			1,121	115,033
Consumer	19,841	14			19,855
Total	$431,656	$14,484	$5,391	$5,523	$457,054

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$145,145	$7,262	$2,550	$5,871	$160,828
Real estate:
Commercial	136,166	3,223	4,995	1,170	145,554
Residential	117,236			889	118,125
Consumer	20,587	9			20,596
Total	$419,134	$10,494	$7,545	$7,930	$445,103

Information concerning nonaccrual loans by major loan category at June 30, 2012 and December 31, 2011, is as follows:

	June 30, 2012	December 31, 2011
Commercial	$4,143	$5,871
Real estate:
Commercial	259	1,170
Residential	1,121	889
Consumer
Total	$5,523	$7,930

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The major categories of the loan portfolio by past due status at June 30, 2012 and December 31, 2011, are summarized as follows:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,143	$100	$2	$1,245	$166,479	$167,724	$2
Real estate:
Commercial	1,228	318	22	1,568	152,874	154,442	22
Residential	1,269	397	297	1,950	113,083	115,033	297
Consumer	174	126	416	470	19,385	19,855	416
Total	$3,814	$941	$737	$5,233	$451,821	$457,054	$737

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$408	$324	$12	$744	$160,084	$160,828	$12
Real estate:
Commercial	2,177			2,177	143,377	145,554
Residential	976	217	362	1,555	116,570	118,125	337
Consumer	335	98	311	744	19,852	20,596	311
Total	$3,896	$639	$685	$5,220	$439,883	$445,103	$660

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

The following tables summarize information in regards to impaired loans for the three and six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011, by loan portfolio class:

				This Quarter		Year to Date
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,965	$3,965		4,220	$16	$4,382	$32
Real estate:
Commercial	980	980		1,006	58	1,005	78
Residential	706	706		803		782
Consumer
Total	5,651	5,651		6,029	74	6,169	110

With an allowance recorded:
Commercial	2,685	2,685	$485	2,776	41	3,425	45
Real estate:
Commercial	3,819	3,819	122	3,741	7	3,739	64
Residential	712	712	118	763		575
Consumer	1	1	1	1		1
Total	7,217	7,217	726	7,281	48	7,740	109

Commercial	6,650	6,650	485	6,996	57	7,807	77
Real estate:
Commercial	4,799	4,799	122	4,747	65	4,744	142
Residential	1,418	1,418	118	1,566		1,357
Consumer	1	1	1	1		1
Total	$12,868	$12,868	$726	$13,310	$122	$13,909	$219

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

				This Quarter		Year to Date
June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$4,996	$4,996		$5,796	$65	$6,276	$170
Real estate:
Commercial	4,096	4,096		4,137	63	4,010	99
Residential	1,076	1,076		1,024		925
Consumer	12	12		12	1	13	1
Total	10,180	10,180		10,969	129	11,224	270

With an allowance recorded:
Commercial	3,953	3,953	$1,136	3,036	13	2,535	21
Real estate:
Commercial	2,056	2,056	52	2,061	33	2,144	66
Residential
Consumer	9	9	9	9		9
Total	6,018	6,018	1,197	5,106	46	4,688	87

Commercial	8,949	8,949	1,136	8,832	78	8,811	191
Real estate:
Commercial	6,152	6,152	52	6,198	96	6,154	165
Residential	1,076	1,076		1,024		925
Consumer	21	21	9	21	1	22	1
Total	$16,198	$16,198	$1,197	$16,075	$175	$15,912	$357

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that are classified as impaired. Trouble debt restructurings totaled $3,852 at June 30, 2012, $3,961 at December 31, 2011 and $4,738 at June 30, 2011.

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.  Loans, net and allowance for loan losses (continued)

Information concerning trouble debt restructurings by major loan category at June 30, 2012 and December 31, 2011 is summarized as follows:

June 30, 2012	Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	2		$2,198	$2,198
Real estate:
Commercial	1	$1,654		$1,654
Residential
Consumer
Total	3	$1,654	$2,198	$3,852

December 31, 2011	Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	2		$2,294	$2,294
Real estate:
Commercial	1	$1,667		$1,667
Residential
Consumer
Total	3	$1,667	$2,294	$3,961

There were no defaults of loans considered troubled debt restructurings for the three and six months ended June 30, 2012.  There were no loans modified as troubled debt restructurings for the three and six months ended June 30, 2012.  There were no charge-offs as a result of the troubled debt restructurings.

5.  Stock-based compensation:

As of June 30, 2012, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted for the six month periods ending June 30, 2012 and 2011.

6.  Off-balance sheet financial instruments:

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16,648 of standby letters of credit at June 30, 2012.  The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

6.  Off-balance sheet financial instruments (continued)

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at June 30, 2012 was $16,648 and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $15,826.

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

An asset or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

Assets and liabilities at fair value or a recurring and nonrecurring basis at June 30, 2012 and December 31, 2011, are summarized as follows:

	Fair Value Measurement Using
June 30, 2012	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Investment securities available-for-sale
U.S. Government-sponsored enterprises	$33,015		$33,015
State and municipals:
Taxable	18,482		18,482
Tax-exempt	35,497		35,497
Corporate debt securities	3,491		3,491
Mortgage-backed securities:
U.S. Government agencies	15,447		15,447
U.S. Government-sponsored enterprises	22,194		22,194
Equity securities:
Preferred
Common	470	$470
Total investment securities available-for-sale	$128,596	$470	$128,126
Total recurring fair value measurements	$128,596	$470	$128,126

Nonrecurring fair value measurements
Impaired loans	$6,491			$6,491
Total nonrecurring fair value measurements	$6,491			$6,491

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$6,491	Appraisal of collateral (1)	Appraisal adjustments (2)	20.0% to 25.0% (24.6%)
			Liquidation expenses (2)	6.0% to 10.0% (8.8%)

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.  Fair value estimates (continued)

The carrying and fair values of the Company’s financial instruments at June 30, 2012 and their placement within the fair value hierarchy, is as follows:

			Fair Value Hierarchy
June 30, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$22,389	$22,389	$22,389
Investment securities available-for-sale	128,596	128,596	470	$128,126
Loans held for sale	2,242	2,287	2,287
Net loans	451,138	465,905			$465,905
Accrued interest receivable	2,903	2,903	2,903
Restricted equity securities	$2,507	$2,507	$2,507

Financial liabilities:
Deposits	$538,111	$542,024	$454,426		$87,598
Short-term borrowings	13,233	13,233	13,233
Long-term debt	18,533	18,781		$18,781
Accrued interest payable	$248	$248	$248

The carrying and fair value of the Company’s financial instruments at December 31, 2011 are as follows:

December 31, 2011	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,559	$10,559
Investment securities available-for-sale	139,899	139,899
Loans held for sale	569	569
Net loans	439,754	447,717
Accrued interest receivable	3,448	3,448
Restricted equity securities	$2,374	$2,374

Financial liabilities:
Deposits	$494,283	$497,680
Short-term borrowings	43,791	43,791
Long-term debt	18,927	19,300
Accrued interest payable	$284	$284

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Discussion:

Except for historical information, this Report may be deemed to contain “forward looking” information.  Examples of forward looking information may include, but are not limited to:  (i) projections of or statements made regarding future earnings, interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms; (ii) statements of plans and objectives of management or the Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions, such as economic conditions in the market areas served by the Company and Peoples Neighborhood Bank (the “Bank”), underlying other statements and statements about the Company and the Bank or their respective businesses.  Such forward looking information can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.  No assurance can be given that the future results covered by the forward looking information will be achieved.  Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward looking information.  Important factors that could impact operating results include, but are not limited to, (i) the effects of changing economic conditions in both the market areas served by the Company and the Bank and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect operations, (v) funding costs, and (vi) other external developments which could materially affect business and operations.

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2011.  Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

Economic activity in the United States slowed in the second quarter of 2012. Estimates for second quarter gross domestic product are expected to be below the 1.9 percent level experienced in the previous quarter. Unemployment remains above 8.0 percent and inflation remains benign based on consumer price index (“CPI”) expectations falling from 2.2 percent to 2.0 percent.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets grew $17,310 or at an annualized rate of 5.6% to $638,714 at June 30, 2012, from $621,404 at December 31, 2011. For the six months ended June 30, 2012, total assets averaged $626,062, an increase of $54,500 or 9.5%, from $571,562 for the same period of 2011. The 2012 balance sheet growth was driven by increases in total deposits of $43,828, an annualized growth rate of 17.9%.  Interest-bearing deposits increased $40,121, while noninterest-bearing deposits grew $3,707.  Loans, net increased $11,951 or at an annualized rate of 5.4% to $457,054 at June 30, 2012, compared to $445,103 at December 31, 2011. Total stockholders’ equity increased $4,263 or at an annualized rate of 14.4%, from $59,613 at year-end 2011 to $63,876 at June 30, 2012.

Investment Portfolio:

The entire securities portfolio is held as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur.  Investment securities totaled $128,596 at June 30, 2012, a decrease of $11,303 or 8.1% from $139,899 at December 31, 2011.  The decrease resulted from the sale of longer-term tax-exempt municipals in order to reduce the portfolio’s exposure to interest rate changes. The tax-exempt municipal sector totaled $35,497, or 27.6% of the portfolio at June 30, 2012, as compared to $39,686, or 28.4% at December 31, 2011.  In addition to reducing our exposure to interest rate risk, the sale of certain tax-exempt municipal securities was in line with tax planning strategies given the 2011 acquisition of a limited partnership, which will afford us significant tax credits in 2012.

For the six months ended June 30, 2012, the investment portfolio averaged $135,633, an increase of $21,497 or 18.8% compared to $114,136 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 130 basis points to 3.40% for the six months ended June 30, 2012, from 4.70% for the comparable period of 2011.  The tax-equivalent yield decreased 6 basis points to 3.37% for the second quarter of 2012 from 3.44% for the first quarter of 2012.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities at June 30, 2012, included a net unrealized gain of $6,908 reflected as accumulated other comprehensive income of $4,559 in stockholders’ equity, net of deferred income taxes of $2,349.  This compares to a net unrealized gain of $5,523 at December 31, 2011, reflected as an accumulated other comprehensive income of $3,645, net of deferred income taxes of $1,878.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Loan Portfolio:

Loans, net increased $11,951, or 5.4% annualized, to $457,054 at June 30, 2012 from $445,103 at December 31, 2011.  The growth reflected increases in commercial loans and commercial real estate loans partially offset by decreases in residential real estate and consumer loans. Commercial loans increased $6,896, or 8.6% annualized, to $167,724 at June 30, 2012 compared to $160,828 at December 31, 2011. Commercial real estate loans increased $8,888, or 12.3% annualized, to $154,442 at June 30, 2012 compared to $145,554 at December 31, 2011.

Weak labor markets, coupled with higher food and energy prices, eroded consumer purchasing power during the first half of 2012. In addition, declining home and related equity values have further reduced household wealth. These factors resulted in a slowdown in the growth rate of consumer spending. Residential real estate mortgages decreased $3,092, or 5.3% annualized, to $115,033 at June 30, 2012 compared to $118,125 at December 31, 2011. Our consumer loan portfolio decreased 7.2% annualized, or $741, to $19,855 at June 30, 2012 compared to $20,596 at December 31, 2011. In comparison to the end of the second quarter of 2011, loans, net increased $30,399 or 7.1%.

For the six months ended June 30, 2012, loans averaged $458,877, an increase of $48,443 or 11.8% compared to $410,434 for the same period of 2011. The tax-equivalent yield on the loan portfolio was 5.45% for the six months ended June 30, 2012, a decrease of 26 basis points from 5.71% for the same period last year.  The tax-equivalent yield of the loan portfolio, in the second quarter of 2012, was unchanged compared to the first quarter of 2012.

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

Unused commitments on June 30, 2012, totaled $74,795, consisting of $58,147 in unfunded commitments of existing loan facilities and $16,648 in standby letters of credit.  Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon.  We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us.  In comparison, unused commitments, at December 31, 2011, totaled $69,800, consisting of $52,749 in unfunded commitments of existing loans and $17,051 in standby letters of credit.

We record an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at June 30, 2012 and December 31, 2011. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2012 and 2011, are summarized as follows:

	June 30, 2012	June 30, 2011
United States	8.2%	9.0%
Pennsylvania (statewide)	7.5%	8.0%
Lackawanna county	8.4%	8.5%
Susquehanna county	6.5%	7.5%
Wyoming county	8.5%	9.6%
New York (statewide)	8.9%	8.2%
Broome county	8.7%	8.5%

The employment conditions improved for the Nation and Pennsylvania, including all three counties representing our market areas in Pennsylvania but deteriorated in New York and Broome County, New York from one year ago.  Despite some improvements, employment conditions continued to be weak as unemployment levels remained at historical highs.

In spite of challenging economic factors, our asset quality has improved through the first half of 2012. Nonperforming assets decreased $853 or 8.0% to $9,803 at June 30, 2012, from $10,656 at December 31, 2011. We experienced decreases in nonaccrual loans which were partially offset by an increase in accruing loans past due 90 days or more and foreclosed assets. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 2.14% at June 30, 2012 compared to 2.39% at December 31, 2011.

Loans on nonaccrual status decreased $2,407 to $5,523 at June 30, 2012 from $7,930 at December 31, 2011. The reduction from year end was due primarily to a decrease of $2,639 in commercial and commercial real estate loans partially offset by an increase of $232 in residential real estate loans. The increase in foreclosed assets from $399 at December 31, 2011 to $1,889 as of June 30, 2012 was primarily due to one commercial property.

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

The allowance for loan losses increased $567 to $5,916 at June 30, 2012, from $5,349 at the end of 2011.  In comparison to June 30, 2011, the allowance for loan losses increased $763 from $5,153.  For the six months ended June 30, net charge-offs were $468 or 0.21% of average loans outstanding in 2012, a $296 increase compared to $172 or 0.04% of average loans outstanding in 2011. Net charge-offs totaled $63 and $7 in the second quarters of 2012 and 2011.

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s.  During the six months ended June 30, 2012, total deposits increased $43,828, or 17.8% annualized, to $538,111 from $494,283 at December 31, 2011.  Time deposits increased $3,320, or 6.1% annualized, to $111,919 at June 30, 2012, compared to $108,599 at December 31, 2011. Demand deposits, increased $3,707, or 8.0% annualized, to $96,692 at June 30, 2012, compared to $92,985 at December 31, 2011.  Interest-bearing checking deposits, including NOW and money market accounts, increased $29,950, or 65.3% annualized, to $122,230 at June 30, 2012, compared to $92,280 at December 31, 2011. Savings deposits increased $6,851, or 6.9% annualized, to $207,270 at June 30, 2012, compared to $200,419 at December 31, 2011. The largest increase was realized in interest-bearing checking deposits caused by the recently enacted law that allows financial institutions to pay interest on commercial checking accounts. As a result, we created a new bank product for certain accounts, which had been previously classified as borrowings. This reclassification added $27,563 to interest-bearing checking deposits at June 30, 2012.

For the quarter ended June 30, 2012, total deposits grew $35,979 or 28.8% annualized.  Interest-bearing deposits grew $36,640 or 36.4% annualized, while noninterest-bearing deposits decreased $661 or 2.7% annualized.  The majority of the growth in interest-bearing accounts was due to the previously discussed reclassification.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

For the six months ended June 30, 2012, average total deposits increased $49,513 to $503,577 compared to $454,064 for the same period of 2011. Noninterest-bearing deposits grew $16,844, while interest-bearing accounts increased $32,669. Our cost of interest-bearing deposits decreased 12 basis points to 1.04% for the six months ended June 30, 2012, from 1.16% for the same six months of 2011.  For the quarter, total deposits averaged $22,660 more in the second quarter 2012 compared to the prior quarter.  The cost of interest-bearing deposits decreased to 1.03% from 1.05% comparing the first quarter to the second quarter of 2012.

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

Total short-term borrowings at June 30, 2012, totaled $13,233 compared to $ 43,791 at December 31, 2011. The decrease was due to the reclassification of accounts previously carried as borrowings into a newly created deposit product in the second quarter of 2012. Long-term debt was $18,533 at June 30, 2012, compared to $18,927 at year end 2011.

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

Our cumulative one-year RSA/RSL ratio equaled 0.73 at June 30, 2012 and 0.65 at December 31, 2011.  Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position in the near term.  With regard to RSA, we predominantly offered medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offered a promotional certificate of deposit with a 72-month term. This position indicates that the amount of RSA repricing written one year would be less than that of RSL, thereby causing a reduction in net interest income with market rate increases.  However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2012, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within policy limits. We will continue to monitor our IRR for the remainder of 2012 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after June 30, 2012. Our noncore funds at June 30, 2012, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings.  These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2012, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 5.3%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled -4.6%. These ratios indicated that we had very little reliance on noncore funds at June 30, 2012. Comparatively, our ratios strengthened from year-end 2011 when they were 13.0% and -1.7%, respectively, indicating our reliance on noncore funds has decreased. The decrease in noncore funding reliance resulted primarily from an increase in fed funds sold and short-term investment securities. According to the most recent Bank Holding Company Performance Report for our Federal Reserve District, these ratios for our peer group were 15.3% and 3.6%.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $11,830 during the six months ended June 30, 2012. Cash and cash equivalents increased $5,259 for the same period last year. For the six months ended June 30, 2012, net cash inflows of $11,521 from financing activities and $3,890 from operating activities were partially offset by a $3,581 net cash outflow from investing activities. For the same period of 2011, net cash inflows of $22,730 from financing activities and $4,308 from operating activities were partially offset by a $21,779 net cash outflow from investing activities.

Financing activities provided net cash of $11,521 for the six months ended June 30, 2012, and $22,730 for the same six months of 2011. Deposit gathering is our predominant financing activity. During the first six months of 2012 deposit gathering increased, which resulted in a $43,828 increase in net cash. Similarly, deposit gathering provided net cash of $31,835 for the same period of 2011.  We continued to attract deposits from new and existing customers, including municipalities and school districts. However, deposit gathering in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania has slowed as many of the leases have been previously signed and funded.

Operating activities provided net cash of $3,890 for the six months ended June 30, 2012, and $4,308 for the same period of 2011. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $3,581 for the six months ended June 30, 2012, compared to $21,779 for the same period of 2011.  In both 2012 and 2011, a net increase in lending activities was the primary factor causing the net cash outflow from investing activities.

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

Capital:

Stockholders’ equity totaled $63,876 or $20.48 per share at June 30, 2012, compared to $59,613 or $17.90 per share at December 31, 2011. Net income of $4,704 for the six months ended June 30, 2012 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $1,308, common stock repurchases of $143, common stock issuances of $96 and other comprehensive income resulting from market value fluctuations in the investment portfolio of $914.

Year-to-date dividends declared equaled $0.42 per share in 2012, an increase of 5% compared to $0.40 in 2011. The dividend payout ratio was 27.8% for the six months ended June 30, 2012, compared to 30.5% for the same period in 2011. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2012 and 2011. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines.  We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of June 30, 2012, the Bank’s Tier I capital to total average assets was 8.86%.  The Bank’s Tier 1 capital to risk weighted asset ratio was 11.27% and the total capital to risk weighted asset ratio was 12.47% at June 30, 2012.  The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2012.

We repurchase stock in the open market to provide stock for our stock option and dividend reinvestment plans.  On April 29, 2011, our Board of Directors announced they would reinstate a previously authorized repurchase plan and we were directed to complete the plan through the purchase of the remaining 65,751 shares of the common stock authorized under the plan.  Through June 30, 2012, we have purchased 35,300 shares of stock at a total cost of $978.

Review of Financial Performance:

Net income for the second quarter of 2012 equaled $2,284 or $0.73 per share, a decrease of $75 or 3.2% compared to $2,359 or $0.75 per share for the second quarter of 2011. The decrease in earnings in 2012 was a result of the recognition of gains realized from the sale of other real estate in the second quarter of 2011 offset by higher net interest income in the second quarter of 2012 and decreases in other expenses in the current period compared to one year earlier. Return on average assets (“ROA”) measures our net income in relation to total assets.  Our ROA was 1.46% for the second quarter of 2012 compared to 1.63% for the same period of 2011.  Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders.  Our ROE was 15.36% for the second quarter of 2012 compared to 18.56% for the second quarter of 2011.  For the year, net income through the second quarter of 2012 equaled $4,704 or $1.51 per share, an increase of $546 or 13.1% compared to $4,158 or $1.32 per share for the same period of 2011.  Our ROA and ROE were 1.51% and 16.02% for the first half of 2012 compared to 1.47% and 16.74% for the same period of 2011.

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

For the three months ended June 30, 2012, tax-equivalent net interest income increased $352 or 6.1% to $6,096 in 2012 from $5,744 in 2011.  The net interest spread decreased to 3.86% for the three months ended June 30, 2012 from 3.96% for the three months ended June 30, 2011.  The net interest margin decreased to 4.09% for the second quarter of 2012 from 4.20% for the comparable period of 2011.  For the three months ended June 30, 2012, tax equivalent interest revenue increased $171, or 2.4%, to $7,386 as compared to $7,215 for the three months ended June 30, 2011.  The increase was primarily due to the growth in average earning assets which increased $49,764 to $598,893 for the second quarter of 2012 from $549,129 for the same period in 2011. The overall yield on earning assets, on a fully tax equivalent basis, decreased 31 basis points for the three months ended June 30, 2012 at 4.96% as compared to 5.27% for the three months ended June 30, 2011. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 26 basis points for the second quarter of 2012 to 5.45% from 5.71% for the second quarter of 2011.  Average loans increased to $463,596 for the quarter ended June 30, 2012 compared to $417,213 for the same period in 2011.  The resulting tax-equivalent interest earned on loans was $6,277 for the three month period ended June 30, 2012 compared to $5,937 for the same period in 2011, an increase of $340 or 5.7%. This indicates that the increase in interest revenue was volume driven when comparing the two periods.

Total interest expense decreased $181 or 12.3%, to $1,290 for the three months ended June 30, 2012 from $1,471 for the three months ended June 30, 2011.  This decrease was attributable to the decrease in the cost of funds since the average volume of interest bearing liabilities increased comparing the three months ended June 30, 2012 and 2011. The cost of funds decreased to 1.10% for the three months ended June 30, 2012 as compared to 1.31% for the same period in 2011.  Conversely, the average volume of interest bearing liabilities increased to $471,074 for the three months ended June 30, 2012 as compared to $448,963 for the three months ended June 30, 2011.  This increase was primarily due to the increase in average savings deposits.  Average savings deposits increased to $207,108 for the three months ended June 30, 2012 as compared to $191,608 for the same period in 2011. We continue to offer an above market rate on our certificate of savings account, which has attracted money that customers are not willing to invest elsewhere.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

For the six months ended June 30, 2012, tax-equivalent net interest income increased $722 or 6.3% to $12,154 in 2012 from $11,432 in 2011.  The net interest spread decreased to 3.86% for the six months ended June 30, 2012 from 4.04% for the six months ended June 30, 2011.  The net interest margin decreased to 4.10% for the six month period ended June 30, 2012 from 4.28% for the same period in 2011.

For the six months ended June 30, 2012, tax equivalent interest revenue increased $437, or 3.1%, to $14,727 as compared to $14,290 for the six months ended June 30, 2011.  The increase was primarily due to the growth in average earning assets which increased $57,637 to $596,554 for the first half of 2012 from $538,917 for the same period in 2011. The overall yield on earning assets, on a fully tax equivalent basis, decreased 39 basis points for the six months ended June 30, 2012 at 4.96% as compared to 5.35% for the six months ended June 30, 2011. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 26 basis points for the first half of 2012 to 5.45% from 5.71% for the second quarter of 2011.  Average loans increased to $458,877 for the six months ended June 30, 2012 compared to $410,434 for the comparable period of 2011.  Tax equivalent interest earned on loans was $12,427 for the six-month period ended June 30, 2012 compared to $11,613 for the same period in 2011, an increase of $814 or 7.0%.

Total interest expense decreased by $285 or 10.0%, to $2,573 for the six months ended June 30, 2012 from $2,858 for the six months ended June 30, 2011.  This decrease was the result of a favorable rate variance as the cost of funds decreased to 1.10% for the six months ended June 30, 2012 as compared to 1.31% for the same period in 2011. Counteracting the positive influence from the favorable rate variance was an increase in the average volume of interest bearing liabilities comparing the six months ended June 30, 2012 and 2011. Average interest bearing liabilities increased to $469,124 for the six months ended June 30, 2012 as compared to $440,723 for the six months ended June 30, 2011.  This increase was driven primarily by the increase in average savings and time deposits.  Average savings deposits increased $12,743 while average time deposit balances increased $9,797 comparing the six months ended June 30, 2012 to the same period in 2011.

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

	Six months ended
	June 2012			June 2011
	Average		Yield/	Average		Yield/
Assets:	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Loans
Taxable	$416,255	$11,197	5.41%	$373,091	$10,549	5.70%
Tax exempt	42,622	1,230	5.80	37,343	1,064	5.75
Investments
Taxable	100,517	1,254	2.51	69,692	1,316	3.81
Tax exempt	35,116	1,041	5.96	44,444	1,343	6.09
Interest bearing deposits	1,076	5	0.93	1,041	5	0.97
Federal funds sold	968		0.00	13,306	13	0.20
Total earning assets	596,554	14,727	4.96%	538,917	14,290	5.35%
Less: allowance for loan losses	5,549			4,297
Other assets	35,057			36,942
Total assets	$626,062			$571,562

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$36,148	104	0.58%	$40,208	125	0.63%
NOW accounts	58,717	175	0.60	44,528	123	0.56
Savings accounts	205,373	659	0.65	192,630	820	0.86
Time deposits less than $100	78,623	853	2.18	73,007	843	2.33
Time deposits $100 or more	31,010	328	2.13	26,829	265	1.99
Short term borrowings	40,514	111	0.55	36,441	162	0.90
Long-term debt	18,739	343	3.68	27,080	520	3.87
Total interest bearing liabilities	469,124	2,573	1.10%	440,723	2,858	1.31%
Non-interest bearing demand deposits	93,706			76,862
Other liabilities	4,199			3,898
Stockholders’ equity	59,033			50,079
Total liabilities and stockholders’ equity	$626,062			$571,562
Net interest income/spread		$12,154	3.86%		$11,432	4.04%
Net interest margin			4.10%			4.28%
Tax equivalent adjustments:
Loans		$418			$361
Investments		354			457
Total adjustments		$772			$818

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

For the three months and six months ended June 30, 2012, the provision for loan losses totaled $390 and $1,035. The provision for loan losses was $804 and $1,225 for those same periods in 2011.

Noninterest Income:

Noninterest income for the second quarter declined $1,293 or 49.2% to $1,337 in 2012 from $2,630 in 2011. For the six months ended June 30, 2012, noninterest income totaled $2,573, a decrease of $879 or 25.5% from $3,452 for the comparable period of 2011.  Mortgage banking income increased $230 to $376 for the six months ended June 30, 2012 from $146 for the same period last year as a result of an increase in the amount of loans sold in the six months ended of June 30, 2012. Revenue received from our Wealth Management Division decreased $94 year-to-date as a result of a declining appetite for investment type products and services in the global economic slowdown in 2012. In addition, year-to-date noninterest income for the six months ended June 30, 2011 included a $1,673 gain realized on the sale of a commercial property held as other real estate.

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

For the second quarter, noninterest expense decreased $172 or 4.2% to $3,898 in 2012 from $4,070 in 2011. Personnel costs rose 7.4%, while occupancy and equipment costs increased 7.7%.  Other expenses decreased comparing the second quarters of 2012 and 2011.  For the six months ended June 30, 2012, noninterest expense decreased $253 or 3.4% to $7,212 in 2012 from $7,465 in 2011.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $1,749 for the second quarter of 2012. The $121 or 7.4% increase was a result of additional staffing and normal merit increases.  For the six months ended June 30, 2012, salaries and benefit related expenses totaled $3,479 or 48.2% of total noninterest expense, an increase of $405 from $3,074 or 41.2% of total noninterest expense for the same six months of 2011.

We experienced a $54 or 7.7% increase in net occupancy and equipment expense comparing the second quarters of 2012 and 2011.  For the six months ended June 30, 2012, net occupancy and equipment expense totaled $1,543, an increase of $168 or 12.2% from $1,375 for the same six months of 2011. Increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods. The ongoing need for new technologies has increased the need for additional equipment and the costs associated with such equipment.

For the second quarter, other expenses decreased $347 or 19.9% comparing 2012 and 2011. For the six months ended June 30, 2012, other expenses totaled $2,190, a decrease of $826 or 27.4% compared to $3,016 for the same period of 2011. Insurance proceeds of $353 were received in 2012 for flood damages incurred in 2011 and offset other expenses on a comparative basis. Additionally, a prepayment penalty of $509 paid to the FHLB for the early redemption of a term borrowing is included in year-to-date 2011 other expenses. There were no such prepayments in 2012.

Income Taxes:

We recorded income tax expense of $490 or 17.7% of pre-tax income, and $751 or 24.1% of pre-tax income for the quarters ended June 30, 2012 and 2011. We recorded an income tax expense of $1,004 and $1,218 for the six-months ended June 30, 2012 and 2011. The effective tax rate decreased to 17.6% in 2012 from 22.7% in 2011.  We recognized a benefit of $370 in investment tax credits in 2012 in relation to our investment in elderly housing.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to drive longer term rates to historic lows as well as operating as a backstop to the financial industry through direct infusions of capital. While some federal programs to aid the economy have expired, there are no immediate signs that the current rate environment will change in the near term as the employment and housing sectors have shown only minimal signs of improvement. As such, we are operating within a steep, albeit low yield curve environment which has allowed us to maintain a strong net interest margin. At June 30, 2012, we are subject to a greater level of interest rate sensitivity given a falling rate scenario. The results of the latest financial simulation indicate a possible increase in net interest income of 3.5% given an instantaneous and parallel change of +200 basis points.  A decrease of 10.3% is shown in the model at a -200 basis point rate shock scenario.  Our net interest income risk position is within the guidelines established by the asset/liability policy for interest rate sensitivity testing.  We continuously monitor this rate sensitivity and act accordingly to minimize the risk to our overall asset liability position.  To mitigate our exposure from rising rates, we have implemented a plan to shorten the duration of earning assets and lengthen the duration of interest-bearing liabilities in order to improve net interest income in the future.

Equity value at risk is monitored regularly and was within established policy limits at June 30, 2012.  For further discussion related to quantitative and qualitative disclosures about market risk, refer to Item 7A of our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2001, the Board of Directors authorized the repurchase of 158,931 shares of the Company’s common stock.  The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended June 30, 2012.  As of June 30, 2012, there were 30,451 shares available for repurchase under the 2001 Stock Repurchase Program with no expiration date.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2012 – April 30, 2012	3,000	29.00	3,000	30,451
May 1, 2012 – May 31, 2012				30,451
June 1, 2012 – June 30, 2012				30,451
TOTAL	3,000	29.00	3,000

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

Registrant, Peoples Financial Services Corp.
Date: August 8, 2012	/s/ Alan W. Dakey
Alan W. Dakey
President and Chief Executive Officer (Principal Executive Officer)

Registrant, Peoples Financial Services Corp.
Date: August 8, 2012	/s/ Scott A. Seasock
Scott A. Seasock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14 (a) /15d-14 (a).	47

32		CEO and CFO Certifications Pursuant to Section 1350.	49

101
The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.