Form 10-Q/A
period 2012-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2012-08-15
CIK 1056943

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

PEOPLES FINANCIAL SERVICES CORP.

EXPLNATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6.  Exhibits

31 (i)	Certification of Chief Executive Officer Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32	Certification of Chief Executive Officer pursuant to Section 1350 of Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
101.REF	XBRL Taxonomy Extension Reference Linkbase**

*Filed with the 10Q
**Furnished, not filed, herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL SERVICES CORP.

/s/Alan W. Dakey	August 15, 2012
Alan W. Dakey, President, CEO
(Principal Executive Officer)

/s/Scott A. Seasock	August 15, 2012
Scott A. Seasock, Senior Vice President, CFO
(Principal Financial Officer)