Form 10-Q
period 2013-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2013-11-14
CIK 1056943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013 or

☐     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

0-23863
(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

82 Franklin Avenue, Hallstead, PA	18822
(Address of principal executive offices)	(Zip code)

(570) 879-2175
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 3,087,406 at October 31, 2013.

Exhibit index on page 46

PEOPLES FINANCIAL SERVICES CORP.
FORM 10-Q

For the Quarter Ended September 30, 2013

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$12,724	$9,777
Interest-bearing deposits in other banks	41	1,126
Federal funds sold	11,755	17,180
Investment securities available-for-sale	155,016	147,780
Loans held for sale	3,616	1,917
Loans, net	505,109	465,773
Less: allowance for loan losses	6,835	6,581
Net loans	498,274	459,192
Premises and equipment, net	8,621	8,685
Accrued interest receivable	3,395	3,272
Other assets	20,984	22,594
Total assets	$714,426	$671,523

Liabilities:
Deposits:
Noninterest-bearing	$117,170	$102,322
Interest-bearing	504,630	471,989
Total deposits	621,800	574,311
Short-term borrowings	17,854	12,764
Long-term debt	2,507	13,130
Accrued interest payable	219	425
Other liabilities	3,760	4,697
Total liabilities	646,140	605,327

Stockholders’ equity:
Common stock, par value $2.00; authorized 12,500,000 shares; issued 3,341,251 shares	6,683	6,683
Capital surplus	3,194	3,155
Retained earnings	61,956	57,781
Accumulated other comprehensive income	2,694	4,876
Less: Treasury stock, at cost, September 30, 2013, 253,845 shares; December 31, 2012, 256,995 shares	6,241	6,299
Total stockholders’ equity	68,286	66,196
Total liabilities and stockholders’ equity	$714,426	$671,523

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30	2013	2012	2013	2012
Interest income:
Interest and fees on loans:
Taxable	$6,042	$5,698	$17,675	$16,895
Tax-exempt	278	316	867	1,128
Interest and dividends on investment securities available-for-sale:
Taxable	630	558	1,795	1,797
Tax-exempt	345	325	1,041	1,012
Dividends	5	6	17	21
Interest on interest-bearing deposits in other banks		2	2	7
Interest on federal funds sold	18	11	32	11
Total interest income	7,318	6,916	21,429	20,871
Interest expense:
Interest on deposits	1,032	1,115	3,004	3,234
Interest on short-term borrowings	36	29	100	140
Interest on long-term debt	32	163	144	506
Total interest expense	1,100	1,307	3,248	3,880
Net interest income	6,218	5,609	18,181	16,991
Provision for loan losses	165	330	495	1,365
Net interest income after provision for loan losses	6,053	5,279	17,686	15,626
Noninterest income:
Service charges, fees, commissions and other	895	804	2,527	2,344
Wealth management income	195	180	589	461
Mortgage banking income	45	277	458	653
Net gain (loss) on sale of investment securities available-for-sale			(1)	383
Total noninterest income	1,135	1,261	3,573	3,841
Noninterest expense:
Salaries and employee benefits expense	2,307	1,792	6,265	5,271
Net occupancy and equipment expense	851	747	2,520	2,290
Other expenses	1,902	1,299	4,474	3,496
Total noninterest expense	5,060	3,838	13,259	11,057
Income before income taxes	2,128	2,702	8,000	8,410
Provision for income taxes	385	462	1,695	1,466
Net income	1,743	2,240	6,305	6,944
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(521)	321	(3,307)	2,086
Reclassification adjustment for gain on sales included in net income			1	(383)
Income tax expense (benefit) related to other comprehensive income (loss)	(177)	109	(1,124)	580
Other comprehensive income (loss), net of income taxes	(344)	212	(2,182)	1,123
Comprehensive income	$1,399	$2,452	$4,123	$8,067
Per share data:
Net income:
Basic	$0.56	$0.72	$2.04	$2.23
Diluted	$0.56	$0.72	$2.04	$2.23
Average common shares outstanding:
Basic	3,087,249	3,118,356	3,085,901	3,118,298
Diluted	3,087,408	3,118,356	3,086,110	3,118,705
Dividends declared	$0.23	$0.22	$0.69	$0.64

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2013	$6,683	$3,155	$57,781	$4,876	$(6,299)	$66,196
Net income			6,305			6,305
Other comprehensive loss, net of income taxes				(2,182)		(2,182)
Dividends declared: $0.69 per share			(2,130)			(2,130)
Reissuance under option plan: 3,150 shares		39			58	97
Balance, September 30, 2013	$6,683	$3,194	$61,956	$2,694	$(6,241)	$68,286

Balance, January 1, 2012	$6,683	$3,141	$51,342	$3,645	$(5,198)	$59,613
Net income			6,944			6,944
Other comprehensive income, net of income taxes				1,123		1,123
Dividends declared: $0.64 per share			(1,995)			(1,995)
Reissuance under option plan: 4,500 shares		12			82	94
Purchase of treasury stock 5,000 shares					(143)	(143)
Balance, September 30, 2012	$6,683	$3,153	$56,291	$4,768	$(5,259)	$65,636

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands, except per share data)

For the Nine Months Ended September 30	2013	2012
Cash flows from operating activities:
Net income	$6,305	$6.944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	664	631
Amortization of intangibles	81	123
Provision for loan losses	495	1,365
Loss on sale of other real estate owned	109	7
Net amortization of investment securities available-for-sale	1,729	1,468
Amortization of deferred loan costs	211	203
Loss (gain) on sale of investment securities available-for-sale	1	(383)
Net income from investment in life insurance	(274)	(284)
Net change in:
Loans held for sale	(1,699)	(635)
Accrued interest receivable	(123)	57
Other assets	1,959	481
Accrued interest payable	(206)	(21)
Other liabilities	(937)	(2,335)
Net cash provided by operating activities	8,315	7,621
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	300	5,216
Proceeds from repayments on investment securities available-for-sale	14,593	12,809
Purchases of investment securities available-for-sale	(27,165)	(16,591)
Net increase in loans	(39,878)	(27,421)
Purchases of premises and equipment	(600)	(1,296)
Purchases of investment in life insurance		(450)
Proceeds from sale of other real estate owned	949	62
Net cash used in investing activities	(51,801)	(27,671)
Cash flows from financing activities:
Net increase in deposits	47,489	60,129
Repayment of long-term debt	(10,623)	(5,594)
Net increase (decrease) in short-term borrowings	5,090	(30,193)
Repurchase of common shares		(143)
Reissuance of common shares	97	94
Cash dividends paid	(2,130)	(1,995)
Net cash provided by financing activities	39,923	22,298
Net increase (decrease) in cash and cash equivalents	(3,563)	2,248
Cash and cash equivalents at beginning of year	28,083	10,559
Cash and cash equivalents at end of period	$24,520	$12,807
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,454	$3,901
Income taxes	$2,200	$1,050
Noncash items:
Transfers from loans to other real estate owned	$90	$1,489

See Notes to Consolidated Financial Statements

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	Basis of presentation:

The accompanying unaudited consolidated financial statements of  Peoples Financial Services Corp, and subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Regulation S-X and reporting practices applied in the banking industry. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform with the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2013, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, refer to the Notes to Consolidated Financial Statements for the year ended December 31, 2012, included in the Form S-4 filed with the Securities and Exchange Commission on August 13, 2013.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

2.	Other comprehensive income (loss):

The reclassification adjustment for gain (loss) on investment securities available-for-sale is included in net gain (loss) on sale of investment securities available-for-sale in total noninterest income on the Consolidated Statements of Income and Comprehensive Income.  The income tax expense (benefit) on the net gain (loss) on sale of investment securities available-for-sale is included in the provision for income taxes on the Consolidated Statements of Income and Comprehensive Income.

3.	Earnings per share:

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Stock options for 2,878 and 5,800 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, because they were antidilutive.

4.	Investment securities available-for-sale:

The amortized cost and fair value of investment securities available-for-sale aggregated by investment category at September 30, 2013 and December 31, 2012 are summarized as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises	$29,147	$2,169		$31,316
State and municipals:
Taxable	16,139	967	$3	17,103
Tax-exempt	47,263	880	384	47,759
Corporate debt securities	4,034	265		4,299
Mortgage-backed securities:
U.S. Government agencies	21,144	156	190	21,110
U.S. Government-sponsored enterprises	32,720	256	98	32,878
Common equity securities	487	85	21	551
Total	$150,934	$4,778	$696	$155,016

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises	$29,375	$3,556		$32,931
State and municipals:
Taxable	16,611	2,083		18,694
Tax-exempt	45,480	2,035	$127	47,388
Corporate debt securities	4,038	139	306	3,871
Mortgage-backed securities:
U.S. Government agencies	21,532	173	151	21,554
U.S. Government-sponsored enterprises	22,868	129	129	22,868
Common equity securities	488	17	31	474
Total	$140,392	$8,132	$744	$147,780

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.	Investment securities available-for-sale (continued)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2013, is summarized as follows:

September 30, 2013	Fair Value
Within one year	$1,518
After one but within five years	38,096
After five but within ten years	30,045
After ten years	30,818
100,477
Mortgage-backed securities	53,988
Total	$154,465

Securities with a carrying value of $103,457 and $89,699 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

At September 30, 2013 and December 31, 2012, there were no securities of any individual issuer, except for U.S. Government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities available-for-sale with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable	$497	$3			$497	$3
Tax-Exempt	13,828	384			13,828	384
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	9,753	190			9,753	190
U.S. Government-sponsored enterprises	6,579	12	$3,086	$86	9,665	98
Common equity securities			116	21	116	21
Total	$30,657	$589	$3,202	$107	$33,859	$696

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.	Investment securities available-for-sale (continued)

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-exempt	$12,483	$127			$12,483	$127
Corporate debt securities			$2,705	$306	2,705	306
Mortgage-backed securities:
U.S. Government agencies	11,934	146	838	5	12,772	151
U.S. Government-sponsored enterprises	9,042	83	4,229	46	13,271	129
Common equity securities			106	31	106	31
Total	$33,459	$356	$7,878	$388	$41,337	$744

The Company had 49 investment securities, consisting of 37 tax-exempt and one taxable state and municipal obligation, nine mortgage-backed securities and two common equity securities that were in unrealized loss positions at September 30, 2013.  Of these securities, two mortgage-backed securities and two common equity securities were in continuous unrealized loss positions for 12 months or more.  In comparison, the Company had 59 investment securities, consisting of 36 tax-exempt state and municipal obligations, two corporate debt securities, 19 mortgage-backed securities and two common equity securities, which were in unrealized loss positions at December 31, 2012.  Of these securities, seven mortgage-backed securities, and each of the corporate debt securities and common equity securities were in continuous unrealized loss positions for 12 months or more.  The unrealized losses on the common equity securities were a direct reflection of reductions in stock values in the financial industry sector, as a whole, and were not a result of credit or other issues that would cause the Company to recognize an OTTI charge.  Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company did not consider the unrealized losses to be OTTI at September 30, 2013 and December 31, 2012. In addition, there was no OTTI recognized for the nine month periods ended September 30, 2013 and 2012.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2013 and December 31, 2012 are summarized as follows. Net deferred loan costs were $679 at September 30, 2013, and $589 at December 31, 2012.

	September 30, 2013	December 31, 2012
Commercial	$187,462	$170,379
Real estate:
Commercial	181,557	158,798
Residential	117,796	117,527
Consumer	18,294	19,069
Total	$505,109	$465,773

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

		Real estate
September 30, 2013	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance July 1, 2013	$2,711	$2,831	$886	$176	$131	$6,735
Charge-offs	(46)			(24)		(70)
Recoveries	(2)		(2)	9		5
Provisions	18	(1)	65	16	67	165
Ending balance	$2,681	$2,830	$949	$177	$198	$6,835

		Real estate
September 30, 2013	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2013	$2,024	$2,101	$1,206	$234	$1,016	$6,581
Charge-offs	(46)	(58)	(187)	(53)		(344)
Recoveries	2		77	24		103
Provisions	701	787	(147)	(28)	(818)	495
Ending balance	$2,681	$2,830	$949	$177	$198	$6,835

		Real estate
September 30, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, July 1, 2012	$2,117	$1,970	$819	$197	$813	$5,916
Charge-offs	(12)			(90)		(102)
Recoveries	1			152		153
Provisions	(10)	21	137	(68)	250	330
Ending balance	$2,096	$1,991	$956	$191	$1,063	$6,297

		Real estate
September 30, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance, January 1, 2012	$2,047	$1,515	$761	$198	$828	$5,349
Charge-offs	(219)	(100)	(21)	(267)		(607)
Recoveries	2			188		190
Provisions	266	576	216	72	235	1,365
Ending balance	$2,096	$1,991	$956	$191	$1,063	$6,297

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2013 and December 31, 2012 is summarized as follows:

		Real estate
September 30, 2013	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,681	$2,830	$949	$177	$198	$6,835
Ending balance: individually evaluated for impairment	386	424	297			1,107
Ending balance: collectively evaluated for impairment	$2,295	$2,406	$652	$177	$198	$5,728
Loans receivable:
Ending balance	$187,462	$181,557	$117,796	$18,294		$505,109
Ending balance: individually evaluated for impairment	3,275	13,388	1,891			18,554
Ending balance: collectively evaluated for impairment	$184,187	$168,169	$115,905	$18,294		$486,555

		Real estate
December 31, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,024	$2,101	$1,206	$234	$1,016	$6,581
Ending balance: individually evaluated for impairment	327	239	283	6		855
Ending balance: collectively evaluated for impairment	$1,697	$1,862	$923	$228	$1,016	$5,726
Loans receivable:
Ending balance	$170,379	$158,798	$117,527	$19,069		$465,773
Ending balance: individually evaluated for impairment	5,169	7,137	1,522	6		13,834
Ending balance: collectively evaluated for impairment	$165,210	$151,661	$116,005	$19,063		$451,939

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
•	Special Mention- A loan that has potential weaknesses that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution's credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.
•	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful- A loan classified as Doubtful has all the weakness inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
•	Loss-A loan classified as Loss is considered uncollectible and of such little value that their continuance as bankable loans is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

The following tables present the major classifications of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2013 and December 31, 2012:

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$179,054	$5,186	$815	$2,407	$187,462
Real estate:
Commercial	165,829	3,960	8,029	3,739	181,557
Residential	115,557	348	227	1,664	117,796
Consumer	18,278	16			18,294
Total	$478,718	$9,510	$9,071	$7,810	$505,109

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$161,236	$5,752	$1,113	$2,278	$170,379
Real estate:
Commercial	146,205	5,302	3,120	4,171	158,798
Residential	116,042			1,485	117,527
Consumer	19,058	11			19,069
Total	$442,541	$11,065	$4,233	$7,934	$465,773

Information concerning nonaccrual loans by major loan category at September 30, 2013 and December 31, 2012, is as follows:

	September 30, 2013	December 31, 2012
Commercial	$2,407	$2,278
Real estate:
Commercial	3,739	4,171
Residential	1,664	1,485
Consumer
Total	$7,810	$7,934

The major categories of the loan portfolio by past due status at September 30, 2013 and December 31, 2012, are summarized as follows:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$272	$3	$2,254	$2,529	$184,933	$187,462	$53
Real estate:
Commercial	1,041	1,540	429	3,010	178,547	181,557
Residential	1,138	231	1,177	2,546	115,250	117,796
Consumer	341	152	444	937	17,357	18,294	444
Total	$2,792	$1,926	$4,304	$9,022	$496,087	$505,109	$497

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$883	$255	$324	$1,462	$168,917	$170,379	$324
Real estate:
Commercial	2,268	245	22	2,535	156,263	158,798	22
Residential	1,528		21	1,549	115,978	117,527	21
Consumer	411	192	494	1,097	17,972	19,069	494
Total	$5,090	$692	$861	$6,643	$459,130	$465,773	$861

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

The following tables summarize information in regards to impaired loans as of and for the three and nine months ended September 30, 2013 and 2012, and as of and for the year ended December 31, 2012, by loan portfolio class:

				This Quarter		Year to Date
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$755	$755		$1,076	$17	$1,167	$59
Real estate:
Commercial	10,133	10,133		11,148	63	7,884	146
Residential	1,096	1,096		1,201	2	983	5
Consumer
Total	11,984	11,984		13,425	82	10,034	210

With an allowance recorded:
Commercial	2,520	2,520	$386	2,505	1	2,661	1
Real estate:
Commercial	3,255	3,255	424	3,300	53	3,312	112
Residential	795	795	297	737	5	933	5
Consumer
Total	6,570	6,570	1,107	6,542	59	6,906	118

Commercial	3,275	3,275	386	3,581	18	3,828	60
Real estate:
Commercial	13,388	13,388	424	14,448	116	11,196	258
Residential	1,891	1,891	297	1,938	7	1,916	10
Consumer
Total	$18,554	$18,554	$1,107	$19,967	$141	$16,940	$328

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

				For the Year Ended
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,782	$3,782		$4,792	$114
Real estate:
Commercial	3,354	3,354		1,632	72
Residential	359	359		771
Consumer
Total	7,495	7,495		7,195	186

With an allowance recorded:
Commercial	1,387	1,387	$327	2,798	10
Real estate:
Commercial	3,783	3,783	239	3,749	120
Residential	1,163	1,163	283	910
Consumer	6	6	6	2
Total	6,339	6,339	855	7,459	130

Commercial	5,169	5,169	327	7,590	124
Real estate:
Commercial	7,137	7,137	239	5,381	192
Residential	1,522	1,522	283	1,681
Consumer	6	6	6	2
Total	$13,834	$13,834	$855	$14,654	$316

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

				This Quarter		Year to Date
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$4,953	$4,953		$5,267	$100	$4,679	$132
Real estate:
Commercial	862	862		1,002	25	1,004	103
Residential	539	539		716		760
Consumer
Total	6,354	6,354		6,985	125	6,443	235

With an allowance recorded:
Commercial	1,528	1,528	$396	1,617	10	2,818	55
Real estate:
Commercial	3,800	3,800	108	3,758	97	3,745	161
Residential	1,058	1,058	259	1,189		781
Consumer
Total	6,386	6,386	763	6,564	107	7,344	216

Commercial	6,481	6,481	396	6,884	110	7,497	187
Real estate:
Commercial	4,662	4,662	108	4,760	122	4,749	264
Residential	1,597	1,597	259	1,905		1,541
Consumer
Total	$12,740	$12,740	$763	$13,549	$232	$13,787	$451

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition for which concessions have been granted.  From time to time, the Company has modified loans and not accounted for them as troubled debt restructurings.  Given the current economic environment, especially with respect to interest rates, there have been instances where a good customer has come in to renegotiate for a more favorable rate or one more in line with market rates.  Given these and similar circumstances the Company has made modifications to keep the relationship.  In such cases, these are not accounted for or reported as a troubled debt restructured loan as there was no deterioration in the borrower’s condition.  Trouble debt restructurings totaled $3,693 at September 30, 2013, $3,787 at December 31, 2012 and $3,817 at September 30, 2012.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.	Loans, net and allowance for loan losses (continued)

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

•	Rate Modification - A modification in which the interest rate is changed.
•	Term Modification - A modification in which the maturity date, timing of payments or frequency of payments is changed.
•	Interest Only Modification - A modification in which the loan is converted to interest only payments for a period of time.
•	Payment Modification - A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.
•	Combination Modification - Any other type of modification, including the use of multiple categories above.

Information concerning trouble debt restructurings by major loan category at September 30, 2013 and December 31, 2012 is summarized as follows:

September 30, 2013	Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	2		$2,074	$2,074
Real estate:
Commercial	1	$1,619		1,619
Residential
Consumer
Total	3	$1,619	$2,074	$3,693

December 31, 2012	Number of Contracts	Accrual Status	Nonaccrual Status	Total Modifications
Commercial	2		$2,146	$2,146
Real estate:
Commercial	1	$1,641		1,641
Residential
Consumer
Total	3	$1,641	$2,146	$3,787

There were no new troubled debt restructurings that occurred during the nine months ended September 30, 2013 and 2012.  There were no defaults of loans considered troubled debt restructurings for the nine months ended September 30, 2013 and 2012.  There were no charge-offs as a result of the troubled debt restructurings.

6.	Stock-based compensation:

As of September 30, 2013, all stock options were fully vested and there are no unrecognized compensation costs related to stock options.  There were no stock options granted during the three and nine month periods ending September 30, 2013 and 2012.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.	Off-balance sheet financial instruments:

The Company does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $14,100 of standby letters of credit at September 30, 2013.  The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral supporting these letters of credit as deemed necessary.  The maximum undiscounted exposure related to these commitments at September 30, 2013 was $14,100 and the approximate value of underlying collateral upon liquidation, that would be expected to cover this maximum potential exposure, was $13,078.

8.	Fair value estimates:

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and the valuation techniques applied:

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	Fair value estimates (continued)

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

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	Fair value estimates (continued)

Assets and liabilities at fair value or a recurring and nonrecurring basis at September 30, 2013 and December 31, 2012, are summarized as follows:

	Fair Value Measurement Using
September 30, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$31,316		$31,316
State and municipals:
Taxable	17,103		17,103
Tax-exempt	47,759		47,759
Corporate debt securities	4,299		4,299
Mortgage-backed securities:
U.S. Government agencies	21,110		21,110
U.S. Government-sponsored enterprises	32,878		32,878
Common equity securities:	551	$551
Total investment securities available-for-sale	$155,016	$551	$154,465
Total recurring fair value measurements	$155,016	$551	$154,465

Nonrecurring fair value measurements:
Impaired loans	$5,463			$5,463
Other real estate owned
Total nonrecurring fair value measurements	$5,463			$5,463

	Fair Value Measurement Using
December 31, 2012	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$32,931		$32,931
State and municipals:
Taxable	18,694		18,694
Tax-exempt	47,388		47,388
Corporate debt securities	3,871		3,871
Mortgage-backed securities:
U.S. Government agencies	21,554		21,554
U.S. Government-sponsored enterprises	22,868		22,868
Common equity securities:	474	$474
Total investment securities available-for-sale	$147,780	$474	$147,306
Total recurring fair value measurements	$147,780	$474	$147,306

Nonrecurring fair value measurements:
Impaired loans	$5,484			$5,484
Other real estate owned	2,003			2,003
Total nonrecurring fair value measurements	$7,487			$7,487

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	Fair value estimates (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,463	Appraisal of collateral	Appraisal adjustments	0.0% to 25.0% (23.8%)
			Liquidation expenses	0.0% to 6.0% (5.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,484	Appraisal of collateral	Appraisal adjustments	20.0% to 25.0% (24.6%)
			Liquidation expenses	6.0% to 10.0% (8.8%)
Other real estate owned	$2,003	Appraisal of collateral	Appraisal adjustments	20.0% to 25.0% (24.6%)
			Liquidation expenses	6.0% to 10.0% (8.8%)

Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 Inputs which are not identifiable.

Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.  Higher downward adjustments are caused by adverse changes in the condition of the collateral, actual offers or sales contract received or age of the appraisal.

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	Fair value estimates (continued)

The carrying and fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012, and their placement within the fair value hierarchy, are as follows:

			Fair Value Hierarchy
September 30, 2013	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$24,520	$24,520	$24,520
Investment securities available-for-sale	155,016	155,016	$551	$154,465
Loans held for sale	3,616	3,616		3,616
Net loans	498,274	504,668			$504,668
Accrued interest receivable	3,395	3,395		3,395
Restricted equity securities	1,002	1,002		$1,002
	$685,823	$692,217
Financial liabilities:
Deposits	$621,800	$624,294		$624,294
Short-term borrowings	17,854	17,854		17,854
Long-term debt	2,507	2,599		2,599
Accrued interest payable	219	219		$219
	$642,380	$644,966

			Fair Value Hierarchy
December 31, 2012	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$28,083	$28,083	$28,083
Investment securities available-for-sale	147,780	147,780	$474	$147,306
Loans held for sale	1,917	1,917		1,917
Net loans	459,192	466,166			$466,166
Accrued interest receivable	3,272	3,272		3,272
Restricted equity securities	1,972	1,972		$1,972
Total	$642,216	$649,190
Financial liabilities:
Deposits	$574,311	$578,628		$578,628
Short-term borrowings	12,764	12,764		12,764
Long-term debt	13,130	13,354		13,354
Accrued interest payable	425	425		$425
Total	$600,630	$605,171

PEOPLES FINANCIAL SERVICES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.	Fair value estimates (continued)

The following methods and assumptions were used to measure the fair value of certain assets and liabilities carried at cost on the Company’s consolidated balance sheets:

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

For a further discussion of our critical accounting policies, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements for the year ended December 31, 2012, included in the Form S-4 filed with the Securities and Exchange Commission on August 13, 2013. This note lists the significant accounting policies used by us in the development and presentation of the financial statements. This MD&A, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Operating Environment:

Economic activity in the United States improved moderately during the first three quarters of 2013 although unemployment remains stubbornly elevated at 7.2%. The American economy grew at an annual rate of 2.8% in the third quarter, significantly better than economists had expected and the fastest pace reported in 2013. In addition, the housing market index, as last reported, was at 57. Any reading over 50 indicates that more builders view the condition of the housing market to be good rather than poor. The Federal Open Market Committee’s (“FOMC”) Beige Book, which was released in advance of the October, 2013 meeting of the FOMC, indicated a moderate pace of growth in the economy. The report indicated that consumer spending has continued to rise, aided by lower energy prices. Additionally, the manufacturing sector continues to expand, with the automotive and aerospace industries leading the way.

On June 28, 2013, we entered into a merger agreement with Penseco Financial Services Corporation (“Penseco”), pursuant to which Penseco would merge with and into us. The merger agreement provides that shareholders of Penseco will receive a fixed ratio of 1.3636 shares of our common stock for each outstanding share of Penseco’s common stock, subject to potential adjustment upon the occurrence of certain unforeseen events described in the merger agreement. Upon completion of the merger, the combined company is expected to have approximately $1.6 billion in assets. The transaction has been unanimously approved by the Board of Directors of both Penseco and us, and has received required approvals from the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking, and the Federal Reserve Bank of Philadelphia. The transaction remains subject to the approvals of the shareholders of both Penseco and us and the satisfaction of other customary closing conditions. It is expected to be completed in the fourth quarter of 2013.

Review of Financial Position:

Total assets grew $42,903 or at an annualized rate of 8.5% to $714,426 at September 30, 2013, from $671,523 at December 31, 2012. For the nine months ended September 30, 2013, total assets averaged $684,125, an increase of $50,887 or 8.0%, from $633,238 for the same period of 2012. The 2013 balance sheet growth was driven by increases in total deposits of $47,489, an annualized growth rate of 11.1%.  Interest-bearing deposits increased $32,641, while noninterest-bearing deposits grew $14,848.  Loans, net increased $39,336 or at an annualized rate of 11.3% to $505,109 at September 30, 2013, compared to $465,773 at December 31, 2012. Total stockholders’ equity increased $2,090 or at an annualized rate of 4.2%, from $66,196 at year-end 2012 to $68,286 at September 30, 2013.

Investment Portfolio:

The entire securities portfolio is held as available for sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur.  Investment securities totaled $155,016 at September 30, 2013, an increase of $7,236 or 4.9% from $147,780 at December 31, 2012.  The increase resulted from the purchase of U.S. Government-sponsored mortgage-backed securities. The U.S. Government and Government-sponsored mortgage-backed securities sector totaled $53,988, or 34.8% of the portfolio at September 30, 2013, as compared to $44,422, or 30.1% at December 31, 2012.  The purchases were of highly structured securities with short average lives and offering stable cash flows in order to fund future loan demand.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

For the nine months ended September 30, 2013, the investment portfolio averaged $147,214, an increase of $14,802 or 11.2% compared to $132,412 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 30 basis points to 3.08% for the nine months ended September 30, 2013, from 3.38% for the comparable period of 2012.  The tax-equivalent yield decreased 2 basis points to 3.08% for the third quarter of 2013 from 3.10% for the second quarter of 2013.

Securities available for sale are accounted for at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income component of stockholders’ equity.  The carrying value of securities at September 30, 2013, included a net unrealized gain of $4,082 reflected as accumulated other comprehensive income of $2,694 in stockholders’ equity, net of deferred income taxes of $1,388.  This compares to a net unrealized gain of $7,388 at December 31, 2012, reflected as an accumulated other comprehensive income of $4,876, net of deferred income taxes of $2,512.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio monthly.  Through active balance sheet management and analysis of the securities portfolio, we maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loans, net increased $39,336, or 11.3% annualized, to $505,109 at September 30, 2013 from $465,773 at December 31, 2012.  The growth reflected increases in commercial loans, commercial real estate loans and residential real estate loans partially offset by a decrease in consumer loans. Commercial loans increased $17,083, or 13.4% annualized, to $187,462 at September 30, 2013 compared to $170,379 at December 31, 2012. Commercial real estate loans increased $22,759, or 19.2% annualized, to $181,557 at September 30, 2013 compared to $158,798 at December 31, 2012.

A gradual improvement in real estate markets has contributed to a slight increase in residential real estate mortgages of $269, or 0.3% annualized, to $117,796 at September 30, 2013 compared to $117,527 at December 31, 2012. As our student loan portfolio continues to shrink from normal payments and prepayments, the overall consumer loan portfolio decreased in 2013. Our consumer loan portfolio decreased 5.4% annualized, or $775, to $18,294 at September 30, 2013 compared to $19,069 at December 31, 2012.

For the nine months ended September 30, 2013, loans averaged $486,200, an increase of $26,747 or 5.8% compared to $459,453 for the same period of 2012. The tax-equivalent yield on the loan portfolio was 5.22% for the nine months ended September 30, 2013, a decrease of 19 basis points from 5.41% for the same period last year.  The tax-equivalent yield of the loan portfolio was 5.14% in the third quarter of 2013 compared to 5.30% in the second quarter of 2013.

In addition to the risks inherent in our loan portfolio, in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit made under the same underwriting standards as on-balance sheet instruments, and may involve, to varying degrees, elements of credit risk and interest rate risk  (“IRR”) in excess of the amount recognized in the financial statements.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Unused commitments on September 30, 2013, totaled $103,177, consisting of $89,077 in unfunded commitments of existing loan facilities and $14,100 in standby letters of credit.  Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon.  We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us.  In comparison, unused commitments, at December 31, 2012, totaled $77,342, consisting of $65,696 in unfunded commitments of existing loans and $11,646 in standby letters of credit.

We record an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at September 30, 2013 and December 31, 2012. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2013 and 2012, are summarized as follows:

	September 30, 2013	September 30, 2012
United States	7.2%	7.8%
Pennsylvania (statewide)	7.8%	7.5%
Lackawanna county	9.4%	8.5%
Susquehanna county	6.7%	6.8%
Wyoming county	8.9%	8.8%
New York (statewide)	7.5%	8.1%
Broome county	7.6%	8.4%

The employment conditions improved for the Nation, New York, Broome County in New York and Susquehanna County in Pennsylvania, but deteriorated in Pennsylvania and the counties of Lackawanna and Wyoming in Pennsylvania from one year ago.  Despite some improvements, employment conditions continued to be weak as unemployment levels remained at historical highs.

In spite of these and other challenging economic factors, our asset quality has improved in 2013. Nonperforming assets decreased $1,470 or 11.8% to $10,969 at September 30, 2013, from $12,439 at December 31, 2012. We experienced decreases in nonaccrual loans, accruing loans past due 90 days or more and foreclosed assets. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 2.17% at September 30, 2013 compared to 2.66% at December 31, 2012.

Loans on nonaccrual status decreased $124 to $7,810 at September 30, 2013 from $7,934 at December 31, 2012. The reduction from year end was due primarily to a decrease of $432 in commercial real estate loans partially offset by increases of $129 in commercial loans and $179 residential real estate loans. The decrease in foreclosed assets from $2,003 at December 31, 2012 to $1,043 as of September 30, 2013 was primarily due to one commercial property and one residential real estate property.

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

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450 “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

The allowance for loan losses increased $254 to $6,835 at September 30, 2013, from $6,581 at the end of 2012.  In comparison to September 30, 2012, the allowance for loan losses increased $538 from $6,297.  For the nine months ended September 30, net charge-offs were $241 or 0.07% of average loans outstanding in 2013, a $176 decrease compared to $417 or 0.12% of average loans outstanding for the same period last year. Net charge-offs totaled $65 in the third quarter of 2013 compared to net recoveries of $51 in the third quarter of 2012.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and individual retirement attounts.  During the nine months ended September 30, 2013, total deposits increased $47,489, or 11.1% annualized, to $621,800 from $574,311 at December 31, 2012.  Time deposits less than $100 increased $897 or 1.5% annualized, to $83,105 at September 30, 2013, compared to $82,208 at December 31, 2012 while time deposits greater than $100 decreased $269 or 1.0% annualized, to $34,956 from $35,225 during that same time period. Demand deposits, increased $14,848, or 19.4% annualized, to $117,170 at September 30, 2013, compared to $102,322 at December 31, 2012.  Interest-bearing checking deposits, including NOW and money market accounts, increased $22,847, or 21.9% annualized, to $162,151 at September 30, 2013, compared to $139,304 at December 31, 2012. Savings deposits increased $9,166, or 5.7% annualized, to $224,418 at September 30, 2013, compared to $215,252 at December 31, 2012.

For the nine months ended September 30, 2013, average total deposits increased $72,767 to $591,485 compared to $518,718 for the same period of 2012. Average noninterest-bearing deposits grew $13,450, while interest-bearing accounts increased $59,317. Our cost of interest-bearing deposits decreased 19 basis points to 0.83% for the nine months ended September 30, 2013, from 1.02% for the same nine months of 2012.  For the quarter, total deposits averaged $67,431 more in the third quarter of 2013 compared to the same quarter in 2012.  The cost of interest-bearing deposits decreased to 0.82% from 0.99% comparing the third quarter of 2013 to the third quarter of 2012.

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

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management.  Advances are available from the Federal Home Loan Bank (“FHLB”) provided certain standards related to credit worthiness have been met.  Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2013, totaled $17,854 compared to $12,764 at December 31, 2012. The increase was due to increases in cash management balances carried by commercial deposit customers. Long-term debt was $2,507 at September 30, 2013, compared to $13,130 at year end 2012 due to the contractual maturities of those borrowings.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Market Risk Sensitivity:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Our cumulative one-year RSA/RSL ratio equaled 0.65 at September 30, 2013.  Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position in the near term.  With regard to RSA, we predominantly offered medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offered a promotional certificate of deposit with an 84-month term. The current RSA/RSL position indicates that the amount of RSA repricing within one year would be less than that of RSL, thereby causing a reduction in net interest income with market rate increases.  However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2013, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within policy limits. We will continue to monitor our IRR for the remainder of 2013 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after September 30, 2013. Our noncore funds at September 30, 2013, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings.  These funds are not considered to be a strong source of liquidity since they are interest rate sensitive and are considered to be highly volatile. At September 30, 2013, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 4.4%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 0.2%. These ratios indicated that we had minimal reliance on noncore funds at September 30, 2013. Comparatively, our ratios weakened slightly from year-end 2012 when they were 3.7% and -1.7%, respectively. According to the most recent Bank Holding Company Performance Report for our Federal Reserve District, these ratios for our peer group were 14.4% and 4.6%.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $3,563 during the nine months ended September 30, 2013. Cash and cash equivalents increased $2,248 for the same period last year. For the nine months ended September 30, 2013, net cash inflows of $39,923 from financing activities and $8,315 from operating activities were more than offset by a $51,801 net cash outflow from investing activities. For the same period of 2012, net cash inflows of $22,298 from financing activities and $7,621 from operating activities were partially offset by a $27,671 net cash outflow from investing activities.

Financing activities provided net cash of $39,923 for the nine months ended September 30, 2013, and $22,298 for the same nine months of 2012. Deposit gathering is our predominant financing activity. During the three quarters ended September 30, 2013 deposit gathering increased, which resulted in a $47,489 increase in net cash. Similarly, deposit gathering provided net cash of $60,129 for the same period of 2012.  We continued to attract deposits from new and existing customers, including municipalities and school districts. Also, deposit gathering in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania has continued as many of the leased properties have generated significant royalty income.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Operating activities provided net cash of $8,315 for the nine months ended September 30, 2013, and $7,621 for the same period of 2012. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $51,801 for the nine months ended September 30, 2013, compared to $27,671 for the same period of 2012.  In both 2013 and 2012, a net increase in lending activities was the primary factor causing the net cash outflow from investing activities with investment portfolio purchases also contributing to the 2013 increase.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by providing readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios.  The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $68,286 or $22.12 per share at September 30, 2013, compared to $66,196 or $21.46 per share at December 31, 2012. Net income of $6,305 for the nine months ended September 30, 2013 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,130, common stock issuances of $97 and other comprehensive losses resulting from market value fluctuations in the investment portfolio of $2,182.

Year-to-date dividends declared equaled $0.69 per share in 2013, an increase of 7.8% compared to $0.64 in 2012. The dividend payout ratio was 33.8% for the nine months ended September 30, 2013, compared to 28.7% for the same period in 2012. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. Stockholders may automatically reinvest their dividends in shares of our common stock through our dividend reinvestment plan.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier I capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a Leverage ratio, defined as Tier I capital to total average assets less intangibles, of 3.0 percent. The minimum Leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2013 and 2012. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines.  We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.  As of September 30, 2013, the Bank’s Tier I capital to total average assets was 9.19%.  The Bank’s Tier 1 capital to risk weighted asset ratio was 11.94% and the total capital to risk weighted asset ratio was 13.19% at September 30, 2013.  The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2013.

Review of Financial Performance:

Net income for the third quarter of 2013 equaled $1,743 or $0.56 per share, a decrease of $497 or 22.2% compared to $2,240 or $0.72 per share for the third quarter of 2012. Return on average assets (“ROA”) measures our net income in relation to total assets.  Our ROA was 0.98% for the third quarter of 2013 compared to 1.38% for the same period of 2012.  Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders.  Our ROE was 10.44% for the third quarter of 2013 compared to 14.26% for the third quarter of 2012.  For the year, net income through the third quarter of 2013 equaled $6,305 or $2.04 per share, a decrease of $639 or 9.2% compared to $6,944 or $2.23 per share for the same period of 2012.  Our ROA and ROE were 1.23% and 12.81% through nine months in 2013 compared to 1.46% and 15.41% for the same period of 2012.The decreases in both year-to-date and quarter-to-date earnings were caused primarily by the recognition of necessary costs associated with the pending merger previously mentioned along with recording greater costs for self-funded health care coverage associated with higher claim experience.

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

For the three months ended September 30, 2013, tax-equivalent net interest income increased $600 or 10.1% to $6,539 in 2013 from $5,939 in 2012.  The increase was attributable to a favorable volume variance offset partially by a slight deterioration in the rate variance.  The net interest spread increased to 3.66% for the three months ended September 30, 2013 from 3.67% for the three months ended September 30, 2012.  The net interest margin decreased to 3.86% for the third quarter of 2013 from 3.89% for the comparable period of 2012.  For the three months ended September 30, 2013, tax equivalent interest revenue increased $393, or 5.4%, to $7,639 as compared to $7,246 for the three months ended September 30, 2012.  The increase was primarily due to the growth in average earning assets which increased $65,504 to $672,827 for the third quarter of 2013 from $607,323 for the same period in 2012. The overall yield on earning assets, on a fully tax equivalent basis, decreased 25 basis points for the three months ended September 30, 2013 at 4.50% as compared to 4.75% for the three months ended September 30, 2012. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 20 basis points for the third quarter of 2013 to 5.14% from 5.34% for the third quarter of 2012.  Average loans increased to $498,983 for the quarter ended September 30, 2013 compared to $460,592 for the same period in 2012.  The resulting tax-equivalent interest earned on loans was $6,464 for the three month period ended September 30, 2013 compared to $6,177 for the same period in 2012, an increase of $287 or 4.6%.

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Total interest expense decreased $207 or 15.8%, to $1,100 for the three months ended September 30, 2013 from $1,307 for the three months ended September 30, 2012.  This decrease was attributable to the decrease in the cost of funds since the average volume of interest bearing liabilities increased comparing the three months ended September 30, 2013 and 2012. The cost of funds decreased to 0.84% for the three months ended September 30, 2013 as compared to 1.08% for the same period in 2012.  Conversely, the average volume of interest bearing liabilities increased to $520,146 for the three months ended September 30, 2013 as compared to $481,319 for the three months ended September 30, 2012.  This increase was primarily due to the increase in average interest-bearing demand deposits and savings deposits.  Average interest-bearing demand deposits increased to $110,836 for the three months ended September 30, 2013 as compared to $88,908 for the same period in 2012 while average savings deposits increased to $225,577 for the three months ended September 30, 2013 as compared to $209,251 for the same period in 2012. We continue to offer an above market rate on our certificate of savings account, which has attracted money that customers are not willing to invest elsewhere.

For the nine months ended September 30, 2013, tax-equivalent net interest income increased $1,071 or 5.9% to $19,164 in 2013 from $18,093 in 2012.  The net interest spread decreased to 3.75% for the nine months ended September 30, 2013 from 3.79% for the nine months ended September 30, 2012.  The net interest margin decreased to 3.95% for the nine month period ended September 30, 2013 from 4.03% for the same period in 2012.

For the nine months ended September 30, 2013, tax equivalent interest revenue increased $439, or 2.0%, to $22,412 as compared to $21,973 for the nine months ended September 30, 2012.  The increase was primarily due to the growth in average earning assets which increased $49,247 to $649,417 for the nine months ended September 30, 2013 from $600,170 for the same period in 2012. The overall yield on earning assets, on a fully tax equivalent basis, decreased 28 basis points for the nine months ended September 30, 2013 at 4.61% as compared to 4.89% for the nine months ended September 30, 2012. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 19 basis points through three quarters of 2013 to 5.22% from 5.41% for the same period in 2012.  Average loans increased to $486,200 for the nine months ended September 30, 2013 compared to $459,453 for the comparable period of 2012.  Tax equivalent interest earned on loans was $18,989 in 2013 compared to $18,604 in 2012, an increase of $385 or 2.1%.

Total interest expense decreased by $632 or 16.3%, to $3,248 for the nine months ended September 30, 2013 from $3,880 for the nine months ended September 30, 2012.  This decrease was the result of a favorable rate variance as the cost of funds decreased to 0.86% for the nine months ended September 30, 2013 as compared to 1.10% for the same period in 2012. Counteracting the positive influence from the favorable rate variance was an increase in the average volume of interest bearing liabilities comparing the nine months ended September 30, 2013 and 2012. Average interest bearing liabilities increased to $503,791 for the nine months ended September 30, 2013 as compared to $473,219 for the nine months ended September 30, 2012.  This increase was primarily due to the increase in average interest-bearing demand deposits and savings deposits.  Average interest-bearing demand deposits increased to $100,737 for the nine months ended September 30, 2013 as compared to $68,854 for the same period in 2012 while average savings deposits increased to $220,580 for the nine months ended September 30, 2013 as compared to $206,675 for the same period in 2012.

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

	Nine months ended
	September 2013			September 2012
	Average		Yield/	Average		Yield/
Assets:	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Loans
Taxable	$453,904	$17,675	5.21%	$419,695	$16,895	5.38%
Tax exempt	32,296	1,314	5.44	39,758	1,709	5.74
Investments
Taxable	100,174	1,812	2.42	97,946	1,818	2.48
Tax exempt	47,040	1,577	4.48	34,466	1,533	5.94
Interest bearing deposits	447	2	0.60	1,226	7	0.76
Federal funds sold	15,556	32	0.28	7,079	11	0.21
Total earning assets	649,417	22,412	4.61%	600,170	21,973	4.89%
Less: allowance for loan losses	6,677			5,734
Cash and due from banks	8,396			8,200
Premises and equipment, net	8,721			8,483
Other assets	24,268			22,119
Total assets	$684,125			$633,238

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	44,134	154	0.47%	$36,380	157	0.58%
NOW accounts	100,737	398	0.53	68,854	304	0.59
Savings accounts	220,580	725	0.44	206,675	979	0.63
Time deposits less than $100	82,143	1,172	1.91	79,379	1,281	2.15
Time deposits $100 or more	35,050	555	2.12	32,039	513	2.14
Short term borrowings	16,728	100	0.80	31,490	140	0.59
Long-term debt	4,419	144	4.36	18,402	506	3.68
Total interest bearing liabilities	503,791	3,248	0.86%	473,219	3,880	1.10%
Non-interest bearing demand deposits	108,841			95,391
Other liabilities	5,662			4,437
Stockholders’ equity	65,831			60,191
Total liabilities and stockholders’ equity	$684,125			$633,238
Net interest income/spread		$19,164	3.75%		$18,093	3.79%
Net interest margin			3.95%			4.03%
Tax equivalent adjustments:
Loans		447			581
Investments		536			521
Total adjustments		$983			$1,102

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. These agencies may require us to recognize additions to the allowance based on information available to them at the time of their examination. We are unaware of any such requirements based on the results of our latest regulatory examination. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio.

For the three months and nine months ended September 30, 2013, the provision for loan losses totaled $165 and $495. The provision for loan losses was $330 and $1,365 for those same periods in 2012.  The reduction in the quarter-to-date and year-to-date provisions comparing 2013 and 2012 reflect the reduction in the level of nonperforming loans and net charge-offs as well as the moderate improvement in economic conditions.

Noninterest Income:

Noninterest income for the third quarter declined $126 or 10.0% to $1,135 in 2013 from $1,261 in 2012. For the nine months ended September 30, 2013, noninterest income totaled $3,573, a decrease of $268 or 7.0% from $3,841 for the comparable period of 2012.  Mortgage banking income decreased $195 to $458 for the nine months ended September 30, 2013 from $653 for the same period last year as a result of an increase in market rates in 2013. The recent increase in mortgage rates has caused a reduction in the number of mortgages originated in the secondary market in 2013. Similarly, gains from sales of available-for-sale investment securities decreased $384 in 2013 as a result of the increase in the longer end of the US Treasury curve.  Service charges, fees and commissions increased $183 to $2,527 in 2013 from $2,344 in 2012 in correlation to the growth in loans and deposits. Revenue received from our Wealth Management Division increased $128 for the nine months ended September 30, 2013 to $589 from $461 for the comparable period in 2012 as a result of an increased demand for investment type products and services as stock prices and market rates increased throughout 2013.

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

PEOPLES FINANCIAL SERVICES CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share data)

For the third quarter, noninterest expense increased $1,222 or 31.8% to $5,060 in 2013 from $3,838 in 2012. Personnel costs rose 28.7%, while occupancy and equipment costs increased 13.9%.  Other expenses increased 46.4% comparing the third quarters of 2013 and 2012.  For the nine months ended September 30, noninterest expense increased $2,202 or 19.9% to $13,259 in 2013 from $11,057 in 2012.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $2,307 for the third quarter of 2013. The $515 or 28.7% increase was primarily due to the recognition of additional costs associated with the self funded health care plan. For the nine months ended September 30, 2013, salaries and benefit related expenses totaled $6,265 or 47.3% of total noninterest expense, an increase of $994 from $5,271 or 47.7% of total noninterest expense for the same nine months of 2012.

We experienced a $104 or 13.9% increase in net occupancy and equipment expense comparing the third quarters of 2013 and 2012.  For the nine months ended September 30, 2013, net occupancy and equipment expense totaled $2,520, an increase of $230 or 10.0% from $2,290 for the same nine months of 2012. Increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods as well as increased costs associated with the operation and maintenance of the new West Side office opened in Binghamton, New York on December 28, 2012.

For the third quarter, other expenses increased $603 or 46.4% comparing 2013 and 2012. For the nine months ended September 30, 2013, other expenses totaled $4,474, an increase of $978 or 28.0% compared to $3,496 for the same period of 2012. Merger related costs accounted for the most significant increase to other expenses when comparing the same periods of 2013 and 2012.

Income Taxes:

We recorded income tax expense of $385 or 18.1% of pre-tax income, and $462 or 17.1% of pre-tax income for the quarters ended September 30, 2013 and 2012. We recorded an income tax expense of $1,695 and $1,466 for the nine-months ended September 30, 2013 and 2012. The effective tax rate increased to 21.2% in 2013 from 17.4% in 2012.  We recognized a benefit of $283 in investment tax credits in 2013 compared to credits of $544 in 2012 as a result of our limited partnership investment in elderly housing.

PEOPLES FINANCIAL SERVICES CORP.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Reserve adopted their accommodative monetary policy. The Federal Reserve and Treasury Department have also acted in concert to maintain longer term rates at historic lows. While some federal programs to aid the economy have expired, there remains only a slight chance that the current rate environment will change in the near term as high unemployment continues to be a deterrent to economic growth. As such, we are operating within a steep, albeit low yield curve environment which has allowed us to maintain a strong net interest margin. At September 30, 2013, we are subject to a greater level of interest rate sensitivity given a falling rate scenario. The results of the latest financial simulation indicate a possible decrease in net interest income of 2.6% given an instantaneous and parallel change of +200 basis points as compared to a decrease of 7.9% shown in the model at a -200 basis point rate shock scenario.  Our net interest income risk position is within the guidelines established by the asset/liability policy for interest rate sensitivity testing.  We continuously monitor this rate sensitivity and act accordingly to minimize the risk to our overall asset liability position.  To mitigate our exposure from rising rates, we have implemented a plan to shorten the duration of earning assets and lengthen the duration of interest-bearing liabilities in order to improve net interest income in the future.

Equity value at risk is monitored regularly and was within established policy limits at September 30, 2013.  For further discussion related to quantitative and qualitative disclosures about market risk, refer to our Annual Report for the period ended December 31, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PEOPLES FINANCIAL SERVICES CORP.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No changes from those previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PEOPLES FINANCIAL SERVICES CORP.

Item 6.	Exhibits

31 (i)	Chief Executive Officer and Chief Financial Officer certifications pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Chief Executive Officer certifications pursuant to Section 1350.
32.2	Chief Financial Officer certifications pursuant to Section 1350.
101+	Interactive Data File

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

Registrant, Peoples Financial Services Corp.

Date: November 13, 2013	/s/ Alan W. Dakey
Alan W. Dakey
President and Chief Executive Officer
(Principal Executive Officer)

Registrant, Peoples Financial Services Corp.

Date: November 13, 2013	/s/ Scott A. Seasock
Scott A. Seasock
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Item Number		Description	Page

31	(i)	CEO and CFO Certifications Pursuant to Rule 13a-14 (a) /15d-14 (a).	47

32.1		CEO Certifications Pursuant to Section 1350.	49

32.2		CFO Certifications Pursuant to Section 1350.	50

101
The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.