Form 10-K
period 2013-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2014-03-17
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-23863

Peoples Financial Services Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

150 North Washington Avenue,

Scranton, PA 18503

(Address of principal executive offices) (Zip Code)

(570) 346-7741

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $2.00 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013 was approximately $101,076,379 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 7,549,557.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2014 annual meeting of shareholders, to be filed within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10K

For the Year Ended December 31, 2013

-i-

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

The ability of Peoples Financial Services Corp. to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause actual results of Peoples Financial Services Corp. to differ materially from those in the forward-looking statements include, but are not limited to: the ability to timely and efficiently integrate the operations of the former Penseco Financial Services Corporation, and to achieve the intended benefits of the merger with Penseco Financial Services Corporation; changes in interest rates; economic conditions, particularly in the Peoples Financial Services Corp. market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in the Peoples Financial Services Corp. market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Peoples Financial Services Corp. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

-ii-

Part I

Item 1.	Business.

General

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company, including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania, referred to as “Penseco,” merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation, pursuant to an Agreement and Plan of Merger dated June 28, 2013. Such transaction is sometimes referred to in this annual report as the “Penseco merger” and such agreement as the “Penseco merger agreement.” In connection with the Penseco merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank, and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.”

Unless the context indicates otherwise, all references in this annual report to the “Peoples,” “we,” “us” and “our” refer to Peoples Financial Services Corp., its direct and indirect subsidiaries and its and their respective predecessors. Peoples Security Bank and Trust Company is sometimes referred to as “Peoples Bank.”

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, or “FDIC.” Peoples Bank’s twenty-six community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Peoples Advisors, LLC, provides investment advisory services through a third party to individuals and small businesses. Penseco Realty, Inc. holds and manages real estate assets on behalf of Peoples Bank. Neither Peoples Advisors, LLC nor Penseco Realty, Inc. met the quantitative thresholds for required segment disclosure.

Market Areas

Our principal market area consists of Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties in Pennsylvania and Broome County in New York. In addition, parts of Bradford County in Pennsylvania that borders Susquehanna and Wyoming Counties are also considered part of the market area.

Specifically, our market area is situated between:

•	Binghamton, Broome County, New York, located to the north;

•	Scranton, Lackawanna County, Pennsylvania, to the south; and

•	Wilkes-Barre, Luzerne County, Pennsylvania, to the southwest.

Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or Lackawanna County, Pennsylvania. The southern part of Susquehanna County tends to gravitate south for both employment and shopping, while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Approximately half of our offices are located in and around Scranton, the largest city in Lackawanna County with the remaining offices located in counties that would be considered sparsely populated, as they are made up of many small towns and villages.

Most recently, the production of natural gas from the Marcellus Shale formation located in the heart of our market area has begun to provide economic benefits to the communities served and as a result to us. Natural gas producers have already invested billions of dollars in Pennsylvania in lease and land acquisition, new well drilling, infrastructure development and community partnerships, with an even greater investment expected in the future. The growth of our deposits, and to a lesser extent, loan portfolio, has been influenced by natural gas drilling activities.

Products and Services

Our primary products are loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. We fund our loans, primarily, by offering open time deposits to commercial enterprises and individuals. Other deposit products include certificates of deposits and various demand deposit accounts.

Lending Activities

We provide a full range of retail and commercial lending products designed to meet the borrowing needs of consumers and small- and medium-sized businesses in our market areas. A significant amount of our loans are to customers located within our market area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Although we participate in loans originated by other banks, we have originated the majority of loans in our portfolio.

Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal; student; home equity, and credit card. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; Small Business Administration, and agricultural and mineral rights. The terms offered on a loan vary depending primarily on the type of loan and credit-worthiness of the borrower.

Payment risk is a function of the economic climate in which our lending activities are conducted. Economic downturns in the economy generally or in a particular sector could cause cash flow problems for customers and make loan payments more difficult. We attempt to minimize this risk by not being exposed to loan concentrations of a single customer or a group of customers, the loss of any one or more of whom would have a materially adverse effect on its financial condition. One element of interest rate risk arises from our fixed rate loans in an environment of changing interest rates. We attempt to mitigate this risk by making adjustable rate commercial loans and by limiting repricing terms to five years or less for customers requiring fixed rate loans. Our lending activity also exposes us to risks that any collateral we take as security is not adequate. We attempt to manage collateral risk by avoiding loan concentrations to particular borrowers, by perfecting liens on collateral and by obtaining appraisals on property prior to extending loans. We attempt to mitigate our exposure to these and other types of risks by stratifying authorization requirements by loan size and complexity.

We generate interest income from our loan and securities portfolios. Other income is generated primarily from merchant transaction fees, trust fees and service charges on deposit accounts. Our primary costs are interest paid on deposits and borrowings and general operating expenses. We provide a variety of commercial and retail banking services to business, non-profits, governmental, municipal agencies and professional customers, as well as retail customers, on a personalized basis. Our primary lending products are real estate, commercial and consumer loans. We also offer ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. Our primary deposit products are savings and demand deposit accounts and certificates of deposit. We also offer securities sold under agreements to repurchase as an alternative to conventional savings deposits for our customers. The securities sold under agreements to repurchase are accounted for as a collateralized borrowing with a one day maturity and are collateralized by U.S. Agency securities.

We are not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on our operations. In the ordinary course of our business, our operations and earnings are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

We offer a variety of loans including commercial, residential and consumer loans as described above. The consumer portfolio includes automobile loans, educational loans and lines of credit.

We intend to continue to evaluate commercial real estate, commercial business and governmental lending opportunities, including small business lending. We continue to proactively monitor and manage existing credit relationships.

We have not engaged in sub-prime residential mortgage lending, which is defined as mortgage loans advanced to borrowers who do not qualify for market interest rates because of problems with their credit history. We focus our lending efforts within our market area.

One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans, among other factors. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Most of our residential loans are underwritten to standards established by the secondary market. We also offer VA and FHA loans via a third party lending source.

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization or interest only loans.

We offer home equity loans and lines of credit, typically with a maximum combined loan-to-value ratio of 80%. Home equity loans generally have fixed-rates of interest and are originated with terms of up to 15 years. Home equity lines of credit generally have variable rates and are indexed to the prime rate. Home equity lines of credit generally have draw periods with 20 year repayment periods.

We generally do not make high loan-to-value loans (defined as loans with a loan-to-value ratio in excess of 80%) without private mortgage insurance. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial Real Estate Loans. We offer commercial real estate loans secured by real estate primarily with adjustable rates. We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three to five years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

Commercial Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically priced at short term fixed rates or variable rates based on the prime rate. These loans are secured by business assets other than real estate, such as business equipment and inventory, and, generally, are backed by personal guarantees of the owner or owners of the business. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

When making commercial business loans, we consider the consolidated financial statements of the borrower and any guarantors, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business and guarantor, the viability of the industry in which the customer operates and the value of the collateral.

Consumer Loans. We offer a variety of consumer loans, including lines of credit, automobile loans and loans secured by savings accounts and certificates of deposit. We also offer unsecured loans.

We offer loans secured by new and used automobiles, primarily indirectly through dealerships. These loans have fixed interest rates and generally have terms up to six years. We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

We offer consumer loans secured by savings accounts and certificates of deposit held by us based upon the deposit rates plus a margin with terms up to five years. We offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the savings account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We have adhered and continue to adhere to credit policies, both prior to and during the recent economic downturn, which management believes are sound. Our loan policies require verification of information provided by loan applicants as well as an assessment of their ability to repay for all loans. At no time have we made loans similar to those commonly referred to as “no doc” or “stated income” loans.

While the vast majority of the loans in our loan portfolio are secured by collateral, we have made and will continue to make loans on an unsecured basis. Unsecured commercial loans are only granted to those borrowers exhibiting historically strong cash flow and capacity with seasoned management. Unsecured consumer loans are made for relatively short terms and to borrowers with strong credit histories.

We consider requests to modify, restructure or otherwise change the terms of loans on an individual basis as circumstances and/or reasons for such changes may vary. All such changes in terms must be authorized by the appropriate approval body. Also, our credit policy prohibits the modification of loans or the extension of additional credit to borrowers who are not current on their payments. Exceptions are approved only where our position in the credit relationship is expected to be enhanced by such action.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of collateral also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans. We attempt to negotiate floors on most adjustable rate commercial loans. The commercial adjustable rate loans generally provide a fixed rate re-negotiation at the end of the initial fixed rate period. If we and the borrower are unable to agree on a new fixed rate then the rate converts to a floating rate obligation. In addition, some commercial loans adjust to a predetermined index plus a spread at the end of the initial fixed rate period, for a like period of time. To a lesser degree, we have entered into transactions with collars generally for periods of five years or less.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We also purchase participations in loans from local financial institutions to supplement our lending portfolio. Loan participations are subject to the same credit analysis and loan approvals as the loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, in a purchased participation loan, we do not service the loan and are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the tangible equity of Peoples Bank. At December 31, 2013, our regulatory limit on loans to one borrower was $25.4 million.

Deposit Activities

Our primary source of funds is the cash flow provided by our financing activities, mainly deposit gathering. Other sources of funds are provided by investing activities, including principal and interest payments on loans and investment securities, and operating activities, primarily net income. We offer a variety of deposit accounts with a range of interest rates and terms, including, among others: money market accounts; NOW accounts; savings accounts; certificates of deposit; individual retirement accounts, and demand deposit accounts. These deposits are primarily obtained from areas surrounding our branch offices. We rely primarily on marketing, product innovation, technology, service and long-standing relationships with customers to attract and retain these deposits. Other deposit related services include: remote deposit capture; automatic clearing house transactions; cash management services; automated teller machines; point of sale transactions; safe deposit boxes; night depository services; direct deposit, and official check services.

Trust, Wealth Management and Brokerage and Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include:

•	investment management

•	IRA trustee services

•	estate administration

•	living trusts

•	trustee under will

•	guardianships

•	life insurance trusts

•	custodial services / IRA custodial services

•	corporate trusts, and

•	pension and profit sharing plans.

Peoples Wealth Management, a division of Peoples Advisors, LLC, provides a comprehensive array of wealth management products and services to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; estate planning; annuities; business succession planning; insurances; education funding strategies, and tax planning.

We have a third party marketing agreement with a broker-dealer that allows us to offer a full range of securities, brokerage services and annuity sales to our customers. Our investor services division is located in our headquarters building and the services are offered throughout the entire branch system. Through this relationship, our clients have access to a wide array of financial and wealth management strategies, including services such as professional money management, retirement and education planning, and investment products including stocks, bonds, mutual funds, annuities and insurance products.

Merchant Services

We offer credit card processing and a variety of other products and services to our merchant customers, including:

•	small business checking accounts

•	merchant money market account

•	online banking

•	telephone banking

•	business credit cards

•	merchant line of credit

•	business profitability and peer analysis, and

•	financial checkup.

Competition

We compete primarily with commercial banks, thrift institutions and credit unions, many of which are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do, and may provide various services for their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxations as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

In our market area, interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. In the current economic environment there is increased competition in view of weaker loan demand.

We believe that our most significant competitive advantage originates from our business philosophy which includes offering direct access to senior management and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently applied credit policies. In addition, our success has been, and will continue to be, a result of our emphasis on community involvement and customer relationships. With consolidation continuing in the financial industry, and particularly in our market area, smaller community banks like us are gaining opportunities and market share as larger institutions reduce their emphasis on or exit the markets.

Seasonality

Generally, our operations are not seasonal in nature. Our business activities, however, have been somewhat influenced by the recent increase in activities related to natural gas drilling in our market area, which are to some extent seasonal in nature.

Supervision and Regulation

We are extensively regulated under federal and state laws. Generally, these laws and regulations are intended to protect consumers, not shareholders. The following is a summary description of certain provisions of law that affect the regulation of bank holding companies and banks. This discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in law and regulation may have a material effect on our business and prospects.

Peoples is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System, referred to as the “Federal Reserve Board” or the “FRB.” We are required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB also conducts examinations of Peoples.

With certain limited exceptions, we are required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. Additionally, with certain exceptions, any person or entity proposing to acquire control through direct or indirect ownership of 25% or more of our voting securities is required to give 60 days’ written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

Peoples Bank is regulated by the Pennsylvania Department of Banking and Securities (the “Department of Banking”) and the FDIC. The Department of Banking may prohibit an institution over which it has supervisory authority from engaging in activities or investments that the agency believes constitute unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to constitute unsafe or unsound practices.

Enforcement actions may include:

•	the appointment of a conservator or receiver;

•	the issuance of a cease and desist order;

•	the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements and orders;

•	the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and

•	the enforcement of any such mechanisms through restraining orders or any other court actions.

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with us, and not involving more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to our capital levels.

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from Peoples Bank. Both federal and state laws impose restrictions on our ability and the ability of Peoples Bank to pay dividends. Under such restrictions, Peoples Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividend unless Peoples Bank’s surplus would not be reduced by the payment of the dividend. Pennsylvania law requires that each year Peoples Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings to maintain the surplus funds equal 100 percent of our capital stock. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Permitted Non-Banking Activities

Generally, a bank holding company may not engage in any activities other than banking, managing, or controlling its bank and other authorized subsidiaries, and providing service to those subsidiaries. With prior approval of the FRB, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. The FRB provides expedited procedures for expansion into approved categories of non-bank activities.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from Peoples Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, subject to certain exceptions, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of a bank holding company causes a loss to the FDIC, other insured subsidiaries of a bank holding company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its shareholders due solely to their status as shareholders and obligations to other affiliates.

Pennsylvania Law

As a Pennsylvania bank holding company, Peoples is subject to various restrictions on its activities as set forth in Pennsylvania law. This is in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the Department of Banking.

Financial Institution Reform, Recovery, and Enforcement Act (“FIRREA”)

FIRREA was enacted into law in order to address the financial condition of the Federal Savings and Loan Insurance Corporation, to restructure the regulation of the thrift industry, and to enhance the supervisory and enforcement powers of the federal bank and thrift regulatory agencies. As the primary federal regulator of Peoples Bank, the FDIC, in conjunction with the Department of Banking, is responsible for its supervision. When dealing with capital requirements, those regulatory bodies have the flexibility to impose supervisory agreements on institutions that fail to comply with regulatory requirements. The imposition of a capital plan, termination of deposit insurance, and removal or temporary suspension of an officer, director or other institution-affiliated person may cause enforcement actions.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories:

•	“well capitalized”;

•	“adequately capitalized”;

•	“under capitalized”;

•	“significantly undercapitalized”; and

•	“critically undercapitalized”.

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2013, based on the most recent notification from the FDIC. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Any institution that fails to meet these standards may be required to develop an acceptable plan, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Peoples believes that it meets substantially all the standards that have been adopted. FDICIA also imposed new capital standards on insured depository institutions. Before establishing new branch offices, Peoples Bank must meet certain minimum capital stock and surplus requirements and must obtain State approval.

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

•	“Tier 1”, or core capital, includes common equity, perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.

•	“Tier 2”, or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 2013, Peoples met both requirements with Tier 1 and Total capital ratios of 13.59% and 14.26%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage capital ratio, of at least 4.00%. At December 31, 2013, Peoples’ leverage ratio was 10.09%.

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

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Peoples Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to Peoples.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.

•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•	A minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule).

•	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Peoples is in the process of assessing the impact of these changes on the regulatory ratios of Peoples and Peoples Bank on the capital, operations, liquidity and earnings of Peoples and Peoples Bank.

Interest Rate Risk

Regulatory agencies include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management includes a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. We utilize internal interest rate risk models to measure and monitor interest rate risk. In addition, we employ an independent consultant to provide a quarterly assessment of our interest rate risk. Finally, regulatory agencies, as part of the scope of their periodic examinations, evaluate our interest rate risk.

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised as of July 1, 1995, to establish performance-based standards for use in examining for compliance. Peoples Bank had its last CRA compliance examination in 2013 and received a “satisfactory” rating.

USA Patriot Act of 2001

The Patriot Act contains anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators authority to take control of and liquidate financial firms. Dodd-Frank additionally created an independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on our business operations as its provisions take effect. It is expected that, as various implementing rules and regulations are released, they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that affect us or are likely to affect us are the following:

Holding Company Capital Requirements

Dodd-Frank requires the FRB to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness.

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance

Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions

Dodd-Frank prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator, which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching

Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers

Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition–the acquisition of a bank outside its home state–unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees

Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued its final rule, Regulation II, effective October 1, 2011. Consistent with Dodd-Frank, issuers with less than $10 billion in assets are exempt from debit card interchange fee standards.

Consumer Financial Protection Bureau

Dodd-Frank created the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013, which became effective January 10, 2014, amending Regulation Z as implemented by the Truth in Lending

Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

•	current or reasonably expected income or assets;

•	current employment status;

•	the monthly payment on the covered transaction;

•	the monthly payment on any simultaneous loan;

•	the monthly payment for mortgage-related obligations;

•	current debt obligations, alimony, and child support;

•	the monthly debt-to-income ratio or residual income; and

•	credit history.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities or our results of operations or financial condition.

Future Legislation

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted nor if adopted how it would affect our business. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in greater compliance burden and therefore generally increases the cost of doing business.

Employees

As of December 31, 2013, we had 354 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

Availability of Securities Filings

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, we maintain an Internet website at www.peoplesnatbank.com. We make available free of charge through the “Investor Relations” link on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, one should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Peoples and Its Business

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principle component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between thirty and eighty-nine days delinquent totaled $8.6 million on December 31, 2013. Our non-performing assets were approximately $16.8 million on December 31, 2013, including $7.4 million of loans acquired as part of the merger net of the remaining credit adjustment of $7.8 million. Our allowance for loan and lease losses was approximately $8.7 million on December 31, 2013.

Our emphasis on the Northeastern Pennsylvania and Southern New York market area exposes us to a risk of loss associated with the region.

At December 31, 2013, $322.1 million or 27.4%, of our loan portfolio consisted of residential mortgage loans and $413.1 million or 35.1%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania and Broome County, New York. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2013, approximately 64.9% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The commercial real estate market is cyclical and poses risks of loss to us because of the concentration of commercial real estate loans in our loan portfolio, and the lack of diversity in risk associated with such a concentration. Banking regulators have been giving and continue to give commercial real estate lending greater scrutiny, and banks with larger commercial real estate loan portfolios are expected by their regulators to implement improved underwriting, internal controls, risk management policies and portfolio stress-testing practices to manage risks associated with commercial real estate lending. In addition, commercial real estate lenders have made greater provisions for loan and lease losses as a result of commercial real estate lending exposures. Additional losses or regulatory requirements related to our commercial real estate loan concentration could materially adversely affect our business, financial condition and results of operations.

Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses, and we may be required to make further provisions for loan and lease losses and charge off additional loans in the future, which could materially and adversely affect our business.

We attempt to maintain an allowance for loan and lease losses, established through a provision for loan and lease losses accounted for as an expense, which is adequate to absorb losses inherent in our loan portfolio. If our allowance for loan and lease losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the allowance for loan and lease losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If conditions in our regional real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current economy will negatively impact our market areas and that we could experience higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase the provision for loan and lease losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the allowance for loan and lease losses, we will need to increase our allowance for loan lease losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan and lease losses. Any increases in our allowance for loan and lease losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in interest rates could adversely impact our financial condition and results of operations.

Our ability to generate net income substantially depends upon our net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Certain assets and liabilities react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, and rate caps, which restrict changes in their interest rates.

Factors such as inflation, recession, unemployment, money supply, global disorder, terrorist activity, instability in domestic and foreign financial markets, and other factors beyond our control, may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although we pursue an asset-liability management strategy designed to manage our risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

Changes in interest rates could affect our investment values and impact comprehensive income and stockholders’ equity.

At December 31, 2013, we had approximately $299.7 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2013, our available-for-sale securities had an unrealized gain, net of taxes, of $1.8 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

Our results of operations may be materially and adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

Numerous factors, including the lack of liquidity for re-sales of certain investment securities, the absence of reliable pricing information for investment securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. Investments are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.

Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. If an impairment charge is significant enough, it could affect our ability to pay dividends, which could materially adversely affect us and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

We report certain assets, including available-for-sale investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we record these assets at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. The level of interest rates can impact the estimated fair value of investment securities. Disruptions in the capital markets may require us to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Changes in the value of goodwill and intangible assets could reduce our earnings.

We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2013, the fair value of our shares exceeded the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.

Over the past few years, foreclosure time lines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure time-line may have an adverse effect on collateral values and our ability to minimize our losses.

Difficult market conditions have adversely affected our industry.

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2013, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. A worsening of economic conditions may impact our results of operations and financial condition. In particular, we may face the following risks in connection with these events:

•	Loan delinquencies could increase further;

•	Problem assets and foreclosures could increase further;

•	Demand for our products and services could decline;

•	Collateral for loans made by us, especially real estate, could decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities could decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral pressing the government sponsored agencies to honor its guarantees to principal and interest.

Our operations are concentrated in northeastern Pennsylvania and southern New York. As a result of this geographic concentration, our financial results may correlate to the economic conditions in these areas. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio

(including the level of non-performing assets, charge offs and provision expense) and demand for our products and services, and, accordingly, our results of operations.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other northeastern Pennsylvania and southern New York financial institutions, many larger than us, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain noninterest-bearing deposits in the range of 15.0% to 30.0% of total deposits and, as of December 31, 2013, approximately 20.3% of our deposits were noninterest bearing.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

Increased needs for disbursement of funds on loans and deposits can affect our liquidity.

We manage our liquidity with an objective of maintaining a balance between sources and uses of funds in such a way that the cash requirements of customers for loans and deposit withdrawals are met in the most economical manner. If we do not properly manage our liquidity, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

Our future pension plan costs and contributions could be unfavorably impacted by the factors that are used in the actuarial calculations.

As part of the Penseco merger, we assumed Penseco’s legacy non-contributory defined benefit pension plan, which was frozen by Penseco in 2008. The costs for this legacy pension plan are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund the plan with higher amounts of cash than are anticipated by our actuaries. Such increased funding obligations could have a material impact on our liquidity by reducing our cash flows.

Our holding company is dependent for liquidity on payments from Peoples Bank, which payments are subject to restrictions.

We depend on dividends, distributions and other payments from Peoples Bank to fund dividend payments to our shareholders, if any, and to fund all payments on obligations of our holding company. Peoples Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from Peoples Bank to us. Restrictions or regulatory actions of that kind could impede our access to funds that we may need to make payments on our obligations or dividend payments, if any. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Holders of our common stock are entitled to receive dividends if and when declared from time to time by our board of directors in its sole discretion out of funds legally available for that purpose.

We need to continually attract and retain qualified personnel for our operations.

Our ability to provide high-quality customer service and to operate efficiently and profitably is dependent on our ability to attract and retain qualified individuals for key positions within the organization. We rely heavily on our executive officers and employees. The loss of certain executive officers or employees could have an adverse effect on us because, as a community bank, the executive officers and employees typically have more responsibility than would be typical at a larger financial institution with more employees. In addition, due to our size as a community bank, we have fewer management-level and other personnel who are in position to succeed to and assume the responsibilities of certain existing executive officers and employees. If we expand geographically or expand to provide non-banking services, current management may not have the necessary experience for successful operation in these new areas. There is no guarantee that management would be able to meet these new challenges or that we would be able to retain new directors or personnel with the appropriate background and expertise.

Our financial performance may suffer if our information technology is unable to keep pace with growth or industry developments.

Effective and competitive delivery of our products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for us. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to compete effectively.

A failure in or a breach of our information systems or infrastructure, including as a result of cyber-attacks, could disrupt our business, damage our reputation, and could have a material adverse effect on our business, financial condition and results of operations.

In the ordinary course of our business activities, including the ongoing maintenance of deposits, loan and other account relationships for our customers, receiving instructions and effecting transactions for those customers and other users of our products and services, we regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others. In addition to confidential information regarding our customers, employees and others, we, and in some cases a third party, compile, process, transmit and store proprietary, non-public information concerning our business, operations, plans and strategies.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We rely on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use personal smart phones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers’ confidential information, or otherwise disrupt our or our customers’ or other third parties’ business operations. We believe that it is more likely than not that such attempted attacks may continue.

Although we use a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards cannot provide assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of our operational or information security system, or those of a third-party service provider, as a result of cyber-attacks or information security breaches could have a material adverse effect on our business, damage our reputation, increase our costs and/or cause significant losses. As information security risks and cyber threats continue to evolve, we may be required to expend substantial resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of our common stock.

Our disclosure controls and procedures and our internal control over financial reporting may not achieve their intended objectives.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and forms of the Securities and Exchange Commission. We also maintain a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

We are exposed to environmental liabilities with respect to real estate.

We currently operate twenty-six branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

The soundness of other financial services institutions may adversely affect our credit risk.

We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.

Risks Related to Our Common Stock

Our ability to pay dividends or repurchase shares is subject to limitations.

The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines.

Our ability to pay dividends on our stock depends upon our receipt of dividends from Peoples Bank and its subsidiaries. As a state-chartered bank, Peoples Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code.

Further, Peoples Bank’s ability to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Peoples Bank will be able to pay the dividends contemplated by the Penseco merger agreement or other dividends. Our failure to pay dividends could have a material adverse effect on the market price of our common stock.

There is a limited trading market for our common stock, which may adversely affect our stock price.

Our common stock is quoted on the OTCQB market place maintained by OTC Market Groups, Inc., and there has been very limited trading in our shares. If an active trading market for our common stock does not exist, you may not be able to sell all of your shares of common stock on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. There also may be a wide spread between the bid and ask price for our common stock. When there is a wide spread between the bid and ask price, the price at which you may be able to sell our common stock may be significantly lower than the price at which you could buy it at that time.

A significant percentage of our common stock is held by our directors and executive officers, which could enable insiders to prevent a merger or other transaction that may provide stockholders a premium for their shares.

At February 28, 2014, our directors and executive officers beneficially owned approximately 9.4% of our common stock. If these individuals were to act together, they could have a significant influence over the outcome of any shareholder vote.

Risks Related to the Penseco Merger and Potential Future Transactions

Integration of Penseco and changes in our historical business may fail to achieve expected results.

The success of our merger with Penseco depends, in part, on a smooth integration and post-merger operations of the combined Peoples Bank. Benefits of the transaction to shareholders may not be realized if the post-merger integration is not well executed or well received by each bank’s historical customers. This risk is exacerbated by a material change in the business processes that have been historically operated by Penseco and Peoples.

The integration of Peoples and Penseco could result in the loss of key employees, the disruption of our ongoing business, inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from Peoples Bank, or other unintended consequences that could have a material adverse effect on our results of operations or financial condition.

The success of the merger will depend, in part, on our ability to realize the estimated cost savings from combining the businesses of Peoples and Penseco. The potential cost savings could be more difficult to achieve than we anticipate. If our estimates are incorrect or we are unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Future acquisitions by us could dilute existing shareholders’ ownership of Peoples and may cause us to become more susceptible to adverse economic events.

We may issue shares of our common stock in connection with future acquisitions and other investments, which would dilute existing shareholders’ ownership interests in Peoples. While there is no assurance that these transactions will occur, or that they will occur on terms favorable to us, future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses could have a material effect on the value of our common stock. In addition, these acquisitions could require us to expend substantial cash or other liquid assets or to incur debt, which could cause us to become more susceptible to economic downturns and competitive pressures.

Our governing documents, Pennsylvania law, and current policies of our board of directors contain provisions which may reduce the likelihood of a change in control transaction that may otherwise be available and attractive to shareholders.

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, the articles of incorporation and bylaws: classify our board of directors into three groups, so that shareholders elect only approximately one-third of the board each year; require our shareholders to give us advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders’ meeting; and require the affirmative vote of the holders of at least 75 percent of our common stock to approve certain business combinations that have not received the support of two-thirds of our board of directors. These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

In addition, anti-takeover provisions in Pennsylvania law could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, Pennsylvania law may restrict a third party’s ability to obtain control of Peoples and may prevent shareholders from receiving a premium for their shares of our common stock. Pennsylvania law also provides that our shareholders are not entitled by statute to propose amendments to our articles of incorporation.

Our ability to make opportunistic acquisitions is subject to significant risks, including the risk that regulators will not provide the requisite approvals.

We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

Risks Related to Government Regulation

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by certain state and federal agencies including the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities. Such regulation and supervision govern the activities in which we may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on us and our operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from our own actions, we may be held liable under certain circumstances for the actions of our borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by us. Further, the liability has the potential to far exceed the original amount of a loan.

We will be subject to more stringent capital and liquidity requirements in the future, which may adversely affect our net income and future growth.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. U.S. implementation of Basel III will lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

The Dodd-Frank Act, among other things, created the Consumer Financial Protection Bureau and has resulted and will result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, the Dodd-Frank Act became law. This law continues to have a significant impact on the bank regulatory structure and the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, like us, will continue to be examined for compliance with the consumer laws by their primary bank regulators. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

It is difficult to quantify at this time what specific impact the Dodd-Frank Act and the implementing rules and regulations will have on community banks.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund depleted during the financial crisis, the FDIC has increased assessment rates of insured institutions. Under the Dodd-Frank Act, the FDIC must undertake several initiatives that will result in higher deposit insurance fees being paid to the FDIC. For example, an FDIC final rule issued on February 7, 2011 revises the assessment system applicable to large banks and implements the use of assets as the base for deposit insurance assessments instead of domestic deposits. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums or special assessments may adversely impact our earnings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located at 150 N. Washington Avenue, Scranton, Pennsylvania, which houses our finance and planning, trust, merchant services, commercial lending, marketing, human resources and investor services divisions, as well as our executive offices. Our operations division is located at 82 Franklin Avenue, Hallstead, Pennsylvania.

We operate 26 full-service community banking offices located within the Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York. Two offices are leased and the balance are owned by Peoples Bank or its subsidiary, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by Peoples Bank but is located on land occupied under a long-term lease. We have received regulatory approval for a new office in Kingston, Pennsylvania, which is expected to be operational during 2014. We also own an office building located at 241 Main Street, Hallstead, Susquehanna County, Pennsylvania, which serves as our Bank Secrecy Act facility, and property in the Borough of Dalton, Lackawanna County, which may be used for potential future expansion. We lease an office building located in Scranton, Lackawanna County, Pennsylvania, which serves as a loan production office.

We lease several remote ATM locations throughout Northeastern Pennsylvania and Southern New York. All branches and ATM locations are equipped with closed circuit television monitoring.

We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, as to which we are a party or of which any of our property is subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2014, there were approximately 2,678 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock is quoted on the OTCQB market place maintained by OTC Market Groups, Inc. and trades under the symbol “PFIS.” As contemplated by the merger agreement, we have applied for listing on The Nasdaq Stock Market LLC.

Peoples has paid cash dividends since its incorporation in 1986. The Penseco merger agreement states that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information on dividend restrictions on the Company and Peoples Bank, refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2013 and 2012 are summarized in the following table:

	2013			2012
	Low	High	Dividends Declared	Low	High	Dividends Declared
First Quarter	$30.05	$34.00	$0.23	$27.50	$29.00	$0.22
Second Quarter	33.00	39.90	0.23	28.00	30.00	0.22
Third Quarter	33.50	35.50	0.23	28.80	31.00	0.22
Fourth Quarter	$33.50	$39.50	$0.23	$29.50	$31.00	$0.22

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2013:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Programs(1)
October 31, 2013
November 30, 2013
December 31, 2013

Total

(1)	On January 31, 2014, the Board of Directors authorized the purchase of up to 370,000 shares of the Company’s common stock.

During 2013, prior to October 10, 2013, we were not subject to the reporting requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934. Between January 29, 2013 and September 11, 2013, we sold 3,150 shares of our common stock upon exercise of outstanding options for aggregate consideration of $89,580. The shares were sold to certain employees and directors who had received options under our 1998 Stock Option Plan in reliance upon the exemption from registration set forth in Rule 701 under the Securities Act of 1933.

The following line graph compares the cumulative total stockholder return on the Company’s common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Bank Stocks and the index for the Russell 2000 Stocks during the five-year period ended December 31, 2013. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Peoples Financial Services Corp.	100.00	102.00	155.29	169.89	188.98	241.98
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

Source : SNL Financial LC,

Charlottesville, VA

©2014

Item 6.	Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2013	2012	2011	2010	2009
Condensed statements of financial performance:
Interest income	$37,370	$37,591	$39,707	$41,745	$40,151
Interest expense	4,169	5,362	7,339	8,356	9,580

Net interest income	33,201	32,229	32,368	33,389	30,571
Provision for loan losses	2,361	924	2,381	1,999	2,260

Net interest income after provision for loan losses	30,840	31,305	29,987	31,390	28,311
Noninterest income	11,762	11,441	12,619	12,152	10,369
Noninterest expense	36,396	29,099	29,041	28,689	28,640

Income before income taxes	6,206	13,647	13,565	14,853	10,040
Provision for income tax expense	485	3,058	3,034	3,287	1,813

Net income	$5,721	$10,589	$10,531	$11,566	$8,227

Condensed statements of financial position:
Investment securities	$317,010	$177,293	$191,208	$217,044	$195,930
Net loans	1,167,966	616,580	624,811	608,605	597,670
Other assets	203,245	124,169	109,513	91,188	90,434

Total assets	$1,688,221	$918,042	$925,532	$916,837	$884,034

Deposits	$1,379,507	$721,948	$720,518	$691,032	$645,434
Short-term borrowings	22,052	8,019	9,981	28,082	45,598
Long-term debt	36,743	45,397	58,220	68,835	68,094
Other liabilities	11,127	10,232	9,480	8,422	8,884
Stockholders’ equity	238,792	132,446	127,333	120,466	116,024

Total liabilities and stockholders’ equity	$1,688,221	$918,042	$925,532	$916,837	$884,034

Per share data:
Net income	$1.21	$2.37	$2.36	$2.59	$2.01
Cash dividends declared	1.23	1.23	1.23	1.23	1.23
Stockholders’ equity	$31.62	$29.65	$28.51	$26.97	$25.98
Cash dividends declared as a percentage of net income	96.33%	51.98%	52.26%	47.59%	61.09%
Average common shares outstanding	4,733,059	4,467,261	4,467,261	4,467,261	4,082,699

Selected ratios (based on average balances):
Net income as a percentage of total assets	0.58%	1.14%	1.13%	1.30%	1.02%
Net income as a percentage of stockholders’ equity	4.01	8.07	8.45	9.73	7.89
Stockholders’ equity as a percentage of total assets	14.43	14.18	13.37	13.38	12.94
Tier I capital as a percentage of adjusted total assets	10.09	11.50	10.82	10.68	11.48
Net interest income as a percentage of earning assets	3.91	4.08	4.04	4.39	4.50
Loans, net, as a percentage of deposits	87.72%	88.69%	87.04%	89.17%	89.39%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	13.59%	16.80%	15.77%	15.30%	15.79%
Total capital as a percentage of risk-weighted assets	14.26	17.96	16.87	16.42	16.90
Allowance for loan losses as a percentage of loans, net	0.74	1.11	1.06	1.07	1.05
Nonperforming loans as a percentage of loans, net	1.38%	0.50%	0.68%	0.99%	0.67%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory rate of 34.0 percent

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2012 versus 2011 contained in this Annual Report on Form 10-K.

Forward-Looking Discussion:

In addition to the historical information contained in this document, the discussion presented may contain and, from time to time, may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of Peoples Financial Services Corp. and its subsidiaries regarding its future operating results, financial position, asset quality, credit reserves, credit losses, capital levels, dividends, liquidity, service charges, cost savings, effective tax rate, impact of changes in fair value of financial assets and liabilities, impact of new accounting and regulatory guidance, legal proceedings and other matters relating to us and the securities that we may offer from time to time. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict, change over time and are often beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the uncertainties and risks discussed in the “Risk Factors” in Part I, Item 1A of this annual report, among others, and in any of our subsequent Securities and Exchange Commission (“SEC”) filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform with the current year’s presentation.

Critical Accounting Policies:

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during those reporting periods.

For a discussion of the recent Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) refer to Note 1 entitled “Summary of significant accounting policies — Recent accounting standards,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of allowance for loan losses, determination of

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

other-than-temporary impairment, fair value of financial instruments, the valuations of real estate acquired in connection with foreclosures or satisfaction of loans, acquired assets and liabilities assumed in business combinations and the valuation of loans deferred tax assets and liabilities. Actual amounts could differ from those estimates.

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

We monitor the adequacy of the allocated portion of the allowance quarterly and adjust the allowance as necessary through normal operations. This ongoing evaluation reduces potential differences between estimates and actual observed losses. The determination of the level of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accordingly, management cannot ensure that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, resulting in an adverse impact on operating results.

In determining the requirement to record an other-than-temporary impairment on securities owned by us, four main characteristics are considered including: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether the market decline was affected by macroeconomic conditions and (iv) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to us at a point in time.

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

The acquired assets and liabilities assumed in business combinations are measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

For a further discussion of our critical accounting policies, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to this Annual Report. This note lists the significant accounting policies used by us in the development and presentation of the consolidated financial statements. This MD&A, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Operating Environment:

The United States economy continued to expand moderately in 2013, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, increased at an annual rate of 1.9 percent, compared to 2.8 percent in 2012. As a result of the tepid economic growth in 2013, the Federal Open Market Committee (“FOMC”) maintained the federal funds target range of 0 to 25 basis points throughout the year and further signaled that they intend to keep short-term rates at extraordinarily low levels through at least late 2014. Despite experiencing an improvement in 2013, many areas of the economy such as employment conditions and the housing market remained weak compared to historical standards. Given these weaknesses, the FOMC decided that this extraordinary monetary policy stance was necessary to support the recovery. At their most recent meeting, the FOMC indicated that economic conditions will continue to warrant policy accommodation for an extended period.

Inflationary concerns continue to be relatively tame, as the consumer price index (“CPI”) at 1.3 percent for 2013 continued to be below the FOMC’s benchmark of 2.0 percent. The CPI was 1.5 percent in 2012. Moreover, the core personal consumption expenditure price index, which ignores food and energy, ranged from -0.50 percent to 2.4 percent and averaged 1.0 percent in 2013.

Employment conditions improved moderately in 2013. The civilian labor force decreased 548 thousand, while the number of people employed increased 1.4 million in 2013. As a result, the annual unemployment rate for the Nation fell to 7.4 percent in 2013 from 8.1 percent in 2012. All sectors of employment, with the exception of the government sector, reported employment gains from the end of 2012.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2013 and 2012, are summarized as follows:

	2013	2012
United States	7.4%	8.1%
New York	8.3%	8.5%
Pennsylvania	8.0%	7.9%
Broome County	8.0%	8.8%
Lackawanna County	7.9%	9.0%
Luzerne County	9.5%	9.7%
Monroe County	9.4%	9.8%
Susquehanna County	7.0%	7.5%
Wayne County	7.2%	7.6%
Wyoming County	9.4%	9.6%

Employment conditions in 2013 were relatively unchanged at 8.0 percent for the Commonwealth of Pennsylvania. The unemployment rate for New York State dropped to 8.3 percent in 2013, from 8.5 percent in 2012. With respect to the markets we serve, the unemployment rate decreased in all of the seven counties. Lackawanna County experienced the most significant improvement declining from 9.0 percent in 2012 to

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

7.9 percent in 2013. The lowest unemployment rate in 2013, for all of counties we serve, was Susquehanna County at 7.0 percent. The marked improvements in unemployment rates could impact the rate of economic growth and may cause interest rates to rise in the near term.

With respect to the banking industry, net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2013 totaled $154.7 billion, an increase of $13.6 billion or 9.6 percent over 2012. This is the fourth consecutive year that earnings have risen. Approximately 54.2 percent of all institutions reported higher net income in 2013, while only 7.8 percent reported net losses. This is the lowest annual proportion of unprofitable institutions for the industry since 2005. Loan loss provisions of $32.1 billion in 2013 were $25.7 billion or 44.4 percent less than banks set aside in 2012. This is the fourth year in a row that loan loss provisions have been lower, and the total allocation for 2013 was the smallest amount since 2006. Net interest income declined for a third consecutive year, falling by $3.7 billion or 0.9 percent, as interest income fell more rapidly than interest expense. Noninterest income was $3.2 billion or 1.3 percent above the level of 2012, as trading revenue increased by $4.3 billion or 23.7 percent, and servicing fee income rose by $3.9 billion or 27.5 percent. Realized gains on securities were $5.2 billion or 53.7 percent lower than a year ago. Total noninterest expense declined $4.5 billion or 1.1 percent comparing 2013 and 2012. The average return on average assets for 2013 was 1.07 percent, the highest annual average for the industry since 2006.

The United States economy is expected to grow at a faster pace in 2014 as compared to the past few years. This rate of growth could change interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to further reduce fund costs. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.” The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Peoples Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering open time deposits to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various demand deposit accounts.

Peoples Advisors, LLC, a member-managed limited liability company, provides investment advisory services through a third party to individuals and small businesses. Penseco Realty, Inc. holds and manages real estate assets on behalf of Peoples Bank.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Peoples Advisors, LLC and Penseco Realty, Inc. did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Peoples Bank’s twenty-six community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

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

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

The aforementioned merger between the Company and Penseco was considered a “merger of equals” and is accounted for as a reverse merger using the acquisition method of accounting. As a result of the reverse merger, Peoples is the legal acquirer and Penseco is the accounting acquirer. In a reverse merger the historical consolidated financial statements are those of the accounting acquirer, Penseco and, consequently, comparisons may not be particularly meaningful. The results for the year ended December 31, 2013, include the operating results of Penseco for the entire year and the operating results of Peoples since November 30, 2013. The merger with Penseco had a significant impact on the results of operations for the year ended December 31, 2013.

Readers of this Management Discussion and Analysis are encouraged to refer to the note entitled “Merger accounting,” in the Notes to the Consolidated Financial Statements to more fully understand the impact that the merger had on the Company’s financial position and results of operations.

Total assets, loans and deposits were $1.7 billion, $1.2 billion and $1.4 billion, respectively, at December 31, 2013. Although loans, net and deposits increased 6.7 percent and 2.7 percent, respectively, considering only historical Penseco information, the majority of the total 2013 increases over the 2012 year-end balances were the result of the merger. In accordance with the acquisition accounting for the merger, the historical assets and liabilities of Peoples have been recorded at their respective estimated fair values on the date of the merger. The estimated fair values are subject to change for up to one year after the date of the merger if information unknown relative to closing date fair values becomes available.

Total investment securities were $317.0 million at December 31, 2013, including $299.7 million of investment securities classified as available-for sale and $17.3 million classified as held-to-maturity. Total deposits consisted of $279.9 million in noninterest-bearing and $1.1 billion in interest-bearing deposits at December 31, 2013.

Stockholders’ equity equaled $238.8 million or $31.62 per share at December 31, 2013, and $132.5 million or $29.65 per share at December 31, 2012. Dividends declared for the 2013 amounted to $1.23 per share, as adjusted for the merger exchange ratio of 1.3636.

Nonperforming assets equaled $16.8 million or 1.42 percent of loans, net and foreclosed assets at December 31, 2013. The allowance for loan losses equaled $8.7 million or 0.74 percent of loans, net, at December 31, 2013, compared to $7.0 million or 1.11 percent at year-end 2012. The decrease in the ratio of the allowance for loan losses as a percentage of loans, net, is primarily a function of acquisition accounting, whereby the historical loan

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

portfolio of Peoples was recorded at its estimated fair value, including a discount to reflect credit risk, and the Peoples historical allowance for loan losses was eliminated. Loans charged-off, net of recoveries, for the twelve months ended December 31, 2013, equaled $660.0 thousand or 0.10 percent of average loans, compared to $685.0 thousand or 0.11 percent of average loans in 2012.

Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2013, our portfolio consisted primarily of short-term U.S. Government agency and mortgage-backed securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

Our investment portfolio is subject to various risk elements that may negatively impact our liquidity and profitability. The greatest risk element affecting our portfolio is market risk or interest rate risk (“IRR”). Understanding IRR, along with other inherent risks and their potential effects, is essential in effectively managing the investment portfolio.

Market risk or IRR relates to the inverse relationship between bond prices and market yields. It is defined as the risk that increases in general market interest rates will result in market value depreciation. A marked reduction in the value of the investment portfolio could subject us to liquidity strains and reduced earnings if we are unable or unwilling to sell these investments at a loss. Moreover, the inability to liquidate these assets could require us to seek alternative funding, which may further reduce profitability and expose us to greater risk in the future. In addition, since the majority of our investment portfolio is designated as available-for-sale and carried at estimated fair value, with net unrealized gains and losses reported as a separate component of stockholders’ equity, market value depreciation could negatively impact our capital position.

During 2013, the FOMC indicated that economic conditions warrant maintaining exceptionally low levels for the federal funds rate for an extended period. Yields on short-term U.S. Treasury securities hovered around the target range for the federal funds rate of 0 to 25 basis points in 2013, as economic data suggested weak employment conditions and relatively low inflation. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in general market interest rates have a significant influence on the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Government agency and mortgage-backed securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury increased from 0.25 percent at year-end 2012 to 0.28 percent at year-end 2013. Similarly, the yield on the 10-year U.S. Treasury increased 126 basis points from 1.78 percent at December 31, 2012, to 3.04 percent at December 31, 2013. Since bond prices move inversely to yields, we experienced a decrease in the aggregate fair value of our investment portfolio. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $1.8 million, net of income taxes of $1.0 million, at December 31, 2013, and $4.5 million, net of income taxes of $2.3 million, at December 31, 2012.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2013		2012		2011
December 31	Amount	%	Amount	%	Amount	%
U.S. Government agencies	$204	0.06%
U.S. Government-sponsored enterprises	113,045	35.66	$84,682	47.76%	$77,985	40.79%
State and municipals:
Taxable	16,698	5.27
Tax-exempt	105,453	33.26	59,920	33.80	67,198	35.14
Corporate debt securities	4,387	1.38			1,004	0.53
Mortgage-backed securities:
U.S. Government agencies	20,346	6.42	136	0.08	155	0.08
U.S. Government-sponsored enterprises	55,780	17.60	31,484	17.76	43,923	22.97
Equity securities:
Preferred
Common	1,097	0.35	1,071	0.60	943	0.49

Total	$317,010	100.00%	$177,293	100.00%	$191,208	100.00%

Investment securities totaled $317.0 million at December 31, 2013 and $177.3 million at December 31, 2012. At December 31, 2013, the investment portfolio consisted of $299.7 million of investment securities classified as available-for-sale and $17.3 million classified as held-to-maturity. Excess deposited funds not used to fund loans were directed into the investment portfolio. Security purchases totaled $22.1 million in 2013, with the majority of the purchases consisted of U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities and tax-exempt state and municipal obligations. Investment purchases in 2012 amounted to $46.3 million.

Repayments of investment securities totaled $29.6 million in 2013 and $55.2 million in 2012. We received proceeds of $4.6 million from the sale of investment securities in 2013 and $5.8 million in 2012. Net gains recognized on the sale of investment securities available-for-sale totaled $163 in 2013 and $317 in 2012.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2013 and 2012. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $185.0 million and equaled 20.4 percent of average earning assets in 2013, compared to $187.0 million and 22.1 percent in 2012. The tax-equivalent yield on the investment portfolio decreased 24 basis points to 3.17 percent in 2013 from 3.41 percent in 2012.

At December 31, 2013 and 2012, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2013, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 34.0 percent. The distributions are based on contractual maturity with the

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

exception of equity securities. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
December 31, 2013	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies							$204	3.85%	$204	3.85%
U.S. Government-sponsored enterprises	$16,093	1.17%	$86,407	0.89%	$10,545	2.25%			113,045	1.05
State and municipals:
Taxable			918	3.64	7,300	3.44	8,480	4.33	16,698	3.91
Tax-exempt	6,451	0.68	13,129	1.29	11,563	4.42	74,310	6.08	105,453	4.97
Corporate debt securities			4,387	3.14					4,387	3.14
Mortgage-backed securities:
U.S. Government agencies			1,485	1.23	17,677	2.36	1,184	2.10	20,346	1.86
U.S. Government-sponsored enterprises			12,784	1.15	25,503	2.25	17,493	3.62	55,780	1.43
Equity securities:
Preferred
Common							1,097	2.59	1,097	2.59

Total	$22,544	0.97%	$119,110	1.07%	$72,588	2.74%	$102,768	5.43%	$317,010	2.66%

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2013		2012		2011		2010		2009
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$350,680	29.80%	$91,724	14.71%	$88,188	13.96%	$55,978	9.10%	$41,178	6.82%
Real estate:
Commercial	413,058	35.11	217,496	34.88	208,875	33.07	207,964	33.81	194,935	32.28
Residential	322,062	27.37	261,912	42.00	281,643	44.60	295,301	48.01	308,068	51.01
Consumer	90,817	7.72	52,398	8.40	52,816	8.36	55,862	9.08	59,789	9.90

Loans, net	1,176,617	100.00%	623,530	100.00%	631,522	100.00%	615,105	100.00%	603,970	100.00%

Less: allowance for loan loss	8,651		6,950		6,711		6,500		6,300

Net loans	$1,167,966		$616,580		$624,811		$608,605		$597,670

Loans, net totaled $1.2 billion at December 31, 2013 and $623.5 million at the end of 2012. Business loans, including commercial loans and commercial mortgages, were $763.7 million at December 31, 2013, and $309.2 million at year-end 2012. Residential mortgages and consumer loans were $322.1 million and $90.8 million at year end 2013 and $261.9 million and $52.4 million at year end 2012.

Loans averaged $689.4 million in 2013, compared to $635.8 million in 2012. Taxable loans averaged $637.2 million, while tax-exempt loans averaged $52.2 million at December 31, 2013. Due to the increase in loan demand, the loan portfolio played a more prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 76.0 percent in 2013 compared to 75.2 percent in 2012.

The prime rate was unchanged at 3.25 percent for 2013. The continuation of low interest rates caused the tax-equivalent yield on our loan portfolio to decrease 37 basis points to 4.88 percent in 2013 from 5.25 percent in 2012. The effect of market rates on our loan portfolio’s yield can be further evidenced by evaluating quarterly loan yields, which continued to decline during 2013. After being relatively unchanged in the first quarter at 5.14 percent, the tax-equivalent yield on the loan portfolio fell 23 basis points to 4.91 percent in the second quarter. Loan yields declined further in the third quarter, decreasing 15 basis points. The yield on the loan portfolio remained at the third quarter level during the final quarter of 2013. With no anticipated date for change in general market rates in the near term, the yield on the loan portfolio may continue to decline as there are adjustable-rate loans in the portfolio that will reprice downward throughout the year. Moreover, increased competition will prompt more aggressive pricing for fixed rate intermediate term loans and lower yields further.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2013, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

December 31, 2013	Within one year	After one but within five years	After five years	Total
Maturity schedule:
Commercial	$45,097	$89,136	$216,447	$350,680
Real estate:
Commercial	29,456	65,075	318,527	413,058
Residential	12,057	29,398	280,607	322,062
Consumer	11,216	36,824	42,777	90,817

Total	$97,826	$220,433	$858,358	$1,176,617

Predetermined interest rates	$50,416	$133,477	$223,772	$407,665
Floating or adjustable interest rates	47,410	86,956	634,586	768,952

Total	$97,826	$220,433	$858,358	$1,176,617

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2013, market interest rates remained at historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 34.6 percent of the loan portfolio at December 31, 2013, compared to floating or adjustable-rate loans at 65.4 percent. Approximately 51.2 percent of the loan portfolio is expected to reprice within the next 12 months.

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

Loan concentrations are considered to exist when the total amount of loans to any one borrower, or a multiple number of borrowers engaged in similar business activities or having similar characteristics, exceeds 10.0 percent of loans outstanding in any one category. We provide deposit and loan products and other financial services to individual and corporate customers in our seven-county market area. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for geographic concentrations.

In addition to the risks inherent in our loan portfolio, in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit, and may involve, to varying degrees, elements of credit risk and IRR in excess of the amount recognized in the consolidated financial statements.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2013	2012	2011
Commitments to extend credit	$221,138	$128,540	$124,623
Unused portions of lines of credit	52,257	46,377	47,026
Commercial letters of credit	29,914	14,440	19,054

Total	$303,309	$189,357	$190,703

We record an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at December 31, 2013 and 2012. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

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

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled, “Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for loan losses” in the Notes to Consolidated Financial Statements to this Annual Report.

Information concerning nonperforming assets for the past five years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

Distribution of nonperforming assets

December 31	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial	$4,038	$304	$477	$977	$199
Real estate:
Commercial	4,503	145	591	1,385	672
Residential	3,535	1,800	2,006	1,579	1,273
Consumer	90	31	92	93	195

Total nonaccrual loans	12,166	2,280	3,166	4,034	2,339

Troubled debt restructured loans:
Commercial	2,487	351	368	401
Real estate:
Commercial
Residential
Consumer

Total troubled debt restructured loans	2,487	351	368	401

Accruing loans past due 90 days or more:
Commercial	6			100
Real estate:
Commercial	200		11		41
Residential	678	243	641	1,236	1,415
Consumer	571	214	122	294	241

Total accruing loans past due 90 days or more	1,455	457	774	1,630	1,697

Total nonperforming loans	16,108	3,088	4,308	6,065	4,036

Foreclosed assets	648	656	1,571	803	405

Total nonperforming assets	$16,756	$3,744	$5,879	$6,868	$4,441

Nonperforming loans as a percentage of loans, net	1.38%	0.50%	0.68%	0.99%	0.67%
Nonperforming assets as a percentage of loans, net and foreclosed assets	1.43%	0.60%	0.93%	1.12%	0.73%

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

For a further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to individually evaluated loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the FFIEC Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our loan review division identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest twelve quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require us to increase our allowance for loan losses or take other actions that would require increases to our allowance for loan losses.

For a further discussion of our accounting policies for determining the amount of the allowance and a description of the systematic analysis and procedural discipline applied, refer to the note entitled, “Summary of significant accounting policies — Allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of period	$6,950	$6,711	$6,500	$6,300	$5,275
Loans charged-off:
Commercial	5	78	100	1,138	610
Real estate:
Commercial	15	33	663		188
Residential	508	431	1,275	213	161
Consumer	313	275	262	487	341

Total	841	817	2,300	1,838	1,300

Loans recovered:
Commercial	1	1	3
Real estate:
Commercial	20	6	18	1
Residential	111	67	58	19	42
Consumer	49	58	51	19	23

Total	181	132	130	39	65

Net loans charged-off	660	685	2,170	1,799	1,235

Provision for loan losses	2,361	924	2,381	1,999	2,260

Allowance for loan losses at end of period	$8,651	$6,950	$6,711	$6,500	$6,300

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.10%	0.11%	0.35%	0.30%	0.22%
Allowance for loan losses as a percentage of period end loans	0.74%	1.11%	1.06%	1.06%	1.04%

The allowance for loan losses increased $1.7 million to $8.7 million at December 31, 2013, from $7.0 million at the end of 2012. The increase resulted from a provision for loan losses of $2,361 exceeding net loans charged-off of $660. The allowance for loan losses, as a percentage of loans, net of unearned income, was 0.74 percent at the end of 2013, compared to 1.11 percent at the end of 2012. The reduction in this ratio was a result of following the accounting guidance for loans that we acquired in connection with the merger whereby there is no carryover of the related allowance for credit losses attributable to those loans. However, the guidance does require a credit quality adjustment be established as of the merger date. For a further discussion of the credit quality adjustment for loans acquired in the merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $25 to $660 in 2013 from $685 in 2012. Net charge-offs, as a percentage of average loans outstanding, equaled 0.10 percent in 2013 and 0.11 percent in 2012.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2013		2012		2011		2010		2009
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$1,500	0.68%	$351	0.10%	$443	0.13%	$921	0.19%
Real Estate:
Commercial	300	0.81	550	0.35		0.09	225	0.22
Residential	224	0.35	325	0.39	215	0.32	269	0.30
Consumer		0.01		0.01		0.02		0.02

Total specific	2,024	1.85	1,226	0.85	658	0.56	1,415	0.73

Formula:
Commercial	508	29.12	448	14.60	350	13.83	1,036	8.91	$1,440	5.09%
Real Estate:
Commercial	2,094	34.30	1,754	34.53	2,294	32.98	1,842	33.58	2,560	32.27
Residential	2,911	27.02	2,656	41.62	2,640	44.28	484	47.71	1,200	51.01
Consumer	1,114	7.71	866	8.40	769	8.35	1,723	9.07	1,100	11.63

Total formula	6,627	98.15	5,724	99.15	6,053	99.44	5,085	99.27	6,300	100.00

Total allocated allowance	8,651	100.00%	6,950	100.00%	6,711	100.00%	6,500	100.00%	6,300	100.00%

Unallocated allowance

Total	$8,651		$6,950		$6,711		$6,500		$6,300

The allocated element of the allowance for loan losses account increased $1,701 to $8,651 at December 31, 2013, compared to $6,950 at December 31, 2012. Both the specific and formula portions of the allowance for loan losses increased from the end of 2012. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310, increased $798 to $2,024 at December 31, 2013, from $1,226 at year-end 2012. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $903 to $6,627 at December 31, 2013, from $5,724 at December 31, 2012. The total loss factor for collectively evaluated loans increased from year-end 2012 due to an increase in the qualitative factors related to the continued unrest in the economic climate.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 51.6 percent at December 31, 2013. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2013.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Deposits totaled $1.4 billion at December 31, 2013 and $721.9 million at December 31, 2012. Noninterest-bearing deposits represented 20.3 percent of total deposits at December 31, 2013, compared to interest-bearing deposits at 79.7 percent. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 20.9 percent and 79.1 percent of total deposits at year end 2012.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2013		2012		2011
Year Ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$175,675	0.25%	$162,775	0.33%	$158,115	0.46%
NOW accounts	116,242	0.23	93,151	0.25	72,283	0.34
Savings accounts	150,083	0.11	124,692	0.13	117,928	0.26
Time deposits less than $100	97,826	0.97	114,050	1.13	162,003	1.38
Time deposits $100 or more	87,277	1.22	82,196	1.44	83,948	1.71

Total interest-bearing	627,103	0.46%	576,864	0.59%	594,277	0.83%
Noninterest-bearing	158,790		140,001		120,952

Total deposits	$785,893		$716,865		$715,229

Total deposits averaged $785.9 million in 2013, an increase of $69.0 million or 9.6 percent, compared to $716.9 million in 2012. Average noninterest-bearing deposits increased $18.8 million or 13.4 percent, while average interest-bearing accounts grew $50.2 million or 8.7 percent. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $61.4 million while average total time deposits decreased $11.2 million comparing 2013 and 2012. We continued to experience strong growth in these account types, as customers continued to receive lease payments and royalties from gas companies for drilling rights to their properties.

Our cost of deposits decreased 13 basis points from 0.59 percent in 2012 to 0.46 percent in 2013. Deposit costs declined 6 basis points in the first quarter of 2013 but remained relatively constant throughout the rest of the year ending the final quarter of 2013 at 0.48 percent.

Volatile deposits, time deposits $100 or more, were $134.8 million at December 31, 2013, compared to $81.9 million at the end of 2012. Large denomination time deposits averaged $87.3 million in 2013, an increase of $5.1 million or 6.2 percent from $82.2 million in 2012. Our average cost of these funds decreased 22 basis points to 1.22 percent in 2013, from 1.44 percent in 2012. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2013	2012	2011
Within three months	$33,377	$15,402	$14,033
After three months but within six months	26,320	26,518	19,228
After six months but within twelve months	26,000	10,693	16,615
After twelve months	49,125	29,242	34,952

Total	$134,822	$81,855	$84,828

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

We recorded a core deposit intangible related to a value ascribed to demand, interest checking, money market and saving accounts as well as a fair value adjustment for time deposits assumed in applying the purchase accounting guidance for the merger. For a further discussion of the fair value adjustments related to deposits assumed in the merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the FHLB-Pgh. We had only minimal reliance on this type of funding in 2013 and 2012. For a further discussion of our borrowings and their terms, refer to the note entitled, “Short-term borrowings,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The FOMC has maintained the target range for the federal funds rate at 0 to 25 basis points and has indicated that economic conditions are likely to continue to warrant these exceptionally low interest rate levels for some time. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC recently issued an advisory reiterating the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were sound, suitable and adequate given the level of IRR exposure at December 31, 2013.

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

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

Interest rate sensitivity

December 31, 2013	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$8,374	992	2,480		$11,846
Federal funds sold	9,460				9,460
Investment securities	15,124	$41,618	$186,957	$73,311	317,010
Loans held for sale	1,757				1,757
Loans, net	391,941	210,504	487,259	86,913	1,176,617

Total rate-sensitive assets	$426,656	$253,114	$676,696	$160,224	$1,516,690

Rate-sensitive liabilities:
Money market accounts	$229,626				$229,626
NOW accounts	55,380		$139,551		194,931
Savings accounts	12,774		359,327		372,101
Time deposits less than $100	33,070	55,595	63,870	15,550	168,085
Time deposits $100 or more	33,377	52,320	46,110	3,015	134,822
Short-term borrowings	22,052				22,052
Long-term debt	10,229	2,745	15,108	8,661	36,743

Total rate-sensitive liabilities	$396,508	$110,660	$623,966	$27,226	$1,158,360

Rate-sensitivity gap:
Period	$30,148	$142,454	$52,730	$132,998
Cumulative	$30,148	$172,602	$225,332	$358,330

RSA/RSL ratio:
Period	1.08	2.29	1.08	5.88
Cumulative	1.08	1.34	1.20	1.31	1.31

At December 31, 2013, we were in a positive gap position with a cumulative one-year RSA/RSL ratio of 1.34. Similarly, at December 31, 2012, our cumulative one-year RSA/RSL ratio was 1.26. Given the economic conditions, which included an exceptionally low short-term interest rate environment, the focus of ALCO during 2013 was to maintain the positive gap position in order to safeguard future earning from the potential risk of rising interest rates. Specifically throughout 2013, we attempted to increase the volume of loans with short

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

repricing terms in order to maintain over IRR position. In addition, we continued offering preferential rates on longer-term certificates of deposit, including 72- and 84-month maturities. The positive impact on our gap position from implementing these strategic initiatives was partially negated as customer interest in transaction type accounts became more popular as a means of storing funds obtained from natural gas drilling activities. ALCO will reemphasize these strategies in 2014 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Static gap analysis, although a credible measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position and variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table. For example, the conservative nature of our Asset/Liability Management Policy assigns personal NOW accounts to the “Due after three months but within twelve months” repricing interval. In reality, these accounts may reprice less frequently and in different magnitudes than changes in general market interest rate levels.

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2013, would increase slightly at 0.9 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2014 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

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

Based on our liquidity position at December 31, 2013, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2013. At December 31, 2013, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2013, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 10.0 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 4.1 percent. Comparatively, our ratios equaled 6.5 percent and 5.0 percent at the end of 2012, which indicated an increase in our reliance on noncore funds. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $3.5 million for the year ended December 31, 2013. Conversely, for the year ended December 31, 2012, cash and cash equivalents increased $13.4 million. During 2013, cash provided by operating and financing activities more than offset cash used in investing activities.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Operating activities provided net cash of $9.8 million in 2013 and $12.6 million in 2012. Net income, adjusted for the effects of noncash expenses such as depreciation and the provision for loan losses is the primary source of funds from operations.

Net cash provided by financing activities equaled $8.6 million in 2013. Net cash used in financing activities was $18.9 million in 2012. Deposit gathering, which is our predominant financing activity, increased in both 2013 and 2012. Deposit gathering provided a net cash inflow in 2013 of $28.9 million and $1.4 million in 2012. Partially offsetting the cash provided by deposit gathering in 2013 was a $3.7 million net decrease in short-term borrowings, an $11.1 million repayment of long-term debt and cash dividends paid of $5.5 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $14.9 million in 2013. Net cash provided by investing activities was $19.7 million in 2012. Net cash used in lending activities was $50.7 million in 2013. Loan repayments outpaced loan origination in 2012 resulting in net cash provided of $7.3 million. Activities related to our investment portfolio provided net cash of $12.1 million in 2013 and $14.8 million in 2012.

We anticipate our liquidity position to be stable in 2013. Although we are expecting loan demand to continue to be strong, we expect to fund such demand through deposit gathering and payments and prepayments on loans and investments. As the infrastructure for natural gas drilling grows, we anticipate deposit receipts from royalties to increase. Moreover, continued weakness in economic conditions may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2014.

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

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 13.6 percent at December 31, 2013, and 16.8 percent at December 31, 2012. Our Total capital ratio was 14.3 percent at December 31, 2013 and 18.0 percent at December 31, 2012. Similarly, our Leverage ratio, which equaled 10.1 percent at December 31, 2013, and 11.5 percent at December 31, 2012, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.0 percent, 13.7 percent and 9.7 percent at December 31, 2013, and 16.2 percent, 17.4 percent and 11.1 percent at December 31, 2012. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2013 and 2012. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Stockholders’ equity was $238.8 million or $31.62 per share at December 31, 2013, and $132.5 million or $29.65 per share at December 31, 2012. Stockholders’ equity was primarily impacted by recording the fair value of consideration exchanged of $106.5 million as a result of the merger. In addition, net income of $5.7 million was offset by net cash dividends declared of $5.5 million.

We declared dividends of $1.23 per share in 2013 and 2012. The dividend payout ratio, dividends declared as a percent of net income, equaled 96.3 percent in 2013 and 52.0 percent in 2012. Our board of directors intends to continue paying cash dividends in the future. The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. Our ability to declare and pay dividends in the future, however, is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this annual report.

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we are authorized to repurchase up to 370,000 shares of our outstanding shares through open market purchases.

Review of Financial Performance:

Net income was $5,721 or $1.21 per share in 2013 and $10,589 or $2.37 per share in 2012. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.58 percent and 4.01 percent for the year ended December 31, 2013. ROAA was 1.14 percent and ROAE was 8.07 percent for the year ended December 31, 2012.

Tax-equivalent net interest income was $35,415 in 2013 and $34,468 in 2012. Our net interest margin equaled 3.91 percent in 2013 and 4.08 percent in 2012. Noninterest income totaled $11,762 in 2013 and $11,441 in 2012. Noninterest expense was $36,396 for the year ended December 31, 2013 compared to $29,099 for the year ended December 31 2012.

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

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

Net interest income changes due to rate and volume

	2013 vs 2012 Increase (decrease) attributable to			2012 vs 2011 Increase (decrease) attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$250	$(2,609)	$2,859	$(1,546)	$(1,021)	$(525)
Tax-exempt	(18)	111	(129)	687	(438)	1,125
Investments:
Taxable	(464)	(376)	(88)	(443)	(474)	31
Tax-exempt	(55)	(232)	177	(859)	(241)	(618)
Interest-bearing deposits	39	17	22	(12)	15	(27)
Federal funds sold	2		2	(2)	(1)	(1)

Total interest income	(246)	(3,089)	2,843	(2,175)	(2,160)	(15)

Interest expense:
Money market accounts	(113)	(153)	40	(177)	(198)	21
NOW accounts	27	(27)	54	(12)	(74)	62
Savings accounts	(3)	(34)	31	(146)	(163)	17
Time deposits less than $100	(345)	(174)	(171)	(946)	(357)	(589)
Time deposits $100 or more	(114)	(184)	70	(253)	(224)	(29)
Short-term borrowings	(4)		(4)	(45)	(12)	(33)
Long-term debt	(641)	(131)	(510)	(398)	2	(400)

Total interest expense	(1,193)	(703)	(490)	(1,977)	(1,026)	(951)

Net interest income	$947	$(2,386)	$3,333	$(198)	$(1,134)	$936

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

For the year ended December 31, tax-equivalent net interest income was $35,415 in 2013 and $34,468 in 2012. There was a positive volume variance offset partially by a negative rate variance.

Changes in the volumes of earning assets and interest-bearing liabilities contributed to an increase of $947 in net interest income. Average earning assets increased $61.6 million to $906.9 million in 2013 from $845.3 million in 2012 and accounted for a $2,843 increase in interest income. Average loans, net increased $53.6 million or 8.4 percent, which caused interest income to increase $2,730. Average taxable investments decreased $4.8 million or 3.8 percent comparing 2013 and 2012, which resulted in decreased interest income of $88 while average tax-exempt investments increased $2.8 million or 4.5 percent which resulted in an increase to interest income of $177.

Average interest-bearing liabilities rose $34.1 million or 5.3 percent to $674.4 million in 2013 from $640.3 million in 2012. The growth resulted in a net increase in interest expense of $490. Large denomination time deposits averaged $5.1 million more in 2013 and caused interest expense to increase $70. A decrease of $16.2 million in average time deposits less than $100 deducted $171 from interest expense. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $61.4 million, which in aggregate caused a $125 increase in interest expense. Short-term borrowings averaged $1.3 million less and reduced interest expense $4 while long-term debt averaged $14.9 million less and reduced interest expense by $510 comparing 2013 and 2012.

An unfavorable rate variance occurred as the decrease in the tax-equivalent yield on earning assets was more than the reduction in the cost of funds. As a result, tax-equivalent net interest income decreased $2,386. The tax-equivalent yield on earning assets decreased 35 basis points to 4.36 percent in 2013 from 4.71 percent in 2012, resulting in a reduction in interest income of $3,089. Specifically, the yield on the taxable loan portfolio decreased 43 basis points to 4.88 percent in 2013 from 5.31 percent in 2012. The decline in the yield on the taxable loan portfolio was a reflection of the condition of general market rates. Taxable loan yield reductions caused interest income to decrease $2,609, representing 84.5 percent of the entire reduction in interest income due to changes in rates.

The reduction in interest income was mitigated by a decrease of $703 in interest expense, which resulted from a 22 basis point decrease in the cost of funds to 0.62 percent in 2013 from 0.84 percent in 2012. We experienced reductions in the rates paid on all major categories of interest-bearing liabilities with the exception of short-term borrowings. Specifically, the cost of money market, NOW and savings accounts decreased 8 basis points, 2 basis points and 2 basis points comparing 2013 and 2012. These decreases resulted in a reduction in interest expense of $214. With regard to time deposits, the average rate paid for time deposits less than $100 decreased 16 basis points while time deposits $100 or more decreased 22 basis points, which together resulted in a $358 decrease in interest expense. The average rate paid on short-term borrowings was 33 basis points for 2013 and 2012. Interest expense was reduced $131 from a 27 basis point decline in the average rate paid on long-term debt.

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Summary of net interest income

	2013			2012
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$637,153	$31,102	4.88%	$580,835	$30,852	5.31%
Tax-exempt	52,259	2,536	4.85	54,975	2,554	4.65
Investments:
Taxable	119,866	1,881	1.57	124,695	2,345	1.88
Tax-exempt	65,073	3,977	6.11	62,278	4,032	6.47
Interest-bearing deposits	31,659	86	0.27	22,518	47	0.21
Federal funds sold	902	2	0.22

Total earning assets	906,912	39,584	4.36%	845,301	39,830	4.71%
Less: allowance for loan losses	7,311			6,776
Other assets	89,513			86,289

Total assets	$989,114			$924,814

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$175,675	431	0.25%	$162,775	544	0.33%
NOW accounts	116,242	264	0.23	93,151	237	0.25
Savings accounts	150,083	163	0.11	124,692	166	0.13
Time deposits less than $100	97,826	949	0.97	114,050	1,294	1.13
Time deposits $100 or more	87,277	1,069	1.22	82,196	1,183	1.44
Short-term borrowings	10,158	34	0.33	11,484	38	0.33
Long-term debt	37,151	1,259	3.39	51,964	1,900	3.66

Total interest-bearing liabilities	674,412	4,169	0.62%	640,312	5,362	0.84
Noninterest-bearing deposits	158,790			140,001
Other liabilities	13,159			13,327
Stockholders’ equity	142,753			131,174

Total liabilities and stockholders’ equity	$989,114			$924,814

Net interest income/spread		$35,415	3.74%		$34,468	3.87%

Net interest margin			3.91%			4.08%
Tax-equivalent adjustments:
Loans		$862			$867
Investments		1,352			1,372

Total adjustments		$2,214			$2,239

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,125 in 2013, $937 in 2012 and $645 in 2011. Tax-equivalent adjustments were calculated using the prevailing federal statutory tax rate of 34.0 percent.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Summary of net interest income (continued)

	2011
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$590,499	$32,398	5.49%
Tax-exempt	32,054	1,867	5.82
Investments:
Taxable	123,345	2,788	2.26
Tax-exempt	71,686	4,891	6.82
Interest-bearing deposits	36,759	59	0.16
Federal funds sold	2,994	2	0.07

Total earning assets	857,337	42,005	4.90%
Less: allowance for loan losses	6,565
Other assets	81,774

Total assets	$932,546

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$158,115	721	0.46%
NOW accounts	72,283	249	0.34
Savings accounts	117,928	312	0.26
Time deposits less than $100	162,003	2,240	1.38
Time deposits $100 or more	83,948	1,436	1.71
Short-term borrowings	20,845	83	0.40
Long-term debt	62,908	2,298	3.65

Total interest-bearing liabilities	678,030	7,339	1.08%
Noninterest-bearing deposits	120,952
Other liabilities	8,899
Stockholders’ equity	124,665

Total liabilities and stockholders’ equity	$932,546

Net interest income/spread		$34,666	3.82%

Net interest margin			4.04%
Tax-equivalent adjustments:
Loans		$680
Investments		1,618

Total adjustments		$2,298

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $2,361 in 2013 and $924 in 2012. Based on our most recent evaluation at December 31, 2013, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

With regard to noninterest income, revenue generated from service charges, fees and commissions was $4,092 or 34.8 percent of total noninterest revenue in 2013 while merchant services income of $3,936 accounted for 33.5 percent of the total noninterest revenue. Commissions and fees on fiduciary activities were $1,735 or 14.7 percent of noninterest revenue. All other categories of noninterest revenue, including wealth management income, mortgage banking income, life insurance investment income and net gains from the sale of investment securities available-for-sale were a combined $1,999 or 17.0 percent of total noninterest revenue in 2013.

Our noninterest income increased $321 or 2.8 percent to $11,762 in 2013 from $11,441 in 2012. Revenue received from Service charges, fees and commissions increased $412 or 11.2 percent comparing 2013 and 2012. Commissions and fees on fiduciary activities increased $254 or 17.2 percent while wealth management income increased $241 or 91.3 percent comparing 2013 and 2012 as investing activity increased. Income from investment in life insurance increased $464 or 92.1 percent to $968 in 2013 from $504 in 2012. Merchant services income decreased $354 or 8.3 percent to $3,936 in 2013 from $4,290 in 2012 from a decrease in the volume of transactions processed. Mortgage banking income decreased $542 or 59.9 percent in 2013 compared to 2012 as mortgage rates increased and fewer customers refinanced through secondary markets.

Noninterest Expense:

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

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year Ended December 31	2013	2012	2011
Salaries and employee benefits expense:
Salaries and payroll taxes	$13,276	$11,980	$11,779
Employee benefits	2,707	2,141	2,172

Salaries and employee benefits expense	15,983	14,121	13,951

Occupancy and equipment expenses:
Occupancy expense	3,354	2,376	2,616
Equipment expense	634	570	945

Occupancy and equipment expenses	3,988	2,946	3,561

Other expenses:
Merchant transaction expense	2,490	2,742	3,166
FDIC insurance and assessments	400	458	450
Professional fees and outside services	2,104	2,077	1,498
Other taxes	1,268	1,708	862
Stationery and supplies	359	339	325
Advertising	350	287	494
Amortization of intangible assets	326	267	304
Acquisition of related expenses	4,609
Other	4,519	4,154	4,430

Other expenses	16,425	12,032	11,529

Total noninterest expense	$36,396	$29,099	$29,041

Salaries and employee benefits expense was the largest component of other expenses at $15,983. Salaries and payroll taxes was the largest component of other expenses at $13,276 or 36.5 percent of total noninterest expenses in 2013 with employee benefits adding $2,707 or 7.4 percent.

Salaries and employee benefits expense increased $1,862 or 13.2 percent to $15,983 in 2013 from $14,121 in 2012. Salaries and payroll taxes increased $1,296 or 10.8 percent, while employee benefits expense increased $566 or 26.4 percent. The increase in the salaries and payroll taxes component was directly related to costs associated with the merger and annual merit increases. The increase in employee benefits expense resulted primarily from an increases in health care costs.

For 2013, occupancy and equipment expense totaled $3,988. Occupancy expense contributed $3,354 or 9.2 percent to noninterest expenses while equipment expense contributed $634 or 1.7 percent. Occupancy and equipment expense increased $1,042 or 35.4 percent to $3,988 in 2013 from $2,946 in 2012. Specifically, building-related costs increased $978 while equipment-related costs increased only $64. The increase in occupancy expense resulted from incurring additional maintenance and leasing expenses associated with our facilities.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets, acquisition related expenses and all other expenses were $16,425 in 2013. Within other expenses are acquisition related expenses of $4,609 or 12.7 percent of noninterest expenses, $2,490 in merchant transaction expenses or

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

6.8 percent, professional fees, and outside services of $2,104 or 5.8 percent, other taxes amounting to $1,268 or 3.5 percent. All other expense categories not detailed individually are $5,954 or 16.4 percent of total noninterest expenses.

Merchant transaction expenses decreased $252 or 9.2 percent to $2,490 in 2013 compared to $2,742 in 2012 due to a decrease in the volume of transactions processed. This is consistent with the decrease to income generated from merchant services. Other expenses increased $365 or 8.8 percent to $4,519 in 2013 from $4,154 in 2012. We recognized $4,609 of acquisition related expenses in 2013.

Income Taxes:

Our income tax expense was $485 or 7.8 percent of income before income taxes in 2013 and $3,058 or 22.4 percent in 2012. The effective tax rate in 2013 is relatively low due to the fact that tax-exempt income represents a relatively high percentage of income before income taxes. The effect of tax-exempt income was partially offset by nondeductible merger related expenses.

Management’s Discussion and Analysis 2012 versus 2011

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets decreased $7.5 million or 0.8 percent to $918.0 million at December 31, 2012, from $925.5 million at December 31, 2011. Total assets averaged $924.8 million in 2012, a decrease of $7.7 million or 0.8 percent from $932.5 million in 2011. Earning assets averaged $845.3 million and equaled 91.4 percent of total average assets in 2012, compared to $857.3 million or 91.9 percent of total average assets in 2011.

The balance sheet growth was driven by an increase in total deposits of $1.4 million or 0.2 percent to $721.9 million at the end of 2012, from $720.5 million at year-end 2011. Total interest-bearing deposits decreased $14.9 million or 2.5 percent, while noninterest-bearing deposits rose $16.3 million or 12.1 percent. A decline in time deposits was primarily responsible for the change in interest-bearing deposits in 2012. Short-term interest rates remained at historically low levels in 2012. As a result, we experienced a 24 basis point reduction in our cost of funds to 0.84 percent in 2012 from 1.08 percent in 2011.

Loans, net decreased $8.0 million or 1.3 percent to $623.5 million at December 31, 2012, from $631.5 million at December 31, 2011. Loans averaged $635.8 million and represented 75.2 percent of average earning assets in 2012, compared to $622.6 million or 72.6 percent in 2011. Corresponding with the reductions in short-term interest rates, the prime rate remained at 3.25 percent over the course of 2012. The tax-equivalent yield on the loan portfolio decreased 25 basis points to 5.25 percent in 2012 from 5.50 percent in 2011. Investment securities decreased $13.9 million to $177.3 million at the end of 2012 from $191.2 million at December 31, 2011. Similar to loan yields, the tax-equivalent yield on the investment portfolio declined 53 basis points in 2012. Overall, we experienced a 19 basis point reduction in the tax-equivalent yield on earning assets to 4.71 percent in 2012 from 4.90 percent in 2011.

Stockholders’ equity equaled $132.5 million or $29.65 per share at December 31, 2012, and $127.3 million or $28.51 per share at December 31, 2011. Our Leverage ratio improved to 11.5 percent at the end of 2012, compared to 10.8 percent at December 31, 2011. The Leverage ratio, as well as all of our capital ratios, exceeded regulatory standards for well capitalized institutions.

Investment Portfolio:

Investment securities decreased $13.9 million to $177.3 million at December 31, 2012, from $191.2 million at December 31, 2011. Security purchases totaled $46.3 million in 2012. Investment securities averaged $187.0 million and equaled 22.1 percent of average earning assets in 2012, compared to $195.0 million and 22.7 percent in 2011. The tax-equivalent yield on the investment portfolio decreased 53 basis points to 3.41 percent in 2012 from 3.94 percent in 2011.

Repayments of investment securities totaled $55.2 million in 2012. We received proceeds of $5.8 million from the sale of investment securities in 2012. Net gains recognized on the sale of investment securities available-for-sale totaled $317 in 2012 and $666 in 2011. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $4.5 million, net of income taxes of $2.3 million, at December 31, 2012, and a net unrealized gain of $3.9 million, net of income taxes of $2.0 million, at December 31, 2011. We recognized other-than-temporary impairments (“OTTI”) of $78 in 2011 as a result of writing down certain common equity securities.

At December 31, 2012 and 2011, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

Management’s Discussion and Analysis 2012 versus 2011

(Dollars in thousands, except per share data)

Loan Portfolio:

Loans, net decreased $8.0 million or 1.3 percent to $623.5 million at December 31, 2012, from $631.5 million at the end of 2011. Reductions in residential mortgages and consumer loans more than offset an increase in business lending. Business loans, including commercial loans and commercial mortgages, increased $12.1 million to $309.2 million at December 31, 2012, from $297.1 million at year-end 2011. Residential mortgage loans decreased $19.7 million to $261.9 million at the close of 2012 from $281.6 million at December 31, 2011. Consumer loans decreased $0.4 million to $52.4 million at December 31, 2012, from $52.8 million at December 31, 2011.

Loans averaged $635.8 million in 2012, an increase of $13.2 million or 2.1 percent compared to $622.6 million in 2011. The loan portfolio played a more prominent role in our earning asset mix, as average loans equaled 75.2 percent of earning assets in 2012 compared to 72.6 percent in 2011. The low interest rate environment caused the tax-equivalent yield on our loan portfolio to decrease 25 basis points to 5.25 percent in 2012 from 5.50 percent in 2011.

Fixed-rate loans represented 41.0 percent of the loan portfolio at December 31, 2012, compared to 44.7 percent at the end of 2011. Fixed-rate loans decreased $26.5 million or 9.4 percent to $255.9 million at December 31, 2012 from $282.4 million at December 31, 2011. Comparatively, floating or adjustable-rate loans increased $18.5 million or 5.3 percent in 2012.

Asset Quality:

We continued to experience asset quality improvements in 2012. The amount of nonperforming assets declined significantly comparing year-end 2012 and 2011. Nonperforming assets decreased to 0.60 percent of loans, net and foreclosed assets at December 31, 2012, from 0.93 percent at the end of 2011. All major categories of nonperforming assets experienced declines in 2012.

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

The allowance for loan losses increased $239 to $6,950 at December 31, 2012, from $6,711 at the end of 2011. The increase resulted from a provision for loan losses of $924 exceeding net loans charged-off of $685. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.11 percent at the end of 2012, compared to 1.06 percent at the end of 2011. Net loans charged-off decreased $1,485 or 68.4 percent to $685 in 2012 from $2,170 in 2011. Net charge-offs, as a percentage of average loans outstanding, equaled 0.11 percent in 2012 and 0.35 percent in 2011.

The specific allowance for loan losses increased while the formula portion of the allowance for loan losses decreased from the end of 2011. The specific portion of the allowance for impairment of loans individually evaluated under FASB Accounting Standards Codification (“ASC”) 310, increased $568 to $1,226 at December 31, 2012, from $658 at year-end 2011 due primarily to an increase in the amount of loans individually evaluated with a corresponding allowance recorded. The amount of impaired loans having insufficient collateral coverage increased to $3.9 million for December 31, 2012 from $2.1 million at the end of 2011. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, decreased $329 to $5,724 at December 31, 2012, from $6,053 at December 31, 2011. The total loss factor for

Management’s Discussion and Analysis 2012 versus 2011

(Dollars in thousands, except per share data)

collectively evaluated loans decreased from year-end 2011 due to a lower amount of average net charge-offs for the past twelve quarters and an overall decrease in the qualitative factors.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 185.6 percent at December 31, 2012, compared to 114.2 percent at December 31, 2011.

Deposits:

Total deposits grew $1.4 million or 0.2 percent to $721.9 million at December 31, 2012, from $720.5 million at the end of 2011. In comparison, total deposits increased $29.5 million or 4.3 percent in 2011. For 2012, interest-bearing accounts decreased $14.9 million or 2.5 percent. Interest-bearing transaction accounts, which include money market, NOW and savings accounts, increased $24.6 million in 2012. Noninterest-bearing accounts rose $16.3 million or 12.1 percent, partially due to the increase in commercial relationships.

Total deposits averaged $716.9 million in 2012, an increase of $1.7 million or 0.2 percent, compared to $715.2 million in 2011. Average noninterest-bearing deposits increased $19.0 million or 15.7 percent, while average interest-bearing accounts decreased $17.3 million or 2.9 percent. With regard to average interest-bearing deposits, average total time deposits decreased $49.7 million. Interest-bearing transaction accounts increased, as average money market, NOW and savings accounts grew $4.7 million, $20.9 million and $6.8 million in 2012.

Volatile deposits, time deposits $100 or more, declined $2.9 million to $81.9 million at December 31, 2012, from $84.8 million at the end of 2011. Large denomination time deposits averaged $82.2 million in 2012, a decrease of $1.7 million or 2.0 percent from $83.9 million in 2011. Our average cost of these funds decreased 27 basis points to 1.44 percent in 2012, from 1.71 percent in 2011.

Market Risk Sensitivity:

With respect to evaluating our exposure to interest rate risk on earnings, we utilize a gap analysis model that considers repricing frequencies of rate sensitive assets (“RSA”) and rate sensitive liabilities (“RSL”). Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

At December 31, 2012, we were in a positive gap position with a cumulative one-year RSA/RSL ratio of 1.26. Similarly, at December 31, 2011, our cumulative one-year RSA/RSL ratio was 1.15. The change in our RSA/RSL ratio from the previous year-end resulted primarily from a $14.2 million or 3.6 percent increase in RSA maturing or repricing within one year, coupled with a $18.0 million or 5.2 percent decrease in RSL maturing or repricing within one year. The increase in RSA resulted primarily from an increase in loans, net maturing or repricing within the next 12 months. With regard to RSL, a decrease in interest-bearing transaction accounts and total time deposits explains the majority of the total change in RSL maturing or repricing within one year.

Liquidity:

At December 31, 2012, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are

Management’s Discussion and Analysis 2012 versus 2011

(Dollars in thousands, except per share data)

particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2012, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 6.5 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 5.0 percent. Comparatively, our ratios equaled 12.7 percent and 7.7 percent at the end of 2011, which indicated a decrease in our reliance on noncore funds. The decrease in noncore funding reliance resulted primarily from a decrease in borrowed funds and time deposits $100 or more.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits in other banks and federal funds sold. Cash and cash equivalents increased $13.4 million for the year ended December 31, 2012. Similarly, for the year ended December 31, 2011, cash and cash equivalents increased $20.3 million. During 2012, cash provided by operating and investing activities more than offset cash used in investing activities.

Operating activities provided net cash of $12.6 million in 2012 and $13.9 million in 2011. Net income, adjusted for the effects of noncash expenses such as depreciation and the provision for loan losses is the primary source of funds from operations.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash provided by investing activities totaled $19.7 million in 2012, an increase of $8.6 million from $11.1 million in 2011. An increase in loan repayments in excess of originations offset partially by a reduction in the net proceeds from investments caused the increase in net cash provided by investing activities.

Net cash used in financing activities equaled $18.9 million in 2012 and $4.9 million in 2011. Deposit gathering, which is our predominant financing activity, decreased significantly comparing 2012 and 2011. Deposit gathering provided a net cash inflow in 2012 of $1.4 million and $29.3 million in 2011. Also impacting the change in net cash used in financing activities was a net decrease in short-term borrowings of $1.9 million in 2012 and $18.1 million in 2011.

Capital Adequacy:

Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Our ratio of Tier I capital to risk-weighted assets and off-balance sheet items was 16.8 percent at December 31, 2012, and 15.8 percent at December 31, 2011. Our Total capital ratio was 18.0 percent at December 31, 2012 and 16.9 percent at December 31, 2011. Similarly, our Leverage ratio, which equaled 11.5 percent at December 31, 2012, and 10.8 percent at December 31, 2011, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier I capital, Total capital and Leverage ratios of 16.2 percent, 17.4 percent and 11.1 percent at December 31, 2012, and 15.2 percent, 16.3 percent and 10.5 percent at December 31, 2011. Peoples Bank was categorized as well capitalized at December 31, 2012 and 2011.

Stockholders’ equity increased $5.2 million to $132.5 million at December 31, 2012, from $127.3 million at December 31, 2011. Net income of $10.6 million was offset by cash dividends declared of $5.5 million. We declared dividends of $1.23 per share in 2012 and 2011. The dividend payout ratio, dividends declared as a percent of net income, equaled 52.0 percent in 2012 and 52.2 percent in 2011.

Management’s Discussion and Analysis 2012 versus 2011

(Dollars in thousands, except per share data)

Review of Financial Performance:

Net income increased to $10.6 million or $2.37 per share from $10.5 million or $2.36 per share in 2011. Return on average assets was 1.14 percent for the year ended December 31, 2012, compared to 1.13 percent for the year ended December 31, 2011. Return on average equity was 8.07 percent in 2012 compared to 8.45 percent in 2011. Tax-equivalent net interest income decreased $198 in 2012. Our net interest margin equaled 4.08 percent in 2012, a 4 basis point improvement compared to 4.04 percent in 2011.

Decreases in service charges, fees and commissions of 17.7 percent and merchant services income of 8.1 percent were primarily responsible for the reduction in noninterest income. Partially offsetting these declines was an improvement of $322 in net income generated from our secondary mortgage department in 2012.

Noninterest expense was unchanged comparing 2012 and 2011. Salaries and employee benefits expenses increased $170 or 1.2 percent as a result of normal merit increases. In addition, we experienced a $615 or 17.3 percent decrease in occupancy and equipment expense due to reductions in equipment maintenance and depreciation expenses. Merchant services expense decreased $424 or 13.4 percent in 2012 due to lower transaction volumes. Other expenses increased $964 or 12.0 percent comparing 2012 and 2011. Our productivity improved as evidenced by the change in the operating efficiency ratio. The operating efficiency ratio, defined as noninterest expense divided by the total of net interest income and noninterest income, is an industry ratio used to measure productivity. Our operating efficiency ratio was 66.6 percent in 2012 compared to 64.6 percent in 2011.

Net Interest Income:

For the year ended December 31, 2012, tax-equivalent net interest income decreased $198 to $34,468 from $34,666 in 2011. Changes in the volumes of earning assets and interest-bearing liabilities contributed to an increase of $936 in net interest income. Average earning assets decreased $12.0 million to $845.3 million in 2012 from $857.3 million in 2011 and accounted for a $15 decrease in interest income. Average loans, net increased $13.2 million or 2.1 percent, which caused interest income to increase $601. Conversely, average investments declined $8.0 million or 4.1 percent comparing 2012 and 2011, which resulted in reduced interest income of $587.

Average interest-bearing liabilities declined $37.7 million or 5.6 percent to $640.3 million in 2012 from $678.0 million in 2011. The decline resulted in a net decrease in interest expense of $951. Having the greatest impact was a $47.9 million decrease in time deposits less than $100, which caused interest expense to decrease $589. In addition, long-term debt averaged $10.9 million less and reduced interest expense by $400 comparing 2012 and 2011.

The tax-equivalent yield on earning assets decreased 19 basis points to 4.71 percent in 2012 from 4.90 percent in 2011, resulting in a reduction in interest income of $2,160. Specifically, the tax-equivalent yield on the loan portfolio decreased 25 basis points to 5.25 percent in 2012 from 5.50 percent in 2011. The decline in the tax-equivalent yield on the loan portfolio was a reflection of the condition of general market rates. Loan yield reductions caused interest income to decrease $1,460, representing 67.6 percent of the entire reduction in interest income due to changes in rates.

The reduction in interest income was mitigated by a decrease of $1,026 in interest expense, which resulted from a 24 basis point decrease in the cost of funds to 0.84 percent in 2012 from 1.08 percent in 2011. We experienced significant reductions in the rates paid on all major deposit categories. Specifically, the cost of money market, NOW and savings accounts decreased 13 basis points, 9 basis points and 13 basis points comparing 2012 and

Management’s Discussion and Analysis 2012 versus 2011

(Dollars in thousands, except per share data)

2011. These decreases resulted in reductions in interest expense of $198, $74 and $163. With regard to time deposits, the average rate paid for time deposits less than $100 decreased 25 basis points while time deposits $100 or more declined 27 basis points, which together resulted in a $581 decrease in interest expense. The average rate paid on short-term borrowings declined 7 basis points, resulting in a $12 reduction in interest expense.

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $924 in 2012 and $2,381 in 2011.

Noninterest Income:

Our noninterest income decreased $1,178 or 9.3 percent to $11,441 in 2012 from $12,619 in 2011. Reductions in service charges, fees, commissions and others of $790 and merchant services income of $380 were the major contributors to the reduction in noninterest income.

Noninterest Expense:

Salaries and employee benefits expense increased $170 or 1.2 percent to $14,121 in 2012 from $13,951 in 2011. Salaries and payroll taxes increased $201 or 1.8 percent, while employee benefits expense decreased $31 or 1.4 percent. The increase in the salaries and payroll taxes component was directly related to the annual merit increases.

For 2012, occupancy and equipment expense decreased $615 or 17.3 percent to $2,946 from $3,561 in 2011. Specifically, building-related costs decreased $240 or 9.2 percent while equipment-related costs decreased $375 or 39.7 percent. The decrease in equipment expense resulted from reductions in costs, including maintenance and depreciation. Lower building repairs was the primary factor causing the decrease in occupancy expense.

Other expenses increased $503 or 4.4 percent to $12,032 in 2012 from $11,529 in 2011. Increases in professional and outside services expense of $579 and bank shares tax of $846 were offset partially by reductions in merchant services expense of $424 and advertising expense of $207.

Income Taxes:

Our income tax expense increased $24 to $3,058 in 2012, from $3,034 in 2011. Tax-exempt interest revenue, as a percentage of total interest revenue, increased to 11.6 percent in 2012 from 11.2 percent in 2011. Our effective tax rate was 22.4 percent in 2012 and 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk to our earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”), which arises from our lending, investing and deposit gathering activities. Our market risk sensitive instruments consist of non-derivative financial instruments, none of which are entered into for trading purposes. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in reported earnings and/or the market value of net worth. Variations in interest rates affect the underlying economic value of assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to interest rates. Interest rate changes affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. IRR is inherent in the role of banks as financial intermediaries.

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The overnight borrowing rate has been subject to a range of 0% to 0.25% since the Federal Open Market Committee (“FOMC”) adopted their accommodative monetary policy. The FOMC has acted to drive longer term rates to historic lows and operate as a backstop to the financial industry through direct infusions of capital by implementing their quantitative easing policies.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2013, based on our simulation model, is summarized as follows:

	December 31, 2013 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	5.2	N/A	0.0	N/A
+300	4.0	(30.0)	0.7	(30.0)
+200	2.5	(20.0)	0.7	(25.0)
+100	0.9	(10.0)	0.9	(15.0)
Static
-100	(2.5)	(10.0)	(10.4)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2013, would increase slightly at 0.9 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

Item 8.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Penseco Financial Services Corporation

We have audited the accompanying consolidated balance sheets of Penseco Financial Services Corporation and subsidiary (“Penseco” as defined in Note 1) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/  McGrail Merkel Quinn & Associate, P.C.

Scranton, Pennsylvania

March 14, 2013

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2013	2012
Assets:
Cash and due from banks	$30,004	$15,581
Interest-bearing deposits in other banks	11,846	32,263
Federal funds sold	9,460
Investment securities:
Available-for-sale	299,715	161,391
Held-to-maturity: Fair value 2013, $17,175; 2012, $16,774	17,295	15,902

Total investment securities	317,010	177,293
Loans held for sale	1,757
Loans, net	1,176,617	623,530
Less: allowance for loan losses	8,651	6,950

Net loans	1,167,966	616,580
Premises and equipment, net	26,119	15,137
Accrued interest receivable	5,866	2,862
Goodwill	63,370	26,398
Intangible assets	6,835	838
Other assets	47,988	31,090

Total assets	$1,688,221	$918,042

Liabilities:
Deposits:
Noninterest-bearing	$279,942	$151,121
Interest-bearing	1,099,565	570,827

Total deposits	1,379,507	721,948
Short-term borrowings	22,052	8,019
Long-term debt	36,743	45,397
Accrued interest payable	723	716
Other liabilities	10,404	9,516

Total liabilities	1,449,429	785,596

Stockholders’ equity:
Common stock: par value $2.00, authorized 25,000,000 shares, 2013, issued 7,806,789 shares; 2012, issued 4,467,261 shares	15,614	8,935
Capital surplus	146,109	40,003
Retained earnings	84,008	83,798
Accumulated other comprehensive loss	(698)	(290)
Less: treasury stock, at cost: 2013, 253,845 shares	6,241

Total stockholders’ equity	238,792	132,446

Total liabilities and stockholders’ equity	$1,688,221	$918,042

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2013	2012	2011
Interest income:
Interest and fees on loans:
Taxable	$31,102	$30,852	$32,398
Tax-exempt	1,674	1,687	1,187
Interest and dividends on investment securities:
Taxable	1,793	2,282	2,724
Tax-exempt	2,625	2,660	3,273
Dividends	88	63	64
Interest on interest-bearing deposits in other banks	86	47	59
Interest on federal funds sold	2		2

Total interest income	37,370	37,591	39,707

Interest expense:
Interest on deposits	2,876	3,424	4,958
Interest on short-term borrowings	34	38	83
Interest on long-term debt	1,259	1,900	2,298

Total interest expense	4,169	5,362	7,339

Net interest income	33,201	32,229	32,368
Provision for loan losses	2,361	924	2,381

Net interest income after provision for loan losses	30,840	31,305	29,987

Noninterest income:
Service charges, fees and commissions	4,092	3,680	4,470
Merchant services income	3,936	4,290	4,670
Commission and fees on fiduciary activities	1,735	1,481	1,563
Wealth management income	505	264	253
Mortgage banking income	363	905	585
Life insurance investment income	968	504	490
Net gain on sale of investment securities available-for-sale	163	317	666
Other-than-temporary impairment of investment securities			(78)

Total noninterest income	11,762	11,441	12,619

Noninterest expense:
Salaries and employee benefits expense	15,983	14,121	13,951
Net occupancy and equipment expense	3,988	2,946	3,561
Merchant services expense	2,490	2,742	3,166
Amortization of intangible assets	326	267	304
Acquisition related expense	4,609
Other expenses	9,000	9,023	8,059

Total noninterest expense	36,396	29,099	29,041

Income before income taxes	6,206	13,647	13,565
Income tax expense	485	3,058	3,034

Net income	5,721	10,589	10,531

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(3,882)	1,223	4,873
Reclassification adjustment for net gain on sales included in net income	(163)	(317)	(666)
Reclassification adjustment for other-than-temporary impairment			78
Change in pension liability	3,642	(924)	(1,497)

Other comprehensive income (loss)	(403)	(18)	2,788
Income tax expense (benefit) related to other comprehensive income (loss)	(5)	(6)	948

Other comprehensive income (loss), net of income taxes	(408)	(12)	1,840

Comprehensive income	$5,313	$10,577	$12,371

Per share data:
Net income:
Basic	$1.21	$2.37	$2.36
Diluted	$1.21	$2.37	$2.36
Average common shares outstanding:
Basic	4,733,059	4,467,261	4,467,261
Diluted	4,733,059	4,467,714	4,467,261
Dividends declared	$1.23	$1.23	$1.23

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

For the Three Years Ended December 31, 2013	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
Balance, January 1, 2011	$8,935	$39,963	$73,686	$(2,118)	$		$120,466
Net income			10,531				10,531
Other comprehensive income, net of income taxes				1,840			1,840
Dividends declared: $1.23 per share			(5,504)				(5,504)

Balance, December 31, 2011	8,935	39,963	78,713	(278)			127,333
Net income			10,589				10,589
Other comprehensive loss, net of income taxes				(12)			(12)
Dividends declared: $1.23 per share			(5,504)				(5,504)
Stock based compensation		40					40

Balance, December 31, 2012	8,935	40,003	83,798	(290)			132,446
Net income			5,721				5,721
Other comprehensive loss, net of income taxes				(408)			(408)
Dividends declared: $1.23 per share			(5,511)				(5,511)
Stock based compensation		25					25
Retirement of treasury stock	(28)	(384)				412
Fair value of consideration exchanged	6,707	106,465				(6,653)	106,519

Balance, December 31, 2013	$15,614	$146,109	$84,008	$(698)		$(6,241)	$238,792

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$5,721	$10,589	$10,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	924	855	1,050
Amortization of intangibles	(326)	(267)	(304)
Amortization of purchase accounting adjustments on tangible assets	(70)	(285)	(345)
Provision for loan losses	2,361	924	2,381
Net loss on sale of other real estate owned	91	5	262
Net loss on disposal of equipment	438
Net amortization of investment securities	737	383	494
Net gain on sale of investment securities	(163)	(317)	(666)
Other-than-temporary impairment of investment securities			78
Life insurance investment income	(968)	(504)	(490)
Deferred income tax expense (benefit)	(1,143)	353	217
Stock based compensation	25	40
Net change in:
Loans held for sale	(421)
Accrued interest receivable	621	390	557
Other assets	1,406	607	1,221
Accrued interest payable	(466)	(294)	(118)
Other liabilities	1,048	123	(931)

Net cash provided by operating activities	9,815	12,602	13,937

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	4,573	5,821	15,318
Proceeds from repayments of investment securities:
Available-for-sale	24,221	47,500	23,325
Held-to-maturity	5,405	7,730	19,883
Purchases of investment securities:
Available-for-sale	(15,262)	(46,297)	(28,312)
Held-to-maturity	(6,873)
Net increase (decrease) in lending activities	(50,746)	7,268	(19,420)
Purchases of premises and equipment	(614)	(2,897)	(739)
Proceeds from investment in life insurance	1,226
Purchases of investment in life insurance		(1,242)
Proceeds from sale of other real estate owned	761	1,778	1,141
Net cash received from acquisition	22,392

Net cash provided by (used in) investing activities	(14,917)	19,661	11,196

Cash flows from financing activities:
Net increase in deposits	28,949	1,390	29,348
Repayment of long-term debt	(11,166)	(12,823)	(10,615)
Net decrease in short-term borrowings	(3,704)	(1,962)	(18,101)
Cash dividends paid	(5,511)	(5,504)	(5,504)

Net cash provided by (used in) financing activities	8,568	(18,899)	(4,872)

Net increase in cash and cash equivalents	3,466	13,364	20,261
Cash and cash equivalents at beginning of year	47,844	34,480	14,219

Cash and cash equivalents at end of year	$51,310	$47,844	$34,480

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2013	2012		2011
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,635		$5,656		$7,457
Income taxes	2,700		2,260		2,315
Noncash items:
Transfers of loans to other real estate	$273		$867		$1,647

Acquisition:
Assets acquired excluding cash:
Investment securities available-for-sale	$156,435	$		$
Restricted equity securities	997
Loans, net	504,002
Accrued interest receivable	3,625
Premises and equipment	11,737
Core deposit and other intangible assets	6,323
Other assets	18,647

	$701,766	$		$

Liabilities assumed:
Deposits	$628,304	$		$
Short-term borrowings	17,737
Long-term debt	2,516
Accrued interest payable	473
Other liabilities	5,976

	$655,006	$		$

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name Peoples Security Bank and Trust Company. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Peoples Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering open time deposits to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various demand deposit accounts.

Peoples Advisors, LLC, a member-managed limited liability company, provides investment advisory services through a third party to individuals and small businesses. Penseco Realty, Inc. holds and manages real estate assets on behalf of Peoples Bank.

Peoples Advisors, LLC and Penseco Realty, Inc. did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Peoples Bank’s twenty-six community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

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

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Basis of presentation:

Under the acquisition method of accounting, in a business combination effected through an exchange of equity interests, consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger must be made in determining the acquirer for financial reporting purposes. Based on a review of these factors, the aforementioned merger between the Company and Penseco was accounted for as a reverse acquisition whereby Penseco was treated as the acquirer for accounting and reporting purposes. As a result, the historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-K is that of Penseco.

The consolidated financial statements of the Company have been prepared in conformity with GAAP, Regulation S-X and reporting practices applied in the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also presents herein condensed parent company only financial information regarding Peoples Financial Services Corp. (“Parent Company”). Prior period amounts are reclassified when necessary to conform with the current year’s presentation. Such reclassifications had no effect on financial position or results of operations.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.

Investment securities:

Investments securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value. Estimated fair values for investment securities are

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Investment securities (continued):

based on quoted market prices from a national electronic pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted using the interest method over the contractual lives of investment securities. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

Management evaluates each investment security to determine if a decline in fair value below its amortized cost is an other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant an evaluation. Factors considered in determining whether an other-than-temporary impairment was incurred include: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry or geographic area; (iv) the credit-worthiness of the issuer of the security; (v) whether dividend or interest payments have been reduced or have not been made; (vi) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security; (vii) whether management intends to sell the security; and (viii) if it is more likely than not that management will be required to sell the security before recovery. If a decline is judged to be other-than-temporary, the individual security is written-down to fair value with the credit related component of the write-down included in earnings and the non-credit related component included in other comprehensive income or loss. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

Loans held for sale:

Loans held for sale consist of one-to-four family residential mortgages originated and intended for sale in the secondary market. The loans are carried in aggregate at the lower of cost or estimated market value, based upon current delivery prices in the secondary mortgage market. Net unrealized losses are recognized through a valuation allowance by corresponding charges to income. Gains or losses on the sale of these loans are recognized in noninterest income at the time of sale using the specific identification method. Loan origination fees, net of certain direct loan origination costs, are included in net gains or losses upon the sale of the related mortgage loan. All loans are sold without recourse. The aggregate cost of these loans was lower than their estimated market value at December 31, 2013 accordingly, no valuation allowance was deemed necessary.

Loans, net:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of deferred fees or costs. Interest income is accrued on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method. Delinquency fees are recognized in income when chargeable, assuming collectability is reasonably assured.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Loans, net (continued):

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

The loan portfolio is segmented into commercial and retail loans. Commercial loans consist of commercial and commercial real estate loans. Retail loans consist of residential real estate and other consumer loans.

The Company makes commercial loans for real estate development and other business purposes required by the customer base. The Company’s credit policies determine advance rates against the different forms of collateral that can be pledged against commercial loans. Typically, the majority of loans will be limited to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. The assets financed through commercial loans are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include long-term loans financing commercial properties. Repayment of these loans are dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans typically require a loan to value of not greater than 75% and vary in terms. Commercial and commercial real estate loans generally have higher credit risk compared to residential mortgage loans and consumer loans, as they typically involve larger loan balances concentrated with single borrowers or groups of borrowers. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operations of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Residential mortgages, including home equity loans, are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Residential mortgages may have amortizations up to 30 years. Consumer loans include installment loans, car loans, and overdraft lines of credit. The majority of these loans are secured.

Off-balance sheet financial instruments:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused portions of lines of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded. Fees on commercial letters of credit and on unused available lines of credit are recorded as service charges, fees and commissions and are included in noninterest income when earned. The Company records an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. No allowance was deemed necessary at December 31, 2013 and 2012.

Nonperforming assets:

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. Past due status is

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Nonperforming assets (continued):

based on contractual terms of the loan. Generally, a loan is classified as nonaccrual when it is determined that the collection of all or a portion of interest or principal is doubtful or when a default of interest or principal has existed for 90 days or more, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual, interest accruals discontinue and uncollected accrued interest is reversed against income in the current period. Interest collections after a loan has been placed on nonaccrual status are credited to a suspense account until either the loan is returned to performing status or charged-off. The interest accumulated in the suspense account is credited to income over the remaining life of the loan using the effective yield method if the nonaccrual loan is returned to performing status. However, if the nonaccrual loan is charged-off, the accumulated interest is applied as a reduction to principal at the time the loan is charged-off. A nonaccrual loan is returned to performing status when the loan is current as to principal and interest and has performed according to the contractual terms for a minimum of six months.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered can generally fall within the following categories:

•	Rate Modification — A modification in which the interest rate is changed to a below market rate.

•	Term Modification — A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification — A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification — A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification — Any other type of modification, including the use of multiple categories above.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass — A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•	Special Mention — A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Nonperforming assets (continued):

•	Substandard — A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful — A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss — A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loans is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Other real estate owned is comprised of properties acquired through foreclosure proceedings or in-substance foreclosures. A loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is included in other assets and recorded at fair value less cost to sell at the time of acquisition, establishing a new cost basis. Any excess of the loan balance over the recorded value is charged to the allowance for loan losses. Subsequent declines in the recorded values of the properties prior to their disposal and costs to maintain the assets are included in other expenses. Any gain or loss realized upon disposal of other real estate owned is included in noninterest expense.

Allowance for loan losses:

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses account is maintained through a provision for loan losses charged to earnings. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible. Nonaccrual, troubled debt restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted or if these classifications should be changed. Consumer loans are considered losses when they are 120 days past due, except those expected to be recovered through insurance or collateral disposition proceeds.

Management evaluates the adequacy of the allowance for loan losses account quarterly. This assessment is based on past charge-off experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require the Company to increase its allowance for loan losses or take other actions that would require the Company to increase its allowance for loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company recognizes interest income on impaired loans, including the recording of cash receipts, for nonaccrual, restructured loans or accruing loans depending on the status of the impaired loan. Loans considered impaired under FASB ASC 310 are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, a specific allowance for the loan will be established.

The formula portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus a qualitative factor, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is a weighted average of the Company’s historical net charge-off ratio for the most recent rolling twelve quarters. Management adjusts these historical loss factors by a qualitative factor that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Allowance for loan losses (continued):

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2013.

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

Business combinations, goodwill and other intangible assets, net:

The Company accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to ten years

Loans that the Company acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Business combinations, goodwill and other intangible assets, net (continued):

and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan. Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in 2013, 2012 and 2011.

Mortgage servicing rights:

Mortgage servicing rights are recognized as a separate asset when acquired through sales of loan originations. The Company determines a mortgage servicing right by allocating the total costs incurred between the loan sold and the servicing right, based on their relative fair values at the date of the sale. Mortgage servicing rights are included in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. In addition, mortgage servicing rights are evaluated for impairment at each reporting date based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified by loan type, term and interest rate. The amount of impairment recognized, through a valuation allowance, is the amount by which the mortgage servicing rights for a stratum exceed their fair value.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Bank owned life insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by Peoples Bank on certain of its employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets. Income from increases in cash surrender value of the policies is included in noninterest income.

Pension and post-retirement benefit plans:

The Company sponsors various pension plans covering substantially all employees. The Company also provides post-retirement benefit plans other than pensions, consisting principally of life insurance benefits, to eligible retirees. The liabilities and annual income or expense of the Company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return, based on the market-related value of assets. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices.

Statements of Cash Flows:

The Consolidated Statements of Cash Flows are presented using the indirect method. For purposes of cash flow, cash and cash equivalents include cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits in other banks and federal funds sold.

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

Fair value of financial instruments (continued):

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

The following methods and assumptions were used by the Company to construct the summary table in Note 13 containing the fair values and related carrying amounts of financial instruments:

Cash and cash equivalents: The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.

Investment securities: The fair values of marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.

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

In conjunction with the Merger, the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

Mortgage servicing rights: To determine the fair value, the Company estimates the present value of future cash flows incorporating assumptions such as cost of servicing, discount rates, prepayment speeds and default rates.

Accrued interest receivable: The carrying value of accrued interest receivable as reported on the balance sheet approximates fair value.

Restricted equity securities: The carrying values of restricted equity securities approximate fair value, due to the lack of marketability for these securities.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Fair value of financial instruments (continued):

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

The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the Merger compared to the cost of obtaining alternative funding such as brokered deposits from market sources. Management utilized an income valuation approach to present value the estimated future cash savings in order to determine the fair value of the intangible asset.

Short-term borrowings: The carrying values of short-term borrowings approximate fair value.

Long-term debt: The fair value of fixed-rate long-term debt is based on the present value of future cash flows. The discount rate used is the current rate offered for long-term debt with the same maturity.

Accrued interest payable: The carrying value of accrued interest payable as reported on the balance sheet approximates fair value.

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2013 and December 31, 2012.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $350, $287 and $494, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, “Income Taxes”. ASC Topic 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Income taxes (continued):

likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2013.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2010.

Other comprehensive income (loss):

The components of other comprehensive income (loss) and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and the unfunded benefit plan amounts which include prior service costs and unrealized net losses.

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

Stock options for 13,636 shares of common stock were not considered in computing diluted earnings per share for each of the years ended December 31, 2012 and 2011, because they were anti-dilutive.

	2013		2012		2011
Year ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$5,721	$5,721	$10,589	$10,589	$10,531	$10,531
Average common shares outstanding (Denominator)	4,733,059	4,733,059	4,467,261	4,467,714	4,467,261	4,467,261
Earnings per share	$1.21	$1.21	$2.37	$2.37	$2.36	$2.36

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their fair values. The fair value of such equity instruments is recognized as an expense in the historical consolidated financial statements as services are performed. The Company uses the Black-Scholes Model to

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies (continued):

Stock-based compensation (continued):

estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company typically grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.

As of December 31, 2013 and 2012, all stock options were fully vested and there are no unrecognized compensation costs related to stock options. The Company has not granted stock options after 2005.

Recent accounting standards:

In 2013, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 13-E, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” A creditor will be considered to have physical possession of residential real estate property that is collateral for a residential mortgage loan and therefore should reclassify the loan to other real estate owned when it obtains legal title to the collateral or it completes a deed in lieu of foreclosure or similar legal agreement. The amendments are effective for all entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of EITF Issue No. 13-E is not expected to have a material effect on the operating results or financial position of the Company.

2. Merger accounting:

On June 28, 2013, the Company and Penseco announced the execution of an agreement of merger, providing for the merger of Penseco with and into the Company. This merger became effective prior to the start of business on December 1, 2013. Pursuant to the terms of the merger agreement, the merger was effected by the issuance of shares of Peoples stock to Penseco shareholders. Each share of Penseco common stock was converted into the right to receive 1.3636 shares of Peoples common stock, with cash in lieu of fractional shares. The Merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies can realize economies of scale and other operating efficiencies.

The Merger has been accounted for as a reverse merger using the acquisition method of accounting. For accounting purposes, Penseco is considered to have acquired Peoples in this transaction with the surviving legal entity operating under Peoples articles of incorporation. Immediately following the holding company merger, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank, the wholly-owned subsidiary of Peoples, under the name Peoples Security Bank and Trust Company. Peoples Bank is, therefore, the wholly owned subsidiary of Peoples and operates under the prior Peoples Neighborhood Bank charter. To determine the accounting treatment of the Merger, management utilized the following facts in concluding that the transaction would be treated as a reverse merger, with Penseco as the accounting acquirer:

•	The role of Chief Executive Officer of the post-combination entity has been assumed by the executive officer of Penseco;

•	Upon the effective date of the Merger, the Peoples Board of Directors consists of fourteen members, of which six of the members have been appointed from the historical Peoples Board of Directors with the remaining eight directors having been appointed from the Penseco Board of Directors;

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Merger accounting (continued):

•	After the closing of the Merger and as a result of the fixed share exchange ratio of 1.3636 shares of Peoples common stock for each Penseco common share, the former Penseco shareholders, as a group, held approximately 59.1 percent of the outstanding shares of Peoples stock;

•	Penseco contributed greater than fifty percent of the total assets and tangible equity to the combined entity.

As a result of accounting for the Merger as a reverse acquisition, People’s assets and liabilities have been incorporated into Penseco’s historical balance sheet based on the fair values of the net assets acquired as of the closing date, November 30, 2013. Prior to the Merger the balance sheets, statements of income and comprehensive income, and statements of cash flows reflect only the operations of Penseco. Following the Merger, the statements of operations reflect the operations of both Penseco and Peoples. The number of shares issued and outstanding, additional paid-in capital and all references to share quantities of the Company in these notes have been retroactively adjusted to reflect the equivalent number of shares issued by the Company in the Merger.

In a reverse acquisition, the accounting acquirer usually issues no consideration for the acquired entity. Rather, the accounting acquiree issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by Penseco for its interest in Peoples is based on the number of equity interests Penseco would have to issue, measured on the transaction closing date, to give the owners of Peoples the same percentage equity interest in the combined Peoples entity that results from the reverse acquisition. The Company has utilized the closing price of Peoples’s common stock on November 29, 2013, the last trading day prior to the merger, of $34.50 per share to determine the acquisition date fair value of the consideration transferred. Immediately prior to the merger, Peoples owned 9,928 shares of Penseco which were retired on the acquisition date. The table below illustrates the calculation of the consideration effectively transferred.

Penseco shares outstanding at November 30, 2013(A)	3,275,217
Exchange ratio	1.3636
Peoples shares issued to Penseco shareholders(B)	4,465,538
Peoples shares outstanding at November 30, 2013	3,087,406
Total Peoples shares outstanding at November 30, 2013	7,552,944
Penseco % ownership	59.12%
Peoples % ownership	40.88%

Theoretical Penseco share to be issued as consideration
Penseco shares outstanding at November 30, 2013(A)	3,275,217
Ownership % held by Penseco shareholders	59.12%
Theoretical Penseco shares after consideration paid	5,539,653
Ownership % by legacy Peoples shareholders	40.88%
Theoretical Penseco shares issued as consideration	2,264,436
Fair value of Penseco shares at November 30, 2013 ($34.50 multiplied by 1.3636)	$47.04
Fair value of theoretical Penseco shares offered		$106,519
Cash paid for fractional shares		17

		$106,536

(A)	Excludes 9,928 shares of Penseco common shares owned by Peoples which were retired.
(B)	Excludes payment for fractional shares.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Merger accounting (continued):

The acquired assets and assumed liabilities were measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of November 30, 2013, goodwill totaled $36,972, which is equal to the excess of the consideration transferred over the fair value of the identifiable net assets acquired in connection with the Merger. Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There is no tax deductible goodwill in the transaction. While the Company believes that the accounting for the merger is complete, FASB ASC 805 does allow for adjustments to goodwill for a period of up to one year following the acquisition date should new information come to light that reflects circumstances that existed at the acquisition date.

Total Purchase Price		$106,536
Net Assets Acquired:
Cash and due from banks	$6,982
Federal funds sold	15,410
Investment securities available-for-sale	156,435
Restricted equity securities	997
Loans, net	504,002
Accrued interest receivable	3,625
Premises and equipment	11,737
Core deposit and other intangible assets	6,323
Other assets	18,647
Deposits	(628,304)
Short-term borrowings	(17,737)
Long-term debt	(2,516)
Accrued interest payable	(473)
Other liabilities	(5,976)

Net assets acquired		69,152

Treasury stock acquired		412

Goodwill resulting from merger		$36,972

The estimated fair values of cash and due from banks, federal funds sold, other assets and other liabilities approximate their stated value.

The estimated fair values of the investment securities available for sale were calculated primarily using level 2 inputs. The prices for these instruments are obtained through an independent pricing service and are derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Management reviewed the data and assumptions used in pricing the securities to ensure the highest level of significant inputs are derived from market observable data.

Land and buildings, included in premises and equipment, net, and real estate acquired through foreclosure, included in other assets, were primarily valued based on appraised collateral values.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Merger accounting (continued):

The most significant fair value determination related to the valuation of acquired loans. Management measured loan fair values based on loan file reviews including borrower financial statements or tax returns, appraised collateral values, expected cash flows and historical loss factors. The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.

Peoples Bank’s loans without evidence of credit deterioration were assembled into groupings by characteristics such as loan type, term, collateral and rate and fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. The discount rate utilized was the average of market rates for similar loans obtained from various external data sources. Additionally, consideration was given to management’s best estimates of default rates and payment speeds in projecting the expected cash flows. A general credit risk fair value adjustment was calculated using a two part general credit fair value analysis: (1) expected lifetime losses, using an average of historical losses of the Company, Penseco and peer banks; and (2) an estimated fair value adjustment for qualitative factors related to general economic conditions and the risk related to lack of familiarity with the originator’s underwriting process. At acquisition, Peoples Bank’s loan portfolio without evidence of credit deterioration was recorded at a current fair value of $496,650.

Peoples’ loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued by discounting the expected cash flows at acquisition by an observable discount rate for similar instruments that a market participant would consider in determining fair value. The difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.

The following is a summary of the acquired nonimpaired and impaired loans from the merger with Peoples:

	Acquired Nonimpaired Loans	Acquired Impaired Loans
Contractually required principal and interest at acquisition	$501,423	$19,353
Contractual cash flows not expected to be collected (nonaccretable discount)		(10,873)

Expected cash flows at acquisition	501,423	8,480
Interest component of expected cash flows (accretable discount)	(4,773)	(1,128)

Fair value of acquired loans	$496,650	$7,352

The Company recorded a core deposit intangible asset related to a value ascribed to demand, interest checking, money market and savings account, referred to as core deposits, acquired as part of the acquisition. The value assigned to the acquired core deposits represents the future economic benefit of the potential cost savings from acquiring the core deposits, net of operating expenses and including ancillary fee income, compared to the cost of obtaining alternative funds from available market sources. Management used estimates including the expected attrition rates of depository accounts, future interest rate levels, and the cost of servicing various depository products. The Company also recorded a trade name intangible asset using relief from royalty method. The value assigned to the trade name represents the present value of the potential cost savings of paying a royalty for the

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Merger accounting (continued):

use of a trade name. Both the core deposit intangible and trade name intangible are being amortized over an estimated useful life of 10 years.

Time deposits are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition. The fair value of time deposits was calculated as the present value of the certificates’ expected contractual payments discounted by market rates for similar time deposits.

The Company recorded the fair value of borrowings based on prepayment amounts obtained from the Federal Home Loan Bank.

In connection with the acquisition, Peoples incurred merger-related expenses in regards to personnel, professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations. Those expenses consisted largely of costs related to professional and consulting services, employment severance and early retirement charges, termination of Penseco’s core system contractual agreement and conversion of systems and/or integration of operations, initial communication expenses, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the consolidated statements of income for the year ended December 31, 2013 is summarized as follows:

December 31,	2013
Accounting	$65
Legal and consulting	1,011
Salaries and benefits	1,851
Equipment disposition and contract termination	709
System conversion/deconversion costs	956
Other	17

Total	$4,609

There were no merger related costs incurred for the years ended December 31, 2012 and 2011.

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the merger between Peoples and Penseco had been completed on January 1, 2011. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Penseco at the beginning of 2011. Supplemental pro forma earnings for 2013 were adjusted to exclude $4,609 of merger related costs incurred for the year ended December 31 2013. The results for 2011 were adjusted to include these charges. The expected future amortizations of the various fair value adjustments were included beginning in 2011. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Merger accounting (continued):

Pro Forma Condensed Combined Financial Information (continued):

not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

Years ended December 31,	2013	2012	2011
Net interest income after loan loss provision	$52,734	$52,917	$51,312
Noninterest income	16,080	16,287	18,186
Noninterest expense	52,295	49,827	56,319

Net income	$16,519	$19,377	$13,179

Net income per share	$2.19	$2.55	$1.73

The amounts of net interest income after loan loss provision, noninterest income, noninterest expense and net income attributable to Peoples since the acquisition date included in the consolidated statement of income for the year ended December 31, 2013 were $2,248, $363, $3,115, and $(261), respectively.

3. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances, which were satisfied through the restriction of vault cash, were $6,921 and $777 at December 31, 2013 and 2012, respectively.

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2013 and 2012 are summarized as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$207		$3	$204
U.S. Government-sponsored enterprises	113,221	$296	472	113,045
State and municipals:
Taxable	16,664	160	126	16,698
Tax-exempt	96,194	2,267	380	98,081
Corporate debt securities	4,433	32	78	4,387
Mortgage-backed securities:
U.S. Government agencies	20,179	113	63	20,229
U.S. Government-sponsored enterprises	45,251	763	40	45,974
Common equity securities	756	351	10	1,097

Total	$296,905	$3,982	$1,172	$299,715

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity:
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-exempt	$7,372	$11	$777	$6,606
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	117	2		119
U.S. Government-sponsored enterprises	9,806	644		10,450
Common equity securities

Total	$17,295	$657	$777	$17,175

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies
U.S. Government-sponsored enterprises	$83,927	$757	$2	$84,682
State and municipals:
Taxable
Tax-exempt	53,846	4,991		58,837
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises	15,962	839		16,801
Common equity securities	801	281	11	1,071

Total	$154,536	$6,868	$13	$161,391

Held-to-maturity:
U.S. Government agencies
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-exempt	$1,083	$16		$1,099
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	136	4		140
U.S. Government-sponsored enterprises	14,683	852		15,535
Common equity securities

Total	$15,902	$872		$16,774

The Company had net unrealized gains of $1,826, net of deferred income taxes of $984 at December 31, 2013, and $4,524, net of deferred income taxes of $2,331, at December 31, 2012. Proceeds from the sale of investment

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

securities available-for-sale amounted to $4,573 in 2013, $5,821 in 2012 and $15,318 in 2011. Gross gains of $163, $317 and $666 were realized on the sale of securities in 2013, 2012 and 2011, respectively. There were no gross losses realized on the sale of securities in 2013, 2012 and 2011, respectively. The income tax provision applicable to net realized gains amounted to $55, $108 and $226 in 2013, 2012 and 2011, respectively.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2013, is summarized as follows:

December 31, 2013	Fair Value
Within one year	$22,544
After one but within five years	104,683
After five but within ten years	29,066
After ten years	76,122

232,415
Mortgage-backed securities	66,203

Total	$298,618

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2013, is summarized as follows:

December 31, 2013	Amortized Cost	Fair Value
Within one year
After one but within five years	$157	$160
After five but within ten years	342	350
After ten years	6,873	6,096

	7,372	6,606
Mortgage-backed securities	9,923	10,569

Total	$17,295	$17,175

Securities with a carrying value of $202,407 and $150,620 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2013 and 2012, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2013 and 2012, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$204	$3			$204	$3
U.S. Government-sponsored enterprises	66,391	468	$3,114	$4	69,505	472
State and municipals:
Taxable	10,621	126			10,621	126
Tax-exempt	36,471	1,157			36,471	1,157
Corporate debt securities	1,095	78			1,095	78
Mortgage-backed securities:
U.S. Government agencies	12,774	63			12,774	63
U.S. Government-sponsored enterprises	5,624	40			5,624	40
Common equity securities	137	10			137	10

Total	$133,317	$1,945	$3,114	$4	$136,431	$1,949

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies
U.S. Government-sponsored enterprises	$3,169	$2			$3,169	$2
State and municipals:
Taxable
Tax-exempt
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises
Common equity securities	141	9	$48	$2	189	11

Total	$3,310	$11	$48	$2	$3,358	$13

The Company had 153 investment securities, consisting of 79 tax-exempt state and municipal obligations, 16 taxable state and municipal obligations, 39 U.S. Government-sponsored enterprise securities, 15 mortgage-backed securities, one corporate debt security, one U.S. Government agency and two common equity securities that were in unrealized loss positions at December 31, 2013. Of these securities, one U.S. Government-sponsored enterprise security was in continuous unrealized loss positions for 12 months or more. The unrealized losses on the common equity securities were a direct reflection of reductions from historical levels in stock values in the financial industry sector, as a whole, and was not a result of credit or other issues that would cause the Company to realize an OTTI charge. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2013. There was no OTTI recognized for the year ended December 31, 2013.

The Company had 5 investment securities, consisting of one U.S. Government-sponsored enterprise security and four common equity securities that were in unrealized loss positions at December 31, 2012. Of these securities, one common equity security was in continuous unrealized loss positions for 12 months or more. There was no OTTI recognized for the year ended December 31, 2012.

OTTI of $78 was recognized for the year ended December 31, 2011. The impairment was the result of writing down certain common equity securities based on quoted market prices. In reaching the determination to record the impairment, management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuers and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairments were other-than-temporary and that a charge to operating results was appropriate for the securities. The charges were recognized based entirely on the assessment of the credit quality deterioration of the underlying companies.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2013 and 2012 are summarized as follows. Net deferred loan costs were $24 December 31, 2013.

December 31	2013	2012
Commercial	$350,680	$91,724
Real estate:
Commercial	413,058	217,496
Residential	322,062	261,912
Consumer	90,817	52,398

Total	$1,176,617	$623,530

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $15,513 and $14,205 at December 31, 2013 and 2012, respectively. Advances and repayments during 2013 totaled $12,429 and $13,737 respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2013 and 2012.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

At December 31, 2013, the majority of the Company’s loans were at least partially secured by real estate in Northeastern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in this area. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2013, 2012 and 2011 were as follows:

			Real estate
December 31, 2013	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Beginning balance		$799		$2,304		$2,981		$866			$6,950
Charge-offs		(5)		(15)		(508)		(313)			(841)
Recoveries		1		20		111		49			181
Provisions		1,213		85		551		512			2,361

Ending balance		$2,008		$2,394		$3,135		$1,114			$8,651

Ending balance: individually evaluated for impairment		1,500		300		224					2,024

Ending balance: collectively evaluated for impairment		508		2,094		2,911		1,114			6,627

Ending balance: loans acquired with deteriorated credit quality	$		$		$		$			$

Loans receivable:
Ending balance		$350,680		$413,058		$322,062		$90,817			$1,176,617

Ending balance: individually evaluated for impairment		5,209		5,317		3,658		90			14,274

Ending balance: collectively evaluated for impairment		342,719		403,560		317,946		$90,727			1,154,952

Ending balance: loans acquired with deteriorated credit quality		$2,752		$4,181		$458					$7,391

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

		Real estate
December 31, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$793	$2,294	$2,855	$769		$6,711
Charge-offs	(78)	(33)	(431)	(275)		(817)
Recoveries	1	6	67	58		132
Provisions	83	37	490	314		924

Ending balance	$799	$2,304	$2,981	$866		$6,950

Ending balance: individually evaluated for impairment	351	550	325			1,226

Ending balance: collectively evaluated for impairment	$448	$1,754	$2,656	$866		$5,724

Loans receivable:
Ending balance	$91,724	$217,496	$261,912	$52,398		$623,530

Ending balance: individually evaluated for impairment	655	2,160	2,425	31		5,271

Ending balance: collectively evaluated for impairment	$91,069	$215,336	$259,487	$52,367		$618,259

		Real estate
December 31, 2011	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,957	$2,067	$753	$1,723		$6,500
Charge-offs	(100)	(663)	(1,275)	(262)		(2,300)
Recoveries	3	18	58	51		130
Provisions	(1,067)	872	3,319	(743)		2,381

Ending balance	$793	$2,294	$2,855	$769		$6,711

Ending balance: individually evaluated for impairment	443		215			658

Ending balance: collectively evaluated for impairment	$350	$2,294	$2,640	$769		$6,053

Loans receivable:
Ending balance	$88,188	$208,875	$281,643	$52,816		$631,522

Ending balance: individually evaluated for impairment	845	591	2,006	92		3,534

Ending balance: collectively evaluated for impairment	$87,343	$208,284	$279,637	$52,724		$627,988

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2013 and 2012:

December 31, 2013:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$332,257	$7,025	$11,398		$350,680
Real estate:
Commercial	386,825	10,701	15,532		413,058
Residential	314,544	861	6,657		322,062
Consumer	90,718	9	90		90,817

Total	$1,124,344	$18,596	$33,677		$1,176,617

December 31, 2012:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$90,128	$876	$720		$91,724
Real estate:
Commercial	204,513	6,440	6,543		217,496
Residential	259,869		2,043		261,912
Consumer	52,153		245		52,398

Total	$606,663	$7,316	$9,551		$623,530

Information concerning nonaccrual loans by major loan classification at December 31, 2013 and 2012 is summarized as follows:

December 31,	2013	2012
Commercial	$4,038	$304
Real estate:
Commercial	4,503	145
Residential	3,535	1,800
Consumer	90	31

Total	$12,166	$2,280

The major classification of loans by past due status are summarized as follows:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,052	$105	$4,044	$5,201	$345,479	$350,680	$6
Real estate:
Commercial	1,641	75	4,703	6,419	406,639	413,058	200
Residential	3,676	985	4,213	8,874	313,188	322,062	678
Consumer	798	313	661	1,772	89,045	90,817	571

Total	$7,167	$1,478	$13,621	$22,266	$1,154,351	$1,176,617	$1,455

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$23	$49	$304	$376	$91,348	$91,724
Real estate:
Commercial	1,448	200	145	1,793	215,703	217,496
Residential	2,680	1,198	2,043	5,921	255,991	261,912	$243
Consumer	498	270	245	1,013	51,385	52,398	214

Total	$4,649	$1,717	$2,737	$9,103	$614,427	$623,530	$457

The following tables summarize information concerning impaired loans at December 31, 2013, 2012 and 2011 by major loan classification:

				For the Year Ended
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$3,009	$7,506		$3,855
Real estate:
Commercial	3,923	6,777		3,522
Residential	2,874	3,308		2,484
Consumer	90	90		95

Total	9,896	17,681		9,956

With an allowance recorded:
Commercial	2,200	2,200	$1,500	2,182	$95
Real estate:
Commercial	1,394	1,394	300	1,409	76
Residential	784	784	224	672	13
Consumer

Total	4,378	4,378	2,024	4,263	184

Commercial	5,209	9,706	1,500	6,037	95
Real estate:
Commercial	5,317	8,171	300	4,931	76
Residential	3,658	4,092	224	3,156	13
Consumer	90	90		95

Total	$14,274	$22,059	$2,024	$14,219	$184

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				For the Year Ended
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$304	$304		$152
Real estate:
Commercial	145	145		201
Residential	928	928		1,152
Consumer	31	31		68

Total	1,408	1,408		1,573

With an allowance recorded:
Commercial	351	351	$351	351	$17
Real estate:
Commercial	2,015	2,015	550	2,104	114
Residential	1,497	1,497	325	1,040	44
Consumer

Total	3,863	3,863	1,226	3,495	175

Commercial	655	655	351	503	17
Real estate:
Commercial	2,160	2,160	550	2,305	114
Residential	2,425	2,425	325	2,192	44
Consumer	31	31		68

Total	$5,271	$5,271	$1,226	$5,068	$175

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				For the Year Ended
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial
Real estate:
Commercial	$591	$591		$390
Residential	806	806		1,081
Consumer	92	92		107

Total	1,489	1,489		1,578

With an allowance recorded:
Commercial	845	845	$443	1,000	$28
Real estate:
Commercial
Residential	1,200	1,200	215	1,057
Consumer

Total	2,045	2,045	658	2,057	28

Commercial	845	845	443	1,000	28
Real estate:
Commercial	591	591		390
Residential	2,006	2,006	215	2,138
Consumer	92	92		107

Total	$3,534	$3,534	$658	$3,635	$28

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2013, 2012 and 2011.

As a part of the Merger, an adjustment was made to reflect the elimination of the allowance for loan losses related to the Peoples Bank loan portfolio, as required by purchase accounting standards. As a result, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loan acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans. The credit quality adjustment does not account for acquired loans deemed to be impaired in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These impaired loans are accounted for in the credit adjustment on distressed loans, which represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio, 29 loans were deemed impaired resulting in a credit adjustment on distressed loans of $7,826. As of December 31, 2013, there were a total of 29 loans remaining with a credit adjustment of distressed loans of $7,787.

At December 31, 2013, the Company had total impaired loans of $14,274. The impaired loan balance includes $7,391 of impaired loans acquired as part of the merger net of a remaining fair value adjustment of $7,787. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that no additional reserve was required against the impaired loans at December 31, 2013.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The changes in the accretible yield and nonaccretible difference of acquired loans accounted for under ASC310 for the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013				2012			2011
Year ended December 31	Accretible		Nonaccretible		Accretible	Nonaccretible		Accretible	Nonaccretible
Beginning Balance, January 1	$		$		$		$211	$	$229
Additions		934		6,892
Amortization		(39)
Charge-offs
Payments							(211)		(18)

Ending Balance		$895		$6,892	$	$		$	$211

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $2,487, $351 and $368 at December 31, 2013, 2012 and 2011, respectively.

There were no payment defaults within the previous 12 months on loans considered troubled debt restructurings for the years ended December 31, 2013, 2012 and 2011. There were no charge-offs as a result of the troubled debt restructurings and the impact on interest income was minimal for the three years ended December 31, 2013. There were no loans modified as troubled debt restructurings for the years ended December 31, 2013 and 2012.

6. Off-balance sheet financial instruments:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused portions of lines of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contractual amounts of off-balance sheet commitments at December 31, 2013 and 2012 are summarized as follows:

December 31	2013	2012
Commitments to extend credit	$221,138	$128,540
Unused portions of lines of credit	52,257	46,377
Standby letters of credit	29,914	14,440

	$303,309	$189,357

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6. Off-balance sheet financial instruments (continued):

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Essentially, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $25,756 at December 31, 2013, and $11,522 at December 31, 2012. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2013 and 2012.

7. Premises and equipment, net:

Premises and equipment at December 31, 2013 and 2012 are summarized as follows:

December 31	2013	2012
Land	$5,309	$4,503
Premises and leasehold improvements	34,177	20,863
Furniture, fixtures and equipment	22,975	17,806

	62,461	43,172
Less: accumulated depreciation	36,342	28,035

	$26,119	$15,137

Depreciation and amortization included to noninterest expense amounted to $924, $855 and $1,050 in 2013, 2012 and 2011, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2013, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2014	$275
2015	262
2016	214
2017	158
2018	68
Thereafter	455

$1,432

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Premises and equipment, net (continued):

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $216, $103 and $98, respectively.

8. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,150 at December 31, 2013 and $2,027 at December 31, 2012. The gross carrying amount of trade name intangible assets totaled $200 at December 31, 2013. The accumulated amortization on core deposit intangible assets was $1,512 and $1,189 at December 31, 2013 and 2012, respectively. The accumulated amortization on trade name intangible assets was $3 at December 31, 2013. Amortization expense amounted to $326, $267 and $304 in 2013, 2012 and 2011, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2013, is as follows:

2014	$1,333
2015	1,182
2016	1,030
2017	879
2018	726
Thereafter	$1,685

9. Other assets:

The major components of other assets at December 31, 2013 and 2012 are summarized as follows:

December 31	2013	2012
Other real estate owned	$648	$656
Investment in residential housing program	3,211
Mortgage servicing rights	880	491
Bank owned life insurance	29,198	17,616
Restricted equity securities	4,102	4,212
Other assets	9,949	8,115

Total	$47,988	$31,090

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for other are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $169,450 at December 31, 2013 and $113,340 at December 31, 2012.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2013 and 2012 are summarized as follows:

December 31	2013	2012
Interest-bearing deposits:
Money market accounts	$229,626	$166,273
Now accounts	194,931	102,722
Savings accounts	372,101	126,618
Time deposits less than $100	168,085	93,359
Time deposits $100 or more	134,822	81,855

Total interest-bearing deposits	1,099,565	570,827
Noninterest-bearing deposits	279,942	151,121

Total deposits	$1,379,507	$721,948

The aggregate amounts of maturities for all time deposits at December 31, 2013, are summarized as follows:

2014	$174,362
2015	41,110
2016	29,691
2017	16,075
2018	23,104
Thereafter	18,565

$302,907

The aggregate amount of deposits reclassified as loans was $405 at December 31, 2013, and $193 at December 31, 2012. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2013 and 2012, no deposits were received on terms other than those available in the normal course of business.

11. Short-term borrowings:

Securities sold under agreements to repurchase and FHLB advances generally represent overnight or less than 30-day borrowings. Short-term borrowings consisted of the following at December 31, 2013 and 2012:

	At and for the year ended December 31, 2013
	Ending Balance	Average Balance	Maximum Month-End Balance	Weighted Average Rate for the Year	Weighted Average Rate at End of the Year
Repurchase agreements	$22,052	$10,105	$25,898	0.33%	0.67%
FHLB advances		51		0.33

	$22,052	$10,156	$25,898	0.33%	0.67%

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

11. Short-term borrowings (continued):

	At and for the year ended December 31, 2012
	Ending Balance	Average Balance	Maximum Month-End Balance	Weighted Average Rate for the Year	Weighted Average Rate at End of the Year
Repurchase agreements	$8,019	$10,633	$13,280	0.33%	0.34%
FHLB advances		826	8,625	0.36

	$8,019	$11,459	$21,905	0.34%	0.34%

Peoples Bank has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2013, Peoples Bank’s maximum borrowing capacity was $214,756 of which $36,743 was outstanding in long-term borrowings. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

Securities sold under repurchase agreements are retained under Peoples Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

12. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2013 and 2012 are as follows:

	Interest Rate
Due	Fixed	Adjustable	2013	2012
February 2013	3.10%			$179
February 2013	3.49%			7,000
March 2013	3.74%			1,282
August 2014	2.66%		$141	348
March 2015	3.44%		919	1,678
March 2015	3.48%		197	348
November 2015	4.67%		527
February 2016	4.86%		301
February 2016	4.86%		301
February 2017	4.99%		1,311
September 2017	2.36%		6,500	6,500
April 2018	3.83%		480	581
December 2019		1.81%	3,000	3,000
December 2019		1.45%	6,300	6,300
March 2023	4.69%		16,766	18,181

			$36,743	$45,397

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

12. Long-term debt (continued):

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2013 are as follows:

2014	$2,725
2015	2,392
2016	2,057
2017	8,616
2018	3,047
Thereafter	17,906

$36,743

None of the advances from the FHLB are convertible. Long-term debt consist of $27,443 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month Libor plus 1.21% to plus 1.57%.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 are summarized as follows:

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-agencies	$204		$204
U.S. Government-sponsored enterprises	113,045		113,045
State and Municipals:
Taxable	16,698		16,698
Tax-exempt	98,081		98,081
Corporate debt securities	4,387		4,387
Mortgage-backed securities:
U.S. Government agencies	20,229		20,229
U.S. Government-sponsored enterprises	45,974		45,974
Common equity securities	1,097	$1,097

Total	$299,715	$1,097	$298,618

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13. Fair value of financial instruments (continued):

	Fair Value Measurement Using
December 31, 2012	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-agencies
U.S. Government-sponsored enterprises	$84,682		$84,682
State and Municipals:
Taxable
Tax-exempt	58,837		58,837
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies
U.S. Government-sponsored enterprises	16,801		16,801
Common equity securities	1,071	$1,071

Total	$161,391	$1,071	$160,320

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and 2012 are summarized as follows:

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,354			$2,354
Other real estate owned	$437			$437

	Fair Value Measurement Using
December 31, 2012	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,637			$2,637
Other real estate owned	$237			$237

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,354	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)
Other real estate owned	$437	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13. Fair value of financial instruments (continued):

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,637	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)
Other real estate owned	$237	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)

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

The carrying and fair values of the Company’s financial instruments at December 31, 2013 and 2012 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
December 31, 2013	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$51,310	$51,310	$51,310
Investment securities:
Available-for-sale	299,715	299,715	$1,097	$298,618
Held-to-maturity	17,295	17,175		17,175
Loans held for sale	1,757	1,757		1,757
Net loans	1,167,966	1,180,387			$1,180,387
Accrued interest receivable	5,866	5,866		5,866
Mortgage servicing rights	880	1,440		1,440
Restricted equity securities	4,102	4,102		4,102

Total	$1,548,891	$1,561,752

Financial liabilities:
Deposits	$1,379,507	$1,381,946		1,381,946
Short-term borrowings	22,052	22,052		22,052
Long-term debt	36,743	37,468		37,468
Accrued interest payable	723	723		$723

Total	$1,439,025	$1,442,189

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

13. Fair value of financial instruments (continued):

December 31, 2012	Carrying Value	Fair Value	Fair Value Hierarchy
			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,844	$47,844	$47,844
Investment securities:
Available-for-sale	161,391	161,391	$1,071	$160,320
Held-to-maturity	15,902	16,774		16,774
Loans held for sale
Net loans	616,580	627,712			$627,712
Accrued interest receivable	2,862	2,862		2,862
Mortgage servicing rights	491	879		879
Restricted equity securities	4,212	4,212		4,212

Total	$849,282	$861,674

Financial liabilities:
Deposits	$721,948	$724,771		724,771
Short-term borrowings	8,019	8,019		8,019
Long-term debt	45,397	48,625		48,625
Accrued interest payable	716	716		$716

Total	$776,080	$782,131

14. Stock plans:

The Company has a stock option plan covering non-employee directors and a stock incentive plan for certain officers and key employees. The plans are administered by a committee of the Board of Directors. The activity under the plans for each of the years in the three-year period ended December 31, 2013, is summarized as follows:

	2013		2012		2011
December 31	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding, beginning of year	25,227	$29.66	25,227	$29.66	25,227	$29.66
Options associated with merger	8,900	30.93
Granted
Exercised	(3,150)	26.38
Forfeited	(150)	27.50

Outstanding, end of year	30,827	30.37	25,227	29.66	25,227	29.66

Exercisable, end of year	30,827	$30.37	25,227	$29.66	25,227	$29.66

The Company granted 13,636 stock appreciation rights “SAR” to an executive on January 3, 2006 at a strike price of $31.50 per share. The rights were fully vested as of January 2, 2011 and are expected to be settled in

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14. Stock plans (continued):

cash when exercised. The current assumptions in calculating the vesting rights fair value used an expected volatility of 14.55%, expected annual dividend yield of 4.54%, a risk-free interest rate of 0.72%, and an expected term of 0.5 years. The Company granted 11,591 SAR to an executive on February 29, 2008 at a strike price of $27.50 per share. The rights vest on a straight-line basis over a five year period and are expected to be settled in cash when exercised. The grant date fair value was computed assuming expected volatility of 22.21%, expected annual dividend yield of 4.00%, a risk-free interest rate of 3.53%, and an expected term of 7.50 years. The Company calculates the value of the vested rights using the Black-Scholes method and has recorded an expense of $34 in 2013, $2 in 2012 and $(2) in 2011. The Company acquired options issued by Peoples to certain employees on November 12, 2004 at a strike price of $34.10 per share and on October 3, 2005 at a strike price of $30.75 per share. All of the stock options are fully vested and the weighted-average remaining contractual life of the options outstanding was approximately 1.50 years at December 31, 2013.

The Long-Term Incentive Plan allows for named executive officers to be granted equity awards, the plan was a legacy plan of Penn Security Bank and Trust Company. Under the 2008 Long-Term Incentive Plan (“2008 Plan”), the Compensation Committee of the board of directors has broad authority with respect to awards granted under the 2008 Plan, including, without limitation, the authority to:

•	Designate the individuals eligible to receive awards under the 2008 Plan.

•	Determine the size, type and date of grant for individual awards, provided that awards approved by the Committee are not effective unless and until ratified by the board of directors.

•	Interpret the 2008 Plan and award agreements issued with respect to individual participants.

Persons eligible to receive awards under the 2008 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries, except that incentive stock option may be granted only to individuals who are employees on the date of grant.

There are 146,451 shares of the Company’s common stock available for grant as awards pursuant to the 2008 Plan, including existing awards.

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There were restricted stock grants awarded with a total cost of $50, $300 and $55 during the years ended December 31, 2013, 2012 and 2011, respectively.

The activity related to restricted stock for each of the years ended December 31, 2013, 2012 and 2011 was as follows:

Year Ended December 31,	2013	2012	2011
Nonvested, January 1	15,425	4,883	2,936
Granted shares	1,820	10,542	1,947
Vested shares
Forfeited shares

Nonvested, December 31	17,245	15,425	4,883

Restricted stock granted to officers are fully vested after five years. The weighted average period over which these expenses will be recognized is approximately four years.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

14. Stock plans (continued):

The Company began to expense the fair value of all-share based compensation over the requisite service periods commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. The Company classifies share-based compensation for employees within “salaries and employee benefits” on the Consolidated Statements of Income.

The Company recognized $25, $40 and $55 of compensation expense for stock awards granted in the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had $243 of unrecognized compensation expense associated with restricted stock awards.

15. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, which is currently frozen, a supplemental executive defined benefit plan, a supplemental executive defined contribution plan , non-qualified supplemental executive retirement plans (“SERP”), a Postretirement Life Insurance Plan, which was curtailed in 2013, and a Long-Term Incentive Plan.

Under the Penn Security Bank and Trust Company ESOP, amounts voted by the Company’s Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

At December 31, 2013 and 2012, the Penn Security Bank and Trust Company ESOP held 104,964 and 102,623 shares, respectively, of the Company’s stock, all of which were allocated to specific participant accounts. These shares are treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company’s stock. The Company contributed $218 and $105 to the ESOP plan during the years ended December 31, 2013 and 2012, respectively. The Company did not make a contribution for the year ended December 31, 2011 to the ESOP Plan.

Under the Penn Security Bank and Trust Company Retirement Profit Sharing Plan, amounts approved by the Board of Directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Effective July 1, 2008, the Retirement Profit Sharing Plan became a 401(k) Deferred Compensation and Profit Sharing Plan for eligible employees. Eligible employees may elect deferrals of up to the maximum amounts permitted by law.

The Penn Security Bank and Trust Company Retirement Profit Sharing Plan’s contributions included a Safe Harbor contribution of $310, $306 and $284, during the years ended December 31, 2013, 2012 and 2011, respectively, and a discretionary match of $234, $221 and $209 during the years ended December 31, 2013, 2012 and 2011, respectively, equal to one-half of employee deferrals, up to a maximum match of 3%.

Peoples Neighborhood Bank has an Employee Stock Ownership and Profit-Sharing Plan (“Plan”) with 401(k) provisions. The Plan is for the benefit of all employees who meet the eligibility requirements set forth in the Plan. The amount of contributions to the Plan, including 401(k) matching contributions, is at the discretion of the Board of Directors. Company contributions to the employee stock ownership plan are allocated to participant accounts based on their percentage of total compensation for the Plan year. At December 31, 2013, 263,559 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desires

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15. Employee benefit plans (continued):

to sell his or her shares of the Company’s stock, or for certain employees who elect to diversify their account balances, the Company may be required to purchase the shares from the participant at their fair market value. There was no expense associated with the plan during 2013.

Penn Security Bank and Trust Company had established a Supplemental Executive Defined Contribution Plan to replace 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. At December 31, 2013 and 2013 the total liability associated with this plan was $36 and $29 at December 31, 2013 and 2012, respectively. The expense associated with the plan was $7, $4 and $4 for 2013, 2012 and 2011, respectively.

The Company has SERPs for the benefit of certain officers of the Company. At December 31, 2013 and 2012, other liabilities include $1,432 and $1,418 accrued under the Plans.

Under the Penn Security Bank and Trust Company Employees’ Pension Plan (currently under curtailment), amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008 no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of Peoples Security Bank and Trust Company.

The Postretirement Life Insurance Plan was an unfunded, non-vesting defined benefit plan for employees of Penn Security Bank and Trust Company hired after July 1, 1995; which provided postretirement life insurance benefit of $50,000 at retirement, then decreasing to $5,000 at age 75. Employees hired prior to July 1, 1995 were entitled to three times their salary at retirement. During 2013 the company entered into an agreement with an insurance company to transfer all risk and obligation for benefits payable as to the current retiree group in exchange for a one time fixed payment, additionally the company eliminated retiree life insurance for current employees.

Compensation expense includes approximately $164, $77 and $34 relating to these supplemental executive retirement plans for the years ended December 31, 2013, 2012 and 2011, respectively.

	Pension Benefits		Postretirement Life Insurance Benefits
December 31,	2013	2012	2013		2012
Change in benefit obligation:
Benefit obligation, beginning	$15,506	$14,450		$3,193	$3,004
Service cost				35	48
Interest cost	646	673		111	139
Plan curtailment				(2,764)
Change in experience	99	88			4
Change in assumptions	(1,324)	978			145
Benefits paid	(716)	(683)		(575)	(147)

Benefit obligation, ending	14,211	15,506			3,193

Change in plan assets:
Fair value of plan assets, beginning	11,343	11,026
Actual return on plan assets	1,623	637
Employer contributions	167	363
Benefits paid	(716)	(683)

Fair value of plan assets, ending	12,417	11,343

Funded status at end of year	$(1,794)	$(4,163)	$		$(3,193)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15. Employee benefit plans (continued):

Amounts recognized in the balance sheet are as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
December 31,	2013	2012	2013	2012
Liabilities	$1,794	$4,163	$	$3,193
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	(3,883)	(6,252)		(1,273)
Deferred taxes	1,359	2,091		620

Net amount recognized	$(2,524)	$(4,161)	$	$(653)

The accumulated benefit obligation for the defined benefit pension plan was $14,211 and $15,506 at December 31, 2013 and 2012, respectively.

Components of net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

	Pension Benefits
Years Ended December 31,	2013	2012		2011
Net periodic pension cost:
Service cost
Interest cost	$646		$673	$700
Expected return on plan assets	(825)		(809)	(903)
Amortization of prior service cost
Amortization of unrecognized net loss	180		136	82
Curtailment loss

Net periodic pension cost	$1	$		$(121)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(2,369)		739	1,351
Prior service cost
Deferred tax	805		(251)	(459)

Total recognized in other comprehensive income	(1,564)		488	892

Total recognized in net period pension cost and other comprehensive income	$(1,563)		$488	$771

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15. Employee benefit plans (continued):

	Postretirement Life Insurance Benefits
Years Ended December 31,	2013	2012	2011
Components of net periodic pension cost:
Service cost	$35	$48	$43
Interest cost	111	139	147
Amortization of prior service cost			7
Amortization of unrecognized net gain	96	111	105

Net periodic other benefit cost	$242	$298	$302

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(1,273)	185	148
Prior service cost			8
Amortization of prior service cost			(7)
Deferred tax	620	(63)	(53)

Total recognized in other comprehensive income	(653)	122	96

Total recognized in net period pension cost and other comprehensive income	$(411)	$420	$398

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $101.

Weighted-average assumptions used to determine benefit obligations were as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
December 31,	2013	2012	2013	2012
Discount rate	5.00%	4.25%		4.25%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase				3.00%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2013 and 2012, by asset category are as follows:

December 31,	2013	2012
Asset Category:
Equity securities	59.9%	56.2%
Corporate bonds	16.8	18.9
U.S. Government securities	20.8	21.2
Cash and cash equivalents	2.5	3.7

	100.0%	100.0%

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15. Employee benefit plans (continued):

Fair Value Measurement of pension plan assets at December 31, 2013 and 2012 is as follows:

December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Cash	$316	$316
Equity securities:
U.S. large cap	6,993	6,993
International	442	442
Fixed income securities:
U.S. Treasuries	995		$995
U.S. Government agencies	1,579		1,579
Corporate bonds	2,092		2,092

Total	$12,417	$7,751	$4,666

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Cash	$419	$419
Equity securities:
U.S. large cap	6,068	6,068
International	307	307
Fixed income securities:
U.S. Treasuries	1,024		$1,024
U.S. Government agencies	1,380		1,380
Corporate bonds	2,145		2,145

Total	$11,343	$6,794	$4,549

The Company investment policies and strategies with respect to the pension plan include: (i) the Trust and Investment Division’s equity philosophy is Large-Cap Core with a value bias. We invest in individual high-grade common stocks that are selected from our approved list; (ii) diversification is maintained by having no more than 20% in any industry sector and no individual equity representing more than 10% of the portfolio; and (iii) the fixed income style is conservative but also responsive to the various needs of our individual clients. Fixed income securities consist of U.S. Government Agencies or corporate bonds rated “A” or better. The Company targets the following allocation percentages: (i) cash equivalents 10%; (ii) fixed income 40% ; and (iii) equities 50%.

There is no Company stock included in equity securities at December 31, 2013 or 2012. The Company expects to contribute $315 to the Employees’ Pension Plan in 2014.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

15. Employee benefit plans (continued):

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2014	$729
2015	781
2016	793
2017	811
2018	863
Thereafter	$4,484

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

Year Ended December 31	2013	2012	2011
Current	$1,628	$2,705	$2,817
Deferred	(1,143)	353	217

	$485	$3,058	$3,034

The components of the net deferred tax asset at December 31, 2013 and 2012 are summarized as follows:

December 31	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,940	$2,363
Defined benefit plan	1,359	1,438
Deferred compensation	10	1,046
Other-than-temporary impairment on securities	131	131
Merger related accounting	1,505	61
Capital loss carry forward	244
Other	170

Total	6,359	5,039

Deferred tax liabilities:
Premises and equipment, net	976	479
Investment securities available-for-sale	2,220	2,331
Other	83	59

Total	3,279	2,869

Net deferred tax asset	$3,080	$2,170

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

16. Income taxes (continued):

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 34.0 percent for each of the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

Year Ended December 31	2013	2012	2011
Federal income tax at statutory rate	$2,110	$4,640	$4,612
Tax exempt interest, net	(1,428)	(1,432)	(1,458)
Bank owned life insurance income	(329)	(171)	(167)
Disallowed merger costs	266
Other, net	(134)	21	47

Total	$485	$3,058	$3,034

17. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2013	2012
Assets:
Cash and cash equivalents	$3,157	$2,785
Investment in bank subsidiary	232,825	128,679
Investment in non-bank subsidiary
Due from subsidiaries	2,472
Investment securities available-for-sale	1,097	1,039
Other assets		61

Total assets	$239,551	$132,564

Liabilities and Stockholders’ Equity:
Other liabilities	$759	$118
Stockholders’ equity	238,792	132,446

Total liabilities and stockholders’ equity	$239,551	$132,564

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

17. Parent Company financial statements (continued):

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31	2013	2012	2011
Income:
Dividends from subsidiaries	$8,350	$5,504	$5,504
Other income	169	193	424

Total income	8,519	5,697	5,928

Expense:
Other expenses	76	47	46

Total expenses	76	47	46

Income before taxes and undistributed income	8,443	5,650	5,882
Income tax expense	33	59	154

Income before undistributed income of subsidiaries	8,410	5,591	5,728
Equity in undistributed net income (loss) of subsidiaries	(2,689)	4,998	4,803

Net income	$5,721	$10,589	$10,531

Comprehensive Income	$5,313	$10,577	$12,371

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

17. Parent Company financial statements (continued):

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31	2013	2012	2011
Cash flows from operating activities:
Net income	$5,721	$10,589	$10,531
Adjustments:
Net realized losses (gains) on sales of securities	(103)	(136)	(459)
Other than temporary security impairment			78
Undistributed net income of subsidiaries	2,689	(5,038)	(4,803)
Decrease (increase) in other assets	(1,733)		1
Increase (decrease) in other liabilities	641	(28)	141
Stock based compensation	25	40
Deferred income tax expense	1	36	10
Increase in due from subsidiaries	(1,611)

Net cash provided by operating activities	5,630	5,463	5,499

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	253	145	467
Purchase of available-for-sale securities		(103)	(300)

Net cash provided by (used in) investing activities	253	42	167

Cash flows from financing activities:
Cash dividends paid	(5,511)	(5,504)	(5,504)

Net cash used in financing activities	(5,511)	(5,504)	(5,504)

Increase in cash	372	1	162
Cash at beginning of year	2,785	2,784	2,622

Cash at end of year	$3,157	$2,785	$2,784

18. Regulatory matters:

Dividends are paid by the Company from its assets, which are mainly provided by dividends from Peoples Bank. Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after payment, either the Company could not pay its debts as they become due in the usual course of business, or the Company’s total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of GAAP; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances. In addition, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

18. Regulatory matters (continued):

In addition, under the Pennsylvania Banking Code of 1965, as amended, Peoples Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividend unless Peoples Bank’s surplus would not be reduced by the payment of the dividend. Pennsylvania law requires that each year Peoples Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings to maintain the surplus funds equal 100 percent of our capital stock. Under federal law and FDIC regulations, an insured bank may not pay dividends if doing so would make it undercapitalized within the meaning of the prompt corrective action law or if in default of its deposit insurance fund assessment.

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2013 and 2012 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy, however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends. The Penseco merger agreement contemplates that, unless 80 percent of our Board of Directors determines otherwise, the Company will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that the Company and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines.

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2013, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $25,373. At December 31, 2013 and 2012, there were no loans outstanding, nor were any advances made during 2013 and 2012.

The Company and Peoples Bank are subject to certain regulatory capital requirements administered by the federal banking agencies, which are defined in Section 38 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Peoples Bank’s consolidated financial statements. In the event an institution is deemed to be undercapitalized by such standards, FDICIA prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to the significantly or critically undercapitalized institutions including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Peoples Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

18. Regulatory matters (continued):

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2013 and 2012, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed Peoples Bank’s category.

The Company and Peoples Bank’s actual capital ratios at December 31, 2013 and 2012, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets:
Consolidated	$163,092	13.59%	$48,009	4.00%
Peoples Bank	156,731	13.02	48,161	4.00	$72,241	6.00%
Total capital to risk-weighted assets:
Consolidated	171,160	14.26	96,019	8.00
Peoples Bank	164,799	13.69	96,322	8.00	120,402	10.00
Tier 1 capital to average assets:
Consolidated	163,092	10.09	64,664	4.00
Peoples Bank	$156,731	9.72%	$64,469	4.00%	$80,586	5.00%

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets:
Consolidated	$102,906	16.80%	$24,497	4.00%
Peoples Bank	99,185	16.22	24,467	4.00	$36,700	6.00%
Total capital to risk-weighted assets:
Consolidated	109,978	17.96	48,994	8.00
Peoples Bank	106,135	17.35	48,934	8.00	61,167	10.00
Tier 1 capital to average assets:
Consolidated	102,906	11.50	35,799	4.00
Peoples Bank	$99,185	11.14%	$35,621	4.00%	$44,526	5.00%

19. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

20. Summary of quarterly financial information (unaudited):

	2013
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income:	$8,890	$8,737	$8,693	$11,050
Interest expense	1,033	961	952	1,223

Net interest income	7,857	7,776	7,741	9,827
Provision for loan losses	300	500	525	1,036

Net interest income after provision for loan losses	7,557	7,276	7,216	8,791
Noninterest income	2,826	3,057	3,027	2,852
Noninterest expense	7,125	6,856	7,365	15,050

Income (loss) before income taxes	3,258	3,477	2,878	(3,407)
Provision for income tax expense (benefit)	737	633	392	(1,277)

Net income	$2,521	$2,844	$2,486	$(2,130)

Per share data:
Net income (loss)	$0.56	$0.64	$0.56	$(0.39)
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	4,467,261	4,467,261	4,473,846	5,515,199

	2012
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income:	$9,668	$9,480	$9,272	$9,171
Interest expense	1,481	1,407	1,262	1,212

Net interest income	8,187	8,073	8,010	7,959
Provision for loan losses	192	114	471	147

Net interest income after provision for loan losses	7,995	7,959	7,539	7,812
Noninterest income	2,894	2,622	3,114	2,811
Noninterest expense	7,340	7,261	7,340	7,158

Income (loss) before income taxes	3,549	3,320	3,313	3,465
Provision for income tax expense (benefit)	819	721	761	757

Net income	$2,730	$2,599	$2,552	$2,708

Per share data:
Net income	$0.61	$0.58	$0.57	$0.61
Cash dividends declared	$0.30	$0.31	$0.31	$0.31
Average common shares outstanding	4,467,261	4,467,261	4,467,261	4,467,261

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

21. Comprehensive Income:

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2013 and 2012 are as follows:

December 31	2013	2012
Net unrealized gain on investment securities available-for-sale	$2,810	$6,855
Related income taxes	(984)	(2,331)

Net of income taxes	1,826	4,524

Benefit plan adjustments	(3,883)	(7,525)
Related income taxes	1,359	2,711

Net of income taxes	(2,524)	(4,814)

Accumulated other comprehensive loss	$(698)	$(290)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2013, 2012 and 2011:

Year ended December 31	2013	2012	2011
Net gain on the sale of investment securities available-for-sale(1)	$(163)	$(317)	$(666)

Unrealized gain (loss) on investment securities available-for-sale	(3,882)	1,223	4,873

Other-than-temporary impairment on investment securities(2)			78

Benefit plans:
Amortization of actuarial loss (gain)(3)	276	136	82
Actuarial (loss) gain	3,366	(1,060)	(1,579)

Net change in benefit plans accrued expense	3,642	(924)	(1,497)

Other comprehensive income (loss) gain before taxes	(403)	(18)	2,788
Income taxes	(5)	(6)	948

Other comprehensive income (loss)	$(408)	$(12)	$1,840

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated comprehensive income and included in other-than-temporary impairment of investment securities on the consolidated statements of income.
(3)	Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2013, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

Our internal controls are designed to provide reasonable assurance that assets are safeguarded and transactions are initiated, executed, recorded and reported in accordance with our intentions and authorizations and to comply with applicable laws and regulations. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures and comprehensive internal audit and loan review programs. To enhance the reliability of internal controls, we recruit and train highly qualified personnel and maintain sound risk management practices. The internal control system is maintained through a monitoring process that includes a program of internal audits.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective. Our assessment includes controls over initiating, recording, processing and reconciling account balances, classes of transactions and disclosure and related assertions included in the financial statements. Our assessment also includes controls related to the initiation and processing of non-routine and non-systematic transactions, to the selection and application of appropriate accounting policies and to the prevention, identification and detection of fraud.

There are inherent limitations in any internal control system, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.

Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time. Our internal auditor reviews, evaluates and makes recommendations on policies and procedures, which serves as an integral, but independent, component of our internal control.

Our financial reporting and internal controls are under the general oversight of our board of directors, acting through its audit committee. The audit committee is composed entirely of independent directors. The independent registered public accounting firm and the internal auditor have direct and unrestricted access to the audit committee at all times. The audit committee meets periodically with us, the internal auditor and the independent registered public accounting firm to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risks and augment internal controls.

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013 using the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

General guidance from the SEC staff provides that if a registrant consummates a material purchase business combination during its fiscal year and it is not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment, management may exclude the acquired business from management’s report on internal control over financial reporting. As previously described in this annual report, Peoples and Penseco consummated their merger on November 30, 2013, and Peoples is the acquired business for financial reporting purposes. In accordance with the SEC staff guidance, our management excluded the Peoples Neighborhood Bank division of Peoples Bank, which represents the acquired business, from management’s report on internal control over financial reporting as of December 31, 2013. The Peoples Neighborhood Bank division constituted 45.3 percent of total assets of Peoples Financial Services Corp. as of December 31, 2013, and 5.8 percent and (2.8) percent of Peoples Financial Services Corp.’s total revenues and net income, respectively, for the year then ended.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2013.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States), has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm”.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Scott A. Seasock
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited Peoples Financial Services Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Peoples Financial Services Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Peoples Financial Services Corp. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

On November 30, 2013, Penseco Financial Services Corporation merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. and subsidiaries being the surviving entity. The merger resulted in Peoples Financial Services Corp. being the legal acquirer and Penseco Financial Services Corporation being the accounting acquirer. In connection with the merger, Penseco Financial Services Corporation’s banking subsidiary, Penn Security Bank and Trust Company merged with and into Peoples Financial Services Corp.’s banking subsidiary, Peoples Neighborhood Bank. The resulting institution adopted the name Peoples security Bank and Trust Company (“Peoples”). The Peoples Neighborhood Bank division constituted 45.3% of total assets of Peoples Financial Services Corp., as of December 31, 2013, and 5.8% and (2.8)% of Peoples Financial Services Corp.’s total revenues and net income respectively, for the year then ended. As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Peoples Neighborhood Bank division of Peoples due to the timing of the merger. Our audit of internal control over financial reporting of People’s Financial Services Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Peoples Neighborhood Bank division of Peoples. In our opinion, Peoples Financial Services Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 17, 2014

Changes in Internal Control Over Financial Reporting

As noted above, we consummated a merger with Penseco Financial Services Corporation on November 30, 2013. As a result of the merger, we became responsible for maintaining two separate different core application processing systems, the legacy Penseco system and the Peoples system, which we plan to integrate into the Peoples system during the second quarter of 2014. We also began consolidating key policies, procedures, systems and controls. Through the merger we also enhanced certain management and administrative personnel and staffing.

Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

All consolidated financial statements and financial statement schedules required to be filed by Form 10-K or by Regulation S-X that are applicable to us have been presented in the consolidated financial statements and notes thereto in Part II, Item 8, or elsewhere in this annual report, where appropriate. The listing of exhibits is set forth on the Exhibit Index beginning on page E-1 and is incorporated in this Item 15 by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples Financial Services Corp.

By:	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Craig W. Best and Scott A. Seasock as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 17, 2014

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/s/ Scott A. Seasock Scott A. Seasock	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014

/s/ Joseph G. Cesare Joseph G. Cesare	Director	March 17, 2014

/s/ James G. Keisling James G. Keisling	Director	March 17, 2014

/s/ P. Frank Kozik P. Frank Kozik	Director	March 17, 2014

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 17, 2014

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 17, 2014

/s/ Robert Naismith Robert Naismith	Director	March 17, 2014

/s/ James B. Nicholas James B. Nicholas	Director	March 17, 2014

/s/ Emily Perry Emily Perry	Director	March 17, 2014

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 17, 2014

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 17, 2014

/s/ Earle A. Wootton Earle A. Wootton	Director	March 17, 2014

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 17, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between Peoples Financial Services Corp. and Penseco Financial Services Corporation dated as of June 28, 2013 (incorporated by reference to Annex A to registrant’s prospectus, dated October 10, 2013, filed on October 10, 2013 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed August 13, 2013, as amended (File No. 333-190587)) Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

2.2	Amendment No. 1 to Agreement and Plan of Merger between Peoples Financial Services Corp. and Penseco Financial Services Corporation dated as of September 17, 2013 (incorporated by reference to Annex A to registrant’s prospectus, dated October 10, 2013, filed on October 10, 2013 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed August 13, 2013, as amended (File No. 333-190587))

2.3	Agreement and Plan of Merger by and among Penseco Financial Services Corporation, Penn Security Bank and Trust Company and Old Forge Bank, dated as of December 5, 2008 (incorporated by reference to Exhibit 2.1 to Penseco’s current report on Form 8-K filed with the SEC on December 10, 2008)

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended.

3.2	Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on December 2, 2013)

4.1	The Registrant will furnish to the SEC upon request copies of the instruments defining the rights of the Federal Home Loan Bank of Pittsburgh with respect to the Registrant’s long-term debt.

10.1	Peoples Financial Services Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 1998)*

10.2	Form of Stock Option Agreement*

10.3	Penseco Financial Services Corporation 2008 Long Term Incentive Plan (incorporated by reference to Annex A of Penseco’s proxy statement on Schedule 14A filed with the SEC on March 17, 2008)*

10.4	Form of Restricted Stock or Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.5	Form of Stock Option and/or Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.3 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.6	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.4 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.7	Peoples Neighborhood Bank Amended and Restated Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 1998)*

10.8	Penn Security Bank & Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2010 (incorporated by reference to Exhibit 10.8 to Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.9	Peoples Neighborhood Bank’s Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to registrant’s registration statement on Form S-4 (File No. 333-190587) filed with the SEC on September 20, 2013)*

E-1

Exhibit No.	Description of Exhibit
10.10	Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.11	Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of Penseco’s current report on Form 8-K filed with the SEC on January 7, 2011)*

10.12	Penn Security Bank & Trust Company Deferred Compensation Plan No. 2 (incorporated by reference to Appendix D of Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 7, 2011)*

10.13	Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.14	Stock Appreciation Rights Agreement by and between Penseco Financial Services Corporation and Craig W. Best dated as of January 3, 2006 (incorporated by reference to Exhibit 10 to Penseco’s annual report on Form 10-K filed with the SEC on March 16, 2006)*

10.16	Employment Agreement with Scott A. Seasock (incorporated by reference to Exhibit 10.16 to the registrant’s Form 8-K filed with the Commission on January 18, 2011)*

10.17	Supplemental Executive Retirement Plan by and between Scott A. Seasock and Peoples Bank, dated May 8, 2012 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 8-K filed with the Commission on May 11, 2012)*

10.18	Termination Agreement with Debra E. Dissinger (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-25G filed with the Commission on March 4, 1998)*

10.19	Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*

10.20	Amendment to Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.22	Employment Agreement dated as of December 1, 2013, by and among Peoples, Peoples Bank and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.24	Consulting Agreement dated as of December 2, 2013, between Peoples, Peoples Bank and Alan W. Dakey (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013) *

10.25	Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012) *

10.26	Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012) *

10.27	Termination Agreement with Stephen N. Lawrenson (incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-Q filed with the Commission on May 10, 2007) *

10.28	Supplemental Director Retirement Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005) *

E-2

Exhibit No.	Description of Exhibit

10.29	Amendment to Supplemental Director Retirement Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.30	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*

21.1	List of Subsidiaries

24.1	Power of Attorney (Included as part of signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	- Management contract or compensatory plan or arrangement

E-3