Form 10-Q
period 2014-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2014-05-12
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

001-36388 (Commission File Number)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,548,358 at April 30, 2014.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2014

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$26,204	$30,004
Interest-bearing deposits in other banks	7,168	11,846
Federal funds sold	45,840	9,460
Investment securities:
Available-for-sale	302,226	299,715
Held-to-maturity: Fair value March 31, 2014, $16,597; December 31, 2013, $17,175	16,607	17,295

Total investment securities	318,833	317,010
Loans held for sale	1,816	1,757
Loans, net	1,177,122	1,176,617
Less: allowance for loan losses	8,859	8,651

Net loans	1,168,263	1,167,966
Premises and equipment, net	25,579	26,119
Accrued interest receivable	5,366	5,866
Goodwill	63,370	63,370
Intangible assets	6,492	6,835
Other assets	49,330	47,988

Total assets	$1,718,261	$1,688,221

Liabilities:
Deposits:
Noninterest-bearing	$282,060	$279,942
Interest-bearing	1,122,006	1,099,565

Total deposits	1,404,066	1,379,507
Short-term borrowings	22,539	22,052
Long-term debt	35,838	36,743
Accrued interest payable	610	723
Other liabilities	12,643	10,404

Total liabilities	1,475,696	1,449,429

Stockholders’ equity:
Common stock: par value $2.00, authorized 25,000,000 shares; March 31, 2014, issued 7,803,403 shares; December 31, 2013, issued 7,806,789 shares	15,607	15,614
Capital surplus	146,035	146,109
Retained earnings	86,365	84,008
Accumulated other comprehensive income (loss)	858	(698)
Less: treasury stock, at cost: March 31, 2014, 255,045 shares; December 31, 2013, 253,845 shares	6,300	6,241

Total stockholders’ equity	242,565	238,792

Total liabilities and stockholders’ equity	$1,718,261	$1,688,221

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2014	2013
Interest income:
Interest and fees on loans:
Taxable	$14,000	$7,377
Tax-exempt	635	410
Interest and dividends on investment securities:
Taxable	928	439
Tax-exempt	829	623
Dividends	16	19
Interest on interest-bearing deposits in other banks	10	22
Interest on federal funds sold	14

Total interest income	16,432	8,890

Interest expense:
Interest on deposits	1,357	671
Interest on short-term borrowings	34	5
Interest on long-term debt	296	357

Total interest expense	1,687	1,033

Net interest income	14,745	7,857
Provision for loan losses	857	300

Net interest income after provision for loan losses	13,888	7,557

Noninterest income:
Service charges, fees and commissions	1,624	961
Merchant services income	894	1,031
Commission and fees on fiduciary activities	567	391
Wealth management income	187	90
Mortgage banking income	99	133
Life insurance investment income	189	119
Net gain on sale of investment securities available-for-sale		101

Total noninterest income	3,560	2,826

Noninterest expense:
Salaries and employee benefits expense	5,168	3,583
Net occupancy and equipment expense	1,733	801
Merchant services expense	565	625
Amortization of intangible assets	343	64
Acquisition related expense	608
Other expenses	2,870	2,052

Total noninterest expense	11,287	7,125

Income before income taxes	6,161	3,258
Income tax expense	1,463	737

Net income	4,698	2,521

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	2,394	(476)
Reclassification adjustment for net gain on sales included in net income		(101)

Other comprehensive income (loss)	2,394	(577)
Income tax expense (benefit) related to other comprehensive income (loss)	838	(196)

Other comprehensive income (loss), net of income taxes	1,556	(381)

Comprehensive income	$6,254	$2,140

Per share data:
Net income:
Basic	$0.62	$0.56
Diluted	$0.62	$0.56
Average common shares outstanding:
Basic	7,550,253	4,467,261
Diluted	7,580,480	4,467,261
Dividends declared	$0.31	$0.31

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2014	$15,614	$146,109	$84,008	$(698)	$(6,241)	$238,792
Net income			4,698			4,698
Other comprehensive income, net of income taxes				1,556		1,556
Dividends declared: $0.31 per share			(2,341)			(2,341)
Shares retired: 3,386 shares	(7)	(102)				(109)
Reissuance under option plan: 600 shares		28			11	39
Repurchase and held: 1,800 shares					(70)	(70)

Balance, March 31, 2014	$15,607	$146,035	$86,365	$858	$(6,300)	$242,565

Balance, January 1, 2013	$8,935	$40,003	$83,798	$(290)		$132,446
Net income			2,521			2,521
Other comprehensive income, net of income taxes				(381)		(381)
Dividends declared: $0.31 per share			(1,376)			(1,376)
Stock based compensation		15				15

Balance, March 31, 2013	$8,935	$40,018	$84,943	$(671)		$133,225

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31	2014	2013
Cash flows from operating activities:
Net income	$4,698		$2,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	574		206
Amortization of deferred loan costs	22
Amortization of intangibles	343		(64)
Amortization of purchase accounting adjustments on tangible assets	(864)
Provision for loan losses	857		300
Net gain on sale of other real estate owned	(22)
Net loss on disposal of equipment	63
Net amortization of investment securities	1,043		122
Net gain on sale of investment securities			(101)
Life insurance investment income	(189)		(119)
Deferred income tax expense (benefit)			36
Stock based compensation			15
Net change in:
Loans held for sale	(59)
Accrued interest receivable	500		18
Other assets	(1,962)		1,257
Accrued interest payable	(113)		(172)
Other liabilities	2,239		1,187

Net cash provided by operating activities	7,130		5,206

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	60		2,527
Proceeds from repayments of investment securities:
Available-for-sale	12,634		1,242
Held-to-maturity	675		1,482
Purchases of investment securities:
Available-for-sale	(13,841)		(805)
Held-to-maturity			(13,172)
Net increase (decrease) in lending activities	(798)		(53)
Purchases of premises and equipment	(122)
Proceeds from sale of other real estate owned	193		100

Net cash used in investing activities	(1,199)		(8,679)

Cash flows from financing activities:
Net increase in deposits	24,855		19,389
Repayment of long-term debt	(890)		(9,110)
Net increase (decrease) in short-term borrowings	487		(8)
Redemption of common stock	(70)
Purchase of treasury stock	(70)
Cash dividends paid	(2,341)		(1,376)

Net cash provided by financing activities	21,971		8,895

Net increase in cash and cash equivalents	27,902		5,422
Cash and cash equivalents at beginning of year	51,310		47,844

Cash and cash equivalents at end of year	$79,212		$53,266

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,110		$1,205
Income taxes			100
Noncash items:
Transfers of loans to other real estate owned	$201	$

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

Basis of presentation:

The aforementioned merger between the Company and Penseco was accounted for as a reverse acquisition whereby Penseco was treated as the acquirer for accounting and reporting purposes. As a result, the historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-Q is that of Penseco. The number of shares issued and outstanding and the amount of common stock and capital surplus have been retroactively adjusted in 2013 to reflect the equivalent number of shares issued by the Company in the merger.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. Certain disclosures related to impaired and nonaccrual loans have been revised for December 31, 2013. Such revisions were not material and had no effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2014, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent accounting standards:

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material effect on the operating results or financial position of the Company.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this ASU did not have a material effect on the operating results or financial position of the Company.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Other comprehensive income (loss):

The components of other comprehensive income (loss) and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive income included in stockholders’ equity at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Net unrealized gain on investment securities available-for-sale	$5,204	$2,810
Related income taxes	(1,822)	(984)

Net of income taxes	3,382	1,826

Benefit plan adjustments	(3,883)	(3,883)
Related income taxes	1,359	1,359

Net of income taxes	(2,524)	(2,524)

Accumulated other comprehensive loss	$858	$(698)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2014 and 2013 is as follows:

Three months ended March 31	2014	2013
Net gain on the sale of investment securities available-for-sale (1)		$(101)
Unrealized gain (loss) on investment securities available-for-sale	$2,394	(476)

Other comprehensive income (loss) gain before taxes	2,394	(577)
Income taxes	838	(196)

Other comprehensive income (loss)	$1,556	$(381)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income.

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

	2014		2013
For the three months ended March 31	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$4,698	$4,698	$2,521	$2,521
Average common shares outstanding (Denominator)	7,550,253	7,580,480	4,467,261	4,467,261
Earnings per share	$0.62	$0.62	$0.56	$0.56

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2014 and December 31, 2013 are summarized as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$205		$2	$203
U.S. Government-sponsored enterprises	107,912	$269	288	107,893
State and municipals:
Taxable	16,620	344	35	16,929
Tax-exempt	93,146	4,149	83	97,212
Corporate debt securities	4,405	38	69	4,374
Mortgage-backed securities:
U.S. Government agencies	29,826	107	278	29,655
U.S. Government-sponsored enterprises	44,212	725	70	44,867
Common equity securities	696	403	6	1,093

Total	$297,022	$6,035	$831	$302,226

Held-to-maturity:
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-exempt	$7,371	$15	$511	$6,875
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	112	2		114
U.S. Government-sponsored enterprises	9,124	484		9,608
Common equity securities

Total	$16,607	$501	$511	$16,597

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

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2014, is summarized as follows:

March 31, 2014	Fair Value
Within one year	$19,565
After one but within five years	105,407
After five but within ten years	25,561
After ten years	76,078

226,611
Mortgage-backed securities	74,522

Total	$301,133

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2014, is summarized as follows:

March 31, 2014	Amortized Cost	Fair Value
Within one year
After one but within five years	$158	$162
After five but within ten years	342	353
After ten years	6,871	6,360

	7,371	6,875
Mortgage-backed securities	9,236	9,722

Total	$16,607	$16,597

Securities with a carrying value of $205,549 and $202,407 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2014 and December 31, 2013, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$203	$2			$203	$2
U.S. Government-sponsored enterprises	57,250	286	$3,102	$2	60,352	288
State and municipals:
Taxable	3,646	35			3,646	35
Tax-exempt	27,309	543	546	51	27,855	594
Corporate debt securities	1,094	69			1,094	69
Mortgage-backed securities:
U.S. Government agencies	22,474	278			22,474	278
U.S. Government-sponsored enterprises	9,586	70			9,586	70
Common equity securities	70	6			70	6

Total	$121,632	$1,289	$3,648	$53	$125,280	$1,342

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

The Company had 114 investment securities, consisting of 54 tax-exempt state and municipal obligations, 6 taxable state and municipal obligations, 32 U.S. Government-sponsored enterprise securities, 19 mortgage-backed securities, one corporate debt security, one U.S. Government agency security and one common equity security that were in unrealized loss positions at March 31, 2014. Of these securities, one U.S. Government-sponsored enterprise security and one tax-exempt state and municipal security were in a continuous unrealized loss position for twelve months or more. The unrealized loss on the common equity securities was a direct reflection of reductions from historical levels in stock values in the financial industry sector, as a whole, and was not a result of credit or other issues that would cause the Company to realize an OTTI charge. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2014. There was no OTTI recognized for the three months ended March 31, 2014 and 2013.

The Company had 153 investment securities, consisting of 79 tax-exempt state and municipal obligations, 16 taxable state and municipal obligations, 39 U.S. Government-sponsored enterprise securities, 15 mortgage-backed securities, one corporate debt security, one U.S. Government agency and two common equity securities that were in unrealized loss positions at December 31, 2013. Of these securities, one U.S. Government-sponsored enterprise security was in continuous unrealized loss position for twelve months or more.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2014 and December 31, 2013 are summarized as follows. Net deferred loan costs were $159 and $24 at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Commercial	$358,729	$350,680
Real estate:
Commercial	409,723	413,058
Residential	320,803	322,062
Consumer	87,867	90,817

Total	$1,177,122	$1,176,617

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2014 and 2013 are summarized as follows:

		Real estate
March 31, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance	$2,008	$2,394	$3,135	$1,114	$8,651
Charge-offs	(347)	(28)	(240)	(68)	(683)
Recoveries			3	31	34
Provisions	300	107	350	100	857

Ending balance	$1,961	$2,473	$3,248	$1,177	$8,859

		Real estate
March 31, 2013	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance	$799	$2,304	$2,981	$866	$6,950
Charge-offs			(156)	(66)	(222)
Recoveries			65	17	82
Provisions			210	90	300

Ending balance	$799	$2,304	$3,100	$907	$7,110

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2014 and December 31, 2013 is summarized as follows:

			Real estate
March 31, 2014	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$1,961		$2,473		$3,248		$1,177			$8,859

Ending balance: individually evaluated for impairment		1,128		542		162					1,832

Ending balance: collectively evaluated for impairment		833		1,931		3,086		1,177			7,027

Ending balance: loans acquired with deteriorated credit quality	$		$		$		$			$

Loans receivable:
Ending balance		$358,729		$409,723		$320,803		$87,867			$1,177,122

Ending balance: individually evaluated for impairment		2,548		7,232		2,674		128			12,582

Ending balance: collectively evaluated for impairment		354,993		398,361		317,802		$87,739			1,158,895

Ending balance: loans acquired with deteriorated credit quality		$1,188		$4,130		$327					$5,645

			Real estate
December 31, 2013	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$2,008		$2,394		$3,135		$1,114			$8,651

Ending balance: individually evaluated for impairment		1,500		300		224					2,024

Ending balance: collectively evaluated for impairment		508		2,094		2,911		1,114			6,627

Ending balance: loans acquired with deteriorated credit quality	$		$		$		$			$

Loans receivable:
Ending balance		$350,680		$413,058		$322,062		$90,817			$1,176,617

Ending balance: individually evaluated for impairment		4,504		7,711		3,321		90			15,626

Ending balance: collectively evaluated for impairment		343,502		401,168		318,274		$90,727			1,153,671

Ending balance: loans acquired with deteriorated credit quality		$2,674		$4,179		$467					$7,320

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss-A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loans is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2014 and December 31, 2013:

March 31, 2014:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$347,336	$5,241	$6,152		$358,729
Real estate:
Commercial	384,591	10,163	14,969		409,723
Residential	314,567	1,023	5,213		320,803
Consumer	87,692	16	159		87,867

Total	$1,134,186	$16,443	$26,493		$1,177,122

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

December 31, 2013:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$332,257	$7,025	$11,398		$350,680
Real estate:
Commercial	386,825	10,701	15,532		413,058
Residential	314,544	861	6,657		322,062
Consumer	90,718	9	90		90,817

Total	$1,124,344	$18,596	$33,677		$1,176,617

Information concerning nonaccrual loans by major loan classification at March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
Commercial	$1,164	$2,035
Real estate:
Commercial	8,644	9,172
Residential	2,986	3,569
Consumer	128	90

Total	$12,922	$14,866

The major classifications of loans by past due status are summarized as follows:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$809	$689	$1,171	$2,669	$356,060	$358,729	$7
Real estate:
Commercial	268	210	8,865	9,343	400,380	409,723	221
Residential	2,817	430	3,835	7,082	313,721	320,803	849
Consumer	501	82	714	1,297	86,570	87,867	586

Total	$4,395	$1,411	$14,585	$20,391	$1,156,731	$1,177,122	$1,663

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,052	$105	$2,041	$3,198	$347,482	$350,680	$6
Real estate:
Commercial	1,641	75	9,372	11,088	401,970	413,058	200
Residential	3,676	985	4,247	8,908	313,154	322,062	678
Consumer	798	313	661	1,772	89,045	90,817	571

Total	$7,167	$1,478	$16,321	$24,966	$1,151,651	$1,176,617	$1,455

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables summarize information concerning impaired loans at and for the period ended March 31, 2014, December 31, 2013 and March 31, 2013, by major loan classification:

				For the Quarter Ended
March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,008	$4,762		$3,493
Real estate:
Commercial	9,958	12,746		10,227
Residential	2,740	3,144		2,872
Consumer	128	128		109

Total	14,834	20,780		16,701

With an allowance recorded:
Commercial	1,728	1,728	$1,128	1,964	$26
Real estate:
Commercial	1,404	1,404	542	1,399	18
Residential	261	261	162	523
Consumer

Total	3,393	3,393	1,832	3,886	44

Commercial	3,736	6,490	1,128	5,457	26
Real estate:
Commercial	11,362	14,150	542	11,626	18
Residential	3,001	3,405	162	3,395
Consumer	128	128		109

Total	$18,227	$24,173	$1,832	$20,587	$44

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				For the Year Ended
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$4,978	$9,474		$5,824
Real estate:
Commercial	10,496	13,352		10,095
Residential	3,004	3,437		2,614
Consumer	90	90		95

Total	18,568	26,353		18,628

With an allowance recorded:
Commercial	2,200	2,200	$1,500	2,182	$95
Real estate:
Commercial	1,394	1,394	300	1,409	76
Residential	784	784	224	672	13
Consumer

Total	4,378	4,378	2,024	4,263	184

Commercial	7,178	11,674	1,500	8,006	95
Real estate:
Commercial	11,890	14,746	300	11,504	76
Residential	3,788	4,221	224	3,286	13
Consumer	90	90		95

Total	$22,946	$30,731	$2,024	$22,891	$184

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				For the Quarter Ended
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$338	$338		$321
Real estate:
Commercial	262	262		204
Residential	1,321	1,321		1,125
Consumer	87	87		58

Total	2,008	2,008		1,708

With an allowance recorded:
Commercial	349	349	$349	350	$4
Real estate:
Commercial	1,446	1,446	300	1,731	19
Residential	1,137	1,137	212	1,317	3
Consumer

Total	2,932	2,932	861	3,398	26

Commercial	687	687	349	671	4
Real estate:
Commercial	1,708	1,708	300	1,935	19
Residential	2,458	2,458	212	2,442	3
Consumer	87	87		58

Total	$4,940	$4,940	$861	$5,106	$26

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that are classified as impaired. Trouble debt restructurings totaled $1,924 at March 31, 2014, $2,487 at December 31, 2013 and $349 at March 31, 2013.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered can generally fall within the following categories:

•	Rate Modification—A modification in which the interest rate is changed to a below market rate.

•	Term Modification—A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest Only Modification—A modification in which the loan is converted to interest only payments for a period of time.

•	Payment Modification—A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

•	Combination Modification—Any other type of modification, including the use of multiple categories above.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

There were no loans modified as troubled debt restructurings for the three months ended March 31, 2014 and 2013.

6. Other assets:

The components of other assets at March 31, 2014, and December 31, 2013 are summarized as follows:

	March 31,	December 31,
	2014	2013
Other real estate owned	$678	$648
Investment in residential housing program	3,152	3,211
Mortgage servicing rights	833	880
Bank owned life insurance	29,449	29,198
Restricted equity securities	3,858	4,102
Other assets	11,360	9,949

Total	$49,330	$47,988

7. Fair value estimates:

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

7. Fair value estimates (continued):

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

An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of imput that is significant to the fair value estimate.

The following methods and assumptions were used by the Company to calculate fair values and related carrying amounts of financial instruments:

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

Net loans: For adjustable-rate loans that re-price frequently and with no significant credit risk, fair values are based on carrying values. The fair values of other non-impaired loans are estimated using discounted cash flow analysis, using interest rates currently offered in the market for loans with similar terms to borrowers of similar credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

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

7. Fair value estimates (continued):

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2014 and December 31, 2013.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 December 31, 2013 are summarized as follows:

	Fair Value Measurement Using
March 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-agencies	$203		$203
U.S. Government-sponsored enterprises	107,893		107,893
State and Municipals:
Taxable	16,929		16,929
Tax-exempt	97,212		97,212
Corporate debt securities	4,374		4,374
Mortgage-backed securities:
U.S. Government agencies	29,655		29,655
U.S. Government-sponsored enterprises	44,867		44,867
Common equity securities	1,093	$1,093

Total	$302,226	$1,093	$301,133

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-agencies	$204		$204
U.S. Government-sponsored enterprises	113,045		113,045
State and Municipals:
Taxable	16,698		16,698
Tax-exempt	98,081		98,081
Corporate debt securities	4,387		4,387
Mortgage-backed securities:
U.S. Government agencies	20,229		20,229
U.S. Government-sponsored enterprises	45,974		45,974
Common equity securities	1,097	$1,097

Total	$299,715	$1,097	$298,618

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013 are summarized as follows:

	Fair Value Measurement Using
March 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,561			$1,561

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,354			$2,354
Other real estate owned	$437			$437

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,561	Appraisal of collateral	Appraisal adjustments	14.0% to 33.7% (18.5%)
			Liquidation expenses	3.0% to 6.0% (4.7%)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

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

The carrying and fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
March 31, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$79,212	$79,212	$79,212
Investment securities:
Available-for-sale	302,226	302,226	$1,093	$301,133
Held-to-maturity	16,607	16,597		16,597
Loans held for sale	1,816	1,816		1,816
Net loans	1,168,263	1,179,290			$1,179,290
Accrued interest receivable	5,366	5,366		5,366
Mortgage servicing rights	833	1,440		1,440
Restricted equity securities	3,858	3,858		3,858

Total	$1,578,181	$1,589,805

Financial liabilities:
Deposits	$1,404,066	$1,406,423		1,406,423
Short-term borrowings	22,539	22,539		22,539
Long-term debt	35,838	37,561		37,561
Accrued interest payable	610	610		$610

Total	$1,463,053	$1,467,133

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

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

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, which is currently frozen, a supplemental executive defined benefit plan (currently frozen), a supplemental executive defined contribution plan, non-qualified supplemental executive retirement plans (“SERP”), a Postretirement Life Insurance Plan, which was curtailed in 2013, a Stock Appreciation Rights Plan (SAR) and a Long-Term Incentive Plan.

Salaries and employee benefits expense includes approximately $250 and $148 relating to the employee benefit plans for the three months ended March 31, 2014 and 2013.

Components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Life Insurance Benefits
Three months ended March 31,	2014	2013		2014	2013
Net periodic pension cost:
Service cost		$		$	$11
Interest cost	169		$162		33
Expected return on plan assets	(227)		(207)
Amortization of prior service cost
Amortization of unrecognized net loss	23		45		29

Net periodic pension cost	$(35)	$		$	$73

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Note Regarding Forward-Looking Statements:

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to timely and efficiently integrate the operations of the former Penseco Financial Services Corporation, and to achieve the intended benefits of the merger with Penseco Financial Services Corporation; changes in interest rates; economic conditions, particularly in the our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and in and reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

Fiscal policy initiatives enacted by the Federal Open Market Committee (“FOMC”) during the first quarter of 2014 were limited. Economic indicators throughout the latter part of 2013 and into 2014 pointed to an improving economy. However, the tough winter experienced throughout much of the country caused the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, to slow in the first quarter of 2014 to a seasonally adjusted growth rate of 0.1%, the weakest level since the end of 2012. Despite this anemic growth rate, the FOMC indicated that the economy will improve during the second quarter of 2014 based on recent employment additions by private

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

employers. Moreover, consumer spending rose at a healthy pace of 3.0% annualized during the first quarter of 2014. With regard to inflation, rising food and energy costs caused the price index for gross domestic purchases, a measure of prices paid by United States residents, to increase to 1.5% for the most recent reporting month of March 2014, below the 2.0% rate targeted by the Federal Reserve. Rising food and energy prices continue to squeeze consumer wallets and if sustained, may counteract the impact of job gains and increased consumer spending and weigh on GDP readings going forward.

Review of Financial Position:

Total assets grew $30,040 or at an annual rate of 7.2% to $1,718,261 at March 31, 2014, from $1,688,221 at December 31, 2013. For the three months ended March 31, 2014, total assets averaged $1,695,070, including average assets acquired from the merger totaling $766,445, an increase of $777,117 or 84.7%, from $917,953 for the same period of 2013. The balance sheet growth during 2014 was driven by increases in total deposits of $24,559, an annual growth rate of 7.2%. Interest-bearing deposits increased $22,441, while noninterest-bearing deposits grew $2,118. Loans, net increased to $1,177,122 at March 31, 2014, compared to $1,176,617 at December 31, 2013. Total stockholders’ equity increased $3,773 or at an annual rate of 6.4%, from $238,792 at year-end 2013 to $242,565 at March 31, 2014.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $302,226 at March 31, 2014, an increase of $2,511, or 0.8% from $299,715 at December 31, 2013. The increase resulted primarily from the purchase of collateralized mortgage obligations net of payments received from mortgage backed holdings. Investment securities held-to-maturity totaled $16,607 at March 31, 2014, a decrease of $688, or 4.0% from $17,295 at December 31, 2013 due to payments received from mortgage backed holdings.

For the three months ended March 31, 2014, the investment portfolio averaged $319,798, an increase of $144,452 or 82.4% compared to $175,346 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 36 basis points to 2.81% for the three months ended March 31, 2014, from 3.17% for the comparable period of 2013. The yield decline is the result of decreasing reinvestment yields as well as an overall investment strategy aimed at shortening the duration of the investment portfolio.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. The carrying value of securities at March 31, 2014, included a net unrealized gain of $5,204 reflected as a component of accumulated other comprehensive income of $3,382 in stockholders’ equity, net of deferred income taxes of $1,822. This compares to a net unrealized gain of $2,810 at December 31, 2013, reflected as a component of accumulated other comprehensive loss of $1,826, net of deferred income taxes of $984.

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

Loan Portfolio:

Payments and prepayments on loans approximated the amount of loan originations during the first quarter of 2014. As a result, loans, net increased slightly to $1,177,122 at March 31, 2014 from $1,176,617 at December 31, 2013. The growth reflected increases in commercial loans, partially offset by decreases in commercial real estate loans, residential real estate and consumer loans. Commercial loans increased $8,049, or 9.3% annualized, to $358,729 at March 31, 2014 compared to $350,680 at December 31, 2013. Commercial real estate loans decreased $3,335, or 3.3% annual, to $409,723 at March 31, 2014 compared to $413,058 at December 31, 2013.

Continued weakness in labor markets, coupled with higher food and energy prices, have hampered consumer purchasing power throughout the first quarter of 2014. Additionally, weakness in real estate markets have further cut into the wealth of consumers. Residential real estate loans decreased $1,259, or 1.6% annualized, to $320,803 at March 31, 2014 compared to $322,062 at December 31, 2013 while consumer loans decreased $2,950, or 13.6% annualized, to $87,867 at March 31, 2014 compared to $90,817 at December 31, 2013.

For the three months ended March 31, 2014, loans, net averaged $1,181,481, including loans, net acquired from the merger totaling $509,172, an increase of $550,659 or 87.3% compared to $630,822 for the same period of 2013. The tax-equivalent yield on the loan portfolio was 5.14% for the three months ended March 31, 2014, which equaled the comparable period last year.

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

Unused commitments at March 31, 2014, totaled $310,406, consisting of $278,463 in unfunded commitments of existing loan facilities and $31,943 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2013, totaled $303,309, consisting of $273,395 in unfunded commitments of existing loans and $29,914 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2014 and 2013, are summarized as follows:

	March 31, 2014	March 31, 2013
United States	6.7%	7.7%
Pennsylvania (statewide)	6.4%	7.8%
Lackawanna county	7.8%	8.7%
Luzerne county	8.7%	10.0%
Monroe county	8.5%	9.8%
Susquehanna county	6.6%	7.4%
Wayne county	7.3%	8.4%
Wyoming county	9.2%	10.3%
New York (statewide)	7.3%	8.0%
Broome county	8.2%	8.4%

The employment conditions improved for the Nation, Pennsylvania, New York as well as all seven counties representing our market areas in Pennsylvania and New York from one year ago. Despite the overall improvements, employment conditions continued to be weak as unemployment levels remained at historical highs.

Our asset quality improved in the first quarter of 2014. Nonperforming assets decreased $4,192 or 21.5% to $15,263 at March 31, 2014, from $19,455 at December 31, 2013. We experienced increases in other real estate owned and accruing loans past due 90 days or more, which were more than offset by a decline in nonaccrual and restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.30% at March 31, 2014 compared to 1.65% at December 31, 2013.

Loans on nonaccrual status decreased $1,944 to $12,922 at March 31, 2014 from $14,866 at December 31, 2013. The decrease from year end was due primarily to a decrease of $1,399 in commercial and commercial real estate loans on nonaccrual status. Retail loans, including residential real estate and consumer loans on nonaccrual status declined $545. Other real estate owned increased $30 to $678 at March 31, 2014 when compared to $648 at December 31, 2013.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to assure that asset quality remains strong. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of Financial Accounting Standards Board (“FASB”) Accounting

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Standards Codification (“ASC”) 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, loan review identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. Internal loan review grades are assigned quarterly to loans identified to be individually evaluated. A loan’s grade may differ from period to period based on current conditions and events, however, we consistently utilize the same grading system each quarter. We consistently use loss experience from the latest twelve quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions. For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements to this Quarterly Report.

The allowance for loan losses increased $208 to $8,859 at March 31, 2014, from $8,651 at the end of 2013. For the three months ended March 31, 2014, net charge-offs were $649 or 0.22% of average loans outstanding in 2014, a $509 increase compared to $140 or 0.09% of average loans outstanding in the first quarter of 2013.

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. During the three months ended March 31, 2014, total deposits increased $24,559, or 7.2% annualized, to $1,404,066 from $1,379,507 at December 31, 2013. Interest-bearing checking deposits, including NOW and money market accounts, increased $15,877, or 15.2% annualized, to $440,434 at March 31, 2014, compared to $424,557 at December 31, 2013. Savings deposits increased $9,700, or 10.6% annualized, to $381,801 at March 31, 2014, compared to $372,101 at December 31, 2013. Demand deposits, increased $2,118, or 3.1% annualized, to $282,060 at March 31, 2014, compared to $279,942 at December 31, 2013. Time deposits less than $100 increased $27,988, or 67.5% annualized, to $196,073 at March 31, 2014, compared to $168,085 at December 31, 2013 while time deposits of $100 or more decreased $31,124, or 93.6% annualized, to $103,698 at March 31, 2014, compared to $134,822 at December 31, 2013.

For the quarter ended March 31, 2014, average total deposits increased $662,212 to $1,383,669, including average balances for deposits acquired in the merger totaling $636,784, compared to $721,457 for the same period of 2013. Average noninterest-bearing deposits grew $129,591, while average interest-bearing accounts increased $532,621. Our cost of interest-bearing deposits increased 4 basis points to 0.50% for the three months ended March 31, 2014, from 0.46% for the same three months of 2013.

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

Total short-term borrowings at March 31, 2014, totaled $22,539 as compared to $22,052 at December 31, 2013, an increase of $487, or 2.2%. Long-term debt was $35,838 at March 31, 2014, compared to $36,743 at year end 2013. The reduction was a product of monthly contractual amortized payments made during the first quarter of 2014.

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

As a result of economic uncertainty and a prolonged era of historically low market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weaknesses in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The ALCO, comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.66% at March 31, 2014. Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at March 31, 2014, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2014, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2014 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after March 31, 2014. Our noncore funds at March 31, 2014, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2014, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 7.4%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 1.2%. Comparatively, our overall noncore dependence ratio improved from year-end 2013 when it was 10.0%. Similarly, our net short-term noncore funding dependence ratio was 4.1% at year-end, indicating that our reliance on short-term noncore funds has decreased. The decrease in noncore funding reliance resulted primarily from an increase in core deposits.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $27,902 during the three months ended March 31, 2014. Cash and cash equivalents increased $5,422 for the same period last year. For the three months ended March 31, 2014, net cash inflows of $21,971 from financing activities and $7,130 from operating activities were only partially offset by a $1,199 net cash outflow from investing activities. For the same period of 2013, net cash inflows of $8,895 from financing activities and $5,206 from operating activities were partially offset by a $8,679 net cash outflow from investing activities.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Financing activities provided net cash of $21,971 for the three months ended March 31, 2014, and $8,895 for the same three months of 2013. Deposit gathering is our predominant financing activity. During the first three months of 2014 deposit gathering accelerated compared to the same period last year. The net increase in deposits totaled $24,855 in 2014. Comparatively, deposit gathering provided net cash of $19,389 for the same period of 2013. We continued to attract deposits from new and existing customers, including municipalities and school districts, as well as deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.

Operating activities provided net cash of $7,130 for the three months ended March 31, 2014, and $5,206 for the same three months of 2013. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $1,199 for the three months ended March 31, 2014, compared to $8,679 for the same period of 2013. In both 2014 and 2013, an increase in investment portfolio activities was the primary factor causing the net cash outflow from investing activities.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $242,565 or $32.13 per share at March 31, 2014, compared to $238,792 or $31.62 per share at December 31, 2013. Net income of $4,698 for the three months ended March 31, 2014 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,341, common stock repurchases of $70, common stock issuances of $39, shares retired of $109, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $1,556.

Dividends declared equaled $0.31 per share for the first quarter of 2014, representing a dividend payout ratio was 50.0%. The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier 1 capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a leverage ratio, defined as Tier 1 capital to total average assets less intangibles, of 3.0 percent. The minimum leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at March 31, 2014 and December 31, 2013. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth. At March 31, 2014, the Bank’s Tier 1 capital to total average assets was 9.93% as compared to 9.72% at December 31, 2013. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.16% and the total capital to risk weighted asset ratio was 13.89% at March 31, 2014. These ratios were 13.02% and 13.69% at December 31, 2013. The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2014.

Review of Financial Performance:

Net income for the first quarter of 2014 equaled $4,698 or $0.62 per share compared to $2,521 or $0.56 per share for the first quarter of 2013. Per share data for 2013 are restated to reflect the merger exchange rates of 1.3636 shares. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.13% for the first quarter of 2014 compared to 1.11% for the same period of 2013. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.03% for the first quarter of 2014 compared to 7.65% for the first quarter of 2013. The merger between Peoples and Penseco was accounted for as a reverse acquisition of Peoples by Penseco. As a result of the reverse merger, Peoples is the legal acquirer and Penseco is the accounting acquirer. In a reverse merger the historical financial statements are those of the accounting acquirer. Accordingly the earnings increase was primarily a result of adhering to the accounting treatment that requires the inclusion of results of operations of both Peoples and Penseco for the quarter ended March 31, 2014, compared to Penseco on a standalone basis for same period last year. The quarter over quarter improvement was also a function of the recognizing a higher net interest margin and an improvement in the efficiency ratio when comparing the first quarter of 2014 to the same period in 2013. The results for the quarter ended March 31, 2014, include pre-tax merger related expenses of approximately $608. The conversion of the core processing system is scheduled to be completed at the end of April, 2014. Accordingly, cost savings associated with such action are not anticipated to be realized before the third quarter of 2014.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0%.

For the three months ended March 31, 2014, tax-equivalent net interest income increased $7,144 to $15,533 in 2014 from $8,389 in 2013. The net interest spread increased to 3.94% for the three months ended March 31, 2014 from 3.88% for the three months ended March 31, 2013. The tax-equivalent net interest margin for the three months ended March 31, was 4.09% in 2014 compared to 4.05% in 2013. Loan accretion included in loan interest income in the first quarter of 2014 related to loans acquired in the fourth quarter of 2013 was $904, resulting in an increase in the tax-equivalent net interest margin of 24 basis points. The tax-equivalent net interest margin for the fourth quarter of 2013 was 3.82%. The yield curve continued to be relatively steep during the first quarter of 2014 as the Federal Reserve has maintained lower overnight and discount rates. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist us in maintaining a stable net interest margin in the future.

For the three months ended March 31, 2014, tax-equivalent interest income increased $7,798, to $17,220 as compared to $9,422 for the three months ended March 31, 2013. A volume variance in interest income of $9,323 attributable to changes in the average balance of earning assets was offset partially by a $1,525 unfavorable rate variance due to a reduction in the yield on earning assets. Specifically, the increase was primarily due to the growth in average earning assets which increased $700,468 to $1,541,050 for the first quarter of 2014 from $840,582 for the same period in 2013, primarily as a result of the merger. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the three months ended March 31, 2014 to 4.53% as compared to 4.55% for the three months ended March 31, 2013. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on investments decreased 36 basis points for the first quarter of 2014 to 2.81% from 3.17% for the first quarter of 2013. Average investments increased to $319,798 for the quarter ended March 31, 2014 compared to $175,346 for the same period in 2013. The resulting tax-equivalent interest earned on investments was $2,218 for the three month period ended March 31, 2014 compared to $1,402 for the same period in 2013, an increase of $816.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Total interest expense increased $654 to $1,687 for the three months ended March 31, 2014 from $1,033 for the three months ended March 31, 2013. An unfavorable volume variance caused interest expenses to increase $875 offset partially by a favorable rate variance of $221. The cost of funds decreased to 0.59% for the three months ended March 31, 2014 as compared to 0.67% for the same period in 2013. Offsetting the positive impact of the decline in fund costs was an increase in the average volume of interest bearing liabilities to $1,166,766 for the three months ended March 31, 2014, including average interest-bearing liabilities acquired in the merger totaling $529,754, as compared to $625,242 for the three months ended March 31, 2013. Average interest-bearing deposits increased $532,621 to $1,109,085 for the first quarter of 2014 compared to $576,464 for the same period last year. We continue to offer highly attractive rates on longer term promotional certificates of deposit accounts, in order to position us for an expected eventual increase in interest rates.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 35.0% in 2014 and 34.0% in 2013.

	Three months ended
	March 2014			March 2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans
Taxable	$1,096,793	$14,000	5.18%	$574,105	$7,377	5.21%
Tax exempt	84,688	978	4.69	56,717	621	4.44
Investments
Taxable	216,173	944	1.77	115,130	458	1.61
Tax exempt	103,625	1,274	4.99	60,216	944	6.36
Interest bearing deposits	7,327	10	0.55	34,414	22	0.26
Federal funds sold	32,444	14	0.18

Total earning assets	1,541,050	17,220	4.53%	840,582	9,422	4.55%
Less: allowance for loan losses	8,495			6,892
Other assets	162,515			84,263

Total assets	$1,695,070			$917,953

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$217,123	173	0.32%	$169,288	95	0.23%
NOW accounts	210,997	183	0.35	106,012	55	0.21
Savings accounts	377,535	270	0.29	126,683	19	0.06
Time deposits less than $100	175,625	402	0.93	92,767	237	1.04
Time deposits $100 or more	127,805	329	1.04	81,714	265	1.32
Short term borrowings	21,351	34	0.65	6,943	5	0.29
Long-term debt	36,330	296	3.30	41,835	357	3.46

Total interest bearing liabilities	1,166,766	1,687	0.59%	625,242	1,033	0.67%
Non-interest bearing demand deposits	274,584			144,993
Other liabilities	15,767			14,020
Stockholders’ equity	237,953			133,698

Total liabilities and stockholders’ equity	$1,695,070			$917,953

Net interest income/spread		$15,533	3.94%		$8,389	3.88%

Net interest margin			4.09%			4.05%
Tax equivalent adjustments:
Loans		$343			$211
Investments		445			321

Total adjustments		$788			$532

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2014.

For the three months ended March 31, 2014, the provision for loan losses totaled $857. The provision for loan losses was $300 for the same period in 2013. A higher volume and concentration of commercial loans in the portfolio, along with continued weakness in economic growth, were the main contributors to the increased provision.

Noninterest Income:

Noninterest income for the first quarter rose $734 or 26.0% to $3,560 in 2014 from $2,826 in 2013. Service charges, fees and commissions increased $663 or 70.0% attributable primarily to the merger. Income generated from commissions and fees on fiduciary activities increased $176 to $567 for the first quarter of 2014 in comparison to the same period in 2013 due to an increase in the fee structure implemented in the second half of 2013. Income generated from our Wealth Management Division increased $97 to $187 for the first quarter of 2014 in comparison to the same period in 2013. Merchant services income decreased $137 to $894 for the three months ended March 31, 2014 from $1,031 for the same period last year as the monthly discount income accrual was reduced due to a lower volume of transactions.

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

For the first quarter of 2014, noninterest expense increased $4,162 or 58.4% to $11,287 in 2014 from $7,125 in 2013. Personnel costs rose 44.2%, net occupancy and equipment costs increased 116.4% and other expenses were higher by 39.9% comparing the first quarters of 2014 and 2013.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,168 for the first quarter of 2014. The $1,585 or 44.2% increase was a result of comparing the staffing expense of the merged company to that of the standalone accounting acquirer.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We experienced a $932 or 116.4% increase in net occupancy and equipment expense comparing the first quarters of 2014 and 2013. Increased depreciation expense and other costs related to equipment and computer systems from the merger caused the increase between comparable periods. In addition, the ongoing need for new technologies has increased the need for additional equipment and the costs associated with such equipment.

For the first quarter, other expenses increased $818 or 39.9% comparing 2014 to 2013. This increase was the result of additional expenses resulting from the merger. Acquisition related expenses incurred in the first quarter of 2014 totaled $608. There was no comparable expenses incurred during the same period in 2013.

Income Taxes:

We recorded income tax expense of $1,463 or 23.7% of pre-tax income, and $737 or 22.6% of pre-tax income for the quarters ended March 31, 2014 and 2013.

Peoples Financial Services Corp.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2014, based on our simulation model, is summarized as follows:

	March 31, 2014 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	6.9	N/A	2.8	N/A
+300	5.3	(30.0)	2.9	(30.0)
+200	3.3	(20.0)	2.2	(25.0)
+100	1.3	(10.0)	1.7	(15.0)
Static
-100	(1.7)	(10.0)	(9.9)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2014, would increase slightly at 1.3 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2013.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2014, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the first quarter of 2014 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

No material changes from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Peoples Financial Services Corp.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2014, the Board of Directors authorized the repurchase of 370,000 shares of the Company’s common stock. The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended March 31, 2014. At March 31, 2014, there were 368,200 shares available for repurchase under the 2014 Stock Repurchase Program with an expiration date of December 31, 2014.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 – January 31, 2014				370,000
February 1, 2014 – February 28, 2014				370,000
March 1, 2014 – March 31, 2014	1,800	39.03	1,800	368,200

TOTAL	1,800	39.03	1,800

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp. (Registrant)

Date: May 12, 2014	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

31	CEO and CFO Certifications Pursuant to Rule 13a-14 (a) /15d-14 (a).	47

32	CEO and CFO Certifications Pursuant to Section 1350.	49

101	The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.