Form 10-Q
period 2014-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2014-08-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,548,358 at July 31, 2014.

Exhibit index on page 50

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2014

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$51,416	$30,004
Interest-bearing deposits in other banks	10,592	11,846
Federal funds sold	15,400	9,460
Investment securities:
Available-for-sale	312,323	299,715
Held-to-maturity: Fair value June 30, 2014, $16,072; December 31, 2013, $17,175	15,915	17,295

Total investment securities	328,238	317,010
Loans held for sale	2,757	1,757
Loans, net	1,179,847	1,176,617
Less: allowance for loan losses	9,622	8,651

Net loans	1,170,225	1,167,966
Premises and equipment, net	25,670	26,119
Accrued interest receivable	5,576	5,866
Goodwill	63,370	63,370
Intangible assets	6,159	6,835
Other assets	51,703	47,988

Total assets	$1,731,106	$1,688,221

Liabilities:
Deposits:
Noninterest-bearing	$295,922	$279,942
Interest-bearing	1,126,880	1,099,565

Total deposits	1,422,802	1,379,507
Short-term borrowings	14,088	22,052
Long-term debt	34,925	36,743
Accrued interest payable	580	723
Other liabilities	14,546	10,404

Total liabilities	1,486,941	1,449,429

Stockholders’ equity:
Common stock: par value $2.00, authorized 25,000,000 shares; June 30, 2014, issued 7,548,358 shares; December 31, 2013, issued 7,806,789 shares	15,097	15,614
Capital surplus	140,150	146,109
Retained earnings	87,356	84,008
Accumulated other comprehensive income (loss)	1,562	(698)
Less: treasury stock, at cost: December 31, 2013, 253,845 shares		6,241

Total stockholders’ equity	244,165	238,792

Total liabilities and stockholders’ equity	$1,731,106	$1,688,221

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2014	2013	2014	2013
Interest income:
Interest and fees on loans:
Taxable	$13,159	$7,229	$27,159	$14,606
Tax-exempt	507	404	1,142	814
Interest and dividends on investment securities:
Taxable	942	414	1,870	853
Tax-exempt	817	646	1,646	1,269
Dividends	14	16	30	35
Interest on interest-bearing deposits in other banks	9	28	19	50
Interest on federal funds sold	34		48

Total interest income	15,482	8,737	31,914	17,627

Interest expense:
Interest on deposits	1,414	650	2,771	1,321
Interest on short-term borrowings	24	6	58	11
Interest on long-term debt	289	305	585	662

Total interest expense	1,727	961	3,414	1,994

Net interest income	13,755	7,776	28,500	15,633
Provision for loan losses	1,201	500	2,058	800

Net interest income after provision for loan losses	12,554	7,276	26,442	14,833

Noninterest income:
Service charges, fees and commissions	1,557	1,459	3,181	2,420
Merchant services income	888	918	1,782	1,949
Commission and fees on fiduciary activities	548	403	1,115	794
Wealth management income	165	100	352	190
Mortgage banking income	193	33	292	166
Life insurance investment income	267	120	456	239
Net gain on sale of investment securities available-for-sale	160	24	160	125

Total noninterest income	3,778	3,057	7,338	5,883

Noninterest expense:
Salaries and employee benefits expense	4,961	3,492	10,129	7,075
Net occupancy and equipment expense	2,327	701	4,060	1,502
Merchant services expense	495	582	1,060	1,207
Amortization of intangible assets	333	56	676	120
Acquisition related expense	1,008	5	1,616	5
Other expenses	3,115	2,020	5,985	4,072

Total noninterest expense	12,239	6,856	23,526	13,981

Income before income taxes	4,093	3,477	10,254	6,735
Income tax expense	762	633	2,225	1,370

Net income	3,331	2,844	8,029	5,365

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	1,242	(2,744)	3,636	(3,220)
Reclassification adjustment for net gain on sales included in net income	(160)	(24)	(160)	(125)

Other comprehensive income (loss)	1,082	(2,768)	3,476	(3,345)
Income tax expense (benefit) related to other comprehensive income (loss)	378	(941)	1,216	(1,137)

Other comprehensive income (loss), net of income taxes	704	(1,827)	2,260	(2,208)

Comprehensive income	$4,035	$1,017	$10,289	$3,157

Per share data:
Net income:
Basic	$0.44	$0.64	$1.06	$1.20
Diluted	$0.44	$0.64	$1.06	$1.20
Average common shares outstanding:
Basic	7,548,358	4,467,261	7,549,300	4,467,261
Diluted	7,570,883	4,467,261	7,575,655	4,467,261
Dividends declared	$0.31	$0.31	$0.62	$0.62

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2014	$15,614	$146,109	$84,008	$(698)	$(6,241)	$238,792
Net income			8,029			8,029
Other comprehensive income, net of income taxes				2,260		2,260
Dividends declared: $0.62 per share			(4,681)			(4,681)
Shares retired: 3,386 shares	(7)	(102)				(109)
Reissuance under option plan: 600 shares		28			11	39
Repurchase and held: 1,800 shares					(70)	(70)
Retirement of stock options		(95)				(95)
Retirement of treasury shares	(510)	(5,790)			6,300

Balance, June 30, 2014	$15,097	$140,150	$87,356	$1,562		$244,165

Balance, January 1, 2013	$8,935	$40,003	$83,798	$(290)		$132,446
Net income			5,365			5,365
Other comprehensive loss, net of income taxes				(2,208)		(2,208)
Dividends declared: $0.62 per share			(2,751)			(2,751)
Stock based compensation		33				33

Balance, June 30, 2013	$8,935	$40,036	$86,412	$(2,498)		$132,885

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30	2014	2013
Cash flows from operating activities:
Net income	$8,029	$5,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	947	409
Amortization of deferred loan costs	78
Amortization of intangibles	676
Amortization of purchase accounting adjustments on tangible assets	(1,978)	(149)
Provision for loan losses	2,058	800
Net gain on sale of other real estate owned	(41)	(46)
Net loss on disposal of equipment	63
Net amortization of investment securities	2,116	226
Net gain on sale of investment securities	(160)	(125)
Life insurance investment income	(395)	(707)
Deferred income tax expense (benefit)		61
Stock based compensation	11	33
Net change in:
Loans held for sale	(1,000)
Accrued interest receivable	290	(142)
Other assets	(4,569)	1,339
Accrued interest payable	(143)	(250)
Stock appreciation rights	301
Other liabilities	3,841	1,376

Net cash provided by operating activities	10,124	8,190

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	4,984	9,154
Proceeds from repayments of investment securities:
Available-for-sale	18,245	2,354
Held-to-maturity	1,352	3,025
Purchases of investment securities:
Available-for-sale	(34,289)	(6,031)
Held-to-maturity		(6,874)
Net increase in lending activities	(3,223)	(20,154)
Purchases of premises and equipment	(636)	(232)
Proceeds from the sale of premises and equipment	25
Proceeds from sale of other real estate owned	321	644

Net cash used in investing activities	(13,221)	(18,114)

Cash flows from financing activities:
Net increase in deposits	43,866	11,186
Repayment of long-term debt	(1,791)	(9,764)
Net increase (decrease) in short-term borrowings	(7,964)	169
Redemption of common stock	(70)
Retirement of stock options	(95)
Purchase of treasury stock	(70)
Cash dividends paid	(4,681)	(2,751)

Net cash provided by (used in) financing activities	29,195	(1,160)

Net increase (decrease) in cash and cash equivalents	26,098	(11,084)
Cash and cash equivalents at beginning of year	51,310	47,844

Cash and cash equivalents at end of year	$77,408	$36,760

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,557	$2,244
Income taxes	1,300	$1,450
Noncash items:
Transfers of loans to other real estate owned	258
Retirement of treasury shares	$6,300

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

Basis of presentation:

The aforementioned merger between the Company and Penseco was accounted for as a reverse acquisition whereby Penseco was treated as the acquirer for accounting and reporting purposes. As a result, the historical financial information prior to the merger date included in the Company’s consolidated financial statements and related notes as reported in this Form 10-Q is that of Penseco. The number of shares issued and outstanding and the amount of common stock and capital surplus in 2013 periods were retroactively adjusted to reflect the equivalent number of shares issued by the Company in the merger.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. Certain disclosures related to impaired and nonaccrual loans have been revised for December 31, 2013. Such revisions were not material and had no effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the six months ended and as of June 30, 2014, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

On June 12, 2014, the FASB issued ASU 2014-11 “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” to change the accounting for repurchase-to-maturity transactions and certain linked repurchase financings. This will result in accounting for both types of arrangements as secured borrowings on the balance sheet, rather than sales. Additionally, the ASU introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amendments are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The adoption of ASU 2014-11 is not expected to have a material effect on the operating results or financial position of the Company.

On June 19, 2014, the FASB issued ASU 2014-12 “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material effect on the operating results or financial position of the Company.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Other comprehensive income (loss):

The components of other comprehensive income (loss) and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Net unrealized gain on investment securities available-for-sale	$6,286	$2,810
Related income taxes	(2,200)	(984)

Net of income taxes	4,086	1,826

Benefit plan adjustments	(3,883)	(3,883)
Related income taxes	1,359	1,359

Net of income taxes	(2,524)	(2,524)

Accumulated other comprehensive income (loss)	$1,562	$(698)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2014 and 2013 is as follows:

Three months ended June 30	2014	2013
Net gain on the sale of investment securities available-for-sale (1)	$(160)	$(24)
Unrealized gain (loss) on investment securities available-for-sale	1,242	(2,744)

Other comprehensive income (loss) gain before taxes	1,082	(2,768)
Income tax expense (benefit)	378	(941)

Other comprehensive income (loss)	$704	$(1,827)

Six months ended June 30	2014	2013
Net gain on the sale of investment securities available-for-sale (1)	$(160)	$(125)
Unrealized gain (loss) on investment securities available-for-sale	3,636	(3,220)

Other comprehensive income (loss) gain before taxes	3,476	(3,345)
Income tax expense	1,216	1,137

Other comprehensive income (loss)	$2,260	$(2,208)

(1)	Amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income.

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

There were no shares considered anti-dilutive for the three and six month periods ended June 30, 2014 and 2013.

	2014		2013
For the three months ended June 30	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$3,331	$3,331	$2,844	$2,844
Average common shares outstanding (Denominator)	7,548,358	7,570,883	4,467,261	4,467,261
Earnings per share	$0.44	$0.44	$0.64	$0.64

	2014		2013
For the six months ended June 30	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$8,029	$8,029	$5,365	$5,365
Average common shares outstanding (Denominator)	7,549,300	7,575,655	4,467,261	4,467,261
Earnings per share	$1.06	$1.06	$1.20	$1.20

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2014 and December 31, 2013 are summarized as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$190		$1	$189
U.S. Government-sponsored enterprises	107,600	$339	145	107,794
State and municipals:
Taxable	16,577	605	26	17,156
Tax-exempt	91,891	4,922	45	96,768
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	35,192	102	224	35,070
U.S. Government-sponsored enterprises	54,278	791	264	54,805
Common equity securities	309	237	5	541

Total	$306,037	$6,996	$710	$312,323

Held-to-maturity:
U.S. Government-sponsored enterprises State and municipals:
Taxable
Tax-exempt	$7,371	$9	$366	$7,014
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	108	1		109
U.S. Government-sponsored enterprises	8,436	513		8,949
Common equity securities

Total	$15,915	$523	$366	$16,072

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

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2014, is summarized as follows:

June 30, 2014	Fair Value
Within one year	$28,554
After one but within five years	93,270
After five but within ten years	28,180
After ten years	71,903

221,907
Mortgage-backed securities	89,875

Total	$311,782

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2014, is summarized as follows:

June 30, 2014	Amortized Cost	Fair Value
Within one year
After one but within five years	$158	$160
After five but within ten years	343	350
After ten years	6,870	6,504

	7,371	7,014
Mortgage-backed securities	8,544	9,058

Total	$15,915	$16,072

Securities with a carrying value of $219,582 and $202,407 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2014 and December 31, 2013, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$189	$1			$189	$1
U.S. Government-sponsored enterprises	17,024	23	$20,983	$122	38,007	145
State and municipals:
Taxable	548	26			548	26
Tax-exempt	15,669	53	4,607	358	20,276	411
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	25,233	224			25,233	224
U.S. Government-sponsored enterprises	18,255	264			18,255	264
Common equity securities	72	5			72	5

Total	$76,990	$596	$25,590	$480	$102,580	$1,076

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

The Company had 90 investment securities, consisting of 49 tax-exempt state and municipal obligations, one taxable state and municipal obligation, 18 U.S. Government-sponsored enterprise securities, 20 mortgage-backed securities, one U.S. Government agency security and one common equity security that were in unrealized loss positions at June 30, 2014. Of these securities, seven U.S. Government-sponsored enterprise securities and nine tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. The unrealized loss on the common equity securities was not material, and was not a result of credit or other issues that would cause the Company to realize an OTTI charge. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2014. There was no OTTI recognized for the six months ended June 30, 2014 and 2013.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2014 and December 31, 2013 are summarized as follows. Net deferred loan costs were $420 and $24 at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Commercial	$337,033	$350,680
Real estate:
Commercial	439,942	413,058
Residential	317,929	322,062
Consumer	84,943	90,817

Total	$1,179,847	$1,176,617

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

		Real estate
June 30, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2014	$1,961	$2,473	$3,248	$1,177	$8,859
Charge-offs	(29)	(404)	(270)	(87)	(790)
Recoveries	1	269	35	47	352
Provisions	268	337	445	151	1,201

Ending balance	$2,201	$2,675	$3,458	$1,288	$9,622

		Real estate
June 30, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2014	$2,008	$2,394	$3,135	$1,114	$8,651
Charge-offs	(376)	(432)	(510)	(155)	(1,473)
Recoveries	1	269	38	78	386
Provisions	568	444	795	251	2,058

Ending balance	$2,201	$2,675	$3,458	$1,288	$9,622

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

		Real estate
June 30, 2013	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2013	$799	$2,304	$3,100	$907	$7,110
Charge-offs			(51)	(51)	(102)
Recoveries			41	3	44
Provisions	400		2	98	500

Ending balance	$1,199	$2,304	$3,092	$957	$7,552

		Real estate
June 30, 2013	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2013	$799	$2,304	$2,981	$866	$6,950
Charge-offs			(207)	(117)	(324)
Recoveries			106	20	126
Provisions	400		212	188	800

Ending balance	$1,199	$2,304	$3,092	$957	$7,552

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2014 and December 31, 2013 is summarized as follows:

			Real estate
June 30, 2014	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$2,201		$2,675		$3,458		$1,288			$9,622

Ending balance: individually evaluated for impairment		1,157		527		162					1,846

Ending balance: collectively evaluated for impairment		1,044		2,148		3,296		1,288			7,776

Ending balance: loans acquired with deteriorated credit quality	$		$		$		$			$

Loans receivable:
Ending balance		$337,033		$439,942		$317,929		$84,943			$1,179,847

Ending balance: individually evaluated for impairment		2,859		7,210		2,916		97			13,082

Ending balance: collectively evaluated for impairment		332,627		428,656		314,952		$84,846			1,161,081

Ending balance: loans acquired with deteriorated credit quality		$1,547		$4,076		$61					$5,684

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

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss-A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2014 and December 31, 2013:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$322,316	$4,469	$10,248		$337,033
Real estate:
Commercial	414,853	10,389	14,700		439,942
Residential	311,248	1,423	5,258		317,929
Consumer	84,850	15	78		84,943

Total	$1,133,267	$16,296	$30,284		$1,179,847

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$332,257	$7,025	$11,398		$350,680
Real estate:
Commercial	386,825	10,701	15,532		413,058
Residential	314,544	861	6,657		322,062
Consumer	90,718	9	90		90,817

Total	$1,124,344	$18,596	$33,677		$1,176,617

Information concerning nonaccrual loans by major loan classification at June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
Commercial	$1,777	$2,035
Real estate:
Commercial	8,779	9,172
Residential	2,963	3,569
Consumer	97	90

Total	$13,616	$14,866

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The major classifications of loans by past due status are summarized as follows:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$519		$1,837	$2,356	$334,677	$337,033	$60
Real estate:
Commercial	1,337	$34	8,779	10,150	429,792	439,942
Residential	2,600	940	4,221	7,761	310,168	317,929	1,258
Consumer	728	196	472	1,396	83,547	84,943	375

Total	$5,184	$1,170	$15,309	$21,663	$1,158,184	$1,179,847	$1,693

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,052	$105	$2,041	$3,198	$347,482	$350,680	$6
Real estate:
Commercial	1,641	75	9,372	11,088	401,970	413,058	200
Residential	3,676	985	4,247	8,908	313,154	322,062	678
Consumer	798	313	661	1,772	89,045	90,817	571

Total	$7,167	$1,478	$16,321	$24,966	$1,151,651	$1,176,617	$1,455

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2014 and June 30, 2013, and as of and for the year ended, December 31, 2013 by major loan classification:

				This Quarter		Year-to-Date
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,649	$4,470		$2,329	$28	$2,908	$52
Real estate:
Commercial	9,899	12,619		9,929	19	10,077	38
Residential	2,720	2,908		2,730	1	2,801	2
Consumer	97	97		113		111

Total	15,365	20,094		15,101	48	15,897	92

With an allowance recorded:
Commercial	1,757	1,757	$1,157	1,743	23	1,853	43
Real estate:
Commercial	1,387	1,387	527	1,395	14	1,397	29
Residential	257	257	162	259		390
Consumer

Total	3,401	3,401	1,846	3,397	37	3,640	72

Commercial	4,406	6,227	1,157	4,072	51	4,761	95
Real estate:
Commercial	11,286	14,006	527	11,324	33	11,474	67
Residential	2,977	3,165	162	2,989	1	3,191	2
Consumer	97	97		113		111

Total	$18,766	$23,495	$1,846	$18,498	$85	$19,537	$164

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				This Quarter		Year-to-Date
June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$325	$325		$239		$280
Real estate:
Commercial	314	314		370		287
Residential	1,437	1,437		970		1,047
Consumer	52	52		82		70

Total	2,128	2,128		1,661		1,684

With an allowance recorded:
Commercial	612	612	$612	712	$8	532	$12
Real estate:
Commercial	1,443	1,443	300	1,162	19	1,445	38
Residential	665	665	262	1,150	3	1,233	6
Consumer

Total	2,720	2,720	1,174	3,024	30	3,210	56

Commercial	937	937	612	951	8	812	12
Real estate:
Commercial	1,757	1,757	300	1,532	19	1,732	38
Residential	2,102	2,102	262	2,120	3	2,280	6
Consumer	52	52		82		70

Total	$4,848	$4,848	$1,174	$4,685	$30	$4,894	$56

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $1,900 at June 30, 2014, $2,487 at December 31, 2013 and $346 at June 30, 2013.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

There were no loans modified as troubled debt restructurings for the six months ended June 30, 2014 and 2013. There were no defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at June 30, 2014, and December 31, 2013 are summarized as follows:

	June 30,	December 31,
	2014	2013
Other real estate owned	$626	$648
Investment in residential housing program	3,093	3,211
Mortgage servicing rights	798	880
Bank owned life insurance	29,593	29,198
Restricted equity securities	3,952	4,102
Other assets	13,641	9,949

Total	$51,703	$47,988

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

An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value estimate.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2014 and December 31, 2013.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value Measurement Using
June 30, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-agencies	$189		$189
U.S. Government-sponsored enterprises	107,794		107,794
State and Municipals:
Taxable	17,156		17,156
Tax-exempt	96,768		96,768
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	35,070		35,070
U.S. Government-sponsored enterprises	54,805		54,805
Common equity securities	541	$541

Total	$312,323	$541	$311,782

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-agencies	$204		$204
U.S. Government-sponsored enterprises	113,045		113,045
State and Municipals:
Taxable	16,698		16,698
Tax-exempt	98,081		98,081
Corporate debt securities	4,387		4,387
Mortgage-backed securities:
U.S. Government agencies	20,229		20,229
U.S. Government-sponsored enterprises	45,974		45,974
Common equity securities	1,097	$1,097

Total	$299,715	$1,097	$298,618

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value Measurement Using
June 30, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,555			$1,555
Other real estate owned	$34			$34

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,354			$2,354
Other real estate owned	$437			$437

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,555	Appraisal of collateral	Appraisal adjustments	4.0% to 42.6% (19.1%)
			Liquidation expenses	3.0% to 6.0% (5.5%)
Other real estate owned	$34	Appraisal of collateral	Appraisal adjustments	6.0% to 10.0% (6.0%)
			Liquidation expenses	20.0% to 30.0% (20.0%)

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

The carrying and fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
June 30, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$77,408	$77,408	$77,408
Investment securities:
Available-for-sale	312,323	312,323	$541	$311,782
Held-to-maturity	15,915	16,072		16,072
Loans held for sale	2,757	2,757		2,757
Net loans	1,170,225	1,182,629			$1,182,629
Accrued interest receivable	5,576	5,576		5,576
Mortgage servicing rights	798	1,440		1,440
Restricted equity securities	$3,952	$3,952		$3,952

Financial liabilities:
Deposits	$1,422,802	$1,425,363		$1,425,363
Short-term borrowings	14,088	14,088		14,088
Long-term debt	34,925	36,791		36,791
Accrued interest payable	$580	$580		$580

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

			Fair Value Hierarchy
December 31, 2013	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$51,310	$51,310	$51,310
Investment securities:
Available-for-sale	299,715	299,715	$1,097	$298,618
Held-to-maturity	17,295	17,175		17,175
Loans held for sale	1,757	1,757		1,757
Net loans	1,167,966	1,180,387			$1,180,387
Accrued interest receivable	5,866	5,866		5,866
Mortgage servicing rights	880	1,440		1,440
Restricted equity securities	$4,102	$4,102		$4,102

Financial liabilities:
Deposits	$1,379,507	$1,381,946		$1,381,946
Short-term borrowings	22,052	22,052		22,052
Long-term debt	36,743	37,468		37,468
Accrued interest payable	$723	$723		$723

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, which is currently frozen, a supplemental executive defined benefit plan (currently frozen), a supplemental executive defined contribution plan, non-qualified supplemental executive retirement plans (“SERP”), a Postretirement Life Insurance Plan, which was curtailed in 2013, a Stock Appreciation Rights Plan (SAR) and a Long-Term Incentive Plan. For the three and six months ended June 30, salaries and employee benefits expense includes approximately $584 and $708 in 2014 and $193 and $371 in 2013 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Life Insurance Benefits
Three months ended June 30,	2014	2013		2014	2013
Net periodic pension cost:
Service cost					$10
Interest cost	$169		$161		34
Expected return on plan assets	(227)		(206)
Amortization of prior service cost
Amortization of unrecognized net loss	23		45		29

Net periodic pension cost	$(35)	$			$73

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Pension Benefits			Postretirement Life Insurance Benefits
Six months ended June 30,	2014	2013		2014	2013
Net periodic pension cost:
Service cost					$21
Interest cost	$338		$323		67
Expected return on plan assets	(454)		(413)
Amortization of prior service cost
Amortization of unrecognized net loss	46		90		58

Net periodic pension cost	$(70)	$			$146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are incorporated by reference into the MD&A. Certain prior period amounts may have been reclassified to conform with the current year’s presentation. Any reclassifications did not have any effect on the operating results or financial position of the company.

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2013. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

Fiscal policy enacted by the Federal Open Market Committee (“FOMC”) during the second quarter of 2014 was limited to continuing the tapering of investment purchases employed in their quantitative easing initiatives. The FOMC is scheduled to conclude this latest initiative in October 2014. Economic growth as measured by the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, improved significantly in the second quarter of 2014 compared to the anemic level experienced in the prior quarter. The GDP grew 4.0% in the second quarter of 2014, an increase over the negative growth of 2.1% in the first quarter of 2014 and above the second quarter estimate of 3.0%. Despite this improvement, there is concern that the second quarter increase was a result of pent up demand brought on by the tough winter experienced in the first quarter of 2014 and that the remainder of 2014 will not continue to be as strong as the second quarter. Despite weakness in consumer, business and government spending in the second quarter of 2014, the latest monthly employment figures released by the Bureau of Labor Statistics indicate strong job creation during the first six months of 2014. Based on preliminary June 2014 numbers of 288,000 jobs being created, the economy is creating 231,000 jobs per month on average. The current growth rate is more than sufficient to satisfy an estimated 90,000 to 125,000 new entrants to the job market each month and the estimated 150,000 to 200,000 jobs estimated to be needed in order to improve the unemployment rate. With regard to inflation, rising food and energy costs caused the price index for gross domestic purchases, a measure of prices paid by United States residents, to increase to 2.1% for the most recent reporting month of June 2014, slightly above the 2.0% rate targeted by the Federal Reserve. Rising food and energy prices continue to limit other consumer spending and if sustained, may counteract the impact of job gains and weigh on GDP readings going forward.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets grew $42,885, or at an annual rate of 5.1% to $1,731,106 at June 30, 2014, from $1,688,221 at December 31, 2013. For the six months ended June 30, 2014, total assets averaged $1,701,791, an increase of $776,337 from $925,454 for the same period of 2013, primarily due to the merger. The balance sheet growth during 2014 was driven by increases in total deposits of $43,295, an annual growth rate of 6.3%. Interest-bearing deposits increased $27,315, while noninterest-bearing deposits grew $15,980. Loans, net increased to $1,179,847 at June 30, 2014, compared to $1,176,617 at December 31, 2013. Total stockholders’ equity increased $5,373 or at an annual rate of 4.5%, from $238,792 at year-end 2013 to $244,165 at June 30, 2014. For the second quarter of 2014, total assets, loans, net and deposits increased $12,845, $2,725 and $18,736.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $312,323 at June 30, 2014, an increase of $12,608, or 4.2% from $299,715 at December 31, 2013. The increase resulted primarily from the purchase of collateralized mortgage obligations net of payments received from mortgage backed holdings. Investment securities held-to-maturity totaled $15,915 at June 30, 2014, a decrease of $1,380 or 8.0% from $17,295 at December 31, 2013 due to payments received from mortgage backed holdings. For the three months ended June 30, 2014, total investments increased $9,405 consisting of an increase of $10,097 in available-for-sale securities and a decrease of $692 in held-to-maturity securities.

For the six months ended June 30, 2014, the investment portfolio averaged $320,452, an increase of $146,146 compared to $174,306 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 46 basis points to 2.79% for the six months ended June 30, 2014, from 3.25% for the comparable period of 2013. The yield decline is the result of decreasing reinvestment yields as well as an overall investment strategy aimed at shortening the duration of the investment portfolio. The tax-equivalent yield decreased slightly from 2.81% in the first quarter of 2014 to 2.77% in the second quarter of 2014.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. The carrying value of securities at June 30, 2014, included a net unrealized gain of $6,286 reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes of $2,200. This compares to a net unrealized gain of $2,810 at December 31, 2013, net of deferred income taxes of $984.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Payments and prepayments on loans were slightly lower than the amount of loan originations during the first half of 2014. As a result, loans, net increased slightly to $1,179,847 at June 30, 2014 from $1,176,617 at December 31, 2013. The marginal increase was a reflection of weak market conditions, heightened competitive forces and efforts devoted to the conversion of the core operating system in the second quarter of 2014, as a result of the merger. The net change reflected increases in commercial real estate loans, partially offset by decreases in commercial loans, residential real estate and consumer loans. Commercial real estate loans increased $26,884, or 13.0% on an annualized basis, to $439,942 at June 30, 2014 compared to $413,058 at December 31, 2013. Commercial loans decreased $13,647, or 7.8% on an annualized basis, to $337,033 at June 30, 2014 compared to $350,680 at December 31, 2013.

Continued weakness in labor markets, coupled with higher food and energy prices, have hampered consumer purchasing power throughout the second quarter of 2014. Additionally, weakness in real estate markets have further cut into the wealth of consumers. Residential real estate loans decreased $4,133, or 2.6% on an annualized basis, to $317,929 at June 30, 2014 compared to $322,062 at December 31, 2013 while consumer loans decreased $5,874, or 12.9% on an annualized basis, to $84,943 at June 30, 2014 compared to $90,817 at December 31, 2013.

For the six months ended June 30, 2014, loans, net averaged $1,184,541, an increase of $548,525 compared to $636,016 for the same period of 2013, primarily due to the merger. The tax-equivalent yield on the loan portfolio was 4.92% for the six months ended June 30, 2014, a 10 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio declined 43 basis points to 4.71% in the second quarter of 2014 from 5.14% in the first quarter of 2014. Adjusting for the recognition of accretion on loans acquired in the merger, the decline was 30 basis points comparing the first and second quarters of 2014.

For the second quarter of 2014, loans, net increased $2,725. Increases in commercial real estate loans of $30,219 were offset partially by decreases in commercial loans of $21,696, residential mortgage loans of $2,874 and consumer loans of $2,924.

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

Unused commitments at June 30, 2014, totaled $314,345, consisting of $280,905 in unfunded commitments of existing loan facilities and $33,440 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2013, totaled $303,309, consisting of $273,395 in unfunded commitments of existing loans and $29,914 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2014 and 2013, are summarized as follows:

	June 30, 2014	June 30, 2013
United States	6.1%	7.5%
Pennsylvania (statewide)	5.8%	7.9%
Lackawanna county	6.8%	9.2%
Luzerne county	7.1%	9.6%
Monroe county	7.4%	9.6%
Susquehanna county	5.0%	7.0%
Wayne county	5.3%	7.1%
Wyoming county	6.5%	9.4%
New York (statewide)	6.5%	7.8%
Broome county	6.4%	8.0%

The employment conditions improved for the Nation, Pennsylvania, New York as well as all seven counties representing our market areas in Pennsylvania and New York from one year ago. Despite the overall improvements, employment conditions continued to be weak as unemployment rates remained elevated relative to historical levels.

Our asset quality improved in the first half of 2014. Nonperforming assets decreased $3,521 or 18.1% to $15,935 at June 30, 2014, from $19,456 at December 31, 2013. We experienced increases in accruing loans past due 90 days or more, which were more than offset by declines in nonaccrual and restructured loans and other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.35% at June 30, 2014 compared to 1.65% at December 31, 2013. The Asset Quality Committee reviews the asset quality metrics and risk elements of the loan portfolio monthly.

Loans on nonaccrual status decreased $1,250 to $13,616 at June 30, 2014 from $14,866 at December 31, 2013. The decrease from year end was due primarily to a decrease of $1,257 in commercial loans, commercial real estate loans and residential real estate loans on nonaccrual status. Retail consumer loans on nonaccrual status increased $7. Other real estate owned decreased $22 to $626 at June 30, 2014 from $648 at December 31, 2013.

For the three months ended June 30, 2014, nonperforming assets deteriorated slightly to $15,935, an increase of $672 from $15,263 at March 31, 2014. Increases in nonaccrual loans of $694 and accruing loans past due 90 days or more of $30 more than offset a $52 decline in other real estate owned.

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

The allowance for loan losses increased $971 to $9,622 at June 30, 2014, from $8,651 at the end of 2013. For the six months ended June 30, 2014, net charge-offs were $1,087 or 0.19% of average loans outstanding, an $889 increase compared to $198 or 0.6% of average loans outstanding in the same period of 2013. Net charge-offs were $438 or 0.15% of average loans outstanding in the second quarter of 2014, a $380 increase compared to $58 or 0.04% of average loans outstanding in the second quarter of 2013.

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. During the six months ended June 30, 2014, total deposits increased $43,295, or 6.3% on an annualized basis, to $1,422,802 from $1,379,507 at December 31, 2013. Interest-bearing checking deposits, including NOW and money market accounts, increased $20,951, or 10.0% on an annualized basis, to $445,508 at June 30, 2014, compared to $424,557 at December 31, 2013. Savings deposits increased $5,129, or 2.8% on an annualized basis, to $377,230 at June 30, 2014, compared to $372,101 at December 31, 2013. Demand deposits, increased $15,980, or 11.4% on an annualized basis, to $295,922 at June 30, 2014, compared to $279,942 at December 31, 2013. Time deposits less than $100 increased $26,754, or 31.8% on an annualized basis, to $194,839 at June 30, 2014, compared to $168,085 at December 31, 2013 while time deposits of $100 or more decreased $25,519, or 37.9% on an annualized basis, to $109,303 at June 30, 2014, compared to $134,822 at December 31, 2013.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended June 30, 2014, total deposits increased $18,736 or 2.7% on an annualized basis. Growth in interest-bearing and noninterest-bearing demand deposits and time deposits of $100 or more, more than offset declines in savings and time deposits less than $100.

For the six months ended June 30, interest-bearing deposits averaged $1,113,621 in 2014 compared to $585,517 in 2013, due primarily to the merger. The cost of interest-bearing deposits was 0.50% for the first half of 2014 compared to 0.45% for the same period last year. The overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.59% in 2014 compared to 0.64% in 2013. The cost of interest-bearing liabilities was unchanged at 0.59% comparing the first and second quarters of 2014.

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

Total short-term borrowings at June 30, 2014, totaled $14,088 as compared to $22,052 at December 31, 2013, a decrease of $7,964, or 36.1%. Long-term debt was $34,925 at June 30, 2014, compared to $36,743 at year end 2013. The reduction was a product of monthly contractual amortized payments made during the first half of 2014.

Market Risk Sensitivity:

Market risk is the risk to our earnings or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily “IRR” associated with our lending, investing and deposit-gathering activities. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in our reported earnings and/or the market value of our net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of our assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value and provide a basis for the expected change in future earnings related to interest rates. IRR is inherent in the role of banks as financial intermediaries. However, a bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

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

Our cumulative one-year RSA/RSL ratio equaled 1.83% at June 30, 2014. Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at June 30, 2014, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

Static gap analysis, although a standard measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity table presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such a table.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2014, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2014 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2014. Our noncore funds at June 30, 2014, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2014, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 7.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 1.2%. Comparatively, our overall noncore dependence ratio improved from year-end 2013 when it was 10.0%. Similarly, our net short-term noncore funding dependence ratio was 4.1% at year-end, indicating that our reliance on noncore funds has decreased. The decrease in noncore funding reliance resulted primarily from an increase in core deposits.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $26,098 during the six months ended June 30, 2014. Cash and cash equivalents decreased $11,084 for the same period last year. For the six months ended June 30, 2014, net cash inflows of $29,195 from financing activities and $10,082 from operating activities were partially offset by a $13,179 net cash outflow from investing activities. For the same period of 2013, net cash inflows of $8,190 from operating activities were more than offset by a $18,114 net cash outflow from investing activities and $1,160 from operating activities

Financing activities provided net cash of $29,195 for the six months ended June 30, 2014, and used net cash of $1,160 for the same six months of 2013. Deposit gathering is our predominant financing activity. During the first six months of 2014, deposit gathering accelerated compared to the same period last year. The net increase in deposits totaled $43,866 in the six months ended June 30, 2014. Comparatively, deposit gathering provided net cash of $11,186 for the same period of 2013. We continued to attract deposits from new and existing customers, including municipalities and school districts, as well as deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.

Operating activities provided net cash of $10,082 for the six months ended June 30, 2014, and $8,190 for the same six months of 2013. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $13,179 for the six months ended June 30, 2014, compared to $18,114 for the same period of 2013. In 2014, an increase in investment portfolio activities was the primary factor causing the net cash outflow from investing activities. Comparatively, an increase in lending activities was the predominant factor causing the net cash outflow from investing activities in 2013.

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

Capital:

Stockholders’ equity totaled $244,165 or $32.35 per share at June 30, 2014, compared to $238,792 or $31.62 per share at December 31, 2013. Net income of $8,029 for the six months ended June 30, 2014 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $4,681, common stock repurchases, including the retirement of outstanding stock options, of $165, common stock issuances of $39, shares retired of $109, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $2,260.

Dividends declared equaled $0.62 per share in 2014 and 2013. The dividend payout ratio was 58.5% for the six months ended June 30, 2014, compared to 51.7% for the same period in 2013. The Merger Agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier 1 capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a leverage ratio, defined as Tier 1 capital to total average assets less intangibles, of 3.0 percent. The minimum leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at June 30, 2014 and December 31, 2013. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2014, the Bank’s Tier 1 capital to total average assets was 9.88% as compared to 9.72% at December 31, 2013. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.83% and the total capital to risk weighted asset ratio was 14.63% at June 30, 2014. These ratios were 13.02% and 13.69% at December 31, 2013. The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2014.

Review of Financial Performance:

Net income for the second quarter of 2014 equaled $3,331 or $0.44 per share compared to $2,844 or $0.64 per share for the second quarter of 2013. The results for the three months ended June 30, 2014, included pre-tax merger related expenses of $1,008. The comparable results in 2013 included nonrecurring noninterest income of $468 from bank owned life insurance proceeds. Per share data for 2013 are restated to reflect the merger exchange rates of 1.3636 shares. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 0.78% for the second quarter of 2014 compared to 1.22% for the same period of 2013. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 5.61% for the second quarter of 2014 compared to 8.51% for the second quarter of 2013. Net income for the first half of 2014 equaled $8,029 or $1.06 per share compared to $5,365 or $1.20 per share for the same period of 2013. The results for the six months ended June 30, 2014, include pre-tax merger related expenses of approximately $1,616. Our ROA and ROE were 0.95% and 6.79% through six months in 2014 compared to 1.17% and 8.08% for the same period of 2013. The merger between Peoples and Penseco was accounted for as a reverse acquisition of Peoples by Penseco. As a result of the reverse merger, Peoples is the legal acquirer and Penseco is the accounting acquirer. In a reverse merger the historical financial statements are those of the accounting acquirer. Accordingly the earnings increase was primarily a result of adhering to the accounting treatment that requires the inclusion of results of operations of both Peoples and Penseco for the three and six month periods ended June 30, 2014, compared to Penseco on a standalone basis for same period last year.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0% in 2014 and 34.0% in 2013.

For the three months ended June 30, 2014, tax-equivalent net interest income increased $6,151 to $14,468 in 2014 from $8,317 in 2013. The net interest spread decreased to 3.58% for the three months ended June 30, 2014 from 3.74% for the three months ended June 30, 2013. The tax-equivalent net interest margin decreased to 3.73% for the second quarter of 2014 from 3.90% for the comparable period of 2013. Loan accretion included in loan interest income in the second quarter of 2014 related to loans acquired in the fourth quarter of 2013 was $526, resulting in an increase in the tax-equivalent net interest margin of 14 basis points. The tax-equivalent net interest margin for the first quarter of 2014 was 4.09%, which included 24 basis points related to accretion on acquired loans. The yield curve continued to be relatively steep during the first six months of 2014 as the Federal Reserve has maintained lower overnight and discount rates. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist us in maintaining a stable net interest margin in the future.

For the three months ended June 30, tax-equivalent interest income on earning assets increased $6,917, to $16,195 in 2014 as compared to $9,278 in 2013. The increase was primarily due to the growth in average earning assets which increased $701,529, to $1,557,562 for the second quarter of 2014 from $856,033 for the same period in 2013, primarily as a result of the merger. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 18 basis points for the three months ended June 30, 2014 at 4.17% as compared to 4.35% for the three months ended June 30, 2013. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 20 basis points for the second quarter of 2014 to 4.71% from 4.91% for the second quarter of 2013. Average loans increased to $1,187,568 for the quarter ended June 30, 2014 compared to $641,152 for the same period in 2013. The resulting tax-equivalent interest earned on loans was $13,938 for the three month period ended June 30, 2014 compared to $7,841 for the same period in 2013, an increase of $6,097.

Total interest expense increased $766, to $1,727 for the three months ended June 30, 2014 from $961 for the three months ended June 30, 2013. This increase was attributable to the increase in the average volume of interest bearing liabilities comparing the three months ended June 30, 2014 and 2013. Average interest bearing liabilities increased $533,340, to $1,172,286 in the second quarter of 2014 from $638,946 for the same period in 2013. The cost of funds decreased to 0.59% for the three months ended June 30, 2014 as compared to 0.61% for the same period in 2013. We continue to offer an above market rate on our certificate of savings account, which has attracted money that customers are not willing to invest elsewhere and has contributed to our continued growth.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the six months ended June 30, tax-equivalent net interest income increased $13,295 to $30,001 in 2014 from $16,706 in 2013. The net interest spread decreased to 3.76% for the six months ended June 30, 2014 from 3.81% for the six months ended June 30, 2013. The tax-equivalent net interest margin for the six months ended June 30, was 3.90% in 2014 compared to 3.97% in 2013. Loan accretion included in loan interest income in the first six months of 2014 related to loans acquired in the fourth quarter of 2013 was $1,430, resulting in an increase in the tax-equivalent net interest margin of 24 basis points.

For the six months ended June 30, tax-equivalent interest income increased $14,715, to $33,415 in 2014 from $18,700 in 2013. The increase was primarily due to the growth in average earning assets which increased $701,000 to $1,549,351 for the first six months of 2014 from $848,351 for the same period in 2013. The yield on earning assets, on a tax-equivalent basis, decreased for the six months ended June 30, 2014 to 4.35% as compared to 4.45% for the six months ended June 30, 2013. The tax-equivalent yield earned on loans decreased 10 basis points for the first half of 2014 to 4.92% from 5.02% for the same period of 2013. Average loans increased $548,525, to $1,184,541 for the six months ended June 30, 2014 compared to $636,016 for the same period in 2013. The resulting tax-equivalent interest earned on loans was $28,916 for the six month period ended June 30, 2014 compared to $15,839 for the same period in 2013, an increase of $13,077. The tax-equivalent yield earned on investments decreased 46 basis points for the first six months of 2014 to 2.79% from 3.25% for the same period of 2013. Average investments increased to $320,452 for the six months ended June 30, 2014 compared to $174,306 for the same period in 2013. The resulting tax-equivalent interest earned on investments was $4,432 for the six month period ended June 30, 2014 compared to $2,811 for the same period in 2013, an increase of $1,621.

Total interest expense increased by $1,420, to $3,414 for the six months ended June 30, 2014 from $1,994 for the six months ended June 30, 2013. The increase was the result of an increase in the average volume of interest bearing liabilities comparing the six months ended June 30, 2014 and 2013. Average interest bearing liabilities increased to $1,169,541 for the six months ended June 30, 2014 as compared to $632,132 for the six months ended June 30, 2013. The increase in average interest bearing liabilities more than offset a favorable rate variance as the cost of funds decreased to 0.59% for the six months ended June 30, 2014 as compared to 0.64% for the same period in 2013.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0% in 2014 and 34.0% in 2013.

	Six months ended
	June 2014			June 2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$1,110,609	$27,159	4.93%	$583,885	$14,606	5.04%
Tax exempt	73,932	1,757	4.79	52,131	1,233	4.77
Investments
Taxable	219,716	1,900	1.74	113,040	888	1.58
Tax exempt	100,736	2,532	5.07	61,266	1,923	6.33
Interest bearing deposits	5,826	19	0.66	38,029	50	0.27
Federal funds sold	38,532	48	0.25

Total earning assets	1,549,351	33,415	4.35%	848,351	18,700	4.45%
Less: allowance for loan losses	(8,791)			(6,985)
Other assets	161,231			84,088

Total assets	$1,701,791			$925,454

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	215,862	390	0.36%	175,321	200	0.23%
NOW accounts	216,962	363	0.34	107,436	109	0.20
Savings accounts	369,471	529	0.29	128,456	37	0.06
Time deposits less than $100	215,041	1,050	0.98	91,701	451	0.99
Time deposits $100 or more	96,285	439	0.92	82,603	524	1.28
Short term borrowings	20,048	58	0.58	7,721	11	0.29
Long-term debt	35,872	585	3.28	38,894	662	3.43

Total interest bearing liabilities	1,169,541	3,414	0.59%	632,132	1,994	0.64%
Non-interest bearing demand deposits	281,337			145,377
Other liabilities	12,556			14,041
Stockholders’ equity	238,357			133,904

Total liabilities and stockholders’ equity	$1,701,791			$925,454

Net interest income/spread		$30,001	3.76%		$16,706	3.81%

Net interest margin			3.90%			3.97%
Tax-equivalent adjustments:
Loans		$615			$419
Investments		886			654

Total adjustments		$1,501			$1,073

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2014.

For the three months and six months ended June 30, 2014, the provision for loan losses totaled $1,201 and $2,058. The provision for loan losses was $500 and $800 for those same periods in 2013. The increase in the quarter-to-date and year-to-date provisions comparing 2014 and 2013 reflect a higher volume and concentration of commercial loans in the portfolio, as well as continued weakness in the economic environment.

Noninterest Income:

Noninterest income for the second quarter rose $721 or 23.6% to $3,778 in 2014 from $3057 in 2013. For the six months ended June 30, 2014, noninterest income totaled $7,338, an increase of $1,455 or 24.7% from $5,883 for the comparable period of 2013. Service charges, fees and commissions increased $761 or 31.4% for the first half of 2014 attributable primarily to the merger. Income generated from commissions and fees on fiduciary activities increased $321 to $1,115 for the first six months of 2014 in comparison to the same period in 2013 due to an increase in the fee structure implemented in the second half of 2013. Income generated from our wealth management division increased $162 to $352 for the first half of 2014 in comparison to the same period in 2013. Life insurance investment income increased $217 or 90.8% attributable primarily to the merger. Merchant services income decreased $167 to $1,782 for the six months ended June 30, 2014 from $1,949 for the same period last year as a result of lower transaction volumes.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the second quarter, noninterest expense increased $5,383 or 78.5% to $12,239 in 2014 from $6,856 in 2013. For the six months ended June 30, 2014, noninterest expense increased $9,545 or 68.3% to $23,526 in 2014 from $13,981 in 2013. Personnel costs rose 43.2%, net occupancy and equipment costs increased 170.3% and other expenses were higher by 47.0% comparing the first six months of 2014 and 2013.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $4,961 for the second quarter of 2014, an increase of $1,469 or 42.1% when compared to the second quarter of 2013. Salaries and employee benefits expense totaled $10,129 for the six months ended June 30, 2014 compared to $7,075 for the same period of 2013. The $3,054 or 43.2% increase was a result of comparing the staffing expense of the merged company to that of the standalone accounting acquirer. Also included in the 2014 total were payments of $301 representing stock appreciation rights settled in cash in the first half of 2014.

We experienced a $1,626 or 232.0% increase in net occupancy and equipment expense comparing the second quarters of 2014 and 2013. Net occupancy and equipment expense increased $2,558 or 170.3% comparing the six months ended June 30, 2014 and 2013. In addition to increases related to the combined entity, increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods.

For the second quarter, other expenses increased $1,095 or 54.2% comparing 2014 to 2013. For the six months ended June 30, 2014, other expenses increased $1,913 or 47.0% compared to the same period of 2013. This increase was the result of additional expenses resulting from the merger.

Acquisition related expenses incurred in the second quarter of 2014 totaled $1,008. For the six months ended June 30, 2014, acquisition related expenses totaled $1,616.

Income Taxes:

We recorded income tax expense of $762 or 18.6% of pre-tax income, and $633 or 18.2% of pre-tax income for the quarters ended June 30, 2014 and 2013. We recorded income tax expense of $2,225 or 21.7% of pre-tax income, and $1,370 or 20.3% of pre-tax income for the six months ended June 30, 2014 and 2013. The six month period includes nondeductible expenses in the first quarter that are not present in the second quarter driving the effective tax rate down for the three months ended June 30, 2014.

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2014, based on our simulation model, is summarized as follows:

	June 30, 2014 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	7.5	N/A	6.8	N/A
+300	5.9	(30.0)	6.3	(30.0)
+200	3.8	(20.0)	4.7	(25.0)
+100	1.6	(10.0)	3.2	(15.0)
Static
-100	(2.2)	(10.0)	(11.9)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2014, would increase slightly at 1.6 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2013.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

At June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2014, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b)	Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the first half of 2014 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

No material changes from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Peoples Financial Services Corp.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2014, the Board of Directors authorized the repurchase of 370,000 shares of the Company’s common stock. The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the months for the quarter ended June 30, 2014. At June 30, 2014, there were 368,200 shares available for repurchase under the 2014 Stock Repurchase Program with an expiration date of December 31, 2014.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2014 – April 30, 2014				368,200
May 1, 2014 – May 31, 2014				368,200
June 1, 2014 – June 30, 2014				368,200

TOTAL

In June 2014, potential stock options representing 5,000 shares were settled in cash for $95.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350.

101	Interactive Data File

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp. (Registrant)

Date: August 8, 2014	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	51

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	52

32	CEO and CFO Certifications Pursuant to Section 1350.	53

101	The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.