Form 10-Q
period 2014-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2014-11-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,548,358 at October 31, 2014.

Exhibit index on page 49

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2014

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$21,179	$30,004
Interest-bearing deposits in other banks	6,932	11,846
Federal funds sold	6,100	9,460
Investment securities:
Available-for-sale	350,825	299,715
Held-to-maturity: Fair value September 30, 2014, $15,516; December 31, 2013, $17,175	15,264	17,295

Total investment securities	366,089	317,010
Loans held for sale	2,961	1,757
Loans, net	1,179,942	1,176,617
Less: allowance for loan losses	10,171	8,651

Net loans	1,169,771	1,167,966
Premises and equipment, net	25,692	26,119
Accrued interest receivable	5,381	5,866
Goodwill	63,370	63,370
Intangible assets	5,826	6,835
Other assets	51,477	47,988

Total assets	$1,724,778	$1,688,221

Liabilities:
Deposits:
Noninterest-bearing	$302,279	$279,942
Interest-bearing	1,123,349	1,099,565

Total deposits	1,425,628	1,379,507
Short-term borrowings	6,514	22,052
Long-term debt	34,020	36,743
Accrued interest payable	597	723
Other liabilities	11,950	10,404

Total liabilities	1,478,709	1,449,429

Stockholders’ equity:
Common stock: par value $2.00, authorized 25,000,000 shares; September 30, 2014, issued 7,548,358 shares; December 31, 2013, issued 7,806,789 shares	15,097	15,614
Capital surplus	140,150	146,109
Retained earnings	90,252	84,008
Accumulated other comprehensive income (loss)	570	(698)
Less: treasury stock, at cost: December 31, 2013, 253,845 shares		6,241

Total stockholders’ equity	246,069	238,792

Total liabilities and stockholders’ equity	$1,724,778	$1,688,221

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
September 30,
Interest income:
Interest and fees on loans:
Taxable	$13,876	$7,213	$41,035	$21,819
Tax-exempt	465	396	1,607	1,210
Interest and dividends on investment securities:
Taxable	1,007	386	2,877	1,239
Tax-exempt	816	658	2,462	1,927
Dividends	2	22	32	57
Interest on interest-bearing deposits in other banks	10	18	29	68
Interest on federal funds sold	16		64

Total interest income	16,192	8,693	48,106	26,320

Interest expense:
Interest on deposits	1,354	647	4,125	1,968
Interest on short-term borrowings	9	6	67	17
Interest on long-term debt	279	299	864	961

Total interest expense	1,642	952	5,056	2,946

Net interest income	14,550	7,741	43,050	23,374
Provision for loan losses	666	525	2,724	1,325

Net interest income after provision for loan losses	13,884	7,216	40,326	22,049

Noninterest income:
Service charges, fees and commissions	1,634	1,006	4,815	3,426
Merchant services income	1,002	1,174	2,784	3,123
Commission and fees on fiduciary activities	575	487	1,690	1,281
Wealth management income	217	130	569	320
Mortgage banking income	142	80	434	246
Life insurance investment income	109	117	565	356
Net gain on sale of investment securities available-for-sale	701	33	861	158

Total noninterest income	4,380	3,027	11,718	8,910

Noninterest expense:
Salaries and employee benefits expense	4,754	3,340	14,883	10,415
Net occupancy and equipment expense	2,020	685	6,080	2,187
Merchant services expense	662	740	1,722	1,947
Amortization of intangible assets	334	55	1,010	175
Acquisition related expense	109	220	1,725	225
Other expenses	3,205	2,325	9,190	6,397

Total noninterest expense	11,084	7,365	34,610	21,346

Income before income taxes	7,180	2,878	17,434	9,613
Income tax expense	1,944	392	4,169	1,762

Net income	5,236	2,486	13,265	7,851

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(825)	(20)	2,811	(3,240)
Reclassification adjustment for net gain on sales included in net income	(701)	(33)	(861)	(158)

Other comprehensive income (loss)	(1,526)	(53)	1,950	(3,398)
Income tax expense (benefit) related to other comprehensive income (loss)	(534)	(18)	682	(1,155)

Other comprehensive income (loss), net of income taxes	(992)	(35)	1,268	(2,243)

Comprehensive income	$4,244	$2,451	$14,533	$5,608

Per share data:
Net income:
Basic	$0.70	$0.56	$1.76	$1.76
Diluted	$0.70	$0.56	$1.76	$1.76
Average common shares outstanding:
Basic	7,548,358	4,473,846	7,548,983	4,469,480
Diluted	7,548,358	4,473,846	7,566,456	4,469,480
Dividends declared	$0.31	$0.31	$0.93	$0.93

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
Balance, January 1, 2014	$15,614	$146,109	$84,008	$(698)		$(6,241)	$238,792
Net income			13,265				13,265
Other comprehensive income, net of income taxes				1,268			1,268
Dividends declared: $0.93 per share			(7,021)				(7,021)
Shares retired: 3,386 shares	(7)	(102)					(109)
Reissuance under option plan: 600 shares		28				11	39
Repurchase and held: 1,800 shares						(70)	(70)
Retirement of stock options		(95)					(95)
Retirement of treasury shares	(510)	(5,790)				6,300

Balance, September 30, 2014	$15,097	$140,150	$90,252	$570	$		$246,069

Balance, January 1, 2013	$8,935	$40,003	$83,798	$(290)			$132,446
Net income			7,851				7,851
Other comprehensive loss, net of income taxes				(2,243)			(2,243)
Dividends declared: $0.93 per share			(4,132)				(4,132)
Stock based compensation		51					51

Balance, September 30, 2013	$8,935	$40,054	$87,517	$(2,533)			$133,973

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30	2014	2013
Cash flows from operating activities:
Net income	$13,265	$7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,322	611
Amortization of deferred loan costs	171
Amortization of intangibles	1,009
Net accretion of purchase accounting adjustments on tangible assets	(2,683)	(210)
Provision for loan losses	2,724	1,325
Net gain on sale of other real estate owned	(60)	(57)
Net loss on disposal of equipment	63
Net amortization of investment securities	3,230	321
Net gain on sale of investment securities	(861)	(158)
Life insurance investment income	(592)	(70)
Deferred income tax expense (benefit)		83
Stock based compensation	11	51
Net change in:
Loans held for sale	(1,204)
Accrued interest receivable	485	221
Other assets	(3,398)	1,115
Accrued interest payable	(126)	(214)
Other liabilities	1,546	1,270

Net cash provided by operating activities	14,902	12,139

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	15,389	15,298
Proceeds from repayments of investment securities:
Available-for-sale	32,022	3,718
Held-to-maturity	1,989	4,637
Purchases of investment securities:
Available-for-sale	(98,898)	(10,048)
Held-to-maturity		(6,874)
Net increase in lending activities	(3,341)	(34,001)
Proceeds from life insurance		1,227
Purchases of premises and equipment	(1,059)	(297)
Proceeds from the sale of premises and equipment	25
Proceeds from sale of other real estate owned	409	760

Net cash used in investing activities	(53,464)	(25,580)

Cash flows from financing activities:
Net increase in deposits	46,939	6,352
Repayment of long-term debt	(2,682)	(10,426)
Net increase (decrease) in short-term borrowings	(15,538)	2,125
Redemption of common stock	(70)
Retirement of stock options	(95)
Purchase of treasury stock	(70)
Cash dividends paid	(7,021)	(4,132)

Net cash provided by (used in) financing activities	21,463	(6,081)

Net increase (decrease) in cash and cash equivalents	(17,099)	(19,522)
Cash and cash equivalents at beginning of year	51,310	47,844

Cash and cash equivalents at end of year	$34,211	$28,322

Supplemental disclosures:
Cash paid during the period for:
Interest	$5,182	$3,160
Income taxes	3,100	$2,050
Noncash items:
Transfers of loans to other real estate owned	541
Retirement of treasury shares	6,300
Non-cash activity resulting from the Penseco transaction:
Fair value of assets acquired:
Loans, net	1,900
Premises and equipment	(76)
Core deposit intangibles	(1,009)
Other assets
Fair value of liabilities assumed:
Deposits	818
FHLB advances	$41
Other liabilities

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name Peoples Security Bank and Trust Company. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. Certain disclosures related to impaired and nonaccrual loans have been revised for December 31, 2013. Such revisions were not material and had no effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the nine months ended and as of September 30, 2014, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent accounting standards:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” The amendments in this Update address the measurement mismatch that often results from the difference between the fair value of the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”). The ASU provides an option for measuring the financial assets and financial liabilities of a CFE to eliminate that difference under certain conditions. Under that option, a reporting entity should use the more observable of the fair value of the financial assets and the fair value of the financial liabilities of a CFE to measure both. If an entity does not elect the measurement alternative, it should continue applying the measurement guidance in Topic 820 to assets and liabilities that are carried at fair value in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-13 is not expected to have a material effect on the operating results or financial position of the Company.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to other receivables upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance, principal and interest, the creditor expects to recover from the guarantor. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-14 is not expected to have a material effect on the operating results or financial position of the Company.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Net unrealized gain on investment securities available-for-sale	$4,760	$2,810
Related income taxes	(1,666)	(984)

Net of income taxes	3,094	1,826

Benefit plan adjustments	(3,883)	(3,883)
Related income taxes	1,359	1,359

Net of income taxes	(2,524)	(2,524)

Accumulated other comprehensive income (loss)	$570	$(698)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Other comprehensive income (loss) continued:

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2014 and 2013 is as follows:

Three months ended September 30	2014	2013
Unrealized gain (loss) on investment securities available-for-sale	$(825)	$(20)
Net gain on the sale of investment securities available-for-sale (1)	(701)	(33)

Other comprehensive income (loss) gain before taxes	(1,526)	(53)
Income tax expense (benefit)	(534)	(18)

Other comprehensive income (loss)	$(992)	$(35)

Nine months ended September 30	2014	2013
Unrealized gain (loss) on investment securities available-for-sale	$2,811	$(3,240)
Net gain on the sale of investment securities available-for-sale (1)	(861)	(158)

Other comprehensive income (loss) gain before taxes	1,950	(3,398)
Income tax expense (benefit)	682	(1,155)

Other comprehensive income (loss)	$1,268	$(2,243)

(1)	Amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

There were no shares considered anti-dilutive for the three and nine month periods ended September 30, 2014 and 2013.

	2014		2013
For the three months ended September 30	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$5,236	$5,236	$2,486	$2,486
Average common shares outstanding (Denominator)	7,548,358	7,548,358	4,473,846	4,473,846
Earnings per share	$0.70	$0.70	$0.56	$0.56

	2014		2013
For the nine months ended September 30	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$13,265	$13,265	$7,851	$7,851
Average common shares outstanding (Denominator)	7,548,983	7,566,456	4,469,480	4,469,480
Earnings per share	$1.76	$1.76	$1.76	$1.76

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2014 and December 31, 2013 are summarized as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$48,357		$296	$48,061
U.S. Government-sponsored enterprises	101,294	$186	228	101,252
State and municipals:
Taxable	16,534	727	25	17,236
Tax-exempt	89,340	4,782	16	94,106
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	39,677	121	287	39,511
U.S. Government-sponsored enterprises	50,863	247	451	50,659
Common equity securities

Total	$346,065	$6,063	$1,303	$350,825

Held-to-maturity:
State and municipals:
Taxable
Tax-exempt	$7,370	$14	$207	$7,177
Mortgage-backed securities:
U.S. Government agencies	104	2		106
U.S. Government-sponsored enterprises	7,790	443		8,233

Total	$15,264	$459	$207	$15,516

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government-sponsored enterprises	$113,221	$296	472	113,045
State and municipals:
Taxable	16,664	160	126	16,698
Tax-exempt	96,194	2,267	380	98,081
Corporate debt securities	4,433	32	78	4,387
Mortgage-backed securities:
U.S. Government agencies	20,386	113	66	20,433
U.S. Government-sponsored enterprises	45,251	763	40	45,974
Common equity securities	756	351	10	1,097

Total	$296,905	$3,982	$1,172	$299,715

Held-to-maturity:
State and municipals:
Taxable
Tax-exempt	$7,372	$11	$777	$6,606
Mortgage-backed securities:
U.S. Government agencies	117	2		119
U.S. Government-sponsored enterprises	9,806	644		10,450

Total	$17,295	$657	$777	$17,175

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2014, is summarized as follows:

September 30, 2014	Fair Value
Within one year	$28,889
After one but within five years	132,467
After five but within ten years	32,136
After ten years	67,163

260,655
Mortgage-backed securities	90,170

Total	$350,825

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2014, is summarized as follows:

September 30, 2014	Amortized Cost	Fair Value
Within one year
After one but within five years	$325	$333
After five but within ten years	176	182
After ten years	6,869	6,662

	7,370	7,177
Mortgage-backed securities	7,894	8,339

Total	$15,264	$15,516

Securities with a carrying value of $215,113 and $202,407 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2014 and December 31, 2013, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$48,061	$296			$48,061	$296
U.S. Government-sponsored enterprises	32,649	74	$20,940	$154	53,589	228
State and municipals:
Taxable	1,599	25			1,599	25
Tax-exempt	8,417	35	4,776	188	13,193	223
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	26,466	287			26,466	287
U.S. Government-sponsored enterprises	29,382	451			29,382	451
Common equity securities

Total	$146,574	$1,168	$25,716	$342	$172,290	$1,510

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises	$66,391	$468	$3,114	$4	$69,505	$472
State and municipals:
Taxable	10,621	126			10,621	126
Tax-exempt	36,471	1,157			36,471	1,157
Corporate debt securities	1,095	78			1,095	78
Mortgage-backed securities:
U.S. Government agencies	12,978	66			12,978	66
U.S. Government-sponsored enterprises	5,624	40			5,624	40
Common equity securities	137	10			137	10

Total	$133,317	$1,945	$3,114	$4	$136,431	$1,949

The Company had 114 investment securities, consisting of 28 tax-exempt state and municipal obligations, two taxable state and municipal obligations, 26 U.S. Government-sponsored enterprise securities, 33 mortgage-backed securities, and 25 U.S. Treasury securities that were in unrealized loss positions at September 30, 2014. Of these securities, seven U.S. Government-sponsored enterprise securities and nine tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2014. There was no OTTI recognized for the nine months ended September 30, 2014 and 2013.

The Company had 153 investment securities, consisting of 79 tax-exempt state and municipal obligations, 16 taxable state and municipal obligations, 39 U.S. Government-sponsored enterprise securities, 16 mortgage-backed securities, one corporate debt security and two common equity securities that were in unrealized loss positions at December 31, 2013. Of these securities, one U.S. Government-sponsored enterprise security was in continuous unrealized loss position for twelve months or more.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2014 and December 31, 2013 are summarized as follows. Net deferred loan costs were $526 and $24 at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Commercial	$323,312	$350,680
Real estate:
Commercial	456,153	413,058
Residential	315,082	322,062
Consumer	85,395	90,817

Total	$1,179,942	$1,176,617

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

		Real estate
September 30, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2014	$2,201	$2,675	$3,458	$1,288	$9,622
Charge-offs		(57)	(56)	(64)	(177)
Recoveries	5	22		33	60
Provisions	152	185	239	90	666

Ending balance	$2,358	$2,825	$3,641	$1,347	$10,171

		Real estate
September 30, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2014	$2,008	$2,394	$3,135	$1,114	$8,651
Charge-offs	(376)	(489)	(566)	(219)	(1,650)
Recoveries	6	291	38	111	446
Provisions	720	629	1,034	341	2,724

Ending balance	$2,358	$2,825	$3,641	$1,347	$10,171

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

		Real estate
September 30, 2013	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2013	$1,199	$2,304	$3,092	$957	$7,552
Charge-offs	(5)		(168)	(43)	(216)
Recoveries			5	5	10
Provisions	513		(98)	110	525

Ending balance	$1,707	$2,304	$2,831	$1,029	$7,871

		Real estate
September 30, 2013	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2013	$799	$2,304	$2,981	$866	$6,950
Charge-offs	(5)		(375)	(160)	(540)
Recoveries			111	25	136
Provisions	913		114	298	1,325

Ending balance	$1,707	$2,304	$2,831	$1,029	$7,871

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2014 and December 31, 2013 is summarized as follows:

			Real estate
September 30, 2014	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$2,358		$2,825		$3,641		$1,347			$10,171

Ending balance: individually evaluated for impairment		1,163		660		275		17			2,115

Ending balance: collectively evaluated for impairment		1,195		2,165		3,366		1,330			8,056

Ending balance: loans acquired with deteriorated credit quality	$		$		$		$			$

Loans receivable:
Ending balance		$323,312		$456,153		$315,082		$85,395			$1,179,942

Ending balance: individually evaluated for impairment		2,721		7,799		3,318		81			13,919

Ending balance: collectively evaluated for impairment		319,179		446,985		311,703		$85,314			1,163,181

Ending balance: loans acquired with deteriorated credit quality		$1,412		$1,369		$61					$2,842

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

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss- A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2014 and December 31, 2013:

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$311,685	$4,207	$7,420		$323,312
Real estate:
Commercial	430,443	10,100	15,610		456,153
Residential	306,007	1,399	7,676		315,082
Consumer	85,324	14	57		85,395

Total	$1,133,459	$15,720	$30,763		$1,179,942

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$332,257	$7,025	$11,398		$350,680
Real estate:
Commercial	386,825	10,701	15,532		413,058
Residential	314,544	861	6,657		322,062
Consumer	90,718	9	90		90,817

Total	$1,124,344	$18,596	$33,677		$1,176,617

Information concerning nonaccrual loans by major loan classification at September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
Commercial	$1,626	$2,035
Real estate:
Commercial	6,666	9,172
Residential	2,951	3,569
Consumer	81	90

Total	$11,324	$14,866

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The major classifications of loans by past due status are summarized as follows:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$284	$17	$1,668	$1,969	$321,343	$323,312	$42
Real estate:
Commercial	1,243	200	6,676	8,119	448,034	456,153	10
Residential	1,631	1,031	3,502	6,164	308,918	315,082	551
Consumer	624	344	433	1,401	83,994	85,395	352

Total	$3,782	$1,592	$12,279	$17,653	$1,162,289	$1,179,942	$955

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,052	$105	$2,041	$3,198	$347,482	$350,680	$6
Real estate:
Commercial	1,641	75	9,372	11,088	401,970	413,058	200
Residential	3,676	985	4,247	8,908	313,154	322,062	678
Consumer	798	313	661	1,772	89,045	90,817	571

Total	$7,167	$1,478	$16,321	$24,966	$1,151,651	$1,176,617	$1,455

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2014 and September 30, 2013, and as of and for the year ended, December 31, 2013 by major loan classification:

				This Quarter		Year-to-Date
September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,352	$4,076		$2,501	$19	$2,771	$71
Real estate:
Commercial	5,275	6,074		7,587	20	9,238	58
Residential	2,629	2,816		2,675	1	2,758	3
Consumer	64	64		81		101

Total	10,320	13,030		12,844	40	14,868	132

With an allowance recorded:
Commercial	1,781	1,781	$1,163	1,769	20	1,825	63
Real estate:
Commercial	3,893	3,893	660	2,640	14	1,816	43
Residential	750	750	275	504	4	428	4
Consumer	17	17	17	9		3

Total	6,441	6,441	2,115	4,922	38	4,072	110

Commercial	4,133	5,857	1,163	4,270	39	4,596	134
Real estate:
Commercial	9,168	9,967	660	10,227	34	11,054	101
Residential	3,379	3,566	275	3,179	5	3,186	7
Consumer	81	81	17	90		104

Total	$16,761	$19,471	$2,115	$17,766	$78	$18,940	$242

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				For the Year Ended
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$4,978	$9,474		$5,824
Real estate:
Commercial	10,496	13,352		10,095
Residential	3,004	3,437		2,614
Consumer	90	90		95

Total	18,568	26,353		18,628

With an allowance recorded:
Commercial	2,200	2,200	$1,500	2,182	$95
Real estate:
Commercial	1,394	1,394	300	1,409	76
Residential	784	784	224	672	13
Consumer

Total	4,378	4,378	2,024	4,263	184

Commercial	7,178	11,674	1,500	8,006	95
Real estate:
Commercial	11,890	14,746	300	11,504	76
Residential	3,788	4,221	224	3,286	13
Consumer	90	90		95

Total	$22,946	$30,731	$2,024	$22,891	$184

				This Quarter		Year-to-Date
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$305	$305		$82		$213
Real estate:
Commercial	267	267		293		289
Residential	1,621	1,621		1,552		1,217
Consumer	99	99		85		75

Total	2,292	2,292		2,012		1,794

With an allowance recorded:
Commercial	2,064	2,064	$1,464	3,226	$70	1,440	$82
Real estate:
Commercial	1,424	1,424	300	1,396	19	1,435	57
Residential	599	599	195	372	4	943	10
Consumer

Total	4,087	4,087	1,959	4,994	93	3,818	149

Commercial	2,369	2,369	1,464	3,308	70	1,653	82
Real estate:
Commercial	1,691	1,691	300	1,689	19	1,724	57
Residential	2,220	2,220	195	1,924	4	2,160	10
Consumer	99	99		85		75

Total	$6,379	$6,379	$1,959	$7,006	$93	$5,612	$149

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,500 at September 30, 2014, $2,487 at December 31, 2013 and $344 at September 30, 2013.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered generally fall within the following categories:

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

There was one loan modified as a troubled debt restructuring for the nine months ended September 30, 2014 in the amount of $2,500. There were no new loans modified as troubled debt restructurings for the nine months ended September 30, 2013. During the three and nine months ended September 30, 2014 and 2013, there were no defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at September 30, 2014, and December 31, 2013 are summarized as follows:

	September 30,	December 31,
	2014	2013
Other real estate owned	$840	$648
Investment in residential housing program	3,021	3,211
Mortgage servicing rights	824	880
Bank owned life insurance	29,790	29,198
Restricted equity securities	4,078	4,102
Other assets	12,924	9,949

Total	$51,477	$47,988

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

Investment securities: The fair values of U.S. Treasury securities and marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2014 and December 31, 2013.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value Measurement Using
September 30, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$48,061	$48,061
U.S. Government-sponsored enterprises	101,252		$101,252
State and Municipals:
Taxable	17,236		17,236
Tax-exempt	94,106		94,106
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	39,511		39,511
U.S. Government-sponsored enterprises	50,659		50,659
Common equity securities

Total	$350,825	$48,061	$302,764

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	113,045		113,045
State and Municipals:
Taxable	16,698		16,698
Tax-exempt	98,081		98,081
Corporate debt securities	4,387		4,387
Mortgage-backed securities:
U.S. Government agencies	20,433		20,433
U.S. Government-sponsored enterprises	45,974		45,974
Common equity securities	1,097	$1,097

Total	$299,715	$1,097	$298,618

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value Measurement Using
September 30, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,826			$1,826
Other real estate owned	$285			$285

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,354			$2,354
Other real estate owned	$437			$437

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$1,826	Appraisal of collateral	Appraisal adjustments	2.6% to 74.0% (22.9%)
			Liquidation expenses	3.0% to 6.0% (5.6%)
Other real estate owned	$285	Appraisal of collateral	Appraisal adjustments	17.0% to 24.0% (20.7%)
			Liquidation expenses	3.0% to 6.0% (4.4%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,354	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)
Other real estate owned	$437	Appraisal of collateral	Appraisal adjustments	17.0% to 24.0% (20.7%)
			Liquidation expenses	3.0% to 6.0% (4.4%)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

The carrying and fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
September 30, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$34,211	$34,211	$34,211
Investment securities:
Available-for-sale	350,825	350,825	$48,061	$302,764
Held-to-maturity	15,264	15,516		15,516
Loans held for sale	2,961	2,961		2,961
Net loans	1,169,771	1,179,677			1,179,677
Accrued interest receivable	5,381	5,381		5,381
Mortgage servicing rights	824	1,440		1,440
Restricted equity securities	4,078	4,078		4,078
Financial liabilities:
Deposits	$1,425,628	$1,427,110		1,427,110
Short-term borrowings	6,514	6,514		6,514
Long-term debt	34,020	35,577		35,577
Accrued interest payable	597	597		597

			Fair Value Hierarchy
December 31, 2013	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$51,310	$51,310	$51,310
Investment securities:
Available-for-sale	299,715	299,715	$1,097	$298,618
Held-to-maturity	17,295	17,175		17,175
Loans held for sale	1,757	1,757		1,757
Net loans	1,167,966	1,180,387			$1,180,387
Accrued interest receivable	5,866	5,866		5,866
Mortgage servicing rights	880	1,440		1,440
Restricted equity securities	4,102	4,102		4,102
Financial liabilities:
Deposits	$1,379,507	$1,381,946		1,381,946
Short-term borrowings	22,052	22,052		22,052
Long-term debt	36,743	37,468		37,468
Accrued interest payable	723	723		723

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”), a Retirement Profit Sharing 401(k) Plan, an Employees’ Pension Plan, which is currently frozen, a supplemental executive defined benefit plan (currently frozen), a supplemental executive defined contribution plan, non-qualified supplemental executive retirement plans (“SERP”), a Postretirement Life Insurance Plan, which was curtailed in 2013, and a Long-Term Incentive Plan. For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $581 and $1,744 in 2014 and $378 and $1,135 in 2013 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Life Insurance Benefits
Three months ended September 30,	2014	2013		2014	2013
Net periodic pension cost:
Service cost					$11
Interest cost	$169		$162		33
Expected return on plan assets	(227)		(207)
Amortization of prior service cost
Amortization of unrecognized net loss	23		45		28

Net periodic pension cost	$(35)	$			$72

	Pension Benefits			Postretirement Life Insurance Benefits
Nine months ended September 30,	2014	2013		2014	2013
Net periodic pension cost:
Service cost					$32
Interest cost	$507		$485		100
Expected return on plan assets	(681)		(620)
Amortization of prior service cost
Amortization of unrecognized net loss	69		135		86

Net periodic pension cost	$(105)	$			$218

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to timely and efficiently integrate the operations of the former Penseco Financial Services Corporation, and to achieve the intended benefits of the merger with Penseco Financial Services Corporation; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and in reports we file with the Securities and Exchange Commission from time to time.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Operating Environment:

Fiscal policy enacted by the Federal Open Market Committee (“FOMC”) during the third quarter of 2014 was limited to continuing the tapering of investment purchases employed in its quantitative easing initiatives. The FOMC is scheduled to conclude this latest initiative in October 2014. Economic growth as measured by the gross domestic product (“GDP”), the value of all goods and services produced in the U.S., is expected to decrease in the third quarter of 2014 compared to the level experienced in the prior quarter. The GDP is expected to grow 3.0% in the third quarter of 2014, a decrease from the growth of 4.6% in the second quarter of 2014. If these estimates are accurate, this may point to an improving economy. There was concern that the strong second quarter GDP growth was the result of nothing more than the economy playing catch up after a negative GDP reading in the first quarter of 2014, which was caused by the tough winter experienced in much of the Country. The latest monthly employment figures released by the Bureau of Labor Statistics indicate strong job creation during 2014. Based on preliminary September 2014 numbers of 248,000 jobs being created, the economy is creating 227,000 jobs per month on average in 2014. The current growth rate is more than sufficient to satisfy an estimated 90,000 to 125,000 new entrants to the job market each month and the estimated 150,000 to 200,000 jobs estimated to be needed in order to improve the unemployment rate. This is further evidenced by the drop in the unemployment rate to 5.9% at quarter-end from 7.2% one year earlier. With regard to inflation, rising food and energy costs caused the price index for gross domestic purchases, a measure of prices paid by United States residents, to remain at 1.7% for the most recent reporting month of September 2014, slightly below the 2.0% rate targeted by the Federal Reserve. Current food and energy prices continue to aid other consumer spending and if sustained, may contribute to job gains and support GDP growth going forward.

Review of Financial Position:

Total assets increased $36,557, or at an annual rate of 2.9% to $1,724,778 at September 30, 2014, from $1,688,221 at December 31, 2013. For the nine months ended September 30, 2014, total assets averaged $1,711,096, an increase of $787,860 from $923,236 for the same period of 2013, primarily due to the merger. The balance sheet growth during 2014 was driven by increases in total deposits of $46,121, an annual growth rate of 4.5%. Noninterest-bearing deposits increased $22,337, while interest-bearing deposits increased $23,784. Loans, net increased to $1,179,942 at September 30, 2014, compared to $1,176,617 at December 31, 2013. Total stockholders’ equity increased $7,277 or at an annual rate of 4.1%, from $238,792 at year-end 2013 to $246,069 at September 30, 2014. For the third quarter of 2014, total assets decreased $6,328 while loans, net and deposits increased $95 and $2,826.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $350,825 at September 30, 2014, an increase of $51,110, or 17.1% from $299,715 at December 31, 2013. The increase resulted primarily from the purchase of U.S. Treasury securities and collateralized mortgage obligations. Investment securities held-to-maturity totaled $15,264 at September 30, 2014, a decrease of $2,031 or 11.7% from $17,295 at December 31, 2013 due to payments received from mortgage backed holdings. For the three months ended September 30, 2014, total investments increased $37,851 consisting of an increase of $38,502 in available-for-sale securities and a decrease of $651 in held-to-maturity securities.

For the nine months ended September 30, 2014, the investment portfolio averaged $331,211, an increase of $158,387 compared to $172,824 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 56 basis points to 2.70% for the nine months ended September 30, 2014, from 3.26% for the comparable period of 2013. The yield decline is the result of decreasing reinvestment yields as well as an overall investment strategy aimed at shortening the duration of the investment portfolio. The tax-equivalent yield decreased from 2.77% in the second quarter of 2014 to 2.55% in the third quarter of 2014.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. The carrying value of securities at September 30, 2014, included a net unrealized gain of $4,760 reflected as a component of accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes of $1,666. This compares to a net unrealized gain of $2,810 at December 31, 2013, net of deferred income taxes of $984.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio monthly. Through active balance sheet management and analysis of the securities portfolio, we maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Payments and prepayments on loans were slightly lower than the amount of loan originations during the third quarter of 2014. As a result, loans, net increased slightly to $1,179,942 at September 30, 2014 from $1,176,617 at December 31, 2013. The marginal increase was a reflection of weak market conditions, heightened competitive forces and efforts devoted to the conversion of the loan system throughout much of the second and third quarters of 2014, as a result of the merger. The net change reflected increases in commercial real estate loans, partially offset by decreases in commercial loans, residential real estate and consumer loans. Commercial real estate loans increased $43,095, or 14.0% on an annualized basis, to $456,153 at September 30, 2014 compared to $413,058 at December 31, 2013. Commercial loans decreased $27,368, or 10.4% on an annualized basis, to $323,312 at September 30, 2014 compared to $350,680 at December 31, 2013.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Slow improvement in labor markets, coupled with higher food and energy prices, have hampered consumer purchasing power throughout the third quarter of 2014. Additionally, weakness in real estate markets have further cut into the wealth of consumers. Residential real estate loans decreased $6,980, or 2.9% on an annualized basis, to $315,082 at September 30, 2014 compared to $322,062 at December 31, 2013 while consumer loans decreased $5,422, or 8.0% on an annualized basis, to $85,395 at September 30, 2014 compared to $90,817 at December 31, 2013.

For the nine months ended September 30, 2014, loans, net averaged $1,184,393, an increase of $543,393 compared to $641,000 for the same period of 2013, primarily due to the merger. The tax-equivalent yield on the loan portfolio was 4.91% for the nine months ended September 30, 2014, a 2 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio increased 18 basis points to 4.89% in the third quarter of 2014 from 4.71% in the second quarter of 2014. Adjusting for the recognition of accretion on loans acquired in the merger, the increase was 20 basis points comparing the second and third quarters of 2014.

For the third quarter of 2014, loans, net increased $95. Increases in commercial real estate loans of $16,211 and consumer loans of $452 were almost entirely offset by decreases in commercial loans of $13,721 and residential mortgage loans of $2,847.

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

Unused commitments at September 30, 2014, totaled $235,071, consisting of $201,683 in unfunded commitments of existing loan facilities and $33,388 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2013, totaled $303,309, consisting of $273,395 in unfunded commitments of existing loans and $29,914 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2014 and 2013, are summarized as follows:

	September 30, 2014	September 30, 2013
United States	5.9%	7.2%
Pennsylvania (statewide)	4.9%	6.8%
Lackawanna county	7.3%	8.1%
Luzerne county	7.4%	8.5%
Monroe county	7.5%	8.9%
Susquehanna county	4.9%	5.8%
Wayne county	5.1%	6.3%
Wyoming county	6.7%	7.9%
New York (statewide)	5.6%	7.4%
Broome county	6.4%	7.4%

The employment conditions improved for the Nation, Pennsylvania, New York as well as all seven counties representing our market areas in Pennsylvania and New York from one year ago. Despite the overall improvements, employment conditions continued to be weak as unemployment rates remained elevated relative to historical levels.

Our asset quality improved in the third quarter of 2014. Nonperforming assets decreased $6,337 or 32.6% to $13,119 at September 30, 2014, from $19,456 at December 31, 2013. We experienced an increase in other real estate owned, which was more than offset by declines in nonaccrual and restructured loans and accruing loans past due 90 days or more. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 1.11% at September 30, 2014 compared to 1.65% at December 31, 2013.

Loans on nonaccrual status decreased $3,542 to $11,324 at September 30, 2014 from $14,866 at December 31, 2013. The majority of the decrease from year end was due to a decrease of $2,506 in commercial real estate loans and a decrease of $618 in residential real estate loans on nonaccrual status. Commercial and retail consumer loans on nonaccrual status decreased $418. Other real estate owned increased $192 to $840 at September 30, 2014 from $648 at December 31, 2013.

For the three months ended September 30, 2014, nonperforming assets improved to $13,119, a decrease of $2,816 from $15,935 at June 30, 2014. Decreases in nonaccrual loans of $2,292 and accruing loans past due 90 days or more of $738 more than offset a $214 increase in other real estate owned.

Generally, maintaining a high loan to deposit ratio allows us to improve profitability. However, this objective is superseded by our attempts to assure that asset quality remains strong. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

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

The allowance for loan losses increased $1,520 to $10,171 at September 30, 2014, from $8,651 at the end of 2013. For the nine months ended September 30, 2014, net charge-offs were $1,204 or 0.14% of average loans outstanding, an $800 increase compared to $404 or 0.08% of average loans outstanding in the same period of 2013. Net charge-offs were $117 or 0.04% of average loans outstanding in the third quarter of 2014, a $89 decrease compared to $206 or 0.13% of average loans outstanding in the third quarter of 2013.

Deposits:

Deposits are attracted within our primary market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. During the nine months ended September 30, 2014, total deposits increased $46,121, or 4.5% on an annualized basis, to $1,425,628 from $1,379,507 at December 31, 2013. Interest-bearing checking deposits, including NOW and money market accounts, increased $30,971, or 9.8% on an annualized basis, to $455,528 at September 30, 2014, compared to $424,557 at December 31, 2013. Savings deposits increased $10,766, or 3.9% on an annualized basis, to $382,867 at September 30, 2014, compared to $372,101 at December 31, 2013. Demand deposits, increased $22,337, or 10.7% on an annualized basis, to $302,279 at September 30, 2014, compared to $279,942 at December 31, 2013. Time deposits less than $100 increased $17,579, or 14.0% on an annualized basis, to $185,664 at September 30, 2014, compared to $168,085 at December 31, 2013 while time deposits of $100 or more decreased $35,532, or 35.2% on an annualized basis, to $99,290 at September 30, 2014, compared to $134,822 at December 31, 2013.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended September 30, 2014, total deposits increased $2,826 or 0.8% on an annualized basis. Growth in interest-bearing and noninterest-bearing demand deposits, as well as savings deposits, more than offset declines in time deposits less than $100 and time deposits of $100 or more.

For the nine months ended September 30, interest-bearing deposits averaged $1,118,101 in 2014 compared to $583,384 in 2013, due primarily to the merger. The cost of interest-bearing deposits was 0.49% in 2014 compared to 0.45% for the same period last year. The overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.58% in 2014 compared to 0.63% in 2013. The cost of interest-bearing liabilities decreased 3 basis points to 0.56% comparing the second and third quarters of 2014.

Interest rates have been at historic lows for an extended period. Short term and core deposit rates have remained flat. As such, deposits have been attracted by offering rates on longer term time deposit products and core savings accounts which are higher than other investment alternatives available to customers elsewhere in the market place.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2014, totaled $6,514 compared to $22,052 at December 31, 2013, a decrease of $15,538, or 70.5%. Long-term debt was $34,020 at September 30, 2014, compared to $36,743 at year end 2013. The reduction was a product of monthly contractual amortized payments made during the nine months ended September 30, 2014.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

As a result of economic uncertainty and a prolonged era of historically low market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

The ALCO, comprised of members of our Board of Directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio of less than 1.0. A positive gap implies that earnings will be impacted favorably if interest rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.90% at September 30, 2014. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at September 30, 2014, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2014, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2014 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2014. Our noncore funds at September 30, 2014, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2014, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 6.8%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 1.2%. Comparatively, our overall noncore dependence ratio improved from year-end 2013 when it was 10.0%. Similarly, our net short-term noncore funding dependence ratio was 4.1% at year-end, indicating that our reliance on noncore funds has decreased. The decrease in noncore funding reliance resulted primarily from an increase in core deposits.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $17,099 during the nine months ended September 30, 2014. Cash and cash equivalents decreased $19,522 for the same period last year. For the nine months ended September 30, 2014, net cash inflows of $21,463 from financing activities and $14,902 from operating activities were more than offset by a $53,464 net cash outflow from investing activities. For the same period of 2013, net cash inflows of $12,139 from operating activities were more than offset by net cash outflows of $25,580 from investing activities and $6,081 from operating activities

Financing activities provided net cash of $21,463 for the nine months ended September 30, 2014, and used net cash of $6,081 for the corresponding nine months of 2013. Deposit gathering is our predominant financing activity. During the nine months ended September 30, 2014, deposit gathering accelerated compared to the same period last year. The net increase in deposits totaled $46,939 in the nine months ended September 30, 2014. Comparatively, deposit gathering provided net cash of $6,352 for the same period of 2013. We continued to attract deposits from new and existing customers, including municipalities and school districts, as well as deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.

Operating activities provided net cash of $14,902 for the nine months ended September 30, 2014, and $12,139 for the corresponding nine months of 2013. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $53,464 for the nine months ended September 30, 2014, compared to $25,580 for the same period of 2013. In 2014, an increase in investment portfolio activities was the primary factor causing the net cash outflow from investing activities. Comparatively, an increase in lending activities was the predominant factor causing the net cash outflow from investing activities in 2013.

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

Capital:

Stockholders’ equity totaled $246,069 or $32.60 per share at September 30, 2014, compared to $238,792 or $31.62 per share at December 31, 2013. Net income of $13,265 for the nine months ended September 30, 2014 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $7,021, common stock repurchases, including the retirement of outstanding stock options, of $165, common stock issuances of $39, shares retired of $109, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $1,268.

Dividends declared equaled $0.93 per share in 2014 and 2013. The dividend payout ratio was 52.8% for the nine months ended September 30, 2014 and 2013. The Merger Agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

We attempt to assure capital adequacy by monitoring our current and projected capital positions to support future growth, while providing stockholders with an attractive long-term appreciation of their investments. According to bank regulation, at a minimum, banks must maintain a Tier 1 capital to risk-adjusted assets ratio of 4.0 percent and a total capital to risk-adjusted assets ratio of 8.0 percent. Additionally, banks must maintain a leverage ratio, defined as Tier 1 capital to total average assets less intangibles, of 3.0 percent. The minimum leverage ratio of 3.0 percent only applies to institutions with a composite rating of 1 under the Uniform Interagency Bank Rating System that are not anticipating or experiencing significant growth and have well-diversified risk. An additional 100 to 200 basis points are required for all but these most highly-rated institutions. Our minimum Leverage ratio was 4.0 percent at September 30, 2014 and December 31, 2013. If an institution is deemed to be undercapitalized under these standards, banking law prescribes an increasing amount of regulatory intervention, including the required institution of a capital restoration plan and restrictions on the growth of assets, branches or lines of business. Further restrictions are applied to significantly or critically undercapitalized institutions, including restrictions on interest payable on accounts, dismissal of management and appointment of a receiver. For well capitalized institutions, banking law provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe and unsound practices or receives a less than satisfactory examination report rating.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2014, the Bank’s Tier 1 capital to total average assets was 10.24% as compared to 9.72% at December 31, 2013. The Bank’s Tier 1 capital to risk weighted asset ratio was 14.13% and the total capital to risk weighted asset ratio was 14.98% at September 30, 2014. These ratios were 13.02% and 13.69% at December 31, 2013. The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2014.

Review of Financial Performance:

Net income for the third quarter of 2014 equaled $5,236 or $0.70 per share compared to $2,486 or $0.56 per share for the third quarter of 2013. The results for the three months ended September 30, 2014, included pre-tax merger related expenses of $109. The comparable results in 2013 included pre-tax merger related expenses of $220. Per share data for 2013 are restated to reflect the merger exchange rates of 1.3636 shares. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.20% for the third quarter of 2014 compared to 1.07% for the same period of 2013. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.49% for the third quarter of 2014 compared to 7.37% for the third quarter of 2013. Net income for the nine months ended September 30, 2014 equaled $13,265 or $1.76 per share compared to $7,851 or $1.76 per share for the same period of 2013. The results for the nine months ended September 30, 2014, include pre-tax merger related expenses of approximately $1,725 compared to $225 for the same period in 2013. Our ROA and ROE were 1.04% and 7.37% through nine months in 2014 compared to 1.14% and 7.84% for the same period of 2013. The merger between Peoples and Penseco was accounted for as a reverse acquisition of Peoples by Penseco. As a result of the reverse merger, Peoples is the legal acquirer and Penseco is the accounting acquirer. In a reverse merger the historical financial statements are those of the accounting acquirer. Accordingly the earnings increase was primarily a result of adhering to the accounting treatment that requires the inclusion of results of operations of both Peoples and Penseco for the three and nine month periods ended September 30, 2014, compared to Penseco on a standalone basis for same period last year.

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

For the three months ended September 30, 2014, tax-equivalent net interest income increased $6,956 to $15,240 in 2014 from $8,284 in 2013. The net interest spread decreased to 3.69% for the three months ended September 30, 2014 from 3.72% for the three months ended September 30, 2013. The tax-equivalent net interest margin decreased to 3.84% for the third quarter of 2014 from 3.88% for the comparable period of 2013. Loan accretion included in loan interest income in the third quarter of 2014 related to loans acquired in the fourth quarter of 2013 was $469, resulting in an increase in the tax-equivalent net interest margin of 12 basis points. The tax-equivalent net interest margin for the second quarter of 2014 was 3.73%, which included 14 basis points related to accretion on acquired loans. The yield curve continued to be relatively steep during 2014 as the Federal Reserve has maintained lower overnight and discount rates. Since deposit rates are affected by the short end of the yield curve and loan and securities rates tend to follow the long end of the yield curve, the continuation of the current interest rate environment may assist us in maintaining a stable net interest margin in the future.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $7,646, to $16,882 in 2014 as compared to $9,236 in 2013. The increase was primarily due to the growth in average earning assets which increased $730,237, to $1,576,582 for the third quarter of 2014 from $846,345 for the same period in 2013, primarily as a result of the merger. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 8 basis points for the three months ended September 30, 2014 at 4.25% as compared to 4.33% for the three months ended September 30, 2013. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans increased 13 basis points for the third quarter of 2014 to 4.89% from 4.76% for the third quarter of 2013. Average loans increased to $1,184,102 for the quarter ended September 30, 2014 compared to $650,808 for the same period in 2013. The resulting tax-equivalent interest earned on loans was $14,591 for the three month period ended September 30, 2014 compared to $7,813 for the same period in 2013, an increase of $6,778.

Total interest expense increased $690, to $1,642 for the three months ended September 30, 2014 from $952 for the three months ended September 30, 2013. This increase was attributable to the increase in the average volume of interest bearing liabilities comparing the three months ended September 30, 2014 and 2013. Average interest bearing liabilities increased $546,325, to $1,169,936 in the third quarter of 2014 from $623,611 for the same period in 2013. The cost of funds decreased to 0.56% for the three months ended September 30, 2014 as compared to 0.61% for the same period in 2013. We continue to offer an above market rate on our certificate of savings account, which has attracted money that customers are not willing to invest elsewhere and has contributed to our continued growth.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the nine months ended September 30, tax-equivalent net interest income increased $20,251 to $45,241 in 2014 from $24,990 in 2013. The net interest spread decreased to 3.73% for the nine months ended September 30, 2014 from 3.78% for the nine months ended September 30, 2013. The tax-equivalent net interest margin for the nine months ended September 30 was 3.88% in 2014 compared to 3.94% in 2013. Loan accretion included in loan interest income in the nine months ended September 30, 2014 related to loans acquired in the fourth quarter of 2013 was $1,900, resulting in an increase in the tax-equivalent net interest margin of 20 basis points.

For the nine months ended September 30, tax-equivalent interest income increased $22,361, to $50,297 in 2014 from $27,936 in 2013. The increase was primarily due to the growth in average earning assets which increased $710,854 to $1,558,528 in 2014 from $847,674 for the same period in 2013. The yield on earning assets, on a tax-equivalent basis, decreased for the nine months ended September 30, 2014 to 4.31% as compared to 4.41% in 2013. The tax-equivalent yield earned on loans decreased 2 basis points through the third quarter of 2014 to 4.91% from 4.93% for the same period of 2013. Average loans increased $543,393, to $1,184,393 for the nine months ended September 30, 2014 compared to $641,000 for the same period in 2013. The resulting tax-equivalent interest earned on loans was $43,507 for the nine month period ended September 30, 2014 compared to $23,652 for the same period in 2013, an increase of $19,855. The tax-equivalent yield earned on investments decreased 56 basis points for the nine months of 2014 to 2.70% from 3.26% for the same period of 2013. Average investments increased to $331,211 for the nine months ended September 30, 2014 compared to $172,824 for the same period in 2013. The resulting tax-equivalent interest earned on investments was $6,697 for the nine month period ended September 30, 2014 compared to $4,216 for the same period in 2013, an increase of $2,481.

Total interest expense increased $2,110, to $5,056 for the nine months ended September 30, 2014 compared to $2,946 at September 30, 2013. The increase was the result of an increase in the average volume of interest bearing liabilities comparing the nine months ended September 30, 2014 and 2013. Average interest bearing liabilities increased to $1,169,674 for the nine months ended September 30, 2014 compared to $629,260 at September 30, 2013. The increase in average interest bearing liabilities more than offset a favorable rate variance as the cost of funds decreased to 0.58% for the nine months ended September 30, 2014 as compared to 0.63% for the same period in 2013.

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

	Nine months ended
	September 2014			September 2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$1,116,432	$41,035	4.91%	$589,119	$21,819	4.95%
Tax exempt	67,961	2,472	4.86	51,881	1,833	4.72
Investments
Taxable	231,457	2,909	1.68	111,168	1,296	1.56
Tax exempt	99,754	3,788	5.08	61,656	2,920	6.33
Interest bearing deposits	5,843	29	0.66	33,850	68	0.27
Federal funds sold	37,081	64	0.23

Total earning assets	1,558,528	50,297	4.31%	847,674	27,936	4.41%
Less: allowance for loan losses	9,162			7,160
Other assets	161,730			82,722

Total assets	$1,711,096			$923,236

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	213,230	596	0.37%	173,030	304	0.23%
NOW accounts	225,328	577	0.34	106,634	159	0.20
Savings accounts	374,351	770	0.28	129,414	58	0.06
Time deposits less than $100	211,966	1,542	0.97	90,912	663	0.98
Time deposits $100 or more	93,226	640	0.92	83,394	784	1.26
Short term borrowings	16,160	67	0.55	8,183	16	0.26
Long-term debt	35,413	864	3.26	37,693	962	3.41

Total interest bearing liabilities	1,169,674	5,056	0.58%	629,260	2,946	0.63%
Non-interest bearing demand deposits	288,786			147,099
Other liabilities	12,143			13,002
Stockholders’ equity	240,493			133,875

Total liabilities and stockholders’ equity	$1,711,096			$923,236

Net interest income/spread		$45,241	3.73%		$24,990	3.78%

Net interest margin			3.88%			3.94%
Tax-equivalent adjustments:
Loans		$865			$623
Investments		1,326			993

Total adjustments		$2,191			$1,616

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2014.

For the three and nine months ended September 30, 2014, the provision for loan losses totaled $666 and $2,724, compared to $525 and $1,325 for those same periods in 2013. The increase in the quarter-to-date and year-to-date provisions comparing 2014 and 2013 reflect a higher volume and concentration of commercial real estate loans in the portfolio, as well as continued weakness in the economic environment.

Noninterest Income:

Noninterest income for the third quarter increased $1,353 or 44.7% to $4,380 in 2014 from $3,027 in 2013. For the nine months ended September 30, 2014, noninterest income totaled $11,718, an increase of $2,808 or 31.5% from $8,910 for the comparable period of 2013. Service charges, fees and commissions increased $1,389 or 40.5% to $4,815 through nine months in 2014 from $3,426 for the same period in 2013. The increase is attributable primarily to the merger. Income generated from commissions and fees on fiduciary activities increased $409 to $1,690 for the nine months ended September 30, 2014 in comparison to $1,281 for the same period in 2013 due to an increase in the fee structure implemented in the second half of 2013. Income generated from our wealth management division increased $249 to $569 through the third quarter of 2014 in comparison to $320 over that same period in 2013. Life insurance investment income increased $209 or 58.7% to $565 for the nine months ended September 30, 2014 from $356 for the same period in 2013. This increase is again attributable primarily to the merger as both companies carried bank owned life insurance covering their employees. Merchant services income decreased $339 to $2,784 for the nine months ended September 30, 2014 from $3,123 for the same period last year as a result of lower transaction volumes and a decrease in the number of merchant accounts serviced. Gains from the sale of investment securities available-for-sale totaled $861 for the nine months ended September 30, 2014 compared to $158 for the same period in 2013 as we took advantage of opportunities to sell longer term investments at higher yields and reinvest those funds at shorter durations. Cash flows from the investment portfolio will be utilized to fund loan demand.

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

For the third quarter, noninterest expense increased $3,719 or 50.5% to $11,084 in 2014 from $7,365 in 2013. For the nine months ended September 30, 2014, noninterest expense increased $13,264 or 62.1% to $34,610 in 2014 from $21,346 in 2013. Personnel costs increased 42.9%, net occupancy and equipment costs increased 178.0% and other expenses increased by 43.7% comparing year-to-date 2014 and 2013.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $4,754 for the third quarter of 2014, an increase of $1,414 or 42.3% when compared to the third quarter of 2013. Salaries and employee benefits expense totaled $14,883 for the nine months ended September 30, 2014 compared to $10,415 for the same period of 2013. The $4,468 or 42.9% increase was a result of comparing the staffing expense of the merged company to that of the standalone accounting acquirer. Also included in the 2014 total were payments of $301 representing stock appreciation rights settled in cash and conversion bonuses totaling $315 settled in cash.

Merchant services expense decreased $78 or 10.5% to $662 for the three months ended September 30, 2014 from $740 for the same period in 2013. Merchant services expense decreased $225 or 11.6% to $1,722 for the nine months ended September 30, 2014 from $1,947 for the year earlier period. Both the quarterly and nine month results were a product of lower transaction volumes and a decrease in the number of college book store merchant accounts serviced.

We experienced a $1,335 or 194.9% increase in net occupancy and equipment expense comparing the third quarters of 2014 at $2,020 and 2013 at $685. Net occupancy and equipment expense increased $3,893 or 178.1% comparing the nine months ended September 30, 2014 and 2013 at $6,080 and $2,187. In addition to increases related to the combined entity, increased depreciation expense and other costs related to equipment and computer systems caused the increase between comparable periods.

For the third quarter, other expenses increased $880 or 37.9% to $3,205 from $2,325 comparing 2014 to 2013. For the nine months ended September 30, 2014, other expenses increased $2,793 or 43.7% to $9,190 as compared to $6,397 for the same period of 2013. This increase was the result of comparing the combined company in 2014 to Penseco only for the comparable period in 2013.

Acquisition related expenses incurred in the third quarter of 2014 totaled $109. For the nine months ended September 30, 2014, acquisition related expenses totaled $1,725.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Income Taxes:

We recorded income tax expense of $1,944 or 27.1% of pre-tax income, and $392 or 13.6% of pre-tax income for the quarters ended September 30, 2014 and 2013. We recorded income tax expense of $4,169 or 23.9% of pre-tax income, and $1,762 or 18.3% of pre-tax income for the nine months ended September 30, 2014 and 2013. The higher effective tax rate for the quarter and nine months ended September 30, 2014 is due to proportionately lower ratio of tax exempt interest income to total income when compared to those same periods in 2013.

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2014, based on our simulation model, is summarized as follows:

	September 30, 2014 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	4.9%	(40%)	2.2%	(45%)
+300	4.1%	(30%)	2.7%	(35%)
+200	2.7%	(20%)	2.3%	(25%)
+100	1.3%	(10%)	1.9%	(15%)
Static
-100	(2.4%)	(10%)	(9.9%)	(15%)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2014, would increase slightly at 1.3% percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2013.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2014, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company in 2014 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Peoples Financial Services Corp.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2014, the Board of Directors authorized the repurchase of 370,000 shares of the Company’s common stock. The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the months for the quarter ended September 30, 2014. At September 30, 2014, there were 368,200 shares available for repurchase under the 2014 Stock Repurchase Program with an expiration date of December 31, 2014.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
MONTH
July 1, 2014 – July 31, 2014				368,200
August, 2014 – August 31, 2014				368,200
September 1, 2014 – September 30, 2014				368,200

Total

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

Peoples Financial Services Corp.
(Registrant)

Date: November 7, 2014	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	50

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	51

32	CEO and CFO Certifications Pursuant to Section 1350.	52

101	The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.