Form 10-K
period 2014-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2015-03-16
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36388

Peoples Financial Services Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

150 North Washington Avenue,

Scranton, PA 18503

(Address of principal executive offices) (Zip Code)

(570) 346-7741

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $2.00 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $355,228,133 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 27, 2015 was 7,548,358

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2015 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10K

For the Year Ended December 31, 2014

-i-

Cautionary Note Regarding Forward-Looking Statements.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its direct and indirect subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

The ability of Peoples Financial Services Corp. to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause actual results of Peoples Financial Services Corp. to differ materially from those in the forward-looking statements include, but are not limited to: the ability to achieve the intended benefits of the merger with Penseco Financial Services Corporation; changes in interest rates; economic conditions, particularly in the Peoples Financial Services Corp. market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in the Peoples Financial Services Corp. market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

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

Market Areas

Our principal market area consists of Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties in Pennsylvania and Broome County in New York. In addition, parts of Bradford County in Pennsylvania that borders Susquehanna and Wyoming Counties are also considered part of the market area.

Specifically, our market area is situated between:

•	Binghamton, Broome County, New York, located to the north; and

•	Bethlehem, Lehigh County, Pennsylvania, to the south.

Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or Lackawanna County, Pennsylvania. The southern part of Susquehanna County tends to gravitate south for both employment and shopping, while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Approximately half of our offices are located in and around Scranton, the largest city in Lackawanna County with the remaining offices located in counties that would be considered sparsely populated, as they are made up of many small towns and villages. Peoples entered into the Lehigh County market during the fourth quarter of 2014. This market has a greater population than the other counties served with Bethlehem being the second largest city within Lehigh County.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2014, our regulatory limit on loans to one borrower was $27.4 million.

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

We provide a comprehensive array of wealth management products and services through Peoples Advisors, LLC to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; estate planning; annuities; business succession planning; insurances; education funding strategies, and tax planning.

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

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from Peoples Bank. Both federal and state laws impose restrictions on our ability and the ability of Peoples Bank to pay dividends. Under such restrictions, Peoples Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividends unless Peoples Bank’s surplus would not be reduced by the payment of the dividend. Pennsylvania law requires that each year Peoples Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings to maintain the surplus funds equal 100 percent of our capital stock. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

Pennsylvania Law

As a Pennsylvania incorporated bank holding company, Peoples is subject to various restrictions on its activities as set forth in Pennsylvania law. This is in addition to those restrictions set forth in federal law. Under Pennsylvania law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Pennsylvania must obtain permission from the Department of Banking.

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

Criminal penalties are increased to $1 million per violation and may be up to $5 million for continuing violations or for the actual amount of gain or loss. These penalties may be combined with prison sentences of up to five years. These penalties are subject to adjustment in accordance with inflation adjustment procedures prescribed under applicable law.

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

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2014, based on the most recent notification from the FDIC. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

Beginning January 1, 2015, all insured depository institutions must incorporate the revised regulatory capital requirements (see Supervision and Regulatory — Regulatory Capital Changes) into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

FDICIA generally prohibits a depository institution from making any capital distributions including payment of a cash dividend or paying any management fees to its holding company, if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized.

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

Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4.00% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. At December 31, 2014, Peoples met both requirements with Tier 1 and Total capital ratios of 14.75% and 15.61%. In addition to risk-based capital, banks and bank holding companies are required to maintain a minimum amount of Tier 1 capital to total assets, referred to as the Leverage capital ratio, of at least 4.00%. At December 31, 2014, Peoples’ Leverage ratio was 10.76%.

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

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule. On January 30, 2015, Peoples Board of Directors adopted a resolution to “opt-out” of the inclusion of the components of AOCI in regulatory capital.

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

If Peoples was subject to the final rules in 2014, its ratio of common equity tier 1 capital to risk-weighted assets would be 14.75%; its ratio of tier 1 capital to risk-weighted assets would be 14.75%; its ratio of total capital to risk-weighted assets would be 15.61%; and its Leverage ratio would be 10.76%.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators authority to take control of and liquidate financial firms. Dodd-Frank additionally created an independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on our business operations as its provisions take effect. It is expected that, as various implementing rules and regulations continue to be released, they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that affect us or are likely to affect us are the following:

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

Deposit Insurance

Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio reaches 1.50% of insured deposits. In lieu of the dividend payments, the FDIC has adopted progressively lower assessment rate schedules that become effective when the reserve ratio exceeds 2.0% and 2.5%. exceeds certain thresholds. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Limits on Interchange Fees

Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued its final rule, Regulation II, effective October 1, 2011. Consistent with Dodd-Frank, issuers with less than $10 billion in assets, like us, are exempt from debit card interchange fee standards.

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

Employees

As of December 31, 2014, we had 354 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principle component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent totaled $9.5 million on December 31, 2014. Our non-performing assets were approximately $10.9 million on December 31, 2014, including $2.8 million of loans acquired as part of the merger net of the remaining credit adjustment of $2.6 million. Our allowance for loan and lease losses was approximately $10.3 million on December 31, 2014.

Our emphasis on the Northeastern Pennsylvania and Southern New York market area exposes us to a risk of loss associated with the region.

At December 31, 2014, $310.7 million or 25.7%, of our loan portfolio consisted of residential mortgage loans and $493.5 million or 40.8%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania and Broome County, New York. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2014, approximately 67.2% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The determination of the allowance for loan and lease losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If conditions in our regional real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, we expect that the current economy will negatively impact our market areas and that we could experience higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

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

At December 31, 2014, we had approximately $339.6 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2014, our available-for-sale securities had an unrealized gain, net of taxes, of $4.1 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2014, the market value of our shares exceeded the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2014, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. A worsening of economic conditions may impact our results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain noninterest-bearing deposits in the range of 15.0% to 30.0% of total deposits and, as of December 31, 2014, approximately 22.0% of our deposits were noninterest bearing.

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

We currently operate 26 branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

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

At February 27, 2015, our directors and executive officers beneficially owned approximately 8.0% of our common stock. If these individuals were to act together, they could have a significant influence over the outcome of any shareholder vote.

Risks Related to Potential Future Transactions

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

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, the articles of incorporation and bylaws: classify our board of directors into three groups, so that shareholders elect only approximately one-third of the board each year; require our shareholders to give us advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders’ meeting; and require the affirmative vote of the holders of at least 75% of our common stock to approve certain business combinations that have not received the support of two-thirds of our board of directors. These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, like us, will continue to be examined for compliance with the consumer laws by their primary bank regulators. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

We operate 26 full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York. Two offices are leased and the balance are owned by Peoples Bank or its subsidiary, Penseco Realty, Inc., with the exception of the Mount Pocono Office, which is owned by Peoples Bank but is located on land occupied under a long-term lease. We have received regulatory approval for a new office in Kingston, Pennsylvania, which is expected to be operational during 2015.

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

As of February 27, 2015, there were approximately 3,242 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. The Penseco merger agreement states that, unless 80% of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information on dividend restrictions on the Company and Peoples Bank, refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2014 and 2013 are summarized in the following table:

	2014			2013
	Low	High	Dividends Declared	Low	High	Dividends Declared
First Quarter	$37.85	$42.26	$0.31	$30.05	$34.00	$0.23
Second Quarter	42.50	53.05	0.31	33.00	39.90	0.23
Third Quarter	45.99	52.52	0.31	33.50	35.50	0.23
Fourth Quarter	$44.17	$52.52	$0.31	$33.50	$39.50	$0.23

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2014:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that may yet be Purchased Under the Programs(1)
October 31, 2014
November 30, 2014
December 31, 2014

Total

(1)	On January 31, 2014, the Board of Directors authorized the purchase of up to 370,000 shares of the Company’s common stock and on January 30, 2015, the Board of Directors reauthorized such puchase.

The following line graph compares the cumulative total stockholder return on the Company’s common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Bank Stocks and the index for the Russell 2000 Stocks during the five-year period ended December 31, 2014. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Peoples Financial Services Corp.	100.00	152.24	166.55	185.27	237.22	318.56
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95

Source : SNL Financial LC,

Charlottesville, VA

©2015

Item 6.	Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2014	2013	2012	2011	2010
Condensed statements of financial performance:
Interest income	$63,956	$37,370	$37,591	$39,707	$41,745
Interest expense	6,642	4,169	5,362	7,339	8,356

Net interest income	57,314	33,201	32,229	32,368	33,389
Provision for loan losses	3,524	2,361	924	2,381	1,999

Net interest income after provision for loan losses	53,790	30,840	31,305	29,987	31,390
Noninterest income	15,251	11,762	11,441	12,619	12,152
Noninterest expense	45,933	36,396	29,099	29,041	28,689

Income before income taxes	23,108	6,206	13,647	13,565	14,853
Provision for income tax expense	5,459	485	3,058	3,034	3,287

Net income	$17,649	$5,721	$10,589	$10,531	$11,566

Condensed statements of financial position:
Investment securities	$354,251	$317,010	$177,293	$191,208	$217,044
Net loans	1,199,556	1,167,966	616,580	624,811	608,605
Other assets	187,862	203,245	124,169	109,513	91,188

Total assets	$1,741,669	$1,688,221	$918,042	$925,532	$916,837

Deposits	$1,425,558	$1,379,507	$721,948	$720,518	$691,032
Short-term borrowings	19,557	22,052	8,019	9,981	28,082
Long-term debt	33,140	36,743	45,397	58,220	68,835
Other liabilities	16,635	11,127	10,232	9,480	8,422
Stockholders’ equity	246,779	238,792	132,446	127,333	120,466

Total liabilities and stockholders’ equity	$1,741,669	$1,688,221	$918,042	$925,532	$916,837

Per share data:
Net income	$2.34	$1.21	$2.37	$2.36	$2.59
Cash dividends declared	1.24	1.23	1.23	1.23	1.23
Stockholders’ equity	$32.69	$31.62	$29.65	$28.51	$26.97
Cash dividends declared as a percentage of net income	53.03%	96.33%	51.98%	52.26%	47.59%
Average common shares outstanding	7,548,825	4,733,059	4,467,261	4,467,261	4,467,261

Selected ratios (based on average balances):
Net income as a percentage of total assets	1.03%	0.58%	1.14%	1.13%	1.30%
Net income as a percentage of stockholders’ equity	7.29	4.01	8.07	8.45	9.73
Stockholders’ equity as a percentage of total assets	14.12	14.43	14.18	13.37	13.38
Tier I capital as a percentage of adjusted total assets	10.76	10.12	11.50	10.82	10.68
Net interest income as a percentage of earning assets	3.86	3.91	4.08	4.04	4.39
Loans, net, as a percentage of deposits	84.13%	87.72%	88.69%	87.04%	89.17%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	14.75%	13.62%	16.80%	15.77%	15.30%
Total capital as a percentage of risk-weighted assets	15.61	14.29	17.96	16.87	16.42
Allowance for loan losses as a percentage of loans, net	0.85	0.74	1.11	1.06	1.06
Nonperforming loans as a percentage of loans, net	0.85%	1.60%	0.50%	0.68%	0.99%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 35.0% for the year ended December 31, 2014 and 34.0% for each of the years in the four-year period ended December 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2014 versus 2013

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2013 versus 2012 contained in this Annual Report on Form 10-K.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of allowance for loan losses, determination of other-than-temporary impairment of investment securities, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or satisfaction of loans, the valuation of deferred tax assets, the valuation of acquired assets and liabilities assumed in business combinations, and the impairment of goodwill. Actual amounts could differ from those estimates.

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

Goodwill is evaluated at least annually for impairment or more frequently if conditions indicate potential impairment exist. Any impairment losses arising from such testing are reported in the income statement in the current period as a separate line item within operations.

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

Operating Environment:

The United States economy continued to expand moderately in 2014, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, increased at an annual rate of 2.4 percent, compared to 2.2 percent in 2013. The Federal Open Market Committee (“FOMC”) maintained the federal funds target range of 0 to 25 basis points throughout 2014 and further signaled that they intend to keep short-term rates at extraordinarily low levels through at least late 2015. Despite experiencing an improvement in 2014, many areas of the economy remain weaker compared to historical standards. Given these circumstances, the FOMC decided that this extraordinary monetary policy stance was necessary to support the recovery. During the recent testimony of the Chair of the FOMC before the Senate Banking Committee, she discussed the FOMC’s plans for raising interest rates. After years of accommodative monetary policy, she said that current economic conditions do not warrant an increase to interest rates for at least the next couple of FOMC meetings.

Inflationary concerns continue to be relatively tame, as the consumer price index (“CPI”) at 0.8 percent for 2014 continued to be below the FOMC’s benchmark of 2.0 percent. The CPI was 1.3 percent in 2013. Moreover, the core personal consumption expenditure price index, which ignores food and energy, averaged 1.6 percent in 2014.

Employment conditions improved in 2014. The civilian labor force increased 1.1 million, while the number of people employed increased 2.8 million in 2014. As a result, the annual unemployment rate for the U.S. fell to 6.2 percent in 2014 from 7.4 percent in 2013. All sectors of employment, with the exception of the government sector, reported employment gains from the end of 2013

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2014 and 2013, are summarized as follows:

	2014	2013
United States	6.2%	7.4%
New York	6.4	8.3
Pennsylvania	5.6	8.0
Broome County	6.7	8.0
Lackawanna County	6.6	7.9
Lehigh County	5.8	7.8
Luzerne County	7.1	9.5
Monroe County	7.1	9.4
Susquehanna County	5.0	7.0
Wayne County	5.6	7.2
Wyoming County	6.8%	9.4%

Employment conditions in 2014 improved for the Commonwealth of Pennsylvania as evidenced by a reduction in the unemployment rate to 5.6 percent in 2014 from 8.0 percent in 2013. Similarly, the unemployment rate for

New York State dropped to 6.4 percent in 2014, from 8.3 percent in 2013. With respect to the markets we serve, the unemployment rate decreased in all of the eight counties in which we have branches or ATM locations. Wyoming County experienced the most significant improvement declining to 6.8 percent in 2014 from 9.4 percent in 2013. The lowest unemployment rate in 2014, for all of the counties we serve, was Susquehanna County at 5.0 percent as a result of increased activity related to the extraction of natural gas. The marked improvements in unemployment rates could impact the rate of economic growth and may cause interest rates to rise in the near term.

With respect to the banking industry, net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2014 totaled $153.6 billion, a decrease of $1.1 billion or 0.7 percent from 2013. This is the first year that earnings have not risen in the last five years. Approximately 63.9 percent of all institutions reported higher net income in 2014, while only 6.1 percent reported net losses. This is the lowest annual proportion of unprofitable institutions for the industry since 2004. Loan loss provisions of $29.7 billion in 2014 were $2.7 billion or 8.4 percent less than banks set aside in 2013. This is the fifth year in a row that loan loss provisions have been lower, and the total allocation for 2014 was the smallest amount since 2006. Net interest income increased for the first time in four years, by $5.5 billion or 1.3 percent, as interest expense fell more rapidly than interest income. Noninterest income was $5.5 billion or 2.2 percent below the level of 2013, as servicing fee income declined by $8.9 billion or 49.6 percent. Realized gains on securities were $1.3 billion or 8.4 percent lower than a year ago. Total noninterest expense increased $5.2 billion or 1.2 percent comparing 2014 and 2013. The average return on average assets for 2014 was 1.02 percent, down from an eight year high of 1.07 percent set in 2013.

The United States economy is on a more self-sustaining path as we move into 2015. This could affect interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to keep fund costs low. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.” The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

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

Total assets, loans and deposits were $1.7 billion, $1.2 billion and $1.4 billion, respectively, at December 31, 2014. Total assets, loans and deposits grew 3.2 percent, 2.8 percent and 3.3 percent, respectively, compared to 2013 year-end balances.

The loan portfolio consisted of $813.1 million of business loans, including commercial and commercial real estate loans, and $396.8 million in retail loans, including residential mortgage and consumer loans at December 31, 2014. Total investment securities were $354.3 million at December 31, 2014, including $339.6 million of investment securities classified as available-for sale and $14.7 million classified as held-to-maturity. Total deposits consisted of $313.5 million in noninterest-bearing deposits and $1.1 billion in interest-bearing deposits at December 31, 2014.

Stockholders’ equity equaled $246.8 million, or $32.69 per share, at December 31, 2014, and $238.8 million, or $31.62 per share, at December 31, 2013. Dividends declared for the 2014 amounted to $1.24 per share representing 53.0 percent of net income.

Nonperforming assets equaled $10.9 million or 0.90 percent of loans, net and foreclosed assets at December 31, 2014, an improvement from $19.5 million or 1.65 percent at December 31, 2013. The allowance for loan losses equaled $10.3 million or 0.85 percent of loans, net, at December 31, 2014, compared to $8.7 million or 0.74 percent at year-end 2013. Loans charged-off, net of recoveries equaled $1.8 million or 0.15 percent of average loans in 2014, compared to $660.0 thousand or 0.10 percent of average loans in 2013.

Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2014, our portfolio consisted primarily of short-term U.S. Treasury and Government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

During 2014, the FOMC held the target federal funds rate at the historically low range of 0 to 25 basis points. As the result of the U.S. economy expanding at the highest level in four years and a continuation of improving employment conditions, the market is expecting the FOMC to raise short-term rates sometime in 2015. This expectation has caused a flattening effect on the yield curve in 2014 as short-term rates increased from year-end 2013. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in general market interest rates have a significant influence on the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and Government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury increased from 0.38 percent at year-end 2013 to 0.67 percent at year-end 2014. Conversely, the yield on the 10-year U.S. Treasury decreased 87 basis points from 3.04 percent at December 31, 2013, to 2.17 percent at December 31, 2014. Since bond prices move inversely to yields, we experienced an improvement in the aggregate fair value of our investment portfolio as an increase in the fair value of our tax-exempt state and municipal obligations caused by the reduction in long-term rates exceeded the decline in fair value of our U.S. Treasury and Government agency securities due to an increase in short-term rates. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $4.1 million, net of income taxes of $2.2 million, at December 31, 2014, and $1.8 million, net of income taxes of $1.0 million, at December 31, 2013. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2014, indicated that should general market rates increase by 100, 200 and 300 basis points, we would anticipate declines of 3.1 percent, 6.3 percent and 9.6 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2014		2013		2012
December 31	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$48,550	13.70%
U.S. Government-sponsored enterprises	96,245	27.17	$113,045	35.66%	$84,682	47.76%
State and municipals:
Taxable	17,407	4.91	16,698	5.27
Tax-exempt	100,271	28.31	105,453	33.26	59,920	33.80
Corporate debt securities			4,387	1.38
Mortgage-backed securities:
U.S. Government agencies	37,576	10.61	20,550	6.48	136	0.08
U.S. Government-sponsored enterprises	54,202	15.30	55,780	17.60	31,484	17.76
Common equity securities			1,097	0.35	1,071	0.60

Total	$354,251	100.00%	$317,010	100.00%	$177,293	100.00%

Investment securities increased $37.3 million, to $354.3 million at December 31, 2014, from $317.0 million at December 31, 2013. At December 31, 2014, the investment portfolio consisted of $339.6 million of investment securities classified as available-for-sale and $14.7 million classified as held-to-maturity. Loan demand was sluggish throughout most of 2014 until the fourth quarter of 2014, when loans grew $30.0 million. As a result, excess deposited funds not used to fund loans were directed into the investment portfolio. Security purchases totaled $102.3 million in 2014, with the majority of the purchases consisting of short-term U.S. Treasury and U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities for the purpose of supporting future loan demand and as a result of the reduction in long-term yields. Investment purchases in 2013 amounted to $22.1 million.

Repayments of investment securities totaled $49.7 million in 2014 and $29.6 million in 2013. We received proceeds of $15.4 million from the sale of investment securities in 2014 and $4.6 million in 2013. Net gains recognized on the sale of investment securities available-for-sale totaled $861 in 2014 and $163 in 2013. The 2014 sales consisted of $4.4 million of corporate bonds, $9.9 million of U.S. Government-sponsored enterprise adjustable rate mortgage-backed securities and $1.1 million of common equity securities. We continually analyze the investment portfolio with respect to its exposure to various risk elements. As a result of such analysis, we sold the corporate bonds and common equity securities due to credit risk while the adjustable rate securities were sold due to interest rate risk.

The composition of our investment portfolio changed during 2014 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. Government agency and U.S. Government-sponsored enterprise securities comprised 40.9 percent of our total portfolio at year-end 2014 compared to 35.7 percent at the end of 2013 as tax-exempt municipal obligations decreased as a percentage of the total portfolio to 28.3 percent at year-end 2014 from 33.3 percent at the end of 2013. The weighted average life and the effective duration of the investment portfolio were constant at 3.1 years and 3.0 years at December 31, 2014 and 2013.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2014, 2013 and 2012. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $338.5 million and equaled 21.7 percent of average earning assets in 2014, compared to $185.0 million and equaled 20.4 percent of average earning assets in 2013. The tax-equivalent yield on the investment portfolio decreased 50 basis points to 2.67 percent in 2014 from 3.17 percent in 2013.

At December 31, 2014 and 2013, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2014, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0 percent. The distributions are based on contractual maturity with the exception of equity securities. Equity securities with no stated contractual maturities are included in the “After ten years” maturity distribution. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
December 31, 2014	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities			$48,550	1.55%					$48,550	1.55%
U.S. Government-sponsored enterprises	$26,139	0.93%	65,379	0.97	$4,727	2.77%			96,245	1.05
State and municipals:
Taxable			2,815	2.71	9,774	4.36	$4,818	4.66%	17,407	4.17
Tax-exempt	3,156	2.88	13,448	1.78	15,479	4.78	68,188	6.29	100,271	5.34
Mortgage-backed securities:
U.S. Government agencies			3,123	1.03	31,751	1.79	2,702	1.85	37,576	1.73
U.S. Government-sponsored enterprises			8,463	1.46	36,127	2.47	9,612	1.82	54,202	2.20

Total	$29,295	1.14%	$141,778	1.31%	$97,858	2.82%	$85,320	5.55%	$354,251	2.73%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2014		2013		2012		2011		2010
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$319,590	26.41%	$350,680	29.80%	$91,724	14.71%	$88,188	13.96%	$55,978	9.10%
Real estate:
Commercial	493,481	40.79	413,058	35.11	217,496	34.88	208,875	33.07	207,964	33.81
Residential	310,667	25.68	322,062	27.37	261,912	42.00	281,643	44.60	295,301	48.01
Consumer	86,156	7.12	90,817	7.72	52,398	8.40	52,816	8.36	55,862	9.08

Loans, net	1,209,894	100.00%	1,176,617	100.00%	623,530	100.00%	631,522	100.00%	615,105	100.00%

Less: allowance for loan loss	10,338		8,651		6,950		6,711		6,500

Net loans	$1,199,556		$1,167,966		$616,580		$624,811		$608,605

Loans, net increased $33.3 million or 2.8 percent in 2014 to $1.2 billion at December 31, 2014. Business loans, including commercial loans and commercial real estate loans, were $813.1 million or 67.2 percent of loans, net at December 31, 2014, and $763.7 million or 64.9 percent at year-end 2013. Residential mortgages and consumer loans totaled $396.8 million or 32.8 percent of loans, net at year-end 2014 and $412.9 million or 35.1 percent at year-end 2013. Loan demand was stagnant until the end of the third quarter of 2014, increasing at an annualized growth rate of less than 1.0 percent. However, we experienced strong loan demand in the final quarter of 2014 as loans, net increased $30.0 million or 10.1% on an annualized basis. Approximately half of the increase was attributable to growth fostered by our entrance into the Lehigh Valley market in the fourth quarter by establishing a community banking office with a dedicated team of commercial and retail lenders. The remainder of such growth was generated from improved demand for business lending in existing markets. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we expect to be as well received in this new market as we are in our existing markets.

Loans averaged $1.2 billion in 2014, compared to $689.4 million in 2013. Taxable loans averaged $1.1 billion, while tax-exempt loans averaged $68.2 million at December 31, 2014. Due to improving loan demand, the loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 76.0 percent in 2014 and 2013.

The prime rate was unchanged at 3.25 percent for 2014. The tax-equivalent yield on our loan portfolio was relatively unchanged, decreasing only 1 basis point to 4.87 percent in 2014 from 4.88 percent in 2013. Included in loan interest income in 2014 was credit fair value accretion of $2.1 million related to loans acquired in the fourth quarter of 2013 which helped to offset the impact of the continuation of low interest rates on the overall yield on our loan portfolio. The effect of low market rates on our loan portfolio’s yield can be further evidenced by evaluating quarterly loan yields, which continued to decline during 2014. After increasing during the first quarter at 5.14 percent, the tax-equivalent yield on the loan portfolio fell 43 basis points to 4.71 percent in the second quarter. Loan yields rebounded in the third quarter, increasing 18 basis points. The yield on the loan portfolio decreased 15 basis points during the final quarter of 2014. With no anticipated date for change in general market rates in the near term, the yield on the loan portfolio may continue to decline as there are adjustable-rate loans in the portfolio that will reprice downward throughout the year. Moreover, increased competition will prompt more aggressive pricing for fixed rate intermediate term loans and lower yields further.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2014, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

December 31, 2014	Within one year	After one but within five years	After five years	Total
Maturity schedule:
Commercial	$105,494	$114,266	$99,830	$319,590
Real estate:
Commercial	92,537	240,353	160,591	493,481
Residential	94,311	159,965	56,391	310,667
Consumer	31,128	41,979	13,049	86,156

Total	$323,470	$556,563	$329,861	$1,209,894

Predetermined interest rates	$124,075	$206,436	$74,380	$404,891
Floating or adjustable interest rates	199,395	350,127	255,481	805,003

Total	$323,470	$556,563	$329,861	$1,209,894

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2014, market interest rates remained at historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 33.5 percent of the loan portfolio at December 31, 2014, compared to floating or adjustable-rate loans at 66.5 percent. Approximately 50.4 percent of the loan portfolio is expected to reprice within the next 12 months.

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

Loan concentrations are considered to exist when the total amount of loans to any one borrower, or a multiple number of borrowers engaged in similar business activities or having similar characteristics, exceeds 25.0 percent of loans outstanding in any one category. We provide deposit and loan products and other financial services to individual and corporate customers in our eight-county market area. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for geographic concentrations.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2014	2013	2012
Commitments to extend credit	$187,351	$221,138	$128,540
Unused portions of lines of credit	48,610	52,257	46,377
Commercial letters of credit	30,609	29,914	14,440

Total	$266,570	$303,309	$189,357

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. An allowance of $58.0 was recorded as of December 31, 2014 while no allowance was deemed necessary at December 31, 2013. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Asset Quality:

We are committed to developing and maintaining sound, quality assets through our credit risk management policies and procedures. Credit risk is the risk to earnings or capital which arises from a borrower’s failure to meet the terms of their loan agreement. We manage credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices. These policies include certain standards that assist lenders in making judgments regarding the character, capacity, cash flow, capital structure and collateral of the borrower.

With regard to managing our exposure to credit risk in light of general devaluations in real estate values, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 75.0 percent of the lower of cost or appraised value. With regard to residential mortgages, customers with loan-to-value ratios between 80.0 percent and 100.0 percent are generally required to obtain PMI. The 80.0 percent loan-to-value threshold provides a cushion in the event the property is devalued. PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0 percent and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

With respect to lending procedures, lenders must determine the borrower’s ability to repay the credit based on prevailing and expected market conditions prior to requesting approval for the loan. The Board of Directors establishes and reviews, at least annually, the lending authority for all loan officers and branch managers. Credits beyond the scope of the loan officers and branch managers are forwarded to the Loan Committee. This Committee, comprised of senior management, attempts to assure the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and the examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans. Credits having an aggregated relationship of $5.0 million are subject to approval by our Board of Directors.

Credit risk is also managed by monthly internal reviews of our loan portfolio by the asset quality committee. These reviews aid us in identifying deteriorating financial conditions of borrowers, allowing us to assist customers in remedying these situations.

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

Distribution of nonperforming assets

December 31	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial	$1,322	$2,035	$304	$477	$977
Real estate:
Commercial	1,275	9,172	145	591	1,385
Residential	3,047	3,569	1,800	2,006	1,579
Consumer	122	90	31	92	93

Total nonaccrual loans	5,766	14,866	2,280	3,166	4,034

Troubled debt restructured loans:
Commercial		2,487	351	368	401
Real estate:
Commercial	2,457
Residential	476
Consumer

Total troubled debt restructured loans	2,933	2,487	351	368	401

Accruing loans past due 90 days or more:
Commercial		6			100
Real estate:
Commercial	136	200		11
Residential	1,062	678	243	641	1,236
Consumer	425	571	214	122	294

Total accruing loans past due 90 days or more	1,623	1,455	457	774	1,630

Total nonperforming loans	10,322	18,808	3,088	4,308	6,065

Foreclosed assets	561	648	656	1,571	803

Total nonperforming assets	$10,883	$19,456	$3,744	$5,879	$6,868

Nonperforming loans as a percentage of loans, net	0.85%	1.60%	0.50%	0.68%	0.99%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.90%	1.65%	0.60%	0.93%	1.12%

More effective special asset management and repayments over the past year has led to prompt resolution of troubled loans and liquidation of foreclosed properties. As a result, we experienced a marked improvement in our asset quality as evidenced by a significant decrease in nonperforming assets of $8.5 million or 44.1 percent to $10.9 million or 0.90 percent of loans, net of unearned income, and foreclosed assets at December 31, 2014, from $19.5 million or 1.65 percent of loans, net of unearned income, and foreclosed assets at the end of 2013. The improvement resulted from a $9.1 million decrease in nonaccrual loans, coupled with a $87 decline in foreclosed assets and offset partially by increases of $168 in accruing loans past due 90 days or more and $446 in troubled debt restructured loans. For a further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$8,651	$6,950	$6,711	$6,500	$6,300
Loans charged-off:
Commercial	601	5	78	100	1,138
Real estate:
Commercial	500	15	33	663
Residential	804	508	431	1,275	213
Consumer	386	313	275	262	487

Total	2,291	841	817	2,300	1,838

Loans recovered:
Commercial	9	1	1	3
Real estate:
Commercial	292	20	6	18	1
Residential	38	111	67	58	19
Consumer	115	49	58	51	19

Total	454	181	132	130	39

Net loans charged-off	1,837	660	685	2,170	1,799

Provision for loan losses	3,524	2,361	924	2,381	1,999

Allowance for loan losses at end of period	$10,338	$8,651	$6,950	$6,711	$6,500

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.15%	0.10%	0.11%	0.35%	0.30%
Allowance for loan losses as a percentage of period end loans	0.85%	0.74%	1.11%	1.06%	1.06%

The allowance for loan losses increased $1.6 million to $10.3 million at December 31, 2014, from $8.7 million at the end of 2013. The increase resulted from a provision for loan losses of $3.5 million exceeding net loans charged-off of $1.9 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was

0.85 percent at the end of 2014, compared to 0.74 percent at the end of 2013. The reduction in this ratio compared to that of years prior to the merger date, was a result of applying the accounting guidance for loans that we acquired in connection with the merger which provides that there is no carryover of the related allowance for credit losses attributable to those loans. However, the guidance does require a credit quality adjustment be established as of the merger date. For a further discussion of the credit quality adjustment for loans acquired in the merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $1,177 to $1,837 in 2014 from $660 in 2013. Net charge-offs, as a percentage of average loans outstanding, equaled 0.15 percent in 2014 and 0.10 percent in 2013.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2014		2013		2012		2011		2010
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$1,240	0.33%	$1,500	0.61%	$351	0.10%	$443	0.13%	$921	0.19%
Real Estate:
Commercial	912	0.53	300	1.01	550	0.35		0.09	225	0.22
Residential	769	0.34	224	0.32	325	0.39	215	0.32	269	0.30
Consumer	38	0.01		0.01		0.01		0.02		0.02

Total specific	2,959	1.21	2,024	1.95	1,226	0.85	658	0.56	1,415	0.73

Formula:
Commercial	1,081	26.09	508	29.19	448	14.60	350	13.83	1,036	8.91
Real Estate:
Commercial	2,125	40.25	2,094	34.10	1,754	34.53	2,294	32.98	1,842	33.58
Residential	2,921	25.34	2,911	27.05	2,656	41.62	2,640	44.28	484	47.71
Consumer	1,252	7.11	1,114	7.71	866	8.40	769	8.35	1,723	9.07

Total formula	7,379	98.79	6,627	98.05	5,724	99.15	6,053	99.44	5,085	99.27

Total allocated allowance	10,338	100.00%	8,651	100.00%	6,950	100.00%	6,711	100.00%	6,500	100.00%

Unallocated allowance

Total	$10,338		$8,651		$6,950		$6,711		$6,500

The allocated element of the allowance for loan losses account increased $1,687 to $10,338 at December 31, 2014, compared to $8,651 at December 31, 2013. Both the specific and formula portions of the allowance for loan losses increased from the end of 2013. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310, increased $935 to $2,959 at December 31, 2014, from $2,024 at December 31, 2013. In addition, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $752 to $7,379 at December 31, 2014, from $6,627 at December 31, 2013. The increase in the specific portion of the allowance was a result of an increase in the amount of impaired loans designated with a related allowance to $6,525 at December 31, 2014 from $4,378 at year-end 2013. The total loss factor for collectively evaluated loans increased from year-end 2013 due to an increase in both the historical loss factor along with increases in certain qualitative factors. The increase in the historical factor was a function of the increase in net charge-offs. Commercial and commercial real estate loans experienced increases in qualitative factors related to changes in the volume and concentrations of these loans. Increases in qualitative factors for residential mortgage and consumers loans were related to changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; changes in the levels of, and trends in, charge-offs and recoveries; and changes in national, regional, local and industry economic conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 95.0 percent at December 31, 2014 and 46.0 percent at December 31, 2013. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2014.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $46.1 million or 3.4 percent to $1.4 billion at the end of 2014. Noninterest-bearing deposits grew $33.6 million or 12.0% while interest-bearing deposits increased $12.5 million or 1.1% in 2014. Noninterest-bearing deposits represented 22.0 percent of total deposits while interest-bearing deposits accounted for 88.0 percent of total deposits at December 31, 2014. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 20.2 percent and 79.8 percent of total deposits at year end 2013. With regard to noninterest-bearing deposits, commercial checking accounts increased $16.6 million or 11.6 percent, while personal checking accounts grew $16.9 million or 12.3 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the continuation of the low interest rate environment.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, increased $47.7 million in 2014. Commercial interest-bearing transaction accounts decreased $5.8 million, while personal interest-bearing transaction accounts increased $53.5 million. The increase in personal accounts was primarily due to increases in certificates of savings accounts of $25.3 million along with an increase in NOW accounts of $22.2 million. We continued to experience strong growth in these account types, as customers continued to receive lease payments and royalties from gas companies for drilling rights to their properties and are opting to retain funds readily available given the low interest rate environment. Total time deposits decreased $35.2 million to $267.7 million at December 31, 2014 from $302.9 million at December 31, 2013. The decrease was primarily due to reductions in time deposits with maturities of one year or shorter.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2014		2013		2012
Year Ended December 31	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Interest-bearing:
Money market accounts	$211,441	0.38%	$175,675	0.25%	$162,775	0.33%
NOW accounts	233,289	0.35	116,242	0.23	93,151	0.25
Savings accounts	378,272	0.27	150,083	0.11	124,692	0.13
Time deposits less than $100	207,866	0.98	97,826	0.97	114,050	1.13
Time deposits $100 or more	88,897	0.85	87,277	1.22	82,196	1.44

Total interest-bearing	1,119,765	0.49%	627,103	0.46%	576,864	0.59%
Noninterest-bearing	291,685		158,790		140,001

Total deposits	$1,411,450		$785,893		$716,865

Total deposits averaged $1.4 billion in 2014, an increase of $625.6 million or 79.6 percent, compared to $785.9 million in 2013. The significant increases in the 2014 versus 2013 year-over-year comparison resulted primarily from the application of purchase accounting whereby those financial statement components of the legal acquirer for periods prior to the merger were excluded from Peoples 2013 financial statements. Average noninterest-bearing deposits increased $132.9 million, while average interest-bearing accounts grew $492.7 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $381.0 million while average total time deposits decreased $111.7 million comparing 2014 and 2013.

Our cost of interest-bearing deposits increased 3 basis points to 0.49 percent in 2014 from 0.46 percent in 2013. Specifically, the cost of interest-bearing transaction accounts increased 13 basis points to 0.32 percent while the cost of time deposits decreased 15 basis points to 0.94 percent comparing 2014 and 2013. Interest-bearing deposit costs declined 3 basis points in the third quarter of 2014 and an additional 2 basis points to 0.46 percent in the fourth quarter of 2014 from 0.51 percent in the first half of 2014. The decline was a result of more customers moving funds from higher costs time deposits to lower costs interest-bearing transaction accounts.

Volatile deposits, time deposits $100 or more, were $75.9 million at December 31, 2014 compared to $98.4 million at the end of 2013. Large denomination time deposits averaged $88.9 million in 2014, an increase of $1.6 million or 1.8 percent from $87.3 million in 2013. Our average cost of these funds decreased 37 basis points to 0.85 percent in 2014, from 1.22 percent in 2013. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2014	2013	2012
Within three months	$16,097	$24,350	$15,402
After three months but within six months	9,815	19,202	26,518
After six months but within twelve months	17,712	18,969	10,693
After twelve months	32,228	35,840	29,242

Total	$75,852	$98,361	$81,855

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

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the FHLB-Pgh. We had only minimal reliance on this type of funding in 2014 and 2013. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The FOMC has maintained the target range for the federal funds rate at 0 to 25 basis points since year-end 2008. Although economic conditions continue to improve the timing and the magnitude of monetary policy actions that will impact the current exceptionally low interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were sound, suitable and adequate given the level of IRR exposure at December 31, 2014.

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

Interest rate sensitivity

December 31, 2014	Due within three months	Due after three months but within twelve months	Due after one year but within five years	Due after five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$4,290	$1,984	$496		$6,770
Federal funds sold
Investment securities	13,351	54,055	243,878	$42,967	354,251
Loans held for sale	3,486				3,486
Loans, net	381,971	228,346	494,531	105,046	1,209,894

Total rate-sensitive assets	$403,098	$284,385	$738,905	$148,013	$1,574,401

Rate-sensitive liabilities:
Money market accounts	$197,442				$197,442
NOW accounts	69,582		$185,342		254,924
Savings accounts			391,952		391,952
Time deposits less than $100	37,775	$59,679	80,367	$14,069	191,890
Time deposits $100 or more	16,097	27,527	26,069	6,159	75,852
Short-term borrowings	19,557				19,557
Long-term debt	10,130	1,964	14,328	6,718	33,140

Total rate-sensitive liabilities	$350,583	$89,170	$698,058	$26,946	$1,164,757

Rate-sensitivity gap:
Period	$52,515	$195,215	$40,847	$121,067
Cumulative	$52,515	$247,730	$288,577	$409,644

RSA/RSL ratio:
Period	1.15	3.19	1.06	5.49
Cumulative	1.15	1.56	1.25	1.35	1.35

At December 31, 2014 and 2013, we had cumulative one-year RSA/RSL ratios of 1.56 and 1.34. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent announcement of the FOMC that it will consider raising short-term rates in the latter part of 2015, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earning from the potential risk of rising interest rates. However, ALCO recently took steps to reduce the magnitude of our positive gap position and guard against rates unchanged through the origination of five- to seven-year fixed rate loans and utilizing any excess funds not used for lending through purchasing six- to eight-year tax-exempt state and municipal obligations. ALCO will continue to focus efforts on strategies in 2015 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $67.4 million or 13.3 percent decrease in RSL coupled with a $7.7 million or 1.1 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $33.3 million decrease in total time deposits maturing or repricing within this time frame, coupled with a decrease of $30.8 million in interest-bearing transaction accounts. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and certain commercial customer. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the “due within twelve months” category.

With respect to the increase in RSA maturing or repricing within a twelve month time horizon, investment securities increased $10.7 million and loans, net of unearned income, rose $7.9 million. Although short-term interest rates began to increase during 2014, long-term interest rates fell causing a flattening in the yield curve. In an effort to mitigate IRR in the investment portfolio and provide a source of liquidity, we chose to invest in fixed-rate, short-term U.S. Government-sponsored agency securities. The increase in loans, net of unearned income, resulted from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term. Partially offsetting these increases were reductions of $3.1 million in interest-bearing deposits in other banks and $9.5 million in federal funds sold.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2015, would increase slightly at 1.9 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2015 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2014, our maximum borrowing capacity with the FHLB-Pgh was $544.3 million of which $52.0 million was outstanding in borrowings. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

Based on our liquidity position at December 31, 2014, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2014. At December 31, 2014, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2014, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 8.5 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 3.0 percent. Comparatively, our ratios equaled 10.0 percent and 4.1 percent at the end of 2013, which indicated a decrease in our reliance on noncore funds. Moreover, our Basis Liquidity Surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, improved slightly to 4.8 percent at December 31, 2014, from 4.7 percent at December 31, 2013. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $19.9 million for the year ended December 31, 2014. Conversely, for the year ended December 31, 2013, cash and cash equivalents increased $3.5 million. During 2014, cash provided by operating and financing activities were more than offset by cash used in investing activities.

Operating activities provided net cash of $21.0 million in 2014 and $9.8 million in 2013. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization (accretion) of tangible and intangible assets and investment securities, and the provision for loan losses is the primary source of funds from operations.

Net cash provided by financing activities equaled $31.5 million in 2014. Net cash provided by financing activities was $8.6 million in 2013. Deposit gathering, which is our predominant financing activity, increased in both 2014 and 2013. Deposit gathering provided a net cash inflow in 2014 of $47.1 million and $28.9 million in 2013. Partially offsetting the cash provided by deposit gathering in 2014 was a $2.5 million net decrease in short-term borrowings, and a $3.5 million repayment of long-term debt and cash dividends paid of $9.4 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $72.3 million in 2014. Net cash used in investing activities was $14.9 million in 2013. Net cash used in lending activities was $34.7 million in 2014, a decrease from $50.7 million in 2013. Activities related to our investment portfolio used net cash of $37.2 million in 2014 and provided net cash of $12.1 million in 2013.

We anticipate our liquidity position to be stable in 2015. Based on the acceleration of loan demand in existing markets in the fourth quarter of 2014 and as a result of our recent entrance into the Lehigh Valley market through establishing a community banking office with a dedicated team of commercial and retail lenders, we are expecting loan demand to continue to be strong throughout 2015. We expect to fund such demand through deposit gathering and payments and prepayments on loans and investments. As the infrastructure for natural gas drilling grows, we anticipate deposit receipts from royalties to increase. Moreover, if economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2015.

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

Our ALCO continually reviews our capital position. As part of its review, the ALCO considers: (i) the current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines; (ii) potential changes in the market value of our securities due to interest rates changes and effect on capital; (iii) projected organic and inorganic asset growth; (iv) the anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates; (v) significant deteriorations in asset quality; and (vi) the source and timing of additional funds to fulfill future capital requirements.

Based on the recent regulatory emphasis placed on banks to assure capital adequacy, our Board of Directors annually reviews and approves a Capital Plan. Among other specific objectives, this comprehensive plan: (i) attempts to ensure that we and Peoples Bank remain well capitalized under the regulatory framework for prompt corrective action; (ii) evaluates our capital adequacy exposure through a comprehensive risk assessment; (iii) incorporates periodic stress testing in accordance with the Federal Reserve Board’s Supervisory Capital Assessment Program (“SCAP”); (iv) establishes event triggers and action plans to ensure capital adequacy; and (v) identifies realistic and readily available alternative sources for augmenting capital if higher capital levels are required.

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 14.8 percent at December 31, 2014, and 13.6 percent at December 31, 2013. Our Total capital ratio was 15.6 percent at December 31, 2014 and 14.3 percent at December 31, 2013. Similarly, our Leverage ratio, which equaled 10.8 percent at December 31, 2014, and 10.1 percent at December 31, 2013, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 14.3 percent, 15.2 percent and 10.4 percent at December 31, 2014, and 13.1 percent, 13.8 percent and 9.8 percent at December 31, 2013. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2014 and 2013. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations such as ours begins January 1, 2015. For a further discussion of the incorporation of the revised regulatory requirements into the prompt corrective action framework, refer to the section entitled, “Supervision and Regulatory - Regulatory Capital Changes,” in Part I of this Annual Report.

Stockholders’ equity was $246.8 million or $32.69 per share at December 31, 2014, and $238.8 million or $31.62 per share at December 31, 2013. Stockholders’ equity grew $8.0 million in 2014 as net income was partially offset by an increase in accumulated other comprehensive loss, dividends and the retirement of common shares held as treasury stock.

We declared dividends of $1.24 per share in 2014 and $1.23 per share in 2013. The dividend payout ratio, dividends declared as a percent of net income, equaled 53.0 percent in 2014 and 96.3 percent in 2013. Our board of directors intends to continue paying cash dividends in the future. The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. Our ability to declare and pay dividends in the future, however, is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we are authorized to repurchase up to 370,000 shares of our outstanding shares through open market purchases. Under this plan, we repurchased and retired 1,800 shares for $70 in 2014. On January 30, 2015, our Board of Directors reapproved this plan.

Review of Financial Performance:

Net income was $17.6 million or $2.34 per share in 2014 and $5.7 million or $1.21 per share in 2013. The significant increases in the 2014 versus 2013 year-over-year income statement components primarily resulted from the application of purchase accounting whereby those components of the legal acquirer for periods prior to the merger were excluded from Peoples 2013 income statement. Moreover as a result of the merger, our financial performance was impacted by recognizing acquisition related expenses totaling $1.7 million in 2014 and

$4.6 million in 2013. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.03 percent and 7.29 percent for the year ended December 31, 2014. ROAA was 0.58 percent and ROAE was 4.01 percent for the year ended December 31, 2013.

Tax-equivalent net interest income was $60.3 million in 2014 and $35.4 million in 2013. Our net interest margin equaled 3.86 percent in 2014 and 3.91 percent in 2013. Noninterest income totaled $15.3 million in 2014 and $11.8 million in 2013. Noninterest expense was $45.9 million for the year ended December 31, 2014 compared to $36.4 million for the year ended December 31, 2013. Our productivity is measured by the operating efficiency ratio, defined as noninterest expense less amortization of intangible assets divided by the total of net interest income and noninterest income. Our operating efficiency ratio was 61.5 percent in 2014.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of average earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pretax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported in this analysis on a tax-equivalent basis using the prevailing federal statutory tax rate.

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been very challenging for the banking industry. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may stabilize or decrease given the improvements in the economy, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. Therefore, we believe through prudent deposit and loan pricing practices, careful investing, and constant monitoring of nonperforming assets, our net interest margin will remain strong.

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

Net interest income changes due to rate and volume

	2014 vs 2013 Increase (decrease) attributable to			2013 vs 2012 Increase (decrease) attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$23,214	$(183)	$23,397	$250	$(2,609)	$2,859
Tax-exempt	949	142	807	(18)	111	(129)
Investments:
Taxable	2,115	122	1,993	(464)	(376)	(88)
Tax-exempt	1,055	(734)	1,789	(55)	(232)	177
Interest-bearing deposits	(48)	48	(96)	39	17	22
Federal funds sold	68		68	2		2

Total interest income	27,353	(605)	27,958	(246)	(3,089)	2,843

Interest expense:
Money market accounts	365	264	101	(113)	(153)	40
NOW accounts	557	197	360	27	(27)	54
Savings accounts	856	422	434	(3)	(34)	31
Time deposits less than $100	1,093	12	1,081	(345)	(174)	(171)
Time deposits $100 or more	(316)	(336)	20	(114)	(184)	70
Short-term borrowings	37	17	20	(4)		(4)
Long-term debt	(119)	(47)	(72)	(641)	(131)	(510)

Total interest expense	2,473	529	1,944	(1,193)	(703)	(490)

Net interest income	$24,880	$(1,134)	$26,014	$947	$(2,386)	$3,333

For the year ended December 31, tax-equivalent net interest income was $60.3 million in 2014 and $35.4 million in 2013. There was a positive volume variance offset partially by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $26.0 million. A reduction in our net interest margin resulted in a decrease in net interest income of $1.1 million.

Average earning assets increased $655.7 million to $1,562.6 million in 2014 from $906.9 million in 2013 and accounted for a $27,958 increase in interest income. Average loans, net increased $498.0 million, which caused interest income to increase $24,204. Average taxable investments increased $120.1 million comparing 2014 and 2013, which resulted in increased interest income of $1,993 while average tax-exempt investments increased $33.5 million which resulted in an increase to interest income of $1,789.

Average interest-bearing liabilities rose $495.2 million to $1,169.6 million in 2014 from $674.4 million in 2013. The growth resulted in a net increase in interest expense of $1,944. Large denomination time deposits averaged $1.6 million more in 2014 and caused interest expense to increase $20. An increase of $110.0 million in average time deposits less than $100 added $1,081 to interest expense. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $381.0 million, which in aggregate caused a $895 increase in interest expense. Short-term borrowings averaged $4.7 million more and increased interest expense $20 while long-term debt averaged $2.2 million less and reduced interest expense by $72 comparing 2014 and 2013.

An unfavorable rate variance occurred as the decrease in the tax-equivalent yield on earning assets more than offset the reduction in the cost of funds. As a result, tax-equivalent net interest income decreased $1,134 comparing 2014 and 2013. The tax-equivalent yield on earning assets decreased 8 basis points to 4.28 percent in 2014 from 4.36 percent in 2013, resulting in a reduction in interest income of $605. The tax-equivalent yield on the investment portfolio decreased 50 basis points to 2.67 percent in 2014 from 3.17 percent in 2013 and caused a reduction in interest income of $612. Similarly, the tax-equivalent yield on the loan portfolio decreased 1basis point to 4.87 percent in 2014 from 4.88 percent in 2013 and resulted in a reduction in interest income of $41. The decline in the yield on the investment portfolio was a reflection of lower reinvestment rates available in the market due to the prolonged low interest rate environment. The impact that lower reinvestment rates had on the tax-equivalent yield on the loan portfolio was mitigated by the recognition of loan fair value accretion resulting in an increase in the tax-equivalent net interest margin of 14 basis points in 2014.

The unfavorable rate variance caused by changes in the earning asset yields was impacted further by an increase of $529 in interest expense, which primarily resulted from an increase in the cost of interest-bearing transaction accounts, including money market, NOW and savings accounts. We experienced increases in the rates paid on all major categories of interest-bearing liabilities with the exception of time deposits $100 or more and long-term debt. Specifically, the cost of money market, NOW and savings accounts increased 13 basis points, 12 basis points and 16 basis points comparing 2014 and 2013. These increases resulted in an increase in interest expense of $883. With regard to time deposits, the average rate paid for time deposits less than $100 increased 1 basis point while time deposits $100 or more decreased 37 basis points, which together resulted in a $324 decrease in interest expense. The average rate paid on short-term borrowings increased 15 basis points for 2014 when compared to 2013, causing a $17 increase in interest expense. Interest expense was reduced $47 from a 13 basis point decline in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0 percent in 2014 and 34.0 percent in 2013 and 2012.

Summary of net interest income

	2014			2013
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$1,119,277	$54,316	4.85%	$637,153	$31,102	4.88%
Tax-exempt	68,155	3,485	5.11	52,259	2,536	4.85
Investments:
Taxable	239,945	3,996	1.67	119,866	1,881	1.57
Tax-exempt	98,523	5,032	5.11	65,073	3,977	6.11
Interest-bearing deposits	7,047	38	0.54	31,659	86	0.27
Federal funds sold	29,666	70	0.24	902	2	0.22

Total earning assets	1,562,613	66,937	4.28%	906,912	39,584	4.36%
Less: allowance for loan losses	9,397			7,311
Other assets	161,066			89,513

Total assets	$1,714,282			$989,114

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$211,441	796	0.38%	$175,675	431	0.25%
NOW accounts	233,289	821	0.35	116,242	264	0.23
Savings accounts	378,272	1,019	0.27	150,083	163	0.11
Time deposits less than $100	207,866	2,042	0.98	97,826	949	0.97
Time deposits $100 or more	88,897	753	0.85	87,277	1,069	1.22
Short-term borrowings	14,871	71	0.48	10,158	34	0.33
Long-term debt	34,959	1,140	3.26	37,151	1,259	3.39

Total interest-bearing liabilities	1,169,595	6,642	0.57%	674,412	4,169	0.62%
Noninterest-bearing deposits	291,685			158,790
Other liabilities	11,021			13,159
Stockholders’ equity	241,981			142,753

Total liabilities and stockholders’ equity	$1,714,282			$989,114

Net interest income/spread		$60,295	3.71%		$35,415	3.74%

Net interest margin			3.86%			3.91%
Tax-equivalent adjustments:
Loans		$1,220			$862
Investments		1,761			1,352

Total adjustments		$2,981			$2,214

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,332 in 2014, $1,125 in 2013, $937 in 2012.

	2012
	Average Balance	Interest Income/ Expense	Average Interest Rate
Assets:
Earning assets:
Loans:
Taxable	$580,835	$30,852	5.31%
Tax-exempt	54,975	2,554	4.65
Investments:
Taxable	124,695	2,345	1.88
Tax-exempt	62,278	4,032	6.47
Interest-bearing deposits	22,518	47	0.21
Federal funds sold

Total earning assets	845,301	39,830	4.71%
Less: allowance for loan losses	6,776
Other assets	86,289

Total assets	$924,814

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$162,775	544	0.33%
NOW accounts	93,151	237	0.25
Savings accounts	124,692	166	0.13
Time deposits less than $100	114,050	1,294	1.13
Time deposits $100 or more	82,196	1,183	1.44
Short-term borrowings	11,484	38	0.33
Long-term debt	51,964	1,900	3.66

Total interest-bearing liabilities	640,312	5,362	0.84
Noninterest-bearing deposits	140,001
Other liabilities	13,327
Stockholders’ equity	131,174

Total liabilities and stockholders’ equity	$924,814

Net interest income/spread		$34,468	3.87%

Net interest margin			4.08%
Tax-equivalent adjustments:
Loans		$867
Investments		1,372

Total adjustments		$2,239

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $3,524 in 2014 and $2,361 in 2013. The primary cause for the increase in the provision was an increase in the volume of loans originated that were subject to the allowance for loan losses. In addition, the total loss factor applied to collectively evaluated loans increased from year-end 2013 due to an increase in both the historical loss factor along with increases in certain qualitative factors. The increase in the historical factor was a function of the increase in net charge-offs. Commercial and commercial real estate loans experienced increases in qualitative factors related to changes in the volume and concentrations of these loans. Increases in qualitative factors for residential mortgage and consumers loans were related to changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; changes in the levels of, and trends in, charge-offs and recoveries; and changes in national, regional, local and industry economic conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans. Based on our most recent evaluation at December 31, 2014, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $3.5 million or 29.7 percent to $15.3 million in 2014 from $11.8 million in 2013. In general, increases in year-to-date 2014 noninterest income primarily resulted from the application of purchase accounting guidance. Revenue received from service charges, fees and commissions increased $2.4 million or 58.5 percent comparing 2014 and 2013. Commissions and fees on fiduciary activities increased $444 or 25.6 percent while wealth management income increased $247 or 48.9 percent comparing 2014 and 2013. Mortgage banking income increased $285 or 78.5 percent in 2014 compared to 2013. Merchant services income decreased $387 or 9.8 percent to $3,549 in 2014 from $3,936 in 2013 as a result of a decrease in the volume of transactions processed and the number of merchant accounts serviced. Income from investment in life insurance decreased $190 or 19.6 percent to $778 in 2014 from $968 in 2013 due to the inclusion of mortality factors netted against income in the current period compared to a gross income figure in the prior period.

Subsequent to year-end 2014, we hired a seasoned professional with significant experience to manage our trust and wealth management divisions in order to increase the volume of assets under management and the amount of noninterest income. This individual has a comprehensive plan to accelerate growth in the near term through employing a network of representatives and affiliated companies.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year Ended December 31	2014	2013	2012
Salaries and employee benefits expense:
Salaries and payroll taxes	$16,358	$13,276	$11,980
Employee benefits	4,294	2,707	2,141

Salaries and employee benefits expense	20,652	15,983	14,121

Occupancy and equipment expenses:
Occupancy expense	5,572	3,354	2,376
Equipment expense	2,530	634	570

Occupancy and equipment expenses	8,102	3,988	2,946

Other expenses:
Merchant transaction expense	2,236	2,490	2,742
FDIC insurance and assessments	1,310	400	458
Professional fees and outside services	2,345	2,104	2,077
Other taxes	1,037	1,268	1,708
Stationery and supplies	774	359	339
Advertising	450	350	287
Amortization of intangible assets	1,334	326	267
Acquisition related expenses	1,725	4,609
Other	5,968	4,519	4,154

Other expenses	17,179	16,425	12,032

Total noninterest expense	$45,933	$36,396	$29,099

Noninterest expense was $45.9 million for the year ended December 31, 2014 compared to $36.4 million for the year ended December 31, 2013. The increase in year-to-date 2014 noninterest expense primarily resulting from the application of purchase accounting guidance was partially offset by the recognition of merger related cost savings as a result of achieving operational synergies in the second half of 2014.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 45.0 percent of the total. Salaries and employee benefits expense increased $4.7 million or 29.2 percent to $20.7 million in 2014 from $16.0 million in 2013. Salaries and payroll taxes increased $3,082 or 23.2 percent, while employee benefits expense increased $1,587 or 58.6 percent. The reduction in 2013 salaries and benefits expense caused by applying purchase accounting, whereby 11 months of Peoples Neighborhood Bank was excluded from those expenses, was partially offset by increases in salaries and benefits from the recent expansion into the Lehigh Valley market and not being able to take advantage of associated costs saves until such time when the conversion was completed.

Occupancy and equipment expense increased $4.1 million or 103.2 percent to $8.1 million in 2014 from $4.0 million in 2013. Specifically, building-related costs increased $2.2 million while equipment-related costs increased $1.9 million. The increase in occupancy expense resulted from incurring additional maintenance and leasing expenses associated with our facilities. The timing of the conversion of the core system required us to maintain two systems for part of 2014 and caused an increase in the equipment expense. We anticipate the reduction in occupancy and equipment expenses in 2015 as a result of cost saves related to the merger will be partially offset by the introduction of mobile banking during the first half of 2015 and costs associated with the anticipate opening our 27th community banking office in Kingston, Pennsylvania by year end 2015.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets, acquisition related expenses and all other expenses were $17.2 million in 2014 and $16.4 million in 2013. Merchant transaction expenses decreased $254 or 10.2 percent to $2,236 in 2014 compared to $2,490 in 2013 due to a decrease in the volume of transactions processed and the number of merchant accounts serviced. This is consistent with the decrease in income generated from merchant services. Other expenses increased $1,450 or 32.1 percent to $5,969 in 2014 from $4,519 in 2013. All other expenses, including FDIC insurance and assessments, professional fees and outside services, other taxes, stationery and supplies, advertising and amortization of intangible assets totaled $7,249 in 2014, an increase of $2,442 or 50.8 percent, compared to $4,807 in 2013. We recognized $1,725 of acquisition related expenses in 2014 compared to $4,609 in 2013.

Income Taxes:

Our income tax expense was $5.5 million in 2014 and $485 in 2013. The increase resulted from higher net income, coupled with a lower amount of tax-exempt interest revenue as a percentage of total interest revenue in 2014. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. Our effective tax rate increased to 23.6 percent in 2014, compared to 7.8 percent in 2013. The effective tax rate in 2013 is relatively low due to the fact that tax-exempt income represents a relatively high percentage of income before income taxes. The effect of tax-exempt income was partially offset by nondeductible merger related expenses in 2013.

In addition to income on tax-exempt loans and investments, we utilize investment tax credits available through our limited partnership investments in elderly and low- to moderate-income residential housing programs to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $439 in 2014. We anticipate investment tax credits from these investments of $1.1 million in 2015. Over the next ten years, we will recognize aggregate tax credits from our investments in these projects of $10.0 million.

Management’s Discussion and Analysis 2013 versus 2012

(Dollars in thousands, except per share data)

Operating Environment:

The United States economy continued to expand moderately in 2013, as the gross domestic product (“GDP”), the value of all goods and services produced in the U.S., increased at an annual rate of 2.2 percent, compared to 2.8 percent in 2012. As a result of the tepid economic growth in 2013, the Federal Open Market Committee (“FOMC”) maintained the federal funds target range of 0 to 25 basis points throughout the year and further signaled that they intend to keep short-term rates at extraordinarily low levels through at least late 2014. Despite experiencing an improvement in 2013, many areas of the economy such as employment conditions and the housing market remained weak compared to historical standards. Given these weaknesses, the FOMC decided that this extraordinary monetary policy stance was necessary to support the recovery. At their most recent meeting, the FOMC indicated that economic conditions will continue to warrant policy accommodation for an extended period.

Inflationary concerns continue to be relatively tame, as the consumer price index (“CPI”) at 1.3 percent for 2013 continued to be below the FOMC’s benchmark of 2.0 percent. The CPI was 1.5 percent in 2012. Moreover, the core personal consumption expenditure price index, which ignores food and energy, ranged from -0.50 percent to 2.4 percent and averaged 1.0 percent in 2013.

Employment conditions improved moderately in 2013. The civilian labor force decreased 548 thousand, while the number of people employed increased 1.4 million in 2013. As a result, the annual unemployment rate for the U.S. fell to 7.4 percent in 2013 from 8.1 percent in 2012. All sectors of employment, with the exception of the government sector, reported employment gains from the end of 2012.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2013 and 2012, are summarized as follows:

	2013	2012
United States	7.4%	8.1%
New York	8.3	8.5
Pennsylvania	8.0	7.9
Broome County	8.0	8.8
Lackawanna County	7.9	9.0
Luzerne County	9.5	9.7
Monroe County	9.4	9.8
Susquehanna County	7.0	7.5
Wayne County	7.2	7.6
Wyoming County	9.4%	9.6%

Employment conditions in 2013 were relatively unchanged at 8.0 percent for the Commonwealth of Pennsylvania. The unemployment rate for New York State dropped to 8.3 percent in 2013, from 8.5 percent in 2012. With respect to the markets we serve, the unemployment rate decreased in all of the eight counties in which we have branches or ATM locations. Lackawanna County experienced the most significant improvement declining from 9.0 percent in 2012 to 7.9 percent in 2013. The lowest unemployment rate in 2013, for all of counties we serve, was Susquehanna County at 7.0 percent. The marked improvements in unemployment rates could impact the rate of economic growth and may cause interest rates to rise in the near term.

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

Nonperforming assets equaled $19.5 million or 1.65 percent of loans, net and foreclosed assets at December 31, 2013. The allowance for loan losses equaled $8.7 million or 0.74 percent of loans, net, at December 31, 2013, compared to $7.0 million or 1.11 percent at year-end 2012. The decrease in the ratio of the allowance for loan losses as a percentage of loans, net, is primarily a function of acquisition accounting, whereby the historical loan portfolio of Peoples was recorded at its estimated fair value, including a discount to reflect credit risk, and the Peoples historical allowance for loan losses was eliminated. Loans charged-off, net of recoveries, for the twelve months ended December 31, 2013, equaled $660.0 thousand or 0.10 percent of average loans, compared to $685.0 thousand or 0.11 percent of average loans in 2012.

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

Repayments of investment securities totaled $29.6 million in 2013 and $55.2 million in 2012. We received proceeds of $4.6 million from the sale of investment securities in 2013 and $5.8 million in 2012. Net gains recognized on the sale of investment securities available-for-sale totaled $163 in 2013 and $317 in 2012. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $1.8 million, net of income taxes of $1.0 million, at December 31, 2013, and $4.5 million, net of income taxes of $2.3 million, at December 31, 2012. There were no OTTI recognized for the years ended December 31, 2013 and 2012.

Investment securities averaged $185.0 million and equaled 20.4 percent of average earning assets in 2013, compared to $187.0 million and 22.1 percent in 2012. The tax-equivalent yield on the investment portfolio decreased 24 basis points to 3.17 percent in 2013 from 3.41 percent in 2012.

Loan Portfolio:

Loans, net totaled $1.2 billion at December 31, 2013 and $623.5 million at the end of 2012. Business loans, including commercial loans and commercial mortgages, were $763.7 million at December 31, 2013, and $309.2 million at year-end 2012. Residential mortgages and consumer loans were $322.1 million and $90.8 million at year end 2013 and $261.9 million and $52.4 million at year end 2012.

Loans averaged $689.4 million in 2013, compared to $635.8 million in 2012. Taxable loans averaged $637.2 million, while tax-exempt loans averaged $52.2 million at December 31, 2013. Due to the increase in loan demand, the loan portfolio played a more prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 76.0 percent in 2013 compared to 75.2 percent in 2012. The continuation of low interest rates caused the tax-equivalent yield on our loan portfolio to decrease 37 basis points to 4.88 percent in 2013 from 5.25 percent in 2012

Fixed rate loans represented 34.6 percent of the loan portfolio at December 31, 2013, compared to 41.0 percent at the end of 2012. Conversely, floating or adjustable rate loans as a percent of total loans amounted to 65.4 percent at year end 2013 and 59.0 percent at year end 2012.

Asset Quality:

Nonperforming assets increased to 1.65 percent of loans, net and foreclosed assets at December 31, 2013, from 0.60 percent at the end of 2012. All major categories of nonperforming assets increased, except for foreclosed assets, as a result of the business combination.

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

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 46.0 percent at December 31, 2013 and 185.6 percent at December 31, 2012.

Deposits:

Deposits totaled $1.4 billion at December 31, 2013 and $721.9 million at December 31, 2012. Noninterest-bearing deposits represented 20.2 percent of total deposits at December 31, 2013, compared to interest-bearing deposits at 79.8 percent. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 20.9 percent and 79.1 percent of total deposits at year end 2012.

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

Volatile deposits, time deposits $100 or more, were $98.4 million at December 31, 2013, compared to $81.9 million at the end of 2012. Large denomination time deposits averaged $87.3 million in 2013, an increase of $5.1 million or 6.2 percent from $82.2 million in 2012. Our average cost of these funds decreased 22 basis points to 1.22 percent in 2013, from 1.44 percent in 2012.

Market Risk Sensitivity:

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

At December 31, 2013, we were in a positive gap position with a cumulative one-year RSA/RSL ratio of 1.34. Similarly, at December 31, 2012, our cumulative one-year RSA/RSL ratio was 1.26. Given the economic conditions, which included an exceptionally low short-term interest rate environment, the focus of ALCO during 2013 was to maintain the positive gap position in order to safeguard future earning from the potential risk of rising interest rates. Specifically throughout 2013, we attempted to increase the volume of loans with short repricing terms in order to maintain over IRR position. In addition, we continued offering preferential rates on longer-term certificates of deposit, including 72- and 84-month maturities. The positive impact on our gap position from implementing these strategic initiatives was partially negated as customer interest in transaction type accounts became more popular as a means of storing funds obtained from natural gas drilling activities.

Liquidity:

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

Capital Adequacy:

Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios of 4.0 percent and 8.0 percent required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 13.6 percent at December 31, 2013, and 16.8 percent at December 31, 2012. Our Total capital ratio was 14.3 percent at December 31, 2013 and 18.0 percent at December 31, 2012. Similarly, our Leverage ratio, which equaled 10.1 percent at December 31, 2013, and 11.5 percent at December 31, 2012, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.1 percent, 13.8 percent and 9.8 percent at December 31, 2013, and 16.2 percent, 17.4 percent and 11.1 percent at December 31, 2012.

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

Noninterest Income:

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2014, based on our simulation model, is summarized as follows:

	December 31, 2014 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	5.8	(20.0)	5.0	(45.0)
+300	5.0	(20.0)	5.3	(35.0)
+200	3.6	(10.0)	4.4	(25.0)
+100	1.9	(10.0)	3.1	(15.0)
Static
-100	(2.4)	(10.0)	(11.6)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2014, would increase slightly at 1.9 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

Item 8.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Penseco Financial Services Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Penseco Financial Services Corporation and subsidiary (“Penseco” as defined in Note 1) for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penseco Financial Services Corporation and subsidiary, the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/  McGrail Merkel Quinn & Associate, P.C.

Scranton, Pennsylvania

March 14, 2013

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2014	2013
Assets:
Cash and due from banks	$24,656	$30,004
Interest-bearing deposits in other banks	6,770	11,846
Federal funds sold		9,460
Investment securities:
Available-for-sale	339,586	299,715
Held-to-maturity: Fair value 2014, $15,215; 2013, $17,175	14,665	17,295

Total investment securities	354,251	317,010
Loans held for sale	3,486	1,757
Loans, net	1,209,894	1,176,617
Less: allowance for loan losses	10,338	8,651

Net loans	1,199,556	1,167,966
Premises and equipment, net	25,433	26,119
Accrued interest receivable	5,580	5,866
Goodwill	63,370	63,370
Intangible assets	5,501	6,835
Other assets	53,066	47,988

Total assets	$1,741,669	$1,688,221

Liabilities:
Deposits:
Noninterest-bearing	$313,498	$279,942
Interest-bearing	1,112,060	1,099,565

Total deposits	1,425,558	1,379,507
Short-term borrowings	19,557	22,052
Long-term debt	33,140	36,743
Accrued interest payable	574	723
Other liabilities	16,061	10,404

Total liabilities	1,494,890	1,449,429

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued: 2014, 7,548,358 shares; 2013, 7,806,789 shares	15,097	15,614
Capital surplus	140,214	146,109
Retained earnings	92,297	84,008
Accumulated other comprehensive loss	(829)	(698)
Less: treasury stock, at cost: 2013, 253,845 shares		6,241

Total stockholders’ equity	246,779	238,792

Total liabilities and stockholders’ equity	$1,741,669	$1,688,221

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2014	2013	2012
Interest income:
Interest and fees on loans:
Taxable	$54,316	$31,102	$30,852
Tax-exempt	2,265	1,674	1,687
Interest and dividends on investment securities:
Taxable	3,946	1,793	2,282
Tax-exempt	3,271	2,625	2,660
Dividends	50	88	63
Interest on interest-bearing deposits in other banks	38	86	47
Interest on federal funds sold	70	2

Total interest income	63,956	37,370	37,591

Interest expense:
Interest on deposits	5,431	2,876	3,424
Interest on short-term borrowings	71	34	38
Interest on long-term debt	1,140	1,259	1,900

Total interest expense	6,642	4,169	5,362

Net interest income	57,314	33,201	32,229
Provision for loan losses	3,524	2,361	924

Net interest income after provision for loan losses	53,790	30,840	31,305

Noninterest income:
Service charges, fees and commissions	6,484	4,092	3,680
Merchant services income	3,549	3,936	4,290
Commission and fees on fiduciary activities	2,179	1,735	1,481
Wealth management income	752	505	264
Mortgage banking income	648	363	905
Life insurance investment income	778	968	504
Net gain on sale of investment securities available-for-sale	861	163	317

Total noninterest income	15,251	11,762	11,441

Noninterest expense:
Salaries and employee benefits expense	20,652	15,983	14,121
Net occupancy and equipment expense	8,102	3,988	2,946
Merchant services expense	2,236	2,490	2,742
Amortization of intangible assets	1,334	326	267
Acquisition related expense	1,725	4,609
Other expenses	11,884	9,000	9,023

Total noninterest expense	45,933	36,396	29,099

Income before income taxes	23,108	6,206	13,647
Income tax expense	5,459	485	3,058

Net income	17,649	5,721	10,589

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	4,343	(3,882)	1,223
Reclassification adjustment for net gain on sales included in net income	(861)	(163)	(317)
Change in benefit plan liabilities	(3,684)	3,642	(924)

Other comprehensive loss	(202)	(403)	(18)
Income tax expense (benefit) related to other comprehensive loss	(71)	5	(6)

Other comprehensive loss, net of income taxes	(131)	(408)	(12)

Comprehensive income	$17,518	$5,313	$10,577

Per share data:
Net income:
Basic	$2.34	$1.21	$2.37
Diluted	$2.34	$1.21	$2.37
Average common shares outstanding:
Basic	7,548,825	4,733,059	4,467,261
Diluted	7,561,982	4,733,059	4,467,714
Dividends declared	$1.24	$1.23	$1.23

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

For the Three Years Ended December 31, 2014	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
Balance, January 1, 2012	$8,935	$39,963	$78,713	$(278)	$		$127,333
Net income			10,589				10,589
Other comprehensive loss, net of income taxes				(12)			(12)
Dividends declared: $1.23 per share			(5,504)				(5,504)
Stock based compensation		40					40

Balance, December 31, 2012	8,935	40,003	83,798	(290)			132,446
Net income			5,721				5,721
Other comprehensive loss, net of income taxes				(408)			(408)
Dividends declared: $1.23 per share			(5,511)				(5,511)
Stock based compensation		25					25
Retirement of treasury stock	(28)	(384)				412
Fair value of consideration exchanged	6,707	106,465				(6,653)	106,519

Balance, December 31, 2013	15,614	146,109	84,008	(698)		(6,241)	238,792
Net income			17,649				17,649
Other comprehensive loss, net of income taxes				(131)			(131)
Dividends declared: $1.24 per share			(9,360)				(9,360)
Stock based compensation		70					70
Share retirement: 3,386 shares	(7)	(102)					(109)
Reissuance under option plan: 600 shares		10				11	21
Repurchase and retirement: 1,800 shares						(70)	(70)
Settlement of stock options		(83)					(83)
Retirement of treasury stock	(510)	(5,790)				6,300

Balance, December 31, 2014	$15,097	$140,214	$92,297	$(829)	$		$246,779

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$17,649	$5,721	$10,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,671	924	855
Amortization of deferred loan costs	289
Amortization (accretion) of intangibles	1,334	326	267
Net accretion of purchase accounting adjustments on tangible assets	(2,271)	(722)	(819)
Provision for loan losses	3,524	2,361	924
Net loss (gain) on sale of other real estate owned	(70)	91	5
Net loss on disposal of equipment	63	438
Loans originated for sale	(11,376)
Proceeds from sale of loans originated for sale	10,295
Net loss (gain) on sale of loans originated for sale	(648)
Net amortization of investment securities	4,292	737	383
Net gain on sale of investment securities	(861)	(163)	(317)
Life insurance investment income	(778)	(968)	(504)
Deferred income tax expense (benefit)	1,146	(1,143)	353
Stock based compensation	70	25	40
Net change in:
Accrued interest receivable	286	621	390
Other assets	(5,978)	875	(449)
Accrued interest payable	(149)	(466)	(294)
Other liabilities	2,074	1,048	123

Net cash provided by operating activities	20,562	9,705	11,546

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	15,389	4,573	5,821
Proceeds from repayments of investment securities:
Available-for-sale	47,149	24,221	47,500
Held-to-maturity	2,576	5,405	7,730
Purchases of investment securities:
Available-for-sale	(102,304)	(15,262)	(46,297)
Held-to-maturity		(6,873)
Net redemption (purchase) of restricted equity securities	415	110	1,056
Net decrease (increase) in lending activities	(34,735)	(50,746)	7,268
Purchases of premises and equipment	(1,174)	(614)	(2,897)
Proceeds from the sale of premises and equipment	25
Proceeds from investment in life insurance		1,226
Purchases of investment in life insurance			(1,242)
Proceeds from sale of other real estate owned	750	761	1,778
Net cash received from acquisition		22,392

Net cash provided by (used in) investing activities	(71,909)	(14,807)	20,717

Cash flows from financing activities:
Net increase in deposits	47,107	28,949	1,390
Repayment of long-term debt	(3,548)	(11,166)	(12,823)
Net decrease in short-term borrowings	(2,495)	(3,704)	(1,962)
Redemption of common stock	(109)
Settlement of stock options	(83)
Reissuance of treasury stock	21
Purchase of treasury stock	(70)
Cash dividends paid	(9,360)	(5,511)	(5,504)

Net cash provided by (used in) financing activities	31,463	8,568	(18,899)

Net increase (decrease) in cash and cash equivalents	(19,884)	3,466	13,364
Cash and cash equivalents at beginning of year	51,310	47,844	34,480

Cash and cash equivalents at end of year	$31,426	$51,310	$47,844

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2014	2013	2012
Supplemental disclosures:
Cash paid during the period for:
Interest	$6,791	$4,635		$5,656
Income taxes	5,000	2,700		2,260
Noncash items:
Transfers of loans to other real estate	593	$273		$867
Retirement of treasury shares	$6,300

Acquisition:
Fair value of assets acquired:
Investment securities available-for-sale		$156,435	$
Restricted equity securities		997
Loans, net	$1,261	504,002
Accrued interest receivable		3,625
Premises and equipment	(101)	11,737
Core deposit and other intangible assets	(1,334)	6,323
Other assets		18,647

	$(174)	$701,766	$

Fair value of liabilities assumed:
Deposits	$1,056	$628,304	$
Short-term borrowings		17,737
Long-term debt	55	2,516
Accrued interest payable		473
Other liabilities		5,976

	$1,111	$655,006	$

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name Peoples Security Bank and Trust Company. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

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

Basis of presentation:

Under the acquisition method of accounting, in a business combination effected through an exchange of equity interests, consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger must be made in determining the acquirer for financial reporting purposes. Based on a review of these factors, the aforementioned merger between the Company and Penseco was accounted for as a reverse acquisition whereby Penseco was treated as the acquirer for accounting and reporting purposes. As a result, the historical financial information included in the Company’s consolidated financial statements and related notes as reported in this Form 10-K is that of Penseco for periods prior to the merger date.

The consolidated financial statements of the Company have been prepared in conformity with GAAP, Regulation S-X and reporting practices applied in the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also presents herein condensed parent company only financial information regarding Peoples Financial Services Corp. (“Parent Company”). Prior period amounts are reclassified when necessary to conform with the current year’s presentation. Such reclassifications had no effect on financial position or results of operations. Certain disclosures related to impaired and nonaccrual loans as well as regulatory capital ratios have been revised for December 31, 2013. Such revisions were not material and had no effect on the operating results, financial position or regulatory capital classification of the Company.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Investment securities:

Investments securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value. Estimated fair values for investment securities are based on quoted market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums are amortized and discounts are accreted using the interest method over the contractual lives of investment securities. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

Management evaluates each investment security to determine if a decline in fair value below its amortized cost is an other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market concerns warrant an evaluation. Factors considered in determining whether an other-than-temporary impairment was incurred include: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry or geographic area; (iv) the credit-worthiness of the issuer of the security; (v) whether dividend or interest payments have been reduced or have not been made; (vi) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security; (vii) whether management intends to sell the security; and (viii) if it is more likely than not that management will be required to sell the security before recovery. If a decline is judged to be other-than-temporary, the individual security is written-down to fair value with the credit related component of the write-down included in earnings and the non-credit related component included in other comprehensive income or loss. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

Loans held for sale:

Loans held for sale consist of one-to-four family residential mortgages originated and intended for sale in the secondary market. The loans are carried in aggregate at the lower of cost or estimated market value, based upon current delivery prices in the secondary mortgage market. Net unrealized losses are recognized through a valuation allowance by corresponding charges to income. Gains or losses on the sale of these loans are recognized in noninterest income at the time of sale using the specific identification method. Loan origination fees, net of certain direct loan origination costs, are included in net gains or losses upon the sale of the related mortgage loan. All loans are sold without recourse. The aggregate cost of these loans was lower than their estimated market value at December 31, 2014 accordingly, no valuation allowance was deemed necessary.

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

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and considers the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios , the ratio of earnings before debt service to debt service, of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Allowance for loan losses:

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses account is maintained through a provision for loan losses charged to earnings. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible. Nonaccrual, troubled debt restructured and large delinquent commercial and real estate loans are reviewed monthly to determine if carrying value reductions are warranted or if these classifications should be changed. Consumer loans are considered losses and charged-off when they are 120 days past due.

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

The formula portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus qualitative factors, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. Historical loss factors are based on the ratio of net loans charged-off to loans, net, for each of the major groups of loans evaluated and measured for impairment under FASB ASC 450. The historical loss factor for each pool is a weighted average of the Company’s historical net charge-off ratio for the most recent rolling twelve quarters. Management adjusts these historical loss factors by qualitative factors that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2014.

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

Business combinations, goodwill and other intangible assets, net:

The Company accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to ten years.

Loans that the Company acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Company to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which the Company will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan. Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent. As such, the Company may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2014.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2014 and December 31, 2013.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $450, $350 and $287, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, “Income Taxes”. ASC Topic 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2014.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2011.

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

Stock options for 13,636 shares of common stock were not considered in computing diluted earnings per share for the year ended December 31, 2012, because they were anti-dilutive.

	2014		2013		2012
Year ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$17,649	$17,649	$5,721	$5,721	$10,589	$10,589
Average common shares outstanding (Denominator)	7,548,825	7,561,982	4,733,059	4,733,059	4,467,261	4,467,714
Earnings per share	$2.34	$2.34	$1.21	$1.21	$2.37	$2.37

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their fair values. The fair value of such equity instruments is recognized as an expense in the historical consolidated financial statements as services are performed. The Company uses the Black-Scholes Model to estimate the fair value of each option on the date of grant. The Black-Scholes Model estimates the fair value of employee stock options using a pricing model which takes into consideration the exercise price of the option, the expected life of the option, the current market price and its expected volatility, the expected dividends on the stock and the current risk-free interest rate for the expected life of the option. The Company typically grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.

As of December 31, 2014 and 2013, all stock options were fully vested and there are no unrecognized compensation costs related to stock options. The Company has not granted stock options after 2005.

Recent accounting standards:

In May 2014, the FASB issues amendments to FASB ASC 606, “Revenue from Contracts with Customers.” These amendments establish a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the entity satisfies a performance obligation.

The amendments are effective for public entities for annual periods and interim reporting periods within those interim periods within those annual periods beginning after December 15, 2016. The amendments provide for application under three basic transition methods, including: (i) full retrospective; (ii) retrospective with certain practical expedients and (iii) a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy GAAP at the date of initial application on January 1, 2017, and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. Prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy GAAP. Early adoption is prohibited under GAAP. The adoption of amendments to FASB ASC 606 on January 1, 2017, is not expected to have a material effect on the operating results or financial position of the Company.

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

Penseco shares outstanding at November 30, 2013(A)	3,275,217
Exchange ratio	1.3636
Peoples shares issued to Penseco shareholders(B)	4,465,538
Peoples shares outstanding at November 30, 2013	3,087,406
Total Peoples shares outstanding at November 30, 2013	7,552,944
Penseco % ownership	59.12%
Peoples % ownership	40.88%

Theoretical Penseco share to be issued as consideration
Penseco shares outstanding at November 30, 2013(A)	3,275,217
Ownership % held by Penseco shareholders	59.12%
Theoretical Penseco shares after consideration paid	5,539,653
Ownership % by legacy Peoples shareholders	40.88%
Theoretical Penseco shares issued as consideration	2,264,436
Fair value of Penseco shares at November 30, 2013 ($34.50 multiplied by 1.3636)	$47.04
Fair value of theoretical Penseco shares		$106,519
Cash paid for fractional shares		17

		$106,536

(A)	Excludes 9,928 shares of Penseco common shares owned by Peoples which were retired.
(B)	Excludes payment for fractional shares.

The acquired assets and assumed liabilities were measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of November 30, 2013, goodwill totaled $36,972, which is equal to the excess of the consideration transferred over the fair value of the identifiable net assets acquired in connection with the Merger. Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There is no tax deductible goodwill in the transaction. FASB ASC 805 does allow for adjustments to goodwill for a period of up to one year following the acquisition date should new information come to light that reflects circumstances that existed at the acquisition date. Goodwill was not adjusted in 2014.

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

The Company recorded a core deposit intangible asset related to a value ascribed to demand, interest checking, money market and savings account, referred to as core deposits, acquired as part of the acquisition. The value assigned to the acquired core deposits represents the future economic benefit of the potential cost savings from acquiring the core deposits, net of operating expenses and including ancillary fee income, compared to the cost of obtaining alternative funds from available market sources. Management used estimates including the expected attrition rates of depository accounts, future interest rate levels, and the cost of servicing various depository products. The Company also recorded a trade name intangible asset using relief from royalty method. The value assigned to the trade name represents the present value of the potential cost savings of paying a royalty for the use of a trade name. Both the core deposit intangible and trade name intangible are being amortized over an estimated useful life of 10 years.

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

A summary of merger related costs included in the consolidated statements of income for the years ended December 31, 2014 and 2013 is summarized as follows:

December 31,	2014	2013
Accounting	$258	$65
Legal and consulting	85	1,011
Salaries and benefits	459	1,851
Equipment disposition and contract termination	440	709
System conversion/deconversion costs	278	956
Other	205	17

Total	$1,725	$4,609

There were no merger related costs incurred for the year ended December 31, 2012.

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the merger between Peoples and Penseco had been completed on January 1, 2012. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Penseco at the beginning of 2012. Supplemental pro forma earnings for 2013 were adjusted to exclude $4,609 of merger related costs incurred for the year ended December 31, 2013. The expected future amortizations of the various fair value adjustments were included beginning in 2012. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

Years ended December 31,	2013	2012
Net interest income after loan loss provision	$52,734	$52,917
Noninterest income	16,080	16,287
Noninterest expense	52,295	49,827

Net income	$16,519	$19,377

Net income per share	$2.19	$2.55

The amounts of net interest income after loan loss provision, noninterest income, noninterest expense and net loss attributable to Peoples since the acquisition date included in the consolidated statement of income for the year ended December 31, 2013 were $2,248, $363, $3,115, and $(261), respectively.

3. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances were $15,728 and $6,921 at December 31, 2014 and 2013, respectively.

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2014 and 2013 are summarized as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$48,393	$157		$48,550
U.S. Government-sponsored enterprises	95,990	337	$82	96,245
State and municipals:
Taxable	16,490	943	26	17,407
Tax-exempt	87,954	4,971	24	92,901
Mortgage-backed securities:
U.S. Government agencies	37,511	132	167	37,476
U.S. Government-sponsored enterprises	46,956	277	226	47,007

Total	$333,294	$6,817	$525	$339,586

Held-to-maturity:
Tax-exempt state and municipals	$7,370	$105	$38	$7,437
Mortgage-backed securities:
U.S. Government agencies	100	2		102
U.S. Government-sponsored enterprises	7,195	481		7,676

Total	$14,665	$588	$38	$15,215

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government-sponsored enterprises	$113,221	$296	$472	$113,045
State and municipals:
Taxable	16,664	160	126	16,698
Tax-exempt	96,194	2,267	380	98,081
Corporate debt securities	4,433	32	78	4,387
Mortgage-backed securities:
U.S. Government agencies	20,386	113	66	20,433
U.S. Government-sponsored enterprises	45,251	763	40	45,974
Common equity securities	756	351	10	1,097

Total	$296,905	$3,982	$1,172	$299,715

Held-to-maturity:
Tax-exempt state and municipals	$7,372	$11	$777	$6,606
Mortgage-backed securities:
U.S. Government agencies	117	2		119
U.S. Government-sponsored enterprises	9,806	644		10,450

Total	$17,295	$657	$777	$17,175

The Company had net unrealized gains of $4,090, net of deferred income taxes of $2,202 at December 31, 2014, and $1,826, net of deferred income taxes of $984, at December 31, 2013. Proceeds from the sale of investment securities available-for-sale amounted to $15,389 in 2014, $4,573 in 2013, and $5,821 in 2012. Gross gains of $919, $163, and $317 were realized on the sale of securities in 2014, 2013, and 2012, respectively. Gross losses of $58 were realized on the sale of securities in 2014. There were no gross losses realized on the sale of securities in 2013 and 2012, respectively. The income tax provision applicable to net realized gains amounted to $301, $55, and $108 in 2014, 2013, 2012, respectively.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2014, is summarized as follows:

December 31, 2014	Fair Value
Within one year	$29,295
After one but within five years	129,867
After five but within ten years	29,803
After ten years	66,138

255,103
Mortgage-backed securities	84,483

Total	$339,586

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2014, is summarized as follows:

December 31, 2014	Amortized Cost	Fair Value
Within one year
After one but within five years	$325	$330
After five but within ten years	176	180
After ten years	6,869	6,927

	7,370	7,437
Mortgage-backed securities	7,295	7,778

Total	$14,665	$15,215

Securities with a carrying value of $216,192 and $202,407 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2014 and 2013, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2014 and 2013, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises	$21,228	$33	$7,954	$49	$29,182	$82
State and municipals:
Taxable			544	26	544	26
Tax-exempt	4,702	23	2,423	39	7,125	62
Mortgage-backed securities:
U.S. Government agencies	20,148	167			20,148	167
U.S. Government-sponsored enterprises	22,870	226			22,870	226

Total	$68,948	$449	$10,921	$114	$79,869	$563

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises	$66,391	$468	$3,114	$4	$69,505	$472
State and municipals:
Taxable	10,621	126			10,621	126
Tax-exempt	36,471	1,157			36,471	1,157
Corporate debt securities	1,095	78			1,095	78
Mortgage-backed securities:
U.S. Government agencies	12,978	66			12,978	66
U.S. Government-sponsored enterprises	5,624	40			5,624	40
Common equity securities	137	10			137	10

Total	$133,317	$1,945	$3,114	$4	$136,431	$1,949

The Company had 52 investment securities, consisting of 16 tax-exempt state and municipal obligations, one taxable state and municipal obligation, nine U.S. Government-sponsored enterprise securities and 26 mortgage-backed securities that were in unrealized loss positions at December 31, 2014. Of these securities, two U.S. Government-sponsored enterprise securities, four tax-exempt state and municipal securities and one taxable state and municipal obligation were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2014.

The Company had 153 investment securities, consisting of 79 tax-exempt state and municipal obligations, 16 taxable state and municipal obligations, 39 U.S. Government-sponsored enterprise securities, 16 mortgage-backed securities, one corporate debt security, and two common equity securities that were in unrealized loss positions at December 31, 2013. Of these securities, one U.S. Government-sponsored enterprise security was in continuous unrealized loss positions for 12 months or more. There was no OTTI recognized for each of the years in the three-year period ended December 31, 2014.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2014 and 2013 are summarized as follows. Net deferred loan costs were $651 and $24 in 2014 and 2013, respectively.

December 31	2014	2013
Commercial	$319,590	$350,680
Real estate:
Commercial	493,481	413,058
Residential	310,667	322,062
Consumer	86,156	90,817

Total	$1,209,894	$1,176,617

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $16,484 and $14,205 at December 31, 2014 and 2013, respectively. Advances and repayments during 2014 totaled $2,764 and $485 respectively. These loans are made during the ordinary course of business at the Company’s normal credit terms. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2014 and 2013.

At December 31, 2014, the majority of the Company’s loans were at least partially secured by real estate in Northeastern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in this area. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2014, 2013, and 2012 were as follows:

		Real estate
December 31, 2014	Commercial	Commercial	Residential	Consumer		Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,008	$2,394	$3,135		$1,114	$	$8,651
Charge-offs	(601)	(500)	(804)		(386)		(2,291)
Recoveries	9	292	38		115		454
Provisions	905	851	1,321		447		3,524

Ending balance	$2,321	$3,037	$3,690		$1,290	$	$10,338

Ending balance: individually evaluated for impairment	1,072	805	767		38		2,682

Ending balance: collectively evaluated for impairment	1,081	2,125	2,921		1,252		7,379

Ending balance: loans acquired with deteriorated credit quality	$168	$107	$2	$		$	$277

Loans receivable:
Ending balance	$319,590	$493,481	$310,667		$86,156	$	$1,209,894

Ending balance: individually evaluated for impairment	2,595	5,084	4,001		127		11,807

Ending balance: collectively evaluated for impairment	315,642	487,024	306,608		$86,029		1,195,303

Ending balance: loans acquired with deteriorated credit quality	$1,353	$1,373	$58			$	$2,784

			Real estate
December 31, 2013	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Beginning balance		$799		$2,304		$2,981		$866	$		$6,950
Charge-offs		(5)		(15)		(508)		(313)			(841)
Recoveries		1		20		111		49			181
Provisions		1,213		85		551		512			2,361

Ending balance		$2,008		$2,394		$3,135		$1,114	$		$8,651

Ending balance: individually evaluated for impairment		1,500		300		224					2,024

Ending balance: collectively evaluated for impairment		508		2,094		2,911		1,114			6,627

Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$

Loans receivable:
Ending balance		$350,680		$413,058		$322,062		$90,817	$		$1,176,617

Ending balance: individually evaluated for impairment		4,504		7,711		3,321		90			15,626

Ending balance: collectively evaluated for impairment		343,502		401,168		318,274		$90,727			1,153,671

Ending balance: loans acquired with deteriorated credit quality		$2,674		$4,179		$467			$		$7,320

		Real estate
December 31, 2012	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$793	$2,294	$2,855	$769	$	$6,711
Charge-offs	(78)	(33)	(431)	(275)		(817)
Recoveries	1	6	67	58		132
Provisions	83	37	490	314		924

Ending balance	$799	$2,304	$2,981	$866	$	$6,950

Ending balance: individually evaluated for impairment	351	550	325			1,226

Ending balance: collectively evaluated for impairment	$448	$1,754	$2,656	$866	$	$5,724

Loans receivable:
Ending balance	$91,724	$217,496	$261,912	$52,398	$	$623,530

Ending balance: individually evaluated for impairment	655	2,160	2,425	31		5,271

Ending balance: collectively evaluated for impairment	$91,069	$215,336	$259,487	$52,367	$	$618,259

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2014 and 2013:

December 31, 2014:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$306,066	$6,135	$7,389	$	$319,590
Real estate:
Commercial	472,270	9,858	11,353		493,481
Residential	300,299	2,123	8,245		310,667
Consumer	86,037	13	106		86,156

Total	$1,164,672	$18,129	$27,093	$	$1,209,894

December 31, 2013:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$332,257	$7,025	$11,398	$	$350,680
Real estate:
Commercial	386,825	10,701	15,532		413,058
Residential	314,544	861	6,657		322,062
Consumer	90,718	9	90		90,817

Total	$1,124,344	$18,596	$33,677	$	$1,176,617

Information concerning nonaccrual loans by major loan classification at December 31, 2014 and 2013 is summarized as follows:

December 31,	2014	2013
Commercial	$1,322	$2,035
Real estate:
Commercial	3,732	9,172
Residential	3,523	3,569
Consumer	122	90

Total	$8,699	$14,866

The major classification of loans by past due status at December 31, 2014 and 2013 are summarized as follows:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$898	$117	$1,322	$2,337	$317,253	$319,590
Real estate:
Commercial	2,100	888	3,868	6,856	486,625	493,481	$136
Residential	3,154	1,239	4,585	8,978	301,689	310,667	1,062
Consumer	848	247	547	1,642	84,514	86,156	425

Total	$7,000	$2,491	$10,322	$19,813	$1,190,081	$1,209,894	$1,623

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$1,052	$105	$2,041	$3,198	$347,482	$350,680	$6
Real estate:
Commercial	1,641	75	9,372	11,088	401,970	413,058	200
Residential	3,676	985	4,247	8,908	313,154	322,062	678
Consumer	798	313	661	1,772	89,045	90,817	571

Total	$7,167	$1,478	$16,321	$24,966	$1,151,651	$1,176,617	$1,455

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2014, 2013 and 2012 by major loan classification:

				For the Year Ended
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,379	$4,084		$2,669	$141
Real estate:
Commercial	2,932	3,690		7,944	120
Residential	2,672	2,857		2,731	4
Consumer	83	83		94

Total	8,066	10,714		13,438	265

With an allowance recorded:
Commercial	1,569	1,569	$1,240	1,787	58
Real estate:
Commercial	3,525	3,525	912	2,293	28
Residential	1,387	1,387	769	590	10
Consumer	44	44	38	10	1

Total	6,525	6,525	2,959	4,680	97

Commercial	3,948	5,653	1,240	4,456	199
Real estate:
Commercial	6,457	7,215	912	10,237	148
Residential	4,059	4,244	769	3,321	14
Consumer	127	127	38	104	1

Total	$14,591	$17,239	$2,959	$18,118	$362

				For the Year Ended
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$4,978	$9,474		$5,824
Real estate:
Commercial	10,496	13,352		10,095
Residential	3,004	3,437		2,614
Consumer	90	90		95

Total	18,568	26,353		18,628

With an allowance recorded:
Commercial	2,200	2,200	$1,500	2,182	$95
Real estate:
Commercial	1,394	1,394	300	1,409	76
Residential	784	784	224	672	13
Consumer

Total	4,378	4,378	2,024	4,263	184

Commercial	7,178	11,674	1,500	8,006	95
Real estate:
Commercial	11,890	14,746	300	11,504	76
Residential	3,788	4,221	224	3,286	13
Consumer	90	90		95

Total	$22,946	$30,731	$2,024	$22,891	$184

				For the Year Ended
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$304	$304		$152
Real estate:
Commercial	145	145		201
Residential	928	928		1,152
Consumer	31	31		68

Total	1,408	1,408		1,573

With an allowance recorded:
Commercial	351	351	$351	351	$17
Real estate:
Commercial	2,015	2,015	550	2,104	114
Residential	1,497	1,497	325	1,040	44
Consumer

Total	3,863	3,863	1,226	3,495	175

Commercial	655	655	351	503	17
Real estate:
Commercial	2,160	2,160	550	2,305	114
Residential	2,425	2,425	325	2,192	44
Consumer	31	31		68

Total	$5,271	$5,271	$1,226	$5,068	$175

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2014, 2013 and 2012.

As a part of the Merger, an adjustment was made to reflect the elimination of the allowance for loan losses related to the Peoples Bank loan portfolio, as required by purchase accounting standards. As a result, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loan acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans. The credit quality adjustment does not account for acquired loans deemed to be impaired in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These impaired loans are accounted for in the credit adjustment on distressed loans, which represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio, 29 loans were deemed impaired resulting in a credit adjustment on distressed loans of $6,892. As of December 31, 2014, there were a total of 15 loans remaining with a credit adjustment of $2,588.

At December 31, 2014, the Company had total impaired loans of $14,591. The impaired loan balance includes $2,784 of impaired loans acquired as part of the merger net of a remaining fair value adjustment of $2,648. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that an additional reserve of $277 was required against the impaired loans at December 31, 2014.

The changes in the accretible yield and nonaccretible difference of acquired loans accounted for under ASC310 for the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014		2013		2012
Year ended December 31	Accretible	Nonaccretible	Accretible	Nonaccretible	Accretible	Nonaccretible
Beginning Balance, January 1	$895	$6,892			$		$211
Additions			$934	$6,892
Accretion	(280)		(39)
Charge-offs	(398)	(2,703)
Payments	(157)	(1,601)					(211)

Ending Balance, December 31	$60	$2,588	$895	$6,892	$	$

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $2,933, $2,487 and $351 at December 31, 2014, 2013 and 2012, respectively.

There were three loans modified in 2014 and no loans modified in 2013 or 2012 that resulted in troubled debt restructurings. The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2014.

December 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial real estate	1	$4,408	$2,500	$2,457
Residential mortgage	2	479	479	476

Total	3	$4,887	$2,979	$2,933

There were no payment defaults within 12 months of their modification on loans considered troubled debt restructurings for the years ended December 31, 2014, 2013 and 2012.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. An allowance of $58.0 was recorded as of December 31, 2014 while no allowance was deemed necessary at December 31, 2013.

The contractual amounts of off-balance sheet commitments at December 31, 2014 and 2013 are summarized as follows:

December 31	2014	2013
Commitments to extend credit	$187,351	$221,138
Unused portions of lines of credit	48,610	52,257
Standby letters of credit	30,609	29,914

	$266,570	$303,309

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $27,666 at December 31, 2014 and $25,756 at December 31, 2013. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2014 and 2013.

7. Premises and equipment, net:

Premises and equipment at December 31, 2014 and 2013 are summarized as follows:

December 31	2014	2013
Land	$5,309	$5,309
Premises and leasehold improvements	30,046	34,177
Furniture, fixtures and equipment	9,470	22,975

	44,825	62,461
Less: accumulated depreciation	19,392	36,342

	$25,433	$26,119

Depreciation and amortization included to noninterest expense amounted to $1,671, $924, and $855 in 2014, 2013 and 2012, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2014, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2015	$312
2016	264
2017	211
2018	129
2019	96
Thereafter	388

$1,400

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $343, $216 and $103, respectively.

8. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2014 and 2013. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2014 and 2013. The accumulated amortization on core deposit intangible assets was $2,808 and $1,512 at December 31, 2014 and 2013, respectively. The accumulated amortization on trade name intangible assets was $40 and $2 at December 31, 2014 and 2013, respectively. Amortization expense amounted to $1,334, $326 and $267 in 2014, 2013 and 2012, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2014, is as follows:

2015	$1,182
2016	1,030
2017	879
2018	726
2019	574
Thereafter	$1,110

9. Other assets:

The major components of other assets at December 31, 2014 and 2013 are summarized as follows:

December 31	2014	2013
Other real estate owned	$561	$648
Investment in residential housing program	4,329	3,211
Mortgage servicing rights	676	880
Bank owned life insurance	29,983	29,198
Restricted equity securities	3,687	4,102
Other assets	13,830	9,949

Total	$53,066	$47,988

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for other are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $163,822 at December 31, 2014 and $169,450 at December 31, 2013.

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2014 and 2013 are summarized as follows:

December 31	2014	2013
Interest-bearing deposits:
Money market accounts	$197,442	$229,626
Now accounts	254,924	194,931
Savings accounts	391,952	372,101
Time deposits less than $100	191,890	204,546
Time deposits $100 or more	75,852	98,361

Total interest-bearing deposits	1,112,060	1,099,565
Noninterest-bearing deposits	313,498	279,942

Total deposits	$1,425,558	$1,379,507

The aggregate amounts of maturities for all time deposits at December 31, 2014, are summarized as follows:

2015	$141,078
2016	49,212
2017	19,430
2018	26,146
2019	11,648
Thereafter	20,228

$267,742

The aggregate amount of deposits reclassified as loans was $463 at December 31, 2014, and $405 at December 31, 2013. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2014 and 2013, no deposits were received on terms other than those available in the normal course of business.

11. Short-term borrowings:

Securities sold under agreements to repurchase and FHLB advances generally represent overnight or less than 30-day borrowings. Short-term borrowings consisted of the following at December 31, 2014 and 2013:

	At and for the year ended December 31, 2014
	Ending Balance	Average Balance	Maximum Month-End Balance	Weighted Average Rate for the Year	Weighted Average Rate at End of the Year
Repurchase agreements	$682	$12,729	$22,840	0.53%	0.38%
FHLB advances	18,875	2,142	18,875	0.25	0.28

	$19,557	$14,871	$41,715	0.48%	0.28%

	At and for the year ended December 31, 2013
	Ending Balance	Average Balance	Maximum Month-End Balance	Weighted Average Rate for the Year	Weighted Average Rate at End of the Year
Repurchase agreements	$22,052	$10,107	$25,898	0.33%	0.67%
FHLB advances		51		0.33

	$22,052	$10,158	$25,898	0.33%	0.67%

Peoples Bank has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2014, Peoples Bank’s maximum borrowing capacity was $544,320 of which $52,015 was outstanding in borrowings. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

Securities sold under repurchase agreements are retained under Peoples Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

12. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2014 and 2013 are as follows:

	Interest Rate
Due	Fixed	Adjustable	2014	2013
August 2014	2.66%			$141
March 2015	3.44		$133	919
March 2015	3.48		40	197
November 2015	4.67		257	527
February 2016	4.86		166	301
February 2016	4.86		166	301
February 2017	4.99		918	1,311
September 2017	2.36		6,500	6,500
April 2018	3.83		377	480
December 2019		1.81%	3,000	3,000
December 2019		1.45%	6,300	6,300
March 2023	4.69%		15,283	16,766

			$33,140	$36,743

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2014 are as follows:

2015	$2,785
2016	2,220
2017	8,400
2018	1,828
2019	11,174
Thereafter	6,733

$33,140

None of the advances from the FHLB are convertible. Long-term debt consist of $23,840 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month Libor plus 1.21% to plus 1.57%.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 are summarized as follows:

	Fair Value Measurement Using
December 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$48,550	$48,550		$
U.S. Government-sponsored enterprises	96,245		$96,245
State and Municipals:
Taxable	17,407		17,407
Tax-exempt	92,901		92,901
Mortgage-backed securities:
U.S. Government agencies	37,476		37,476
U.S. Government-sponsored enterprises	47,007		47,007

Total	$339,586	$48,550	$291,036	$

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$113,045		$113,045	$
State and Municipals:
Taxable	16,698		16,698
Tax-exempt	98,081		98,081
Corporate debt securities	4,387		4,387
Mortgage-backed securities:
U.S. Government agencies	20,433		20,433
U.S. Government-sponsored enterprises	45,974		45,974
Common equity securities	1,097	$1,097

Total	$299,715	$1,097	$298,618	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014 and 2013 are summarized as follows:

	Fair Value Measurement Using
December 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,414			$4,414
Other real estate owned	$218			$218

	Fair Value Measurement Using
December 31, 2013	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,354			$2,354
Other real estate owned	$437			$437

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,414	Appraisal of collateral	Appraisal adjustments	2.6% to 61.1% (24.5%)
			Liquidation expenses	3.0% to 6.0% (5.5%)
Other real estate owned	$218	Appraisal of collateral	Appraisal adjustments	19.7% to 47.8% (30.5%)
			Liquidation expenses	3.0% to 6.0% (5.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,354	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)
Other real estate owned	$437	Appraisal of collateral	Appraisal adjustments	11.0% to 33.7% (17.3%)
			Liquidation expenses	3.0% to 6.0% (5.0%)

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

The carrying and fair values of the Company’s financial instruments at December 31, 2014 and 2013 and their placement within the fair value hierarchy are as follows:

December 31, 2014	Carrying Value	Fair Value	Fair Value Hierarchy
			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,426	$31,426	$31,426
Investment securities:
Available-for-sale	339,586	339,586	$48,550	$291,036
Held-to-maturity	14,665	15,215		15,215
Loans held for sale	3,486	3,492		3,492
Net loans	1,199,556	1,210,369			$1,210,369
Accrued interest receivable	5,580	5,580		5,580
Mortgage servicing rights	676	1,466		1,466
Restricted equity securities	3,687	3,687		3,687

Total	$1,598,662	$1,610,821

Financial liabilities:
Deposits	$1,425,558	$1,427,081		1,427,081
Short-term borrowings	19,557	19,557		19,557
Long-term debt	33,140	34,772		34,772
Accrued interest payable	574	574		$574

Total	$1,478,829	$1,481,984

December 31, 2013	Carrying Value	Fair Value	Fair Value Hierarchy
			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$51,310	$51,310	$51,310
Investment securities:
Available-for-sale	299,715	299,715	$1,097	$298,618
Held-to-maturity	17,295	17,175		17,175
Loans held for sale	1,757	1,757		1,757
Net loans	1,167,966	1,180,387			$1,180,387
Accrued interest receivable	5,866	5,866		5,866
Mortgage servicing rights	880	1,440		1,440
Restricted equity securities	4,102	4,102		4,102

Total	$1,548,891	$1,561,752

Financial liabilities:
Deposits	$1,379,507	$1,381,946		1,381,946
Short-term borrowings	22,052	22,052		22,052
Long-term debt	36,743	37,468		37,468
Accrued interest payable	723	723		$723

Total	$1,439,025	$1,442,189

14. Stock plans:

The Company has a stock plan (“Stock Plan”) covering non-employee directors and the 2008 long-term incentive plan (“2008 Plan”) for certain officers and key employees. The plans are administered by a committee of the Board of Directors. The activity for 25,227 stock appreciation rights (“SAR”) and 5,600 options under the Stock Plan for each of the years in the three-year period ended December 31, 2014, is summarized as follows:

	2014			2013		2012
December 31	Awards	Weighted Average Price		Awards	Weighted Average Price	Awards	Weighted Average Price
Outstanding, beginning of year	30,827		$30.37	25,227	$29.66	25,227	$29.66
Associated with merger				8,900	30.93
Granted
Settled	(30,827)		$30.37	(3,150)	26.38
Forfeited				(150)	27.50

Outstanding, end of year				30,827	30.37	25,227	29.66

Exercisable, end of year		$		30,827	$30.37	25,227	$29.66

The Company granted 13,636 SAR to an executive on January 3, 2006 at a strike price of $31.53 per share. The rights were fully vested as of January 2, 2011 and were settled in cash when exercised in 2014. The assumptions in calculating the vesting rights fair value used an expected volatility of 26.83%, expected annual dividend yield of 2.42%, a risk-free interest rate of 0.90%, and an expected term of 1.75 years. The Company granted 11,591 SAR to an executive on February 29, 2008 at a strike price of $27.50 per share. The rights vested on a straight-line basis over a five year period and were settled in cash when exercised in 2014. The grant date fair value was computed assuming expected volatility of 22.21%, expected annual dividend yield of 4.00%, a risk-free interest rate of 3.53%, and an expected term of 7.50 years. The Company calculates the value of the vested rights using the Black-Scholes method and recorded an expense of $395 in 2014, $34 in 2013 and $2 in 2012. In addition, the Company settled an additional 5,600 in options under the Stock Plan during 2014 for $83.

The 2008 Plan allows for named executive officers to be granted equity awards, the plan was a legacy plan of Penn Security Bank and Trust Company. Under the 2008 Plan the Compensation Committee of the board of directors has broad authority with respect to awards granted under the 2008 Plan, including, without limitation, the authority to:

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

There are 129,207 shares of the Company’s common stock available for grant as awards pursuant to the 2008 Plan.

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There were restricted stock grants awarded with a total cost of $50 and $300 during the years ended December 31, 2013 and 2012, respectively. No restricted stock grants were awarded in 2014.

The activity related to restricted stock for each of the years ended December 31, 2014, 2013 and 2012 was as follows:

Year Ended December 31,	2014	2013	2012
Nonvested, January 1	17,245	15,425	4,883
Granted shares		1,820	10,542
Vested shares	2,936
Forfeited shares

Nonvested, December 31	14,309	17,245	15,425

The Company expenses the fair value of all-share based compensation over the requisite service period of five years commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Restricted stock granted to officers cliff vest after five years. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the Consolidated Statements of Income and Comprehensive Income.

The Company recognized $70, $25 and $40 of compensation expense for stock awards granted in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had $173 of unrecognized compensation expense associated with restricted stock awards.

15. Employee benefit plans:

The Company had separate Employee Stock Ownership Plans (“ESOP”) and Retirement Profit Sharing 401 (k) Plans for Penn Security Bank and Trust and Peoples Neighborhood Bank at year end 2013. The plans were merged at year end 2014 into the Peoples Security Bank and Trust Employee Stock Ownership Plan and the Peoples Security Bank and Trust Retirement Profit Sharing Plan. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”), an Employees’ Pension Plan, which is currently frozen, and a Postretirement Plan Life Insurance plan which was curtailed in 2013.

Under the Peoples Security Bank and Trust Company ESOP, amounts voted by the Company’s Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

Under the Peoples Security Bank and Trust Company Retirement Profit Sharing Plan, amounts approved by the Board of Directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Eligible employees may elect deferrals of up to the maximum amounts permitted by law.

At December 31, 2013, the Penn Security Bank and Trust Company ESOP held 104,964 shares of the Company’s stock, all of which were allocated to specific participant accounts. These shares were treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company’s stock. The Company contributed $218 to the ESOP plan during the year ended December 31, 2013 and $105 in 2012.

The Penn Security Bank and Trust Company Retirement Profit Sharing Plan’s contributions included a Safe Harbor contribution of $310 and $306, during the years ended December 31, 2013 and 2012, respectively, and a discretionary match of $234 and $221 during the years ended December 31, 2013 and 2012, respectively, equal to one-half of employee deferrals, up to a maximum match of 3%.

Peoples Neighborhood Bank had an Employee Stock Ownership and Profit-Sharing Plan (“Plan”) with 401(k) provisions. The Plan was for the benefit of all employees who met the eligibility requirements set forth in the Plan. The amount of contributions to the Plan, including 401(k) matching contributions, was at the discretion of the Board of Directors. Company contributions to the employee stock ownership plan were allocated to participant accounts based on their percentage of total compensation for the Plan year. At December 31, 2013, 263,559 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desired to sell his or her shares of the Company’s stock, or for certain employees who elected to diversify their account balances, the Company was required to purchase the shares from the participant at their fair market value. There was no expense associated with the plan during 2014.

The Company contributed $294 to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan in 2014. In addition, the Company contribution $872 to the Peoples Security Bank and Trust Company Retirement Profit Sharing Plan in 2014, comprised of a Safe Harbor contribution of $464 and a discretionary match of $408.

Peoples Security Bank and Trust Company established a Supplemental Executive Defined Contribution Plan to replace 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $48 and $43 at December 31, 2014 and 2013, respectively. The expense associated with the plan was $5, $7 and $4 for 2014, 2013 and 2012 respectively.

The Company has SERPs for the benefit of certain officers of the Company. At December 31, 2014 and 2013, other liabilities include $ 1,167 and $ 927 accrued under the Plans. Compensation expense includes approximately $ 80, $164 and $77 relating to these SERPS for the years ended December 31, 2014, 2013 and 2012, respectively.

Under the Penn Security Bank and Trust Company Employees’ Pension Plan, currently under curtailment, amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008 no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of Peoples Security Bank and Trust Company.

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

Information related to the pension and postretirement life insurance plans is as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
December 31,	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning	$14,211	$15,506			$3,193
Service cost					35
Interest cost	678	646			111
Plan curtailment					(2,764)
Change in experience loss (gain)	(250)	99
Change in assumptions loss (gain)	3,944	(1,324)
Benefits paid	(714)	(716)			(575)

Benefit obligation, ending	17,869	14,211

Change in plan assets:
Fair value of plan assets, beginning	12,417	11,343
Actual return on plan assets	895	1,623
Employer contributions	241	167
Benefits paid	(714)	(716)

Fair value of plan assets, ending	12,839	12,417

Funded status at end of year	$(5,030)	$(1,794)		$

The Society of Actuaries released new mortality tables in 2014 which the Company utilized in its pension plan remeasurements at December 31, 2014. The change in mortality assumption resulted in an increase to the pension plan’s accumulated benefit obligation of $2,138.

Amounts recognized in the balance sheet are as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
December 31,	2014	2013	2014	2013
Liabilities	$5,030	$1,794	$	$
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(7,567)	(3,883)
Deferred taxes	2,648	1,359

Net amount recognized	$(4,919)	$(2,524)	$	$

The accumulated benefit obligation for the defined benefit pension plan was $17,869 and $14,211 at December 31, 2014 and 2013, respectively.

Components of net periodic pension expense (income) and other amounts recognized in other comprehensive income are as follows:

	Pension Benefits
Years Ended December 31,	2014	2013	2012
Net periodic pension expense (income):
Interest cost	$678	$646	$673
Expected return on plan assets	(910)	(825)	(809)
Amortization of unrecognized net loss	92	180	136

Net periodic pension expense (income):	(140)	1

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	3,684	(2,369)	739
Deferred tax	(1,289)	805	(251)

Total recognized in other comprehensive income	2,395	(1,564)	488

Total recognized in net period pension cost and other comprehensive income	$2,255	$(1,563)	$488

	Postretirement Life Insurance Benefits
Years Ended December 31,	2014	2013	2012
Components of net periodic pension cost:
Service cost	$	$35	$48
Interest cost		111	139
Amortization of unrecognized net gain		96	111

Net periodic other benefit cost		242	298

Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)		(1,273)	185
Deferred tax		620	(63)

Total recognized in other comprehensive income		(653)	122

Total recognized in net period pension cost and other comprehensive income	$	$(411)	$420

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $199.

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
December 31,	2014	2013	2014	2013
Discount rate:
Obligation	4.00%	5.00%
Expense	5.00	4.25
Expected long-term return on plan assets	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2014 and 2013, by asset category are as follows:

December 31,	2014	2013
Asset Category:
Equity securities	59.3%	59.9%
Corporate bonds	14.9	16.8
U.S. Government securities	23.4	20.8
Cash and cash equivalents	2.4	2.5

	100.0%	100.0%

Fair Value Measurement of pension plan assets at December 31, 2014 and 2013 is as follows:

December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Cash	$308	$308		$
Equity securities:
U.S. large cap	7,369	7,369
International	241	241
Fixed income securities:
U.S. Treasuries	1,073		$1,073
U.S. Government agencies	1,931		1,931
Corporate bonds	1,917		1,917

Total	$12,839	$7,918	$4,921	$

December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Cash	$316	$316		$
Equity securities:
U.S. large cap	6,993	6,993
International	442	442
Fixed income securities:
U.S. Treasuries	995		$995
U.S. Government agencies	1,579		1,579
Corporate bonds	2,092		2,092

Total	$12,417	$7,751	$4,666	$

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

There is no Company stock included in equity securities at December 31, 2014 or 2013. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2015.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2015	$783
2016	778
2017	802
2018	860
2019	857
Thereafter	$4,745

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

Year Ended December 31	2014	2013	2012
Current	$4,313	$1,628	$2,705
Deferred	1,146	(1,143)	353

	$5,459	$485	$3,058

The components of the net deferred tax asset at December 31, 2014 and 2013 are summarized as follows:

December 31	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,618	$2,940
Defined benefit plan	2,648	1,359
Deferred compensation	529	10
Other-than-temporary impairment on securities		131
Merger related accounting		244
Capital loss carry forward	244	244
Other	259	170

Total	7,298	5,098

Deferred tax liabilities:
Premises and equipment, net	912	976
Merger related accounting	2,131
Investment securities available-for-sale	2,202	959
Other	324	83

Total	5,569	2,018

Net deferred tax asset	$1,729	$3,080

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 35.0 percent for the year ended December 31, 2014 and 34.0 percent in each of the years ended December 31, 2013 and 2012 is summarized as follows:

Year Ended December 31	2014	2013	2012
Federal income tax at statutory rate	$8,088	$2,110	$4,640
Tax exempt interest	(1,938)	(1,428)	(1,432)
Bank owned life insurance income	(272)	(329)	(171)
Disallowed merger costs		266
Residential housing program tax credits	(439)
Other, net	20	(134)	21

Total	$5,459	$485	$3,058

17. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2014	2013
Assets:
Cash and cash equivalents	$4,183	$3,157
Investment in bank subsidiary	240,225	232,825
Investment in non-bank subsidiary
Due from subsidiaries	2,619	2,472
Investment securities available-for-sale		1,097

Total assets	$247,027	$239,551

Liabilities and Stockholders’ Equity:
Other liabilities	$248	$759
Stockholders’ equity	246,779	238,792

Total liabilities and stockholders’ equity	$247,027	$239,551

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31	2014	2013	2012
Income:
Dividends from subsidiaries	$9,360	$8,350	$5,504
Other income	430	169	193

Total income	9,790	8,519	5,697

Expense:
Other expenses	251	76	47

Total expenses	251	76	47

Income before taxes and undistributed income	9,539	8,443	5,650
Income tax expense		33	59

Income before undistributed income of subsidiaries	9,539	8,410	5,591
Equity in undistributed net income (loss) of subsidiaries	8,110	(2,689)	4,998

Net income	$17,649	$5,721	$10,589

Comprehensive Income	$17,518	$5,313	$10,577

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31	2014	2013	2012
Cash flows from operating activities:
Net income	$17,649	$5,721	$10,589
Adjustments:
Net realized gains on sales of securities	(375)	(103)	(136)
Undistributed net income of subsidiaries	(8,110)	2,689	(5,038)
Decrease (increase) in other assets	1,182	(1,733)
Increase (decrease) in other liabilities	(511)	641	(28)
Stock based compensation	70	25	40
Deferred income tax expense		1	36
Increase in due from subsidiaries		(1,611)

Net cash provided by operating activities	9,905	5,630	5,463

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	722	253	145
Purchase of available-for-sale securities			(103)

Net cash provided by investing activities	722	253	42

Cash flows from financing activities:
Redemption of common stock	(109)
Retirement of stock options	(83)
Reissuance of treasury stock	21
Purchase of treasury stock	(70)
Cash dividends paid	(9,360)	(5,511)	(5,504)

Net cash used in financing activities	(9,601)	(5,511)	(5,504)

Increase in cash	1,026	372	1
Cash at beginning of year	3,157	2,785	2,784

Cash at end of year	$4,183	$3,157	$2,785

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2014 and 2013 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2014, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $25,180. At December 31, 2014 and 2013, there were no loans outstanding, nor were any advances made during 2014 and 2013.

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

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2014 and 2013, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed Peoples Bank’s category.

The Company and Peoples Bank’s actual capital ratios at December 31, 2014 and 2013, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets:
Consolidated	$178,061	14.75%	$48,276	4.00%
Peoples Bank	171,984	14.28	48,165	4.00	$72,247	6.00%
Total capital to risk-weighted assets:
Consolidated	188,457	15.61	96,552	8.00
Peoples Bank	182,380	15.15	96,330	8.00	120,412	10.00
Tier 1 capital to average assets:
Consolidated	178,061	10.76	66,168	4.00
Peoples Bank	$171,984	10.42%	$65,993	4.00%	$82,492	5.00%

	Actual		Minimum For Capital Adequacy Purposes		Minimum to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets:
Consolidated	$163,609	13.62%	$48,040	4.00%
Peoples Bank	157,758	13.09	48,192	4.00	$72,228	6.00%
Total capital to risk-weighted assets:
Consolidated	171,677	14.29	96,080	8.00
Peoples Bank	165,836	13.76	96,384	8.00	120,480	10.00
Tier 1 capital to average assets:
Consolidated	163,609	10.12	64,664	4.00
Peoples Bank	$157,758	9.79%	$64,484	4.00%	$80,605	5.00%

19. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

20. Comprehensive Income:

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2014 and 2013 are as follows:

December 31	2014	2013
Net unrealized gain on investment securities available-for-sale	$6,292	$2,810
Income tax expense (benefit)	2,202	984

Net of income taxes	4,090	1,826

Benefit plan adjustments	(7,567)	(3,883)
Income tax expense (benefit)	(2,648)	(1,359)

Net of income taxes	(4,919)	(2,524)

Accumulated other comprehensive loss	$(829)	$(698)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2014, 2013 and 2012 are as follows:

Year ended December 31	2014	2013	2012
Net gain on the sale of investment securities available-for-sale(1)	$(861)	$(163)	$(317)

Unrealized gain (loss) on investment securities available-for-sale	4,343	(3,882)	1,223

Benefit plans:
Amortization of actuarial loss (gain)(2)	92	276	136
Actuarial (loss) gain	(3,776)	3,366	(1,060)

Net change in benefit plan liabilities	(3,684)	3,642	(924)

Other comprehensive income (loss) gain before taxes	(202)	(403)	(18)
Income tax expense (benefit)	(71)	5	(6)

Other comprehensive income (loss)	$(131)	$(408)	$(12)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income.
(2)	Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

21. Summary of quarterly financial information (unaudited):

	2014
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,432	$15,482	$16,192	$15,850
Interest expense	1,687	1,727	1,642	1,586

Net interest income	14,745	13,755	14,550	14,264
Provision for loan losses	857	1,201	666	800

Net interest income after provision for loan losses	13,888	12,554	13,884	13,464
Noninterest income	3,560	3,778	4,380	3,533
Noninterest expense	11,287	12,239	11,084	11,323

Income before income taxes	6,161	4,093	7,180	5,674
Income tax expense	1,463	762	1,944	1,290

Net income	$4,698	$3,331	$5,236	$4,384

Per share data:
Net income	$0.62	$0.44	$0.70	$0.58
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	7,550,253	7,548,358	7,548,358	7,548,358

	2013
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$8,890	$8,737	$8,693	$11,050
Interest expense	1,033	961	952	1,223

Net interest income	7,857	7,776	7,741	9,827
Provision for loan losses	300	500	525	1,036

Net interest income after provision for loan losses	7,557	7,276	7,216	8,791
Noninterest income	2,826	3,057	3,027	2,852
Noninterest expense	7,125	6,856	7,365	15,050

Income (loss) before income taxes	3,258	3,477	2,878	(3,407)
Income tax expense (benefit)	737	633	392	(1,277)

Net income (loss)	$2,521	$2,844	$2,486	$(2,130)

Per share data:
Net income (loss)	$0.56	$0.64	$0.56	$(0.39)
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	4,467,261	4,467,261	4,473,846	5,515,199

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2014, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2014.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States), has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm”.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Scott A. Seasock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited Peoples Financial Services Corp. and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Peoples Financial Services Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

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

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 16, 2015

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/s/ Scott A. Seasock Scott A. Seasock	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

/s/ Joseph G. Cesare Joseph G. Cesare	Director	March 16, 2015

/s/ James G. Keisling James G. Keisling	Director	March 16, 2015

/s/ P. Frank Kozik P. Frank Kozik	Director	March 16, 2015

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 16, 2015

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 16, 2015

/s/ Robert Naismith Robert Naismith	Director	March 16, 2015

/s/ James B. Nicholas James B. Nicholas	Director	March 16, 2015

/s/ Emily Perry Emily Perry	Director	March 16, 2015

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 16, 2015

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 16, 2015

/s/ Earle A. Wootton Earle A. Wootton	Director	March 16, 2015

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 16, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger between Peoples Financial Services Corp. and Penseco Financial Services Corporation dated as of June 28, 2013 (incorporated by reference to Annex A to registrant’s prospectus, dated October 10, 2013, filed on October 10, 2013 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed August 13, 2013, as amended (File No. 333-190587)) Registrant agrees to furnish copies of Schedules to the Securities and Exchange Commission upon request.

2.2	Amendment No. 1 to Agreement and Plan of Merger between Peoples Financial Services Corp. and Penseco Financial Services Corporation dated as of September 17, 2013 (incorporated by reference to Annex A to registrant’s prospectus, dated October 10, 2013, filed on October 10, 2013 pursuant to Rule 424(b) under the Securities Act in connection with registrant’s registration statement on Form S-4 originally filed August 13, 2013, as amended (File No. 333-190587))

2.3	Agreement and Plan of Merger by and among Penseco Financial Services Corporation, Penn Security Bank and Trust Company and Old Forge Bank, dated as of December 5, 2008 (incorporated by reference to Exhibit 2.1 to Penseco’s current report on Form 8-K filed with the SEC on December 10, 2008)

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).

3.2	Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on December 2, 2013)

4.1	The Registrant will furnish to the SEC upon request copies of the instruments defining the rights of the Federal Home Loan Bank of Pittsburgh with respect to the Registrant’s long-term debt.

10.1	Peoples Financial Services Corp. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 1998)*

10.2	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).**

10.3	Penseco Financial Services Corporation 2008 Long Term Incentive Plan (incorporated by reference to Annex A of Penseco’s proxy statement on Schedule 14A filed with the SEC on March 17, 2008)*

10.4	Form of Restricted Stock or Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.5	Form of Stock Option and/or Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.3 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.6	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.4 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.7	Peoples Neighborhood Bank Amended and Restated Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 1998)*

10.8	Penn Security Bank & Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2010 (incorporated by reference to Exhibit 10.8 to Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

E-1

Exhibit No.	Description of Exhibit
10.9	Peoples Neighborhood Bank’s Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to registrant’s registration statement on Form S-4 (File No. 333-190587) filed with the SEC on September 20, 2013)*

10.10	Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.11	Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of Penseco’s current report on Form 8-K filed with the SEC on January 7, 2011)*

10.12	Penn Security Bank & Trust Company Deferred Compensation Plan No. 2 (incorporated by reference to Appendix D of Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on January 7, 2011)*

10.13	Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.14	Stock Appreciation Rights Agreement by and between Penseco Financial Services Corporation and Craig W. Best dated as of January 3, 2006 (incorporated by reference to Exhibit 10 to Penseco’s annual report on Form 10-K filed with the SEC on March 16, 2006)*

10.16	Employment Agreement with Scott A. Seasock (incorporated by reference to Exhibit 10.16 to the registrant’s Form 8-K filed with the Commission on January 18, 2011)*

10.17	Supplemental Executive Retirement Plan by and between Scott A. Seasock and Peoples Bank, dated May 8, 2012 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 8-K filed with the Commission on May 11, 2012)*

10.18	Termination Agreement with Debra E. Dissinger (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-25G filed with the Commission on March 4, 1998)*

10.19	Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*

10.20	Amendment to Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.22	Employment Agreement dated as of December 1, 2013, by and among Peoples, Peoples Bank and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.24	Consulting Agreement dated as of December 2, 2013, between Peoples, Peoples Bank and Alan W. Dakey (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.25	Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.26	Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

E-2

Exhibit No.	Description of Exhibit
10.27	Supplemental Director Retirement Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*

10.28	Amendment to Supplemental Director Retirement Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.29	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*

10.30	Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.31	Supplemental Executive Retirement Plan Agreement, dated April 22, 2014, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.32	Employment Agreement dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin.

21.1	List of Subsidiaries

24.1	Power of Attorney (Included as part of signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant

32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	- Management contract or compensatory plan or arrangement

E-3