Form 10-Q
period 2015-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2015-05-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,548,358 at April 30, 2015.

Exhibit index on page 48

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2015

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$24,193	$24,656
Interest-bearing deposits in other banks	6,813	6,770
Federal funds sold	8,625
Investment securities:
Available-for-sale	280,300	339,586
Held-to-maturity: Fair value March 31, 2015, $14,729; December 31, 2014, $15,215	14,172	14,665

Total investment securities	294,472	354,251
Loans held for sale	3,101	3,486
Loans, net	1,237,168	1,209,894
Less: allowance for loan losses	10,803	10,338

Net loans	1,226,365	1,199,556
Premises and equipment, net	26,117	25,433
Accrued interest receivable	4,922	5,580
Goodwill	63,370	63,370
Intangible assets	5,197	5,501
Other assets	50,786	53,066

Total assets	$1,713,961	$1,741,669

Liabilities:
Deposits:
Noninterest-bearing	$305,037	$313,498
Interest-bearing	1,111,241	1,112,060

Total deposits	1,416,278	1,425,558
Short-term borrowings		19,557
Long-term debt	32,318	33,140
Accrued interest payable	460	574
Other liabilities	15,447	16,061

Total liabilities	1,464,503	1,494,890

Stockholders’ equity:
Common stock: par value $2.00, authorized 25,000,000 shares; issued 7,548,358 shares	15,097	15,097
Capital surplus	140,232	140,214
Retained earnings	95,000	92,297
Accumulated other comprehensive loss	(871)	(829)

Total stockholders’ equity	249,458	246,779

Total liabilities and stockholders’ equity	$1,713,961	$1,741,669

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2015	2014
Interest income:
Interest and fees on loans:
Taxable	$13,340	$14,000
Tax-exempt	559	635
Interest and dividends on investment securities:
Taxable	900	928
Tax-exempt	805	829
Dividends	9	16
Interest on interest-bearing deposits in other banks	8	10
Interest on federal funds sold	7	14

Total interest income	15,628	16,432

Interest expense:
Interest on deposits	1,268	1,357
Interest on short-term borrowings	8	34
Interest on long-term debt	259	296

Total interest expense	1,535	1,687

Net interest income	14,093	14,745
Provision for loan losses	750	857

Net interest income after provision for loan losses	13,343	13,888

Noninterest income:
Service charges, fees and commissions	1,612	1,624
Merchant services income	790	894
Commission and fees on fiduciary activities	459	567
Wealth management income	205	187
Mortgage banking income	222	99
Life insurance investment income	189	189
Net gain on sale of investment securities available-for-sale	832

Total noninterest income	4,309	3,560

Noninterest expense:
Salaries and employee benefits expense	5,233	5,168
Net occupancy and equipment expense	2,468	1,733
Merchant services expense	533	565
Amortization of intangible assets	305	343
Acquisition related expense		608
Other expenses	2,555	2,870

Total noninterest expense	11,094	11,287

Income before income taxes	6,558	6,161
Income tax expense	1,514	1,463

Net income	5,044	4,698

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale	767	2,394
Reclassification adjustment for net gain on sales included in net income	(832)

Other comprehensive income (loss)	(65)	2,394
Income tax expense (benefit) related to other comprehensive income (loss)	(23)	838

Other comprehensive income (loss), net of income taxes	(42)	1,556

Comprehensive income	$5,002	$6,254

Per share data:
Net income:
Basic	$0.67	$0.62
Diluted	$0.67	$0.62
Average common shares outstanding:
Basic	7,548,358	7,550,253
Diluted	7,548,358	7,580,480
Dividends declared	$0.31	$0.31

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2015	$15,097	$140,214	$92,297	$(829)		$246,779
Net income			5,044			5,044
Other comprehensive loss, net of income taxes				(42)		(42)
Dividends declared: $0.31 per share			(2,341)			(2,341)
Stock based compensation		18				18

Balance, March 31, 2015	$15,097	$140,232	$95,000	(871)		$249,458

Balance, January 1, 2014	$15,614	$146,109	$84,008	$(698)	$(6,241)	$238,792
Net income			4,698			4,698
Other comprehensive income, net of income taxes				1,556		1,556
Dividends declared: $0.31 per share			(2,341)			(2,341)
Shares retired: 3,386 shares	(7)	(102)				(109)
Reissuance under option plan: 600 shares		28			11	39
Repurchase and held: 1,800 shares					(70)	(70)

Balance, March 31, 2014	$15,607	$146,035	$86,365	$858	$(6,300)	$242,565

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2015	2014
Cash flows from operating activities:
Net income	$5,044	$4,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	388	574
Amortization of deferred loan costs	132	22
Amortization of intangibles	305	343
Net accretion of purchase accounting adjustments on tangible assets	(292)	(864)
Provision for loan losses	750	857
Net gain on sale of other real estate owned	(30)	(22)
Net loss on disposal of equipment		63
Loans originated for sale	(5,300)	(2,169)
Proceeds from sale of loans originated for sale	5,907	2,104
Net loss (gain) on sale of loans originated for sale	(222)	6
Net amortization of investment securities	1,022	1,043
Net gain on sale of investment securities	(832)
Life insurance investment income	(189)	(189)
Deferred income tax benefit	(142)
Stock based compensation	18
Net change in:
Accrued interest receivable	658	500
Other assets	710	(1,962)
Accrued interest payable	(114)	(113)
Other liabilities	(452)	2,239

Net cash provided by operating activities	7,361	7,130

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	50,981	60
Proceeds from repayments of investment securities:
Available-for-sale	9,835	12,634
Held-to-maturity	482	675
Purchases of investment securities:
Available-for-sale	(1,774)	(13,841)
Held-to-maturity
Net redemption of restricted equity securities	1,555
Net increase in lending activities	(27,689)	(798)
Purchases of premises and equipment	(1,097)	(122)
Proceeds from sale of other real estate owned	338	193

Net cash provided by (used in) investing activities	32,631	(1,199)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,081)	24,855
Repayment of long-term debt	(808)	(890)
Net increase (decrease) in short-term borrowings	(19,557)	487
Redemption of common stock		(70)
Purchase of treasury stock		(70)
Cash dividends paid	(2,341)	(2,341)

Net cash provided by (used in) financing activities	(31,787)	21,971

Net increase in cash and cash equivalents	8,205	27,902
Cash and cash equivalents at beginning of year	31,426	51,310

Cash and cash equivalents at end of year	$39,631	$79,212

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2015	2014
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,649	$2,110
Income taxes
Noncash items:
Transfers of loans to other real estate	$71	$201
Retirement of treasury shares

Acquisition:
Fair value of assets acquired:
Loans, net	$104	$580
Premises and equipment	(25)	(25)
Core deposit and other intangible assets	(304)	(343)

	$(225)	$212

Fair value of liabilities assumed:
Deposits	$199	$296
Long-term debt	14	13

	$213	$309

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiaries, Peoples Advisors, LLC and Penseco Realty, Inc. (collectively, the “Company” or “Peoples”). The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2015, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent accounting standards:

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01 which eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on the operating results or financial position of the Company.

In February 2015, the FASB issued ASU 2015-02 which changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), as well as structured vehicles such as collateralized debt obligations. The ASU simplifies U.S. GAAP by eliminating entity specific consolidation guidance for limited partnerships. It also revises other aspects of the consolidation analysis, including how kick-out rights, fee arrangements and related parties are assessed. The amendments rescind the indefinite deferral of FASB Statement 167 for certain investment funds and replace it with a permanent scope exception for money market funds. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the operating results or financial position of the Company.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Net unrealized gain on investment securities available-for-sale	$6,227	$6,292
Related income taxes	2,179	2,202

Net of income taxes	4,048	4,090

Benefit plan adjustments	(7,567)	(7,567)
Related income taxes	(2,648)	(2,648)

Net of income taxes	(4,919)	(4,919)

Accumulated other comprehensive loss	$(871)	$(829)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2015 and 2014 is as follows:

Three months ended March 31	2015	2014
Unrealized gain on investment securities available-for-sale	$767	$2,394
Net gain on the sale of investment securities available-for-sale (1)	(832)

Other comprehensive income (loss) gain before taxes	(65)	2,394
Income taxes expense (benefit)	(23)	838

Other comprehensive income (loss)	$(42)	$1,556

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income.

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

	2015		2014
For the three months ended March 31	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$5,044	$5,044	$4,698	$4,698
Average common shares outstanding (Denominator)	7,548,358	7,548,358	7,550,253	7,580,480
Earnings per share	$0.67	$0.67	$0.62	$0.62

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2015 and December 31, 2014 are summarized as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government-sponsored enterprises	$95,683	$487	$22	$96,148
State and municipals:
Taxable	16,447	1,063	15	17,495
Tax-exempt	83,133	4,563	47	87,649
Mortgage-backed securities:
U.S. Government agencies	35,339	154	93	35,400
U.S. Government-sponsored enterprises	43,471	286	149	43,608

Total	$274,073	$6,553	$326	$280,300

Held-to-maturity:
Tax-exempt state and municipals	$7,370	$103	$33	$7,440
Mortgage-backed securities:
U.S. Government agencies	96	1		97
U.S. Government-sponsored enterprises	6,706	486		7,192

Total	$14,172	$590	$33	$14,729

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

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2015, is summarized as follows:

March 31, 2015	Fair Value
Within one year	$32,644
After one but within five years	80,316
After five but within ten years	28,954
After ten years	59,378

201,292
Mortgage-backed securities	79,008

Total	$280,300

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2015, is summarized as follows:

March 31, 2015	Amortized Cost	Fair Value
Within one year
After one but within five years	$326	$334
After five but within ten years	176	182
After ten years	6,868	6,924

	7,370	7,440
Mortgage-backed securities	6,802	7,289

Total	$14,172	$14,729

Securities with a carrying value of $207,895 and $216,192 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2015 and December 31, 2014, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government-sponsored enterprises	$7,970	$12	$2,999	$10	$10,969	$22
State and municipals:
Taxable			554	15	554	15
Tax-exempt	14,234	61	787	19	15,021	80
Mortgage-backed securities:
U.S. Government agencies	14,885	62	3,790	31	18,675	93
U.S. Government-sponsored enterprises	19,098	149			19,098	149

Total	$56,187	$284	$8,130	$75	$64,317	$359

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

The Company had 63 investment securities, consisting of 36 tax-exempt state and municipal obligations, one taxable state and municipal obligation, three U.S. Government-sponsored enterprise securities, and 23 mortgage-backed securities that were in unrealized loss positions at March 31, 2015. Of these securities, one U.S. Government-sponsored enterprise security, one taxable state and municipal obligation, two mortgage-backed securities and two tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2015. There was no OTTI recognized for the three months ended March 31, 2015 and 2014.

The Company had 52 investment securities, consisting of 16 tax-exempt state and municipal obligations, one taxable state and municipal obligation, nine U.S. Government-sponsored enterprise securities and 26 mortgage-backed securities that were in unrealized loss positions at December 31, 2014. Of these securities, two U.S. Government-sponsored enterprise securities, four tax-exempt state and municipal securities, and one taxable state and municipal obligation were in a continuous unrealized loss position for twelve months or more.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2015 and December 31, 2014 are summarized as follows. Net deferred loan costs were $648 and $651 at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Commercial	$319,468	$319,590
Real estate:
Commercial	522,432	493,481
Residential	305,663	310,667
Consumer	89,605	86,156

Total	$1,237,168	$1,209,894

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2015 and 2014 are summarized as follows:

		Real estate
March 31, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance	$2,321	$3,037	$3,690	$1,290	$10,338
Charge-offs	(37)	(49)	(199)	(80)	(365)
Recoveries	61	1	5	13	80
Provisions	75	98	413	164	750

Ending balance	$2,420	$3,087	$3,909	$1,387	$10,803

		Real estate
March 31, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance	$2,008	$2,394	$3,135	$1,114	$8,651
Charge-offs	(347)	(28)	(240)	(68)	(683)
Recoveries			3	31	34
Provisions	300	107	350	100	857

Ending balance	$1,961	$2,473	$3,248	$1,177	$8,859

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2015 and December 31, 2014 is summarized as follows:

		Real estate
March 31, 2015	Commercial	Commercial	Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance	$2,420	$3,087		$3,909		$1,387		$10,803

Ending balance: individually evaluated for impairment	1,263	625		843		90		2,821

Ending balance: collectively evaluated for impairment	954	2,355		3,066		1,297		7,672

Ending balance: loans acquired with deteriorated credit quality	$203	$107	$		$			$310

Loans receivable:
Ending balance	$319,468	$522,432		$305,663		$89,605		$1,237,168

Ending balance: individually evaluated for impairment	2,631	4,757		3,853		101		11,342

Ending balance: collectively evaluated for impairment	315,524	516,295		301,752		$89,504		1,223,075

Ending balance: loans acquired with deteriorated credit quality	$1,313	$1,380		$58				$2,751

		Real estate
December 31, 2014	Commercial	Commercial	Residential	Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance	$2,321	$3,037	$3,690		$1,290		$10,338

Ending balance: individually evaluated for impairment	1,072	805	767		38		2,682

Ending balance: collectively evaluated for impairment	1,081	2,125	2,921		1,252		7,379

Ending balance: loans acquired with deteriorated credit quality	$168	$107	$2	$			$277

Loans receivable:
Ending balance	$319,590	$493,481	$310,667		$86,156		$1,209,894

Ending balance: individually evaluated for impairment	2,595	5,084	4,001		127		11,807

Ending balance: collectively evaluated for impairment	315,642	487,024	306,608		$86,029		1,195,303

Ending balance: loans acquired with deteriorated credit quality	$1,353	$1,373	$58				$2,784

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2015 and December 31, 2014:

March 31, 2015:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$307,690	$6,802	$4,976		$319,468
Real estate:
Commercial	503,620	9,885	8,927		522,432
Residential	296,500	1,065	8,098		305,663
Consumer	89,504		101		89,605

Total	$1,197,314	$17,752	$22,102		$1,237,168

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

December 31, 2014:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$306,066	$6,135	$7,389		$319,590
Real estate:
Commercial	472,270	9,858	11,353		493,481
Residential	300,299	2,123	8,245		310,667
Consumer	86,037	13	106		86,156

Total	$1,164,672	$18,129	$27,093		$1,209,894

Information concerning nonaccrual loans by major loan classification at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
Commercial	$2,366	$1,322
Real estate:
Commercial	3,781	3,732
Residential	3,331	3,523
Consumer	97	122

Total	$9,575	$8,699

The major classifications of loans by past due status are summarized as follows:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$543	$43	$2,366	$2,952	$316,516	$319,468
Real estate:
Commercial	1,689	220	3,781	5,690	516,742	522,432
Residential	3,811	1,065	4,106	8,982	296,681	305,663	$775
Consumer	679	170	559	1,408	88,197	89,605	462

Total	$6,722	$1,498	$10,812	$19,032	$1,218,136	$1,237,168	$1,237

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$898	$117	$1,322	$2,337	$317,253	$319,590
Real estate:
Commercial	2,100	888	3,868	6,856	486,625	493,481	$136
Residential	3,154	1,239	4,585	8,978	301,689	310,667	1,062
Consumer	848	247	547	1,642	84,514	86,156	425

Total	$7,000	$2,491	$10,322	$19,813	$1,190,081	$1,209,894	$1,623

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables summarize information concerning impaired loans at and for the period ended March 31, 2015, December 31, 2014 and March 31, 2014, by major loan classification:

				For the Quarter Ended
March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,319	$3,900		$2,349	$20
Real estate:
Commercial	2,198	2,936		2,565	19
Residential	2,272	2,456		2,472	1
Consumer	11	11		47

Total	6,800	9,303		7,433	40

With an allowance recorded:
Commercial	1,625	1,625	$1,466	1,597	$14
Real estate:
Commercial	3,939	3,939	732	3,732	17
Residential	1,639	1,639	843	1,513	10
Consumer	90	90	90	67

Total	7,293	7,293	3,131	6,909	41

Commercial	3,944	5,525	1,466	3,946	34
Real estate:
Commercial	6,137	6,875	732	6,297	36
Residential	3,911	4,095	843	3,985	11
Consumer	101	101	90	114

Total	$14,093	$16,596	$3,131	$14,342	$81

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

				For the Year Ended
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$2,379	$4,084		$2,669	141
Real estate:
Commercial	2,932	3,690		7,944	120
Residential	2,672	2,857		2,731	4
Consumer	83	83		94

Total	8,066	10,714		13,438	265

With an allowance recorded:
Commercial	1,569	1,569	$1,240	1,787	$58
Real estate:
Commercial	3,525	3,525	912	2,293	28
Residential	1,387	1,387	769	590	10
Consumer	44	44	38	10	1

Total	6,525	6,525	2,959	4,680	97

Commercial	3,948	5,653	1,240	4,456	199
Real estate:
Commercial	6,457	7,215	912	10,237	148
Residential	4,059	4,244	769	3,321	14
Consumer	127	127	38	104	1

Total	$14,591	$17,239	$2,959	$18,118	$362

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

Included in the commercial loan and residential and commercial real estate categories are troubled debt restructurings that are classified as impaired. Trouble debt restructurings totaled $2,967 at March 31, 2015, $2,933 at December 31, 2014 and $1,924 at March 31, 2014.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

There were four loans modified as troubled debt restructurings for the three months ended March 31, 2015, in the amount of $384. There were no loans modified as troubled debt restructurings for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, there were no defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at March 31, 2015, and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Other real estate owned	$324	$561
Investment in residential housing program	4,178	4,329
Mortgage servicing rights	623	676
Bank owned life insurance	30,177	29,983
Restricted equity securities	2,132	3,687
Other assets	13,352	13,830

Total	$50,786	$53,066

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

In conjunction with the 2013 merger with Penseco Financial Services Corporation (“Penseco”), the loans purchased were recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

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

The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the 2013 merger with Penseco compared to the cost of obtaining alternative funding such as brokered deposits from market sources. Management utilized an income valuation approach to present value the estimated future cash savings in order to determine the fair value of the intangible asset.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2015 and December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized as follows:

	Fair Value Measurement Using
March 31, 2015	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$96,148	$	$96,148	$
State and Municipals:
Taxable	17,495		17,495
Tax-exempt	87,649		87,649
Mortgage-backed securities:
U.S. Government agencies	35,400		35,400
U.S. Government-sponsored enterprises	43,608		43,608

Total	$280,300	$	$280,300	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

		Fair Value Measurement Using
December 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$48,550	$48,550		$
U.S. Government-sponsored enterprises	96,245		$96,245
State and Municipals:
Taxable	17,407		17,407
Tax-exempt	92,901		92,901
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	37,476		37,476
U.S. Government-sponsored enterprises	47,007		47,007

Total	$339,586	$48,550	$291,036	$

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014 are summarized as follows:

		Fair Value Measurement Using
March 31, 2015	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,862			$4,862
Other real estate owned	$159			$159

		Fair Value Measurement Using
December 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,414			$4,414
Other real estate owned	$218			$218

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,862	Appraisal of collateral	Appraisal adjustments	13.3% to 51.1% (23.0%	)
			Liquidation expenses	3.0% to 6.0% (5.4%	)
Other real estate owned	$159	Appraisal of collateral	Appraisal adjustments	19.7% to 77.9% (37.3%	)
			Liquidation expenses	3.0% to 6.0% (5.0%	)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,414	Appraisal of collateral	Appraisal adjustments	2.6% to 61.1% (24.5%	)
			Liquidation expenses	3.0% to 6.0% (5.5%	)
Other real estate owned	$218	Appraisal of collateral	Appraisal adjustments	19.7% to 47.8% (30.5%	)
			Liquidation expenses	3.0% to 6.0% (5.0%	)

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

The carrying and fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
March 31, 2015	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$39,631	$39,631	$39,631
Investment securities:
Available-for-sale	280,300	280,300		$280,300
Held-to-maturity	14,172	14,729		14,729
Loans held for sale	3,101	3,107		3,107
Net loans	1,226,365	1,238,915			$1,238,915
Accrued interest receivable	4,922	4,922		4,922
Mortgage servicing rights	623	1,466		1,466
Restricted equity securities	2,132	2,132		2,132

Total	$1,571,246	$1,585,202

Financial liabilities:
Deposits	$1,416,278	$1,418,370		1,418,370
Long-term debt	32,318	34,133		34,133
Accrued interest payable	460	460		$460

Total	$1,449,056	$1,452,963

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

			Fair Value Hierarchy
December 31, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,426	$31,426	$31,426
Investment securities:
Available-for-sale	339,586	339,586	$48,550	$291,036
Held-to-maturity	14,665	15,215		15,215
Loans held for sale	3,486	3,492		3,492
Net loans	1,199,556	1,210,369			$1,210,369
Accrued interest receivable	5,580	5,580		5,580
Mortgage servicing rights	676	1,466		1,466
Restricted equity securities	3,687	3,687		3,687

Total	$1,598,662	$1,610,821

Financial liabilities:
Deposits	$1,425,558	$1,427,081		1,427,081
Short-term borrowings	19,557	19,557		19,557
Long-term debt	33,140	34,772		34,772
Accrued interest payable	574	574		$574

Total	$1,478,829	$1,481,984

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”), an Employees’ Pension Plan, which is currently frozen, and a Postretirement Plan Life Insurance plan which was curtailed in 2013.

Salaries and employee benefits expense includes approximately $279 and $250 relating to the employee benefit plans for the three months ended March 31, 2015 and 2014.

Components of net periodic benefit income are as follows:

	Pension Benefits
Three months ended March 31,	2015	2014
Net periodic pension income:
Service cost
Interest cost	$174	$169
Expected return on plan assets	(233)	(227)
Amortization of prior service cost
Amortization of unrecognized net loss	50	23

Net periodic pension income	$(9)	$(35)

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of the 2013 merger with Penseco; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in reports we file with the Securities and Exchange Commission from time to time.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2014. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

Fiscal policy initiatives enacted by the Federal Open Market Committee (“FOMC”) during the first quarter of 2015 were limited to changing of language used in its policy statements. The FOMC dropped the word “patient” when discussing a move toward normalizing monetary policy from the March minutes, replacing it with “reasonable confidence” when referring to attaining their inflation target of 2.0 percent. Economic performance for the first quarter of 2015 was sluggish. Economic indicators throughout the latter part of 2014 and into 2015 pointed to an improving economy. However, the tough winter experienced throughout much of the country caused the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, to slow in the first quarter of 2015 to a seasonally adjusted growth rate of 0.2 percent, much weaker than the 2.4 percent experienced in 2014 and the 2.2 percent in 2013. In light of the disappointing economic indicators and lack of inflationary pressure, the FOMC moderated its assessment of the pace of economic expansion. The consumer price index (“CPI”) declined 1.3 percent annualized during the first quarter of 2015. While a majority of economists expect the FOMC to raise short-term rates as early as June, the mixed to negative economic data has pushed longer term treasury yields down. Accordingly, a flat yield curve would increase the pressure on bank margins.

Review of Financial Position:

Total assets declined $27,708 or at an annual rate of 6.5% to $1,713,961 at March 31, 2015, from $1,741,669 at December 31, 2014. The balance sheet decline during the first quarter of 2015 was centered mainly on decreases in investment securities. Investment securities available-for-sale decreased $59,286 in the first quarter of 2015. Loans, net increased to $1,237,168 at March 31, 2015, compared to $1,209,894 at December 31, 2014, an increase of $27,274 or 9.1% annualized. Total, deposits decreased $9,280, to $1,416,278 at March 31, 2015 from $1,425,558 at year-end December 31, 2014. Interest-bearing deposits decreased $819, while noninterest-bearing deposits declined $8,461. Total stockholders’ equity increased $2,679 from $246,779 at year-end 2014 to $249,458 at March 31, 2015. For the three months ended March 31, 2015, total assets averaged $1,711,339, an increase of $16,269 or 0.95%, from $1,695,070 for the same period of 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $280,300 at March 31, 2015, a decrease of $59,286, or 17.5% from $339,586 at December 31, 2014. The decrease was primarily a result of the sale of U.S. Treasury securities in response to changes in the slope of the yield curve and in order to fund increased loan demand. Investment securities held-to-maturity totaled $14,172 at March 31, 2015, a decrease of $493, or 3.4% from $14,665 at December 31, 2014 due to payments received from mortgage backed holdings.

For the three months ended March 31, 2015, the investment portfolio averaged $313,075, a decrease of $6,723 or 2.1% compared to $319,798 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 3 basis points to 2.78% for the three months ended March 31, 2015, from 2.81% for the comparable period of 2014. The yield decline is the result of decreasing reinvestment yields.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $4,048, net of income taxes of $2,179, at March 31, 2015, and $4,090, net of income taxes of $2,202, at December 31, 2014.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we seek to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Continuing the momentum of a strong fourth quarter in 2014, loan growth was again robust in the first quarter of 2015. Loans, net increased to $1,237,168 at March 31, 2015 from $1,209,894 at December 31, 2014, an increase of $27,274 or 9.1% annualized. The growth reflected increases in commercial real estate loans and consumer loans, partially offset by decreases in commercial loans and residential real estate loans. Commercial real estate loans increased $28,951 or 23.8% annualized, to $522,432 at March 31, 2015 compared to $493,481 at December 31, 2014. Commercial loans decreased $122, or 0.2% annualized, to $319,468 at March 31, 2015 compared to $319,590 at December 31, 2014.

Weakness in residential real estate markets have further cut into the wealth of consumers. Home sales were hampered in the first quarter of 2015 due to severe winter conditions throughout much of the nation. Residential real estate loans decreased $5,004, or 6.5% annualized, to $305,663 at March 31, 2015 compared to $310,667 at December 31, 2014. Conversely, consumer loans increased $3,449, or 16.2% annualized, to $89,605 at March 31, 2015 compared to $86,156 at December 31, 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended March 31, 2015, loans, net averaged $1,225,769, an increase of $44,288 or 3.7% compared to $1,181,481 for the same period of 2014. The tax-equivalent yield on the loan portfolio was 4.70% for the three months ended March 31, 2015, which was 44 basis points less than the comparable period last year. Interest income on loans included accretion recognized on loans acquired as part of the 2013 merger with Penseco of $225 in the first quarter of 2015 and $1,055 in the comparable period of 2014.

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

Unused commitments at March 31, 2015, totaled $260,105, consisting of $234,783 in unfunded commitments of existing loan facilities and $25,322 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2014, totaled $266,570, consisting of $235,961 in unfunded commitments of existing loans and $30,609 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2015 and 2014, are summarized as follows:

	March 31, 2015	March 31, 2014
United States	5.5%	6.6%
Pennsylvania (statewide)	5.7%	6.6%
Lackawanna County	6.3%	7.7%
Lehigh County	5.9%	6.7%
Luzerne County	7.1%	8.5%
Monroe County	7.0%	8.5%
Susquehanna County	6.4%	6.5%
Wayne County	7.4%	7.4%
Wyoming County	6.8%	8.8%
New York (statewide)	6.4%	7.1%
Broome County	6.9%	7.4%

The employment conditions improved for the Nation, Pennsylvania, New York as well as seven of the eight counties representing our market areas in Pennsylvania and New York from one year ago. Despite the overall improvements, employment conditions continued to be somewhat weak as unemployment levels remained elevated compared to historical levels.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our asset quality declined slightly in the first quarter of 2015. Nonperforming assets increased $414 or 3.8% to $11,297 at March 31, 2015, from $10,883 at December 31, 2014. We experienced decreases in other real estate owned and accruing loans past due 90 days or more. However, those decreases were outweighed by an increase in nonaccrual and restructured loans. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.91% at March 31, 2015 compared to 0.90% at December 31, 2014.

Loans on nonaccrual status increased $876 to $9,575 at March 31, 2015 from $8,699 at December 31, 2014. The increase from year end was due primarily to an increase of $1,044 in commercial loans on nonaccrual status. Retail loans, including residential real estate and consumer loans on nonaccrual status declined $217. Accruing loans past due 90 days or more decreased $386 to $1,237 at March 31, 2015 when compared to $1,623 at December 31, 2014. Other real estate owned decreased $237 to $324 at March 31, 2015 when compared to $561 at December 31, 2014.

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

The allowance for loan losses increased $465 to $10,803 at March 31, 2015, from $10,338 at the end of 2014. For the three months ended March 31, 2015, net charge-offs were $285 or 0.09% of average loans outstanding in 2015, a $364 decrease compared to $649 or 0.22% of average loans outstanding in the first quarter of 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Deposits:

The majority of our deposits are attracted from within our eight county market area that stretches from the Lehigh Valley in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. During the three months ended March 31, 2015, total deposits decreased $9,280, or 2.6% annualized, to $1,416,278 from $1,425,558 at December 31, 2014. Growth was experienced in savings accounts while the other classifications declined. Savings deposits increased $10,570, or 10.9% annualized, to $402,522 at March 31, 2015, from $391,952 at December 31, 2014. All other deposit categories decreased in the first quarter of 2015 due to cyclical trends. Interest-bearing transaction accounts, including NOW and money market accounts, decreased $1,624, or 1.5% annualized, to $450,742 at March 31, 2015, from $452,366 at December 31, 2014. Demand deposits, decreased $8,461, or 11.0% annualized, to $305,037 at March 31, 2015, compared to $313,498 at December 31, 2014. Time deposits less than $100 decreased $4,302, or 9.1% annualized, to $187,588 at March 31, 2015, compared to $191,890 at December 31, 2014 while time deposits of $100 or more were down $5,463, or 29.2% annualized, to $70,389 at March 31, 2015, compared to $75,852 at December 31, 2014.

For the quarter ended March 31, 2015, average total deposits increased $24,411 to $1,408,080, compared to $1,383,669 for the same period of 2014. Average noninterest-bearing deposits grew $23,582, while average interest-bearing accounts increased $829. Our cost of interest-bearing deposits decreased 4 basis points to 0.46% for the three months ended March 31, 2015, from 0.50% for the three months ended March 31, 2014.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

We had no short-term borrowings at March 31, 2015 as compared to $19,557 at December 31, 2014. Long-term debt was $32,318 at March 31, 2015, compared to $33,140 at December 31, 2014. The reduction was a product of monthly contractual amortized payments made during the first quarter of 2015.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our cumulative one-year RSA/RSL ratio equaled 2.24% at March 31, 2015. Given the length of time that market rates have been at historical lows and the potential for rates to rise in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at March 31, 2015, indicates that the amount of RSA repricing within one year would exceed that of RSL, which would result in an increase in net interest income from rising market rates. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2015, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2015 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to maintain a favorable IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis related to our reliance on noncore funds to fund our investments and loans maturing after March 31, 2015. Our noncore funds at March 31, 2015, were comprised of time deposits in denominations of $100 or more, repurchase agreements and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2015, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 5.4%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled -0.5%. Comparatively, our overall noncore dependence ratio improved from year-end 2014 when it was 10.0%. Similarly, our net short-term noncore funding dependence ratio was 4.1% at year-end, indicating that our reliance on short-term noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $8,205 during the three months ended March 31, 2015. Cash and cash equivalents increased $27,902 for the same period last year. For the three months ended March 31, 2015, net cash inflows of $7,361 from operating activities and $32,631 from investing activities were partially offset by a $31,787 net cash outflow from financing activities. For the same period of 2014, net cash inflows of $21,971 from financing activities and $7,130 from operating activities were partially offset by a $1,199 net cash outflow from investing activities.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Financing activities used net cash of $31,787 for the three months ended March 31, 2015, and provided $21,971 for the same three months of 2014. Deposit gathering is our predominant financing activity. During the first three months of 2015 deposits declined compared to the same period last year. The net decrease in deposits totaled $9,081 in 2015. Comparatively, deposit gathering provided net cash of $24,855 for the same period of 2014. Short-term borrowings also declined $19,557 contributing to the net use of funds.

Operating activities provided net cash of $7,361 for the three months ended March 31, 2015, and $7,130 for the same three months of 2014. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities provided net cash of $32,631 for the three months ended March 31, 2015, compared to using $1,199 for the same period of 2014. In 2015, proceeds from the sale of investment securities available-for-sale brought in a significant amount of cash while in 2014, an increase in investment portfolio activities was the primary factor causing a net cash outflow from investing activities.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $249,458 or $33.05 per share at March 31, 2015, compared to $246,779 or $32.69 per share at December 31, 2014. Net income of $5,044 for the three months ended March 31, 2015 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,341, stock based compensation of $18, and other comprehensive losses resulting from market value fluctuations in the investment portfolio of $42.

Dividends declared equaled $0.31 per share for the first quarter of 2015 and 2014, representing a dividend payout ratio of 46.4% in 2015 and 49.8% in 2014. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

In July 2013, the Board of Directors of the FRB approved the Basel III interim final rule (“Basel III”) which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include: (i) a new regulatory capital measure, Common Equity Tier 1 (“CET1”), which is limited to capital elements of the highest quality; (ii) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1; (iii) changes in calculation of some risk-weighted assets and off-balance sheet exposure; and (iv) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our bank on January 1, 2015 and reporting began with the March 31, 2015 call report.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2015, the Bank’s Tier 1 capital to total average assets was 10.88% as compared to 10.42% at December 31, 2014. The Bank’s Tier 1 capital to risk weighted asset ratio was 15.19% and the total capital to risk weighted asset ratio was 16.11% at March 31, 2015. These ratios were 14.28% and 15.15% at December 31, 2014. The Bank’s common equity Tier 1 to risk weighted asset ratio was 15.19 at March 31, 2015. The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2015.

Review of Financial Performance:

Net income for the first quarter of 2015 equaled $5,044 or $0.67 per share compared to $4,698 or $0.62 per share for the first quarter of 2014. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.20% for the first quarter of 2015 compared to 1.12% for the same period of 2014. Return on average equity (“ROE”) indicates how effectively we generate net income on the capital invested by stockholders. Our ROE was 8.28% for the first quarter of 2015 compared to 8.01% for the first quarter of 2014. The results for the three months ended March 31, 2014 included pre-tax acquisition related expenses of $608. Gains on sale of investment securities were $832 thousand for the three months ended March 31, 2015, while there were no gains recognized for the comparable period in 2014.

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

For the three months ended March 31, 2015, tax-equivalent net interest income decreased $706 to $14,827 in 2015 from $15,533 in 2014. The net interest spread decreased to 3.74% for the three months ended March 31, 2015 from 3.94% for the three months ended March 31, 2014. The tax-equivalent net interest margin for the three months ended March 31 was 3.88% in 2015 compared to 4.09% in 2014. Loan accretion included in loan interest income in the first quarter of 2015 related to loans acquired in the fourth quarter of 2013 was $225, resulting in an increase in the tax-equivalent net interest margin of 6 basis points. Comparatively, loan accretion recognized in the first quarter of 2014 was $1,055 resulting in an increase in the tax-equivalent net interest margin of 28 basis points. Adjusting for the accretion, the tax equivalent net interest margin for the three months ended March 31 was 3.82% in 2015 and 3.81% in 2014. The tax-equivalent net interest margin for the fourth quarter of 2014 was 3.79%.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the three months ended March 31, 2015, tax-equivalent interest income decreased $858, to $16,362 as compared to $17,220 for the three months ended March 31, 2014. A volume variance in interest income of $2,766 attributable to changes in the average balance of earning assets was more than offset by a $3,624 unfavorable rate variance due to a reduction in the yield on earning assets. Specifically, the decrease was primarily due to declining yields on average earning assets which decreased 25 basis points for the first quarter of 2015 from the same period in 2014. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the three months ended March 31, 2015 to 4.28% as compared to 4.53% for the three months ended March 31, 2014. This was a result of the continuation of the low interest rate environment along with increased market competition. The yield earned on loans decreased 44 basis points for the first quarter of 2015 to 4.70% from 5.14% for the first quarter of 2014. Average loans increased to $1,225,769 for the quarter ended March 31, 2015 compared to $1,181,481 for the same period in 2014. The resulting tax-equivalent interest earned on loans was $14,200 for the three month period ended March 31, 2015 compared to $14,978 for the same period in 2014, a decrease of $778.

Total interest expense decreased $152 to $1,535 for the three months ended March 31, 2015 from $1,687 for the three months ended March 31, 2014. A favorable volume variance caused interest expenses to decrease $154. The average volume of interest bearing liabilities declined to $1,153,013 for the three months ended March 31, 2015, as compared to $1,166,766 for the three months ended March 31, 2014. The cost of funds decreased to 0.54% for the three months ended March 31, 2015 as compared to 0.59% for the same period in 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 35%.

			Three months ended
	March 2015			March 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$1,155,435	$13,340	4.68%	$1,096,793	$14,000	5.18%
Tax exempt	70,334	860	4.96	84,688	978	4.69
Investments
Taxable	219,360	909	1.68	216,173	944	1.77
Tax exempt	93,715	1,238	5.36	103,625	1,274	4.99
Interest bearing deposits	2,718	8	1.19	7,327	10	0.55
Federal funds sold	8,674	7	0.33	32,444	14	0.18

Total earning assets	1,550,236	16,362	4.28%	1,541,050	17,220	4.53%
Less: allowance for loan losses	10,447			8,495
Other assets	171,550			162,515

Total assets	1,711,339			$1,695,070

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	$197,795	188	0.39%	$217,123	173	0.32%
NOW accounts	251,628	225	0.36	210,997	183	0.35
Savings accounts	399,069	250	0.25	377,535	270	0.29
Time deposits less than $100	170,998	449	1.06	175,625	402	0.93
Time deposits $100 or more	90,424	156	0.70	127,805	329	1.04
Short term borrowings	10,373	8	0.31	21,351	34	0.65
Long-term debt	32,726	259	3.21	36,330	296	3.30
Total interest bearing liabilities	1,153,013	1,535	0.54%	1,166,766	1,687	0.59%

Non-interest bearing demand deposits	298,166			274,584
Other liabilities	13,240			15,767
Stockholders’ equity	246,920			237,953

Total liabilities and stockholders’ equity	$1,711,339			$1,695,070

Net interest income/spread		$14,827	3.74%		$15,533	3.94%

Net interest margin			3.88%			4.09%
Tax equivalent adjustments:
Loans		$301			$343
Investments		433			445

Total adjustments		$734			$788

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2015.

For the three months ended March 31, 2015, the provision for loan losses totaled $750. The provision for loan losses was $857 for the same period in 2014. Nonperforming assets totaled $11,297 at March 31, 2015 and $15,263 at March 31, 2014. The decrease in nonperforming assets was the main contributor to the decreased provision.

Noninterest Income:

Noninterest income for the first quarter rose $749 or 21.0% to $4,309 in 2015 from $3,560 in 2014. Service charges, fees and commissions decreased $12. Merchant services income decreased $104 to $790 for the first quarter of 2015 in comparison to $894 for the same period in 2014 as the monthly discount income accrual was reduced due to a lower volume of transactions. Income generated from commissions and fees on fiduciary and wealth management activities decreased $90 to $664 for the first quarter of 2015 compared to $754 for the first quarter of 2014. Mortgage banking income increased $123 to $222 for the first quarter of 2015 compared to $99 for the comparable period in 2014 as loans originated for sale volumes improved. This was due to a decline in 30 year mortgage rates which remained below 4.00% during the first three months of 2015. Gains on sale of investment securities were $832 for the three months ended March 31, 2015, while there were no gains recognized for the comparable period in 2014.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the first quarter of 2015, noninterest expense decreased $193 or 1.7% to $11,094 in 2015 from $11,287 in 2014. There were two categories of noninterest expense that increased in the first quarter of 2015 when compared to the same period of 2014, employee related expenses and net occupancy and equipment costs. Merchant services expense, amortization of intangible assets and other expenses all decreased when comparing the first quarters of 2015 and 2014.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,233 for the first quarter of 2015. The $65 or 1.3% increase was a result of employee benefit costs when comparing the two periods.

We experienced a $735 or 42.4% increase in net occupancy and equipment expense comparing the first quarters of 2015 and 2014. The increase in net occupancy and equipment expense was caused by multiple contributing factors. First and foremost, the first quarter of 2015 includes costs associated with the Lehigh Valley branch which had no comparable expense in the corresponding period in 2014. Additionally, the northeast experienced a harsh winter in 2015. Costs associated with snow removal and clean up to the 26 locations were increased when comparing the first three months of 2015 and 2014.

Merchant services expense decreased $32 or 5.7% to $533 for the three months ended March 31, 2015 from $565 for the same period in 2014. The decrease was a product of lower transaction volumes and a decrease in the number of college book store merchant accounts serviced. The expense side of merchant services has a direct correlation to merchant services income.

For the first quarter, other expenses decreased $315 or 11.0% comparing 2015 to 2014. The decrease was the result of realizing cost synergies associated with the 2013 merger with Penseco.

Income Taxes:

We recorded income tax expense of $1,514 or 23.1% of pre-tax income, and $1,463 or 23.7% of pre-tax income for the quarters ended March 31, 2015 and 2014. The reduction in the effective tax rate is a result of recognizing tax credits associated with a limited partnership investment offset by a reduction in tax-exempt income.

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

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2015, based on our simulation model, is summarized as follows:

	March 31, 2015 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	8.8	(20.0)	11.1	(45.0)
+300	7.1	(20.0)	10.1	(35.0)
+200	4.9	(10.0)	7.8	(25.0)
+100	2.4	(10.0)	4.9	(15.0)
Static
-100	(2.9)	(10.0)	(13.7)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2015, would increase slightly at 2.4 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

Peoples Financial Services Corp.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

At March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2015, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There were no changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there are no legal proceedings that might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company, in 2015 and through the date of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

No material changes from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Peoples Financial Services Corp.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2015, the Board of Directors reauthorized the repurchase of 370,000 shares of the Company’s common stock. The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the three months ended March 31, 2015. At March 31, 2015, there were 368,200 shares available for repurchase under the 2015 Stock Repurchase Program with an expiration date of December 31, 2015.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 – January 31, 2015				368,200
February 1, 2015 – February 28, 2015				368,200
March 1, 2015 – March 31, 2015				368,200

TOTAL

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Employment Agreement dated as of February 4, 2015 between Peoples Security Bank and Trust Company and Bradley S. Grubb.

31 (i)	Chief Executive Officer and Chief Financial Officer certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 1350.

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp. (Registrant)

Date: May 8, 2015	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1	Employment Agreement dated as of February 4, 2015 between Peoples Security Bank and Trust Company and Bradley S. Grubb.	49

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	65

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a).	66

32	CEO and CFO Certifications Pursuant to Section 1350.	67

101	The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.