Form 10-Q
period 2015-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2015-08-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,542,725 at July 31, 2015.

Exhibit index on page 49

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2015

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$28,847	$24,656
Interest-bearing deposits in other banks	6,710	6,770
Federal funds sold
Investment securities:
Available-for-sale	318,790	339,586
Held-to-maturity: Fair value June 30, 2015, $14,104; December 31, 2014, $15,215	13,626	14,665

Total investment securities	332,416	354,251
Loans held for sale	2,879	3,486
Loans, net	1,231,541	1,209,894
Less: allowance for loan losses	11,428	10,338

Net loans	1,220,113	1,199,556
Premises and equipment, net	26,552	25,433
Accrued interest receivable	5,507	5,580
Goodwill	63,370	63,370
Intangible assets	4,901	5,501
Other assets	56,460	53,066

Total assets	$1,747,755	$1,741,669

Liabilities:
Deposits:
Noninterest-bearing	$296,823	$313,498
Interest-bearing	1,127,944	1,112,060

Total deposits	1,424,767	1,425,558
Short-term borrowings	25,860	19,557
Long-term debt	31,663	33,140
Accrued interest payable	443	574
Other liabilities	14,618	16,061

Total liabilities	1,497,351	1,494,890

Stockholders’ equity:
Common stock: par value $2.00, authorized 25,000,000 shares; June 30, 2015, issued and outstanding 7,542,725 shares; December 31, 2014, issued and outstanding 7,548,358 shares	15,086	15,097
Capital surplus	140,045	140,214
Retained earnings	97,093	92,297
Accumulated other comprehensive loss	(1,820)	(829)

Total stockholders’ equity	250,404	246,779

Total liabilities and stockholders’ equity	$1,747,755	$1,741,669

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2015	2014	2015	2014
Interest income:
Interest and fees on loans:
Taxable	$13,391	$13,159	$26,731	$27,159
Tax-exempt	570	507	1,129	1,142
Interest and dividends on investment securities:
Taxable	816	942	1,716	1,870
Tax-exempt	835	817	1,640	1,646
Dividends	6	14	15	30
Interest on interest-bearing deposits in other banks	15	9	26	19
Interest on federal funds sold	5	34	9	48

Total interest income	15,638	15,482	31,266	31,914

Interest expense:
Interest on deposits	1,192	1,414	2,460	2,771
Interest on short-term borrowings	4	24	12	58
Interest on long-term debt	252	289	511	585

Total interest expense	1,448	1,727	2,983	3,414

Net interest income	14,190	13,755	28,283	28,500
Provision for loan losses	750	1,201	1,500	2,058

Net interest income after provision for loan losses	13,440	12,554	26,783	26,442

Noninterest income:
Service charges, fees and commissions	1,542	1,557	3,154	3,181
Merchant services income	963	888	1,753	1,782
Commission and fees on fiduciary activities	487	548	946	1,115
Wealth management income	198	165	403	352
Mortgage banking income	248	193	470	292
Life insurance investment income	188	267	377	456
Net gain on sale of investment securities available-for-sale		160	832	160

Total noninterest income	3,626	3,778	7,935	7,338

Noninterest expense:
Salaries and employee benefits expense	5,613	4,961	10,846	10,129
Net occupancy and equipment expense	2,149	2,327	4,617	4,060
Merchant services expense	650	495	1,183	1,060
Amortization of intangible assets	295	333	600	676
Acquisition related expense		1,008		1,616
Other expenses	2,804	3,115	5,359	5,985

Total noninterest expense	11,511	12,239	22,605	23,526

Income before income taxes	5,555	4,093	12,113	10,254
Income tax expense	1,124	762	2,638	2,225

Net income	4,431	3,331	9,475	8,029

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(1,459)	1,242	(692)	3,636
Reclassification adjustment for net gain on sales included in net income		(160)	(832)	(160)

Other comprehensive income (loss)	(1,459)	1,082	(1,524)	3,476
Income tax expense (benefit) related to other comprehensive income (loss)	(510)	378	(533)	1,216

Other comprehensive income (loss), net of income taxes	(949)	704	(991)	2,260

Comprehensive income	$3,482	$4,035	$8,484	$10,289

Per share data:
Net income:
Basic	$0.59	$0.44	$1.26	$1.06
Diluted	$0.59	$0.44	$1.26	$1.06
Average common shares outstanding:
Basic	7,546,198	7,548,358	7,547,272	7,549,300
Diluted	7,546,198	7,570,883	7,547,272	7,575,655
Dividends declared	$0.31	$0.31	$0.62	$0.62

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
Balance, January 1, 2015	$15,097	$140,214	$92,297	$(829)	$		$246,779
Stock based compensation		35					35
Net income			9,475				9,475
Other comprehensive loss, net of income taxes				(991)			(991)
Dividends declared: $0.62 per share			(4,679)				(4,679)
Shares retired: 5,633 shares	(11)	(204)					(215)

Balance, June 30, 2015	$15,086	$140,045	$97,093	$(1,820)	$		$250,404

Balance, January 1, 2014	$15,614	$146,109	$84,008	$(698)		$(6,241)	$238,792
Net income			8,029				8,029
Other comprehensive income, net of income taxes				2,260			2,260
Dividends declared: $0.62 per share			(4,681)				(4,681)
Shares retired: 3,386 shares	(7)	(102)					(109)
Reissuance under option plan: 600 shares		28				11	39
Repurchase and held: 1,800 shares						(70)	(70)
Retirement of stock options		(95)					(95)
Retirement of treasury shares	(510)	(5,790)				6,300

Balance, June 30, 2014	$15,097	$140,150	$87,356	$1,562	$		$244,165

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30	2015	2014
Cash flows from operating activities:
Net income	$9,475	$8,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	784	947
Amortization of deferred loan costs	284	78
Amortization of intangibles	600	676
Net accretion of purchase accounting adjustments on tangible assets	(501)	(1,965)
Provision for loan losses	1,500	2,058
Net gain on sale of other real estate owned	(110)	(41)
Net loss on disposal of equipment		63
Net amortization of investment securities	2,054	2,116
Loans originated for sale	(14,079)	(4,866)
Proceeds from sale of loans originated for sale	15,155	3,527
Net (gain) loss on sale of loans originated for sale	(469)	339
Net gain on sale of investment securities	(832)	(160)
Life insurance investment income	(377)	(395)
Deferred income tax expense (benefit)	119
Stock based compensation	35	11
Net change in:
Accrued interest receivable	73	290
Other assets	(3,235)	(4,764)
Accrued interest payable	(131)	(143)
Stock appreciation rights		301
Other liabilities	(1,478)	3,841

Net cash provided by operating activities	8,867	9,942

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	50,981	4,984
Proceeds from repayments of investment securities:
Available-for-sale	28,253	18,245
Held-to-maturity	1,016	1,352
Purchases of investment securities:
Available-for-sale	(61,162)	(34,289)
Held-to-maturity
Net redemption of restricted equity securities	330	182
Net increase in lending activities	(22,414)	(3,223)
Purchases of premises and equipment	(1,953)	(636)
Proceeds from the sale of premises and equipment		25
Proceeds from sale of other real estate owned	463	321

Net cash used in investing activities	(4,486)	(13,039)

Cash flows from financing activities:
Net increase (decrease) in deposits	(424)	43,866
Repayment of long-term debt	(1,450)	(1,791)
Net increase (decrease) in short-term borrowings	6,303	(7,964)
Redemption of common stock		(70)
Retirement of stock options		(95)
Purchase of treasury stock		(70)
Cash dividends paid	(4,679)	(4,681)

Net cash provided by (used in) financing activities	(250)	29,195

Net increase (decrease) in cash and cash equivalents	4,131	26,098
Cash and cash equivalents at beginning of year	31,426	51,310

Cash and cash equivalents at end of year	$35,557	$77,408

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30	2015	2014
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,114	$3,557
Income taxes	1,800	1,300
Noncash items:
Transfers of loans to other real estate	$247	$258
Retirement of treasury shares		6,300
Acquisition:
Fair value of assets acquired:
Loans, net	$157	$1,417
Premises and equipment	(50)	(50)
Core deposit and other intangible assets	(600)	(676)

	$(493)	$691

Fair value of liabilities assumed:
Deposits	$367	$571
Long-term debt	27	27

	$394	$598

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2015, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent accounting standards:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-08, Business Combinations (Topic 805): “Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin (“SAB”) 115.” This ASU rescinds certain SEC guidance in order to conform with ASU 2014-17, Pushdown Accounting. ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree. SAB 115 became effective November 21, 2014. The adoption of ASU 2015-18 did not have a material effect on the operating results or financial position of the Company.

2. Other comprehensive income (loss):

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive income (loss) included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Net unrealized gain on investment securities available-for-sale	$4,768	$6,292
Related income taxes	1,669	2,202

Net of income taxes	3,099	4,090

Benefit plan adjustments	(7,567)	(7,567)
Related income taxes	(2,648)	(2,648)

Net of income taxes	(4,919)	(4,919)

Accumulated other comprehensive loss	$(1,820)	$(829)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

2. Other comprehensive income (loss) continued:

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2015 and 2014 is as follows:

Three months ended June 30	2015	2014
Unrealized gain (loss) on investment securities available-for-sale	$(1,459)	$1,242
Net gain on the sale of investment securities available-for-sale (1)		(160)

Other comprehensive income (loss) gain before taxes	(1,459)	1,082
Income tax expense (benefit)	(510)	378

Other comprehensive income (loss)	$(949)	$704

Six months ended June 30	2015	2014
Unrealized gain (loss) on investment securities available-for-sale	$(692)	$3,636
Net gain on the sale of investment securities available-for-sale (1)	(832)	(160)

Other comprehensive income (loss) gain before taxes	(1,524)	3,476
Income tax expense (benefit)	(533)	1,216

Other comprehensive income (loss)	$(991)	$2,260

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

There were no shares considered anti-dilutive for the three and six month periods ended June 30, 2015 and 2014.

	2015		2014
For the three months ended June 30	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$4,431	$4,431	$3,331	$3,331
Average common shares outstanding (Denominator)	7,546,198	7,546,198	7,548,358	7,570,883
Earnings per share	$0.59	$0.59	$0.44	$0.44

	2015		2014
For the six months ended June 30	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$9,475	$9,475	$8,029	$8,029
Average common shares outstanding (Denominator)	7,547,272	7,547,272	7,549,300	7,575,655
Earnings per share	$1.26	$1.26	$1.06	$1.06

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2015 and December 31, 2014 are summarized as follows:

June 30 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$30,631	$84	$30	$30,685
U.S. Government-sponsored enterprises	85,377	490	5	85,862
State and municipals:
Taxable	15,930	804	22	16,712
Tax-exempt	109,241	3,886	613	112,514
Mortgage-backed securities:
U.S. Government agencies	32,995	156	62	33,089
U.S. Government-sponsored enterprises	39,848	250	170	39,928

Total	$314,022	$5,670	$902	$318,790

Held-to-maturity:
State and municipals Tax-exempt	$7,369	$103	$53	$7,419
Mortgage-backed securities:
U.S. Government agencies	93	1		94
U.S. Government-sponsored enterprises	6,164	427		6,591

Total	$13,626	$531	$53	$14,104

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

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2015, is summarized as follows:

June 30, 2015	Fair Value
Within one year	$28,289
After one but within five years	108,675
After five but within ten years	54,059
After ten years	54,750

245,773
Mortgage-backed securities	73,017

Total	$318,790

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities (continued):

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2015, is summarized as follows:

June 30, 2015	Amortized Cost	Fair Value
Within one year
After one but within five years	$326	$330
After five but within ten years	176	180
After ten years	6,867	6,909

	7,369	7,419
Mortgage-backed securities	6,257	6,685

Total	$13,626	$14,104

Securities with a carrying value of $191,687 and $216,192 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2015 and December 31, 2014, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$10,044	$30			$10,044	$30
U.S. Government-sponsored enterprises	3,003	5			3,003	5
State and municipals:
Taxable			$545	$22	545	22
Tax-exempt	44,196	636	786	30	44,982	666
Mortgage-backed securities:
U.S. Government agencies	7,457	26	5,402	36	12,859	62
U.S. Government-sponsored enterprises	13,785	68	3,721	102	17,506	170

Total	$78,485	$765	$10,454	$190	$88,939	$955

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

The Company had 110 investment securities, consisting of 84 tax-exempt state and municipal obligations, two U.S. Treasury Securities, one taxable state and municipal obligation, one U.S. Government-sponsored enterprise securities, and 22 mortgage-backed securities that were in unrealized loss positions at June 30, 2015. Of these securities, one taxable state and municipal obligation, six mortgage-backed securities and three tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2015. There was no OTTI recognized for the three or six months ended June 30, 2015 and 2014.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2015 and December 31, 2014 are summarized as follows. Net deferred loan costs were $700 and $651 at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Commercial	$322,418	$319,590
Real estate:
Commercial	511,835	493,481
Residential	312,567	310,667
Consumer	84,721	86,156

Total	$1,231,541	$1,209,894

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

		Real estate
June 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2015	$2,420	$3,087	$3,909	$1,387	$10,803
Charge-offs	(3)	(30)	(35)	(106)	(174)
Recoveries	3	5	3	38	49
Provisions	15	128	150	457	750

Ending balance	$2,435	$3,190	$4,027	$1,776	$11,428

		Real estate
June 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2015	$2,321	$3,037	$3,690	$1,290	$10,338
Charge-offs	(40)	(79)	(234)	(186)	(539)
Recoveries	64	6	8	51	129
Provisions	90	226	563	621	1,500

Ending balance	$2,435	$3,190	$4,027	$1,776	$11,428

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

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2015 and December 31, 2014 is summarized as follows:

			Real estate
June 30, 2015	Commercial		Commercial	Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$2,435	$3,190		$4,027		$1,776	$	$11,428

Ending balance: individually evaluated for impairment		1,209	1,338		796		137		3,480

Ending balance: collectively evaluated for impairment		1,226	1,745		3,231		1,639		7,841

Ending balance: loans acquired with deteriorated credit quality	$		$107	$		$			$107

Loans receivable:
Ending balance		$322,418	$511,835		$312,567		$84,721	$	$1,231,541

Ending balance: individually evaluated for impairment		1,948	6,080		4,385		137		12,550

Ending balance: collectively evaluated for impairment		319,448	504,379		308,127		$84,584		1,216,538

Ending balance: loans acquired with deteriorated credit quality		$1,022	$1,376		$55			$	$2,453

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

		Real estate
December 31, 2014	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,321	$3,037	$3,690	$1,290	$	$10,338

Ending balance: individually evaluated for impairment	1,072	805	767	38		2,682

Ending balance: collectively evaluated for impairment	1,081	2,125	2,921	1,252		7,379

Ending balance: loans acquired with deteriorated credit quality	$168	$107	$2			$277

Loans receivable:
Ending balance	$319,590	$493,481	$310,667	$86,156	$	$1,209,894

Ending balance: individually evaluated for impairment	2,595	5,084	4,001	127		11,807

Ending balance: collectively evaluated for impairment	315,642	487,024	306,608	$86,029		1,195,303

Ending balance: loans acquired with deteriorated credit quality	$1,353	$1,373	$58		$	$2,784

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2015 and December 31, 2014:

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$309,696	$6,171	$6,551	$	$322,418
Real estate:
Commercial	486,289	13,280	12,266		511,835
Residential	301,962	1,865	8,740		312,567
Consumer	84,583		138		84,721

Total	$1,182,530	$21,316	$27,695	$	$1,231,541

December 31, 2014:	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$306,066	$6,135	$7,389	$	$319,590
Real estate:
Commercial	472,270	9,858	11,353		493,481
Residential	300,299	2,123	8,245		310,667
Consumer	86,037	13	106		86,156

Total	$1,164,672	$18,129	$27,093	$	$1,209,894

Information concerning nonaccrual loans by major loan classification at June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
Commercial	$1,499	$1,322
Real estate:
Commercial	3,468	3,732
Residential	3,881	3,523
Consumer	135	122

Total	$8,983	$8,699

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

The major classifications of loans by past due status are summarized as follows:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$426	$61	$1,499	$1,986	$320,432	$322,418
Real estate:
Commercial	3,000	205	3,468	6,673	505,162	511,835
Residential	1,098	1,708	4,611	7,417	305,150	312,567	$730
Consumer	654	232	477	1,363	83,358	84,721	342

Total	$5,178	$2,206	$10,055	$17,439	$1,214,102	$1,231,541	$1,072

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Commercial	$898	$117	$1,322	$2,337	$317,253	$319,590
Real estate:
Commercial	2,100	888	3,868	6,856	486,625	493,481	$136
Residential	3,154	1,239	4,585	8,978	301,689	310,667	1,062
Consumer	848	247	547	1,642	84,514	86,156	425

Total	$7,000	$2,491	$10,322	$19,813	$1,190,081	$1,209,894	$1,623

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2015 and June 30, 2014, and as of and for the year ended, December 31, 2014 by major loan classification:

				This Quarter		Year-to-Date
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial	$1,658	$3,184		$1,989	$17	$2,168	$37
Real estate:
Commercial	2,140	2,852		2,169	28	2,366	47
Residential	2,734	2,917		2,503	1	2,488	2
Consumer				6		26

Total	6,532	8,953		6,667	46	7,048	86

With an allowance recorded:
Commercial	1,312	1,312	$1,209	1,469	13	1,533	27
Real estate:
Commercial	5,316	5,316	1,445	4,628	48	4,182	65
Residential	1,706	1,706	796	1,673	7	1,593	17
Consumer	137	137	137	114		91

Total	8,471	8,471	3,587	7,884	68	7,399	109

Commercial	2,970	4,496	1,209	3,458	30	3,701	64
Real estate:
Commercial	7,456	8,168	1,445	6,797	76	6,548	112
Residential	4,440	4,623	796	4,176	8	4,081	19
Consumer	137	137	137	120		117

Total	$15,003	$17,424	$3,587	$14,551	$114	$14,447	$195

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses (continued):

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,046 at June 30, 2015, $2,933 at December 31, 2014 and $1,900 at June 30, 2014.

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

There were four loans modified as a troubled debt restructuring for the three months ended June 30, 2015, in the amount of $170. There were eight loans modified as troubled debt restructurings for the first six months ended June 30, 2015, in the amount of $554. There were no loans modified as troubled debt restructurings for the three or six months ended June 30, 2014. During the three and six months ended June 30, 2015 and 2014, there were no defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at June 30, 2015, and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Other real estate owned	$334	$561
Investment in residential housing program	7,044	4,329
Mortgage servicing rights	566	676
Bank owned life insurance	30,374	29,983
Restricted equity securities	3,357	3,687
Other assets	14,785	13,830

Total	$56,460	$53,066

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2015 and December 31, 2014.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value Measurement Using
June 30, 2015	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$30,685	$30,685		$
U.S. Government-sponsored enterprises	85,862		$85,862
State and Municipals:
Taxable	16,712		16,712
Tax-exempt	112,514		112,514
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	33,089		33,089
U.S. Government-sponsored enterprises	39,928		39,928

Total	$318,790	$30,685	$288,105	$

	Fair Value Measurement Using
December 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$48,550	$48,550		$
U.S. Government-sponsored enterprises	96,245		$96,245
State and Municipals:
Taxable	17,407		17,407
Tax-exempt	92,901		92,901
Corporate debt securities
Mortgage-backed securities:
U.S. Government agencies	37,476		37,476
U.S. Government-sponsored enterprises	47,007		47,007

Total	$339,586	$48,550	$291,036	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value Measurement Using
June 30, 2015	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,448			$6,448
Other real estate owned	$88			$88

	Fair Value Measurement Using
December 31, 2014	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,414			$4,414
Other real estate owned	$218			$218

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2015	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$6,448	Appraisal of collateral	Appraisal adjustments	14.0% to 63.0% (24.2%)
			Liquidation expenses	3.0% to 6.0% (5.4%)
Other real estate owned	$88	Appraisal of collateral	Appraisal adjustments	20.0% to 73.5% (53.4%)
			Liquidation expenses	3.0% to 6.0% (5.0%)

	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,414	Appraisal of collateral	Appraisal adjustments	2.6% to 61.1% (24.5%)
			Liquidation expenses	3.0% to 6.0% (5.5%)
Other real estate owned	$218	Appraisal of collateral	Appraisal adjustments	19.7% to 47.8% (30.5%)
			Liquidation expenses	3.0% to 6.0% (5.0%)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

7. Fair value estimates (continued):

The carrying and fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
June 30, 2015	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$35,557	$35,557	$35,557
Investment securities:
Available-for-sale	318,790	318,790	$30,685	$288,105
Held-to-maturity	13,626	14,104		14,104
Loans held for sale	2,879	2,883		2,883
Net loans	1,220,113	1,229,055			$1,229,055
Accrued interest receivable	5,507	5,507		5,507
Mortgage servicing rights	566	1,227		1,227
Restricted equity securities	3,357	3,357		3,357

Total	$1,600,395	$1,610,480

Financial liabilities:
Deposits	$1,424,767	$1,425,821		1,425,821
Short-term borrowings	25,860	25,860		25,860
Long-term debt	31,663	33,145		33,145
Accrued interest payable	443	443		$443

Total	$1,482,733	$1,485,269

			Fair Value Hierarchy
December 31, 2014	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,426	$31,426	$31,426
Investment securities:
Available-for-sale	339,586	339,586	$48,550	$291,036
Held-to-maturity	14,665	15,215		15,215
Loans held for sale	3,486	3,492		3,492
Net loans	1,199,556	1,210,369			$1,210,369
Accrued interest receivable	5,580	5,580		5,580
Mortgage servicing rights	676	1,466		1,466
Restricted equity securities	3,687	3,687		3,687

Total	$1,598,662	$1,610,821

Financial liabilities:
Deposits	$1,425,558	$1,427,081		1,427,081
Short-term borrowings	19,557	19,557		19,557
Long-term debt	33,140	34,772		34,772
Accrued interest payable	574	574		$574

Total	$1,478,829	$1,481,984

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $173 and $452 in 2015 and $584 and $834 in 2014 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three months ended June 30,	2015	2014
Net periodic pension cost:
Service cost
Interest cost	$174	$169
Expected return on plan assets	(233)	(227)
Amortization of prior service cost
Amortization of unrecognized net loss	50	23

Net periodic pension cost	$(9)	$(35)

	Pension Benefits
Six months ended June 30,	2015	2014
Net periodic pension cost:
Service cost
Interest cost	$348	$338
Expected return on plan assets	(466)	(454)
Amortization of prior service cost
Amortization of unrecognized net loss	100	46

Net periodic pension cost	$(18)	$(70)

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of the 2013 merger with Penseco Financial Services Corporation; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in reports we file with the Securities and Exchange Commission from time to time.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Operating Environment:

With no new fiscal policy initiatives enacted during the second quarter of 2015, the focus of the Federal Open Market Committee (“FOMC”) was limited to issuing policy statements regarding the state of the economy. The FOMC noted improvement in labor markets, housing and household spending. Despite improvement to the unemployment rate, the historically low work force participation rate and slow wage growth continue to be a drag on the economy. The Federal Reserve’s estimate for the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, was downgraded to 1.8% to 2.0% for 2015. GDP rebounded in the second quarter of 2015 to a seasonally adjusted growth rate of 2.3%, comparable with the 2.4% experienced in 2014. The consumer price index (“CPI”) increased 3.2% annualized during the second quarter of 2015. Expectations are that the FOMC will begin to raise the federal funds rate starting late in the third quarter of 2015.

Review of Financial Position:

Total assets increased $6,086, or 0.7% annualized, to $1,747,755 at June 30, 2015, from $1,741,669 at December 31, 2014. Loans, net increased to $1,231,541 at June 30, 2015, compared to $1,209,894 at December 31, 2014, an increase of $21,647 or 3.6% annualized. The increase in loans, net during 2015 has been directly correlated to a decrease in investment securities available-for-sale. Investment securities decreased $21,835 or 6.2% in the first six months of 2015. Interest-bearing deposits increased $15,884, while noninterest-bearing deposits decreased $16,675. Total stockholders’ equity increased $3,625 or at an annual rate of 3.0%, from $246,779 at year-end 2014 to $250,404 at June 30, 2015. Compared to March 31, 2015, total assets increased $33,794 or 2.0% while loans, net decreased $5,627 or 0.5% and deposits increased $8,489 or 0.6%. For the six months ended June 30, 2015, total assets averaged $1,718,850, an increase of $17,059 from $1,701,791 for the same period of 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $318,790 at June 30, 2015, a decrease of $20,796, or 6.1% from $339,586 at December 31, 2014. The decrease was primarily a result of the sale of U.S. Treasury securities in response to changes in the slope of the yield curve and in order to fund loan demand. Investment securities held-to-maturity totaled $13,626 at June 30, 2015, a decrease of $1,039 or 7.1% from $14,665 at December 31, 2014 due to payments received from mortgage backed holdings. For the three months ended June 30, 2015, total investments increased $37,944 resulting primarily from the purchase of short-term U.S. Treasury securities.

For the six months ended June 30, 2015, the investment portfolio averaged $310,481, a decrease of $9,971 or 3.1% compared to $320,452 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 3 basis points to 2.76% for the six months ended June 30, 2015, from 2.79% for the comparable period of 2014. The yield decline is the result of decreasing reinvestment yields. The tax-equivalent yield decreased from 2.78% in the first quarter of 2015 to 2.74% in the second quarter of 2015.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $3,099, net of deferred income taxes of $1,669, at June 30, 2015, and $4,090, net of deferred income taxes of $2,202, at December 31, 2014.

The Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio monthly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Following two consecutive quarters of strong loan growth in the fourth quarter of 2014 and first quarter of 2015, loans, net decreased slightly in the second quarter of 2015, but maintained an increase during the six month period. Loans, net increased to $1,231,541 at June 30, 2015 from $1,209,894 at December 31, 2014, an increase of $21,647 or 3.6% annualized. The growth reflected increases in commercial loans, commercial real estate loans and residential real estate loans, partially offset by a decrease in consumer loans. Commercial loans increased $2,828, or 1.8% annualized, to $322,418 at June 30, 2015 compared to $319,590 at December 31, 2014. Commercial real estate loans increased $18,354 or 7.5% annualized, to $511,835 at June 30, 2015 compared to $493,481 at December 31, 2014. Residential real estate loans increased $1,900, or 1.2% on an annualized basis, to $312,567 at June 30, 2015 compared to $310,667 at December 31, 2014.

The second quarter included the reclassification of $11,780 in loans previously classified as consumer into residential real estate loans based on the underlying collateral of the loans. Consumer loans decreased $1,435, or 3.4% on an annualized basis, to $84,721 at June 30, 2015 compared to $86,156 at December 31, 2014. For the quarter ended June 30, 2015, loans, net in aggregate decreased $5,627.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the six months ended June 30, 2015, loans, net averaged $1,230,623, an increase of $46,082 or 3.9% compared to $1,184,541 for the same period of 2014. The tax-equivalent yield on the loan portfolio was 4.66% for the six months ended June 30, 2015, a 26 basis point decrease from the comparable period last year. Loan interest income in the first six months of 2015 and 2014, which we recognized as a result of the 2013 Penseco merger, were $347 and $1,430. As a result, the tax-equivalent yield on the loan portfolio would have decreased 10 basis points comparing the six month ended June 30, 2015 and 2014. The tax-equivalent yield on the loan portfolio decreased 8 basis points in the second quarter of 2015 from 4.71% in the second quarter of 2014. The tax-equivalent yield decreased 7 basis points comparing the first and second quarters of 2015.

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

Unused commitments at June 30, 2015, totaled $284,352, consisting of $261,135 in unfunded commitments of existing loan facilities and $23,217 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments, at December 31, 2014, totaled $266,570, consisting of $235,961 in unfunded commitments of existing loans and $30,609 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2015 and 2014, are summarized as follows:

	June 30, 2015	June 30, 2014
United States	5.3%	6.1%
Pennsylvania (statewide)	5.5%	6.0%
Lackawanna County	5.9%	6.7%
Lehigh County	5.6%	6.2%
Luzerne County	6.5%	7.3%
Monroe County	6.8%	7.4%
Susquehanna County	5.4%	5.7%
Wayne County	5.4%	5.8%
Wyoming County	6.2%	6.7%
New York (statewide)	5.3%	6.2%
Broome County	5.8%	6.4%

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our asset quality improved in the second quarter of 2015. Nonperforming assets decreased $334 or 3.1% to $10,549 at June 30, 2015, from $10,883 at December 31, 2014. We experienced an increase in nonaccrual and restructured loans, which was more than offset by declines in accruing loans past due 90 days or more and other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.86% at June 30, 2015 compared to 0.90% at December 31, 2014.

Loans on nonaccrual status increased $284 to $8,983 at June 30, 2015 from $8,699 at December 31, 2014. The majority of the increase from year end was due to an increase of $358 in residential real estate loans and an increase of $177 in commercial loans on nonaccrual status. Commercial real estate loans on nonaccrual status decreased $264 while consumer loans on nonaccrual status increased $13. Other real estate owned decreased $227 to $334 at June 30, 2015 from $561 at December 31, 2014.

For the three months ended June 30, 2015, nonperforming assets improved to $10,549, a decrease of $748 from $11,297 at March 31, 2015. Decreases in nonaccrual and restructured loans of $593 and accruing loans past due 90 days or more of $165 more than offset a $10 increase in other real estate owned.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The allowance for loan losses increased $1,090 to $11,428 at June 30, 2015, from $10,338 at the end of 2014. For the six months ended June 30, 2015, net charge-offs were $410 or 0.07% of average loans outstanding, a $677 decrease compared to $1,087 or 0.19% of average loans outstanding in the same period of 2014. Net charge-offs were $125 or 0.04% of average loans outstanding in the second quarter of 2015, a $313 decrease compared to $438 or 0.15% of average loans outstanding in the second quarter of 2014.

Deposits:

We attract the majority of our deposits from within our eight county market area that stretches from the Lehigh Valley in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2015, total deposits decreased slightly to $1,424,767 from $1,425,558 at December 31, 2014. Growth was experienced in savings accounts and interest-bearing transaction accounts while the other classifications declined. Interest-bearing transaction accounts, including NOW and money market accounts, increased $14,831, or 6.6% annualized, to $467,197 at June 30, 2015, from $452,366 at December 31, 2014. Savings deposits increased $8,035, or 4.1% annualized, to $399,987 at June 30, 2015, from $391,952 at December 31, 2014. All other deposit categories decreased in the first six months of 2015 due to cyclical trends. Demand deposits, decreased $16,675, or 10.7% annualized, to $296,823 at June 30, 2015, compared to $313,498 at December 31, 2014. Time deposits less than $100 decreased $626, or 0.7% annualized, while time deposits of $100 or more declined $6,356, or 16.9% annualized.

For the three months ended June 30, 2015, total deposits increased $8,489 or 2.4% annualized. Growth in interest-bearing and noninterest-bearing demand deposits, as well as time deposits less than $100, more than offset declines in demand deposits, savings deposits and time deposits of $100 or more.

For the six months ended June 30, 2015 interest-bearing deposits averaged $1,116,900 in 2015 compared to $1,113,621 in 2014. The cost of interest-bearing deposits was 0.44% in 2015 compared to 0.50% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.52% in 2015 compared to 0.59% in 2014. The cost of interest-bearing liabilities decreased 4 basis points when comparing the first and second quarters of 2015.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Total short-term borrowings at June 30, 2015, totaled $25,860 compared to $19,557 at December 31, 2014, an increase of $6,303. Long-term debt was $31,663 at June 30, 2015, compared to $33,140 at year end 2014. The reduction was a product of monthly contractual amortized payments made during the six months ended June 30, 2015.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our cumulative one-year RSA/RSL ratio equaled 2.01% at June 30, 2015. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at June 30, 2015, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2015, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2015 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2015. Our noncore funds at June 30, 2015, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2015, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 6.2%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 2.7%. Comparatively, our overall noncore dependence ratio improved from year-end 2014 when it was 8.5%. Similarly, our net short-term noncore funding dependence ratio was 3.0% at year-end, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $4,131 during the six months ended June 30, 2015. Cash and cash equivalents increased $26,098 for the same period last year. For the six months ended June 30, 2015, net cash inflows of $8,867 from operating activities were partially offset by net cash outflows of $4,486 from investing activities and $250 from financing activities. For the same period of 2014, net cash inflows of $9,942 from operating activities and $29,195 from financing activities were partially offset by net cash outflows of $13,039 from investing activities.

Operating activities provided net cash of $8,867 for the six months ended June 30, 2015, and $9,942 for the corresponding six months of 2014. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $4,486 for the six months ended June 30, 2015, compared to $13,039 for the same period of 2014. In 2015, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities was the predominant factor causing the net cash outflow from investing activities in 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Financing activities used net cash of $250 for the six months ended June 30, 2015, and provided net cash of $29,195 for the corresponding six months of 2014. Deposit gathering is our predominant financing activity. During the six months ended June 30, 2015, deposits decreased compared to an increase in deposits during the same period last year. The net decrease in deposits totaled $424 in the six months ended June 30, 2015. Comparatively, deposit gathering provided net cash of $43,866 for the same period of 2014. We continued to attract deposits from new and existing customers, including municipalities and school districts, as well as deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $250,404 or $33.20 per share at June 30, 2015, compared to $246,779 or $32.69 per share at December 31, 2014. Net income of $9,475 for the six months ended June 30, 2015 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $4,679, shares retired of $215, stock based compensation of $35, and an other comprehensive loss resulting from market value fluctuations in the investment portfolio of $991.

Dividends declared equaled $0.62 per share in 2015 and 2014. The dividend payout ratio was 49.2% for the six months ended June 30, 2015 and 58.5% for the same period of 2014. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2015, the Bank’s Tier 1 capital to total average assets was 10.92% as compared to 10.42% at December 31, 2014. The Bank’s Tier 1 capital to risk weighted asset ratio was 15.40% and the total capital to risk weighted asset ratio was 16.38% at June 30, 2015. These ratios were 14.28% and 15.15% at December 31, 2014. The Bank’s common equity Tier 1 to risk weighted asset ratio was 15.40 at June 30, 2015. The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2015.

Review of Financial Performance:

Net income for the second quarter of 2015 equaled $4,431 or $0.59 per share compared to $3,331 or $0.44 per share for the second quarter of 2014. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.03% for the second quarter of 2015 compared to 0.78% for the same period of 2014. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.14% for the second quarter of 2015 compared to 5.60% for the second quarter of 2014. The results for the three months ended June 30, 2014 included pre-tax acquisition related expenses of $1,008. Net income for the six months ended June 30, 2015 equaled $9,475 or $1.26 per share compared to $8,029 or $1.06 per share for the same period of 2014. Our ROA and ROE were 1.11% and 7.71% through six months in 2015 compared to 0.95% and 6.79% for the same period of 2014. Gains on sale of investment securities were $832 for the six months ended June 30, 2015 and $160 for the comparable period in 2014.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0% in 2015 and 2014.

For the three months ended June 30, tax-equivalent net interest income increased $479 to $14,947 in 2015 from $14,468 in 2014. The net interest spread increased to 3.72% for the three months ended June 30, 2015 from 3.58% for the three months ended June 30, 2014. The tax-equivalent net interest margin increased to 3.84% for the second quarter of 2015 from 3.73% for the comparable period of 2014. The tax-equivalent net interest margin for the first quarter of 2015 was 3.88%. Loan interest income in the second quarter of 2015 related to loans acquired in the 2013 Penseco merger was $122, resulting in an increase in the tax-equivalent net interest margin of 3 basis points. Comparatively, loan interest recognized on these loans in the second quarter of 2014 was $375 resulting in an increase in the tax-equivalent net interest margin of 10 basis points. Without such interest income, the tax equivalent net interest margin for the three months ended June 30 would have been 3.81% in 2015 and 3.63% in 2014.

For the three months ended June 30, tax-equivalent interest income on earning assets increased $200, to $16,395 in 2015 as compared to $16,195 in 2014. The increase was primarily due to the growth in average earning assets which increased $2,082, to $1,559,644 for the second quarter of 2015 from $1,557,562 for the same period in 2014. The overall yield on earning assets, on a fully tax-equivalent basis, increased 5 basis points for the three months ended June 30, 2015 at 4.22% as compared to 4.17% for the three months ended June 30, 2014. The increase in the yield on earning assets resulted from a shifting of volumes from lower yielding earning assets to loans. The overall yield earned on loans however, decreased 8 basis points for the second quarter of 2015 to 4.63% from 4.71% for the second quarter of 2014. Average loans increased to $1,235,423 for the quarter ended June 30, 2015 compared to $1,187,568 for the same period in 2014. The resulting tax-equivalent interest earned on loans was $14,268 for the three month period ended June 30, 2015 compared to $13,938 for the same period in 2014, an increase of $330.

Total interest expense decreased $279, to $1,448 for the three months ended June 30, 2015 from $1,727 for the three months ended June 30, 2014. A favorable volume variance caused the decrease. The average volume of interest bearing liabilities declined to $1,160,031 for the three months ended June 30, 2015, as compared to $1,172,286 for the three months ended June 30, 2014. The cost of funds decreased to 0.50% for the three months ended June 30, 2015 as compared to 0.59% for the same period in 2014.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the six months ended June 30, tax-equivalent net interest income decreased $227 to $29,774 in 2015 from $30,001 in 2014. The net interest spread decreased to 3.73% for the six months ended June 30, 2015 from 3.76% for the six months ended June 30, 2014. The tax-equivalent net interest margin for the six months ended June 30 was 3.86% in 2015 compared to 3.90% in 2014. Loan interest income in the six months ended June 30, 2015 related to loans acquired in the fourth quarter of 2013 was $347, resulting in an increase in the tax-equivalent net interest margin of 5 basis points. Comparatively, loan interest income on these loans recognized in the first six months of 2014 was $1,430 resulting in an increase in the tax-equivalent net interest margin of 19 basis points. Without such interest income, the tax equivalent net interest margin for the six months ended June 30 would have been 3.81% in 2015 and 3.71% in 2014.

For the six months ended June 30, 2015, tax-equivalent interest income decreased $658, to $32,757 as compared to $33,415 for the six months ended June 30, 2014. A volume variance in interest income of $2,176 attributable to changes in the average balance of earning assets was more than offset by a $2,834 unfavorable rate variance due to a reduction in the yield on earning assets. Specifically, the decrease was primarily due to declining yields on average earning assets which decreased 10 basis points for the first six months of 2015 from the same period in 2014. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the six months ended June 30, 2015 to 4.25% as compared to 4.35% for the six months ended June 30, 2014. This was a result of the continuation of the low interest rate environment along with increased market competition.

Total interest expense decreased $431 to $2,983 for the six months ended June 30, 2015 from $3,414 for the six months ended June 30, 2014. A favorable volume variance caused interest expenses to decrease $320. The average volume of interest bearing liabilities declined to $1,156,541 for the six months ended June 30, 2015, as compared to $1,169,541 for the six months ended June 30, 2014. The remaining $111 decrease in interest expense was attributable to a favorable rate variance. The cost of funds decreased to 0.52% for the six months ended June 30, 2015 as compared to 0.59% for the same period in 2014.

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

	Six months ended
	June 2015			June 2014
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Earning assets:
Loans
Taxable	$1,159,462	$26,731	4.65%	$1,110,609	$27,159	4.93%
Tax exempt	71,161	1,737	4.92	73,932	1,757	4.79
Investments
Taxable	212,617	1,731	1.64	219,716	1,900	1.74
Tax exempt	97,864	2,523	5.20	100,736	2,532	5.07
Interest bearing deposits	6,672	26	0.79	5,826	19	0.66
Federal funds sold	7,190	9	0.25	38,532	48	0.25

Total earning assets	1,554,966	32,757	4.25%	1,549,351	33,415	4.35%
Less: allowance for loan losses	(10,746)			(8,791)
Other assets	174,630			161,231

Total assets	$1,718,850			$1,701,791

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Money market accounts	197,354	340	0.35%	215,862	390	0.36%
NOW accounts	260,267	468	0.36	216,962	363	0.34
Savings accounts	401,521	443	0.22	369,471	529	0.29
Time deposits less than $100	169,378	892	1.06	215,041	1,050	0.98
Time deposits $100 or more	88,380	317	0.72	96,285	439	0.92
Short term borrowings	7,286	12	0.33	20,048	58	0.58
Long-term debt	32,355	511	3.18	35,872	585	3.28

Total interest bearing liabilities	1,156,541	2,983	0.52%	1,169,541	3,414	0.59%
Non-interest bearing demand deposits	299,518			281,337
Other liabilities	14,848			12,556
Stockholders’ equity	247,943			238,357

Total liabilities and stockholders’ equity	$1,718,850			$1,701,791

Net interest income/spread		$29,774	3.73%		$30,001	3.76%

Net interest margin			3.86%			3.90%
Tax-equivalent adjustments:
Loans		$608			$615
Investments		883			886

Total adjustments		$1,491			$1,501

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2015.

For the three and six months ended June 30, 2015, the provision for loan losses totaled $750 and $1,500, compared to $1,201 and $2,058 for those same periods in 2014. The decrease in nonperforming assets was the main contributor to the decreased provision for the quarter and year-to-date periods ended June 30, 2015.

Noninterest Income:

Noninterest income for the second quarter decreased $152 or 4.0% to $3,626 in 2015 from $3,778 in 2014. For the six months ended June 30, 2015, noninterest income totaled $7,935, an increase of $597 or 8.1% from $7,338 for the comparable period of 2014. Service charges, fees and commissions was relatively unchanged, decreasing $27 to $3,154 through six months in 2015 from $3,181 for the same period in 2014. Merchant services income decreased $29 to $1,753 for the six months ended June 30, 2015 from $1,782 for the same period last year as a result of lower transaction volumes and a decrease in the number of merchant accounts serviced. Income generated from commissions and fees on fiduciary activities decreased $169 to $946 for the six months ended June 30, 2015 in comparison to $1,115 for the same period in 2014 due to a decrease in executor fees settled in 2015. Income generated from our wealth management division increased $51 to $403 through the first six months of 2015 in comparison to $352 over that same period in 2014. Mortgage banking income increased $178 to $470 for the first six months of 2015 compared to $292 for the comparable period in 2014 as the volume of loans originated for sale improved. Life insurance investment income decreased $79 to $377 for the six months ended June 30, 2015 from $456 for the same period in 2014. Beginning late in the third quarter of 2014, we began to incur offsets to life insurance income that represent mortality costs to the life insurance. Those costs netted from income equaled $71 through the first six months of 2015. Gains from the sale of investment securities available-for-sale increased to $832 for the six months ended June 30, 2015 compared to $160 for the same period in 2014 as we took advantage of the significant improvement in the value of U.S. Treasury securities brought on by the reduction in market yields in the first quarter of 2015.

For the three months ended June 30, noninterest income decreased to $3,626 in 2015 from $3,778 in 2014. Increases in income from merchant services, wealth management and mortgage banking were more than offset by declines in service charges, fees and commissions, commissions and fees on fiduciary activities, life insurance income and net gains on sale of investment securities available-for-sale.

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

For the second quarter, noninterest expense decreased $728 or 6.0% to $11,511 in 2015 from $12,239 in 2014. For the six months ended June 30, 2015, noninterest expense decreased $921 or 3.9% to $22,605 in 2015 from $23,526 in 2014. Personnel costs increased 7.1%, net occupancy and equipment costs increased 13.7%, merchant services expense increased 11.6% and other expenses decreased by 10.5% comparing year-to-date 2015 and 2014.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,613 for the second quarter of 2015, an increase of $652 or 13.1% when compared to the second quarter of 2014. Salaries and employee benefits expense totaled $10,846 for the six months ended June 30, 2015 compared to $10,129 for the same period of 2014, an increase of $717 or 7.1%. Severances paid out to eliminate certain duplicated positions in the first six months of 2015 totaled $405.

Merchant services expense increased $155 or 31.3% to $650 for the three months ended June 30, 2015 from $495 for the same period in 2014. Merchant services expense increased $123 or 11.6% to $1,183 for the six months ended June 30, 2015 from $1,060 for the year earlier period. Both the quarterly and six month results were a product of higher interchange fees being paid to the service providers.

We experienced a $178 or 7.7% decrease in net occupancy and equipment expense comparing the second quarters of 2015 at $2,149 and 2014 at $2,327. Net occupancy and equipment expense increased $557 or 13.7% comparing the six months ended June 30, 2015 at $4,617 and June 30, 2014 at $4,060. The increase in net occupancy and equipment expense was caused by costs associated with the Lehigh Valley branch during 2015, which had no comparable expense in the corresponding period in 2014, and costs associated with snow removal and clean up to the 26 locations due to the severe winter.

For the second quarter, other expenses decreased $311 or 10.0% to $2,804 from $3,115 comparing 2015 to 2014. For the six months ended June 30, 2015, other expenses decreased $626 or 10.5% to $5,359 as compared to $5,985 for the same period of 2014. The decrease was the result of realizing cost synergies as we begin to achieve certain of the intended benefits of the 2013 merger with Penseco.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Income Taxes:

We recorded income tax expense of $1,124 or 20.2% of pre-tax income, and $762 or 18.6% of pre-tax income for the three months ended June 30, 2015 and 2014. We recorded income tax expense of $2,638 or 21.8% of pre-tax income, and $2,225 or 21.7% of pre-tax income for the six months ended June 30, 2015 and 2014.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2015, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2015 % Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	5.9	(20.0)	4.5	(45.0)
+300	4.9	(20.0)	4.7	(35.0)
+200	3.3	(10.0)	3.8	(25.0)
+100	1.7	(10.0)	2.7	(15.0)
Static
-100	(2.9)	(10.0)	(11.0)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2015, would increase slightly at 1.7% percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2014.

Peoples Financial Services Corp.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2015, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

Peoples Financial Services Corp.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2015, the Board of Directors authorized the repurchase of up to 370,000 shares of the Company’s common stock. The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the months for the quarter ended June 30, 2015. At June 30, 2015, there were 362,567 shares available for repurchase under the 2015 Stock Repurchase Program with an expiration date of December 31, 2015.

MONTH	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2015 – April 30, 2015				368,200
May 1, 2015 – May 31, 2015	3,569	$38.69	3,569	364,631
June 1 – June 30, 2015	2,064	37.57	2,064	362,567

Total	5,633	$38.28	5,633

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

Peoples Financial Services Corp. (Registrant)

Date: August 7, 2015	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	50

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	51

32	CEO and CFO Certifications Pursuant to Section 1350.	52

101	The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.