Form 10-Q
period 2015-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2015-11-06
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

or

◻Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

001-36388

(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

150 North Washington Avenue, Scranton, PA	18503
(Address of principal executive offices)	(Zip code)

(570) 346-7741

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ◻    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,426,282 at October 30, 2015.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2015

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$36,015	$24,656
Interest-bearing deposits in other banks	4,970	6,770
Federal funds sold
Investment securities:
Available-for-sale	299,832	339,586
Held-to-maturity: Fair value September 30, 2015, $13,582; December 31, 2014, $15,215	13,107	14,665
Total investment securities	312,939	354,251
Loans held for sale	3,439	3,486
Loans, net	1,270,545	1,209,894
Less: allowance for loan losses	12,043	10,338
Net loans	1,258,502	1,199,556
Premises and equipment, net	27,002	25,433
Accrued interest receivable	5,327	5,580
Goodwill	63,370	63,370
Intangible assets	4,606	5,501
Other assets	56,600	53,066
Total assets	$1,772,770	$1,741,669

Liabilities:
Deposits:
Noninterest-bearing	$303,741	$313,498
Interest-bearing	1,140,909	1,112,060
Total deposits	1,444,650	1,425,558
Short-term borrowings	30,250	19,557
Long-term debt	31,000	33,140
Accrued interest payable	496	574
Other liabilities	14,286	16,061
Total liabilities	1,520,682	1,494,890

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding: September 30, 2015, 7,519,109 shares; December 31, 2014, 7,548,358 shares	15,038	15,097
Capital surplus	139,263	140,214
Retained earnings	99,165	92,297
Accumulated other comprehensive loss	(1,378)	(829)
Total stockholders’ equity	252,088	246,779
Total liabilities and stockholders’ equity	$1,772,770	$1,741,669

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2015	2014	2015	2014
Interest income:
Interest and fees on loans:
Taxable	$13,341	$13,876	$40,072	$41,035
Tax-exempt	585	465	1,714	1,607
Interest and dividends on investment securities:
Taxable	792	1,007	2,508	2,877
Tax-exempt	858	816	2,498	2,462
Dividends	9	2	24	32
Interest on interest-bearing deposits in other banks	13	10	39	29
Interest on federal funds sold		16	9	64
Total interest income	15,598	16,192	46,864	48,106

Interest expense:
Interest on deposits	1,229	1,354	3,689	4,125
Interest on short-term borrowings	11	9	23	67
Interest on long-term debt	245	279	756	864
Total interest expense	1,485	1,642	4,468	5,056
Net interest income	14,113	14,550	42,396	43,050
Provision for loan losses	900	666	2,400	2,724
Net interest income after provision for loan losses	13,213	13,884	39,996	40,326

Noninterest income:
Service charges, fees and commissions	1,531	1,634	4,685	4,815
Merchant services income	1,183	1,002	2,936	2,784
Commission and fees on fiduciary activities	541	575	1,487	1,690
Wealth management income	224	217	627	569
Mortgage banking income	197	142	667	434
Life insurance investment income	192	109	569	565
Net gain on sale of investment securities available-for-sale	147	701	979	861
Total noninterest income	4,015	4,380	11,950	11,718

Noninterest expense:
Salaries and employee benefits expense	5,397	4,754	16,243	14,883
Net occupancy and equipment expense	2,246	2,020	6,863	6,080
Merchant services expense	823	662	2,006	1,722
Amortization of intangible assets	296	334	896	1,010
Acquisition related expense		109		1,725
Other expenses	2,944	3,205	8,303	9,190
Total noninterest expense	11,706	11,084	34,311	34,610
Income before income taxes	5,522	7,180	17,635	17,434
Income tax expense	1,113	1,944	3,751	4,169
Net income	4,409	5,236	13,884	13,265

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	826	(825)	134	2,811
Reclassification adjustment for net gain on sales included in net income	(147)	(701)	(979)	(861)
Other comprehensive income (loss)	679	(1,526)	(845)	1,950
Income tax expense (benefit) related to other comprehensive loss	237	(534)	(296)	682
Other comprehensive income (loss), net of income taxes	442	(992)	(549)	1,268
Comprehensive income	$4,851	$4,244	$13,335	$14,533

Per share data:
Net income:
Basic	$0.58	$0.70	$1.84	$1.76
Diluted	$0.58	$0.70	$1.84	$1.76
Average common shares outstanding:
Basic	7,536,824	7,548,358	7,543,751	7,548,983
Diluted	7,536,824	7,548,358	7,543,751	7,566,456
Dividends declared	$0.31	$0.31	$0.93	$0.93

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income/(Loss)	Stock		Total
Balance, January 1, 2015	$15,097	$140,214	$92,297	$(829)	$		$246,779
Stock based compensation		52					52
Net income			13,884				13,884
Other comprehensive loss, net of income taxes				(549)			(549)
Dividends declared: $0.93 per share			(7,016)				(7,016)
Shares retired: 29,249 shares	(59)	(1,003)					(1,062)
Balance, September 30, 2015	15,038	139,263	99,165	(1,378)			252,088
Balance, January 1, 2014	15,614	146,109	84,008	(698)		(6,241)	238,792
Net income			13,265				13,265
Other comprehensive income, net of income taxes				1,268			1,268
Dividends declared: $0.93 per share			(7,021)				(7,021)
Shares retired: 3,386 shares	(7)	(102)					(109)
Reissuance under option plan: 600 shares		28				11	39
Repurchase and held: 1,800 shares						(70)	(70)
Retirement of stock options		(95)					(95)
Retirement of treasury stock	(510)	(5,790)				6,300
Balance, September 30, 2014	$15,097	$140,150	$90,252	$570	$		$246,069

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2015	2014
Cash flows from operating activities:
Net income	$13,884	$13,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,178	1,322
Amortization of deferred loan costs	440	171
Amortization of intangibles	896	1,010
Net accretion of purchase accounting adjustments on tangible assets	(708)	(2,683)
Provision for loan losses	2,400	2,724
Net gain on sale of other real estate owned	(132)	(60)
Net loss on disposal of equipment	87	63
Loans originated for sale	(20,664)	(7,346)
Proceeds from sale of loans originated for sale	21,378	6,752
Net gain on sale of loans originated for sale	(667)	(610)
Net amortization of investment securities	3,171	3,230
Net gain on sale of investment securities	(979)	(861)
Life insurance investment income	(569)	(592)
Deferred income tax expense	119
Stock based compensation	52	11
Net change in:
Accrued interest receivable	253	485
Other assets	(3,062)	(3,455)
Accrued interest payable	(78)	(126)
Other liabilities	(1,827)	1,546
Net cash provided by operating activities	15,172	14,846
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	65,858	15,389
Proceeds from repayments of investment securities:
Available-for-sale	41,659	32,022
Held-to-maturity	1,526	1,989
Purchases of investment securities:
Available-for-sale	(70,768)	(98,898)
Held-to-maturity
Net redemption of restricted equity securities	343	56
Net increase in lending activities	(61,940)	(3,341)
Purchases of premises and equipment	(2,924)	(1,059)
Proceeds from the sale of premises and equipment	14	25
Proceeds from sale of other real estate owned	484	409
Net cash used in investing activities	(25,748)	(53,408)
Cash flows from financing activities:
Net increase in deposits	19,619	46,939
Repayment of long-term debt	(2,099)	(2,682)
Net increase (decrease) in short-term borrowings	10,693	(15,538)
Redemption of common stock	(1,062)	(70)
Settlement of stock options		(95)
Purchase of treasury stock		(70)
Cash dividends paid	(7,016)	(7,021)
Net cash provided by financing activities	20,135	21,463
Net increase (decrease) in cash and cash equivalents	9,559	(17,099)
Cash and cash equivalents at beginning of year	31,426	51,310
Cash and cash equivalents at end of year	$40,985	$34,211

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2015	2014
Supplemental disclosures:
Cash paid during the period for:
Interest	$5,114	$5,182
Income taxes	2,900	3,100
Noncash items:
Transfers of loans to other real estate	$370	$541
Retirement of treasury shares		6,300

Acquisition:
Fair value of assets acquired:
Loans, net	$216	$1,900
Premises and equipment	(76)	(76)
Core deposit and other intangible assets	(896)	(1,010)
	$(756)	$814

Fair value of liabilities assumed:
Deposits	$527	$818
Long-term debt	41	41
	$568	$859

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2015, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Recent accounting standards:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments must be applied retrospectively. The adoption of ASU 2015-03 on January 1, 2016, is not expected to have a material effect on the operating results or financial position of the Company.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient.”

The amendments in ASU 2015-12 (i) require fully benefit-responsive investment contracts to be measured, presented and disclosed only at contract value, not fair value; (ii) simplify the investment disclosure requirements; and (iii) provide a measurement date practical expedient for employee benefit plans.

Part I. Fully Benefit-Responsive Investment Contracts – the amendments designate contract value as the only required measurement for fully benefit-responsive investments contracts within the scope of Topics 962 and 965, eliminating the requirement to measure, present and disclose such contracts also at fair value and reconcile fair value to contract value.

Part II. Plan Investment Disclosures – the amendments eliminate certain disclosure requirements for both participant-directed investments and nonparticipant-directed investments, and also reduce disclosures required specifically for investments using the net asset value per share practical expedient. The amendments also require that both participant-directed and nonparticipant-directed investments be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways (i.e., also on the basis of nature, characteristics, and risks as required by Topic 820, Fair Value Measurement).

Part III. Measurement Date Practical Expedient – the amendments provide a measurement date practical expedient for employee benefit plans similar to the practical expedient allowing employers to measure defined benefit plan assets on a month-end date that is nearest to the employer’s fiscal year-end, when the fiscal period does not coincide with a month-end.

The amendments are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for all three parts individually or in the aggregate. Parts I and II of the ASU should be applied retrospectively, while Part III should be applied prospectively. Only the nature and reason for the change in accounting principle is required to be disclosed in the annual period of adoption. The adoption of ASU 2015-12 on January 1, 2016, is not expected to have a material effect on the operating results or financial position of the Company.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts (Topic 606): Deferral of the Effective Date.”

ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017.  Early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. The adoption of ASU 2015-14 on January 1, 2018, is not expected to have a material effect on the operating results or financial position of the Company.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”

ASU 2015-15 codifies a Securities and Exchange Commission (“SEC”) staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective immediately. The adoption of ASU 2015-15 did not have a material effect on the operating results or financial position of the Company.

In September, 2015, the FASB issued ASU 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”

ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

In addition, the amendments in the proposed Update would require an entity to disclose, either on the face of the income statement or in the notes, the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments in this Update should be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU. The adoption of ASU 2015-16 on January 1, 2016, is not expected to have a material effect on the operating results or financial position of the Company.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Net unrealized gain on investment securities available-for-sale	$5,447	$6,292
Income tax expense (benefit)	1,906	2,202
Net of income taxes	3,541	4,090
Benefit plan adjustments	(7,567)	(7,567)
Income tax expense (benefit)	(2,648)	(2,648)
Net of income taxes	(4,919)	(4,919)
Accumulated other comprehensive loss	$(1,378)	$(829)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2015 and 2014 is as follows:

Three Months Ended September 30,	2015	2014
Unrealized gain (loss) on investment securities available-for-sale	$826	$(825)
Net gain on the sale of investment securities available-for-sale(1)	(147)	(701)
Other comprehensive income (loss) gain before taxes	679	(1,526)
Income tax expense (benefit)	237	(534)
Other comprehensive income (loss)	$442	$(992)

Nine Months Ended September 30,	2015	2014
Unrealized gain (loss) on investment securities available-for-sale	$134	$2,811
Net gain on the sale of investment securities available-for-sale(1)	(979)	(861)
Other comprehensive income (loss) gain before taxes	(845)	1,950
Income tax expense (benefit)	(296)	682
Other comprehensive income (loss)	$(549)	$1,268

(1)Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

There were no shares considered anti-dilutive for the three and nine month periods ended September 30, 2015 and 2014.

	2015		2014
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$4,409	$4,409	$5,236	$5,236
Average common shares outstanding (Denominator)	7,536,824	7,536,824	7,548,358	7,548,358
Earnings per share	$0.58	$0.58	$0.70	$0.70

	2015		2014
For the Nine Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$13,884	$13,884	$13,265	$13,265
Average common shares outstanding (Denominator)	7,543,751	7,543,751	7,548,983	7,566,456
Earnings per share	$1.84	$1.84	$1.76	$1.76

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$15,915	$152	—	$16,067
U.S. Government-sponsored enterprises	79,077	547	$1	79,623
State and municipals:
Taxable	15,886	864	19	16,731
Tax-exempt	113,198	3,913	302	116,809
Mortgage-backed securities:
U.S. Government agencies	34,027	198	31	34,194
U.S. Government-sponsored enterprises	36,282	235	109	36,408
Total	$294,385	$5,909	$462	$299,832
Held-to-maturity:
Tax-exempt state and municipals	$7,369	$125	$50	$7,444
Mortgage-backed securities:
U.S. Government agencies	88	1	—	89
U.S. Government-sponsored enterprises	5,650	399	—	6,049
Total	$13,107	$525	$50	$13,582

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$48,393	$157		$48,550
U.S. Government-sponsored enterprises	95,990	337	$82	96,245
State and municipals:
Taxable	16,490	943	26	17,407
Tax-exempt	87,954	4,971	24	92,901
Mortgage-backed securities:
U.S. Government agencies	37,511	132	167	37,476
U.S. Government-sponsored enterprises	46,956	277	226	47,007
Total	$333,294	$6,817	$525	$339,586
Held-to-maturity:
Tax-exempt state and municipals	$7,370	$105	$38	$7,437
Mortgage-backed securities:
U.S. Government agencies	100	2		102
U.S. Government-sponsored enterprises	7,195	481		7,676
Total	14,665	$588	$38	$15,215

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2015, is summarized as follows:

Fair
September 30, 2015	Value
Within one year	$33,161
After one but within five years	98,388
After five but within ten years	46,705
After ten years	50,976
229,230
Mortgage-backed securities	70,602
Total	$299,832

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2015, is summarized as follows:

	Amortized	Fair
September 30, 2015	Cost	Value
Within one year
After one but within five years	$503	$515
After five but within ten years	—	—
After ten years	6,866	6,929
	7,369	7,444
Mortgage-backed securities	5,738	6,138
Total	$13,107	$13,582

Securities with a carrying value of $206,467 and $216,192 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2015 and December 31, 2014, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises	$3,006	$1	$	$	$3,006	$1
State and municipals:
Taxable			546	19	546	19
Tax-exempt	41,034	325	789	27	41,823	352
Mortgage-backed securities:
U.S. Government agencies	877	7	5,119	24	5,996	31
U.S. Government-sponsored enterprises	9,819	20	6,682	89	16,501	109
Total	$54,736	$353	$13,136	$159	$67,872	$512

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises	$21,228	$33	$7,954	$49	$29,182	$82
State and municipals:
Taxable			544	26	544	26
Tax-exempt	4,702	23	2,423	39	7,125	62
Mortgage-backed securities:
U.S. Government agencies	20,148	167			20,148	167
U.S. Government-sponsored enterprises	22,870	226			22,870	226
Total	$68,948	$449	$10,921	$114	$79,869	$563

The Company had 97 investment securities, consisting of 76 tax-exempt state and municipal obligations, one taxable state and municipal obligation, one U.S. Government-sponsored enterprise security, and 19 mortgage-backed securities that were in unrealized loss positions at September 30, 2015. Of these securities, one taxable state and municipal obligation, eight mortgage-backed securities and three tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2015. There was no OTTI recognized for the three or nine months ended September 30, 2015 and 2014.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2015 and December 31, 2014 are summarized as follows. Net deferred loan costs were $686 and $651 at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Commercial	$342,937	$319,590
Real estate:
Commercial	529,499	493,481
Residential	306,740	322,454
Consumer	91,369	74,369
Total	$1,270,545	$1,209,894

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

		Real estate
September 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2015	$2,435	$3,190	$4,027	$1,776	$11,428
Charge-offs		(120)	(128)	(67)	(315)
Recoveries	2	2	2	24	30
Provisions		342	369	189	900
Ending balance	$2,437	$3,414	$4,270	$1,922	$12,043

		Real estate
September 30, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2014	$2,201	$2,675	$3,458	$1,288	$9,622
Charge-offs		(57)	(56)	(64)	(177)
Recoveries	5	22		33	60
Provisions	152	185	239	90	666
Ending balance	$2,358	$2,825	$3,641	$1,347	$10,171

		Real estate
September 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2015	$2,321	$3,037	$3,690	$1,290	$10,338
Charge-offs	(40)	(199)	(362)	(253)	(854)
Recoveries	66	8	10	75	159
Provisions	90	568	932	810	2,400
Ending balance	$2,437	$3,414	$4,270	$1,922	$12,043

		Real estate
September 30, 2014	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2014	$2,008	$2,394	$3,135	$1,114	$8,651
Charge-offs	(376)	(489)	(566)	(219)	(1,650)
Recoveries	6	291	38	111	446
Provisions	720	629	1,034	341	2,724
Ending balance	$2,358	$2,825	$3,641	$1,347	$10,171

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2015 and December 31, 2014 is summarized as follows:

			Real estate
September 30, 2015	Commercial		Commercial	Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$2,437	$3,414		$4,270		$1,922	$	$12,043
Ending balance: individually evaluated for impairment		2,032	269		1,000		179		3,480
Ending balance: collectively evaluated for impairment		405	3,038		3,270		1,743		8,456
Ending balance: loans acquired with deteriorated credit quality	$		$107	$		$			$107
Loans receivable:
Ending balance		$342,937	$529,499		$306,740		$91,369	$	$1,270,545
Ending balance: individually evaluated for impairment		3,120	5,309		4,829		191		13,449
Ending balance: collectively evaluated for impairment		338,780	522,812		301,857		91,178		1,254,627
Ending balance: loans acquired with deteriorated credit quality		1,037	1,378		54				$2,469

		Real estate
December 31, 2014	Commercial	Commercial	Residential	Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance	$2,321	$3,037	$3,690		$1,290	$	$10,338
Ending balance: individually evaluated for impairment	1,072	805	767		38		2,682
Ending balance: collectively evaluated for impairment	1,081	2,125	2,921		1,252		7,379
Ending balance: loans acquired with deteriorated credit quality	$168	$107	$2	$			$277
Loans receivable:
Ending balance	$319,590	$493,481	$322,454		$74,369	$	$1,209,894
Ending balance: individually evaluated for impairment	2,595	5,084	4,001		127		11,807
Ending balance: collectively evaluated for impairment	315,642	487,024	318,395		$74,242		1,195,303
Ending balance: loans acquired with deteriorated credit quality	$1,353	$1,373	$58			$	$2,784

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2015 and December 31, 2014:

		Special
September 30, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial	$329,803	$3,690	$9,444	$	$342,937
Real estate:
Commercial	502,017	10,395	17,087		529,499
Residential	295,998	1,438	9,304		306,740
Consumer	91,178		191		91,369
Total	$1,218,996	$15,523	$36,026	$	$1,270,545

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial	$306,066	$6,135	$7,389	$	$319,590
Real estate:
Commercial	472,270	9,858	11,353		493,481
Residential	312,086	2,123	8,245		322,454
Consumer	74,250	13	106		74,369
Total	$1,164,672	$18,129	$27,093	$	$1,209,894

Information concerning nonaccrual loans by major loan classification at September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
Commercial	$1,444	$1,322
Real estate:
Commercial	3,415	3,732
Residential	4,326	3,523
Consumer	190	122
Total	$9,375	$8,699

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2015	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$503	$	$1,444	$1,947	$340,990	$342,937
Real estate:
Commercial	1,371	908	3,415	5,694	523,805	529,499
Residential	883	631	5,684	7,198	299,542	306,740	$1,358
Consumer	608	258	463	1,329	90,040	91,369	273
Total	$3,365	$1,797	$11,006	$16,168	$1,254,377	$1,270,545	$1,631

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2014	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$898	$117	$1,322	$2,337	$317,253	$319,590
Real estate:
Commercial	2,100	888	3,868	6,856	486,625	493,481	$136
Residential	3,154	1,239	4,585	8,978	313,476	322,454	1,062
Consumer	848	247	547	1,642	72,727	74,369	425
Total	$7,000	$2,491	$10,322	$19,813	$1,190,081	$1,209,894	$1,623

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2015 and September 30, 2014, and as of and for the year ended, December 31, 2014 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,561	$3,024		$1,610	$33	$1,980	$70
Real estate:
Commercial	2,410	3,102		2,275	25	2,335	72
Residential	2,784	2,967		2,759	1	2,579	3
Consumer						17
Total	6,755	9,093		6,644	59	6,911	145
With an allowance recorded:
Commercial	2,596	2,596	$2,032	1,954	13	1,675	40
Real estate:
Commercial	4,277	4,277	376	4,797	21	4,389	86
Residential	2,099	2,099	1,000	1,903	7	1,697	24
Consumer	191	191	179	164		116
Total	9,163	9,163	3,587	8,818	41	7,877	150
Commercial	4,157	5,620	2,032	3,564	46	3,655	110
Real estate:
Commercial	6,687	7,379	376	7,072	46	6,724	158
Residential	4,883	5,066	1,000	4,662	8	4,276	27
Consumer	191	191	179	164		133
Total	$15,918	$18,256	$3,587	$15,462	$100	$14,788	$295

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2014	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,379	$4,084		$2,669	141
Real estate:
Commercial	2,932	3,690		7,944	120
Residential	2,672	2,857		2,731	4
Consumer	83	83		94
Total	8,066	10,714		13,438	265
With an allowance recorded:
Commercial	1,569	1,569	$1,240	1,787	$58
Real estate:
Commercial	3,525	3,525	912	2,293	28
Residential	1,387	1,387	769	590	10
Consumer	44	44	38	10	1
Total	6,525	6,525	2,959	4,680	97
Commercial	3,948	5,653	1,240	4,456	199
Real estate:
Commercial	6,457	7,215	912	10,237	148
Residential	4,059	4,244	769	3,321	14
Consumer	127	127	38	104	1
Total	$14,591	$17,239	$2,959	$18,118	$362

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2014	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$2,352	$4,076		$2,501	19	$2,771	71
Real estate:
Commercial	5,275	6,074		7,587	20	9,238	58
Residential	2,629	2,816		2,675	1	2,758	3
Consumer	64	64		81		101
Total	10,320	13,030		12,844	40	14,868	132
With an allowance recorded:
Commercial	1,781	1,781	$1,163	1,769	$20	1,825	$63
Real estate:
Commercial	3,893	3,893	660	2,640	14	1,816	43
Residential	750	750	275	504	4	428	4
Consumer	17	17	17	9		3
Total	6,441	6,441	2,115	4,922	38	4,072	110
Commercial	4,133	5,857	1,163	4,270	39	4,596	134
Real estate:
Commercial	9,168	9,967	660	10,227	34	11,054	101
Residential	3,379	3,566	275	3,179	5	3,186	7
Consumer	81	81	17	90		104
Total	$16,761	$19,471	$2,115	$17,766	$78	$18,940	$242

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,962 at September 30, 2015, $2,933 at December 31, 2014 and $2,500 at September 30, 2014.

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

There were no  loans modified as troubled debt restructurings for the three months ended September 30, 2015 or September 30, 2014. There were eight loans modified as troubled debt restructurings for the nine months ended September 30, 2015, in the amount of $542. There was one loan modified as a troubled debt restructuring for the nine months ended September 30, 2014 in the amount of $2,500. During the three and nine months ended September 30, 2015 and 2014, there were no defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at September 30, 2015, and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Other real estate owned	$457	$561
Investment in residential housing program	6,894	4,329
Mortgage servicing rights	514	676
Bank owned life insurance	30,575	29,983
Restricted equity securities	3,344	3,687
Other assets	14,816	13,830
Total	$56,600	$53,066

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

Loans acquired in connection with business combinations are recorded at their acquisition date fair value. In order to record the loans at fair value, management made three different types of fair value adjustments. A market rate adjustment was made to adjust for the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. A credit adjustment was made on pools of homogeneous loans representing the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on distressed loans represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan.

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

The fair value assigned to the core deposit intangible asset represents the future economic benefit of the potential cost savings from acquiring core deposits in the 2013 Penseco merger compared to the cost of obtaining alternative funding such as brokered deposits from market sources. Management utilized an income valuation approach to present value the estimated future cash savings in order to determine the fair value of the intangible asset.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2015 and December 31, 2014.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$16,067	$16,067		$
U.S. Government-sponsored enterprises	79,623	-	$79,623	-
State and Municipals:
Taxable	16,731	-	16,731	-
Tax-exempt	116,809	-	116,809	-
Mortgage-backed securities:
U.S. Government agencies	34,194	-	34,194	-
U.S. Government-sponsored enterprises	36,408	-	36,408	-
Total	$299,832	$16,067	$283,765	$—

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored enterprises	$48,550	48,550	$	$
U.S. Government-sponsored enterprises	96,245		96,245
State and Municipals:
Taxable	17,407		17,407
Tax-exempt	92,901		92,901
Mortgage-backed securities:
U.S. Government agencies	37,476		37,476
U.S. Government-sponsored enterprises	47,007		47,007
Total	$339,586	$48,550	$291,036	$

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,031			$7,031
Other real estate owned	$348			$348

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,414			$4,414
Other real estate owned	$218			$218

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$7,031	Appraisal of collateral	Appraisal adjustments	3.0% to 77.0% (58.0)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$348	Appraisal of collateral	Appraisal adjustments	20.0% to 77.9% (42.4)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2014	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,414	Appraisal of collateral	Appraisal adjustments	2.6% to 61.1% (24.5)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$218	Appraisal of collateral	Appraisal adjustments	19.7% to 47.8% (30.5)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2015	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$40,985	$40,985	$40,985
Investment securities:
Available-for-sale	299,832	299,832	$16,067	$283,765
Held-to-maturity	13,107	13,582		13,582
Loans held for sale	3,439	3,445		3,445
Net loans	1,258,502	1,271,728			$1,271,728
Accrued interest receivable	5,327	5,327		5,327
Mortgage servicing rights	514	1,114		1,114
Restricted equity securities	3,344	3,344		3,344
Total	$1,625,050	$1,639,357
Financial liabilities:
Deposits	$1,444,650	$1,446,393		1,446,393
Short-term borrowings	30,250	30,250		30,250
Long-term debt	31,000	32,614		32,614
Accrued interest payable	496	496		$496
Total	$1,506,396	$1,509,753

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2014	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$31,426	$31,426	$31,426
Investment securities:
Available-for-sale	339,586	339,586	$48,550	$291,036
Held-to-maturity	14,665	15,215		15,215
Loans held for sale	3,486	3,492		3,492
Net loans	1,199,556	1,210,369			$1,210,369
Accrued interest receivable	5,580	5,580		5,580
Mortgage servicing rights	676	1,466		1,466
Restricted equity securities	3,687	3,687		3,687
Total	$1,598,662	$1,610,821
Financial liabilities:
Deposits	$1,425,558	$1,427,081		1,427,081
Short-term borrowings	19,557	19,557		19,557
Long-term debt	33,140	34,772		34,772
Accrued interest payable	574	574		$574
Total	$1,478,829	$1,481,984

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”), an Employees’ Pension Plan, which is currently frozen, and a Postretirement Plan Life Insurance plan which was curtailed in 2013.

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $368 and $820 in 2015 and $581 and $1,744 in 2014 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Postretirement Life
	Insurance Benefits
	Pension Benefits
Three Months Ended September 30,	2015	2014
Components of net periodic pension cost:
Service cost	$174	$169
Interest cost	(233)	(227)
Amortization of unrecognized net gain	50	23
Net periodic other benefit cost	$(9)	$(35)

	Pension Benefits
Nine Months Ended September 30,	2015	2014
Components of net periodic pension cost:
Service cost	$522	$507
Interest cost	(699)	(681)
Amortization of unrecognized net gain	150	69
Net periodic other benefit cost	$(27)	$(105)

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of the 2013 merger with Penseco Financial Services Corporation or other risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; and inability of third party service providers to perform. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in reports we file with the Securities and Exchange Commission from time to time.

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

Operating Environment:

The Federal Open Market Committee (“FOMC”) was expected to begin to raise the federal funds rate starting late in the third quarter of 2015. That time has come and passed and the FOMC did not start the tightening of monetary policy. The FOMC noted improvement in labor markets, and modest improvements to household spending and business fixed investment. Further improvement to the unemployment rate and labor markets were also cited within the minutes of the September FOMC meeting. However, gross domestic product (“GDP”), the value of all goods and services produced in the Nation, grew at an annual rate of 1.5% for the third quarter of 2015, down from 3.9% for the second quarter of 2015 while the consumer price index (“CPI”) increased only moderately for the 12 months ended September 2015 at 1.9%.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $31,101, or 2.4% annualized, to $1,772,770 at September 30, 2015, from $1,741,669 at December 31, 2014. Loans, net increased to $1,270,545 at September 30, 2015, compared to $1,209,894 at December 31, 2014, an increase of $60,651 or 6.7% annualized. The increase in loans, net during 2015 has been funded through a decrease in investment securities available-for-sale and an increase in deposits. Investment securities decreased $41,312 or 11.7% in 2015. Interest-bearing deposits increased $28,849, while noninterest-bearing deposits decreased $9,757. Total stockholders’ equity increased $5,309 or at an annual rate of 2.9%, from $246,779 at year-end 2014 to $252,088 at September 30, 2015. In the third quarter of 2015, total assets increased $25,015 or 1.4% while loans, net increased $39,004 or 3.2% and deposits increased $19,883 or 1.4%. For the nine months ended September 30, 2015, total assets averaged $1,730,193, an increase of $19,097 from $1,711,096 for the same period of 2014.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $299,832 at September 30, 2015, a decrease of $39,754, or 11.7% from $339,586 at December 31, 2014. The decrease was primarily a result of the sale of U.S. Treasury securities in response to changes in the slope of the yield curve and in order to fund loan demand. Investment securities held-to-maturity totaled $13,107 at September 30, 2015, a decrease of $1,558 or 10.6% from $14,665 at December 31, 2014 due to payments received from mortgage backed holdings. For the three months ended September 30, 2015, total investments decreased $19,477 resulting primarily from the sale of U.S. Treasury securities.

For the nine months ended September 30, 2015, the investment portfolio averaged $314,919, a decrease of $16,292 or 4.9% compared to $331,211 for the same period last year. The tax-equivalent yield on the investment portfolio remained the same at 2.70% for the nine months ended September 30, 2015, compared to the same period of 2014. The tax-equivalent yield decreased from 2.74% in the second quarter of 2015 to 2.60% in the third quarter of 2015.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $3,541, net of deferred income taxes of $1,906, at September 30, 2015, and $4,090, net of deferred income taxes of $2,202, at December 31, 2014.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loans, net increased for the third quarter of 2015, and the nine month period ended September 30, 2015. Loans, net increased to $1,270,545 at September 30, 2015 from $1,209,894 at December 31, 2014, an increase of $60,651 or 6.7% annualized. The growth reflected increases in commercial loans, commercial real estate loans and consumer loans, partially offset by a decrease in residential real estate loans. Commercial loans increased $23,347, or 9.8% annualized, to $342,937 at September 30, 2015 compared to $319,590 at December 31, 2014. Commercial real estate loans increased $36,018 or 9.8% annualized, to $529,499 at September 30, 2015 compared to $493,481 at December 31, 2014. Consumer loans increased $17,000, or 30.6% on an annualized basis, to $91,369 at September 30, 2015 compared to $74,369 at December 31, 2014. The primary contributor to the growth in consumer loans was indirect loans which have increased $20,585.

Residential real estate loans decreased $15,714, or 6.5% on an annualized basis, to $306,740 at September 30, 2015 compared to $322,454 at December 31, 2014. In lieu of carrying residential loans in portfolio, the bank is originating more loans held for sale through the first nine months in 2015. Residential loans originated thus far in 2015 classified as held for sale totaled $20,664 compared to $7,346 for the same period in 2014. For the quarter ended September 30, 2015, loans, net in aggregate increased $39,004. Increases in commercial loans of $20,519, commercial real estate loans of $17,664 and consumer loans of $6,648 were offset by a decrease in residential mortgages of $5,827.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2015, loans, net averaged $1,237,401, an increase of $53,008 or 4.5% compared to $1,184,393 for the same period of 2014. The tax-equivalent yield on the loan portfolio was 4.61% for the nine months ended September 30, 2015, a 30 basis point decrease from the comparable period last year. Loan accretion income in the first nine months of 2015 and 2014, which we recognized as a result of the 2013 Penseco merger, was $475 and $1,900. As a result, the tax-equivalent yield on the loan portfolio would have decreased 14 basis points comparing the nine month ended September 30, 2015 and 2014. The tax-equivalent yield on the loan portfolio decreased 11 basis points in the third quarter of 2015 to 4.52% from 4.63% in the second quarter of 2015.

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

Unused commitments at September 30, 2015, totaled $316,036, consisting of $296,203 in unfunded commitments of existing loan facilities and $19,833 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2014 totaled $266,570, consisting of $235,961 in unfunded commitments of existing loans and $30,609 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2015 and 2014, are summarized as follows:

	September 30, 2015	September 30, 2014
United States	4.9%	5.7%
Pennsylvania (statewide)	4.9	5.1
Lackawanna County	6.0	5.7
Lehigh county	5.6	5.3
Luzerne County	6.6	6.2
Monroe County	6.5	6.6
Susquehanna County	5.2	4.8
Wayne County	5.0	5.1
Wyoming County	5.9	5.7
New York (statewide)	4.8	5.8
Broome County	5.5%	6.1%

The employment conditions improved for the Nation, Pennsylvania, and New York but in only three of the seven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated relative to historical levels within many of our market areas.

Our asset quality weakened slightly in 2015. Nonperforming assets increased $852 or 7.8% to $11,735 at September 30, 2015, from $10,883 at December 31, 2014. We experienced an increase in nonaccrual and restructured loans and accruing loans past due 90 days or more, which was only partially offset by a decline in other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.92% at September 30, 2015 compared to 0.90% at December 31, 2014.

Loans on nonaccrual status increased $676 to $9,375 at September 30, 2015 from $8,699 at December 31, 2014. The majority of the increase from year end was due to an increase of $803 in residential real estate loans and $122 in commercial loans on nonaccrual status. Nonaccrual commercial real estate loans decreased $317 while nonaccrual consumer loans increased $68. Other real estate owned decreased $104 to $457 at September 30, 2015 from $561 at December 31, 2014.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended September 30, 2015, nonperforming assets increased to $11,735 from $10,549 at June 30, 2015. Increases in nonaccrual and restructured loans of $503, accruing loans past due 90 days or more of $559 and other real estate owned of $124 accounted for the change.

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

 The allowance for loan losses increased $1,705 to $12,043 at September 30, 2015, from $10,338 at the end of 2014. For the nine months ended September 30, 2015, net charge-offs were $695 or 0.08% of average loans outstanding, a $509 decrease compared to $1,204 or 0.14% of average loans outstanding in the same period of 2014. Net charge-offs were $285 or 0.09% of average loans outstanding in the third quarter of 2015, a $168 increase compared to $117 or 0.04% of average loans outstanding in the third quarter of 2014.

Deposits:

We attract the majority of our deposits from within our eight county market area that stretches from the Lehigh Valley in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2015, total deposits increased to $1,444,650 from $1,425,558 at December 31, 2014. Interest-bearing deposits increased $28,849 while noninterest-bearing deposits declined $9,757. Interest-bearing transaction accounts, including NOW and money market accounts, increased $30,136, or 8.9% annualized, to $482,502 at September 30, 2015, from $452,366 at December 31, 2014. Time deposits less than $100 increased $7,376, or 5.1% annualized, to $199,266 at September 30, 2015, from $191,890 at December 31, 2014. Declines in savings accounts of $4,259 and time deposits $100 or more of $4,404 were recorded in the nine months ended September 30, 2015.

For the three months ended September 30, 2015, total deposits increased $19,883 or 5.5% annualized. Growth in interest-bearing and noninterest-bearing demand deposits, time deposits less than $100 and time deposits of $100 or more, more than offset declines in savings deposits.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2015 interest-bearing deposits averaged $1,124,689 in 2015 compared to $1,118,101 in 2014. The cost of interest-bearing deposits was 0.44% in 2015 compared to 0.49% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.51% in 2015 compared to 0.58% in 2014. The cost of interest-bearing liabilities did not change when comparing the second and third quarters of 2015.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2015, totaled $30,250 compared to $19,557 at December 31, 2014, an increase of $10,693. Long-term debt was $31,000 at September 30, 2015, compared to $33,140 at year end 2014. The increase in short-term borrowing was a function of strong loan demand whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the nine months ended September 30, 2015.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Our cumulative one-year RSA/RSL ratio equaled 2.14% at September 30, 2015. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at September 30, 2015, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing increases in market rates, to increase net interest income. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2015, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2015 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

maturing after September 30, 2015. Our noncore funds at September 30, 2015, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2015, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 8.9%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 3.8%. Comparatively, our overall noncore dependence ratio at year-end 2014 was 8.5% and our net short-term noncore funding dependence ratio was 3.0% at year-end, indicating that our reliance on noncore funds has increased slightly.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $9,559 during the nine months ended September 30, 2015. Cash and cash equivalents decreased $17,099 for the same period last year. For the nine months ended September 30, 2015, net cash inflows of $15,172 from operating activities and $20,135 from financing activities were partially offset by net cash outflows of $25,748 from investing activities. For the same period of 2014, net cash inflows of $14,846 from operating activities and $21,463 from financing activities were more than offset by net cash outflows of $53,408 from investing activities.

Operating activities provided net cash of $15,172 for the nine months ended September 30, 2015, and $14,846 for the corresponding nine months of 2014. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $25,748 for the nine months ended September 30, 2015, compared to $53,408 for the same period of 2014. In 2015, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities was the predominant factor causing the net cash outflow from investing activities in 2014.

 Financing activities provided net cash of $20,135 for the nine months ended September 30, 2015, and provided net cash of $21,463 for the corresponding nine months of 2014. Deposit gathering is our predominant financing activity. Deposits increased for both the nine months ended September 30, 2015 and 2014. The net increase in deposits totaled $19,619 in the nine months ended September 30, 2015. Comparatively, deposit gathering provided net cash of $46,939 for the same period of 2014. We continued to attract deposits from new and existing customers, including municipalities and school districts, as well as deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $252,088 or $33.53 per share at September 30, 2015, compared to $246,779 or $32.69 per share at December 31, 2014. Net income of $13,884 for the nine months ended September 30, 2015 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $7,016, shares retired of $1,062, stock based compensation of $52, and an other comprehensive loss resulting from market value fluctuations in the investment portfolio of $549.

Dividends declared equaled $0.93 per share in 2015 and 2014. The dividend payout ratio was 50.5% for the nine months ended September 30, 2015 and 52.8% for the same period of 2014. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2015, the Bank’s Tier 1 capital to total average assets was 10.86% as compared to 10.42% at December 31, 2014. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.92% and the total capital to risk weighted asset ratio was 14.84% at September 30, 2015. These ratios were 14.28% and 15.15% at December 31, 2014. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.92% at September 30, 2015. The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2015.

Review of Financial Performance:

Net income for the third quarter of 2015 equaled $4,409 or $0.58 per share compared to $5,236 or $0.70 per share for the third quarter of 2014. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.00% for the third quarter of 2015 compared to 1.20% for the same period of 2014. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.00% for the third quarter of 2015 compared to 8.49% for the third quarter of 2014. Net income for the nine months ended September 30, 2015 equaled $13,884 or $1.84 per share compared to $13,265 or $1.76 per share for the same period of 2014. Our ROA and ROE were 1.07% and 7.47% through nine months in 2015 compared to 1.04% and 7.37% for the same period of 2014. Gains on sale of investment securities were $979 for the nine months ended September 30, 2015 and $861 for the comparable period in 2014. The results for the nine months ended September 30, 2014 included pre-tax acquisition related expenses of $1,725.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended September 30, tax-equivalent net interest income decreased $349 to $14,891 in 2015 from $15,240 in 2014. The net interest spread decreased to 3.61% for the three months ended September 30, 2015 from 3.69% for the three months ended September 30, 2014. The tax-equivalent net interest margin decreased to 3.74% for the third quarter of 2015 from 3.84% for the comparable period of 2014. The tax-equivalent net interest margin for the second quarter of 2015 was 3.84%. Loan accretion in the third quarter of 2015 related to loans acquired in the 2013 Penseco merger was $128, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan interest recognized on these loans in the third quarter of 2014 was $470 resulting in an increase in the tax-equivalent net interest margin of 12 basis points. Without such interest income, the tax equivalent net interest margin for the three months ended September 30 would have been 3.70% in 2015 and 3.72% in 2014.

For the three months ended September 30, tax-equivalent interest income on earning assets decreased $506, to $16,376 in 2015 as compared to $16,882 in 2014. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 14 basis points for the three months ended September 30, 2015 at 4.11% as compared to 4.25% for the three months ended September 30, 2014. The decrease in the yield on earning assets resulted from lower yielding assets replacing higher yielding assets as the result of loan growth and payments and maturities of the higher yielding assets. The overall yield earned on loans decreased 37 basis points for the third quarter of 2015 to 4.52% from 4.89% for the third quarter of 2014. Average loans increased to $1,250,736 for the quarter ended September 30, 2015 compared to $1,184,102 for the same period in 2014. The resulting tax-equivalent interest earned on loans was $14,242 for the three month period ended September 30, 2015 compared to $14,591 for the same period in 2014, a decrease of $349.

Total interest expense decreased $157, to $1,485 for the three months ended September 30, 2015 from $1,642 for the three months ended September 30, 2014. A favorable rate variance caused the decrease. An increase in the average volume of interest bearing liabilities of $12,536 was more than offset by a 6 basis point decrease in the cost of funds comparing the three months ended September 30, 2015 and 2014.

 For the nine months ended September 30, tax-equivalent net interest income decreased $577 to $44,664 in 2015 from $45,241 in 2014. The net interest spread decreased to 3.69% for the nine months ended September 30, 2015 from 3.73% for the nine months ended September 30, 2014. The tax-equivalent net interest margin for the nine months ended September 30 was 3.82% in 2015 compared to 3.88% in 2014. Loan interest income in the nine months ended September 30, 2015 related to loans acquired in the fourth quarter of 2013 was $475, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan interest income on these loans recognized in the nine months of 2014 was $1,900 resulting in an increase in the tax-equivalent net interest margin of 16 basis points. Without such interest income, the tax equivalent net interest margin for the nine months ended September 30 would have been 3.78% in 2015 and 3.72% in 2014.

For the nine months ended September 30, 2015, tax-equivalent interest income decreased $1,165, to $49,132 as compared to $50,297 for the nine months ended September 30, 2014. A volume variance attributable to changes in the average volume of earning assets over interest-bearing liabilities was more than offset by an unfavorable rate variance due to a greater reduction in the yield on earning assets compared to the cost of funds.

Average earning assets grew $5,258 compared to a decrease in average interest-bearing liabilities of $4,394 comparing the nine months ended September 30, 2015 and 2014. The yield on earning assets decreased 11 basis points as compared to a 7 basis point drop in fund costs.

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

	Nine months ended
	September 2015			September 2014
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,165,215	$40,072	4.60%	$1,116,432	$41,035	4.91%
Tax-exempt	72,186	2,638	4.89	67,961	2,472	4.86
Investments:
Taxable	210,439	2,507	1.59	231,457	2,909	1.68
Tax-exempt	104,480	3,843	4.92	99,754	3,788	5.08
Interest-bearing deposits	6,473	63	1.30	5,843	29	0.66
Federal funds sold	4,987	9	0.24	37,081	64	0.23
Total earning assets	1,563,780	49,132	4.20%	1,558,528	50,297	4.31%
Less: allowance for loan losses	11,028			9,162
Other assets	177,441			161,730
Total assets	$1,730,193			$1,711,096
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$197,112	485	0.33%	$213,230	596	0.37%
NOW accounts	267,797	726	0.36	225,328	577	0.34
Savings accounts	399,060	623	0.21	374,351	770	0.28
Time deposits less than $100	172,806	1,369	1.06	211,966	1,542	0.97
Time deposits $100 or more	87,914	486	0.74	93,226	640	0.92
Short-term borrowings	8,581	23	0.36	16,160	67	0.55
Long-term debt	32,010	756	3.16	35,413	864	3.26
Total interest-bearing liabilities	1,165,280	4,468	0.51	1,169,674	5,056	0.58
Noninterest-bearing deposits	301,619			288,786
Other liabilities	14,686			12,143
Stockholders’ equity	248,608			240,493
Total liabilities and stockholders’ equity	$1,730,193			$1,711,096
Net interest income/spread		$44,664	3.69%		$45,241	3.73%
Net interest margin			3.82%			3.88%
Tax-equivalent adjustments:
Loans		$923			$865
Investments		1,345			1,326
Total adjustments		$2,268			$2,191

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2015.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three and nine months ended September 30, 2015, the provision for loan losses totaled $900 and $2,400, compared to $666 and $2,724 for those same periods in 2014. The increase in the provision in the third quarter of 2015 was a result of an increase in loan growth and the level of nonperforming loans.

Noninterest Income:

For the nine months ended September 30, 2015, noninterest income totaled $11,950, an increase of $232 or 2.0% from $11,718 for the comparable period of 2014. Service charges, fees and commissions decreased $130, or 2.7% to $4,685 through nine months in 2015 from $4,815 for the same period in 2014. Merchant services income increased $152 to $2,936 for the nine months ended September 30, 2015 from $2,784 for the same period last year as a result of an increase in the number of merchant accounts serviced. Income generated from commissions and fees on fiduciary activities decreased $203 to $1,487 for the nine months ended September 30, 2015 in comparison to $1,690 for the same period in 2014 due to a decrease in executor fees settled in 2015. Income generated from our wealth management division increased $58 to $627 through the first nine months of 2015 in comparison to $569 over that same period in 2014. Mortgage banking income increased $233 to $667 for the first nine months of 2015 compared to $434 for the comparable period in 2014 as the volume of loans originated for sale continued to improve. Life insurance investment income increased $4 to $569 for the nine months ended September 30, 2015 from $565 for the same period in 2014. Beginning late in the third quarter of 2014, we began to incur offsets to life insurance income that represent mortality costs to the life insurance and the variance is normalized as of the end of the third quarter of 2015. Gains from the sale of investment securities available-for-sale increased to $979 for the nine months ended September 30, 2015 compared to $861 for the same period in 2014 as we took advantage of the significant improvement in the value of U.S. Treasury securities brought on by the reduction in market yields.

Noninterest income decreased $365 or 8.3% to $4,015 in the third quarter of 2015 from $4,380 for the same period in 2014. Increases in income from merchant services, wealth management, mortgage banking and life insurance income were more than offset by declines in service charges, fees and commissions, commissions and fees on fiduciary activities and net gains on sale of investment securities available-for-sale.

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

For the third quarter, noninterest expense increased $622 or 5.6% to $11,706 in 2015 from $11,084 in 2014. For the nine months ended September 30, 2015, noninterest expense decreased $299 or 0.9% to $34,311 in 2015 from $34,610 in 2014. Personnel costs increased 9.1%, net occupancy and equipment costs increased 12.9%, merchant services expense increased 16.5% and other expenses decreased by 9.7% comparing year-to-date 2015 and 2014.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,397 for the third quarter of 2015, an increase of $643 or 13.5% when compared to the third quarter of 2014. Salaries and employee benefits expense totaled $16,243 for the nine months ended September 30, 2015 compared to $14,883 for the same period of 2014, an increase of $1,360 or 9.1%. Severances paid out to eliminate certain duplicated positions along with the addition of salaries and benefit costs to add staffing in wealth management, Lehigh Valley and credit more than offset the cost savings associated with certain downsizing initiatives.

Merchant services expense increased $161 or 24.3% to $823 for the three months ended September 30, 2015 from $662 for the same period in 2014. Merchant services expense increased $284 or 16.5% to $2,006 for the nine months ended

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

September 30, 2015 from $1,722 for the year earlier period. Both the quarterly and nine month results were a product of higher interchange fees being paid to the service providers. The increases correlate directly to the increases in merchant services income for the quarter and nine months ended September 30, 2015.

We experienced a $226 or 11.2% increase in net occupancy and equipment expense comparing $2,246 for the third quarter of 2015 and $2,020 for the same period in 2014. Net occupancy and equipment expense increased $783 or 12.9% comparing the nine months ended September 30, 2015 at $6,863 and September 30, 2014 at $6,080. The increase in net occupancy and equipment expense was caused by costs associated with the Lehigh Valley branch during 2015, and costs associated with excessive snow removal costs during the first part of 2015.

For the third quarter, other expenses decreased $261 or 8.1% to $2,944 from $3,205 comparing 2015 to 2014. For the nine months ended September 30, 2015, other expenses decreased $887 or 9.7% to $8,303 as compared to $9,190 for the same period of 2014. The decrease was the result of realizing cost synergies as we begin to achieve certain of the intended benefits of the 2013 merger with Penseco.

Income Taxes:

We recorded income tax expense of $1,113 or 20.2% of pre-tax income, and $1,944 or 27.1% of pre-tax income for the three months ended September 30, 2015 and 2014. We recorded income tax expense of $3,751 or 21.3% of pre-tax income, and $4,169 or 23.9% of pre-tax income for the nine months ended September 30, 2015 and 2014. The nine months ended September 30, 2015 includes before tax investment tax credits of $1,088 compared to $439 for that same period last year.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2015, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2015
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	6.1	(20.0)	6.9	(45.0)
+300	4.9	(20.0)	6.6	(35.0)
+200	3.3	(10.0)	5.3	(25.0)
+100	1.6	(10.0)	3.4	(15.0)
Static
-100	(3.2)	(10.0)	(12.4)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2015, would increase slightly at 1.6 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2014.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2015, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide

Peoples Financial Services Corp.

reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2015, the Board of Directors authorized the repurchase of up to 370,000 shares of the Company’s common stock. The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a) (3), of the Company’s common stock during each of the months for the quarter ended September 30, 2015. At September 30, 2015, there were 338,951 shares available for repurchase under the 2015 Stock Repurchase Program with an expiration date of December 31, 2015.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs(1)	Programs(1)
July 1, 2015 - July 31, 2015				362,567
August 1, 2015 - August 31, 2015	5,540	$36.26	5,540	357,027
September 1, - September 30, 2015	18,076	35.73	18,076	338,951
Total	23,616	$35.85	23,616

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Peoples Financial Services Corp.

Item 6. Exhibits.

10.1

Material Contracts-First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best, incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K filed with the Commission on September 3, 2015.

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

Peoples Financial Services Corp.
(Registrant)

Date: November 6, 2015	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Scott A. Seasock
Scott A. Seasock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1

Material Contracts-First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best, incorporated by reference to Exhibit 10.1 to the Registrant’s form 8-K filed with the Commission on September 3, 2015.

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	43

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	44

32	CEO and CFO Certifications Pursuant to Section 1350.	45

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.