Form 10-K
period 2015-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2016-03-11
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $298,767,337 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 29, 2016 was 7,402,439

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2016 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10K

For the Year Ended December 31, 2015

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

-ii-

Part I

Item  1.Business.

General

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company, including its subsidiary, Peoples Advisors, LLC. On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania, referred to as “Penseco,” merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation, pursuant to an Agreement and Plan of Merger dated June 28, 2013. Such transaction is sometimes referred to in this annual report as the “Penseco merger” and such agreement as the “Penseco merger agreement.” In connection with the Penseco merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank, and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.”

Unless the context indicates otherwise, all references in this annual report to the “Peoples,” “we,” “us” and “our” refer to Peoples Financial Services Corp., its direct and indirect subsidiaries and its and their respective predecessors. Peoples Security Bank and Trust Company is sometimes referred to as “Peoples Bank.”

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, or “FDIC.” Peoples Bank’s twenty-four community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Peoples Advisors, LLC, provides investment advisory services through a third party to individuals and small businesses. Peoples Advisors, LLC did not meet the quantitative thresholds for required segment disclosure.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2015, our regulatory limit on loans to one borrower was $28.9 million.

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

There are three levels of civil penalties under FIRREA.

•	The first tier provides for civil penalties of up to $5,500 per day for any violation of law or regulation.
•	The second tier provides for civil penalties of up to $27,500 per day if more than a minimal loss or a pattern is involved.

•

Finally, civil penalties of up to the lesser of $1.1 million or 1% of total assets per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit.

Criminal penalties are increased to $1.1 million per violation and may be up to $5.5 million for continuing violations or for the actual amount of gain or loss. These penalties may be combined with prison sentences of up to five years. These penalties are subject to adjustment in accordance with inflation adjustment procedures prescribed under applicable law.

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

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2015, based on the most recent notification from the FDIC. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain US Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off-balance-sheet items, against both total qualifying capital, Common Equity Tier 1 capital, and Tier 1 capital.

“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions, and retained earnings.

“Tier 1”, or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.

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

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

"	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
"	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
"	A minimum ratio of total capital to risk-weighted assets of 8%.
"	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election was required to be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.  On January 30, 2015, Peoples Board of Directors adopted a resolution to “opt-out” of the inclusion of the components of AOCI in regulatory capital.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

"	limitations on its ability to pay dividends;
"

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

At December 31, 2015, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 13.11%; its ratio of tier 1 capital to risk-weighted assets of 13.11%; its ratio of total capital to risk-weighted assets of 14.05%; and its leverage ratio of 10.48%

Interest Rate Risk

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

TILA/RESPA Integrated Disclosures (TRID)

On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and RESPA.  For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and the U.S. Department of Housing and Urban Development.  The final rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.

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

Employees

As of December 31, 2015, we had 348 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

In addition, we maintain an Internet website at www.psbt.com. We make available free of charge through the “Investor Relations” link on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.Risk Factors.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principle component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent totaled $7.7 million on December 31, 2015. Our non-performing assets were approximately $12.5 million on December 31, 2015, including $2.4 million of loans acquired as part of the merger net of the remaining credit adjustment of $2.2 million. Our allowance for loan and lease losses was approximately $13.0 million on December 31, 2015.

Our emphasis on the Northeastern Pennsylvania and Southern New York market area exposes us to a risk of loss associated with the region.

At December 31, 2015, $306.2 million or 22.8%, of our loan portfolio consisted of residential mortgage loans and $567.3 million or 42.3%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania and Broome County, New York. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2015, approximately 69.6% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The determination of the allowance for loan and lease losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If conditions in our regional real estate markets continue, we could continue to experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-

four family residential mortgage loans. Moreover, we expect that the current economy will negatively impact our market areas and that we could experience higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase the provision for loan and lease losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the allowance for loan and lease losses, we will need to increase our allowance for loan lease losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan and lease losses. Any increases in our allowance for loan and lease losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, and results of operations and cash flows.

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

At December 31, 2015, we had approximately $284.9 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2015, our available-for-sale securities had an unrealized gain, net of taxes, of $3.0 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2015, the market value of our shares exceeded the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2015, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. A worsening of economic conditions may impact our results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain noninterest-bearing deposits in the range of 15.0% to 30.0% of total deposits and, as of December 31, 2015, approximately 22.0% of our deposits were noninterest bearing.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

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

We currently operate 24 branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

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

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

At February 29, 2016, our directors and executive officers beneficially owned approximately 9.0% of our common stock. If these individuals were to act together, they could have a significant influence over the outcome of any shareholder vote.

Proxy contests and shareholder litigation may adversely affect our results of operations.

We have received a shareholder proposal which will be included in our proxy statement for our 2016 annual meeting of shareholders.  The shareholders who submitted the proposal are plaintiffs in litigation against Peoples Bank and certain current and former officers.  The litigation, which we believe is not material to us, related to a loan transaction made in the ordinary course of business by Peoples Bank.  Any future proxy contests or shareholder litigation could cause us to use resources, both in expense and in the time and attention of our management, which could otherwise be used in operating our business. Accordingly, our results of operations may be adversely effected.

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

Our articles of incorporation and bylaws contain certain anti-takeover provisions that may make it more difficult or expensive or may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, the articles of incorporation and bylaws: classify our board of directors into three groups, so that shareholders elect only approximately one-third of the board each year; require our shareholders to give us advance notice to nominate candidates for election to the board of directors or to make shareholder proposals at a shareholders’ meeting; and require the affirmative vote of the holders of at least 75% of our common stock to approve amendments to our bylaws or to approve certain business combinations that have not received the support of two-thirds of our board of directors. These provisions of our articles of incorporation and bylaws could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of our shareholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

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

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Item  1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our corporate headquarters is located at 150 N. Washington Avenue, Scranton, Pennsylvania, which houses our finance and planning, trust, merchant services, commercial lending, marketing, human resources and investor services divisions, as well as our executive offices. Our operations division is located at 82 Franklin Avenue, Hallstead, Pennsylvania.

We operate 24 full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York. Two offices are leased and the balance are owned by Peoples Bank. We have received regulatory approval for a new office in Kingston, Pennsylvania, which is expected to be operational during 2016.

We lease several remote ATM locations throughout Northeastern Pennsylvania and Southern New York. All branches and ATM locations are equipped with closed circuit television monitoring.

We consider our properties to be suitable and adequate for our current and immediate future purposes.

Item  3.Legal Proceedings.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, as to which we are a party or of which any of our property is subject.

Item  4.Mine Safety Disclosures.

Not applicable.

Part II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 29, 2016, there were approximately 3,373 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. Our 2013 Penseco merger agreement states that, unless 80% of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information on dividend restrictions on the Company and Peoples Bank, refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2015 and 2014 are summarized in the following table:

	2015			2014
			Dividends			Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$39.35	$49.26	$0.31	$37.85	$42.26	$0.31
Second Quarter	36.89	43.76	0.31	42.50	53.05	0.31
Third Quarter	34.56	41.60	0.31	45.99	52.52	0.31
Fourth Quarter	$34.43	$41.96	$0.31	$44.17	$52.52	$0.31

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2015:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs(1)	Programs(1)
October 31, 2015	92,827	$37.89	92,827	246,124
November 30, 2015	3,466	38.96	3,466	242,658
December 31, 2015	12,210	$38.81	12,210	230,448

(1)

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we were authorized to repurchase up to 370,000 shares of our outstanding common stock through open market purchases.  This plan was reauthorized and effectively continued during 2015, resulting in our repurchase and retirement of 137,752 shares for $5.2 million during the year.  On February 2, 2016, our board of directors again effectively continued the plan by authorizing the repurchase of up to 225,000 shares of our outstanding common stock through open market purchases.

The following line graph compares the cumulative total stockholder return on the Company’s common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Bank Stocks and the index for the Russell 2000 Stocks during the five-year period ended December 31, 2015. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Peoples Financial Services Corp.	100.00	109.40	121.69	155.82	209.25	165.56
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

Source : SNL Financial LC,

Charlottesville, VA

©2015

Item 6.Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2015	2014	2013	2012	2011
Condensed statements of financial performance:
Interest income	$63,041	$63,956	$37,370	$37,591	$39,707
Interest expense	6,037	6,642	4,169	5,362	7,339
Net interest income	57,004	57,314	33,201	32,229	32,368
Provision for loan losses	3,700	3,524	2,361	924	2,381
Net interest income after provision for loan losses	53,304	53,790	30,840	31,305	29,987
Noninterest income	15,719	15,251	11,762	11,441	12,619
Noninterest expense	46,779	45,933	36,396	29,099	29,041
Income before income taxes	22,244	23,108	6,206	13,647	13,565
Provision for income tax expense	4,521	5,459	485	3,058	3,034
Net income	$17,723	$17,649	$5,721	$10,589	$10,531
Condensed statements of financial position:
Investment securities	$297,044	$354,251	$317,010	$177,293	$191,208
Net loans	1,327,890	1,199,556	1,167,966	616,580	624,811
Other assets	194,124	187,862	203,245	124,169	109,513
Total assets	$1,819,058	$1,741,669	$1,688,221	$918,042	$925,532
Deposits	$1,455,810	$1,425,558	$1,379,507	$721,948	$720,518
Short-term borrowings	38,325	19,557	22,052	8,019	9,981
Long-term debt	60,354	33,140	36,743	45,397	58,220
Other liabilities	15,801	16,635	11,127	10,232	9,480
Stockholders’ equity	248,768	246,779	238,792	132,446	127,333
Total liabilities and stockholders’ equity	$1,819,058	$1,741,669	$1,688,221	$918,042	$925,532
Per share data:
Net income	$2.36	$2.34	$1.21	$2.37	$2.36
Cash dividends declared	1.24	1.24	1.23	1.23	1.23
Stockholders’ equity	$33.57	$32.69	$31.62	$29.65	$28.51
Cash dividends declared as a percentage of net income	52.54%	53.03%	96.33%	51.98%	52.26%
Average common shares outstanding	7,516,451	7,548,825	4,733,059	4,467,261	4,467,261

Selected ratios (based on average balances):
Net income as a percentage of total assets	1.02%	1.03%	0.58%	1.14%	1.13%
Net income as a percentage of stockholders’ equity	7.13	7.29	4.01	8.07	8.45
Stockholders’ equity as a percentage of total assets	14.26	14.12	14.43	14.18	13.37
Tier I capital as a percentage of adjusted total assets	10.80	10.76	10.12	11.50	10.82
Net interest income as a percentage of earning assets	3.81	3.86	3.91	4.08	4.04
Loans, net, as a percentage of deposits	87.55%	84.13%	87.72%	88.69%	87.04%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	13.52%	14.75%	13.62%	16.80%	15.77%
Total capital as a percentage of risk-weighted assets	14.47	15.61	14.29	17.96	16.87
Allowance for loan losses as a percentage of loans, net	0.97	0.85	0.74	1.11	1.06
Nonperforming loans as a percentage of loans, net	0.86%	0.85%	1.60%	0.50%	0.68%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 35.0% for the years 2015 and 2014 and 34.0% for the years 2013, 2012 and 2011.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2015 versus 2014

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2015 versus 2014 contained in this Annual Report on Form 10-K.

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

Operating Environment:

The United States economy continued to expand moderately in 2015, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, remained at an annual rate of 2.4 percent, compared to 2014. For the majority of 2015 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%. At their December 2015 meeting, the FOMC raised interest rates for the first time since December 2008, when they unanimously voted to set the new target federal funds rate at a range of .25% to .50%, a 25 basis point increase. The FOMC stated at this meeting that they expect economic conditions will evolve in a manner that will warrant only gradual increase in the federal funds rate and that the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  The FOMC continues to acknowledge the state of low inflation, indicating that it plans to carefully monitor actual and expected progress toward its 2% inflation objective.  The FOMC also announced it is maintaining its policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities, and of rolling over maturing Treasury securities at auction, anticipating it will do so until normalization of the federal funds rate is well underway.

Inflationary concerns continue to be relatively tame, as the consumer price index (“CPI”) at 0.7 percent for 2015 continued to be below the FOMC’s benchmark of 2.0 percent. The CPI was 0.8 percent in 2014. Moreover, the core personal consumption expenditure price index, which ignores food and energy, averaged 2.1 percent in 2015.

Employment conditions improved in 2015. The civilian labor force increased 1.7 million, while the number of people employed increased 2.5 million in 2015. As a result, the annual unemployment rate for the U.S. fell to 5.3 percent in 2015 from 6.2 percent in 2014. All sectors of employment, with the exception of the government sector, reported employment gains from the end of 2014.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2015 and 2014, are summarized as follows:

	2015	2014
United States	5.3%	6.2%
New York	5.3	6.3
Pennsylvania	5.1	5.9
Broome County	6.0	6.6
Lackawanna County	5.6	6.6
Lehigh County	5.3	6.0
Luzerne County	6.2	7.2
Monroe County	6.4	7.4
Susquehanna County	5.4	5.8
Wayne County	5.5	6.3
Wyoming County	5.9%	6.7%

Employment conditions in 2015 improved for the Commonwealth of Pennsylvania as evidenced by a reduction in the unemployment rate to 5.1 percent in 2015 from 5.9 percent in 2014. Similarly, the unemployment rate for New York State dropped to 5.3 percent in 2015, from 6.3 percent in 2014. With respect to the markets we serve, the unemployment rate decreased in all of the eight counties in which we have branches or ATM locations. The lowest unemployment rate in 2015, for all of the counties we serve, was Lehigh County at 5.3 percent. The marked improvements in unemployment rates could impact the rate of economic growth and may cause market interest rates to rise in the near term.

With respect to the banking industry, net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2015 totaled $164.2 billion, an increase of $10.6 billion or 6.9 percent from 2014. Approximately 63.6 percent of all institutions reported higher net income in 2015, while only 4.6 percent reported net losses. This is the lowest annual proportion of unprofitable institutions for the industry since 2004. Loan loss provisions of $37.0 billion in 2015 were

$7.3 billion or 24.6 percent more than banks set aside in 2014. This is the first time in the last six years that loan loss provisions have been higher than the preceding year, and the total allocation for 2015 was the largest amount since 2012. Net interest income increased for the second year in a row, by $9.4 billion or 2.2 percent. Noninterest income was $5.5 billion or 2.2 percent above the level of 2014, as servicing fee income increased by $1.5 billion or 16.8 percent. Realized gains on sales of loans were $1.4 billion or 7.7 percent higher than a year ago. Total noninterest expense decreased $5.5 billion or 1.3 percent comparing 2015 and 2014. The average return on average assets for 2015 was 1.04 percent, up from 1.02 percent in 2014.

The United States economy continued on an upward path in 2015. This could affect interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to keep fund costs low. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.” The Company services its retail and commercial customers through twenty-four full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

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

Peoples Advisors, LLC did not meet the quantitative threshold for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Peoples Bank’s twenty-four community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

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

Total assets, loans and deposits were $1.8 billion, $1.3 billion and $1.5 billion, respectively, at December 31, 2015. Total assets, loans and deposits grew 4.4 percent, 10.8 percent and 2.1 percent, respectively, compared to 2014 year-end balances.

The loan portfolio consisted of $933.0 million of business loans, including commercial and commercial real estate loans, and $407.8 million in retail loans, including residential mortgage and consumer loans at December 31, 2015. Total investment securities were $297.0 million at December 31, 2015, including $284.9 million of investment securities classified as available-for sale and $12.1 million classified as held-to-maturity. Total deposits consisted of $321.0 million in noninterest-bearing deposits and $1.1 billion in interest-bearing deposits at December 31, 2015.

Stockholders’ equity equaled $248.8 million, or $33.57 per share, at December 31, 2015, and $246.8 million, or $32.69 per share, at December 31, 2014. Dividends declared for the 2015 amounted to $1.24 per share representing 52.5 percent of net income.

Nonperforming assets equaled $12.5 million or 0.93 percent of loans, net and foreclosed assets at December 31, 2015, up from $10.9 million or 0.90 percent at December 31, 2014. The allowance for loan losses equaled $13.0 million or 0.97 percent of loans, net, at December 31, 2015, compared to $10.3 million or 0.85 percent at year-end 2014. Loans charged-off, net of recoveries equaled $1.1 million or 0.08 percent of average loans in 2015, compared to $1.8 million or 0.15 percent of average loans in 2014.

Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2015, our portfolio consisted primarily of short-term U.S. Treasury and Government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

For the majority of 2015 the FOMC kept the target federal funds rate at a range of 0% to .25%. At their December 2015 meeting, the FOMC raised interest rates for the first time since December 2008, when they unanimously voted to increase the federal funds rate 25 basis points.  The FOMC stated at this meeting that they expect economic conditions will evolve in a manner that will warrant only gradual increase in the federal funds rate and that the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and Government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury ranged from a low of 44 basis points to a high of 109 basis points during 2015 before ending the year at 1.06 percent. The yield on the 10-year U.S. Treasury ranged from a low of 168 basis points to a high of 250 basis points while ending 2015 at 2.27 percent. Since bond prices move inversely to yields, we experienced a decline in the aggregate fair value of our investment portfolio when comparing December 31, 2015 to December 31, 2014 due to higher rates at year end 2015.  The net unrealized holding gains included in our available-for-sale investment portfolio was $4.6 million at December 31, 2015 compared to $6.3 million at December 31, 2014. We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $3.0 million, net of income taxes of $1.6 million, at December 31, 2015, and $4.1 million, net of income taxes of $2.2 million, at December 31, 2014. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2015, indicated that should general market rates increase by 100, 200 and 300 basis points, we would anticipate declines of 3.1 percent, 6.3 percent and 9.5 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2015		2014		2013
December 31,	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$9,999	3.37%	$48,550	13.70%
U.S. Government-sponsored enterprises	69,060	23.25	96,245	27.17	$113,045	35.66%
State and municipals:
Taxable	16,545	5.57	17,407	4.91	16,698	5.27
Tax-exempt	131,789	44.36	100,271	28.31	105,453	33.26
Corporate debt securities					4,387	1.38
Mortgage-backed securities:
U.S. Government agencies	31,652	10.66	37,576	10.61	20,550	6.48
U.S. Government-sponsored enterprises	37,999	12.79	54,202	15.30	55,780	17.60
Common equity securities					1,097	0.35
Total	$297,044	100.00%	$354,251	100.00%	$317,010	100.00%

Investment securities decreased $57.3 million, to $297.0 million at December 31, 2015, from $354.3 million at December 31, 2014. At December 31, 2015, the investment portfolio consisted of $284.9 million of investment securities classified as available-for-sale and $12.1 million classified as held-to-maturity. Loan demand accelerated in the second half of 2015 which resulted in using a portion of the investment cash flow to fund loans. Excess cash flow from investment payments and repayments was directed back into the investment portfolio in the first half of 2015. Security purchases totaled $90.4 million in 2015, with the majority of the purchases consisting of short-term U.S. Treasury securities and intermediate- term tax-exempt municipal securities. Investment purchases in 2014 amounted to $102.3 million.

Repayments of investment securities totaled $60.8 million in 2015 and $49.7 million in 2014. We received proceeds of $82.0 million from the sale of investment securities in 2015 and $15.4 million in 2014. Net gains recognized on the sale of investment securities available-for-sale totaled $1,189 in 2015 and $861 in 2014. The 2015 sales consisted of $80.2 million of short-term U.S. Treasury securities and $1.8 million of tax-exempt municipal securities. We continually analyze the investment portfolio with respect to its exposure to various risk elements. As a result of such analysis, we sold the tax-exempt municipal securities due to credit risk concerns.

The composition of our investment portfolio changed during 2015 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. Government agency and U.S. Government-sponsored enterprise securities comprised 26.6 percent of our total portfolio at year-end 2015 compared to 40.9 percent at the end of 2014.  Tax-exempt municipal obligations increased as a percentage of the total portfolio to 44.4 percent at year-end 2015 from 28.3 percent at the end of 2014. The weighted average life and the effective duration of the investment portfolio were relatively constant at 2.9 years and 3.1 years at December 31, 2015 and 2014.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2015, 2014 and 2013. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $311.2 million and equaled 19.7 percent of average earning assets in 2015, compared to $338.5 million and equaled 21.7 percent of average earning assets in 2014. The tax-equivalent yield on the investment portfolio increased four basis points to 2.71 percent in 2015 from 2.67 percent in 2014.

At December 31, 2015 and 2014, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2015, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2015	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities			$9,999	1.69%					$9,999	1.69%
U.S. Government-sponsored enterprises	$22,179	0.59%	44,503	1.25	$2,378	2.94%			69,060	1.10
State and municipals:
Taxable			3,495	2.78	9,935	4.21	$3,115	4.19%	16,545	3.90
Tax-exempt	5,495	3.04	38,313	2.62	37,250	3.29	50,731	6.36	131,789	4.27
Mortgage-backed securities:
U.S. Government agencies			16,014	1.69	14,033	1.32	1,605	1.48	31,652	1.52
U.S. Government-sponsored enterprises	93	1.41	9,512	2.03	23,936	2.40	4,458	1.74	37,999	2.23
Total	$27,767	1.08%	$121,836	1.88%	$87,532	2.83%	$59,909	5.77%	$297,044	2.87%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2015		2014		2013		2012		2011
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$365,767	27.28%	$319,590	26.41%	$350,680	29.80%	$91,724	14.71%	$88,188	13.96%
Real estate:
Commercial	567,277	42.30	493,481	40.79	413,058	35.11	217,496	34.88	208,875	33.08
Residential	306,218	22.84	322,454	26.65	322,062	27.37	261,912	42.01	281,643	44.60
Consumer	101,603	7.58	74,369	6.15	90,817	7.72	52,398	8.40	52,816	8.36
Loans, net	1,340,865	100.00%	1,209,894	100.00%	1,176,617	100.00%	623,530	100.00%	631,522	100.00%
Less: allowance for loan loss	12,975		10,338		8,651		6,950		6,711
Net loans	$1,327,890		$1,199,556		$1,167,966		$616,580		$624,811

Loans, net increased $131.0 million or 10.8 percent in 2015 to $1.3 billion at December 31, 2015. Business loans, including commercial loans and commercial real estate loans, were $933.0 million or 69.6 percent of loans, net at December 31, 2015, and $813.1 million or 67.2 percent at year-end 2014. Residential mortgages and consumer loans totaled $407.8 million or 30.4 percent of loans, net at year-end 2015 and $396.8 million or 32.8 percent at year-end 2014. Loan growth remained strong in the first quarter of 2015, however decreased slightly during the second quarter which was impacted by several large payoffs.  Despite the decrease in the second quarter, loans, net grew at an annualized growth rate of 3.6 percent during the first half of 2015. However, loan growth accelerated in the final two quarters of 2015 as loans, net increased $109.3 million or 17.9 percent on an annualized basis. More than half of the increase in loans in 2015 was attributable to the continued growth fostered by our entrance into the Lehigh Valley market during the fourth quarter of 2014 by establishing a community banking office with a dedicated team of commercial and retail lenders. The remainder of such growth was generated from improved demand for business lending in existing markets. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we expect to be as well received in this new market as we are in our existing markets.

Loans averaged $1.3 billion in 2015, compared to $1.2 billion in 2014. Taxable loans averaged $1.2 billion, while tax-exempt loans averaged $75.0 million in 2015. Due to improving loan demand, the loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 79.6 percent in 2015, an increase from 76.0 percent in 2014.

The prime rate remained at 3.25 percent for the majority of 2015, increasing  to 3.50 percent in December at the conclusion of the FOMC meeting.  The tax-equivalent yield on our loan portfolio decreased 28 basis points to 4.59 percent in 2015 from 4.87 percent in 2014.  Included in loan interest income in 2015 was credit fair value accretion of $665.5 thousand which increased the tax-equivalent net interest margin by 4 basis points.  Comparatively, loan accretion included in loan interest income in 2014 totaled $2.1 million which increased the tax-equivalent net interest margin by 14 basis points. The effect of low market rates on our loan portfolio’s yield can be evidenced by evaluating quarterly loan yields, which continued to decline during the first three quarters of 2015 before stabilizing in the fourth quarter.  During 2015, the tax-equivalent yield fell by 18 basis points from 4.70 in the first quarter of 2015 to 4.52 percent in the third quarter.  Loan yields remained stable at 4.52 percent in the fourth quarter as the increase in the prime rate positively benefited loan yields. Despite stabilizing during the last quarter of 2015, the yield on the loan portfolio may continue to decline as repayments on higher yielding loans are replaced with new originations at lower yields. Moreover, increased competition will continue to prompt more aggressive pricing for fixed rate intermediate term loans, and thus lower yields further.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2015, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

	Within one	After one but	After five
December 31, 2015	year	within five years	years	Total
Maturity schedule:
Commercial	$119,751	$131,642	$114,374	$365,767
Real estate:
Commercial	117,159	268,970	181,148	567,277
Residential	79,137	165,080	62,001	306,218
Consumer	37,987	52,935	10,681	101,603
Total	$354,034	$618,627	$368,204	$1,340,865

Predetermined interest rates	$135,027	$245,001	$110,698	$490,726
Floating or adjustable interest rates	219,007	373,626	257,506	850,139
Total	$354,034	$618,627	$368,204	$1,340,865

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2015, market interest rates remained at historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 36.6 percent of the loan portfolio at December 31, 2015, compared to floating or adjustable-rate loans at 63.4 percent. Approximately 47.1 percent of the loan portfolio is expected to reprice within the next 12 months.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2015	2014	2013
Commitments to extend credit	$257,011	$187,351	$221,138
Unused portions of lines of credit	52,794	48,610	52,257
Commercial letters of credit	20,017	30,609	29,914
Total	$329,822	$266,570	$303,309

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $47 and $58 at December 31, 2015 and 2014. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

Distribution of nonperforming assets

December 31	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial	$1,632	$1,322	$2,035	$304	$477
Real estate:
Commercial	1,680	1,275	9,172	145	591
Residential	4,424	3,047	3,569	1,800	2,006
Consumer	148	122	90	31	92
Total nonaccrual loans	7,884	5,766	14,866	2,280	3,166
Troubled debt restructured loans:
Commercial			2,487	351	368
Real estate:
Commercial	2,325	2,457
Residential	536	476
Consumer
Total troubled debt restructured loans	2,861	2,933	2,487	351	368
Accruing loans past due 90 days or more:
Commercial			6
Real estate:
Commercial		136	200		11
Residential	525	1,062	678	243	641
Consumer	238	425	571	214	122
Total accruing loans past due 90 days or more	763	1,623	1,455	457	774
Total nonperforming loans	11,508	10,322	18,808	3,088	4,308
Foreclosed assets	957	561	648	656	1,571
Total nonperforming assets	$12,465	$10,883	$19,456	$3,744	$5,879
Nonperforming loans as a percentage of loans, net	0.86%	0.85%	1.60%	0.50%	0.68%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.93%	0.90%	1.65%	0.60%	0.93%

We experienced a modest decrease in our asset quality as evidenced by an increase in nonperforming assets of $1.6 million or 14.5 percent to $12.5 million or 0.93 percent of loans, net of unearned income, and foreclosed assets at December 31, 2015, from $10.9 million or 0.90 percent of loans, net of unearned income, and foreclosed assets at the end of 2014. The increase resulted from a $2.1 million increase in nonaccrual loans, coupled with a $396 rise in foreclosed assets and offset partially by a decrease of $860 in accruing loans past due 90 days or more.  For a further discussion of assets classified as nonperforming assets, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of period	$10,338	$8,651	$6,950	$6,711	$6,500
Loans charged-off:
Commercial	246	601	5	78	100
Real estate:
Commercial	325	500	15	33	663
Residential	523	804	508	431	1,275
Consumer	333	386	313	275	262
Total	1,427	2,291	841	817	2,300
Loans recovered:
Commercial	77	9	1	1	3
Real estate:
Commercial	144	292	20	6	18
Residential	26	38	111	67	58
Consumer	117	115	49	58	51
Total	364	454	181	132	130
Net loans charged-off	1,063	1,837	660	685	2,170
Provision for loan losses	3,700	3,524	2,361	924	2,381
Allowance for loan losses at end of period	$12,975	$10,338	$8,651	$6,950	$6,711

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.08%	0.15%	0.10%	0.11%	0.35%
Allowance for loan losses as a percentage of period end loans	0.97%	0.85%	0.74%	1.11%	1.06%

The allowance for loan losses increased $2.7 million to $13.0 million at December 31, 2015, from $10.3 million at the end of 2014. The increase resulted from a provision for loan losses of $3.7 million exceeding net loans charged-off of $1.0 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was 0.97 percent at the end of 2015, compared to 0.85 percent at the end of 2014. The reduction in this ratio compared to that of years prior to the merger date, was a result of applying the accounting guidance for loans that we acquired in connection with the merger which provides that there is no carryover of the related allowance for credit losses attributable to those loans. However, the guidance does require a credit quality adjustment be established as of the merger date. For a further discussion of the credit quality adjustment for loans acquired in the merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $774 to $1,063 in 2015 from $1,837 in 2014. Net charge-offs, as a percentage of average loans outstanding, equaled 0.08 percent in 2015 and 0.15 percent in 2014.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2015		2014		2013		2012		2011
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$759	0.16%	$1,240	0.33%	$1,500	0.61%	$351	0.10%	$443	0.13%
Real Estate:
Commercial	233	0.40	912	0.53	300	1.01	550	0.35		0.09
Residential	1,138	0.37	769	0.34	224	0.32	325	0.39	215	0.32
Consumer	117	0.01	38	0.01		0.01		0.01		0.02
Total specific	2,247	0.94	2,959	1.21	2,024	1.95	1,226	0.85	658	0.56
Formula:
Commercial	2,283	27.12	1,081	26.08	508	29.19	448	14.60	350	13.83
Real Estate:
Commercial	4,012	41.90	2,125	40.26	2,094	34.10	1,754	34.53	2,294	32.98
Residential	2,944	22.47	2,921	26.31	2,911	27.05	2,656	41.62	2,640	44.28
Consumer	1,466	7.57	1,252	6.14	1,114	7.71	866	8.40	769	8.35
Total formula	10,705	99.06	7,379	98.79	6,627	98.05	5,724	99.15	6,053	99.44
Total allocated allowance	12,952	100.00%	10,338	100.00%	8,651	100.00%	6,950	100.00%	6,711	100.00%
Unallocated allowance	23
Total	$12,975		$10,338		$8,651		$6,950		$6,711

The allocated element of the allowance for loan losses account increased $2,614 to $12,952 at December 31, 2015, compared to $10,338 at December 31, 2014.The specific portion of the allowance for loan losses decreased while the formula portions of the allowance for loan losses increased from the end of 2014. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $712 to $2,247 at December 31, 2015, from $2,959 at December 31, 2014. However, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $3,326 to $10,705 at December 31, 2015, from $7,379 at December 31, 2014. The decrease in the specific portion of the allowance was a result of a decrease in the amount of impaired loans designated with a related allowance to $5,473 at December 31, 2015 from $6,525 at year-end 2014. The increase in the formula portion was due to higher loan volume and the relatively unchanged overall loss factor.

The unallocated element equaled $23 or 0.2 percent of the total allowance for loan losses at December 31, 2015.  As is inherent with all estimates, the allowance for loan losses methodology is subject to a certain level of imprecision as it provides reasonable, but not absolute, assurance that the allowance will be able to absorb probable losses, in their entirety, as of the financial statement date.  Factors, among others, including judgments made in identifying those loans considered impaired, appraisals of collateral values and measurements of certain qualitative factors, all cause this imprecision and support the establishment of the unallocated element.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 112.8 percent at December 31, 2015 and 100.2 percent at December 31, 2014. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2015.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $30.3 million or 2.1 percent to $1.5 billion at the end of 2015. Noninterest-bearing deposits grew $7.5 million or 2.4% while interest-bearing deposits increased $22.8 million or 2.1% in 2015. Noninterest-bearing deposits represented 22.0 percent of total deposits while interest-bearing deposits accounted for 78.0 percent of total deposits at December 31, 2015. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 22.0 percent and 78.0 percent of total deposits at year end 2014. With regard to noninterest-bearing deposits, personal checking accounts increased $10.1 million or 6.4 percent, while commercial checking accounts declined $2.6 million or 1.7 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the continuation of the low interest rate environment.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, increased $18.5 million in 2015. Commercial interest-bearing transaction accounts increased $12.6 million, while personal interest-bearing transaction accounts increased $5.9 million. The increase in personal accounts was primarily due to increases in NOW and money market accounts of $9.0 million, offset by a decrease in savings accounts of $3.1 million. The strong growth in these account types over the previous years slowed in 2015 due to a reduction of customers’ lease payments and royalties from gas companies for drilling rights to their properties. Total time deposits increased 4.3 million to $272.0 million at December 31, 2015 from $267.7 million at December 31, 2014. The increase was primarily due to a promotional premium rate offered on a time deposit with a maturity slightly over one year.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$197,129	0.32%	$211,441	0.38%	$175,675	0.25%
NOW accounts	273,792	0.37	233,289	0.35	116,242	0.23
Savings accounts	396,606	0.20	378,272	0.27	150,083	0.11
Time deposits less than $100	172,830	1.06	207,866	0.98	97,826	0.97
Time deposits $100 or more	90,030	0.76	88,897	0.85	87,277	1.22
Total interest-bearing	1,130,387	0.44%	1,119,765	0.49%	627,103	0.46%
Noninterest-bearing	303,647		291,685		158,790
Total deposits	$1,434,034		$1,411,450		$785,893

Total deposits averaged $1.4 billion in 2015 and 2014, increasing $22.6 million or 1.6 percent comparing 2015 to 2014. Average noninterest-bearing deposits increased $12.0 million, while average interest-bearing accounts grew $10.6 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $44.5 million while average total time deposits decreased $33.9 million comparing 2015 and 2014.

Our cost of interest-bearing deposits decreased 5 basis points to 0.44 percent in 2015 from 0.49 percent in 2014. Specifically, the cost of interest-bearing transaction accounts decreased 4 basis points to 0.28 percent while the cost of time deposits increased 2 basis points to 0.96 percent comparing 2015 and 2014. Interest-bearing transaction deposit costs decreased as a result of reducing the rate offered on certificate saving accounts and tiered money market accounts. The increase to the cost of time deposits was due to the introduction of a premium rate time deposit special during the second half of 2015.

Volatile deposits, time deposits $100 or more, averaged $90.0 million in 2015, an increase of $1.1 million or 1.3 percent from $88.9 million in 2014. Our average cost of these funds decreased 9 basis points to 0.76 percent in 2015, from 0.85 percent in 2014. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2015	2014	2013
Within three months	$9,568	$16,097	$24,350
After three months but within six months	14,172	9,815	19,202
After six months but within twelve months	34,805	17,712	18,969
After twelve months	29,538	32,228	35,840
Total	$88,083	$75,852	$98,361

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

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the FHLB-Pgh. We relied on this type of funding more extensively in 2015 than in 2014 due to the strong loan growth experienced in the second half of the year. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Despite the FOMC taking action in the final month of 2015 by increasing the federal funds target rate 25 basis points, interest rates continue to be at exceptional low levels.  The timing and the magnitude of future monetary policy actions that will impact the current exceptionally low interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2015.

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

Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2015	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$4,451		$248		$4,699
Investment securities	12,792	$48,122	190,670	$45,460	297,044
Loans, net	401,655	229,932	560,354	148,924	1,340,865
Total rate-sensitive assets	$418,898	$278,054	$751,272	$194,384	$1,642,608
Rate-sensitive liabilities:
Money market accounts	$197,258				$197,258
NOW accounts	78,583		$200,421		279,004
Savings accounts			386,593		386,593
Time deposits less than $100	29,280	$72,404	72,817	$9,393	183,894
Time deposits $100 or more	9,568	48,977	24,892	4,646	88,083
Short-term borrowings	38,325				38,325
Long-term debt	9,887	1,661	44,121	4,685	60,354
Total rate-sensitive liabilities	$362,901	$123,042	$728,844	$18,724	$1,233,511
Rate-sensitivity gap:
Period	$55,997	$155,012	$22,428	$175,660
Cumulative	$55,997	$211,009	$233,437	$409,097
RSA/RSL ratio:
Period	1.15	2.26	1.03	10.38
Cumulative	1.15	1.43	1.19	1.33	1.33

At December 31, 2015 and 2014, we had cumulative one-year RSA/RSL ratios of 1.43 and 1.56. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC to raise short-term rates 25 basis points and their consideration to continue to raise short-term rates in the 2016, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earning from the potential risk of rising interest rates. However, ALCO recently took steps to reduce the magnitude of our positive gap position and guard against rates unchanged through the origination of five- to seven-year fixed rate loans along with the additions of short-term promotional certificate of deposits and overnight borrowings.  ALCO will continue to focus efforts on strategies in 2016 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $46.2 million or 10.5 percent increase in RSL coupled with a $9.5 million or 1.4 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $19.2 million increase in total time deposits maturing or repricing within this time frame, an increase in short-term borrowing of $18.8 million and an increase of $8.8 million in interest-bearing transaction accounts. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and certain commercial customer. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the “due within twelve months” category.

With respect to the increase in RSA maturing or repricing within a twelve month time horizon, loans, net increased $21.3 million while investment securities partially offset the increases by declining $6.5 million. Although short-term interest rates began to increase during 2015, long-term interest rates fell causing a flattening in the yield curve. In an effort to mitigate IRR in the investment portfolio and provide a source of liquidity, we chose to invest in fixed-rate, short-term U.S. Government-sponsored agency securities. The increase in loans, net of unearned income, resulted from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2015, would increase slightly at 1.5 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2016 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2015, our maximum borrowing capacity with the FHLB-Pgh was $529.1 million of which $98.6 million was outstanding in borrowings. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve.  At December 31, 2015 our borrowing capacity at the Federal Reserve related to this program was $152.5 million and there were no amounts outstanding.

Based on our liquidity position at December 31, 2015, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2015. At December 31, 2015, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2015, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 11.3 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 4.1 percent. Comparatively, our ratios equaled 8.5 percent and 3.0 percent at the end of 2014, which indicated an increase in our reliance on noncore funds. Moreover, our Basis Liquidity Surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, declined to 1.6 percent at December 31, 2015, from 4.8 percent at December 31, 2014. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $1.5 million for the year ended December 31, 2015. Conversely, for the year ended December 31, 2014, cash and cash equivalents decreased $19.9 million. During 2015, cash provided by operating and financing activities was partially offset by cash used in investing activities.

 Operating activities provided net cash of $28.2 million in 2015 and $21.9 million in 2014. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $62.5 million in 2015. Net cash provided by financing activities was $31.5 million in 2014. Deposit gathering, which is our predominant financing activity, increased in both 2015 and 2014. Deposit gathering provided a net cash inflow in 2015 of $30.9 million and $47.1 million in 2014. Proceeds from long-term debt of $30.0 million and a net increase in short-term borrowings of $18.8 million also lead to the net cash provided by financing activities in 2015. Partially offsetting the cash provided by deposit gathering in 2015 was a $5.2 million decrease for the retirement of common stock, a $2.7 million repayment of long-term debt and cash dividends paid of $9.3 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $89.2 million in 2015. Net cash used in investing activities was $73.3 million in 2014. Net cash used in lending activities was $132.8 million in 2015, an increase from $34.7 million in 2014. Activities related to our investment portfolio provided net cash of $52.4 million in 2015 and used net cash of $37.2 million in 2014.

We anticipate our liquidity position to be stable in 2016. Based on the acceleration of loan demand in existing markets in the second half of 2015 and our results from our recent entrance into the Lehigh Valley market through establishing a community banking office with a dedicated team of commercial and retail lenders, we are expecting loan demand to continue to be strong throughout 2016. We expect to fund such demand through deposit gathering, payments and prepayments on loans and investments and advances from the FHLB. However, we anticipate a slowdown in deposit receipts from royalties related to the natural gas drilling industry. Moreover, if economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2016.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios of 6.0 percent and 8.0 percent required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 13.5 percent at December 31, 2015, and 14.8 percent at December 31, 2014. Our Total capital ratio was 14.5 percent at December 31, 2015 and 15.6 percent at December 31, 2014. In addition, a new ratio effective January 1, 2015, requires the Company and Peoples Bank maintain a minimum common equity Tier 1 capital to risk-weighted assets of 4.5 percent.  Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 13.5 percent and 13.1 percent at December 31, 2015.  Our Leverage ratio, which equaled 10.8 percent at both December 31, 2015, and December 31, 2014, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.1 percent, 14.1 percent and 10.5 percent at December 31, 2015, and 14.3 percent, 15.2 percent and 10.4 percent at December 31, 2014. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2015 and 2014. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations such as ours began January 1, 2015. For a further discussion of the incorporation of the revised regulatory requirements into the prompt corrective action framework, refer to the section entitled, “Supervision and Regulatory - Regulatory Capital Changes,” in Part I of this Annual Report.

Stockholders’ equity was $248.8 million or $33.57 per share at December 31, 2015, and $246.8 million or $32.69 per share at December 31, 2014. Stockholders’ equity grew $2.0 million in 2015 as net income was partially offset by an increase in accumulated other comprehensive loss, dividends and the retirement of common shares.

We declared dividends of $1.24 per share in 2015 and in 2014. The dividend payout ratio, dividends declared as a percent of net income, equaled 52.5 percent in 2015 and 53.0 percent in 2014. Our board of directors intends to continue paying cash dividends in the future. The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. Our ability to declare and pay dividends in the future, however, is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we were authorized to repurchase up to 370,000 shares of our outstanding common stock through open market purchases.  This plan was reauthorized and effectively continued during 2015, resulting in our repurchase and retirement of 137,752 shares for $5.2 million during the year.  On February 2, 2016, our board of directors again effectively continued the plan by authorizing the repurchase of up to 225,000 shares of our outstanding common stock through open market purchases.

Review of Financial Performance:

Net income was $17.7 million or $2.36 per share in 2015 and $17.6 million or $2.34 per share in 2014. The results for 2015 include net gains on sale of investment securities of $1.2 million compared to $0.9 million during 2014. Moreover as a result of our 2013 Penseco merger, our financial performance was impacted in 2014 by recognizing acquisition related expenses totaling $1.7 million. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.02 percent and 7.13 percent for the year ended December 31, 2015. ROAA was 1.03 percent and ROAE was 7.29 percent for the year ended December 31, 2014.

Tax-equivalent net interest income was $60.1 million in 2015 and $60.3 million in 2014. Our net interest margin equaled 3.81 percent in 2015 and 3.86 percent in 2014. Noninterest income totaled $15.7 million in 2015 and $15.3 million in 2014. Noninterest expense was $46.8 million for the year ended December 31, 2015 compared to $45.9 million for the year ended December 31, 2014. Our productivity is measured by the operating efficiency ratio, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 60.1 percent in 2015.

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

Net interest income changes due to rate and volume

	2015 vs 2014			2014 vs 2013
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(312)	$(3,205)	$2,893	$23,214	$(183)	$23,397
Tax-exempt	132	(203)	335	949	142	807
Investments:
Taxable	(754)	(135)	(619)	2,115	122	1,993
Tax-exempt	176	(364)	540	1,055	(734)	1,789
Interest-bearing deposits	11	17	(6)	(48)	48	(96)
Federal funds sold	(60)	6	(66)	68		68
Total interest income	(807)	(3,884)	3,077	27,353	(605)	27,958
Interest expense:
Money market accounts	(157)	(106)	(51)	365	264	101
NOW accounts	182	35	147	557	197	360
Savings accounts	(219)	(266)	47	856	422	434
Time deposits less than $100	(212)	150	(362)	1,093	12	1,081
Time deposits $100 or more	(72)	(82)	10	(316)	(336)	20
Short-term borrowings	(18)	(12)	(6)	37	17	20
Long-term debt	(109)	(67)	(42)	(119)	(47)	(72)
Total interest expense	(605)	(348)	(257)	2,473	529	1,944
Net interest income	$(202)	$(3,536)	$3,334	$24,880	$(1,134)	$26,014

For the year ended December 31, tax-equivalent net interest income was $60.1 million in 2015 and $60.3 million in 2014. There was a positive volume variance that was more than offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $3.3 million. A reduction in our net interest margin resulted in a decrease in net interest income of $3.5 million.

Average earning assets increased $14.2 million to $1,576.8 million in 2015 from $1,562.6 million in 2014 and accounted for a $3,077 increase in interest income. Average loans, net increased $68.1 million, which caused interest income to increase $3,228. Average taxable investments decreased $38.3 million comparing 2015 and 2014, which resulted in decreased interest income of $619 while average tax-exempt investments increased $11.1 million which resulted in an increase to interest income of $540.

Average interest-bearing liabilities rose $7.9 million to $1,177.5 million in 2015 from $1,169.6 million in 2014. Despite the growth, the mix of lower cost deposits resulted in a net decrease in interest expense of $257. Large denomination time deposits averaged $1.1 million more in 2015 and caused interest expense to increase $10.  A decrease of $35.0  million in average time deposits less than $100 reduced interest expense by $362. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $44.5 million, which in aggregate caused a $143 increase in interest expense. Short-term borrowings averaged $1.4 million less and decreased interest expense $6 while long-term debt averaged $1.3 million less and reduced interest expense by $42 comparing 2015 and 2014.

An unfavorable rate variance occurred as the decrease in the tax-equivalent yield on earning assets more than offset the reduction in the cost of funds. As a result, tax-equivalent net interest income decreased $3,536 comparing 2015 and 2014. The tax-equivalent yield on earning assets decreased 9 basis points to 4.19 percent in 2015 from 4.28 percent in 2014, resulting in a reduction in interest income of $3,884. While the tax-equivalent yield on the investment portfolio increased 4 basis points to 2.71 percent in 2015 from 2.67 percent in 2014, interest income decreased $499 due to changes in the mix of investments. The tax-equivalent yield on the loan portfolio decreased 28 basis points to 4.59 percent in 2015 from 4.87 percent in 2014 and resulted in a reduction in interest income of $3,408. The impact that lower reinvestment rates had on the tax-equivalent yield on the loan portfolio was partially mitigated by the recognition of loan fair value accretion resulting in an increase in the tax-equivalent net interest margin of 4 basis points in 2015.

The unfavorable rate variance caused by changes in the earning asset yields was partially offset by a decrease of $348 in interest expense, which primarily resulted from a decrease of 6 basis points in fund costs to 0.51 percent in 2015 from 0.57 percent in 2014. We experienced decreases in the rates paid on all major categories of interest-bearing liabilities with the exception of NOW accounts and time deposits of less than $100. Specifically, the cost of money market and savings accounts decreased 6 basis points and 7 basis points comparing 2015 and 2014. These decreases resulted in a decrease in interest expense of $372. The cost of NOW accounts increased 2 basis points which resulted in an increase of $35 in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 increased 8 basis points while time deposits $100 or more decreased 9 basis points, which together resulted in a $68 increase in interest expense. The average rate paid on short-term borrowings decreased 9 basis points for 2015 when compared to 2014, causing a $12 decrease in interest expense. Interest expense was reduced $67 from a 20 basis point decline in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0 percent in 2015 and 2014 and 34.0 percent in 2013.

 Summary of net interest income

	2015			2014
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,180,610	$54,004	4.57%	$1,119,277	$54,316	4.85%
Tax-exempt	74,956	3,617	4.83	68,155	3,485	5.11
Investments:
Taxable	201,663	3,242	1.61	239,945	3,996	1.67
Tax-exempt	109,575	5,208	4.75	98,523	5,032	5.11
Interest-bearing deposits	6,049	49	0.81	7,047	38	0.54
Federal funds sold	3,915	10	0.26	29,666	70	0.24
Total earning assets	1,576,768	66,130	4.19%	1,562,613	66,937	4.28%
Less: allowance for loan losses	11,392			9,397
Other assets	179,173			161,066
Total assets	$1,744,549			$1,714,282
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$197,129	639	0.32%	$211,441	796	0.38%
NOW accounts	273,792	1,003	0.37	233,289	821	0.35
Savings accounts	396,606	800	0.20	378,272	1,019	0.27
Time deposits less than $100	172,830	1,830	1.06	207,866	2,042	0.98
Time deposits $100 or more	90,030	681	0.76	88,897	753	0.85
Short-term borrowings	13,480	53	0.39	14,871	71	0.48
Long-term debt	33,644	1,031	3.06	34,959	1,140	3.26
Total interest-bearing liabilities	1,177,511	6,037	0.51%	1,169,595	6,642	0.57%
Noninterest-bearing deposits	303,647			291,685
Other liabilities	14,695			11,021
Stockholders’ equity	248,696			241,981
Total liabilities and stockholders’ equity	$1,744,549			$1,714,282
Net interest income/spread		$60,093	3.68%		$60,295	3.71%
Net interest margin			3.81%			3.86%
Tax-equivalent adjustments:
Loans		$1,266			$1,220
Investments		1,823			1,761
Total adjustments		$3,089			$2,981

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,177 in 2015, $1,332 in 2014 and $1,125 in 2013.

	2013
			Average
	Average	Interest Income/	Interest
	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$637,153	$31,102	4.88%
Tax-exempt	52,259	2,536	4.85
Investments:
Taxable	119,866	1,881	1.57
Tax-exempt	65,073	3,977	6.11
Interest-bearing deposits	31,659	86	0.27
Federal funds sold	902	2	0.22
Total earning assets	906,912	39,584	4.36%
Less: allowance for loan losses	7,311
Other assets	89,513
Total assets	$989,114
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$175,675	431	0.25%
NOW accounts	116,242	264	0.23
Savings accounts	150,083	163	0.11
Time deposits less than $100	97,826	949	0.97
Time deposits $100 or more	87,277	1,069	1.22
Short-term borrowings	10,158	34	0.33
Long-term debt	37,151	1,259	3.39
Total interest-bearing liabilities	674,412	4,169	0.62%
Noninterest-bearing deposits	158,790
Other liabilities	13,159
Stockholders’ equity	142,753
Total liabilities and stockholders’ equity	$989,114
Net interest income/spread		$35,415	3.74%
Net interest margin			3.91%
Tax-equivalent adjustments:
Loans		$862
Investments		1,352
Total adjustments		$2,214

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $3,700 in 2015 and $3,524 in 2014. The primary cause for the increase in the provision was an increase in the volume of loans originated. Commercial, commercial real estate and consumer loans experienced increases in the qualitative factor related to changes in the volume of these loans. Partially offsetting these increases were decreases in the qualitative factors for commercial and commercial real estate related to loan review.  Additionally, the qualitative factor for residential real estate related to loan balances decreased.  Based on our most recent evaluation at December 31, 2015, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $468 or 3.1 percent to $15.7 million in 2015 from $15.3 million in 2014. Net gains on sale of investment securities were $1.2 million in 2015 compared to $861 in 2014 an increase of $328 or 38.1 percent as we took advantage of the significant improvement in the value of our U.S. Treasury securities brought on by the reduction in market yields. Revenue received from merchant services increased $306 or 8.6 percent to $3,855 in 2015 from $3,549 in 2014 due to an increase in the number of merchants serviced whom transact higher  volumes.   Wealth management income increased $93 or 12.4 percent comparing 2015 to 2014 as a comprehensive plan to accelerate growth began to be implemented.in 2015.  Mortgage banking income increased $224 or 34.6 percent in 2015 compared to 2014 due to higher volumes driven by the continued low interest rate environment.  Revenue received from service charges, fees and commissions decreased $239 or 3.7 percent comparing 2015 and 2014 due to lower overdraft and deposit fees. Commissions and fees on fiduciary activities decreased $233 or 10.7 percent comparing 2015 and 2014 due to a decrease in executor fees. Income from investment in life insurance decreased $11 or 1.4 percent to $767 in 2015 from $778 in 2014 due to slightly higher mortality factors.

In 2015, we hired a seasoned professional with significant experience to manage our trust and wealth management divisions in order to increase the volume of assets under management and the amount of noninterest income. This individual has a comprehensive plan to accelerate growth in the near term through employing a network of representatives and affiliated companies.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2015	2014	2013
Salaries and employee benefits expense:
Salaries and payroll taxes	$18,116	$16,358	$13,276
Employee benefits	3,417	4,294	2,707
Salaries and employee benefits expense	21,533	20,652	15,983
Occupancy and equipment expenses:
Occupancy expense	5,551	5,572	3,354
Equipment expense	3,553	2,530	634
Occupancy and equipment expenses	9,104	8,102	3,988
Other expenses:
Merchant transaction expense	2,643	2,236	2,490
FDIC insurance and assessments	997	1,310	400
Professional fees and outside services	2,211	2,345	2,104
Other taxes	973	1,037	1,268
Stationery and supplies	744	774	359
Advertising	736	450	350
Amortization of intangible assets	1,195	1,334	326
Acquisition related expenses		1,725	4,609
Other	6,643	5,968	4,519
Other expenses	16,142	17,179	16,425
Total noninterest expense	$46,779	$45,933	$36,396

Noninterest expense was $46.8 million for the year ended December 31, 2015 compared to $45.9 million for the year ended December 31, 2014.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 46.0 percent of the total non interest expense. Salaries and employee benefits expense increased $881 thousand or 4.3 percent to $21.5 million in 2015 from $20.7 million in 2014. Salaries and payroll taxes increased $1,758 or 10.7 percent, while employee benefits expense decreased $877 or 20.4 percent. Severances paid out to eliminate certain duplicated positions along with the addition of salaries and benefit costs to add staffing in wealth management, Lehigh Valley and the credit area more than offset the cost savings associated with certain downsizing initiatives.

Occupancy and equipment expense increased $1.0 million or 12.4 percent to $9.1 million in 2015 from $8.1 million in 2014. Specifically, building-related costs were relatively unchanged while equipment-related costs increased $1.0 million. The increase in equipment-related expenses was driven by technology related expenditures with the Company’s core processor and other technology based providers to enhance the delivery of electronic banking alternatives and improve other product offerings. We anticipate that occupancy expenses will increase modestly in 2016 due to costs associated with the anticipated opening of our community banking office in Kingston, Pennsylvania.  These costs will be partially offset by the closure of our community banking office on Front Street in the city of Binghamton, New York.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets, acquisition related expenses and all other expenses were $16.1 million in 2015 and $17.2 million in 2014. Merchant transaction expenses increased $407 or 18.2 percent to $2,643 in 2015 compared to $2,236 in 2014 due to an increase in the volume of transactions processed and the number of merchant accounts serviced. This is consistent with the increase in income generated from merchant services. All other expenses, including FDIC insurance and assessments, professional fees and outside services, other taxes, stationery and supplies, advertising and amortization of intangible assets, acquisition related and other expenses totaled $13,499 in 2015, a decrease of $1,444 or 9.7 percent, compared to $14,943 in 2014. There were no acquisition related expenses in 2015 compared to $1,725 in 2014.

Income Taxes:

Our income tax expense was $4.5 million in 2015 and $5.5 million in 2014. The decrease resulted from a higher amount of tax-exempt interest revenue as a percentage of total interest revenue in 2015 compared to 2014. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. Our effective tax rate decreased to 20.3 percent in 2015, compared to 23.6 percent in 2014.

The decrease in the effective tax rate in 2015 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in 2015. This represents a $676 increase from the tax credits of $439 recognized in 2014. We anticipate investment tax credits from these investments of $1.1 million in 2016. Over the next nine years, we will recognize aggregate tax credits from our investments in these projects of $8.9 million.

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

Loan Portfolio:

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

Asset Quality:

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

Deposits:

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

The change in our cumulative one-year ratio from the previous year-end resulted from a $67.4 million or 13.3 percent decrease in RSL coupled with a $7.7 million or 1.1 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $33.3 million decrease in total time deposits maturing or repricing within this time frame, coupled with a decrease of $30.8 million in interest-bearing transaction accounts. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and certain commercial customer. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the "due within twelve months" category.

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

Operating activities provided net cash of $21.9 million in 2014 and $13.1 million in 2013. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization (accretion) of tangible and intangible assets and investment securities, and the provision for loan losses is the primary source of funds from operations.

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

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $73.3 million in 2014. Net cash used in investing activities was $18.2 million in 2013. Net cash used in lending activities was $34.7 million in 2014, a decrease from $50.7 million in 2013. Activities related to our investment portfolio used net cash of $37.2 million in 2014 and provided net cash of $12.1 million in 2013.

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

Noninterest Expense:

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

For the majority of 2015 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%. At their December 2015 meeting, the FOMC raised interest rates for the first time since December 2008, when they unanimously voted to set the new target federal funds rate at a range of .25% to .50% a 25 basis point increase. The FOMC stated at this meeting that they expect economic conditions will evolve in a manner that will warrant only gradual increase in the federal funds rate and that the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2015, based on our simulation model, is summarized as follows:

	December 31, 2015
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	4.6	(20.0)	5.0	(45.0)
+300	3.9	(20.0)	5.3	(35.0)
+200	2.7	(10.0)	4.4	(25.0)
+100	1.5	(10.0)	3.1	(15.0)
Static
-100	(3.4)	(10.0)	(11.6)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2015, would increase slightly at 1.5 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

Item 8.Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Corporation”) as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 11, 2016

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2015	2014
Assets:
Cash and due from banks	$28,218	$24,656
Interest-bearing deposits in other banks	4,699	6,770
Federal funds sold
Investment securities:
Available-for-sale	284,935	339,586
Held-to-maturity: Fair value 2015, $12,606; 2014, $15,215	12,109	14,665
Total investment securities	297,044	354,251
Loans held for sale		3,486
Loans, net	1,340,865	1,209,894
Less: allowance for loan losses	12,975	10,338
Net loans	1,327,890	1,199,556
Premises and equipment, net	28,157	25,433
Accrued interest receivable	5,796	5,580
Goodwill	63,370	63,370
Intangible assets	5,397	5,501
Other assets	58,487	53,066
Total assets	$1,819,058	$1,741,669

Liabilities:
Deposits:
Noninterest-bearing	$320,978	$313,498
Interest-bearing	1,134,832	1,112,060
Total deposits	1,455,810	1,425,558
Short-term borrowings	38,325	19,557
Long-term debt	60,354	33,140
Accrued interest payable	560	574
Other liabilities	15,241	16,061
Total liabilities	1,570,290	1,494,890

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding: 2015, 7,410,606 shares; 2014, 7,548,358 shares	14,821	15,097
Capital surplus	135,371	140,214
Retained earnings	100,701	92,297
Accumulated other comprehensive loss	(2,125)	(829)
Total stockholders’ equity	248,768	246,779
Total liabilities and stockholders’ equity	$1,819,058	$1,741,669

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2015	2014	2013
Interest income:
Interest and fees on loans:
Taxable	$54,004	$54,316	$31,102
Tax-exempt	2,351	2,265	1,674
Interest and dividends on investment securities:
Taxable	3,207	3,946	1,793
Tax-exempt	3,385	3,271	2,625
Dividends	35	50	88
Interest on interest-bearing deposits in other banks	49	38	86
Interest on federal funds sold	10	70	2
Total interest income	63,041	63,956	37,370

Interest expense:
Interest on deposits	4,953	5,431	2,876
Interest on short-term borrowings	53	71	34
Interest on long-term debt	1,031	1,140	1,259
Total interest expense	6,037	6,642	4,169
Net interest income	57,004	57,314	33,201
Provision for loan losses	3,700	3,524	2,361
Net interest income after provision for loan losses	53,304	53,790	30,840

Noninterest income:
Service charges, fees and commissions	6,245	6,484	4,092
Merchant services income	3,855	3,549	3,936
Commission and fees on fiduciary activities	1,946	2,179	1,735
Wealth management income	845	752	505
Mortgage banking income	872	648	363
Life insurance investment income	767	778	968
Net gain on sale of investment securities available-for-sale	1,189	861	163
Total noninterest income	15,719	15,251	11,762

Noninterest expense:
Salaries and employee benefits expense	21,533	20,652	15,983
Net occupancy and equipment expense	9,104	8,102	3,988
Merchant services expense	2,643	2,236	2,490
Amortization of intangible assets	1,195	1,334	326
Acquisition related expense		1,725	4,609
Other expenses	12,304	11,884	9,000
Total noninterest expense	46,779	45,933	36,396
Income before income taxes	22,244	23,108	6,206
Income tax expense	4,521	5,459	485
Net income	17,723	17,649	5,721

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(510)	4,343	(3,882)
Reclassification adjustment for net gain on sales included in net income	(1,189)	(861)	(163)
Change in benefit plan liabilities	(296)	(3,684)	3,642
Other comprehensive income (loss)	(1,995)	(202)	(403)
Income tax expense (benefit) related to other comprehensive loss	(699)	(71)	5
Other comprehensive income (loss), net of income taxes	(1,296)	(131)	(408)
Comprehensive income	$16,427	$17,518	$5,313

Per share data:
Net income:
Basic	$2.36	$2.34	$1.21
Diluted	$2.36	$2.34	$1.21
Average common shares outstanding:
Basic	7,516,451	7,548,825	4,733,059
Diluted	7,516,451	7,561,982	4,733,059
Dividends declared	$1.24	$1.24	$1.23

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
For the Three Years Ended December 31, 2015	Stock	Surplus	Earnings	Income/(Loss)	Stock		Total
Balance, January 1, 2013	$8,935	$40,003	$83,798	$(290)	$		$132,446
Net income			5,721				5,721
Other comprehensive loss, net of income taxes				(408)			(408)
Dividends declared: $1.23 per share			(5,511)				(5,511)
Stock based compensation		25					25
Retirement of treasury stock	(28)	(384)				412
Fair value of consideration exchanged	6,707	106,465				(6,653)	106,519
Balance, December 31, 2013	15,614	146,109	84,008	(698)		(6,241)	238,792
Net income			17,649				17,649
Other comprehensive loss, net of income taxes				(131)			(131)
Dividends declared: $1.24 per share			(9,360)				(9,360)
Stock based compensation		70					70
Share retirement: 3,386 shares	(7)	(102)					(109)
Reissuance under option plan: 600 Shares		10				11	21
Repurchase and retirement: 1,800 shares						(70)	(70)
Settlement of stock options		(83)					(83)
Retirement of treasury stock	(510)	(5,790)				6,300
Balance, December 31, 2014	15,097	140,214	92,297	(829)			246,779
Net income			17,723				17,723
Other comprehensive loss, net of income taxes				(1,296)			(1,296)
Dividends declared: $1.24 per share			(9,319)				(9,319)
Stock based compensation		69					69
Share retirement: 137,752 shares	(276)	(4,912)					(5,188)
Balance, December 31, 2015	$14,821	$135,371	$100,701	$(2,125)	$		$248,768

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$17,723	$17,649	$5,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,595	1,671	924
Amortization of deferred loan costs	603	289
Amortization of intangibles	1,195	1,334	326
Net accretion of purchase accounting adjustments on tangible assets	(942)	(2,271)	(722)
Amortization of loss on investment tax credits	635	248	140
Provision for loan losses	3,700	3,524	2,361
Net gain on sale of other real estate owned	(132)	(70)	91
Net loss on disposal of equipment	87	63	438
Loans originated for sale	(25,246)	(11,376)
Proceeds from sale of loans originated for sale	29,604	10,295
Net gain on sale of loans originated for sale	(872)	(648)
Net amortization of investment securities	4,278	4,292	737
Net gain on sale of investment securities	(1,189)	(861)	(163)
Life insurance investment income	(767)	(778)	(968)
Deferred income tax expense (benefit)	(841)	1,146	(1,143)
Stock based compensation	69	70	25
Net change in:
Accrued interest receivable	(216)	286	621
Other assets	(213)	(4,860)	4,086
Accrued interest payable	(14)	(149)	(466)
Other liabilities	(820)	2,074	1,048
Net cash provided by operating activities	28,237	21,928	13,056
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	81,983	15,389	4,573
Proceeds from repayments of investment securities:
Available-for-sale	58,318	47,149	24,221
Held-to-maturity	2,520	2,576	5,405
Purchases of investment securities:
Available-for-sale	(90,402)	(102,304)	(15,262)
Held-to-maturity			(6,873)
Net (purchase) redemption of restricted equity securities	(1,716)	415	110
Net increase in lending activities	(132,840)	(34,735)	(50,746)
Investment in low income housing investment tax credits	(3,050)	(1,366)	(3,351)
Purchases of premises and equipment	(4,521)	(1,174)	(614)
Proceeds from the sale of premises and equipment	14	25
Proceeds from investment in life insurance			1,226
Proceeds from sale of other real estate owned	484	750	761
Net cash received from acquisition			22,392
Net cash used in investing activities	(89,210)	(73,275)	(18,158)
Cash flows from financing activities:
Net increase in deposits	30,936	47,107	28,949
Proceeds from long-term debt	30,000
Repayment of long-term debt	(2,733)	(3,548)	(11,166)
Net increase (decrease) in short-term borrowings	18,768	(2,495)	(3,704)
Retirement of common stock	(5,188)	(109)
Settlement of stock options		(83)
Reissuance of treasury stock		21
Purchase of treasury stock		(70)
Cash dividends paid	(9,319)	(9,360)	(5,511)
Net cash provided by financing activities	62,464	31,463	8,568
Net increase (decrease) in cash and cash equivalents	1,491	(19,884)	3,466
Cash and cash equivalents at beginning of year	31,426	51,310	47,844
Cash and cash equivalents at end of year	$32,917	$31,426	$51,310

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2015	2014	2013
Supplemental disclosures:
Cash paid during the period for:
Interest	$6,788	$6,791	$4,635
Income taxes	4,200	5,000	2,700
Noncash items:
Transfers of loans to other real estate	$869	$593	$273
Retirement of treasury shares		6,300

Acquisition:
Fair value of assets acquired:
Investment securities available-for-sale			$156,435
Restricted equity securities			997
Loans, net	$306	$1,261	504,002
Accrued interest receivable			3,625
Premises and equipment	(101)	(101)	11,737
Core deposit and other intangible assets	(1,182)	(1,334)	6,323
Other assets			18,647
	$(977)	$(174)	$701,766

Fair value of liabilities assumed:
Deposits	$684	$1,056	$628,304
Short-term borrowings			17,737
Long-term debt	53	55	2,516
Accrued interest payable			473
Other liabilities			5,976
	$737	$1,111	$655,006

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name Peoples Security Bank and Trust Company. The Company services its retail and commercial customers through twenty-four full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Susquehanna, Wayne and Wyoming Counties of Northeastern Pennsylvania and Broome County of New York.

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

Peoples Advisors, LLC did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Peoples Bank’s twenty-four community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Allowance for loan losses:

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses account is maintained through a provision for loan losses charged to earnings. Loans, or portions of loans, determined to be confirmed losses are charged against the allowance account and subsequent recoveries, if any, are credited to the account. A loss is considered confirmed when information available at the financial statement date indicates the loan, or a portion thereof, is uncollectible. Nonaccrual, troubled debt restructured and loans deemed impaired at the time of acquisition are reviewed monthly to determine if carrying value reductions are warranted or if these classifications should be changed. Consumer loans are considered losses and charged-off when they are 120 days past due.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2015.

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

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2015.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2015 and December 31, 2014.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $736, $450 and $350, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, “Income Taxes”. ASC Topic 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2015.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2012.

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

	2015		2014		2013
Year Ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income (Numerator)	$17,723	$17,723	$17,649	$17,649	$5,721	$5,721
Average common shares outstanding (Denominator)	7,516,451	7,516,451	7,548,825	7,561,982	4,733,059	4,733,059
Earnings per share	$2.36	$2.36	$2.34	$2.34	$1.21	$1.21

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

As of December 31, 2015 and 2014, all stock options were fully vested and there are no unrecognized compensation costs related to stock options. The Company has not granted stock options after 2005.

Recent accounting standards:

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessess. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 which eliminates the guidance in Topic 740, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” This requires an entity to separate deferred tax liabilities and assets between current and noncurrent in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. Prior U.S. GAAP required that in a classified balance sheet, deferred tax liabilities and assets be separated into a current and noncurrent amount on the basis of the classification of the related asset or liability. If deferred tax liabilities and assets did not relate to a specific asset or liability, such as a carryforward, they were classified according to the expected reversal date of the temporary difference.

ASU 2015-17 becomes effective for all public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The effective date for all other entities is fiscal years beginning after December 15, 2017, and for interim period within fiscal years beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period, and may be adopted prospectively or retrospectively. The adoption of ASU 2015-17 is not expected to have a material effect on the operating results or financial position of the Company.

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

The acquired assets and assumed liabilities were measured at fair value as of the acquisition date. In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest, which required the utilization of significant estimates and judgment in accounting for the acquisition. As of November 30, 2013, goodwill totaled $36,972, which is equal to the excess of the consideration transferred over the fair value of the identifiable net assets acquired in connection with the Merger. Goodwill recorded in the Merger resulted from the expected synergies of the combined operations of the newly merged entities as well as intangibles that do not qualify for separate recognition such as the acquired workforce. There was no tax deductible goodwill in the transaction. FASB ASC 805 does allow for adjustments to goodwill for a period of up to one year following the acquisition date should new information come to light that reflects circumstances that existed at the acquisition date. Goodwill was not adjusted in 2014.

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

The following is a summary of the acquired nonimpaired and impaired loans from the merger with Peoples:

	Acquired	Acquired
	Nonimpaired	Impaired
	Loans	Loans
Contractually required principal and interest at acquisition	$501,423	$19,353
Contractual cash flows not expected to be collected (nonaccretable discount)		(10,873)
Expected cash flows at acquisition	501,423	8,480
Interest component of expected cash flows (accretable discount)	(4,773)	(1,128)
Fair value of acquired loans	$496,650	$7,352

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

There were no merger related costs incurred for the year ended December 31, 2015.

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

3. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances were $19,128 and $15,728 at December 31, 2015 and 2014, respectively.

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2015 and 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$10,030		31	$9,999
U.S. Government-sponsored enterprises	68,831	$291	$62	69,060
State and municipals:
Taxable	15,842	735	32	16,545
Tax-exempt	121,099	3,915	90	124,924
Mortgage-backed securities:
U.S. Government agencies	31,612	73	117	31,568
U.S. Government-sponsored enterprises	32,928	119	208	32,839
Total	$280,342	$5,133	$540	$284,935
Held-to-maturity:
Tax-exempt state and municipals	$6,865	$186	$16	$7,035
Mortgage-backed securities:
U.S. Government agencies	84	1		85
U.S. Government-sponsored enterprises	5,160	326		5,486
Total	$12,109	$513	$16	$12,606

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$48,393	$157		$48,550
U.S. Government-sponsored enterprises	95,990	337	$82	96,245
State and municipals:
Taxable	16,490	943	26	17,407
Tax-exempt	87,954	4,971	24	92,901
Mortgage-backed securities:
U.S. Government agencies	37,511	132	167	37,476
U.S. Government-sponsored enterprises	46,956	277	226	47,007
Total	$333,294	$6,817	$525	$339,586
Held-to-maturity:
Tax-exempt state and municipals	$7,370	$105	$38	$7,437
Mortgage-backed securities:
U.S. Government agencies	100	2		102
U.S. Government-sponsored enterprises	7,195	481		7,676
Total	14,665	$588	$38	$15,215

The Company had net unrealized gains of $2,985, net of deferred income taxes of $1,608 at December 31, 2015, and $4,090, net of deferred income taxes of $2,202, at December 31, 2014. Proceeds from the sale of investment securities available-for-sale amounted to $81,983 in 2015, $15,389 in 2014, and $4,573 in 2013. Gross gains of $1,189,  $919, and $163 were realized on the sale of securities in 2015, 2014, and 2013, respectively. There were no gross losses in 2015 or 2013.  Gross losses of $58 were realized on the sale of securities in 2014. The income tax provision applicable to net realized gains amounted to $416,  $301, and $55 in 2015, 2014, 2013, respectively.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2015, is summarized as follows:

Fair
December 31, 2015	Value
Within one year	$27,675
After one but within five years	96,309
After five but within ten years	49,563
After ten years	46,981
220,528
Mortgage-backed securities	64,407
Total	$284,935

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2015, is summarized as follows:

	Amortized	Fair
December 31, 2015	Cost	Value
Within one year	$	$
After one but within five years
After five but within ten years
After ten years	6,865	7,035
	6,865	7,035
Mortgage-backed securities	5,244	5,571
Total	$12,109	$12,606

Securities with a carrying value of $180,478 and $216,192 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2015 and 2014, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2015 and 2014, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,999	$31	$	$	$9,999	$31
U.S. Government-sponsored enterprises	34,159	62			34,159	62
State and municipals:
Taxable			532	32	532	32
Tax-exempt	21,341	87	1,952	19	23,293	106
Mortgage-backed securities:
U.S. Government agencies	15,114	56	5,477	61	20,591	117
U.S. Government-sponsored enterprises	17,647	104	6,030	104	23,677	208
Total	$98,260	$340	$13,991	$216	$112,251	$556

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities
U.S. Government-sponsored enterprises	$21,228	$33	$7,954	$49	$29,182	$82
State and municipals:
Taxable			544	26	544	26
Tax-exempt	4,702	23	2,423	39	7,125	62
Mortgage-backed securities:
U.S. Government agencies	20,148	167			20,148	167
U.S. Government-sponsored enterprises	22,870	226			22,870	226
Total	$68,948	$449	$10,921	$114	$79,869	$563

The Company had 88 investment securities, consisting of 38 tax-exempt state and municipal obligations, one U.S. Treasury security, one taxable state and municipal obligation, twelve U.S. Government-sponsored enterprise securities and 36 mortgage-backed securities that were in unrealized loss positions at December 31, 2015. Of these securities, seven mortgage-backed securities, four tax-exempt state and municipal securities and one taxable state and municipal obligation were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2015.

The Company had 52 investment securities, consisting of 16 tax-exempt state and municipal obligations, one taxable state and municipal obligation, nine U.S. Government-sponsored enterprise securities, and 26 mortgage-backed securities that were in unrealized loss positions at December 31, 2014. Of these securities, two U.S. Government-sponsored enterprise securities, four tax-exempt state and municipal securities and one taxable state and municipal obligation were in continuous unrealized loss positions for twelve months or more. There was no OTTI recognized for each of the years in the three-year period ended December 31, 2015.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2015 and 2014 are summarized as follows. Net deferred loan costs were $690 and $651 in 2015 and 2014, respectively.

December 31	2015	2014
Commercial	$365,767	$319,590
Real estate:
Commercial	567,277	493,481
Residential	306,218	322,454
Consumer	101,603	74,369
Total	$1,340,865	$1,209,894

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $10,187 and $11,913 at December 31, 2015 and 2014, respectively. Advances and repayments during 2015 totaled $20,236 and $21,962 respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured or considered a potential credit risk at December 31, 2015 and 2014.

At December 31, 2015, the majority of the Company’s loans were at least partially secured by real estate in Northeastern Pennsylvania. Therefore, a primary concentration of credit risk is directly related to the real estate market in this area. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2015, 2014, and 2013 were as follows:

			Real estate
December 31, 2015	Commercial		Commercial	Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Beginning balance		$2,321	$3,037		$3,690		$1,290	$		$10,338
Charge-offs		(246)	(325)		(523)		(333)			(1,427)
Recoveries		77	144		26		117			364
Provisions		890	1,389		889		509		23	3,700
Ending balance		$3,042	$4,245		$4,082		$1,583		$23	$12,975
Ending balance: individually evaluated for impairment		759	126		1,138		117			2,140
Ending balance: collectively evaluated for impairment		2,283	4,012		2,944		1,466		23	10,728
Ending balance: loans acquired with deteriorated credit quality	$		$107	$				$		$107
Loans receivable:
Ending balance		$365,767	$567,277		$306,218		$101,603	$		$1,340,865
Ending balance: individually evaluated for impairment		1,196	4,006		4,917		148			10,267
Ending balance: collectively evaluated for impairment		363,620	561,903		301,252		101,455			1,328,230
Ending balance: loans acquired with deteriorated credit quality		$951	$1,368		$49	$		$		$2,368

		Real estate
December 31, 2014	Commercial	Commercial	Residential	Consumer		Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,008	$2,394	$3,135		$1,114	$	$8,651
Charge-offs	(601)	(500)	(804)		(386)		(2,291)
Recoveries	9	292	38		115		454
Provisions	905	851	1,321		447		3,524
Ending balance	$2,321	$3,037	$3,690		$1,290	$	$10,338
Ending balance: individually evaluated for impairment	1,072	805	767		38		2,682
Ending balance: collectively evaluated for impairment	1,081	2,125	2,921		1,252		7,379
Ending balance: loans acquired with deteriorated credit quality	$168	$107	$2			$	$277
Loans receivable:
Ending balance	$319,590	$493,481	$322,454		$74,369	$	$1,209,894
Ending balance: individually evaluated for impairment	2,595	5,084	4,001		127		11,807
Ending balance: collectively evaluated for impairment	315,642	487,024	318,395		74,242		1,195,303
Ending balance: loans acquired with deteriorated credit quality	$1,353	$1,373	$58	$		$	$2,784

			Real estate
December 31, 2013	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Beginning balance		$799		$2,304		$2,981		$866	$		$6,950
Charge-offs		(5)		(15)		(508)		(313)			(841)
Recoveries		1		20		111		49			181
Provisions		1,213		85		551		512			2,361
Ending balance		$2,008		$2,394		$3,135		$1,114	$		$8,651
Ending balance: individually evaluated for impairment		1,500		300		224					2,024
Ending balance: collectively evaluated for impairment		508		2,094		2,911		1,114			6,627
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$
Loans receivable:
Ending balance		$350,680		$413,058		$322,062		$90,817	$		$1,176,617
Ending balance: individually evaluated for impairment		4,504		7,711		3,321		90			15,626
Ending balance: collectively evaluated for impairment		343,502		401,168		318,274		90,727			1,153,671
Ending balance: loans acquired with deteriorated credit quality		$2,674		$4,179		$467	$		$		$7,320

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2015 and 2014:

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial	$357,894	$3,566	$4,307	$	$365,767
Real estate:
Commercial	538,130	10,150	18,997		567,277
Residential	296,587	983	8,648		306,218
Consumer	101,486		117		101,603
Total	$1,294,097	$14,699	$32,069	$	$1,340,865

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial	$306,066	$6,135	$7,389	$	$319,590
Real estate:
Commercial	472,270	9,858	11,353		493,481
Residential	312,086	2,123	8,245		322,454
Consumer	74,250	13	106		74,369
Total	$1,164,672	$18,129	$27,093	$	$1,209,894

Information concerning nonaccrual loans by major loan classification at December 31, 2015 and 2014 is summarized as follows:

December 31	2015	2014
Commercial	$1,632	$1,322
Real estate:
Commercial	3,859	3,732
Residential	4,732	3,523
Consumer	148	122
Total	$10,371	$8,699

The major classification of loans by past due status at December 31, 2015 and 2014 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2015	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$126	$	$1,632	$1,758	$364,009	$365,767
Real estate:
Commercial	1,364	165	3,859	5,388	561,889	567,277
Residential	3,891	1,067	5,257	10,215	296,003	306,218	$525
Consumer	705	353	386	1,444	100,159	101,603	238
Total	$6,086	$1,585	$11,134	$18,805	$1,322,060	$1,340,865	$763

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2014	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$898	$117	$1,322	$2,337	$317,253	$319,590
Real estate:
Commercial	2,100	888	3,868	6,856	486,625	493,481	$136
Residential	3,154	1,239	4,585	8,978	313,476	322,454	1,062
Consumer	848	247	547	1,642	72,727	74,369	425
Total	$7,000	$2,491	$10,322	$19,813	$1,190,081	$1,209,894	$1,623

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2015, 2014 and 2013 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,352	$2,720		$1,848	$87
Real estate:
Commercial	2,731	3,408		2,394	95
Residential	3,048	3,231		2,664	4
Consumer	31	31		17
Total	7,162	9,390		6,923	186
With an allowance recorded:
Commercial	795	795	$759	1,680	40
Real estate:
Commercial	2,643	2,643	233	4,155	86
Residential	1,918	1,918	1,138	1,776	30
Consumer	117	117	117	126
Total	5,473	5,473	2,247	7,737	156
Commercial	2,147	3,515	759	3,528	127
Real estate:
Commercial	5,374	6,051	233	6,549	181
Residential	4,966	5,149	1,138	4,440	34
Consumer	148	148	117	143
Total	$12,635	$14,863	$2,247	$14,660	$342

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2014	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,379	$4,084		$2,669	$141
Real estate:
Commercial	2,932	3,690		7,944	120
Residential	2,672	2,857		2,731	4
Consumer	83	83		94
Total	8,066	10,714		13,438	265
With an allowance recorded:
Commercial	1,569	1,569	$1,240	1,787	$58
Real estate:
Commercial	3,525	3,525	912	2,293	28
Residential	1,387	1,387	769	590	10
Consumer	44	44	38	10	1
Total	6,525	6,525	2,959	4,680	97
Commercial	3,948	5,653	1,240	4,456	199
Real estate:
Commercial	6,457	7,215	912	10,237	148
Residential	4,059	4,244	769	3,321	14
Consumer	127	127	38	104	1
Total	$14,591	$17,239	$2,959	$18,118	$362

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2013	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$4,978	$9,474		$5,824
Real estate:
Commercial	10,496	13,352		10,095
Residential	3,004	3,437		2,614
Consumer	90	90		95
Total	18,568	26,353		18,628
With an allowance recorded:
Commercial	2,200	2,200	$1,500	2,182	$95
Real estate:
Commercial	1,394	1,394	300	1,409	76
Residential	784	784	224	672	13
Consumer
Total	4,378	4,378	2,024	4,263	184
Commercial	7,178	11,674	1,500	8,006	95
Real estate:
Commercial	11,890	14,746	300	11,504	76
Residential	3,788	4,221	224	3,286	13
Consumer	90	90	—	95
Total	$22,946	$30,731	$2,024	$22,891	$184

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2015, 2014 and 2013.

As a part of the Merger, an adjustment was made to reflect the elimination of the allowance for loan losses related to the Peoples Bank loan portfolio, as required by purchase accounting standards. As a result, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loan acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans. The credit quality adjustment does not account for acquired loans deemed to be impaired in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These impaired loans are accounted for in the credit adjustment on distressed loans, which represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio, 29 loans were deemed impaired resulting in a credit adjustment on distressed loans of $6,892. As of December 31, 2015, there were a total of thirteen loans remaining with a credit adjustment of $2,228.

At December 31, 2015, the Company had total impaired loans of $12,635. The impaired loan balance includes $2,368 of impaired loans acquired as part of the merger net of a remaining fair value adjustment of $2,228. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that an additional reserve of $107 was required against the acquired impaired loans at December 31, 2015.

The changes in the accretible yield and nonaccretible difference of acquired loans accounted for under ASC310-30 for the years ended December 31, 2015, 2014 and 2013, were as follows:

	2015			2014		2013
Year ended December 31	Accretible		Nonaccretible	Accretible	Nonaccretible	Accretible	Nonaccretible
Beginning Balance, January 1		$60	$2,588	$895	$6,892
Additions						$934	$6,892
Accretion		(60)		(280)		(39)
Charge-offs				(398)	(2,703)
Payments			(360)	(157)	(1,601)
Ending Balance, December 31	$		$2,228	$60	$2,588	$895	$6,892

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $2,861,  $2,933 and $2,487 at December 31, 2015, 2014 and 2013, respectively.

There were nine loans modified in 2015, three loans modified in 2014 and no loans modified in 2013 that resulted in troubled debt restructurings. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2015 and 2014.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2015	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$98	$98
Commercial real estate	1	58	58	$54
Residential mortgage	7	501	501	484
Total	9	$657	$657	$538

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2014	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$4,408	$2,500	$2,457
Residential mortgage	2	479	479	476
Total	3	$4,887	$2,979	$2,933

There were two payment defaults within 12 months of their modification on loans considered troubled debt restructurings for the year ended December 31, 2015 totaling $166 and no defaults for the years ended December 31, 2014 and 2013.

The amount of loans in the formal process of foreclosure totaled $564 at December 31, 2015.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. An allowance of $47 and $58 was recorded as of December 31, 2015 and 2014, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2015 and 2014 are summarized as follows:

December 31	2015	2014
Commitments to extend credit	$257,011	$187,351
Unused portions of lines of credit	52,794	48,610
Standby letters of credit	20,017	30,609
	$329,822	$266,570

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $20,211 at December 31, 2015 and $27,666 at December 31, 2014. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2015 and 2014.

7. Premises and equipment, net:

Premises and equipment at December 31, 2015 and 2014 are summarized as follows:

December 31	2015	2014
Land	$5,419	$5,309
Premises and leasehold improvements	33,177	30,046
Furniture, fixtures and equipment	10,026	9,470
	48,622	44,825
Less: accumulated depreciation	20,465	19,392
	$28,157	$25,433

Depreciation and amortization included to noninterest expense amounted to $1,595, $1,671, and $924 in 2015, 2014 and 2013, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2015, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2016	$312
2017	233
2018	184
2019	167
2020	131
Thereafter	358
$1,385

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2015, 2014 and 2013 amounted to $397,  $343 and $216, respectively.

8. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2015 and 2014. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2015 and 2014. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2015 The accumulated amortization on core deposit intangible assets was $3,957 and $2,808 at December 31, 2015 and 2014, respectively. The accumulated amortization on trade name intangible assets was $73 and $40 at December 31, 2015 and 2014, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $13 at December 31, 2015. Amortization expense amounted to $1,195,  $1,334 and $326 in 2015, 2014 and 2013, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2015, is as follows:

2016	$1,186
2017	1,034
2018	882
2019	730
2020	606
Thereafter	$959

9. Other assets:

The major components of other assets at December 31, 2015 and 2014 are summarized as follows:

December 31	2015	2014
Other real estate owned	$957	$561
Investment in residential housing program	6,744	4,329
Mortgage servicing rights	465	676
Bank owned life insurance	30,782	29,983
Restricted equity securities	5,403	3,687
Other assets	14,136	13,830
Total	$58,487	$53,066

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for other are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $168,198 at December 31, 2015 and $163,822 at December 31, 2014.

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2015 and 2014 are summarized as follows:

December 31	2015	2014
Interest-bearing deposits:
Money market accounts	$197,258	$197,442
Now accounts	279,004	254,924
Savings accounts	386,593	391,952
Time deposits less than $250	237,176	238,964
Time deposits $250 or more	34,801	28,778
Total interest-bearing deposits	1,134,832	1,112,060
Noninterest-bearing deposits	320,978	313,498
Total deposits	$1,455,810	$1,425,558

The aggregate amounts of maturities for all time deposits at December 31, 2015, are summarized as follows:

2016	$160,229
2017	33,396
2018	28,834
2019	13,853
2020	21,626
Thereafter	14,039
$271,977

The aggregate amount of deposits reclassified as loans was $187 at December 31, 2015, and $463 at December 31, 2014. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses. During 2015 and 2014, no deposits were received on terms other than those available in the normal course of business.

11. Short-term borrowings:

Securities sold under agreements to repurchase and FHLB advances generally represent overnight or less than 30-day borrowings. Short-term borrowings consisted of the following at December 31, 2015 and 2014:

	At and for the year ended December 31, 2015
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
Repurchase agreements		$22		1.11%
FHLB advances	$38,325	13,458	$54,425	0.39	0.43%
	$38,325	$13,480	$54,425	0.39%	0.43%

	At and for the year ended December 31, 2014
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
Repurchase agreements	$682	$12,729	$22,840	0.53%	0.38%
FHLB advances	18,875	2,142	18,875	0.25	0.28
	$19,557	$14,871	$41,715	0.48%	0.28%

Peoples Bank has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2015, Peoples Bank’s maximum borrowing capacity was $529,088 of which $98,679 was outstanding in borrowings. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

Securities sold under repurchase agreements are retained under Peoples Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

12. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2015 and 2014 are as follows:

	Interest Rate
Due	Fixed	Adjustable	2015	2014
March 2015	3.44%			$133
March 2015	3.48			40
November 2015	4.67			257
February 2016	4.86		$23	166
February 2016	4.86		23	166
February 2017	4.99		510	918
September 2017	2.36		6,500	6,500
April 2018	3.83		269	377
December 2018	1.27		10,000
December 2019		1.98%	3,000	3,000
December 2019		1.78%	6,300	6,300
December 2019	1.62		10,000
June 2020	1.74		5,000
December 2020	1.84		5,000
March 2023	4.69%		13,729	15,283
			$60,354	$33,140

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2015 are as follows:

2016	$2,220
2017	8,400
2018	11,828
2019	21,174
2020	11,963
Thereafter	4,769
$60,354

None of the advances from the FHLB are convertible. Long-term debt consist of $51,054 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month Libor plus 1.21% to plus 1.57%.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$9,999	$9,999		$
U.S. Government-sponsored enterprises	69,060		$69,060
State and Municipals:
Taxable	16,545		16,545
Tax-exempt	124,924		124,924
Mortgage-backed securities:
U.S. Government agencies	31,568		31,568
U.S. Government-sponsored enterprises	32,839		32,839
Total	$284,935	$9,999	$274,936	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$48,550	48,550	$	$
U.S. Government-sponsored enterprises	96,245		96,245
State and Municipals:
Taxable	17,407		17,407
Tax-exempt	92,901		92,901
Mortgage-backed securities:
U.S. Government agencies	37,476		37,476
U.S. Government-sponsored enterprises	47,007		47,007
Total	$339,586	$48,550	$291,036	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 and 2014 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,944			$4,944
Other real estate owned	$878			$878

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2014	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,414			$4,414
Other real estate owned	$218			$218

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,944	Appraisal of collateral	Appraisal adjustments	3.3% to 97.0% (61.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$878	Appraisal of collateral	Appraisal adjustments	20.0% to 77.3% (30.3)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2014	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,414	Appraisal of collateral	Appraisal adjustments	2.6% to 61.1% (24.5)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$218	Appraisal of collateral	Appraisal adjustments	19.7% to 47.8% (30.5)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2015 and 2014 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2015	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$32,917	$32,917	$32,917
Investment securities:
Available-for-sale	284,935	284,935	$9,999	$274,936
Held-to-maturity	12,109	12,606		12,606
Loans held for sale
Net loans	1,327,890	1,330,900			$1,330,900
Accrued interest receivable	5,796	5,796		5,796
Mortgage servicing rights	465	1,543		1,543
Restricted equity securities	5,403	5,403		5,403
Total	$1,669,515	$1,674,100
Financial liabilities:
Deposits	$1,455,810	$1,455,979		1,455,979
Short-term borrowings	38,325	38,325		38,325
Long-term debt	60,354	61,412		61,412
Accrued interest payable	560	560		$560
Total	$1,555,049	$1,556,276

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2014	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$31,426	$31,426	$31,426
Investment securities:
Available-for-sale	339,586	339,586	$48,550	$291,036
Held-to-maturity	14,665	15,215		15,215
Loans held for sale	3,486	3,492		3,492
Net loans	1,199,556	1,210,369			$1,210,369
Accrued interest receivable	5,580	5,580		5,580
Mortgage servicing rights	676	1,466		1,466
Restricted equity securities	3,687	3,687		3,687
Total	$1,598,662	$1,610,821
Financial liabilities:
Deposits	$1,425,558	$1,427,081		1,427,081
Short-term borrowings	19,557	19,557		19,557
Long-term debt	33,140	34,772		34,772
Accrued interest payable	574	574		$574
Total	$1,478,829	$1,481,984

14. Stock plans:

The Company has a stock plan (“Stock Plan”) covering non-employee directors and the 2008 long-term incentive plan (“2008 Plan”) for certain officers and key employees. The plans are administered by a committee of the Board of Directors. There were no SARS outstanding after December 31, 2014. The activity for 25,227 stock appreciation rights (“SAR”) and 5,600 options under the Stock Plan for each of the years in the two-year period ended December 31, 2014, is summarized as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
December 31	Awards	Price	Awards	Price
Outstanding, beginning of year	30,827	$30.37	25,227	$29.66
Associated with merger			8,900	30.93
Granted
Settled	(30,827)	$30.37	(3,150)	26.38
Forfeited			(150)	27.50
Outstanding, end of year			30,827	30.37
Exercisable, end of year			30,827	$30.37

The Company granted 13,636 SAR to an executive on January 3, 2006 at a strike price of $31.53 per share. The rights were fully vested as of January 2, 2011 and were settled in cash when exercised in 2014. The assumptions in calculating the vesting rights fair value used an expected volatility of 26.83%, expected annual dividend yield of 2.42%, a risk-free interest rate of 0.90%, and an expected term of 1.75 years. The Company granted 11,591 SAR to an executive on February 29, 2008 at a strike price of $27.50 per share. The rights vested on a straight-line basis over a five year period and were settled in cash when exercised in 2014. The grant date fair value was computed assuming expected volatility of 22.21%, expected annual dividend yield of 4.00%, a risk-free interest rate of 3.53%, and an expected term of 7.50 years. The Company calculated the value of the vested rights using the Black-Scholes method and recorded an expense of $395 in 2014 and $34 in 2013. In addition, the Company settled an additional 5,600 in options under the Stock Plan during 2014 for $83.

The 2008 Plan allows for named executive officers to be granted equity award, the plan was a legacy plan of Penseco Financial Services Corporation. Under the 2008 Plan the Compensation Committee of the board of directors has broad authority with respect to awards granted under the 2008 Plan, including, without limitation, the authority to:

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

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. There were restricted stock grants awarded with a total cost of $50 during the years ended December 31, 2013. No restricted stock grants were awarded in 2015 and 2014.

The activity related to restricted stock for each of the years ended December 31, 2015, 2014 and 2013 was as follows:

Year Ended December 31	2015	2014	2013
Nonvested, January 1	14,309	17,245	15,425
Granted shares			1,820
Vested shares		2,936
Forfeited shares
Nonvested, December 31	14,309	14,309	17,245

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

The Company recognized $69, $70 and $25 of compensation expense for stock awards granted in the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, the Company had $108 of unrecognized compensation expense associated with restricted stock awards.

15. Employee benefit plans:

The Company had separate Employee Stock Ownership Plans (“ESOP”) and Retirement Profit Sharing 401(k) Plans for Penn Security Bank and Trust and Peoples Neighborhood Bank prior to 2014. The plans were merged at year end 2014 into the Peoples Security Bank and Trust Employee Stock Ownership Plan and the Peoples Security Bank and Trust Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERP”), an Employees’ Pension Plan, which is currently frozen, and a Postretirement Plan Life Insurance plan which was curtailed in 2013.

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

At December 31, 2013, the Penn Security Bank and Trust Company ESOP held 104,964 shares of the Company’s stock, all of which were allocated to specific participant accounts. These shares were treated the same for dividend purposes and earnings per share calculations as are any other outstanding shares of the Company’s stock. The Company contributed $218 to the ESOP plan during the year ended December 31, 2013.

The Penn Security Bank and Trust Company Retirement Profit Sharing Plan’s contributions included a Safe Harbor contribution of $310 during the year ended December 31, 2013 and a discretionary match of $234 during the year ended December 31, 2013, equal to one-half of employee deferrals, up to a maximum match of 3%.

Peoples Neighborhood Bank had an Employee Stock Ownership and Profit-Sharing Plan (“Plan”) with 401(k) provisions. The Plan was for the benefit of all employees who met the eligibility requirements set forth in the Plan. The amount of contributions to the Plan, including 401(k) matching contributions, was at the discretion of the Board of Directors. Company contributions to the employee stock ownership plan were allocated to participant accounts based on their percentage of total compensation for the Plan year. At December 31, 2013, 263,559 shares of the Company’s common stock were held in the Plan. In the event a terminated Plan participant desired to sell his or her shares of the Company’s stock, or for certain employees who elected to diversify their account balances, the Company was required to purchase the shares from the participant at their fair market value. There was no expense associated with the plan during 2015 and 2014.

The Company contributed $144 and $294 to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan in 2015 and 2014. In addition, the Company contribution of $778 and $872 to the Peoples Security Bank and Trust Company Retirement Profit Sharing Plan in 2015 and 2014, comprised of a Safe Harbor contribution of $430 and $464 and a discretionary match of $348 and $408.

Peoples Security Bank and Trust Company established a Supplemental Executive Defined Contribution Plan to replace 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $63 and $48 at December 31, 2015 and 2014, respectively. The expense associated with the plan was $15,  $5 and $7 for 2015, 2014 and 2013 respectively.

The Company has SERPs for the benefit of certain officers of the Company. At December 31, 2015 and 2014, other liabilities include $ 1,244 and $ 1,167 accrued under the Plans. Compensation expense includes approximately $88, $80, and $164 relating to these SERPS for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Information related to the pension and postretirement life insurance plans is as follows:

	Pension Benefits
December 31	2015	2014
Change in benefit obligation:
Benefit obligation, beginning	$17,869	$14,211
Interest cost	696	678
Change in experience loss (gain)	(41)	(250)
Change in assumptions loss (gain)	(367)	3,944
Benefits paid	(777)	(714)
Benefit obligation, ending	17,380	17,869
Change in plan assets:
Fair value of plan assets, beginning	12,839	12,417
Actual return on plan assets	29	895
Employer contributions	240	241
Benefits paid	(777)	(714)
Fair value of plan assets, ending	12,331	12,839
Funded status at end of year	$(5,049)	$(5,030)

The Society of Actuaries released new mortality tables in 2015 and 2014 which the Company utilized in its pension plan remeasurements at December 31, 2015 and 2014. The change in mortality assumption resulted in a decrease to the pension plan’s accumulated benefit obligation of $352 in 2015 and an increase of $2,138 in 2014.

Amounts recognized in the balance sheet are as follows:

	Pension Benefits
December 31	2015	2014

Liabilities	$5,049	$5,030
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(7,863)	(7,567)
Deferred taxes	2,752	2,648

Net amount recognized	$(5,111)	$(4,919)

The accumulated benefit obligation for the defined benefit pension plan was $17,380 and $17,869 at December 31, 2015 and 2014, respectively.

Components of net periodic pension expense (income) and other amounts recognized in other comprehensive income are as follows:

	Pension Benefits
Years Ended December 31,	2015	2014	2013
Net periodic pension expense (income):
Interest cost	$696	$678	$646
Expected return on plan assets	(931)	(910)	(825)
Amortization of unrecognized net loss	198	92	180
Net periodic pension expense (income):	(37)	(140)	1
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	296	3,684	(2,369)
Deferred tax	(104)	(1,289)	805
Total recognized in other comprehensive income	192	2,395	(1,564)
Total recognized in net period pension cost and other comprehensive income	$155	$2,255	$(1,563)

	Postretirement Life
	Insurance Benefits
Year Ended December 31,	2015	2014	2013
Components of net periodic pension cost:
Service cost	$	$	$35
Interest cost			111
Amortization of unrecognized net gain			96
Net periodic other benefit cost	$	$	242
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)			(1,273)
Deferred tax			620
Total recognized in other comprehensive income			(653)
Total recognized in net period pension cost and other comprehensive income	$	$	$(411)

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $219.

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2015	2014	2013
Discount rate:
Obligation	4.00%	4.00%	5.00%
Expense	4.00	5.00	4.25
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2015 and 2014, by asset category are as follows:

December 31,	2015	2014
Asset Category:
Cash and cash equivalents	5.9%	2.4%
Equity securities	57.0	59.3
Corporate bonds	23.0	14.9
U.S. Government securities	14.1	23.4
	100.0%	100.0%

Fair Value Measurement of pension plan assets at December 31, 2015 and 2014 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$781	$781		$
Equity securities:
U.S. large cap	6,772	6,772
International	225	225
Fixed income securities:
U.S. Treasuries	760		$760
U.S. Government agencies	971		971
Corporate bonds	2,822		2,822
Total	$12,331	$7,778	$4,533	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$308	$308		$
Equity securities:
U.S. large cap	7,369	7,369
International	241	241
Fixed income securities:
U.S. Treasuries	1,073		$1,073
U.S. Government agencies	1,931		1,931
Corporate bonds	1,917		1,917
Total	$12,839	$7,918	$4,921	$

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

There is no Company stock included in equity securities at December 31, 2015 or 2014. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2016.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2016	$791
2017	801
2018	840
2019	836
2020	878
Thereafter	$4,776

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

Year Ended December 31	2015	2014	2013
Current	$5,362	$4,313	$1,628
Deferred	(841)	1,146	(1,143)
	$4,521	$5,459	$485

The components of the net deferred tax asset at December 31, 2015 and 2014 are summarized as follows:

December 31	2015	2014

Deferred tax assets:
Allowance for loan losses	$4,541	$3,618
Defined benefit plan	2,752	2,648
Deferred compensation	595	529
Capital loss carry forward	244	244
Other	440	259
Total	8,572	7,298
Deferred tax liabilities:
Premises and equipment, net	771	912
Merger related accounting	2,379	2,131
Investment securities available-for-sale	1,607	2,202
Other	530	324
Total	5,287	5,569
Net deferred tax asset	$3,285	$1,729

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 35.0 percent for the years ended December 31, 2015 and 2014 and 34.0 percent for the year ended December 31, 2013 and is summarized as follows:

Year Ended December 31	2015	2014	2013

Federal income tax at statutory rate	$7,785	$8,088	$2,110
Tax exempt interest	(2,008)	(1,938)	(1,428)
Bank owned life insurance income	(268)	(272)	(329)
Disallowed merger costs			266
Residential housing program tax credits	(1,115)	(439)
Other, net	127	20	(134)
Total	$4,521	$5,459	$485

17. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2015	2014
Assets:
Cash and cash equivalents	$4,119	$4,183
Investment in bank subsidiary	242,765	240,225
Due from subsidiaries	2,063	2,619
Total assets	$248,947	$247,027

Liabilities and Stockholders’ Equity:
Other liabilities	$179	$248
Stockholders’ equity	248,768	246,779
Total liabilities and stockholders’ equity	$248,947	$247,027

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31	2015	2014	2013
Income:
Dividends from subsidiaries	$9,319	$9,360	$8,350
Other income	40	430	169
Total income	9,359	9,790	8,519
Expense:
Other expenses	243	251	76
Total expenses	243	251	76
Income before taxes and undistributed income	9,116	9,539	8,443
Income tax expense (benefit)	(70)		33
Income before undistributed income of subsidiaries	9,186	9,539	8,410
Equity in undistributed net income (loss) of subsidiaries	8,537	8,110	(2,689)
Net income	$17,723	$17,649	$5,721
Comprehensive Income	$16,427	$17,518	$5,313

condensed Statements of Cash Flows

Year Ended December 31	2015	2014	2013
Cash flows from operating activities:
Net income	$17,723	$17,649	$5,721
Adjustments:
Net realized gains on sales of securities		(375)	(103)
Undistributed net income of subsidiaries	(8,537)	(8,110)	2,689
Decrease (increase) in other assets	5,257	1,182	(1,733)
Increase (decrease) in other liabilities	(69)	(511)	641
Stock based compensation	69	70	25
Deferred income tax expense			1
Increase in due from subsidiaries			(1,611)
Net cash provided by operating activities	14,443	9,905	5,630
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities		722	253
Net cash provided by investing activities		722	253
Cash flows from financing activities:
Redemption of common stock	(5,188)	(109)
Retirement of stock options		(83)
Reissuance of treasury stock		21
Purchase of treasury stock		(70)
Cash dividends paid	(9,319)	(9,360)	(5,511)
Net cash used in financing activities	(14,507)	(9,601)	(5,511)
(Decrease) increase in cash	(64)	1,026	372
Cash at beginning of year	4,183	3,157	2,785
Cash at end of year	$4,119	$4,183	$3,157

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2015 and 2014 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2015, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $19,234. At December 31, 2015 and 2014, there were no loans outstanding, nor were any advances made during 2015 and 2014.

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

New risk-based capital rules became effective January 1, 2015 requiring that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2015 and 2014, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed Peoples Bank’s category.

The Company and Peoples Bank’s actual capital ratios at December 31, 2015 and 2014, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$185,365	13.52%	$61,675	4.50%
Peoples Bank	179,362	13.11	61,583	4.50	$88,954	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	185,365	13.52	82,233	6.00
Peoples Bank	179,362	13.11	82,111	6.00	109,481	8.00
Total capital to risk-weighted assets:
Consolidated	198,340	14.47	109,644	8.00
Peoples Bank	192,337	14.05	109,481	8.00	136,852	10.00
Tier 1 capital to average assets:
Consolidated	185,365	10.80	68,638	4.00
Peoples Bank	$179,362	10.48%	$68,474	4.00%	$85,592	5.00%

.
					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets:
Consolidated	$178,061	14.75%	$48,276	4.00%
Peoples Bank	171,984	14.28	48,165	4.00	$72,247	6.00%
Total capital to risk-weighted assets:
Consolidated	188,457	15.61	96,552	8.00
Peoples Bank	182,380	15.15	96,330	8.00	120,412	10.00
Tier 1 capital to average assets:
Consolidated	178,061	10.76	66,168	4.00
Peoples Bank	$171,984	10.42%	$65,993	4.00%	$82,492	5.00%

19. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

20. Comprehensive Income:

The components of accumulated other comprehensive income included in stockholders’ equity at December 31, 2015 and 2014 are as follows:

December 31	2015	2014
Net unrealized gain on investment securities available-for-sale	$4,593	$6,292
Income tax expense (benefit)	1,607	2,202
Net of income taxes	2,986	4,090
Benefit plan adjustments	(7,863)	(7,567)
Income tax expense (benefit)	(2,752)	(2,648)
Net of income taxes	(5,111)	(4,919)
Accumulated other comprehensive loss	$(2,125)	$(829)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2015, 2014 and 2013 are as follows:

Year Ended December 31,	2015	2014	2013
Unrealized gain (loss) on investment securities available-for-sale	$(510)	$4,343	$(3,882)
Net gain on the sale of investment securities available-for-sale(1)	(1,189)	(861)	(163)
Benefit plans:
Amortization of actuarial loss (gain)(2)	198	92	276
Actuarial (loss) gain	(494)	(3,776)	3,366
Net change in benefit plan liabilities	(296)	(3,684)	3,642
Other comprehensive income (loss) gain before taxes	(1,995)	(202)	(403)
Income tax expense (benefit)	(699)	(71)	5
Other comprehensive income (loss)	$(1,296)	$(131)	$(408)

(1)	Represents amounts reclassified out of accumulated comprehensive income and included in gains on sale of investment securities on the consolidated statements of income.
(2)

Represents amounts reclassified out of accumulated comprehensive income and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

21. Summary of quarterly financial information (unaudited):

	2015
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$15,628	$15,638	$15,598	$16,177
Interest expense	1,535	1,448	1,485	1,569
Net interest income	14,093	14,190	14,113	14,608
Provision for loan losses	750	750	900	1,300
Net interest income after provision for loan losses	13,343	13,440	13,213	13,308
Noninterest income	4,309	3,626	4,015	3,769
Noninterest expense	11,094	11,511	11,706	12,468
Income before income taxes	6,558	5,555	5,522	4,609
Income tax expense	1,514	1,124	1,113	770
Net income	$5,044	$4,431	$4,409	$3,839
Per share data:
Net income	$0.67	$0.59	$0.58	$0.52
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	7,548,358	7,546,198	7,536,824	7,435,440

	2014
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,432	$15,482	$16,192	$15,850
Interest expense	1,687	1,727	1,642	1,586
Net interest income	14,745	13,755	14,550	14,264
Provision for loan losses	857	1,201	666	800
Net interest income after provision for loan losses	13,888	12,554	13,884	13,464
Noninterest income	3,560	3,778	4,380	3,533
Noninterest expense	11,287	12,239	11,084	11,323
Income (loss) before income taxes	6,161	4,093	7,180	5,674
Income tax expense (benefit)	1,463	762	1,944	1,290
Net income (loss)	$4,698	$3,331	$5,236	$4,384
Per share data:
Net income (loss)	$0.62	$0.44	$0.70	$0.58
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	7,550,253	7,548,358	7,548,358	7,548,358

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A.Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2015, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2015.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States), has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm”.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Scott A. Seasock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited Peoples Financial Services Corp. and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Peoples Financial Services Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 11, 2016

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  11.Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  14.Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Part Iv

Item  15.Exhibits, Financial Statement Schedules.

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

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 11, 2016

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2016

/s/ Scott A. Seasock Scott A. Seasock	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016

/s/ Joseph G. Cesare Joseph G. Cesare	Director	March 11, 2016

/s/ James G. Keisling James G. Keisling	Director	March 11, 2016

Name	Title	Date

/s/ P. Frank Kozik P. Frank Kozik	Director	March 11, 2016

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 11, 2016

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 11, 2016

/s/ Robert Naismith Robert Naismith	Director	March 11, 2016

/s/ James B. Nicholas James B. Nicholas	Director	March 11, 2016

/s/ Emily Perry Emily Perry	Director	March 11, 2016

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 11, 2016

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 11, 2016

/s/ Earle A. Wootton Earle A. Wootton	Director	March 11, 2016

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 11, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).
3.2	Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on December 2, 2013)
4.1	The Registrant will furnish to the SEC upon request copies of the instruments defining the rights of the Federal Home Loan Bank of Pittsburgh with respect to the Registrant’s long-term debt.
10.1	Penseco Financial Services Corporation 2008 Long Term Incentive Plan (incorporated by reference to Annex A of Penseco’s proxy statement on Schedule 14A filed with the SEC on March 17, 2008)*
10.2

Form of Restricted Stock or Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.3

Form of Stock Option and/or Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.3 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.4	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.4 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*
10.5	Peoples Neighborhood Bank Amended and Restated Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on August 14, 1998)*
10.6

Penn Security Bank & Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2010 (incorporated by reference to Exhibit 10.8 to Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.7

Peoples Neighborhood Bank’s Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to registrant’s registration statement on Form S-4 (File No. 333-190587) filed with the SEC on September 20, 2013)*

10.8	Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*
10.9

Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of Penseco’s current report on Form 8-K filed with the SEC on January 7, 2011)*

10.10

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of Penseco’s current report on Form 8-K filed with the SEC on January 6, 2016)*

10.11

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

Exhibit No.	Description of Exhibit
10.12

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

10.13

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.14	Employment Agreement with Scott A. Seasock (incorporated by reference to Exhibit 10.16 to the registrant’s Form 8-K filed with the Commission on January 18, 2011)*
10.15

Supplemental Executive Retirement Plan by and between Scott A. Seasock and Peoples Bank, dated May 8, 2012 (incorporated by reference to Exhibit 10.21 to the registrant’s Form 8-K filed with the Commission on May 11, 2012)*

10.16	Termination Agreement with Debra E. Dissinger (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-25G filed with the Commission on March 4, 1998)*
10.17	Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*
10.18	Amendment to Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*
10.19

Employment Agreement dated as of December 1, 2013, by and among Peoples, Peoples Bank and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.20

Supplemental Executive Retirement Plan Agreement, dated April 22, 2014, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.21

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.22

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on August 9, 2012)*

10.23

Employment Agreement, dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.24

Employment Agreement dated as of February 4, 2015 between Peoples Security Bank and Trust Company and Bradley S. Grubb (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on May 8, 2015)*

10.25	Supplemental Director Retirement Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005) *
10.26

Amendment to Supplemental Director Retirement Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.27	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*
21.1	List of Subsidiaries
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant

Exhibit No.	Description of Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	- Management contract or compensatory plan or arrangement