Form 10-Q
period 2016-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2016-05-06
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,396,404 at April 30, 2016.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2016

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$23,699	$28,218
Interest-bearing deposits in other banks	299	4,699
Federal funds sold
Investment securities:
Available-for-sale	264,175	284,935
Held-to-maturity: Fair value March 31, 2016, $12,322; December 31, 2015, $12,606	11,681	12,109
Total investment securities	275,856	297,044
Loans held for sale	78
Loans, net	1,409,691	1,340,865
Less: allowance for loan losses	14,158	12,975
Net loans	1,395,533	1,327,890
Premises and equipment, net	29,386	28,157
Accrued interest receivable	5,455	5,796
Goodwill	63,370	63,370
Intangible assets	5,091	5,397
Other assets	63,603	58,487
Total assets	$1,862,370	$1,819,058

Liabilities:
Deposits:
Noninterest-bearing	$323,456	$320,978
Interest-bearing	1,152,003	1,134,832
Total deposits	1,475,459	1,455,810
Short-term borrowings	60,350	38,325
Long-term debt	59,773	60,354
Accrued interest payable	506	560
Other liabilities	14,837	15,241
Total liabilities	1,610,925	1,570,290

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued 7,399,298 shares at March 31, 2016 and 7,410,606 shares at December 31, 2015	14,799	14,821
Capital surplus	134,994	135,371
Retained earnings	103,288	100,701
Accumulated other comprehensive loss	(1,636)	(2,125)
Total stockholders’ equity	251,445	248,768
Total liabilities and stockholders’ equity	$1,862,370	$1,819,058

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$14,346	$13,340
Tax-exempt	751	559
Interest and dividends on investment securities:
Taxable	687	900
Tax-exempt	875	805
Dividends	10	9
Interest on interest-bearing deposits in other banks	17	8
Interest on federal funds sold		7
Total interest income	16,686	15,628

Interest expense:
Interest on deposits	1,283	1,268
Interest on short-term borrowings	77	8
Interest on long-term debt	360	259
Total interest expense	1,720	1,535
Net interest income	14,966	14,093
Provision for loan losses	1,200	750
Net interest income after provision for loan losses	13,766	13,343

Noninterest income:
Service charges, fees and commissions	1,444	1,612
Merchant services income	914	790
Commission and fees on fiduciary activities	482	459
Wealth management income	412	205
Mortgage banking income	204	222
Life insurance investment income	193	189
Net gain on sale of investment securities available-for-sale	242	832
Total noninterest income	3,891	4,309

Noninterest expense:
Salaries and employee benefits expense	5,332	5,233
Net occupancy and equipment expense	2,437	2,468
Merchant services expense	632	533
Amortization of intangible assets	305	305
Other expenses	2,912	2,555
Total noninterest expense	11,618	11,094
Income before income taxes	6,039	6,558
Income tax expense	1,157	1,514
Net income	4,882	5,044

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale	995	767
Reclassification adjustment for net gain on sales included in net income	(242)	(832)
Other comprehensive income (loss)	753	(65)
Income tax expense (benefit) related to other comprehensive loss	264	(23)
Other comprehensive income (loss), net of income taxes	489	(42)
Comprehensive income	$5,371	$5,002

Per share data:
Net income:
Basic	$0.66	$0.67
Diluted	$0.66	$0.67
Average common shares outstanding:
Basic	7,403,510	7,548,358
Diluted	7,403,510	7,548,358
Dividends declared	$0.31	$0.31

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$248,768
Stock based compensation		18			18
Net income			4,882		4,882
Other comprehensive income, net of income taxes				489	489
Dividends declared: $0.31 per share			(2,295)		(2,295)
Shares retired: 11,308 shares	(22)	(395)			(417)
Balance, March 31, 2016	14,799	134,994	103,288	(1,636)	251,445
Balance, January 1, 2015	15,097	140,214	92,297	(829)	246,779
Stock based compensation		18			18
Net income			5,044		5,044
Other comprehensive loss, net of income taxes				(42)	(42)
Dividends declared: $0.31 per share			(2,341)		(2,341)
Balance, March 31, 2015	$15,097	$140,232	$95,000	$(871)	$249,458

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2016	2015
Cash flows from operating activities:
Net income	$4,882	$5,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	392	388
Amortization of deferred loan costs	169	132
Amortization of intangibles	305	305
Net accretion of purchase accounting adjustments on tangible assets	(275)	(292)
Amortization of loss on investment tax credits	125	151
Provision for loan losses	1,200	750
Net gain on sale of other real estate owned	(11)	(30)
Loans originated for sale	(5,268)	(5,300)
Proceeds from sale of loans originated for sale	5,394	5,907
Net gain on sale of loans originated for sale	(204)	(222)
Net amortization of investment securities	1,041	1,022
Net gain on sale of investment securities	(242)	(832)
Life insurance investment income	(193)	(189)
Deferred income tax expense (benefit)		(142)
Stock based compensation	18	18
Net change in:
Accrued interest receivable	341	658
Other assets	(583)	559
Accrued interest payable	(54)	(114)
Other liabilities	(404)	(452)
Net cash provided by operating activities	6,633	7,361
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	10,271	50,981
Proceeds from repayments of investment securities:
Available-for-sale	10,453	9,835
Held-to-maturity	418	482
Purchases of investment securities:
Available-for-sale		(1,774)
Held-to-maturity
Net (purchase) redemption of restricted equity securities	(798)	1,555
Net increase in lending activities	(69,321)	(27,689)
Investment in low income housing investment tax credits	(2,050)
Purchases of premises and equipment	(1,646)	(1,097)
Purchase of investment in life insurance	(1,500)
Proceeds from sale of other real estate owned	83	338
Net cash (used in) provided by investing activities	(54,090)	32,631
Cash flows from financing activities:
Net increase (decrease) in deposits	19,798	(9,081)
Repayment of long-term debt	(573)	(808)
Net increase (decrease) in short-term borrowings	22,025	(19,557)
Retirement of common stock	(417)
Cash dividends paid	(2,295)	(2,341)
Net cash provided by financing activities	38,538	(31,787)
Net increase (decrease) in cash and cash equivalents	(8,919)	8,205
Cash and cash equivalents at beginning of year	32,917	31,426
Cash and cash equivalents at end of year	$23,998	$39,631

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2016	2015
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,931	$1,649
Income taxes
Noncash items:
Transfers of loans to other real estate	$524	$71

Acquisition:
Fair value of assets acquired:
Loans, net	$143	$104
Premises and equipment	(25)	(25)
Core deposit and other intangible assets	(267)	(304)
	$(149)	$(225)

Fair value of liabilities assumed:
Deposits	$149	$199
Long-term debt	8	14
	$157	$213

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). The Company services its retail and commercial customers through twenty-four full-service community banking offices located within the Bucks, Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2016, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015.

Recent accounting standards:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-03, “Intangibles—Goodwill and Other, Business Combinations, Consolidation, Derivatives and Hedging: Effective Date and Transition Guidance.” The mandate removes the effective dates from the private company accounting alternatives for goodwill, intangible assets, consolidation, and derivatives and hedging. This allows private companies to elect the accounting alternatives at any time without a preferability assessment. However, any subsequent change to an accounting policy election would require justification that the change is preferable under Topic 250. The ASU also extends certain favorable transition provisions of the accounting alternatives.  The amendments became effective immediately upon issuance of the ASU.  The adoption of this ASU has not had a significant impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-04, “Liabilities—Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products” The standard amends exempting gift cards and other prepaid stored-value products from the guidance on extinguishing financial liabilities. Rather, they will be subject to breakage accounting consistent with the new revenue guidance in Topic 606. However, the exemption only applies to breakage liabilities that are not subject to unclaimed property laws or that are attached to segregated bank accounts (e.g., consumer debit cards).  In this context, if an entity expects to be entitled to breakage, it should derecognize the amount of the liability in proportion to the pattern of rights expected to be exercised by the product holder. In addition, breakage should only be recognized to

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The amendments also require entities to update their estimates of breakage at the end of each reporting period, with changes accounted for as a change in accounting estimate.  If an entity does not expect to be entitled to breakage, the entity should derecognize such liabilities within the scope of the ASU when the likelihood of the product holder exercising its remaining rights becomes remote.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments are effective for all other entities for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which requires an entity to discontinue a designated hedging relationship in certain circumstances, including termination of the derivative hedging instrument or if the entity wishes to change any of the critical terms of the hedging relationship. The mandate clarifies that novation of a derivative (replacing one of the parties to a derivative instrument with a new party) designated as the hedging instrument would not, in and of itself, be considered a termination of the derivative instrument or a change in critical terms requiring discontinuation of the designated hedging relationship.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments”.  The guidance in this ASU addresses how an entity should assess whether contingent call (put) options that can accelerate the payment of debt instruments are clearly and closely related to their debt hosts. This assessment is necessary to determine if the option(s) must be separately accounted for as a derivative. The ASU clarifies that an entity is required to assess the embedded call (put) options solely in accordance with a specific four-step decision sequence. This means entities are not also required to assess whether the contingency for exercising the option(s) is indexed to interest rates or credit risk. For example, when evaluating debt instruments puttable upon a change in control, the event triggering the change in control is not relevant to the assessment. Only the resulting settlement of debt is subject to the four-step decision sequence.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. However, if an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of that fiscal year. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting.”  This mandate requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, for example, the date the investor obtains significant influence over the operating and financial policies of an investee. The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting.  The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-08  “Revenue from Contracts with Customers:  Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This amendment updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance: (1) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (2) illustrate how

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer; (3) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and (4) revise existing examples and add two new ones to more clearly depict how the guidance should be applied.  The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606.  The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting.”  The new standard introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.  In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.  The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur.  Further, the ASU provides two accounting alternatives to nonpublic entities:  A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions and a nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

2. Other comprehensive income (loss):

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$5,346	$4,593
Income tax expense	1,871	1,607
Net of income taxes	3,475	2,986
Benefit plan adjustments	(7,863)	(7,863)
Income tax benefit	(2,752)	(2,752)
Net of income taxes	(5,111)	(5,111)
Accumulated other comprehensive loss	$(1,636)	$(2,125)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2016 and 2015 is as follows:

Three Months Ended March 31,	2016	2015
Unrealized gain on investment securities available-for-sale	$995	$767
Net gain on the sale of investment securities available-for-sale(1)	(242)	(832)
Other comprehensive income (loss) gain before taxes	753	(65)
Income tax expense (benefit)	264	(23)
Other comprehensive income (loss)	$489	$(42)

(1)Represents amounts reclassified out of accumulated comprehensive loss and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

There were no shares considered anti-dilutive for the three month periods ended March 31, 2016 and 2015.

	2016		2015
Three Months Ended March 31	Basic	Diluted	Basic	Diluted
Net Income	$4,882	$4,882	$5,044	$5,044
Average common shares outstanding	7,403,510	7,403,510	7,548,358	7,548,358
Earnings per share	$0.66	$0.66	$0.67	$0.67

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government-sponsored enterprises	$64,562	$499	$7	$65,054
State and municipals:
Taxable	14,801	993	11	15,783
Tax-exempt	120,232	3,815	33	124,014
Mortgage-backed securities:
U.S. Government agencies	29,156	97	45	29,208
U.S. Government-sponsored enterprises	30,078	145	107	30,116
Total	$258,829	$5,549	$203	$264,175
Held-to-maturity:
Tax-exempt state and municipals	$6,864	$333	$1	$7,196
Mortgage-backed securities:
U.S. Government agencies	81	1		82
U.S. Government-sponsored enterprises	4,736	308		5,044
Total	$11,681	$642	$1	$12,322

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$10,030		$31	$9,999
U.S. Government-sponsored enterprises	68,831	$291	62	69,060
State and municipals:
Taxable	15,842	735	32	16,545
Tax-exempt	121,099	3,915	90	124,924
Mortgage-backed securities:
U.S. Government agencies	31,612	73	117	31,568
U.S. Government-sponsored enterprises	32,928	119	208	32,839
Total	$280,342	$5,133	$540	$284,935
Held-to-maturity:
Tax-exempt state and municipals	$6,865	$186	$16	$7,035
Mortgage-backed securities:
U.S. Government agencies	84	1		85
U.S. Government-sponsored enterprises	5,160	326		5,486
Total	12,109	$513	$16	$12,606

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2016, is summarized as follows:

Fair
March 31, 2016	Value
Within one year	$26,168
After one but within five years	91,064
After five but within ten years	49,258
After ten years	38,361
204,851
Mortgage-backed securities	59,324
Total	$264,175

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2016, is summarized as follows:

	Amortized	Fair
March 31, 2016	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,864	$7,196
	6,864	7,196
Mortgage-backed securities	4,817	5,126
Total	$11,681	$12,322

Securities with a carrying value of $163,514 and $180,478 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2016 and December 31, 2015, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises	$10,987	$7			$10,987	$7
State and municipals:
Taxable			$551	$11	551	11
Tax-exempt	14,675	29	1,366	5	16,041	34
Mortgage-backed securities:
U.S. Government agencies	5,435	11	5,164	34	10,599	45
U.S. Government-sponsored enterprises	13,479	27	2,902	80	16,381	107
Total	$44,576	$74	$9,983	$130	$54,559	$204

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,999	$31			$9,999	$31
U.S. Government-sponsored enterprises	34,159	62			34,159	62
State and municipals:
Taxable			$532	$32	532	32
Tax-exempt	21,341	87	1,952	19	23,293	106
Mortgage-backed securities:
U.S. Government agencies	15,114	56	5,477	61	20,591	117
U.S. Government-sponsored enterprises	17,647	104	6,030	104	23,677	208
Total	$98,260	$340	$13,991	$216	$112,251	$556

The Company had 60 investment securities, consisting of 31 tax-exempt state and municipal obligations, one taxable state and municipal obligation, three U.S. Government-sponsored enterprise securities, and 25 mortgage-backed securities that were in unrealized loss positions at March 31, 2016. Of these securities, one taxable state and municipal obligation, six mortgage-backed securities and three tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2016. There was no OTTI recognized for the three months ended March 31, 2016 and 2015.

The Company had 88 investment securities, consisting of 38 tax-exempt state and municipal obligations, one taxable state and municipal obligation, one U.S. Treasury security, 12 U.S. Government-sponsored enterprise securities and 36 mortgage-backed securities that were in unrealized loss positions at December 31, 2015. Of these securities, seven

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

mortgage-backed securities, four tax-exempt state and municipal securities, and one taxable state and municipal obligation were in a continuous unrealized loss position for twelve months or more.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2016 and December 31, 2015 are summarized as follows. Net deferred loan costs were $757 and $690 at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Commercial	$395,407	$365,767
Real estate:
Commercial	598,875	567,277
Residential	301,686	306,218
Consumer	113,723	101,603
Total	$1,409,691	$1,340,865

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2016 and 2015 are summarized as follows:

		Real estate
March 31, 2016	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance	$3,042	$4,245	$4,082	$1,583		$23	$12,975
Charge-offs	(3)	(55)		(65)			(123)
Recoveries	2	16	25	63			106
Provisions	281	410	252	65		192	1,200
Ending balance	$3,322	$4,616	$4,359	$1,646		$215	$14,158

		Real estate
March 31, 2015	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance	$2,321	$3,037	$3,690	$1,290	$		$10,338
Charge-offs	(37)	(49)	(199)	(80)			(365)
Recoveries	61	1	5	13			80
Provisions	75	98	413	164			750
Ending balance	$2,420	$3,087	$3,909	$1,387	$		$10,803

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2016 and December 31, 2015 is summarized as follows:

			Real estate
March 31, 2016	Commercial		Commercial	Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$3,322	$4,616		$4,359		$1,646		$215	$14,158
Ending balance: individually evaluated for impairment		1,040	434		533		89			2,096
Ending balance: collectively evaluated for impairment		2,282	4,075		3,826		1,557		215	11,955
Ending balance: loans acquired with deteriorated credit quality	$		$107	$		$		$		$107
Loans receivable:
Ending balance		$395,407	$598,875		$301,686		$113,723	$		$1,409,691
Ending balance: individually evaluated for impairment		1,399	4,827		3,162		178			9,566
Ending balance: collectively evaluated for impairment		393,093	592,685		298,478		113,545			1,397,801
Ending balance: loans acquired with deteriorated credit quality		$915	$1,363		$46	$		$		$2,324

			Real estate
December 31, 2015	Commercial		Commercial	Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$3,042	$4,245		$4,082		$1,583		$23	$12,975
Ending balance: individually evaluated for impairment		759	126		1,138		117			2,140
Ending balance: collectively evaluated for impairment		2,283	4,012		2,944		1,466		23	10,728
Ending balance: loans acquired with deteriorated credit quality	$		$107	$		$		$		$107
Loans receivable:
Ending balance		$365,767	$567,277		$306,218		$101,603	$		$1,340,865
Ending balance: individually evaluated for impairment		1,196	4,006		4,917		148			10,267
Ending balance: collectively evaluated for impairment		363,620	561,903		301,252		101,455			1,328,230
Ending balance: loans acquired with deteriorated credit quality		$951	$1,368		$49	$		$		$2,368

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2016 and December 31, 2015:

		Special
March 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$388,364	$3,564	$3,479	$	$395,407
Real estate:
Commercial	559,346	20,401	19,128		598,875
Residential	293,467	1,775	6,444		301,686
Consumer	113,577		146		113,723
Total	$1,354,754	$25,740	$29,197	$	$1,409,691

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial	$357,894	$3,566	$4,307	$	$365,767
Real estate:
Commercial	538,130	10,150	18,997		567,277
Residential	296,587	983	8,648		306,218
Consumer	101,486		117		101,603
Total	$1,294,097	$14,699	$32,069	$	$1,340,865

Information concerning nonaccrual loans by major loan classification at March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015
Commercial	$1,813	$1,632
Real estate:
Commercial	4,683	3,859
Residential	2,977	4,732
Consumer	178	148
Total	$9,651	$10,371

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$383	$56	$1,813	$2,252	$393,155	$395,407
Real estate:
Commercial	2,837	381	4,683	7,901	590,974	598,875
Residential	5,472	191	3,680	9,343	292,343	301,686	$703
Consumer	921	234	452	1,607	112,116	113,723	274
Total	$9,613	$862	$10,628	$21,103	$1,388,588	$1,409,691	$977

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2015	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$126	$	$1,632	$1,758	$364,009	$365,767
Real estate:
Commercial	1,364	165	3,859	5,388	561,889	567,277
Residential	3,891	1,067	5,257	10,215	296,003	306,218	$525
Consumer	705	353	386	1,444	100,159	101,603	238
Total	$6,086	$1,585	$11,134	$18,805	$1,322,060	$1,340,865	$763

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2016 and March 31, 2015, and as of and for the year ended, December 31, 2015 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,173	$2,383		$1,263	$17
Real estate:
Commercial	3,162	3,832		2,947	32
Residential	2,216	2,399		2,632	1
Consumer	89	89		60
Total	6,640	8,703		6,902	50
With an allowance recorded:
Commercial	1,141	1,141	$1,040	968
Real estate:
Commercial	3,028	3,028	541	2,836
Residential	992	992	533	1,455	2
Consumer	89	89	89	103
Total	5,250	5,250	2,203	5,362	2
Commercial	2,314	3,524	1,040	2,231	17
Real estate:
Commercial	6,190	6,860	541	5,783	32
Residential	3,208	3,391	533	4,087	3
Consumer	178	178	89	163
Total	$11,890	$13,953	$2,203	$12,264	$52

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,352	$2,720		$1,848	$87
Real estate:
Commercial	2,731	3,408		2,394	95
Residential	3,048	3,231		2,664	4
Consumer	31	31		17
Total	7,162	9,390		6,923	186
With an allowance recorded:
Commercial	795	795	$759	1,680	40
Real estate:
Commercial	2,643	2,643	233	4,155	86
Residential	1,918	1,918	1,138	1,776	30
Consumer	117	117	117	126
Total	5,473	5,473	2,247	7,737	156
Commercial	2,147	3,515	759	3,528	127
Real estate:
Commercial	5,374	6,051	233	6,549	181
Residential	4,966	5,149	1,138	4,440	34
Consumer	148	148	117	143
Total	$12,635	$14,863	$2,247	$14,660	$342

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,319	$3,900		$2,349	$20
Real estate:
Commercial	2,198	2,936		2,565	19
Residential	2,272	2,456		2,472	1
Consumer	11	11		47
Total	6,800	9,303		7,433	40
With an allowance recorded:
Commercial	1,625	1,625	$1,466	1,597	$14
Real estate:
Commercial	3,939	3,939	732	3,732	17
Residential	1,639	1,639	843	1,513	10
Consumer	90	90	90	67
Total	7,293	7,293	3,131	6,909	41
Commercial	3,944	5,525	1,466	3,946	34
Real estate:
Commercial	6,137	6,875	732	6,297	36
Residential	3,911	4,095	843	3,985	11
Consumer	101	101	90	114
Total	$14,093	$16,596	$3,131	$14,342	$81

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,834 at March 31, 2016, $2,861 at December 31, 2015 and $2,967 at March 31, 2015.

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

There was one loan modified as a troubled debt restructuring for the three months ended March 31, 2016, in the amount of $75.  There were four loans modified as troubled debt restructurings for the three months ended March 31, 2015, in the amount of $384. During the three months ended March 31, 2016, there were two payment defaults on restructured residential real estate loans totaling $208; there were no payment defaults during the three months ended March 31, 2015.

6. Other assets:

The components of other assets at March 31, 2016, and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Other real estate owned	$1,409	$957
Investment in residential housing program	8,669	6,744
Mortgage servicing rights	669	465
Bank owned life insurance	32,476	30,782
Restricted equity securities	6,201	5,403
Other assets	14,179	14,136
Total	$63,603	$58,487

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2016 and December 31, 2015.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored enterprises	$65,054	$	$65,054	$
State and Municipals:
Taxable	15,783		15,783
Tax-exempt	124,014		124,014
Mortgage-backed securities:
U.S. Government agencies	29,208		29,208
U.S. Government-sponsored enterprises	30,116		30,116
Total	$264,175	$	$264,175	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$9,999	$9,999		$
U.S. Government-sponsored enterprises	69,060		$69,060
State and Municipals:
Taxable	16,545		16,545
Tax-exempt	124,924		124,924
Mortgage-backed securities:
U.S. Government agencies	31,568		31,568
U.S. Government-sponsored enterprises	32,839		32,839
Total	$284,935	$9,999	$274,936	$

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,549			$4,549
Other real estate owned	$1,242			$1,242

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,944			$4,944
Other real estate owned	$878			$878

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,549	Appraisal of collateral	Appraisal adjustments	3.6% to 97.0% (59.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$1,242	Appraisal of collateral	Appraisal adjustments	19.8% to 77.3% (27.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,944	Appraisal of collateral	Appraisal adjustments	3.3% to 97.0% (61.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$878	Appraisal of collateral	Appraisal adjustments	20.0% to 77.3% (30.3)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2016	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$23,998	$23,998	$23,998
Investment securities:
Available-for-sale	264,175	264,175		$264,175
Held-to-maturity	11,681	12,322		12,322
Loans held for sale
Net loans	1,395,533	1,406,148			$1,406,148
Accrued interest receivable	5,455	5,455		5,455
Mortgage servicing rights	669	1,543		1,543
Restricted equity securities	6,201	6,201		6,201
Total	$1,707,712	$1,719,842
Financial liabilities:
Deposits	$1,475,459	$1,477,233		1,477,233
Short-term borrowings	60,350	60,338		60,338
Long-term debt	59,773	61,681		61,681
Accrued interest payable	506	506		$506
Total	$1,596,088	$1,599,758

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

For the three months ended March 31, salaries and employee benefits expense includes approximately $274 in 2016 and $279 in 2015 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three Months Ended March 31,	2016	2015
Components of net periodic pension cost:
Service cost	$166	$174
Interest cost	(223)	(233)
Amortization of unrecognized net gain	52	50
Net periodic other benefit cost	$(5)	$(9)

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: our ability to achieve the intended benefits of the 2013 merger with Penseco Financial Services Corporation or other risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

The Federal Open Market Committee (“FOMC”) remained on hold during the first quarter of 2016 citing global conditions, soft business investment, and weak exports as areas of concern. The FOMC noted improvement in labor markets. However, moderation to household spending was also noted although household real income has risen and consumer sentiment remains high. First quarter gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annualized rate of 0.5% for the first quarter of 2016, down from 1.4% in the fourth quarter of 2015 while the consumer price index (“CPI”) increased only moderately for the 12 months ended March 31, 2016 at 2.2% from 2.1% for the 12 months ended December 31, 2015.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $43,312, or 9.6% annualized, to $1,862,370 at March 31, 2016, from $1,819,058 at December 31, 2015. Loans, net increased to $1,409,691 at March 31, 2016, compared to $1,340,865 at December 31, 2015, an increase of $68,826 or 20.6% annualized. The increase in loans, net during 2016 has been funded through a decrease of investment securities available-for-sale and increases in deposits and short-term borrowings. Investment securities decreased $21,188 or 7.1% in 2016. Interest-bearing deposits increased $17,171; noninterest-bearing deposits increased $2,478. Total stockholders’ equity increased $2,677 or at an annual rate of 4.4%, from $248,768 at year-end 2015 to $251,445 at March 31, 2016. For the three months ended March 31, 2016, total assets averaged $1,851,643, an increase of $140,304 from $1,711,339 for the same period of 2015.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $264,175 at March 31, 2016, a decrease of $20,760, or 7.3% from $284,935 at December 31, 2015. The decrease was primarily a result of the sale of U.S. Treasury securities in response to changes in the slope of the yield curve and maturing and called bonds, as well as payments from mortgage backed holdings.  The proceeds were utilized to fund loan demand.  Investment securities held-to-maturity totaled $11,681 at March 31, 2016, a decrease of $428 or 3.5% from $12,109 at December 31, 2015 due to payments received from mortgage backed holdings.

For the three months ended March 31, 2016, the investment portfolio averaged $287,207, a decrease of $25,868 or 8.3% compared to $313,075 for the same period last year. The tax-equivalent yield on the investment portfolio increased 8 basis points to 2.86% for the three months ended March 31, 2016, from 2.78% for the comparable period of 2015.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $3,475, net of deferred income taxes of $1,871, at March 31, 2016, and $2,986, net of deferred income taxes of $1,607, at December 31, 2015.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth continued to be strong in the three month period ended March 31, 2016. Loans, net increased to $1,409,691 at March 31, 2016 from $1,340,865 at December 31, 2015, an increase of $68,826 or 20.6% annualized. The growth reflected increases in commercial loans, commercial real estate loans and consumer loans, partially offset by a decrease in residential real estate loans. Commercial loans increased $29,640, or 32.6% annualized, to $395,407 at March 31, 2016 compared to $365,767 at December 31, 2015. Commercial real estate loans increased $31,598 or 22.4% annualized, to $598,875 at March 31, 2016 compared to $567,277 at December 31, 2015. Consumer loans increased $12,120, or 48.0% on an annualized basis, to $113,723 at March 31, 2016 compared to $101,603 at December 31, 2015. The primary contributor to the growth in consumer loans was our indirect loan portfolio which increased $13,615.

Residential real estate loans decreased $4,532, or 6.0% on an annualized basis, to $301,686 at March 31, 2016 compared to $306,218 at December 31, 2015. The majority of residential real estate loans originated were sold into the secondary market instead of carried in the portfolio to mitigate interest rate risk in the current low rate environment.

For the three months ended March 31, 2016, loans, net averaged $1,380,817, an increase of $155,048 or 12.7% compared to $1,225,769 for the same period of 2015. The tax-equivalent yield on the loan portfolio was 4.52% for the three months ended March 31, 2016, an 18 basis point decrease from the comparable period last year. Loan accretion income in the first three months of 2016 and 2015, which we recognized as a result of the 2013 Penseco merger, was $215 and $225. As a result, the tax-equivalent yield on the loan portfolio would have decreased 17 basis points

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

comparing the three month ended March 31, 2016 and 2015. The tax-equivalent yield on the loan portfolio remained constant at 4.52% for the first quarter of 2016 as compared to the fourth quarter of 2015.

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

Unused commitments at March 31, 2016, totaled $375,197, consisting of $352,917 in unfunded commitments of existing loan facilities and $22,280 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2015 totaled $329,822, consisting of $309,805 in unfunded commitments of existing loans and $20,017 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2016 and 2015, are summarized as follows:

	March 31, 2016	March 31, 2015
United States	5.0%	5.5%
New York	5.3	6.1
Pennsylvania	5.3	5.7
Broome County	6.0	7.1
Bucks County	4.5	5.1
Lackawanna County	5.7	6.5
Lehigh County	5.3	5.9
Luzerne County	6.5	7.3
Monroe County	6.2	7.2
Montgomery County	4.0	4.5
Susquehanna County	6.4	6.6
Wayne County	6.7	7.5
Wyoming County	7.0%	6.8%

The employment conditions improved for the Nation, Pennsylvania, and New York and in all but one of the ten counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated relative to historical levels within many of our market areas.

Our asset quality improved slightly in the first quarter of 2016. Nonperforming assets decreased $58 or 0.5% to $12,406 at March 31, 2016, from $12,464 at December 31, 2015. We experienced a decrease in nonaccrual and restructured loans, which was partially offset by an increase in other real estate owned and accruing loans past due 90 days or more. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.88% at March 31, 2016 compared to 0.93% at December 31, 2015.

Loans on nonaccrual status decreased $720 to $9,651 at March 31, 2016 from $10,371 at December 31, 2015. The majority of the decrease from year end was due to a decrease of $1,755 in residential real estate loans. Nonaccrual commercial loans increased $181, commercial real estate loans increased $824, and nonaccrual consumer loans increased $30. Other real estate owned increased $452 to $1,409 at March 31, 2016 from $957 at December 31, 2015, as loans were transferred from non-accrual status.

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

 The allowance for loan losses increased $1,183 to $14,158 at March 31, 2016, from $12,975 at the end of 2015. For the three months ended March 31, 2016, net charge-offs were $17 or 0.01% of average loans outstanding, a $268 decrease compared to $285 or 0.09% of average loans outstanding in the same period of 2015.

Deposits:

We attract the majority of our deposits from within our ten county market area that stretches from Montgomery County in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2016, total deposits increased to $1,475,459 from $1,455,810 at December 31, 2015. Interest-bearing deposits increased $17,171 and noninterest-bearing deposits increased $2,478. Interest-bearing transaction accounts, including NOW and money market accounts, increased $11,417, or 9.7% annualized, to $487,679 at March 31, 2016, from $476,262 at December 31, 2015. Time deposits less than $100 decreased $434, or 1.0% annualized, to $183,460 at March 31, 2016, from $183,894 at December 31, 2015. Increases in savings accounts of $3,631 and time deposits $100 or more of $2,557 were recorded in the three months ended March 31, 2016.

For the three months ended March 31, 2016 interest-bearing deposits averaged $1,159,159 in 2016 compared to $1,109,914 in 2015. The cost of interest-bearing deposits was 0.45% in 2016 compared to 0.46% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.54% in both 2016 and 2015.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2016, totaled $60,350 compared to $38,325 at December 31, 2015, an increase of $22,025. Long-term debt was $59,773 at March 31, 2016, compared to $60,354 at year end 2015. The increase in short-term borrowing was a function of strong loan demand whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the three months ended March 31, 2016.

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

Our cumulative one-year RSA/RSL ratio equaled 1.87% at March 31, 2016. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at March 31, 2016, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2016, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2016 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2016. Our noncore funds at March 31, 2016, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2016, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.9%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.6%. Comparatively, our overall noncore dependence ratio at year-end 2015 was 11.3% and our net short-term noncore funding dependence ratio was 4.1%, indicating that our reliance on noncore funds has increased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $8,919 during the three months ended March 31, 2016. Cash and cash equivalents increased $8,205 for the same period last year. For the three months ended March 31, 2016, net cash inflows of $6,633 from operating activities and $38,538 from financing activities were more than offset by net cash outflows of $54,090 from investing activities. For the same period of 2015, net cash inflows of $7,361 from

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

operating activities and $32,631 from investing activities were partially offset by net cash outflows of $31,787 from financing activities.

Operating activities provided net cash of $6,633 for the three months ended March 31, 2016, and $7,361 for the corresponding three months of 2015. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $54,090 for the three months ended March 31, 2016, compared to providing $32,631 for the same period of 2015. In 2016, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities was the predominant factor causing the net cash inflow from investing activities in 2015.

 Financing activities provided net cash of $38,538 for the three months ended March 31, 2016, and used net cash of $31,787 for the corresponding three months of 2015. Deposit gathering is our predominant financing activity. Deposits increased for the three months ended March 31, 2016 and decreased during the three months ended March 31, 2015. The net increase in deposits totaled $19,798 in the three months ended March 31, 2016. Comparatively, deposit runoff used net cash of $9,081 for the same period of 2015. We continued to attract deposits from new markets and customers as well as existing customers, including municipalities and school districts, and deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.  Another source of financing is our short term borrowings which increased $22,025 in the three months ended March 31, 2016 compared to a net decrease of $19,557 in the first quarter of 2015.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $251,445 or $33.98 per share at March 31, 2016, compared to $248,768 or $32.57 per share at December 31, 2015. Net income of $4,882 for the three months ended March 31, 2016 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,295, shares retired of $417, stock based compensation of $18, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $489.

Dividends declared equaled $0.31per share for the first quarter of 2016 and 2015. The dividend payout ratio was 47.0% for the three months ended March 31, 2016 and 46.4% for the same period of 2015. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

In July 2013, the Board of Directors of the FRB approved the Basel III interim final rule (“Basel III”) which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include: (i) a new regulatory capital measure, Common Equity Tier 1 (“CET1”), which is limited to capital elements of the highest quality; (ii) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1; (iii) changes in calculation of some risk-weighted assets and off-balance sheet exposure; and (iv) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015 and reporting began with the quarter ended March 31, 2015. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2016, the Bank’s Tier 1 capital to total average assets was 10.17% as compared to 10.48% at December 31, 2015. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.52% and the total capital to risk weighted asset ratio was 13.50% at March 31, 2016. These ratios were 13.11% and 14.05% at December 31, 2015. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.52% at March 31, 2016 compared to 13.11% at December 31, 2015. The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2016. Additionally, as of March 31, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the first quarter of 2016 equaled $4,882 or $0.66 per share compared to $5,044 or $0.67 per share for the first quarter of 2015. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.06% for the first quarter of 2016 compared to 1.20% for the same period of 2015. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.85% for the first quarter of 2016 compared to 8.28% for the comparable period in 2015. Gains on sale of investment securities were $242 for the three months ended March 31, 2016 and $832 for the same period in 2015.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0% in 2016 and 2015.

For the three months ended March 31, tax-equivalent net interest income increased $1,014 to $15,841 in 2016 from $14,827 in 2015. The net interest spread decreased to 3.68% for the three months ended March 31, 2016 from 3.74% for the three months ended March 31, 2015. The tax-equivalent net interest margin decreased to 3.81% for the first quarter of 2016 from 3.88% for the comparable period of 2015. The tax-equivalent net interest margin for the fourth quarter of 2015 was 3.79%. Loan accretion in the first quarter of 2016 related to loans acquired in the 2013 Penseco merger was $215, resulting in an increase in the tax-equivalent net interest margin of 5 basis points. Comparatively, loan accretion recognized on these loans in the first quarter of 2015 was $225 resulting in an increase in the tax-equivalent net interest

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

margin of 6 basis points. Without such interest income, the tax equivalent net interest margin for the three months ended March 31 would have been 3.76% in 2016 and 3.82% in 2015.

For the three months ended March 31, tax-equivalent interest income on earning assets increased $1,199, to $17,561 in 2016 as compared to $16,362 in 2015. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 6 basis points for the three months ended March 31, 2016 59 4.22% as compared to 4.28% for the three months ended March 31, 2015. The decrease in the yield on earning assets resulted from loans being originated or renewed at market rates, which are lower than those maturing and amortizing. The overall yield earned on loans decreased 18 basis points for the first quarter of 2016 to 4.52% from 4.70% for the first quarter of 2015. Average loans increased to $1,380,817 for the quarter ended March 31, 2016 compared to $1,225,769 for the same period in 2015. The resulting tax-equivalent interest earned on loans was $15,501 for the three month period ended March 31, 2016 compared to $14,200 for the same period in 2015, an increase of $1,300.

Total interest expense increased $185, to $1,720 for the three months ended March 31, 2016 from $1,535 for the three months ended March 31, 2015. An unfavorable volume variance caused the increase. An increase in the average volume of interest bearing liabilities of $119,646 coupled with the unchanged cost of funds comparing the three months ended March 31, 2016 and 2015 caused the increase.

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

	Three months ended
	March 2016			March 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,276,491	$14,346	4.52%	$1,155,435	$13,340	4.68%
Tax-exempt	104,326	1,155	4.45	70,334	860	4.96
Investments:
Taxable	159,584	697	1.76	219,360	909	1.68
Tax-exempt	127,623	1,346	4.24	93,715	1,238	5.36
Interest-bearing deposits	4,686	17	1.46	2,718	8	1.19
Federal funds sold				8,674	7	0.33
Total earning assets	1,672,710	17,561	4.22%	1,550,236	16,362	4.28%
Less: allowance for loan losses	13,410			10,447
Other assets	192,343			171,550
Total assets	$1,851,643			$1,711,339
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$206,602	177	0.34%	$251,628	225	0.36%
NOW accounts	293,002	278	0.38	399,069	250	0.25
Savings accounts	389,230	175	0.18	197,795	188	0.39
Time deposits less than $100	165,389	435	1.06	170,998	449	1.06
Time deposits $100 or more	104,936	218	0.84	90,424	156	0.70
Short-term borrowings	53,436	77	0.58	10,373	8	0.31
Long-term debt	60,064	360	2.41	32,726	259	3.21
Total interest-bearing liabilities	1,272,659	1,720	0.54	1,153,013	1,535	0.54
Noninterest-bearing deposits	313,908			298,166
Other liabilities	15,755			13,240
Stockholders’ equity	249,321			246,920
Total liabilities and stockholders’ equity	$1,851,643			$1,711,339
Net interest income/spread		$15,841	3.68%		$14,827	3.74%
Net interest margin			3.81%			3.88%
Tax-equivalent adjustments:
Loans		$404			$301
Investments		471			433
Total adjustments		$875			$734

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2016.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended March 31, 2016, the provision for loan losses totaled $1,200, compared to $750 for the same period in 2015. The increase in the provision in the first quarter of 2016 was primarily a result of greater loan growth.

Noninterest Income:

For the three months ended March 31, 2016, noninterest income totaled $3,891, a decrease of $418 or 9.7% from $4,309 for the comparable period of 2015. Service charges, fees and commissions decreased $168, or 10.4% to $1,444 through three months in 2016 from $1,612 for the same period in 2015. Merchant services income increased $124 to $914 for the three months ended March 31, 2016 from $790 for the same period last year as a result of an increase in the number of merchant accounts serviced. Income generated from commissions and fees on fiduciary activities increased $23 to $482 for the three months ended March 31, 2016 in comparison to $459 for the same period in 2015 due to additional executor fees generated in 2016. Income generated from our wealth management division increased $207 to $412 through the first three months of 2016 in comparison to $205 over that same period in 2015 due to the addition of retirement plan servicing to the wealth management platform in 2016. Mortgage banking income decreased $18 to $204 for the first three months of 2016 compared to $222 for the comparable period in 2015 as the volume of loans originated for sale declined. Life insurance investment income increased $4 to $193 for the three months ended March 31, 2016 from $189 for the same period in 2015. We purchased an additional $1,500 of bank owned life insurance in February 2016. Gains from the sale of investment securities available-for-sale decreased to $242 for the three months ended March 31, 2016 compared to $832 for the same period in 2015.

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

For the first quarter, noninterest expense increased $524 or 4.7% to $11,618 in 2016 from $11,094 in 2015. Personnel costs increased 1.9%, net occupancy and equipment costs decreased 1.3%, merchant services expense increased 18.6% and other expenses increased by 14.0% comparing year-to-date 2016 and 2015.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,332 for the first quarter of 2016, an increase of $99 or 1.9% when compared to the first quarter of 2015. Costs related to our build out of our expansion plan and wealth management group, as well as standard merit increases contributed to the increase.

We experienced a $31 or 1.3% decrease in net occupancy and equipment expense comparing $2,437 for the first quarter of 2016 and $2,468 for the same period in 2015. Unusually mild winter conditions led to a decrease in heating costs as well as a decrease in costs associated with snow removal during the first part of 2016 when compared to the first three months of 2015.

Merchant services expense increased $99 or 18.6% to $632 for the three months ended March 31, 2016 from $533 for the same period in 2015. The increase due to higher volumes correlates directly to the increase in merchant services income for the quarter ended March 31, 2016.

For the three months ended March 31, other expenses increased $357 or 14.0% to $2,912 from $2,555 comparing 2016 to 2015. Higher contributions to the earned income tax credit (EITC) program of $205, in the current period, along with higher recruiting costs, coupled with gains on other real estate owned in the prior period were the primary reason for the increase.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Income Taxes:

We recorded income tax expense of $1,157 or 19.2% of pre-tax income, and $1,514 or 23.1% of pre-tax income for the three months ended March 31, 2016 and 2015. The three months ended March 31, 2016 includes before tax investment tax credits of $306 compared to $268 for that same period last year.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2016, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2016
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	4.1	(20.0)	8.3	(45.0)
+300	3.6	(20.0)	7.7	(35.0)
+200	2.6	(10.0)	6.2	(25.0)
+100	1.5	(10.0)	4.3	(15.0)
Static
-100	(3.3)	(10.0)	(13.3)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2016, would increase slightly at 1.5 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2015.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Interim Principal Financial and Accounting Officer (“IPFAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and IPFAO concluded that the disclosure controls and procedures, at March 31, 2016, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules

Peoples Financial Services Corp.

and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and IPFAO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2016 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2015, we announced a stock repurchase program providing for the purchase of up to 370,000 shares of our outstanding common stock, and on February 2, 2016, we announced a stock repurchase program providing for the purchase of up to 225,000 shares of our outstanding common stock.  The timing, price and volume of repurchases under both programs were, and under the 2016 program will be, based on market conditions, relevant securities laws and other factors.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs(1)	Programs(1)
January 31, 2016	6,000	$37.41	6,000	224,448
February 29, 2016	2,167	35.23	2,167	222,833
March 31, 2016	3,141	$36.90	3,141	219,692

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Peoples Financial Services Corp.

Item 6. Exhibits.

10.1

Separation and Release Agreement dated January 5, 2016, by and between Gregory D. Misterman and Peoples Security Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2016.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Interim Principal Financial and Accounting Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Chief Executive Officer and Interim Principal Financial and Accounting Officer certifications pursuant to Section 1350.

101+	Interactive Data File

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

Peoples Financial Services Corp.
(Registrant)

Date: May 6, 2016	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ John R. Anderson, III
John R. Anderson, III
Interim Principal Financial and Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1

Separation and Release Agreement dated January 5, 2016, by and between Gregory D. Misterman and Peoples Security Bank and Trust Company, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2016.

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	43

31.2	IPFAO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	44

32	CEO and IPFAO Certifications Pursuant to Section 1350.	45

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.