Form 10-Q
period 2016-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2016-08-05
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,394,143 at July 29, 2016.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2016

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$29,805	$28,218
Interest-bearing deposits in other banks	272	4,699
Investment securities:
Available-for-sale	251,382	284,935
Held-to-maturity: Fair value June 30, 2016, $12,065; December 31, 2015, $12,606	11,262	12,109
Total investment securities	262,644	297,044
Loans, net	1,464,808	1,340,865
Less: allowance for loan losses	14,799	12,975
Net loans	1,450,009	1,327,890
Premises and equipment, net	29,510	28,157
Accrued interest receivable	5,952	5,796
Goodwill	63,370	63,370
Intangible assets	4,795	5,397
Other assets	65,253	58,487
Total assets	$1,911,610	$1,819,058

Liabilities:
Deposits:
Noninterest-bearing	$323,785	$320,978
Interest-bearing	1,173,078	1,134,832
Total deposits	1,496,863	1,455,810
Short-term borrowings	86,300	38,325
Long-term debt	59,232	60,354
Accrued interest payable	453	560
Other liabilities	14,437	15,241
Total liabilities	1,657,285	1,570,290

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,394,143 shares at June 30, 2016 and 7,410,606 shares at December 31, 2015	14,788	14,821
Capital surplus	134,835	135,371
Retained earnings	105,852	100,701
Accumulated other comprehensive loss	(1,150)	(2,125)
Total stockholders’ equity	254,325	248,768
Total liabilities and stockholders’ equity	$1,911,610	$1,819,058

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
June 30,	2016	2015	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$14,760	$13,391	$29,106	$26,731
Tax-exempt	780	570	1,531	1,129
Interest and dividends on investment securities:
Taxable	617	816	1,304	1,716
Tax-exempt	875	835	1,750	1,640
Dividends	11	6	21	15
Interest on interest-bearing deposits in other banks	15	15	32	26
Interest on federal funds sold		5		9
Total interest income	17,058	15,638	33,744	31,266

Interest expense:
Interest on deposits	1,322	1,192	2,605	2,460
Interest on short-term borrowings	89	4	166	12
Interest on long-term debt	354	252	714	511
Total interest expense	1,765	1,448	3,485	2,983
Net interest income	15,293	14,190	30,259	28,283
Provision for loan losses	1,200	750	2,400	1,500
Net interest income after provision for loan losses	14,093	13,440	27,859	26,783

Noninterest income:
Service charges, fees and commissions	1,527	1,542	2,971	3,154
Merchant services income	1,038	963	1,952	1,753
Commission and fees on fiduciary activities	474	487	956	946
Wealth management income	296	198	708	403
Mortgage banking income	195	248	399	470
Life insurance investment income	202	188	395	377
Net gain on sale of investment securities available-for-sale	381		623	832
Total noninterest income	4,113	3,626	8,004	7,935

Noninterest expense:
Salaries and employee benefits expense	5,904	5,613	11,236	10,846
Net occupancy and equipment expense	2,245	2,149	4,682	4,617
Merchant services expense	748	650	1,380	1,183
Amortization of intangible assets	297	295	602	600
Other expenses	2,919	2,804	5,831	5,359
Total noninterest expense	12,113	11,511	23,731	22,605
Income before income taxes	6,093	5,555	12,132	12,113
Income tax expense	1,238	1,124	2,395	2,638
Net income	4,855	4,431	9,737	9,475

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale	1,128	(1,459)	2,123	(692)
Reclassification adjustment for net gain on sales included in net income	(381)		(623)	(832)
Other comprehensive income (loss)	747	(1,459)	1,500	(1,524)
Income tax related to other comprehensive income (loss)	261	(510)	525	(533)
Other comprehensive income (loss), net of income taxes	486	(949)	975	(991)
Comprehensive income	$5,341	$3,482	$10,712	$8,484

Per share data:
Net income:
Basic	$0.66	$0.59	$1.32	$1.26
Diluted	$0.66	$0.59	$1.32	$1.26
Average common shares outstanding:
Basic	7,395,127	7,546,198	7,399,318	7,547,272
Diluted	7,395,127	7,546,198	7,399,318	7,547,272
Dividends declared	$0.31	$0.31	$0.62	$0.62

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$248,768
Stock based compensation		35			35
Net income			9,737		9,737
Other comprehensive income, net of income taxes				975	975
Dividends declared: $0.62 per share			(4,586)		(4,586)
Shares retired: 16,463 shares	(33)	(571)			(604)
Balance, June 30, 2016	14,788	134,835	105,852	(1,150)	254,325
Balance, January 1, 2015	15,097	140,214	92,297	(829)	246,779
Stock based compensation		35			35
Net income			9,475		9,475
Other comprehensive loss, net of income taxes				(991)	(991)
Dividends declared: $0.62 per share			(4,679)		(4,679)
Shares retired: 5,633 shares	(11)	(204)			(215)
Balance, June 30, 2015	$15,086	$140,045	$97,093	$(1,820)	$250,404

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2016	2015
Cash flows from operating activities:
Net income	$9,737	$9,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	788	784
Amortization of deferred loan costs	362	284
Amortization of intangibles	602	600
Amortization of loss on investment tax credits	244	334
Provision for loan losses	2,400	1,500
Net gain on sale of other real estate owned	(9)	(110)
Loans originated for sale	(10,709)	(14,079)
Proceeds from sale of loans originated for sale	11,108	15,155
Net gain on sale of loans originated for sale	(399)	(469)
Net amortization of investment securities	1,997	2,054
Net gain on sale of investment securities	(623)	(832)
Life insurance investment income	(395)	(377)
Deferred income tax expense (benefit)		119
Stock based compensation	35	35
Net change in:
Accrued interest receivable	(156)	73
Other assets	(1,654)	(3,569)
Accrued interest payable	(107)	(131)
Other liabilities	(804)	(1,478)
Net cash provided by operating activities	12,417	9,368
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	27,408	50,981
Proceeds from repayments of investment securities:
Available-for-sale	23,013	28,253
Held-to-maturity	830	1,016
Purchases of investment securities:
Available-for-sale	(16,725)	(61,162)
Net (purchase) redemption of restricted equity securities	(1,475)	330
Net increase in lending activities	(125,528)	(22,571)
Investment in low income housing investment tax credits	(2,050)
Purchases of premises and equipment	(2,141)	(1,903)
Purchase of investment in life insurance	(1,500)
Proceeds from sale of other real estate owned	195	463
Net cash used in investing activities	(97,973)	(4,593)
Cash flows from financing activities:
Net increase (decrease) in deposits	41,053	(791)
Repayment of long-term debt	(1,122)	(1,477)
Net increase (decrease) in short-term borrowings	47,975	6,303
Retirement of common stock	(604)
Cash dividends paid	(4,586)	(4,679)
Net cash provided by (used in) financing activities	82,716	(644)
Net increase (decrease) in cash and cash equivalents	(2,840)	4,131
Cash and cash equivalents at beginning of year	32,917	31,426
Cash and cash equivalents at end of year	$30,077	$35,557

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2016	2015
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,592	$3,114
Income taxes	1,800	1,800
Noncash items:
Transfers of loans to other real estate	$761	$247

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2016, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent accounting standards:

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-11, “Revenue Recognition and Derivatives and Hedging.” ASU 2016-11 codifies the SEC’s rescission of certain SEC Staff Observer comments that were codified in Topic 605 and Topic 932.  In addition, the ASU codifies SEC’s rescission of SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” which was previously codified in paragraph 815-10-S99-3. The effective date and transition requirements for ASU 2016-11 are the same as the effective date and transition requirements of Topic 606 and management is currently assessing the impact, if any, on its financial condition or results of operations.

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12, “Revenue from Contracts with Customers.” The amendments do not alter the core principle of the new revenue standard, but make certain targeted changes.

The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of Topic 606 and management is currently assessing the impact, if any, on its financial condition or results of operations.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses and Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis The Update has tiered effective dates with early adoption permitted for all entities as of the fiscal year beginning after December 15, 2018. The Company is still evaluating the impact on its financial condition or results of operations.

2. Other comprehensive income (loss):

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$6,093	$4,593
Income tax	2,132	1,607
Net of income taxes	3,961	2,986
Benefit plan adjustments	(7,863)	(7,863)
Income tax	(2,752)	(2,752)
Net of income taxes	(5,111)	(5,111)
Accumulated other comprehensive loss	$(1,150)	$(2,125)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2016 and 2015 is as follows:

Three Months Ended June 30,	2016	2015
Unrealized gain (loss) on investment securities available-for-sale	$1,128	$(1,459)
Net gain on the sale of investment securities available-for-sale(1)	(381)
Other comprehensive income (loss) gain before taxes	747	(1,459)
Income tax	261	(510)
Other comprehensive income (loss)	$486	$(949)

Six Months Ended June 30,	2016	2015
Unrealized gain (loss) on investment securities available-for-sale	$2,123	$(692)
Net gain on the sale of investment securities available-for-sale(1)	(623)	(832)
Other comprehensive income (loss) gain before taxes	1,500	(1,524)
Income tax	525	(533)
Other comprehensive income (loss)	$975	$(991)

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

There were no shares considered anti-dilutive for the three and six month periods ended June 30, 2016 and 2015.

	2016		2015
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net Income	$4,855	$4,855	$4,431	$4,431
Average common shares outstanding	7,395,127	7,395,127	7,546,198	7,546,198
Earnings per share	$0.66	$0.66	$0.59	$0.59

	2016		2015
For the Six Months Ended June 30	Basic	Diluted	Basic	Diluted
Net Income	$9,737	$9,737	$9,475	$9,475
Average common shares outstanding	7,399,318	7,399,318	7,547,272	7,547,272
Earnings per share	$1.32	$1.32	$1.26	$1.26

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government-sponsored enterprises	$58,307	$438		$58,745
State and municipals:
Taxable	14,767	1,182		15,949
Tax-exempt	119,021	4,136	$2	123,155
Mortgage-backed securities:
U.S. Government agencies	25,878	189	13	26,054
U.S. Government-sponsored enterprises	27,316	241	78	27,479
Total	$245,289	$6,186	$93	$251,382
Held-to-maturity:
Tax-exempt state and municipals	$6,864	$488	$	$7,352
Mortgage-backed securities:
U.S. Government agencies	76	2		78
U.S. Government-sponsored enterprises	4,322	313		4,635
Total	$11,262	$803	$	$12,065

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$10,030		$31	$9,999
U.S. Government-sponsored enterprises	68,831	$291	62	69,060
State and municipals:
Taxable	15,842	735	32	16,545
Tax-exempt	121,099	3,915	90	124,924
Mortgage-backed securities:
U.S. Government agencies	31,612	73	117	31,568
U.S. Government-sponsored enterprises	32,928	119	208	32,839
Total	$280,342	$5,133	$540	$284,935
Held-to-maturity:
Tax-exempt state and municipals	$6,865	$186	$16	$7,035
Mortgage-backed securities:
U.S. Government agencies	84	1		85
U.S. Government-sponsored enterprises	5,160	326		5,486
Total	12,109	$513	$16	$12,606

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2016, is summarized as follows:

Fair
June 30, 2016	Value
Within one year	$28,145
After one but within five years	78,332
After five but within ten years	59,725
After ten years	31,647
197,849
Mortgage-backed securities	53,533
Total	$251,382

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2016, is summarized as follows:

	Amortized	Fair
June 30, 2016	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,864	$7,352
	6,864	7,352
Mortgage-backed securities	4,398	4,713
Total	$11,262	$12,065

Securities with a carrying value of $154,673 and $180,478 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2016 and December 31, 2015, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises
State and municipals:
Taxable
Tax-exempt	$2,749	$1	$633	$1	$3,382	$2
Mortgage-backed securities:
U.S. Government agencies			1,844	13	1,844	13
U.S. Government-sponsored enterprises	1,341	1	2,658	77	3,999	78
Total	$4,090	$2	$5,135	$91	$9,225	$93

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,999	$31			$9,999	$31
U.S. Government-sponsored enterprises	34,159	62			34,159	62
State and municipals:
Taxable			$532	$32	532	32
Tax-exempt	21,341	87	1,952	19	23,293	106
Mortgage-backed securities:
U.S. Government agencies	15,114	56	5,477	61	20,591	117
U.S. Government-sponsored enterprises	17,647	104	6,030	104	23,677	208
Total	$98,260	$340	$13,991	$216	$112,251	$556

The Company had 24 investment securities, consisting of 11 tax-exempt state and municipal obligations, and 13 mortgage-backed securities that were in unrealized loss positions at June 30, 2016. Of these securities, one tax-exempt state and municipal obligation and five mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2016. There was no OTTI recognized for the three or six months ended June 30, 2016 and 2015.

The Company had 88 investment securities, consisting of 38 tax-exempt state and municipal obligations, one taxable state and municipal obligation, one U.S. Treasury security, 12 U.S. Government-sponsored enterprise securities and 36 mortgage-backed securities that were in unrealized loss positions at December 31, 2015. Of these securities, seven mortgage-backed securities, four tax-exempt state and municipal securities, and one taxable state and municipal obligation were in a continuous unrealized loss position for twelve months or more.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2016 and December 31, 2015 are summarized as follows. Net deferred loan costs were $668 and $690 at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Commercial	$394,283	$365,767
Real estate:
Commercial	647,058	567,277
Residential	299,037	306,218
Consumer	124,430	101,603
Total	$1,464,808	$1,340,865

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

		Real estate
June 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance April 1, 2016	$3,322	$4,616	$4,359	$1,646	$215	$14,158
Charge-offs	(393)	(48)	(126)	(65)		(632)
Recoveries	34	14	10	15		73
Provisions	300	495	222	83	100	1,200
Ending balance	$3,263	$5,077	$4,465	$1,679	$315	$14,799

		Real estate
June 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$3,042	$4,245	$4,082	$1,583	$23	$12,975
Charge-offs	(396)	(103)	(126)	(130)		(755)
Recoveries	36	30	35	78		179
Provisions	581	905	474	148	292	2,400
Ending balance	$3,263	$5,077	$4,465	$1,679	$315	$14,799

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

		Real estate
June 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2015	$2,420	$3,087	$3,909	` 1,387	` 10,803
Charge-offs	(3)	(30)	(35)	(106)	(174)
Recoveries	3	5	3	38	49
Provisions	15	128	150	457	750
Ending balance	$2,435	$3,190	$4,027	$1,776	$11,428

		Real estate
June 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2015	$2,321	$3,037	$3,690	$1,290	$10,338
Charge-offs	(40)	(79)	(234)	(186)	(539)
Recoveries	64	6	8	51	129
Provisions	90	226	563	621	1,500
Ending balance	$2,435	$3,190	$4,027	$1,776	$11,428

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2016 and December 31, 2015 is summarized as follows:

			Real estate
June 30, 2016	Commercial		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$3,263		$5,077		$4,465		$1,679		$315	$14,799
Ending balance: individually evaluated for impairment		615		405		723		71			1,814
Ending balance: collectively evaluated for impairment		2,648		4,672		3,742		1,608		315	12,985
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$		$—
Loans receivable:
Ending balance		$394,283		$647,058		$299,037		$124,430	$		$1,464,808
Ending balance: individually evaluated for impairment		870		5,073		3,177		228			9,348
Ending balance: collectively evaluated for impairment		392,372		640,642		295,817		124,202			1,453,033
Ending balance: loans acquired with deteriorated credit quality		$1,041		$1,343		$43	$		$		$2,427

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2016 and December 31, 2015:

		Special
June 30, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$386,532	$4,960	$2,791	$	$394,283
Real estate:
Commercial	610,356	20,454	16,248		647,058
Residential	292,293	598	6,146		299,037
Consumer	124,218		212		124,430
Total	$1,413,399	$26,012	$25,397	$	$1,464,808

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial	$357,894	$3,566	$4,307	$	$365,767
Real estate:
Commercial	538,130	10,150	18,997		567,277
Residential	296,587	983	8,648		306,218
Consumer	101,486		117		101,603
Total	$1,294,097	$14,699	$32,069	$	$1,340,865

Information concerning nonaccrual loans by major loan classification at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
Commercial	$1,262	$1,632
Real estate:
Commercial	4,929	3,859
Residential	2,826	4,732
Consumer	228	148
Total	$9,245	$10,371

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$724	$234	$1,262	$2,220	$392,063	$394,283
Real estate:
Commercial	2,172	617	4,929	7,718	639,340	647,058
Residential	1,673	289	4,545	6,507	292,530	299,037	$1,719
Consumer	955	269	580	1,804	122,626	124,430	352
Total	$5,524	$1,409	$11,316	$18,249	$1,446,559	$1,464,808	$2,071

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2015	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$126	$	$1,632	$1,758	$364,009	$365,767
Real estate:
Commercial	1,364	165	3,859	5,388	561,889	567,277
Residential	3,891	1,067	5,257	10,215	296,003	306,218	$525
Consumer	705	353	386	1,444	100,159	101,603	238
Total	$6,086	$1,585	$11,134	$18,805	$1,322,060	$1,340,865	$763

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2016 and June 30, 2015, and as of and for the year ended, December 31, 2015 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,296	$2,378		$1,235	$14	$1,249	$30
Real estate:
Commercial	5,517	6,181		4,340	30	3,643	61
Residential	1,941	2,124		2,079	3	2,355	11
Consumer	157	157		123		92
Total	8,911	10,840	—	7,777	47	7,339	102
With an allowance recorded:
Commercial	615	615	$615	878		923
Real estate:
Commercial	899	899	405	1,964		2,400
Residential	1,279	1,279	723	1,136	2	1,295	4
Consumer	71	71	71	80		92
Total	2,864	2,864	1,814	4,058	2	4,710	4
Commercial	1,911	2,993	615	2,113	14	2,172	30
Real estate:
Commercial	6,416	7,080	405	6,304	30	6,043	61
Residential	3,220	3,403	723	3,215	5	3,650	15
Consumer	228	228	71	203	—	184	—
Total	$11,775	$13,704	$1,814	$11,835	$49	$12,049	$106

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,352	$2,720		$1,848	$87
Real estate:
Commercial	2,731	3,408		2,394	95
Residential	3,048	3,231		2,664	4
Consumer	31	31		17
Total	7,162	9,390		6,923	186
With an allowance recorded:
Commercial	795	795	$759	1,680	40
Real estate:
Commercial	2,643	2,643	233	4,155	86
Residential	1,918	1,918	1,138	1,776	30
Consumer	117	117	117	126
Total	5,473	5,473	2,247	7,737	156
Commercial	2,147	3,515	759	3,528	127
Real estate:
Commercial	5,374	6,051	233	6,549	181
Residential	4,966	5,149	1,138	4,440	34
Consumer	148	148	117	143
Total	$12,635	$14,863	$2,247	$14,660	$342

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,658	$3,184		$1,989	$17	$2,168	37
Real estate:
Commercial	2,140	2,852		2,169	28	2,366	47
Residential	2,734	2,917		2,503	1	2,488	2
Consumer				6		26
Total	6,532	8,953		6,667	46	7,048	86
With an allowance recorded:
Commercial	1,312	1,312	$1,209	1,469	$13	1,533	$27
Real estate:
Commercial	5,316	5,316	1,445	4,628	48	4,182	65
Residential	1,706	1,706	796	1,673	7	1,593	17
Consumer	137	137	137	114		91
Total	8,471	8,471	3,587	7,884	68	7,399	109
Commercial	2,970	4,496	1,209	3,458	30	3,701	64
Real estate:
Commercial	7,456	8,168	1,445	6,797	76	6,548	112
Residential	4,440	4,623	796	4,176	8	4,081	19
Consumer	137	137	137	120		117
Total	$15,003	$17,424	$3,587	$14,551	$114	$14,447	$195

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,701 at June 30, 2016, $2,861 at December 31, 2015 and $3,046 at June 30, 2015.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

There were no loans modified as troubled debt restructurings for the three months ended June 30, 2016.  For the six months ended June 30, 2016, one loan was modified as a troubled debt restructuring in the amount of $75.  There were four loans modified as troubled debt restructurings for the three months ended June 30, 2015, in the amount of $170.  For the six months ended June 30, 2015, there were eight loans modified as troubled debt restructurings in the amount of $554. During the three months ended June 30, 2016, there were no payment payment defaults on loans restructured within the last twelve months.  During the six months ended June 30, 2016, there were two payment defaults on restructured residential real estate loans totaling $208.  During the three and six months ended June 30, 2015; there were no payment defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at June 30, 2016, and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Other real estate owned	$1,353	$957
Investment in residential housing program	8,550	6,744
Mortgage servicing rights	489	465
Bank owned life insurance	32,677	30,782
Restricted equity securities	6,878	5,403
Other assets	15,306	14,136
Total	$65,253	$58,487

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored enterprises	$58,745	$	$58,745	$
State and Municipals:
Taxable	15,949		15,949
Tax-exempt	123,155		123,155
Mortgage-backed securities:
U.S. Government agencies	26,054		26,054
U.S. Government-sponsored enterprises	27,479		27,479
Total	$251,382	$	$251,382	$

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$9,999	$9,999		$
U.S. Government-sponsored enterprises	69,060		$69,060
State and Municipals:
Taxable	16,545		16,545
Tax-exempt	124,924		124,924
Mortgage-backed securities:
U.S. Government agencies	31,568		31,568
U.S. Government-sponsored enterprises	32,839		32,839
Total	$284,935	$9,999	$274,936	$

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,801			$5,801
Other real estate owned	$1,256			$1,256

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,944			$4,944
Other real estate owned	$878			$878

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$5,801	Appraisal of collateral	Appraisal adjustments	13.5% to 94.0% (62.4)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$1,256	Appraisal of collateral	Appraisal adjustments	20.0% to 54.1% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,944	Appraisal of collateral	Appraisal adjustments	3.3% to 97.0% (61.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$878	Appraisal of collateral	Appraisal adjustments	20.0% to 77.3% (30.3)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

The carrying and fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2016	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$30,077	$30,077	$30,077
Investment securities:
Available-for-sale	251,382	251,382		$251,382
Held-to-maturity	11,262	12,065		12,065
Loans held for sale
Net loans	1,450,009	1,465,095			$1,465,095
Accrued interest receivable	5,952	5,952		5,952
Mortgage servicing rights	489	1,543		1,543
Restricted equity securities	6,878	6,878		6,878
Total	$1,756,049	$1,772,992
Financial liabilities:
Deposits	$1,496,863	$1,499,201		1,499,201
Short-term borrowings	86,300	86,282		86,282
Long-term debt	59,232	61,334		61,334
Accrued interest payable	453	453		$453
Total	$1,642,848	$1,647,270

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $329 and $603 in 2016 and $173 and $452 in 2015 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three Months Ended June 30,	2016	2015
Components of net periodic pension cost:
Service cost	$166	$174
Interest cost	(223)	(233)
Amortization of unrecognized net gain	52	50
Net periodic other benefit cost	$(5)	$(9)

	Pension Benefits
Six Months Ended June 30,	2016	2015
Components of net periodic pension cost:
Service cost	$333	$348
Interest cost	(447)	(466)
Amortization of unrecognized net gain	104	100
Net periodic other benefit cost	$(10)	$(18)

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; our ability to achieve the intended benefits of, or other risks associated with, business combinations; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and in reports we file with the Securities and Exchange Commission from time to time.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2015. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and all amendments thereto, as filed with the Securities and Exchange Commission.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Operating Environment:

The Federal Open Market Committee (“FOMC”) has held rates steady during the first half of 2016 citing global conditions, soft business investment, and weak exports as areas of concern. The FOMC noted improvement in labor markets for the month of June and further noted that near-term economic risks have diminished. However, the first estimate of gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annualized rate of 1.2% for the second quarter of 2016, compared to the consensus forecast of 2.6%, indicating continued sluggishness in our economy. Additionally, first quarter GDP was revised down to 0.8% compared to 1.1% as initially reported. The consumer price index (“CPI”), excluding food and energy, increased slightly for the 12 months ended June 30, 2016 at 2.3% from 2.2% for the 12 months ended March 31, 2016.

Review of Financial Position:

Total assets increased $92,552, or 10.3% annualized, to $1,911,610 at June 30, 2016, from $1,819,058 at December 31, 2015. Loans, net increased to $1,464,808 at June 30, 2016, compared to $1,340,865 at December 31, 2015, an increase of $123,943 or 18.6% annualized. The increase in loans, net during 2016 has been funded through a decrease of investment securities available-for-sale and increases in deposits and short-term borrowings. Investment securities decreased $34,400 or 11.6% in 2016. Interest-bearing deposits increased $38,246; noninterest-bearing deposits increased $2,807. Total stockholders’ equity increased $5,557 or at an annual rate of 4.5%, from $248,768 at year-end 2015 to $254,325 at June 30, 2016. Compared to March 31, 2016, total assets increased $49,240 or 2.6% while loans, net increased $55,117 or 3.9% and deposits increased $21,404 or 1.5%. For the six months ended June 30, 2016, total assets averaged $1,876,831, an increase of $157,981 from $1,718,850 for the same period of 2015.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $251,382 at June 30, 2016, a decrease of $33,553, or 11.8% from $284,935 at December 31, 2015. The decrease primarily resulted from the sale of U.S. Treasury securities and U.S. Government sponsored agency securities in response to changes in the slope of the yield curve as well as maturing and called bonds and payments from mortgage backed holdings.  The proceeds were utilized to fund loan demand.  Investment securities held-to-maturity totaled $11,262 at June 30, 2016, a decrease of $847 or 7.0% from $12,109 at December 31, 2015 due to payments received from mortgage backed holdings.

For the six months ended June 30, 2016, the investment portfolio averaged $278,980, a decrease of $31,501 or 10.1% compared to $310,481 for the same period last year. The tax-equivalent yield on the investment portfolio increased 14 basis points to 2.90% for the six months ended June 30, 2016, from 2.76% for the comparable period of 2015. The yield increase is the result of selling lower yielding U.S. Treasury and agency securities. The tax-equivalent yield on the investment portfolio increased 4 basis points to 2.90% in the second quarter of 2016 compared to 2.86% in the first quarter of 2016.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $3,961, net of deferred income taxes of $2,132, at June 30, 2016, and $2,986, net of deferred income taxes of $1,607, at December 31, 2015.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth was strong for the six months ended June 30, 2016. Loans, net increased to $1,464,808 at June 30, 2016 from $1,340,865 at December 31, 2015, an increase of $123,943 or 18.6% annualized. The growth reflected increases in commercial loans, commercial real estate loans and consumer loans, partially offset by a decrease in residential real estate loans. Commercial loans increased $28,516, or 15.7% annualized, to $394,283 at June 30, 2016 compared to

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

$365,767 at December 31, 2015. Commercial real estate loans increased $79,781 or 28.3% annualized, to $647,058 at June 30, 2016 compared to $567,277 at December 31, 2015. Consumer loans increased $22,827, or 45.2% on an annualized basis, to $124,430 at June 30, 2016 compared to $101,603 at December 31, 2015. The primary contributor to the growth in consumer loans was our indirect loan portfolio which increased $25,044, due to increased consumer demand for automobiles and additional dealerships in the program in 2016.

Residential real estate loans decreased $7,181, or 4.7% on an annualized basis, to $299,037 at June 30, 2016 compared to $306,218 at December 31, 2015. The majority of residential real estate loans originated were sold into the secondary market in lieu of being retained in our loan portfolio to mitigate interest rate risk in the current low rate environment.

For the six months ended June 30, 2016, loans, net averaged $1,408,950, an increase of $178,327 or 14.5% compared to $1,230,623 for the same period of 2015. The tax-equivalent yield on the loan portfolio was 4.49% for the six months ended June 30, 2016, a 17 basis point decrease from the comparable period last year. Loan accretion income in the first six months of 2016 and 2015, which we recognized as a result of the 2013 Penseco merger, was $372 and $347 resulting in a 5 basis point increase in tax-equivalent yield on the loan portfolio in both periods. The tax-equivalent yield on the loan portfolio decreased to 4.47% for the second quarter of 2016 as compared to 4.52% for the first quarter of 2016 and fourth quarter of 2015.

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

Unused commitments at June 30, 2016, totaled $397,200, consisting of $371,455 in unfunded commitments of existing loan facilities and $25,745 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2015 totaled $329,822, consisting of $309,805 in unfunded commitments of existing loans and $20,017 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2016 and 2015, are summarized as follows:

	June 30, 2016	June 30, 2015
United States	4.9%	5.5%
New York (statewide)	4.9	5.7
Pennsylvania (statewide)	5.4	5.5
Broome County	5.6	6.6
Bucks County	4.5	4.9
Lackawanna County	5.7	6.2
Lehigh County	5.3	5.7
Luzerne County	6.4	6.9
Monroe County	6.2	6.8
Montgomery County	4.0	4.3
Susquehanna County	6.1	6.0
Wayne County	6.3	6.5
Wyoming County	6.7%	6.4%

The employment conditions improved for the Nation, Pennsylvania, and New York and in all but two of the ten counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated relative to historical levels within many of our market areas.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Nonperforming assets increased in the first half of 2016 by $738 or 5.9% to $13,202 at June 30, 2016, from $12,464 at December 31, 2015. We experienced a decrease in nonaccrual and restructured loans and foreclosed assets, which was more than offset by an increase in accruing loans past due 90 days or more. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.90% at June 30, 2016 compared to 0.93% at December 31, 2015.

Loans on nonaccrual status decreased $1,126 to $9,245 at June 30, 2016 from $10,371 at December 31, 2015. The majority of the decrease from year end was due to a decrease of $1,906 in residential real estate loans. The reduction in residential non-accrual loans was due to loans transferred to other real estate owned, loans returned to accral status and loans charged-off.  Nonaccrual commercial loans decreased $370, while nonaccrual commercial real estate loans increased $1,070, and nonaccrual consumer loans increased $80. Other real estate owned increased $396 to $1,353 at June 30, 2016 from $957 at December 31, 2015, as loans were transferred from non-accrual status.

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

 The allowance for loan losses increased $1,824 to $14,799 at June 30, 2016, from $12,975 at the end of 2015. For the six months ended June 30, 2016, net charge-offs were $576 or 0.08% of average loans outstanding, a $166 increase compared to $410 or 0.07% of average loans outstanding in the same period of 2015.

Deposits:

We attract the majority of our deposits from within our ten county market area that stretches from Lehigh County in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2016, total deposits increased to $1,496,863 from $1,455,810 at December 31, 2015. Interest-bearing deposits increased $38,246 and noninterest-bearing deposits increased $2,807. Interest-bearing transaction accounts, including NOW and money market accounts, increased $27,862, or 11.8% annualized, to $504,124 at June 30, 2016, from $476,262 at December 31, 2015. Time deposits less than $100 decreased $1,424, or 1.6% annualized, to $182,470 at June 30, 2016, from $183,894 at December 31, 2015. Increases in savings accounts of $3,051 and time deposits $100 or more of $8,757 were recorded in the six months ended June 30, 2016.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

For the six months ended June 30, 2016 interest-bearing deposits averaged $1,166,966 in 2016 compared to $1,116,900 in 2015. The cost of interest-bearing deposits was 0.45% in 2016 compared to 0.44% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.55% in 2016 compared to 0.52% in 2015. The cost of interest-bearing liabilities increased 1 basis point when comparing the first and second quarters of 2016.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2016, totaled $86,300 compared to $38,325 at December 31, 2015, an increase of $47,975. Long-term debt was $59,232 at June 30, 2016, compared to $60,354 at year end 2015. The increase in short-term borrowing was a function of continued strong loan demand whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the six months ended June 30, 2016.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Our cumulative one-year RSA/RSL ratio equaled 1.73% at June 30, 2016. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at June 30, 2016, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2016, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2016 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

maturing after June 30, 2016. Our noncore funds at June 30, 2016, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2016, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 14.9%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 8.4%. Comparatively, our overall noncore dependence ratio at year-end 2015 was 11.3% and our net short-term noncore funding dependence ratio was 4.1%, indicating that our reliance on noncore funds has increased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $2,840 during the six months ended June 30, 2016. Cash and cash equivalents increased $4,131 for the same period last year. For the six months ended June 30, 2016, net cash inflows of $12,417 from operating activities and $82,716 from financing activities were more than offset by net cash outflows of $97,973 from investing activities. For the same period of 2015, net cash inflows of $9,368 from operating activities were partially offset by net cash outflows of $4,593 from investing activities and $644 from financing activities.

Operating activities provided net cash of $12,417 for the six months ended June 30, 2016, and $9,368 for the corresponding six months of 2015. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $97,973 for the six months ended June 30, 2016, compared to using $4,593 for the same period of 2015. In 2016, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Investment portfolio activities was the predominant factor causing the net cash inflow from investing activities in 2015.

 Financing activities provided net cash of $82,716 for the six months ended June 30, 2016, and used net cash of $644 for the corresponding six months of 2015. Deposit gathering is our predominant financing activity. Deposits increased for the six months ended June 30, 2016 and decreased during the six months ended June 30, 2015. The net increase in deposits totaled $41,053 in the six months ended June 30, 2016. Comparatively, deposit runoff used net cash of $791 for the same period of 2015. We continued to attract deposits from new markets and customers as well as existing customers, including municipalities and school districts, and deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.  Another source of financing is our short term borrowings which increased $47,975 in the six months ended June 30, 2016 compared to a net increase of $6,303 in the first six months of 2015.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $254,325 or $34.40 per share at June 30, 2016, compared to $248,768 or $32.57 per share at December 31, 2015. Net income of $9,737 for the six months ended June 30, 2016 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $4,586, shares retired of $604, stock based compensation of $35, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $975.

Dividends declared equaled $0.62 per share for the first six months of 2016 and 2015. The dividend payout ratio was 47.0% for the six months ended June 30, 2016 and 49.2% for the same period of 2015. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

sufficient funds are legally available, and that we remain “well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of our board of directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

In July 2013, the Board of Governors of the FRB approved the Basel III interim final rule (“Basel III”) which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include: (i) a new regulatory capital measure, Common Equity Tier 1 (“CET1”), which is limited to capital elements of the highest quality; (ii) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1; (iii) changes in calculation of some risk-weighted assets and off-balance sheet exposure; and (iv) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015 and reporting began with the quarter ended June 30, 2015. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2016, the Bank’s Tier 1 capital to total average assets was 10.10% as compared to 10.48% at December 31, 2015. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.24% and the total capital to risk weighted asset ratio was 13.23% at June 30, 2016. These ratios were 13.11% and 14.05% at December 31, 2015. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.24% at June 30, 2016 compared to 13.11% at December 31, 2015. The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2016. Additionally, as of June 30, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the second quarter of 2016 equaled $4,855 or $0.66 per share compared to $4,431 or $0.59 per share for the second quarter of 2015. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.03% for both the second quarter of 2016 and 2015. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.72% for the second quarter of 2016 compared to 7.14% for the second quarter of 2015. Net income for the first half of 2016 equaled $9,737 or $1.32 per share compared to $9,475 or $1.26 per share for the first six months of 2015. Our ROA was 1.04% through the first six months of 2016 compared to 1.11% for the same period of 2015. Our ROE was 7.70% for the first half of 2016 compared to 7.71% for the comparable period in 2015. Gains on sale of investment securities were $623 for the six months ended June 30, 2016 and $832 for the same period in 2015.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

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

For the three months ended June 30, tax-equivalent net interest income increased $1,237 to $16,184 in 2016 from $14,947 in 2015. The net interest spread decreased to 3.68% for the three months ended June 30, 2016 from 3.72% for the three months ended June 30, 2015. The tax-equivalent net interest margin decreased to 3.81% for the second quarter of 2016 from 3.84% for the comparable period of 2015. The tax-equivalent net interest margin for the first quarter of 2016 was also 3.81%. Loan accretion in the second quarter of 2016 related to loans acquired in the 2013 Penseco merger was $157, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan accretion recognized on these loans in the second quarter of 2015 was $122 resulting in an increase in the tax-equivalent net interest margin of 3 basis points. Without such interest income, the tax equivalent net interest margin for the three months ended March 31 would have been 3.77% in 2016 and 3.81% in 2015.

For the three months ended June 30, tax-equivalent interest income on earning assets increased $1,554, to $17,949 in 2016 as compared to $16,395 in 2015. The overall yield on earning assets, on a fully tax-equivalent basis, increased 1 basis point for the three months ended June 30, 2016 to 4.23% as compared to 4.22% for the three months ended June 30, 2015. The increase in the yield on earning assets resulted from the sale of lower yielding investment securities available-for-sale in the second quarter of 2016. The overall yield earned on investments increased 21 basis points for the second quarter of 2016 to 2.95% from 2.74% for the second quarter of 2015. Average investments decreased to $270,843 for the quarter ended June 30, 2016 compared to $307,916 for the same period in 2015.

Total interest expense increased $317, to $1,765 for the three months ended June 30, 2016 from $1,448 for the three months ended June 30, 2015. An unfavorable volume variance caused the increase. An increase in the average volume of interest bearing liabilities of $163,900 coupled with the increased cost of funds comparing the three months ended June 30, 2016 and 2015 caused the increase.

For the six months ended June 30, tax-equivalent net interest income increased $2,252 to $32,026 in 2016 from $29,774 in 2015. The net interest spread decreased to 3.68% for the six months ended June 30, 2015 from 3.73% for the six months ended June 30, 2015. The tax-equivalent net interest margin for the six months ended June 30 was 3.81% in 2016 compared to 3.86% in 2015. Loan interest income in the six months ended June 30, 2016 related to loans acquired in the fourth quarter of 2013 was $372, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan interest income on these loans recognized in the first six months of 2015 was $347, again resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Without such interest income, the tax equivalent net interest margin for the six months ended June 30 would have been 3.77% in 2016 and 3.82% in 2015.

For the six months ended June 30, 2016, tax-equivalent interest income increased $2,753, to $35,510 as compared to $32,757 for the six months ended June 30, 2015. A volume variance in interest income of $6,246 attributable to an increase in the average balance of earning assets was partially offset by a $3,493 unfavorable rate variance due to a reduction in the yield on earning assets. Specifically, the increase was primarily due to a $178,327 increase in average loans for the first six months of 2016 from the same period in 2015. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the six months ended June 30, 2016 to 4.22% as compared to 4.25% for the six months ended June 30, 2015. This was a result of the continuation of the low interest rate environment along with increased market competition.

Total interest expense increased $502 to $3,485 for the six months ended June 30, 2016 from $2,983 for the six months ended June 30, 2015. A volume variance caused interest expenses to increase $810. The average volume of interest

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

bearing liabilities increased to $1,284,821 for the six months ended June 30, 2016, as compared to $1,156,541 for the six months ended June 30, 2015. Offsetting the volume variance, a rate variance of $309 resulted in the increased interest expense through six months in 2016. The cost of funds increased to 0.55% for the six months ended June 30, 2016 as compared to 0.52% for the same period in 2015.

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

	Six months ended
	June 2016			June 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,301,887	$29,106	4.50%	$1,159,462	$26,731	4.65%
Tax-exempt	107,063	2,355	4.42	71,161	1,737	4.92
Investments:
Taxable	151,861	1,338	1.77	212,617	1,731	1.64
Tax-exempt	127,119	2,692	4.26	97,864	2,523	5.20
Interest-bearing deposits	2,517	19	1.52	6,672	26	0.79
Federal funds sold				7,190	9	0.25
Total earning assets	1,690,447	35,510	4.22%	1,554,966	32,757	4.25%
Less: allowance for loan losses	13,983			10,746
Other assets	200,367			174,630
Total assets	$1,876,831	35,510		$1,718,850	32,757
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$210,935	380	0.36%	$197,354	340	0.35%
NOW accounts	292,795	544	0.37	260,267	468	0.36
Savings accounts	390,453	348	0.18	401,521	443	0.22
Time deposits less than $100	164,678	874	1.07	169,378	892	1.06
Time deposits $100 or more	108,105	459	0.85	88,380	317	0.72
Short-term borrowings	58,073	166	0.57	7,286	12	0.33
Long-term debt	59,782	714	2.40	32,355	511	3.18
Total interest-bearing liabilities	1,284,821	3,485	0.55	1,156,541	2,983	0.52
Noninterest-bearing deposits	320,923			299,518
Other liabilities	15,455			14,848
Stockholders’ equity	255,632			247,943
Total liabilities and stockholders’ equity	$1,876,831	3,485		$1,718,850	2,983
Net interest income/spread		$32,025	3.68%		$29,774	3.73%
Net interest margin			3.81%			3.86%
Tax-equivalent adjustments:
Loans		$824			$608
Investments		942			883
Total adjustments		$1,766			$1,491

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2016.

For the three and six months ended June 30, 2016, the provision for loan losses totaled $1,200 and $2,400, compared to $750 and $1,500 for the same periods in 2015. The increase in the provision for the quarter and year-to-date periods ended June 30, 2016 were primarily a result of greater loan growth as compared to the corresponding periods of the prior year.

Noninterest Income:

Noninterest income for the second quarter increased $487 or 13.4% to $4,113 in 2016 from $3,626 in 2015. For the six months ended June 30, 2016, noninterest income totaled $8,004, an increase of $69 or 0.9% from $7,935 for the comparable period of 2015. Service charges, fees and commissions decreased $183, or 5.8% to $2,971 through six months in 2016 from $3,154 for the same period in 2015. Merchant services income increased $199 to $1,952 for the six months ended June 30, 2016 from $1,753 for the same period last year as a result of an increase in the number of merchant accounts serviced. Income generated from commissions and fees on fiduciary activities increased $10 to $956 for the six months ended June 30, 2016 in comparison to $946 for the same period in 2015 due to additional executor fees generated in 2016. Income generated from our wealth management division increased $305 to $708 through the first six months of 2016 in comparison to $403 over that same period in 2015 due to the addition of retirement plan servicing to the wealth management platform in 2016. Mortgage banking income decreased $71 to $399 for the first six months of 2016 compared to $470 for the comparable period in 2015 as the volume of loans originated for sale declined. Life insurance investment income increased $18 to $395 for the six months ended June 30, 2016 from $377 for the same period in 2015. We purchased an additional $1,500 of bank owned life insurance in February 2016 thus generating additional income. Gains from the sale of investment securities available-for-sale decreased to $623 for the six months ended June 30, 2016 compared to $832 for the same period in 2015.

For the three months ended June 30, noninterest income increased to $4,113 in 2016 from $3,626 in 2015. Increases in income from merchant services, wealth management and life insurance income were partially offset by declines in service charges, fees and commissions, commissions and fees on fiduciary activities, and mortgage banking income. Net gains on sale of investment securities available-for-sale were $381 for the quarter ended June 30, 2016. There were no gains on sale of investment securities available-for-sale during the corresponding quarter of 2015.

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

For the second quarter, noninterest expense increased $602 or 5.2% to $12,113 in 2016 from $11,511 in 2015. For the six months ended June 30, noninterest expense increased $1,126 or 5.0% to $23,731 in 2016 from $22,605 in 2015.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Personnel costs increased 3.6%, net occupancy and equipment costs increased 1.4%, merchant services expense increased 16.7% and other expenses increased by 8.8% comparing year-to-date 2016 and 2015.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,904 for the second quarter of 2016, an increase of $291 or 5.2% when compared to the second quarter of 2015. Salaries and employee benefits expense totaled $11,236 for the first six months of 2016, an increase of $390 or 3.6% when compared to the same period of 2015. Costs related to our build out of our expansion plan and wealth management group, as well as severance costs contributed to the increase. Additional resources have been put in place in support of our expansion into the Lehigh Valley market.  The increase in the wealth management group was due to our acquisition of a retirement planning services group in the second half of 2015. Severances totaled $412 during the six moths ended June 30, 2016.

We experienced a $96 or 4.5% increase in net occupancy and equipment expense comparing the second quarters of 2016 at $2,245 and 2015 at $2,149. We experienced a $65 or 1.4% increase in net occupancy and equipment expense comparing $4,682 for the first six months of 2016 and $4,617 for the same period in 2015. Unusually mild winter conditions led to a decrease in heating costs as well as a decrease in costs associated with snow removal during the first quarter of 2016 when compared to the first three months of 2015. Expenditures for occupancy and equipment related projects picked up during the second quarter of 2016 when compared to the second quarter of 2015.

Merchant services expense increased $98 or 15.1% to $748 for the three months ended June 30, 2016 from $650 for the same period in 2015. Merchant services expense increased $197 or 16.7% to $1,380 for the three months ended June 30, 2016 from $1,183 for the same period in 2015. The increase due to higher volumes correlates directly to the increase in merchant services income for the six months ended June 30, 2016.

For the second quarter, other expenses increased $115 or 4.1% to $2,919 from $2,804 comparing 2016 to 2015. For the six months ended June 30, other expenses increased $472 or 8.8% to $5,831 from $5,359 comparing 2016 to 2015. Higher contributions to the earned income tax credit (EITC) program of $408, in the current period, along with higher recruiting costs, coupled with gains on other real estate owned in the prior period were the primary reason for the increase.

Income Taxes:

We recorded income tax expense of $1,238 or 20.3% of pre-tax income, and $1,124 or 20.2% of pre-tax income for the three months ended June 30, 2016 and 2015. We recorded income tax expense of $2,395 or 19.7% of pre-tax income, and $2,638 or 21.8% of pre-tax income for the six months ended June 30, 2016 and 2015. The three months ended June 30, 2016 includes before tax investment tax credits of $619 compared to $567 for that same period last year. Additionally, a higher proportion of tax-exempt interest income to before tax income was recognized during the first half of 2016 compared to the same period in 2015.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2016, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2016
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	3.2	(20.0)	10.4	(45.0)
+300	2.8	(20.0)	9.4	(35.0)
+200	2.0	(10.0)	7.4	(25.0)
+100	1.2	(10.0)	5.0	(15.0)
Static
(100)	(3.0)	(10.0)	(15.1)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2016, would increase slightly at 1.2 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2015.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at June 30, 2016, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable

Peoples Financial Services Corp.

assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the period ended June 30, 2016 and through the date of this quarterly report on Form 10-Q and no such legal proceedings known to be contemplated by governmental authorities.

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

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
April 30, 2016	2,894	$36.37	2,894	216,798
May 31, 2016	2,261	$35.82	2,261	214,537
June 30, 2016				214,537

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Peoples Financial Services Corp.

Item 6. Exhibits.

10.1	Supplemental Executive Retirement Plan Agreement, effective February 1, 2016, by and among Peoples Security Bank and Trust Company, Peoples Financial Serices Corp. and Michael L. Jake.

31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Principal Executive Officer and Principal Financial Officer certifications pursuant to Section 1350.

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 5, 2016	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	/s/ John R. Anderson, III
John R. Anderson, III
Interim Principal Financial and Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1	Supplemental Executive Retirement Plan Agreement, effective February 1, 2016, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Michael L. Jake.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	43

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	44

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to Section 1350.	45

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements.