Form 10-Q
period 2016-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2016-11-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,394,143 at October 31, 2016.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2016

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$31,620	$28,218
Interest-bearing deposits in other banks	294	4,699
Investment securities:
Available-for-sale	249,913	284,935
Held-to-maturity: Fair value September 30, 2016, $11,546; December 31, 2015, $12,606	10,864	12,109
Total investment securities	260,777	297,044
Loans, net	1,522,391	1,340,865
Less: allowance for loan losses	15,712	12,975
Net loans	1,506,679	1,327,890
Loans held for sale	360
Premises and equipment, net	33,049	28,157
Accrued interest receivable	5,309	5,796
Goodwill	63,370	63,370
Intangible assets	4,498	5,397
Other assets	65,283	58,487
Total assets	$1,971,239	$1,819,058

Liabilities:
Deposits:
Noninterest-bearing	$342,782	$320,978
Interest-bearing	1,223,028	1,134,832
Total deposits	1,565,810	1,455,810
Short-term borrowings	75,300	38,325
Long-term debt	58,685	60,354
Accrued interest payable	434	560
Other liabilities	14,570	15,241
Total liabilities	1,714,799	1,570,290

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,394,143 shares at September 30, 2016 and 7,410,606 shares at December 31, 2015	14,788	14,821
Capital surplus	134,853	135,371
Retained earnings	108,677	100,701
Accumulated other comprehensive loss	(1,878)	(2,125)
Total stockholders’ equity	256,440	248,768
Total liabilities and stockholders’ equity	$1,971,239	$1,819,058

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
September 30,	2016	2015	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$15,294	$13,341	$44,400	$40,072
Tax-exempt	770	585	2,301	1,714
Interest and dividends on investment securities:
Taxable	575	792	1,879	2,508
Tax-exempt	861	858	2,611	2,498
Dividends	10	9	31	24
Interest on interest-bearing deposits in other banks	15	13	47	39
Interest on federal funds sold				9
Total interest income	17,525	15,598	51,269	46,864

Interest expense:
Interest on deposits	1,356	1,229	3,961	3,689
Interest on short-term borrowings	116	11	282	23
Interest on long-term debt	353	245	1,067	756
Total interest expense	1,825	1,485	5,310	4,468
Net interest income	15,700	14,113	45,959	42,396
Provision for loan losses	1,200	900	3,600	2,400
Net interest income after provision for loan losses	14,500	13,213	42,359	39,996

Noninterest income:
Service charges, fees and commissions	1,542	1,531	4,513	4,685
Merchant services income	1,257	1,183	3,209	2,936
Commission and fees on fiduciary activities	539	541	1,495	1,487
Wealth management income	271	224	979	627
Mortgage banking income	217	197	616	667
Life insurance investment income	199	192	594	569
Net gain on sale of investment securities available-for-sale		147	623	979
Total noninterest income	4,025	4,015	12,029	11,950

Noninterest expense:
Salaries and employee benefits expense	5,466	5,397	16,702	16,243
Net occupancy and equipment expense	2,316	2,246	6,998	6,863
Merchant services expense	890	823	2,270	2,006
Amortization of intangible assets	297	296	899	896
Other expenses	3,048	2,944	8,879	8,303
Total noninterest expense	12,017	11,706	35,748	34,311
Income before income taxes	6,508	5,522	18,640	17,635
Income tax expense	1,390	1,113	3,785	3,751
Net income	5,118	4,409	14,855	13,884

Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available-for-sale	(1,120)	826	1,003	134
Reclassification adjustment for net gain on sales included in net income		(147)	(623)	(979)
Other comprehensive (loss) income	(1,120)	679	380	(845)
Income tax related to other comprehensive (loss) income	(392)	237	133	(296)
Other comprehensive (loss) income, net of income taxes	(728)	442	247	(549)
Comprehensive income	$4,390	$4,851	$15,102	$13,335

Per share data:
Net income:
Basic	$0.69	$0.58	$2.01	$1.84
Diluted	$0.69	$0.58	$2.01	$1.84
Average common shares outstanding:
Basic	7,394,143	7,536,824	7,397,581	7,543,751
Diluted	7,394,143	7,536,824	7,397,581	7,543,751
Dividends declared	$0.31	$0.31	$0.93	$0.93

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$248,768
Stock based compensation		53			53
Net income			14,855		14,855
Other comprehensive income, net of income taxes				247	247
Dividends declared: $0.93 per share			(6,879)		(6,879)
Shares retired: 16,463 shares	(33)	(571)			(604)
Balance, September 30, 2016	14,788	134,853	108,677	(1,878)	256,440
Balance, January 1, 2015	15,097	140,214	92,297	(829)	246,779
Stock based compensation		52			52
Net income			13,884		13,884
Other comprehensive loss, net of income taxes				(549)	(549)
Dividends declared: $0.93 per share			(7,016)		(7,016)
Shares retired: 24,249 shares	(59)	(1,003)			(1,062)
Balance, September 30, 2015	$15,038	$139,263	$99,165	$(1,378)	$252,088

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2016	2015
Cash flows from operating activities:
Net income	$14,855	$13,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,208	1,178
Amortization of deferred loan costs	575	440
Amortization of intangibles	899	896
Amortization of loss on investment tax credits	358	484
Provision for loan losses	3,600	2,400
Net gain on sale of other real estate owned	(25)	(132)
Net loss on disposal of equipment		87
Loans originated for sale	(17,432)	(20,664)
Proceeds from sale of loans originated for sale	17,688	21,378
Net gain on sale of loans originated for sale	(616)	(667)
Net amortization of investment securities	2,826	3,171
Net gain on sale of investment securities	(623)	(979)
Life insurance investment income	(594)	(569)
Deferred income tax expense		119
Stock based compensation	53	52
Net change in:
Accrued interest receivable	487	253
Other assets	(1,799)	(496)
Accrued interest payable	(126)	(78)
Other liabilities	(671)	(1,827)
Net cash provided by operating activities	20,663	18,930
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	27,408	65,858
Proceeds from repayments of investment securities:
Available-for-sale	42,277	41,659
Held-to-maturity	1,221	1,526
Purchases of investment securities:
Available-for-sale	(36,462)	(70,768)
Net (purchase) redemption of restricted equity securities	(1,508)	343
Net increase in lending activities	(183,482)	(62,156)
Investment in low income housing investment tax credits	(2,045)	(3,050)
Purchases of premises and equipment	(6,100)	(2,848)
Proceeds from the sale of premises and equipment		14
Purchase of investment in life insurance	(1,500)
Proceeds from sale of other real estate owned	702	484
Net cash used in investing activities	(159,489)	(28,938)
Cash flows from financing activities:
Net increase in deposits	110,000	19,092
Repayment of long-term debt	(1,669)	(2,140)
Net increase in short-term borrowings	36,975	10,693
Retirement of common stock	(604)	(1,062)
Cash dividends paid	(6,879)	(7,016)
Net cash provided by financing activities	137,823	19,567
Net (decrease) increase in cash and cash equivalents	(1,003)	9,559
Cash and cash equivalents at beginning of year	32,917	31,426
Cash and cash equivalents at end of year	$31,914	$40,985

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2016	2015
Supplemental disclosures:
Cash paid during the period for:
Interest	$5,436	$5,114
Income taxes	3,900	2,900
Noncash items:
Transfers of loans to other real estate	$761	$370

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2016, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

Recent accounting standards:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.

The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The company does not expect the adoption of this ASU to have a significant impact on its financial condition or results of operations.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Net unrealized gain on investment securities available-for-sale	$4,973	$4,593
Income tax	1,740	1,607
Net of income taxes	3,233	2,986
Benefit plan adjustments	(7,863)	(7,863)
Income tax	(2,752)	(2,752)
Net of income taxes	(5,111)	(5,111)
Accumulated other comprehensive loss	$(1,878)	$(2,125)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2016 and 2015 is as follows:

Three Months Ended September 30,	2016	2015
Unrealized (loss) gain on investment securities available-for-sale	$(1,120)	$826
Net gain on the sale of investment securities available-for-sale(1)		(147)
Other comprehensive income (loss) gain before taxes	(1,120)	679
Income tax (benefit) expense	(392)	237
Other comprehensive (loss) income	$(728)	$442

Nine Months Ended September 30,	2016	2015
Unrealized gain on investment securities available-for-sale	$1,003	$134
Net gain on the sale of investment securities available-for-sale(1)	(623)	(979)
Other comprehensive income gain (loss) before taxes	380	(845)
Income tax expense (benefit)	133	(296)
Other comprehensive income (loss)	$247	$(549)

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

There were no shares considered anti-dilutive for the three and nine month periods ended September 30, 2016 and 2015.

	2016		2015
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net Income	$5,118	$5,118	$4,409	$4,409
Average common shares outstanding	7,394,143	7,394,143	7,536,824	7,536,824
Earnings per share	$0.69	$0.69	$0.58	$0.58

	2016		2015
For the Nine Months Ended September 30	Basic	Diluted	Basic	Diluted
Net Income	$14,855	$14,855	$13,884	$13,884
Average common shares outstanding	7,397,581	7,397,581	7,543,751	7,543,751
Earnings per share	$2.01	$2.01	$1.84	$1.84

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government-sponsored enterprises	$67,478	$218	$40	$67,656
State and municipals:
Taxable	14,732	1,023	1	15,754
Tax-exempt	114,699	3,601	3	118,297
Mortgage-backed securities:
U.S. Government agencies	23,300	104	23	23,381
U.S. Government-sponsored enterprises	24,731	156	62	24,825
Total	$244,940	$5,102	$129	$249,913
Held-to-maturity:
Tax-exempt state and municipals	$6,863	$424	$	$7,287
Mortgage-backed securities:
U.S. Government agencies	72	1		73
U.S. Government-sponsored enterprises	3,929	257		4,186
Total	$10,864	$682	$	$11,546

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$10,030		$31	$9,999
U.S. Government-sponsored enterprises	68,831	$291	62	69,060
State and municipals:
Taxable	15,842	735	32	16,545
Tax-exempt	121,099	3,915	90	124,924
Mortgage-backed securities:
U.S. Government agencies	31,612	73	117	31,568
U.S. Government-sponsored enterprises	32,928	119	208	32,839
Total	$280,342	$5,133	$540	$284,935
Held-to-maturity:
Tax-exempt state and municipals	$6,865	$186	$16	$7,035
Mortgage-backed securities:
U.S. Government agencies	84	1		85
U.S. Government-sponsored enterprises	5,160	326		5,486
Total	$12,109	$513	$16	$12,606

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2016, is summarized as follows:

Fair
September 30, 2016	Value
Within one year	$34,959
After one but within five years	90,493
After five but within ten years	49,407
After ten years	26,848
201,707
Mortgage-backed securities	48,206
Total	$249,913

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2016, is summarized as follows:

	Amortized	Fair
September 30, 2016	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,863	$7,287
	6,863	7,287
Mortgage-backed securities	4,001	4,259
Total	$10,864	$11,546

Securities with a carrying value of $151,393 and $180,478 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements as required or permitted by law.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2016 and December 31, 2015, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government-sponsored enterprises	$19,368	$40			$19,368	$40
State and municipals:
Taxable	558	1			558	1
Tax-exempt	3,244	2	$632	$1	3,876	3
Mortgage-backed securities:
U.S. Government agencies	7,554	8	1,675	15	9,229	23
U.S. Government-sponsored enterprises	2,359	3	2,478	59	4,837	62
Total	$33,083	$54	$4,785	$75	$37,868	$129

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,999	$31			$9,999	$31
U.S. Government-sponsored enterprises	34,159	62			34,159	62
State and municipals:
Taxable			$532	$32	532	32
Tax-exempt	21,341	87	1,952	19	23,293	106
Mortgage-backed securities:
U.S. Government agencies	15,114	56	5,477	61	20,591	117
U.S. Government-sponsored enterprises	17,647	104	6,030	104	23,677	208
Total	$98,260	$340	$13,991	$216	$112,251	$556

The Company had 43 investment securities, consisting of one taxable state and municipal obligation, nine U.S. Government-sponsored enterprise securities, 13 tax-exempt state and municipal obligations, and 20 mortgage-backed securities that were in unrealized loss positions at September 30, 2016. Of these securities, one tax-exempt state and municipal obligation and six mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2016. There was no OTTI recognized for the three or nine months ended September 30, 2016 and 2015.

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

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2016 and December 31, 2015 are summarized as follows. Net deferred loan costs were $544 and $690 at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Commercial	$400,263	$365,767
Real estate:
Commercial	694,459	567,277
Residential	294,032	306,218
Consumer	133,637	101,603
Total	$1,522,391	$1,340,865

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

		Real estate
September 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance July 1, 2016	$3,263	$5,077	$4,465	$1,679	$315	$14,799
Charge-offs		(72)	(153)	(130)		(355)
Recoveries	2	28	4	34		68
Provisions	321	548	245	86		1,200
Ending balance	$3,586	$5,581	$4,561	$1,669	$315	$15,712

		Real estate
September 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$3,042	$4,245	$4,082	$1,583	$23	$12,975
Charge-offs	(396)	(175)	(279)	(260)		(1,110)
Recoveries	38	58	39	112		247
Provisions	902	1,453	719	234	292	3,600
Ending balance	$3,586	$5,581	$4,561	$1,669	$315	$15,712

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

		Real estate
September 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2015	$2,435	$3,190	$4,027	` 1,776	` 11,428
Charge-offs		(120)	(128)	(67)	(315)
Recoveries	2	2	2	24	30
Provisions		342	369	189	900
Ending balance	$2,437	$3,414	$4,270	$1,922	$12,043

		Real estate
September 30, 2015	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2015	$2,321	$3,037	$3,690	$1,290	$10,338
Charge-offs	(40)	(199)	(362)	(253)	(854)
Recoveries	66	8	10	75	159
Provisions	90	568	932	810	2,400
Ending balance	$2,437	$3,414	$4,270	$1,922	$12,043

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2016 and December 31, 2015 is summarized as follows:

			Real estate
September 30, 2016	Commercial		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Ending balance		$3,586		$5,581		$4,561		$1,669		$315	$15,712
Ending balance: individually evaluated for impairment		895		337		638		41			1,911
Ending balance: collectively evaluated for impairment		2,691		5,244		3,923		1,628		315	13,801
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$		$—
Loans receivable:
Ending balance		$400,263		$694,459		$294,032		$133,637	$		$1,522,391
Ending balance: individually evaluated for impairment		1,647		5,562		3,224		229			10,662
Ending balance: collectively evaluated for impairment		397,897		687,560		290,768		133,408			1,509,633
Ending balance: loans acquired with deteriorated credit quality		$719		$1,337		$40	$		$		$2,096

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2016 and December 31, 2015:

		Special
September 30, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$391,436	$5,949	$2,878	$	$400,263
Real estate:
Commercial	660,217	16,809	17,433		694,459
Residential	286,404	1,396	6,232		294,032
Consumer	133,390		247		133,637
Total	$1,471,447	$24,154	$26,790	$	$1,522,391

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial	$357,894	$3,566	$4,307	$	$365,767
Real estate:
Commercial	538,130	10,150	18,997		567,277
Residential	296,587	983	8,648		306,218
Consumer	101,486		117		101,603
Total	$1,294,097	$14,699	$32,069	$	$1,340,865

Information concerning nonaccrual loans by major loan classification at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015
Commercial	$2,021	$1,632
Real estate:
Commercial	6,757	3,859
Residential	2,918	4,732
Consumer	228	148
Total	$11,924	$10,371

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$531	$152	$2,021	$2,704	$397,559	$400,263
Real estate:
Commercial	1,310	811	6,757	8,878	685,581	694,459
Residential	1,103	1,073	3,706	5,882	288,150	294,032	$788
Consumer	1,009	249	550	1,808	131,829	133,637	322
Total	$3,953	$2,285	$13,034	$19,272	$1,503,119	$1,522,391	$1,110

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2015	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$126	$	$1,632	$1,758	$364,009	$365,767
Real estate:
Commercial	1,364	165	3,859	5,388	561,889	567,277
Residential	3,891	1,067	5,257	10,215	296,003	306,218	$525
Consumer	705	353	386	1,444	100,159	101,603	238
Total	$6,086	$1,585	$11,134	$18,805	$1,322,060	$1,340,865	$763

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2016 and September 30, 2015, and as of and for the year ended, December 31, 2015 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$970	$1,876		$1,133	$10	$1,214	$40
Real estate:
Commercial	6,156	6,812		5,837	9	4,396	70
Residential	2,171	2,354		2,056	3	2,263	14
Consumer	188	188		173		119
Total	9,485	11,230		9,199	22	7,992	124
With an allowance recorded:
Commercial	1,396	1,396	$895	1,006		954
Real estate:
Commercial	743	743	337	821		1,877
Residential	1,093	1,093	638	1,186		1,263	4
Consumer	41	41	41	56		80
Total	3,273	3,273	1,911	3,069		4,174	4
Commercial	2,366	3,272	895	2,139	10	2,168	40
Real estate:
Commercial	6,899	7,555	337	6,658	9	6,273	70
Residential	3,264	3,447	638	3,242	3	3,526	18
Consumer	229	229	41	229		199
Total	$12,758	$14,503	$1,911	$12,268	$22	$12,166	$128

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,352	$2,720		$1,848	$87
Real estate:
Commercial	2,731	3,408		2,394	95
Residential	3,048	3,231		2,664	4
Consumer	31	31		17
Total	7,162	9,390		6,923	186
With an allowance recorded:
Commercial	795	795	$759	1,680	40
Real estate:
Commercial	2,643	2,643	233	4,155	86
Residential	1,918	1,918	1,138	1,776	30
Consumer	117	117	117	126
Total	5,473	5,473	2,247	7,737	156
Commercial	2,147	3,515	759	3,528	127
Real estate:
Commercial	5,374	6,051	233	6,549	181
Residential	4,966	5,149	1,138	4,440	34
Consumer	148	148	117	143
Total	$12,635	$14,863	$2,247	$14,660	$342

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,561	$3,024		$1,610	$33	$1,980	70
Real estate:
Commercial	2,410	3,102		2,275	25	2,335	72
Residential	2,784	2,967		2,759	1	2,579	3
Consumer						17
Total	6,755	9,093		6,644	59	6,911	145
With an allowance recorded:
Commercial	2,596	2,596	$2,032	1,954	$13	1,675	$40
Real estate:
Commercial	4,277	4,277	376	4,797	21	4,389	86
Residential	2,099	2,099	1,000	1,903	7	1,697	24
Consumer	191	191	179	164		116
Total	9,163	9,163	3,587	8,818	41	7,877	150
Commercial	4,157	5,620	2,032	3,564	46	3,655	110
Real estate:
Commercial	6,687	7,379	376	7,072	46	6,724	158
Residential	4,883	5,066	1,000	4,662	8	4,276	27
Consumer	191	191	179	164		133
Total	$15,918	$18,256	$3,587	$15,462	$100	$14,788	$295

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,666 at September 30, 2016, $2,861 at December 31, 2015 and $2,962 at September 30, 2015.

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

There were no loans modified as troubled debt restructurings for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, one loan was modified as a troubled debt restructuring in the amount of $75.  There were no loans modified as troubled debt restructurings for the three months ended September 30, 2015.  For the nine months ended September 30, 2015, there were eight loans modified as troubled debt restructurings in the amount of $542. During the three months ended September 30, 2016, there were no payment defaults on loans restructured within the last twelve months.  During the nine months ended September 30, 2016, there were two payment defaults on restructured residential real estate loans totaling $208.  During the three and nine months ended September 30, 2015, there were no payment defaults on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at September 30, 2016, and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Other real estate owned	$703	$957
Investment in residential housing program	8,431	6,744
Mortgage servicing rights	681	465
Bank owned life insurance	32,877	30,782
Restricted equity securities	6,911	5,403
Other assets	15,680	14,136
Total	$65,283	$58,487

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2016 and December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored enterprises	$67,656	$	$67,656	$
State and Municipals:
Taxable	15,754		15,754
Tax-exempt	118,297		118,297
Mortgage-backed securities:
U.S. Government agencies	23,381		23,381
U.S. Government-sponsored enterprises	24,825		24,825
Total	$249,913	$	$249,913	$

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$9,999	$9,999		$
U.S. Government-sponsored enterprises	69,060		$69,060
State and Municipals:
Taxable	16,545		16,545
Tax-exempt	124,924		124,924
Mortgage-backed securities:
U.S. Government agencies	31,568		31,568
U.S. Government-sponsored enterprises	32,839		32,839
Total	$284,935	$9,999	$274,936	$

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$5,266			$5,266
Other real estate owned	$682			$682

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,944			$4,944
Other real estate owned	$878			$878

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$5,266	Appraisal of collateral	Appraisal adjustments	17.7% to 94.0% (62.5)%
			Liquidation expenses	3.0% to 6.0% (5.2)%
Other real estate owned	$682	Appraisal of collateral	Appraisal adjustments	25.0% to 50.5% (33.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,944	Appraisal of collateral	Appraisal adjustments	3.3% to 97.0% (61.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$878	Appraisal of collateral	Appraisal adjustments	20.0% to 77.3% (30.3)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2016	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$31,914	$31,914	$31,914
Investment securities:
Available-for-sale	249,913	249,913		$249,913
Held-to-maturity	10,864	11,546		11,546
Loans held for sale	360	359		359
Net loans	1,506,679	1,517,858			$1,517,858
Accrued interest receivable	5,309	5,309		5,309
Mortgage servicing rights	681	1,551		1,551
Restricted equity securities	6,911	6,911		6,911
Total	$1,812,631	$1,825,361
Financial liabilities:
Deposits	$1,565,810	$1,567,788		1,567,788
Short-term borrowings	75,300	75,300		75,300
Long-term debt	58,685	60,560		60,560
Accrued interest payable	434	434		$434
Total	$1,700,229	$1,704,082

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $240 and $843 in 2016 and $368 and $820 in 2015 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three Months Ended September 30,	2016	2015
Components of net periodic pension cost:
Interest cost	$166	$174
Expected return on plan assets	(223)	(233)
Amortization of unrecognized net gain	52	50
Net periodic other benefit cost	$(5)	$(9)

	Pension Benefits
Nine Months Ended September 30,	2016	2015
Components of net periodic pension cost:
Interest cost	$499	$522
Expected return on plan assets	(670)	(699)
Amortization of unrecognized net gain	156	150
Net periodic other benefit cost	$(15)	$(27)

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Operating Environment:

The Federal Open Market Committee (“FOMC”) has held rates steady during the first three quarters of 2016 citing global conditions, soft business investment, and weak exports as areas of concern. In their minutes from the meeting held on September 21 and 22, 2016,  the FOMC indicated that labor markets conditions strengthened in recent months and that real gross domestic product (“GDP”), the value of all goods and services produced in the Nation, was increasing at a faster pace in the third quarter of 2016, compared to the first half of 2016. The first reading for third quarter GDP was announced to be 2.9% which compares favorably to estimates of 2.6% as well as the second quarter figure of 1.4%. The consumer price index (“CPI”), excluding food and energy, decreased slightly for the 12 months ended September 30, 2016 at 2.2% from 2.3% for the 12 months ended June 30, 2016.

Review of Financial Position:

Total assets increased $152,181, or 11.2% annualized, to $1,971,239 at September 30, 2016, from $1,819,058 at December 31, 2015. Loans, net increased to $1,522,391 at September 30, 2016, compared to $1,340,865 at December 31, 2015, an increase of $181,526 or 18.1% annualized. The increase in loans, net during 2016 has been funded through a decrease of investment securities available-for-sale and increases in deposits and short-term borrowings. Investment securities decreased $36,267 or 12.2% in 2016. Interest-bearing deposits increased $88,196; noninterest-bearing deposits increased $21,804. Total stockholders’ equity increased $7,672 or at an annual rate of 4.1%, from $248,768 at year-end 2015 to $256,440 at September 30, 2016. Compared to June 30, 2016, total assets increased $59,629 or 3.1% while loans, net increased $57,583 or 3.9% and deposits increased $68,947 or 4.6%. For the nine months ended September 30, 2016, total assets averaged $1,898,906, an increase of $168,713 from $1,730,193 for the same period of 2015.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $249,913 at September 30, 2016, a decrease of $35,022, or 12.3% from $284,935 at December 31, 2015. The decrease primarily resulted from the sale of U.S. Treasury securities and U.S. Government sponsored agency securities in response to changes in the slope of the yield curve as well as maturing and called bonds and payments from mortgage backed holdings.  The proceeds were utilized to fund loan demand.  Investment securities held-to-maturity totaled $10,864 at September 30, 2016, a decrease of $1,245 or 10.3% from $12,109 at December 31, 2015 due to payments received from mortgage backed holdings.

For the nine months ended September 30, 2016, the investment portfolio averaged $272,524, a decrease of $42,395 or 13.5% compared to $314,919 for the same period last year. The tax-equivalent yield on the investment portfolio increased 21 basis points to 2.91% for the nine months ended September 30, 2016, from 2.70% for the comparable period of 2015. The yield increase is the result of selling lower yielding U.S. Treasury and agency securities. The tax-equivalent yield on the investment portfolio decreased 1 basis point to 2.94% in the third quarter of 2016 compared to 2.95% in the second quarter of 2016.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $3,233, net of deferred income taxes of $1,740, at September 30, 2016, and $2,986, net of deferred income taxes of $1,607, at December 31, 2015.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth was strong for the nine months ended September 30, 2016. Loans, net increased to $1,522,391 at September 30, 2016 from $1,340,865 at December 31, 2015, an increase of $181,526 or 18.1% annualized. The growth reflected increases in commercial loans, commercial real estate loans and consumer loans, partially offset by a decrease in residential real estate loans. Commercial loans increased $34,496, or 12.6% annualized, to $400,263 at September 30,

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

2016 compared to $365,767 at December 31, 2015. Commercial real estate loans increased $127,182 or 29.9% annualized, to $694,459 at September 30, 2016 compared to $567,277 at December 31, 2015. Consumer loans increased $32,034, or 42.1% on an annualized basis, to $133,637 at September 30, 2016 compared to $101,603 at December 31, 2015. The primary contributor to the growth in consumer loans was our indirect loan portfolio which increased $35,405, due to increased consumer demand for automobiles and additional dealerships in the program in 2016.

Residential real estate loans decreased $12,186, or 5.3% on an annualized basis, to $294,032 at September 30, 2016 compared to $306,218 at December 31, 2015. The majority of residential real estate loans originated were sold into the secondary market in lieu of being retained in our loan portfolio to mitigate interest rate risk in the current low rate environment.

For the nine months ended September 30, 2016, loans, net averaged $1,437,580, an increase of $200,179 or 16.2% compared to $1,237,401 for the same period of 2015. The tax-equivalent yield on the loan portfolio was 4.45% for the nine months ended September 30, 2016, a 16 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio decreased to 4.39% for the third quarter of 2016 as compared to 4.47% for the second quarter of 2016 and 4.52% for the first quarter of 2016.

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

Unused commitments at September 30, 2016, totaled $318,792, consisting of $294,029 in unfunded commitments of existing loan facilities and $24,763 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2015 totaled $329,822, consisting of $309,805 in unfunded commitments of existing loans and $20,017 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2016 and 2015, are summarized as follows:

	September 30, 2016	September 30, 2015
United States	4.9%	5.4%
New York (statewide)	4.9	5.5
Pennsylvania (statewide)	5.5	5.4
Broome County	5.4	6.3
Bucks County	4.7	4.8
Lackawanna County	6.0	6.0
Lehigh County	5.6	5.5
Luzerne County	6.6	6.7
Monroe County	6.4	6.6
Montgomery County	4.2	4.3
Susquehanna County	5.8	5.7
Wayne County	6.1	6.0
Wyoming County	6.6%	6.2%

The employment conditions improved for the Nation, and New York, and improved or were the same in six of the ten counties representing our market areas in Pennsylvania and New York from one year ago. The unemployment rate increased slightly in Pennsylvania and in four of the counties representing our market areas in Pennsylvania. Unemployment rates remained elevated relative to historical levels within many of our market areas.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Nonperforming assets increased for the nine months ended September 30, 2016 by $1,757 or 14.1% to $14,221 at September 30, 2016, from $12,464 at December 31, 2015. We experienced an increase in nonaccrual and restructured loans and accruing loans past due 90 days or more, which were partially offset by a decrease in foreclosed assets. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.93% at September 30, 2016 and December 31, 2015.

Loans on nonaccrual status increased $1,553 to $11,924 at September 30, 2016 from $10,371 at December 31, 2015. The majority of the increase from year end was due to an increase of $2,898 in nonaccrual commercial real estate loans which was primarily the result of two credit relationships which deteriorated in the current period and to a lesser degree, increases of $389 in commercial loans and $80 in nonaccrual consumer loans. Those increases were partially offset by a $1,814 decrease in nonaccrual residential real estate loans. The reduction in residential non-accrual loans was due to loans transferred to other real estate owned, loans returned to accrual status and loans charged-off.  Other real estate owned decreased $254 to $703 at September 30, 2016 from $957 at December 31, 2015, as collateral which was previously transferred from non-accrual status was sold.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

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

 The allowance for loan losses increased $2,737 to $15,712 at September 30, 2016, from $12,975 at the end of 2015. For the nine months ended September 30, 2016, net charge-offs were $863 or 0.08% of average loans outstanding, a $168 increase compared to $695 or 0.08% of average loans outstanding in the same period of 2015.

Deposits:

We attract the majority of our deposits from within our ten county market area that stretches from Bucks and Montgomery Counties in southeastern Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2016, total deposits increased to $1,565,810 from $1,455,810 at December 31, 2015. Interest-bearing deposits increased $88,196 and noninterest-bearing deposits increased $21,804. Interest-bearing transaction accounts, including NOW and money market accounts, increased $78,573, or 22.0% annualized, to $554,835 at September 30,

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

2016, from $476,262 at December 31, 2015. Time deposits less than $100 decreased $4,922, or 3.6% annualized, to $178,972 at September 30, 2016, from $183,894 at December 31, 2015. Increases in savings accounts of $4,791 and time deposits $100 or more of $9,754 were recorded in the nine months ended September 30, 2016.

For the nine months ended September 30, 2016 interest-bearing deposits averaged $1,176,631 in 2016 compared to $1,124,689 in 2015. The cost of interest-bearing deposits was 0.45% in 2016 compared to 0.44% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.55% in 2016 compared to 0.51% in 2015. The cost of interest-bearing liabilities decreased 1 basis point when comparing the second and third quarters of 2016.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2016, totaled $75,300 compared to $38,325 at December 31, 2015, an increase of $36,975. Long-term debt was $58,685 at September 30, 2016, compared to $60,354 at year end 2015. The increase in short-term borrowing was a function of strong loan demand whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the nine months ended September 30, 2016.

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

Our cumulative one-year RSA/RSL ratio equaled 1.82% at September 30, 2016. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at September 30, 2016, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2016, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2016 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2016. Our noncore funds at September 30, 2016, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2016, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 7.6%. Comparatively, our overall noncore dependence ratio at year-end 2015 was 11.3% and our net short-term noncore funding dependence ratio was 4.1%, indicating that our reliance on noncore funds has increased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $1,003 during the nine months ended September 30, 2016. Cash and cash equivalents increased $9,559 for the same period last year. For the nine months ended September 30, 2016, net cash inflows of $20,663 from operating activities and $137,823 from financing activities were more than offset by net cash outflows of $159,489 from investing activities. For the same period of 2015, net cash inflows of $18,930 from operating activities and $19,567 from financing activities were partially offset by net cash outflows of $28,938 from investing activities.

Operating activities provided net cash of $20,663 for the nine months ended September 30, 2016, and $18,930 for the corresponding nine months of 2015. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $159,489 for the nine months ended September 30, 2016, compared to using $28,938 for the same period of 2015. In 2016, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. Comparatively, in 2015 it was a combination of lending and investment portfolio activity which led to the decrease in cash.

 Financing activities provided net cash of $137,823 for the nine months ended September 30, 2016, and $19,567 for the corresponding nine months of 2015. Deposit gathering is our predominant financing activity. Deposits increased for the nine months ended September 30, 2016 and 2015. The increase in deposits totaled $110,000 in the nine months ended September 30, 2016. Comparatively, deposits increased $19,092 for the same period of 2015. We continued to attract deposits from new markets and customers as well as existing customers, including municipalities and school districts, and deposits gathered in relation to natural gas activity within existing markets in Susquehanna and Wyoming Counties of Pennsylvania.  Another source of financing is our short term borrowings which increased $36,975 in the nine months ended September 30, 2016 compared to a net increase of $10,693 in the nine months ending September 30, 2015.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $256,440 or $34.68 per share at September 30, 2016, compared to $248,768 or $33.57 per share at December 31, 2015. Net income of $14,855 for the nine months ended September 30, 2016 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $6,879, shares retired of $604, stock based compensation of $53, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $247.

Dividends declared equaled $0.93 per share through nine months of 2016 and 2015. The dividend payout ratio was 46.3% for the nine months ended September 30, 2016 and 50.5% for the same period of 2015. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that we remain “well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of our board of directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

In July 2013, the Board of Governors of the FRB approved the Basel III interim final rule (“Basel III”) which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include: (i) a new regulatory capital measure, Common Equity Tier 1 (“CET1”), which is limited to capital elements of the highest quality; (ii) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1; (iii) changes in calculation of some risk-weighted assets and off-balance sheet exposure; and (iv) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015 and reporting began with the quarter ended September 30, 2015. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2016, the Bank’s Tier 1 capital to total average assets was 10.00% as compared to 10.48% at December 31, 2015. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.04% and the total capital to risk weighted asset ratio was 13.06% at September 30, 2016. These ratios were 13.11% and 14.05% at December 31, 2015. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.04% at September 30, 2016 compared to 13.11% at December 31, 2015. The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2016. Additionally, as of September 30, 2016, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the third quarter of 2016 equaled $5,118 or $0.69 per share compared to $4,409 or $0.58 per share for the third quarter of 2015. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.05% for the third quarter of 2016 and 1.00% for the same period in 2015. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.95% for the third quarter of 2016 compared to 7.00% for the third quarter of 2015. Net income through nine months in 2016 equaled $14,855 or $2.01 per share compared to $13,884 or $1.84 per share for the same period of 2015. Our ROA and ROE were 1.04% and 7.76% through nine months in 2016 compared to 1.07% and 7.47% for the same period of 2015. Gains on sale of investment securities were $623 for the nine months ended September 30, 2016 and $979 for the same period in 2015.

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

For the three months ended September 30, tax-equivalent net interest income increased $1,687 to $16,578 in 2016 from $14,891 in 2015. The net interest spread increased to 3.63% for the three months ended September 30, 2016 from 3.61% for the three months ended September 30, 2015. The tax-equivalent net interest margin increased to 3.76% for the third quarter of 2016 from 3.74% for the comparable period of 2015. The tax-equivalent net interest margin for the second quarter of 2016 was 3.81%. Loan accretion in the third quarter of 2016 related to loans acquired in the 2013 Penseco merger was $189, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan accretion recognized on these loans in the third quarter of 2015 was $128, also resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Without such interest income, the tax equivalent net interest margin for the three months ended September 30 would have been 3.72% in 2016 and 3.70% in 2015.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $2,027, to $18,403 in 2016 as compared to $16,376 in 2015. The overall yield on earning assets, on a fully tax-equivalent basis, increased 6 basis points for the three months ended September 30, 2016 to 4.17% as compared to 4.11% for the three months ended September 30, 2015. The increase in the yield on earning assets resulted from the sale of lower yielding investment securities available-for-sale in 2016. The overall yield earned on investments increased 34 basis points for the third quarter of 2016 to 2.94% from 2.60% for the third quarter of 2015. Average investments decreased to $259,822 for the quarter ended September 30, 2016 compared to $323,650 for the same period in 2015.

Total interest expense increased $340, to $1,825 for the three months ended September 30, 2016 from $1,485 for the three months ended September 30, 2015. An unfavorable volume variance caused the increase. An increase in the average volume of interest bearing liabilities of $183,672 coupled with a 4 basis point increase in the cost of funds comparing the three months ended September 30, 2016 and 2015 caused the increase.

For the nine months ended September 30, tax-equivalent net interest income increased $3,940 to $48,604 in 2016 from $44,664 in 2015. The net interest spread decreased to 3.66% for the nine months ended September 30, 2016 from 3.69% for the nine months ended September 30, 2015. The tax-equivalent net interest margin for the nine months ended September 30 was 3.79% in 2016 compared to 3.82% in 2015. Loan accretion income in the nine months ended September 30, 2016 related to loans acquired in the fourth quarter of 2013 was $561, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan accretion income on these loans recognized in the first nine months of 2015 was $475, again resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Without such interest income, the tax equivalent net interest margin for the nine months ended September 30 would have been 3.75% in 2016 and 3.78% in 2015.

For the nine months ended September 30, 2016, tax-equivalent interest income increased $4,782, to $53,914 as compared to $49,132 for the nine months ended September 30, 2015. A volume variance in interest income of $7,475 attributable to an increase in the average balance of earning assets was partially offset by a $2,693 unfavorable rate variance due primarily to a decrease in the yield on loans. Specifically, the increase was primarily due to a $200,179 increase in average loans for the first nine months of 2016 from the same period in 2015. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the nine months ended September 30, 2016 to 4.21% as compared to 4.20% for the nine months ended September 30, 2015. This was a result of the sale of lower yielding investment securities available-for-sale in 2016 which was countered by increased market competition for new loans.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Total interest expense increased $842 to $5,310 for the nine months ended September 30, 2016 from $4,468 for the nine months ended September 30, 2015. A volume variance caused interest expenses to increase $1,037. The average volume of interest bearing liabilities increased to $1,301,253 for the nine months ended September 30, 2016, as compared to $1,165,280 for the nine months ended September 30, 2015. Offsetting the volume variance, a rate variance of $195 resulted in the increased interest expense through nine months in 2016. The cost of funds increased to 0.55% for the nine months ended September 30, 2016 as compared to 0.51% for the same period in 2015.

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

	Nine months ended
	September 2016			September 2015
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,330,166	$44,400	4.46%	$1,165,215	$40,072	4.60%
Tax-exempt	107,414	3,540	4.40	72,186	2,638	4.89
Investments:
Taxable	146,734	1,911	1.74	210,439	2,507	1.59
Tax-exempt	125,790	4,017	4.27	104,480	3,843	4.92
Interest-bearing deposits	1,808	46	3.40	6,473	63	1.30
Federal funds sold				4,987	9	0.24
Total earning assets	1,711,912	53,914	4.21%	1,563,780	49,132	4.20%
Less: allowance for loan losses	14,381	—		11,028	—
Other assets	201,375	—		177,441	—
Total assets	$1,898,906	53,914		$1,730,193	49,132
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$215,747	605	0.37%	$197,112	485	0.33%
NOW accounts	295,906	843	0.38	267,797	726	0.36
Savings accounts	391,830	525	0.18	399,060	623	0.21
Time deposits less than $100	163,395	1,283	1.05	172,806	1,369	1.06
Time deposits $100 or more	109,753	705	0.86	87,914	486	0.74
Short-term borrowings	65,117	282	0.58	8,581	23	0.36
Long-term debt	59,505	1,067	2.40	32,010	756	3.16
Total interest-bearing liabilities	1,301,253	5,310	0.55	1,165,280	4,468	0.51
Noninterest-bearing deposits	326,434	—		301,619	—
Other liabilities	15,420	—		14,686	—
Stockholders’ equity	255,799	—		248,608	—
Total liabilities and stockholders’ equity	$1,898,906	5,310		$1,730,193	4,468
Net interest income/spread		$48,604	3.66%		$44,664	3.69%
Net interest margin			3.79%			3.82%
Tax-equivalent adjustments:
Loans		$1,239			$923
Investments		1,406			1,345
Total adjustments		$2,645			$2,268

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2016.

For the three and nine months ended September 30, 2016, the provision for loan losses totaled $1,200 and $3,600, compared to $900 and $2,400 for the same periods in 2015. The increase in the provision for the quarter and year-to-date periods ended September 30, 2016 were primarily a result of greater loan growth as compared to the corresponding periods of the prior year.

Noninterest Income:

Noninterest income for the third quarter increased $10 or 0.3% to $4,025 in 2016 from $4,015 in 2015. For the nine months ended September 30, 2016, noninterest income totaled $12,029, an increase of $79 or 0.7% from $11,950 for the comparable period of 2015. Service charges, fees and commissions decreased $172, or 3.7% to $4,513 through nine months in 2016 from $4,685 for the same period in 2015. Merchant services income increased $273 to $3,209 for the nine months ended September 30, 2016 from $2,936 for the same period last year as a result of an increase in the number of merchant accounts serviced. Income generated from commissions and fees on fiduciary activities increased $8 to $1,495 for the nine months ended September 30, 2016 in comparison to $1,487 for the same period in 2015 due to additional executor fees generated in 2016. Income generated from our wealth management division increased $352 to $979 through the first nine months of 2016 in comparison to $627 over that same period in 2015 due to the addition of retirement plan servicing to the wealth management platform in 2016. Mortgage banking income decreased $51 to $616 through nine months in 2016 compared to $667 for the comparable period in 2015 as the volume of loans originated for sale declined. Life insurance investment income increased $25 to $594 for the nine months ended September 30, 2016 from $569 for the same period in 2015. We purchased an additional $1,500 of bank owned life insurance in February 2016 thus generating additional income. Gains from the sale of investment securities available-for-sale decreased to $623 for the nine months ended September 30, 2016 compared to $979 for the same period in 2015.

For the three months ended September 30, noninterest income increased to $4,025 in 2016 from $4,015 in 2015. Increases in service charges, fees and commissions, income from merchant services, wealth management, mortgage banking income and life insurance income were partially offset by declines in commissions and fees on fiduciary activities. There were no net gains on sale of investment securities available-for-sale for the quarter ended September 30, 2016. Net gains on sale of investment securities available-for-sale were $147 during the corresponding quarter of 2015.

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

For the third quarter, noninterest expense increased $311 or 2.7% to $12,017 in 2016 from $11,706 in 2015. For the nine months ended September 30, noninterest expense increased $1,437 or 4.2% to $35,748 in 2016 from $34,311 in 2015.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Personnel costs increased 2.8%, net occupancy and equipment costs increased 2.0%, merchant services expense increased 13.2% and other expenses increased by 6.9% comparing year-to-date 2016 and 2015.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $5,466 for the third quarter of 2016, an increase of $69 or 1.3% when compared to the third quarter of 2015. Salaries and employee benefits expense totaled $16,702 for the nine months ending September 30, 2016, an increase of $459 or 2.8% when compared to the same period of 2015. Costs related to our build out of our expansion plan and wealth management group contributed to the increase. Additional resources have been put in place in support of our expansion into the Lehigh Valley and King of Prussia markets.  The increase in the wealth management group was due to our acquisition of a retirement planning services group in the second half of 2015.

We experienced a $70 or 3.1% increase in net occupancy and equipment expense comparing the third quarters of 2016 at $2,316 and 2015 at $2,246. We experienced a $135 or 2.0% increase in net occupancy and equipment expense comparing $6,998 for the months ended September 30, 2016 and $6,863 for the same period in 2015. Unusually mild winter conditions led to a decrease in heating costs as well as a decrease in costs associated with snow removal during 2016 when compared to 2015. Expenditures for occupancy and equipment related projects picked up during the second and third quarters of 2016 when compared to those periods in 2015.

Merchant services expense increased $67 or 8.1% to $890 for the three months ended September 30, 2016 from $823 for the same period in 2015. Merchant services expense increased $264 or 13.2% to $2,270 for the nine months ended September 30, 2016 from $2,006 for the same period in 2015. The increase is due to higher volumes and correlates directly to the increase in merchant services income for the nine months ended September 30, 2016.

For the third quarter, other expenses increased $104 or 3.5% to $3,048 from $2,944 comparing 2016 to 2015. For the nine months ended September 30, other expenses increased $576 or 6.9% to $8,879 from $8,303 comparing 2016 to 2015. Higher contributions to the earned income tax credit (EITC) program of $615, in the current period, along with higher recruiting costs, coupled with gains on other real estate owned realized in the prior period were the primary reason for the increase.

Income Taxes:

We recorded income tax expense of $1,390 or 21.4% of pre-tax income, and $1,113 or 20.2% of pre-tax income for the three months ended September 30, 2016 and 2015. We recorded income tax expense of $3,785 or 20.3% of pre-tax income, and $3,751 or 21.3% of pre-tax income for the nine months ended September 30, 2016 and 2015. The three months ended September 30, 2016 includes investment tax credits of $894 compared to $841 for that same period last year. Additionally, a higher proportion of tax-exempt interest income to before tax income was recognized during the nine months ended September 30, 2016 compared to the same period in 2015.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2016, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2016
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	5.1	(20.0)	12.5	(45.0)
+300	4.2	(20.0)	11.0	(35.0)
+200	2.9	(10.0)	8.5	(25.0)
+100	1.7	(10.0)	5.6	(15.0)
Static
(100)	(3.2)	(10.0)	(14.7)	(15.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2016, would increase 1.7 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2015.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at September 30, 2016, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide

Peoples Financial Services Corp.

reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the period ended September 30, 2016 and through the date of this quarterly report on Form 10-Q and no such legal proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2016, we announced a stock repurchase program providing for the purchase of up to 225,000 shares of our outstanding common stock.  The timing, price and volume of repurchases under the program will be based on market conditions, relevant securities laws and other factors.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended September 30, 2016.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2016		$		214,537
August 31, 2016		$		214,537
September 30, 2016		$		214,537

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Peoples Financial Services Corp.

Item 6. Exhibits.

10.1	Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley.

31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Principal Executive Officer and Principal Financial Officer certifications pursuant to Section 1350.

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 7, 2016	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	/s/ John R. Anderson, III
John R. Anderson, III
Interim Principal Financial and Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1	Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley.

31.1	Principal Executive Officer Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	43

31.2	Principal Financial Officer Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	44

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to Section 1350.	45

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements.