Form 10-K
period 2016-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2017-03-16
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016 was approximately $289,406,757 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2017 was 7,394,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2017 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10K

For the Year Ended December 31, 2016

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

The ability of Peoples Financial Services Corp. to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause actual results of Peoples Financial Services Corp. to differ materially from those in the forward-looking statements include, but are not limited to: changes in interest rates; economic conditions, particularly in the Peoples Financial Services Corp. market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in the Peoples Financial Services Corp. market area; the ability to achieve the intended benefits of, or other risks associated with, business combinations; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and the ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

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

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, or “FDIC.” Peoples Bank’s twenty-five community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Peoples Advisors, LLC, provides investment advisory services through a third party to individuals and small businesses. Peoples Advisors, LLC did not meet the quantitative thresholds for required segment disclosure.

Market Areas

Our principal market area consists of Bucks, Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties in Pennsylvania and Broome County in New York. In addition, parts of Bradford County in Pennsylvania that borders Susquehanna and Wyoming Counties are also considered part of the market area.

Specifically, our market area is situated between:

•	Binghamton, Broome County, New York, located to the north; and
•	King of Prussia, Montgomery County, Pennsylvania, to the south.

Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or Lackawanna County, Pennsylvania. The southern part of Susquehanna County tends to gravitate south for both employment and shopping, while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Approximately half of our offices are located in and around Scranton, the largest city in Lackawanna County with the remaining offices located in counties that would be considered sparsely populated, as they are made up of many small towns and villages. Peoples entered into the Lehigh County market during the fourth quarter of 2014. This market has a greater population than the other counties served, with Bethlehem being the second largest city within Lehigh County.

Most recently, the Company entered the King of Prussia market, which includes parts of Bucks and Montgomery counties of Pennsylvania, with the establishment of a retail branch and team of experienced lenders.  Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing.  Unemployment rates at December 2016 were 3.6% in Montgomery County and 4.1% in Bucks County, lower than Pennsylvania’s state unemployment rate of 4.9% and the federal unemployment rate of 4.5%, according to the Bureau of Labor Statistics.

The Marcellus Shale formation located in the heart of our market area has provided economic benefits to the communities served and as a result to us. Natural gas producers have invested billions of dollars in Pennsylvania in lease and land acquisition, new well drilling, infrastructure development and community partnerships. The growth of our deposits, and to a lesser extent, loan portfolio, has been influenced by natural gas drilling activities.

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

Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal; student; home equity; and credit card. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; Small Business Administration; and agricultural and mineral rights. The terms offered on a loan vary depending primarily on the type of loan and credit-worthiness of the borrower.

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

We are not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on our operations. In the ordinary course of our business, our operations and earnings are not materially affected by seasonal changes or by compliance with Federal, state or local environmental laws or regulations.

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

One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or floors on decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2016, our regulatory limit on loans to one borrower was $30.5 million.

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

In our market area, we expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

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

We are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with us, and not involving more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to our capital levels.  Other laws restrict or prohibit transactions between Peoples Bank and its affiliates.

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from Peoples Bank. Both federal and state laws impose restrictions on our ability and the ability of Peoples Bank to pay dividends. Under such restrictions, Peoples Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividends unless Peoples Bank’s surplus would not be reduced by the payment of the dividend below 100% of our capital stock. Pennsylvania law requires that each year Peoples Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings if surplus does not equal at least 100 percent of our capital stock. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2016. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

Beginning January 1, 2015, all insured depository institutions were required to incorporate the revised regulatory capital requirements (see Supervision and Regulatory – Risk-Based Capital Requirements) into the prompt corrective action framework, including the new common equity tier 1 capital asset ratio and a higher tier 1 risk-based capital ratio.

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

•

“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions, and retained earnings.

•

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

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8%.
•	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. Full phase-in occurs on January 1, 2019.

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

At December 31, 2016, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 12.14%; its ratio of tier 1 capital to risk-weighted assets of 12.14%; its ratio of total capital to risk-weighted assets of 13.16%; and its leverage ratio of 9.88%.

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

Holding Company Capital Requirements.  Dodd-Frank requires the FRB to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion, consistent with safety and soundness.

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as Peoples Bank (assets of less than $10 billion), as of July 1, 2016, are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate.  For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and seven financial ratios.  The financial ratios are: the leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposits/total assets; a Loan Mix Index; and one-year asset growth rate.  Net income before taxes is for the trailing 12 months and is adjusted for mergers that occurred during the measurement period.  The one-year asset growth rate is adjusted for mergers and for acquisitions of failed banks. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

Corporate Governance.  Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets of $1.0 billion or more, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Dodd-Frank prohibits a depository institution from converting from a state to a federal charter, or vice versa, while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator, which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching.  Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers.  Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition–the acquisition of a bank outside its home state–unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees.  Dodd-Frank amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets of $10 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued its final rule, Regulation II, effective October 1, 2011. Consistent with Dodd-Frank, issuers with less than $10 billion in assets, like us, are exempt from debit card interchange fee standards.

Consumer Financial Protection Bureau.  Dodd-Frank created the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Ability to Repay and Qualified Mortgage Rule.  Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule on January 10, 2013, which became effective January 10, 2014, amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

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

Employees

As of December 31, 2016, we had 364 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principle component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2016 totaled $9.3 million.  Our non-performing assets were approximately $14.2 million on December 31, 2016, including $2.3 million of loans acquired as part of the merger net of the remaining credit adjustment of $1.6 million. Our allowance for loan and lease losses was approximately $16.0 million on December 31, 2016.

Our emphasis on the Northeastern Pennsylvania and Southern New York market area exposes us to a risk of loss associated with the region.

At December 31, 2016, $289.8 million or 18.9%, of our loan portfolio consisted of residential mortgage loans and $700.1 million or 45.7%, of our loan portfolio consisted of commercial real estate loans. A significant majority of these loans are made to borrowers or secured by properties located in Northeastern Pennsylvania and Broome County, New York. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2016, approximately 72.3% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The determination of the allowance for loan and lease losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If conditions in our regional real estate markets decline, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, if the current economic growth slows, the negative impact to our market areas could result in higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

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

At December 31, 2016, we had approximately $259.4 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2016, our available-for-sale securities had an unrealized gain, net of taxes, of $0.4 million.

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

We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2016, the market value of our shares exceeded the recorded book value. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.

Over the past few years, foreclosure timelines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, federal and state legal and regulatory actions, including additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize our losses.

Difficult market conditions have adversely affected our industry.

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2016, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. A worsening of economic conditions may impact our results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain noninterest-bearing deposits in the range of 15.0% to 30.0% of total deposits and, as of December 31, 2016, approximately 22.3% of our deposits were noninterest bearing.

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

We currently operate 25 branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

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

Proxy contests and shareholder litigation may adversely affect our results of operations.

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

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund depleted during the financial crisis, the FDIC has increased assessment rates of insured institutions. Under the Dodd-Frank Act, the FDIC must undertake several initiatives that will result in higher deposit insurance fees being paid to the FDIC. For example, an FDIC final rule issued on February 7, 2011 revises the assessment system applicable to large banks and implements the use of assets as the base for deposit insurance assessments instead of domestic deposits. FDIC rules adopted on March 15, 2016 and April 26, 2016 further adjust assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums or special assessments may adversely impact our earnings.

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

We operate 25 full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York. Five offices are leased and the balance are owned by Peoples Bank. We have received regulatory approval for two new banking offices in Bethlehem and Allentown, Pennsylvania, which are expected to be operational during 2017.

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

Part II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2017, there were approximately 3,597 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. Our 2013 Penseco merger agreement states that, unless 80% of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information on dividend restrictions on the Company and Peoples Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitation on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2016 and 2015 are summarized in the following table:

	2016			2015
			Dividends			Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$33.22	$38.77	$0.31	$39.35	$49.26	$0.31
Second Quarter	35.56	40.55	0.31	36.89	43.76	0.31
Third Quarter	37.93	40.76	0.31	34.56	41.60	0.31
Fourth Quarter	$39.17	$50.04	$0.31	$34.43	$41.96	$0.31

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
October 31, 2016		$		214,537
November 30, 2016		$		214,537
December 31, 2016		$		214,537

(1)

On February 2, 2016, our board of directors adopted a common stock repurchase plan whereby we were authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

The following line graph compares the cumulative total stockholder return on the Company’s common stock, based on the market price change and assumes reinvestment of dividends, with the cumulative total return of the index for The NASDAQ Bank Stocks and the index for the Russell 2000 Stocks during the five-year period ended December 31, 2016. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Peoples Financial Services Corp.	100.00	111.24	142.43	191.27	151.34	199.83
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45

Source : SNL Financial LC,

Charlottesville, VA

©2017

Item 6.Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2016	2015	2014	2013	2012
Condensed statements of financial performance:
Interest income	$68,984	$63,041	$63,956	$37,370	$37,591
Interest expense	7,251	6,037	6,642	4,169	5,362
Net interest income	61,733	57,004	57,314	33,201	32,229
Provision for loan losses	5,000	3,700	3,524	2,361	924
Net interest income after provision for loan losses	56,733	53,304	53,790	30,840	31,305
Noninterest income	15,888	15,719	15,251	11,762	11,441
Noninterest expense	48,030	46,779	45,933	36,396	29,099
Income before income taxes	24,591	22,244	23,108	6,206	13,647
Provision for income tax expense	5,008	4,521	5,459	485	3,058
Net income	$19,583	$17,723	$17,649	$5,721	$10,589
Condensed statements of financial position:
Investment securities	$269,927	$297,044	$354,251	$317,010	$177,293
Net loans	1,517,004	1,327,890	1,199,556	1,167,966	616,580
Other assets	212,511	194,124	187,862	203,245	124,169
Total assets	$1,999,442	$1,819,058	$1,741,669	$1,688,221	$918,042
Deposits	$1,588,757	$1,455,810	$1,425,558	$1,379,507	$721,948
Short-term borrowings	82,700	38,325	19,557	22,052	8,019
Long-term debt	58,134	60,354	33,140	36,743	45,397
Other liabilities	13,233	15,801	16,635	11,127	10,232
Stockholders’ equity	256,618	248,768	246,779	238,792	132,446
Total liabilities and stockholders’ equity	$1,999,442	$1,819,058	$1,741,669	$1,688,221	$918,042
Per share data:
Net income	$2.65	$2.36	$2.34	$1.21	$2.37
Cash dividends declared	1.24	1.24	1.24	1.23	1.23
Stockholders’ equity	$34.71	$33.57	$32.69	$31.62	$29.65
Cash dividends declared as a percentage of net income	46.79%	52.54%	53.03%	96.33%	51.98%
Average common shares outstanding	7,396,716	7,516,451	7,548,825	4,733,059	4,467,261

Selected ratios (based on average balances):
Net income as a percentage of total assets	1.02%	1.02%	1.03%	0.58%	1.14%
Net income as a percentage of stockholders’ equity	7.64	7.13	7.29	4.01	8.07
Stockholders’ equity as a percentage of total assets	13.36	14.26	14.12	14.43	14.18
Tier I capital as a percentage of adjusted total assets	10.16	10.80	10.76	10.12	11.50
Net interest income as a percentage of earning assets	3.77	3.81	3.86	3.91	4.08
Loans, net, as a percentage of deposits	95.81%	87.55%	84.13%	87.72%	88.69%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	12.49%	13.52%	14.75%	13.62%	16.80%
Total capital as a percentage of risk-weighted assets	13.51	14.47	15.61	14.29	17.96
Allowance for loan losses as a percentage of loans, net	1.04	0.97	0.85	0.74	1.11
Nonperforming loans as a percentage of loans, net	0.90%	0.86%	0.85%	1.60%	0.50%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 35.0% for the years 2016, 2015 and 2014 and 34.0% for the years 2013 and 2012.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2016 versus 2015

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2016 versus 2015 contained in this Annual Report on Form 10-K.

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

Operating Environment:

The United States economy slowed in 2016, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annual rate of 1.9 percent in the fourth quarter, compared to 3.5 percent in the third quarter. The economy grew at 1.6 percent for all of 2016, the worst performance since 2011, after growing at a rate of 2.6 percent in 2015. Again in 2016, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) remained on hold for the majority of the year, keeping the target federal funds rate at a range of .25% to .50%. At their December 2016 meeting, the FOMC raised interest rates for the first time in 2016, when they voted to set the new target federal funds rate at a range of .50% to .75%, a 25 basis point increase. The FOMC stated at this meeting that they expect economic conditions will continue to improve and have targeted 3 additional rate hikes in 2017.

Inflation picked up somewhat in 2016, as the consumer price index (“CPI”) registered 2.1 percent for 2016, just eclipsing the FOMC’s benchmark of 2.0 percent. The CPI was 0.7 percent in 2015. Moreover, the core personal consumption expenditure price index, which ignores food and energy, averaged 2.2 percent in 2016.

On a national level, employment conditions improved in 2016. The civilian labor force increased 1.7 million, while the number of people employed increased 2.1 million in 2016. As a result, the annual unemployment rate for the U.S. fell in 2016 when compared to 2015. All sectors of employment, with the exception of manufacturing, reported employment gains from the end of 2015.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2016 and 2015, are summarized as follows:

	2016	2015
United States	4.9%	5.4%
New York (statewide)	4.9	5.3
Pennsylvania (statewide)	5.4	5.1
Broome County	5.4	6.1
Bucks County	4.6	4.5
Lackawanna County	5.7	5.7
Lehigh County	5.5	5.2
Luzerne County	6.4	6.3
Monroe County	6.3	6.2
Montgomery County	4.2	4.0
Susquehanna County	5.5	5.4
Wayne County	5.8	5.7
Wyoming County	6.2%	5.9%

Employment conditions deteriorated for the Commonwealth of Pennsylvania in 2016 as evidenced by an increase in the unemployment rate to 5.4 percent in 2016 from 5.1 percent in 2015. Conversely, the unemployment rate for New York State dropped to 4.9 percent in 2016, from 5.3 percent in 2015. With respect to the markets we serve, the unemployment rate increased in eight of the counties in which we have branches or ATM locations, remained the same in one and decreased in one. The lowest unemployment rate in 2016, for all of the counties we serve, was Montgomery County at 4.2 percent. The slight downturn in employment figures in a majority of our markets could have a negative impact on loan performance.

With respect to the banking industry, net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2016 totaled $171.7 billion, an increase of $7.8 billion or 4.8 percent from 2015. Approximately 65.2 percent of all institutions reported higher net income in 2016, while only 4.2 percent reported net losses. This is the lowest annual proportion of unprofitable institutions for the industry since 2004. Loan loss provisions of $47.8 billion in 2016 were $10.7 billion or 28.8 percent more than banks set aside in 2015. This is the second consecutive year that loan loss provisions have been higher than the preceding year, and the total allocation for 2015 was the largest amount since 2012. Net interest income increased for the third year in a row, by $29.8 billion or 6.9 percent. Noninterest income was $0.8 billion or 0.3 percent below the level of 2015, as servicing fee income decreased by $0.8 billion or 7.4 percent. Realized gains on sales of loans were $1.9 billion or 14.0 percent higher than a year ago. Total noninterest expense decreased $5.1 billion or 1.2 percent comparing 2016 and 2015. The average return on average assets for 2016 was 1.04 percent, unchanged from 2015.

The United States economy continued to improve in 2016. This could affect future interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to keep fund costs low. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.” The Company services its retail and commercial customers through twenty-five full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

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

Peoples Advisors, LLC did not meet the quantitative threshold for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Peoples Bank’s twenty-five community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within its Pennsylvania and New York market, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

Total assets, loans and deposits were $2.0 billion, $1.5 billion and $1.6 billion, respectively, at December 31, 2016. Total assets, loans and deposits grew 9.9 percent, 14.3 percent and 9.1 percent, respectively, compared to 2015 year-end balances.

The loan portfolio consisted of $1.1 billion of business loans, including commercial and commercial real estate loans, and $424.0 million in retail loans, including residential mortgage and consumer loans at December 31, 2016. Total investment securities were $269.9 million at December 31, 2016, including $259.4 million of investment securities classified as available-for sale and $10.5 million classified as held-to-maturity. Total deposits consisted of $353.7 million in noninterest-bearing deposits and $1.2 billion in interest-bearing deposits at December 31, 2016.

Stockholders’ equity equaled $256.6 million, or $34.71 per share, at December 31, 2016, and $248.8 million, or $33.57 per share, at December 31, 2015. Dividends declared for the 2016 amounted to $1.24 per share representing 46.8 percent of net income.

Nonperforming assets equaled $14.2 million or 0.93 percent of loans, net and foreclosed assets at December 31, 2016, up from $12.5 million or 0.93 percent at December 31, 2015. The allowance for loan losses equaled $16.0 million or 1.04 percent of loans, net, at December 31, 2016, compared to $13.0 million or 0.97 percent at year-end 2015. Loans charged-off, net of recoveries equaled $2.0 million or 0.14 percent of average loans in 2016, compared to $1.1 million or 0.08 percent of average loans in 2015.

Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2016, our portfolio consisted primarily of short-term U.S. Treasury and Government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

For the majority of 2016 the FOMC kept the target federal funds rate at a range of 0.25% to 0.50%. At their December 2016 meeting, the FOMC decided to raise the target range for the federal funds rate to 0.50% to 0.75%.  The FOMC expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will strengthen somewhat further. The Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and Government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury ranged from a low of 56 basis points to a high of 129 basis points during 2016 before ending the year at 1.20 percent. The yield on the 10-year U.S. Treasury ranged from a low of 137 basis points to a high of 260 basis points while ending 2016 at 2.45 percent. Since bond prices move inversely to yields, we experienced a decline in the aggregate fair value of our investment portfolio when comparing December 31, 2016 to December 31, 2015 due to higher rates at year end 2016.  The net unrealized holding gains included in our available-for-sale investment portfolio was $553 thousand at December 31, 2016 compared to $4.6 million at December 31, 2015.  We reported net unrealized holding gains, included as a separate component of stockholders’ equity of $359 thousand, net of income taxes of $194 thousand, at December 31, 2016, and $3.0 million, net of income taxes of $1.6 million, at December 31, 2015. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2016, indicated that should general market rates increase by 100, 200 and 300 basis points, we would anticipate declines of 3.0 percent, 6.1 percent and 9.1 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2016		2015		2014
December 31,	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$7,438	2.76%	$9,999	3.37%	48,550	13.70
U.S. Government-sponsored enterprises	80,913	29.98	69,060	23.25	$96,245	27.17%
State and municipals:
Taxable	15,225	5.64	16,545	5.57	17,407	4.91
Tax-exempt	119,462	44.25	131,789	44.36	100,271	28.31
Mortgage-backed securities:
U.S. Government agencies	21,110	7.82	31,652	10.66	37,576	10.61
U.S. Government-sponsored enterprises	25,779	9.55	37,999	12.79	54,202	15.30
Total	$269,927	100.00%	$297,044	100.00%	$354,251	100.00%

Investment securities decreased $27.1 million, to $269.9 million at December 31, 2016, from $297.0 million at December 31, 2015. At December 31, 2016, the investment portfolio consisted of $259.4 million of investment securities classified as available-for-sale and $10.5 million classified as held-to-maturity. Strong loan demand during the first three quarters of 2016 resulted in using a portion of the investment cash flow to fund loans. Excess cash flow from investment payments and repayments was directed back into the investment portfolio in the fourth quarter of 2016. Security purchases totaled $62.0 million in 2016, with the majority of the purchases consisting of short-term U.S. Treasury securities and intermediate- term U.S. government sponsored enterprises securities. Investment purchases in 2015 amounted to $90.4 million.

Repayments of investment securities totaled $54.7 million in 2016 and $60.8 million in 2015. We received proceeds of $27.4 million from the sale of investment securities in 2016 and $82.0 million in 2015. Net gains recognized on the sale of investment securities available-for-sale totaled $623 in 2016 and $1,189 in 2015. The 2016 sales consisted of $17.1 million of short-term U.S. Government-sponsored enterprises securities and $10.3 million of short-term U.S. Treasury securities. We continually analyze the investment portfolio with respect to its exposure to various risk elements.

The composition of our investment portfolio changed during 2016 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. Government-sponsored enterprise securities comprised 32.7 percent of our total portfolio at year-end 2016 compared to 26.6 percent at the end of 2015.  Tax-exempt municipal obligations declined slightly as a percentage of the total portfolio to 44.3 percent at year-end 2016 from 44.4 percent at the end of 2015. The weighted average life of the investment portfolio shortened to 4.4 years at December 31, 2016 from 5.0 years at year end 2015, while the effective duration of the investment portfolio increased slightly to 2.9 years at December 31, 2016 from  2.7 years at December 31, 2015.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2016, 2015 and 2014. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $271.3 million and equaled 15.7 percent of average earning assets in 2016, compared to $311.2 million and equaled 19.7 percent of average earning assets in 2015. The tax-equivalent yield on the investment portfolio increased eighteen basis points to 2.89 percent in 2016 from 2.71 percent in 2015.

At December 31, 2016 and 2015, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2016, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2016	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities			$4,986	1.81%	2452	1.68			$7,438	1.77%
U.S. Government-sponsored enterprises	$26,168	0.96%	38,552	1.33	$16,193	1.57%			80,913	1.26
State and municipals:
Taxable			2,961	3.46	12,264	4.25			15,225	4.10
Tax-exempt	10,955	5.70	47,989	2.59	21,032	3.98	$39,486	6.22%	119,462	4.29
Mortgage-backed securities:
U.S. Government agencies	260	1.40	11,878	1.66	12,371	2.43	1,270	1.69	25,779	2.03
U.S. Government-sponsored enterprises	324	0.79	12,660	1.66	6,880	1.46	1,246	0.86	21,110	1.53
Total	$37,707	2.33%	$119,026	1.98%	$71,192	2.86%	$42,002	5.91%	$269,927	2.85%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2016		2015		2014		2013		2012
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$408,814	26.67%	$365,767	27.28%	$319,590	26.41%	$350,680	29.80%	$91,724	14.71%
Real estate:
Commercial	700,144	45.67	567,277	42.30	493,481	40.79	413,058	35.11	217,496	34.88
Residential	289,781	18.90	306,218	22.84	322,454	26.65	322,062	27.37	261,912	42.01
Consumer	134,226	8.76	101,603	7.58	74,369	6.15	90,817	7.72	52,398	8.40
Loans, net	1,532,965	100.00%	1,340,865	100.00%	1,209,894	100.00%	1,176,617	100.00%	623,530	100.00%
Less: allowance for loan loss	15,961		12,975		10,338		8,651		6,950
Net loans	$1,517,004		$1,327,890		$1,199,556		$1,167,966		$616,580

Loans, net increased $192.1 million or 14.3 percent in 2016 to $1.5 billion at December 31, 2016. Business loans, including commercial loans and commercial real estate loans, were $1.1 billion or 72.3 percent of loans, net at December 31, 2016, and $933.0 million or 69.6 percent at year-end 2015. Residential mortgages and consumer loans totaled $424.0 million or 27.7 percent of loans, net at year-end 2016 and $407.8 million or 30.4 percent at year-end 2015. Loan growth remained strong throughout 2016.  Loans, net grew at an annual rate of 14.3 percent in 2016.  More than half of the increase in loans in 2016 was attributable to the continued growth fostered by our entrance into the Lehigh Valley market during the fourth quarter of 2014 by establishing a community banking office with a dedicated team of commercial and retail lenders. Additional growth was attained through our entrance into the King of Prussia market initially by establishing a loan production office and then by opening a retail branch in the fourth quarter of 2016. The remainder of such growth was generated from improved demand for business lending in existing markets. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we expect to be as well received in this new market as we are in our existing markets.

Loans averaged $1.5 billion in 2016, compared to $1.3 billion in 2015. Taxable loans averaged $1.4 billion, while tax-exempt loans averaged $107.0 million in 2016. Due to improving loan demand, the loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 84.2 percent in 2016, an increase from 79.6 percent in 2015.

The prime rate remained at 3.50 percent for the majority of 2016, increasing to 3.75 percent in December at the conclusion of the FOMC meeting.  The tax-equivalent yield on our loan portfolio decreased 16 basis points to 4.43 percent in 2016 from 4.59 percent in 2015.  Included in loan interest income in 2016 was credit fair value accretion of $649.0 thousand which increased the tax-equivalent net interest margin by 4 basis points.  Comparatively, loan accretion included in loan interest income in 2015 totaled $665.5 thousand which increased the tax-equivalent net interest margin by 4 basis points. The effect of low market rates on our loan portfolio’s yield can be evidenced by evaluating quarterly loan yields, which continued to decline during each of the four quarters of 2016.  During 2016, the tax-equivalent yield fell by 19 basis points from 4.52 in the first quarter of 2016 to 4.33 percent in the fourth quarter.  The increase in the prime rate during the fourth quarter positively benefited loan yields. However, the yield on the loan portfolio may continue to decline as repayments on higher yielding loans are replaced with new originations at lower yields. Moreover, increased competition will continue to prompt more aggressive pricing for fixed rate intermediate term loans, and thus lower yields further.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2016, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

	Within one	After one but	After five
December 31, 2016	year	within five years	years	Total
Maturity schedule:
Commercial	$136,570	$139,360	$132,884	$408,814
Real estate:
Commercial	136,071	354,693	209,380	700,144
Residential	73,211	151,903	64,667	289,781
Consumer	51,608	73,266	9,352	134,226
Total	$397,460	$719,222	$416,283	$1,532,965

Predetermined interest rates	$156,161	$284,799	$123,261	$564,221
Floating or adjustable interest rates	241,299	434,423	293,022	968,744
Total	$397,460	$719,222	$416,283	$1,532,965

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2016, market interest rates remained at historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 36.8 percent of the loan portfolio at December 31, 2016, compared to floating or adjustable-rate loans at 63.2 percent. Approximately 47.9 percent of the loan portfolio is expected to reprice within the next 12 months.

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

Loan concentrations are considered to exist when the total amount of loans to any one borrower, or a multiple number of borrowers engaged in similar business activities or having similar characteristics, exceeds 25.0 percent of loans outstanding in any one category. We provide deposit and loan products and other financial services to individual and corporate customers in our current market area. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for geographic concentrations.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2016	2015	2014
Commitments to extend credit	$235,878	$257,011	$187,351
Unused portions of lines of credit	57,784	52,794	48,610
Commercial letters of credit	31,051	20,017	30,609
Total	$324,713	$329,822	$266,570

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $58 and $47 at December 31, 2016 and 2015. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Asset Quality:

We are committed to developing and maintaining sound, quality assets through our credit risk management policies and procedures. Credit risk is the risk to earnings or capital which arises from a borrower’s failure to meet the terms of their loan obligations. We manage credit risk by diversifying the loan portfolio and applying policies and procedures designed to foster sound lending practices. These policies include certain standards that assist lenders in making judgments regarding the character, capacity, cash flow, capital structure and collateral of the borrower.

With regard to managing our exposure to credit risk in light of general devaluations in real estate values, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 80.0 percent of the appraised value. With regard to residential mortgages, customers with loan-to-value ratios in excess of 80.0 percent are generally required to obtain Private Mortgage Insurance (PMI). PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0 percent and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

With respect to lending procedures, lenders and our credit underwriters must determine the borrower’s ability to repay their loans based on prevailing and expected market conditions prior to requesting approval for the loan. The Board of Directors establishes and reviews, at least annually, the lending authority for certain Senior Officers, loan underwriters and branch personnel. Credit approvals beyond the scope of these individual authority levels are forwarded to a Loan Committee. This Committee, comprised of certain members of senior management, review credits to monitor the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and the examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans.

Credit risk is also managed by monthly internal reviews of individual credit relationships in our loan portfolio by credit administration and the asset quality committee. These reviews aid us in identifying deteriorating financial conditions of borrowers and allows us the opportunity to assist customers in remedying these situations.

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

Distribution of nonperforming assets

December 31	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial	$934	$1,632	$1,322	$2,035	$304
Real estate:
Commercial	7,016	1,680	1,275	9,172	145
Residential	2,961	4,424	3,047	3,569	1,800
Consumer	155	148	122	90	31
Total nonaccrual loans	11,066	7,884	5,766	14,866	2,280
Troubled debt restructured loans:
Commercial	1,150			2,487	351
Real estate:
Commercial	141	2,325	2,457
Residential	618	536	476
Consumer
Total troubled debt restructured loans	1,909	2,861	2,933	2,487	351
Accruing loans past due 90 days or more:
Commercial				6
Real estate:
Commercial			136	200
Residential	558	525	1,062	678	243
Consumer	286	238	425	571	214
Total accruing loans past due 90 days or more	844	763	1,623	1,455	457
Total nonperforming loans	13,819	11,508	10,322	18,808	3,088
Foreclosed assets	393	957	561	648	656
Total nonperforming assets	$14,212	$12,465	$10,883	$19,456	$3,744
Nonperforming loans as a percentage of loans, net	0.90%	0.86%	0.85%	1.60%	0.50%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.93%	0.93%	0.90%	1.65%	0.60%

We experienced a slight decrease in our asset quality as evidenced by an increase in nonperforming assets of $1.7 million or 14.0 percent to $14.2 million or 0.93 percent of loans, net of unearned income, and foreclosed assets at December 31, 2016, from $12.5 million or 0.93 percent of loans, net of unearned income, and foreclosed assets at the end of 2015. The increase resulted from a $3.2 million increase in nonaccrual loans, offset by a $564 decrease in foreclosed assets and by a decrease of $952 in troubled debt restructured loans.  For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of period	$12,975	$10,338	$8,651	$6,950	$6,711
Loans charged-off:
Commercial	776	246	601	5	78
Real estate:
Commercial	858	325	500	15	33
Residential	339	523	804	508	431
Consumer	495	333	386	313	275
Total	2,468	1,427	2,291	841	817
Loans recovered:
Commercial	86	77	9	1	1
Real estate:
Commercial	122	144	292	20	6
Residential	69	26	38	111	67
Consumer	177	117	115	49	58
Total	454	364	454	181	132
Net loans charged-off	2,014	1,063	1,837	660	685
Provision for loan losses	5,000	3,700	3,524	2,361	924
Allowance for loan losses at end of period	$15,961	$12,975	$10,338	$8,651	$6,950

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.14%	0.08%	0.15%	0.10%	0.11%
Allowance for loan losses as a percentage of period end loans	1.04%	0.97%	0.85%	0.74%	1.11%

The allowance for loan losses increased $3.0 million to $16.0 million at December 31, 2016, from $13.0 million at the end of 2015. The increase resulted from a provision for loan losses of $5.0 million exceeding net loans charged-off of $2.0 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.04 percent at the end of 2016, compared to 0.97 percent at the end of 2015. The reduction in this ratio compared to that of years prior to the merger date, was a result of applying the accounting guidance for loans that we acquired in connection with the merger which provides that there is no carryover of the related allowance for credit losses attributable to those loans. However, the guidance does require a credit quality adjustment be established as of the merger date. For a further discussion of the credit quality adjustment for loans acquired in the merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $951 to $2,014 in 2016 from $1,063 in 2015. Net charge-offs, as a percentage of average loans outstanding, equaled 0.14 percent in 2016 and 0.08 percent in 2015.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2016		2015		2014		2013		2012
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$225	0.18%	$759	0.16%	$1,240	0.33%	$1,500	0.61%	$351	0.10%
Real Estate:
Commercial	1,197	0.47	233	0.40	912	0.53	300	1.01	550	0.35
Residential	520	0.23	1,138	0.37	769	0.34	224	0.32	325	0.39
Consumer			117	0.01	38	0.01		0.01		0.01
Total specific	1,942	0.88	2,247	0.94	2,959	1.21	2,024	1.95	1,226	0.85
Formula:
Commercial	3,574	26.49	2,283	27.12	1,081	26.08	508	29.19	448	14.60
Real Estate:
Commercial	4,650	45.21	4,012	41.90	2,125	40.26	2,094	34.10	1,754	34.53
Residential	4,187	18.67	2,944	22.47	2,921	26.31	2,911	27.05	2,656	41.62
Consumer	1,608	8.75	1,466	7.57	1,252	6.14	1,114	7.71	866	8.40
Total formula	14,019	99.12	10,705	99.06	7,379	98.79	6,627	98.05	5,724	99.15
Total allocated allowance	15,961	100.00%	12,952	100.00%	10,338	100.00%	8,651	100.00%	6,950	100.00%
Unallocated allowance			23
Total	$15,961		$12,975		$10,338		$8,651		$6,950

The allocated element of the allowance for loan losses account increased $3,009 to $15,961 at December 31, 2016, compared to $12,952 at December 31, 2015.The specific portion of the allowance for loan losses decreased while the formula portions of the allowance for loan losses increased from the end of 2015. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $305 to $1,942 at December 31, 2016, from $2,247 at December 31, 2015. However, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $3,314 to $14,019 at December 31, 2016, from $10,705 at December 31, 2015. The decrease in the specific portion of the allowance was a result of a decrease in the calculated allowance on loans considered impaired despite an increase in the amount of impaired loans designated with a related allowance. The increase in the formula portion was due to higher loan volume and the relatively unchanged overall loss factor.

There was no unallocated element of the total allowance for loan losses at December 31, 2016.  As is inherent with all estimates, the allowance for loan losses methodology is subject to a certain level of imprecision as it provides reasonable, but not absolute, assurance that the allowance will be able to absorb probable losses, in their entirety, as of the financial statement date.  Factors, among others, including judgments made in identifying those loans considered impaired, appraisals of collateral values and measurements of certain qualitative factors, all cause this imprecision and support the establishment of the unallocated element.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 115.5 percent at December 31, 2016 and 112.8 percent at December 31, 2015. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2016.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $132.9 million or 9.1 percent to $1.6 billion at the end of 2016. Noninterest-bearing deposits grew $32.7 million or 10.2% while interest-bearing deposits increased $100.2 million or 8.8% in 2016. Noninterest-bearing deposits represented 22.3 percent of total deposits while interest-bearing deposits accounted for 77.7 percent of total deposits at December 31, 2016. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 22.0 percent and 78.0 percent of total deposits at year end 2015. With regard to noninterest-bearing deposits, personal checking accounts increased $9.6 million or 5.6 percent, while commercial checking accounts increased $23.1 million or 15.3 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the continuation of the low interest rate environment.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts, NOW accounts, and savings accounts, increased $86.5 million in 2016. Commercial interest-bearing transaction accounts increased $70.4 million, while personal interest-bearing transaction accounts increased $16.1 million. The increase in personal accounts was primarily due to increases in NOW and money market accounts of $7.9 million and savings accounts of $8.2 million. The strong growth in the commercial account types was due to our strategic initiative to grow our public fund deposits. Total time deposits increased $13.7 million to $285.7 million at December 31, 2016 from $272.0 million at December 31, 2015. The increase was primarily due to a promotional premium rate offered on a time deposit with a maturity slightly over one year.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2016		2015		2014
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$219,265	0.39%	$197,129	0.32%	$211,441	0.38%
NOW accounts	305,156	0.40	273,792	0.37	233,289	0.35
Savings accounts	391,631	0.18	396,606	0.20	378,272	0.27
Time deposits	273,691	0.98	262,860	0.96	296,763	0.94
Total interest-bearing	1,189,743	0.46%	1,130,387	0.44%	1,119,765	0.49%
Noninterest-bearing	330,295		303,647		291,685
Total deposits	$1,520,038		$1,434,034		$1,411,450

Total deposits averaged $1.5 billion in 2016 and $1.4 billion in 2015, increasing $86.0 million or 6.0 percent comparing 2016 to 2015. Average noninterest-bearing deposits increased $26.7 million, while average interest-bearing accounts grew $59.3 million. Average interest-bearing transaction deposits, including money market, NOW and savings accounts, increased $48.5 million while average total time deposits increased $10.8 million when comparing 2016 and 2015.

Our cost of interest-bearing deposits increased 2 basis points to 0.46 percent in 2016 from 0.44 percent in 2015. Specifically, the cost of interest-bearing transaction accounts increased 2 basis points to 0.30 percent while the cost of time deposits increased 2 basis points to 0.98 percent comparing 2016 and 2015. The increases to the cost of interest-bearing transaction deposits and to the cost of time deposits was due to the introduction of premium rate deposit specials at our new branch office in Kingston and our branch office in the Lehigh Valley in 2016.

Volatile deposits, time deposits $100 or more, averaged $111.0 million in 2016, an increase of $21.0 million or 23.7 percent from $90.0 million in 2015. Our average cost of these funds increased 11 basis points to 0.87 percent in 2016, from 0.76 percent in 2015. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2016	2015	2014
Within three months	$25,503	$14,851	$24,540
After three months but within six months	25,356	24,437	16,479
After six months but within twelve months	45,385	37,898	21,496
After twelve months	55,733	49,669	53,036
Total	$151,977	$126,855	$115,551

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

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the FHLB-Pgh. We relied on this type of funding more extensively in 2016 than in 2015 due to the strong loan growth experienced during the year. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Despite the FOMC taking action in the final month of 2016 by increasing the federal funds target rate 25 basis points, interest rates continue to be at exceptional low levels.  The timing and the magnitude of future monetary policy actions that will impact the current exceptionally low interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’

evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2016.

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

Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2016	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$197		$248		$445
Investment securities	12,888	$48,338	165,130	$43,571	269,927
Loans, net	474,209	259,704	631,488	167,564	1,532,965
Total rate-sensitive assets	$487,294	$308,042	$796,866	$211,135	$1,803,337
Rate-sensitive liabilities:
Money market accounts	$224,414				$224,414
NOW accounts	144,076		$186,838		330,914
Savings accounts			394,033		394,033
Time deposits less than $100	16,267	$41,534	66,590	$9,342	133,733
Time deposits $100 or more	25,503	70,741	47,066	8,667	151,977
Short-term borrowings	82,700				82,700
Long-term debt	9,825	7,901	37,835	2,573	58,134
Total rate-sensitive liabilities	$502,785	$120,176	$732,362	$20,582	$1,375,905
Rate-sensitivity gap:
Period	$(15,491)	$187,866	$64,504	$190,553
Cumulative	$(15,491)	$172,375	$236,879	$427,432
RSA/RSL ratio:
Period	0.97	2.56	1.09	10.26
Cumulative	0.97	1.28	1.17	1.31	1.31

At December 31, 2016 and 2015, we had cumulative one-year RSA/RSL ratios of 1.28 and 1.43. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC to raise short-term rates 25 basis points and their consideration to continue to raise short-term rates in the 2017, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earning from the potential risk of rising interest rates. During 2016 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged through the origination of five year fixed rate loans and purchase of intermediate-term investment securities.  ALCO will continue to focus efforts on strategies in 2017 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $137.0 million or 28.2 percent increase in RSL coupled with a $98.4 million or 14.1 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $92.6 million increase in interest-bearing transaction accounts and an increase in short-term borrowings of $44.4 million. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and certain commercial customer. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the “due within twelve months” category.

With respect to the increase in RSA maturing or repricing within a twelve month time horizon, loans, net increased $102.3 million while investment securities remained relatively constant. Although short-term interest rates began to increase during 2016, long-term interest rates fell causing a flattening in the yield curve. In an effort to mitigate IRR in the investment portfolio and provide a source of liquidity, we chose to invest in fixed-rate, short-term U.S. Government-sponsored agency securities. The increase in loans, net of unearned income, resulted from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2016, would increase slightly at 1.8 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2017 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2016, our maximum borrowing capacity with the FHLB-Pgh was $599.4 million of which $140.8 million was outstanding in borrowings. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve.  At December 31, 2016 our borrowing capacity at the Federal Reserve related to this program was $191.7 million and there were no amounts outstanding.

Based on our liquidity position at December 31, 2016, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2016. At December 31, 2016, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2016, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 14.4 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 6.5 percent. Comparatively, our ratios equaled 11.3 percent and 4.1 percent at the end of 2015, which indicated an increase in our reliance on noncore funds. Moreover, our Basic Liquidity Surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, improved to 4.2 percent at December 31, 2016, from 1.6 percent at December 31, 2015. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $7.0 million for the year ended December 31, 2016. For the year ended December 31, 2015, cash and cash equivalents increased $1.5 million. During 2016, cash provided by operating and financing activities was partially offset by cash used in investing activities.

 Operating activities provided net cash of $28.1 million in 2016 and $29.2 million in 2015. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $165.3 million in 2016. Net cash provided by financing activities was $61.7 million in 2015. Deposit gathering, which is our predominant financing activity, increased in both 2016 and 2015. Deposit gathering provided a net cash inflow in 2016 of $132.9 million and $30.3 million in 2015. Short-term borrowings increased $44.4 million in 2016 while proceeds from long-term debt of $30.0 million and a net increase in short-term borrowings of $18.8 million lead to the net cash provided by financing activities in 2015. Deposit gathering in 2016 was partially offset by $2.2 million repayments of long-term debt as well as cash dividends paid of $9.2 million. In 2015, deposit gathering was partially offset by a $5.2 million decrease for the retirement of common stock, a $2.7 million repayment of long-term debt and cash dividends paid of $9.3 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $186.4 million in 2016. Net cash used in investing activities was $89.4 million in 2015. Net cash used in lending activities was $195.4 million in 2016, an increase from $133.1 million in 2015. Activities related to our investment portfolio provided net cash of $20.1 million in 2016 and $52.4 million in 2015.

We anticipate our liquidity position to be stable in 2017. Based on our expansion in the Lehigh Valley market and expansion into King of Prussia, we are expecting loan demand to continue to be strong throughout 2017. We expect to fund such demand through deposit gathering, payments and prepayments on loans and investments and advances from the FHLB. Additionally, we anticipate a slowdown in deposit receipts from royalties related to the natural gas drilling industry. Moreover, if economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2017.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.5 percent at December 31, 2016, and 13.5 percent at December 31, 2015. Our Total capital ratio was 13.5 percent at December 31, 2016 and 14.5 percent at December 31, 2015. In addition, a new ratio effective January 1, 2015, requires the Company and Peoples Bank maintain a minimum common equity Tier 1 capital to risk-weighted assets of 4.5 percent.  Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.5 percent and 12.1 percent at December 31, 2016 and 13.5 percent and 13.1 percent at December 31, 2015.  Our Leverage ratio, which equaled 10.2 percent at December 31, 2016 and 10.8 percent at December 31, 2015, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 12.1 percent, 13.2 percent and 9.9 percent at December 31, 2016, and 13.1percent, 14.1percent and 10.5 percent at December 31, 2015. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2016 and 2015. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

Stockholders’ equity was $256.6 million or $34.71 per share at December 31, 2016, and $248.8 million or $33.57 per share at December 31, 2015. Stockholders’ equity grew $7.8 million in 2016 as net income was partially offset by an increase in accumulated other comprehensive loss, dividends and the retirement of common shares.

We declared dividends of $1.24 per share in 2016 and in 2015. The dividend payout ratio, dividends declared as a percent of net income, equaled 46.8 percent in 2016 and 52.5 percent in 2015. Our board of directors intends to continue paying cash dividends in the future. The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. Our ability to declare and pay dividends in the future, however, is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we were authorized to repurchase up to 370,000 shares of our outstanding common stock through open market purchases.  This plan was reauthorized and effectively continued during 2016, resulting in our repurchase and retirement of 16,463 shares for $604 thousand during the year.  On February 2, 2016, our board of directors again effectively continued the plan by authorizing the repurchase of up to 225,000 shares of our outstanding common stock through open market purchases.

Review of Financial Performance:

Net income was $19.6 million or $2.65 per share in 2016 and $17.7 million or $2.36 per share in 2015. The results for 2016 include net gains on sale of investment securities of $0.6 million compared to $1.2 million during 2015. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.02 percent and 7.64 percent for the year ended December 31, 2016. ROAA was 1.02 percent and ROAE was 7.13 percent for the year ended December 31, 2015.

Tax-equivalent net interest income was $65.2 million in 2016 and $60.1 million in 2015. Our net interest margin equaled 3.77 percent in 2016 and 3.81 percent in 2015. Noninterest income totaled $15.9 million in 2016 and $15.7 million in 2015. Noninterest expense was $48.0 million for the year ended December 31, 2016 compared to $46.8 million for the year ended December 31, 2015. Our productivity is measured by the operating efficiency ratio, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 57.8 percent in 2016.

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

Net interest income changes due to rate and volume

	2016 vs 2015			2015 vs 2014
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$5,898	$(1,769)	$7,667	$(312)	$(3,205)	$2,893
Tax-exempt	1,046	(370)	1,416	132	(203)	335
Investments:
Taxable	(678)	244	(922)	(754)	(135)	(619)
Tax-exempt	81	(570)	651	176	(364)	540
Interest-bearing deposits		60	(60)	11	17	(6)
Federal funds sold	(10)	(10)		(60)	6	(66)
Total interest income	6,337	(2,415)	8,752	(807)	(3,884)	3,077
Interest expense:
Money market accounts	215	137	78	(157)	(106)	(51)
NOW accounts	205	83	122	182	35	147
Savings accounts	(107)	(97)	(10)	(219)	(266)	47
Time deposits less than $100	(127)	(20)	(107)	(212)	150	(362)
Time deposits $100 or more	290	112	178	(72)	(82)	10
Short-term borrowings	349	39	310	(18)	(12)	(6)
Long-term debt	389	(261)	650	(109)	(67)	(42)
Total interest expense	1,214	(7)	1,221	(605)	(348)	(257)
Net interest income	$5,123	$(2,408)	$7,531	$(202)	$(3,536)	$3,334

For the year ended December 31, tax-equivalent net interest income was $65.2 million in 2016 and $60.1 million in 2015. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $7.5 million. A rate variance resulted in a decrease in net interest income of $2.4 million.

Average earning assets increased $152.3 million to $1,729.0 million in 2016 from $1,576.8 million in 2015 and accounted for an $8,752 increase in interest income. Average loans, net increased $200.8 million, which caused interest income to increase $9,083. Average taxable investments decreased $54.3 million comparing 2016 and 2015, which resulted in decreased interest income of $922 while average tax-exempt investments increased $14.4 million, which resulted in an increase to interest income of $651.

Average interest-bearing liabilities rose $138.9 million to $1,316.4 million in 2016 from $1,177.5 million in 2015 resulting in a net increase in interest expense of $1,221. Large denomination time deposits averaged $21.4 million more in 2016 and caused interest expense to increase $178.  A decrease of $10.5 million in average time deposits less than $100 reduced interest expense by $107. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $48.5 million, which in aggregate caused a $190 increase in interest expense. Short-term borrowings averaged $54.1 million more and increased interest expense $310 and long-term debt averaged $25.4 million more and increased interest expense by $650 comparing 2016 and 2015.

An unfavorable rate variance occurred, as there was no change in the tax-equivalent yield on earning assets while there was a slight increase in the cost of funds. As a result, tax-equivalent net interest income decreased $7,531 comparing 2016 and 2015. The tax-equivalent yield on earning assets remained level at 4.19 percent in 2016 resulting in a reduction in interest income of $2,415. While the tax-equivalent yield on the investment portfolio increased 18 basis points to 2.89 percent in 2016 from 2.71 percent in 2015, interest income decreased $326 due to changes in the mix of investments. The tax-equivalent yield on the loan portfolio decreased 16 basis points to 4.43 percent in 2016 from 4.59 percent in 2015 and resulted in a reduction in interest income of $2,139. The impact that lower reinvestment rates had on the tax-equivalent yield on the loan portfolio was partially mitigated by the recognition of loan fair value accretion resulting in an increase in the tax-equivalent net interest margin of 4 basis points in 2016.

The unfavorable rate variance caused by changes in the earning asset yields was slightly offset by a decrease of $7 in interest expense, which primarily resulted from a favorable mix of lower cost funding. We experienced increases in the rates paid on all major categories of interest-bearing liabilities with the exception of savings accounts, time deposits of less than $100 and long-term debt. Specifically, the cost of money market and NOW accounts increased 7 basis points and 3 basis points comparing 2016 and 2015. These increases resulted in an increase in interest expense of $220. The cost of savings accounts decreased 2 basis points which resulted in an decrease of $97 in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 decreased 1 basis point while time deposits $100 or more increased 11 basis points, which together resulted in a $92 increase in interest expense. The average rate paid on short-term borrowings increased 21 basis points in 2016 when compared to 2015, causing a $39 increase in interest expense. Interest expense was reduced $261 from a 66 basis point decline in the average rate paid on long-term debt.

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

 Summary of net interest income

	2016			2015
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,349,797	$59,902	4.44%	$1,180,610	$54,004	4.57%
Tax-exempt	106,544	4,663	4.38	74,956	3,617	4.83
Investments:
Taxable	147,329	2,564	1.74	201,663	3,242	1.61
Tax-exempt	123,942	5,289	4.27	109,575	5,208	4.75
Interest-bearing deposits	1,432	49	3.42	6,049	49	0.81
Federal funds sold				3,915	10	0.26
Total earning assets	1,729,044	72,467	4.19%	1,576,768	66,130	4.19%
Less: allowance for loan losses	14,781			11,392
Other assets	204,222			179,173
Total assets	$1,918,485			$1,744,549
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$219,265	854	0.39%	$197,129	639	0.32%
NOW accounts	305,156	1,208	0.40	273,792	1,003	0.37
Savings accounts	391,631	693	0.18	396,606	800	0.20
Time deposits less than $100	162,286	1,703	1.05	172,830	1,830	1.06
Time deposits $100 or more	111,405	971	0.87	90,030	681	0.76
Short-term borrowings	67,553	402	0.60	13,480	53	0.39
Long-term debt	59,066	1,420	2.40	33,644	1,031	3.06
Total interest-bearing liabilities	1,316,362	7,251	0.55%	1,177,511	6,037	0.51%
Noninterest-bearing deposits	330,295			303,647
Other liabilities	15,469			14,695
Stockholders’ equity	256,359			248,696
Total liabilities and stockholders’ equity	$1,918,485			$1,744,549
Net interest income/spread		$65,216	3.64%		$60,093	3.68%
Net interest margin			3.77%			3.81%
Tax-equivalent adjustments:
Loans		$1,632			$1,266
Investments		1,851			1,823
Total adjustments		$3,483			$3,089

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,085 in 2016, $1,177 in 2015 and $1,332 in 2014.

	2014
			Average
	Average	Interest Income/	Interest
	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,119,277	$54,316	4.85%
Tax-exempt	68,155	3,485	5.11
Investments:
Taxable	239,945	3,996	1.67
Tax-exempt	98,523	5,032	5.11
Interest-bearing deposits	7,047	38	0.54
Federal funds sold	29,666	70	0.24
Total earning assets	1,562,613	66,937	4.28%
Less: allowance for loan losses	9,397
Other assets	161,066
Total assets	$1,714,282
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$211,441	796	0.38%
NOW accounts	233,289	821	0.35
Savings accounts	378,272	1,019	0.27
Time deposits less than $100	207,866	2,042	0.98
Time deposits $100 or more	88,897	753	0.85
Short-term borrowings	14,871	71	0.48
Long-term debt	34,959	1,140	3.26
Total interest-bearing liabilities	1,169,595	6,642	0.57%
Noninterest-bearing deposits	291,685
Other liabilities	11,021
Stockholders’ equity	241,981
Total liabilities and stockholders’ equity	$1,714,282
Net interest income/spread		$60,295	3.71%
Net interest margin			3.86%
Tax-equivalent adjustments:
Loans		$1,220
Investments		1,761
Total adjustments		$2,981

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $5,000 in 2016 and $3,700 in 2015. The primary cause for the increase in the provision was an increase in the volume of loans originated. Commercial and consumer loans experienced an increase in the qualitative factor related to asset quality, while commercial real estate experienced an increase in the qualitative factor related to concentrations.  Partially offsetting these increases were decreases in the qualitative factors for residential real estate related to asset quality and loan balances.  Based on our most recent evaluation at December 31, 2016, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $169 or 1.1 percent to $15.9 million in 2016 from $15.7 million in 2015. Net gains on sale of investment securities were $623 in 2016 compared to $1,189 in 2015 an increase of $566 or 47.6 percent as we took advantage of fewer opportunities to sell U.S. Treasury securities at a gain as market yields increased in 2016. Revenue received from merchant services increased $344 or 8.9 percent to $4,199 in 2016 from $3,855 in 2015 due to an increase in the number of merchants serviced whom transact higher  volumes.  Wealth management income increased $453 or 53.6 percent comparing 2016 to 2015 as the plan to accelerate growth, which began in 2015, was in effect for the entirety of 2016.  Mortgage banking income increased $13 or 1.5 percent in 2016 compared to 2015 due to the leveling off of volumes which were again driven by the increase in market rates.  Revenue received from service charges, fees and commissions decreased $129 or 2.1 percent comparing 2016 and 2015 due to lower overdraft and deposit fees. Commissions and fees on fiduciary activities increased $30 or 1.5 percent comparing 2016 and 2015 due to an increase in executor fees. Income from investment in life insurance increased $24 or 3.1 percent to $791 in 2016 from $767 in 2015 due to additional life insurance contracts purchased in the first quarter of 2016.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2016	2015	2014
Salaries and employee benefits expense:
Salaries and payroll taxes	$18,655	$18,116	$16,358
Employee benefits	3,779	3,417	4,294
Salaries and employee benefits expense	22,434	21,533	20,652
Occupancy and equipment expenses:
Occupancy expense	5,284	5,551	5,572
Equipment expense	4,138	3,553	2,530
Occupancy and equipment expenses	9,422	9,104	8,102
Other expenses:
Merchant transaction expense	2,993	2,643	2,236
FDIC insurance and assessments	1,101	997	1,310
Professional fees and outside services	2,128	2,211	2,345
Other taxes	767	973	1,037
Stationery and supplies	736	744	774
Advertising	972	736	450
Amortization of intangible assets	1,186	1,195	1,334
Acquisition related expenses			1,725
Other	6,291	6,643	5,968
Other expenses	16,174	16,142	17,179
Total noninterest expense	$48,030	$46,779	$45,933

Noninterest expense was $48.0 million for the year ended December 31, 2016 compared to $46.8 million for the year ended December 31, 2015.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 46.7 percent of the total noninterest expense. Salaries and employee benefits expense increased $901 or 4.2 percent to $22.4 million in 2016 from $21.5 million in 2015. Salaries and payroll taxes increased $539 or 3.0 percent, while employee benefits expense increased $362 or 10.6 percent. Severances paid out in the first half of 2016 along with the addition of salaries and benefit costs associated with our expansion into Kingston, Lehigh Valley, and King of Prussia provided the majority of the increase.

Occupancy and equipment expense increased $318 or 3.5 percent to $9.4 million in 2016 from $9.1 million in 2015. Specifically, building-related costs decreased $267 or 4.8 percent while equipment-related costs increased $585 or 16.5 percent. The increase in equipment-related expenses was driven by costs associated with the opening of our community banking office in Kingston, Pennsylvania as well as the expansion into King of Prussia.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $16.2 million in 2016 and $16.1 million in 2015. Merchant transaction expenses increased $350 or 13.2 percent to $2,993 in 2016 compared to $2,643 in 2015 due to an increase in the volume of transactions processed and the number of merchant accounts serviced. This is in direct correlation to the increase in income generated from merchant services. All other expenses, including FDIC insurance and assessments, professional fees and outside services, other taxes, stationery and supplies, advertising and amortization of intangible assets and other expenses totaled $13,181 in 2016, a decrease of $318 or 2.4 percent, compared to $13,499 in 2015.

Income Taxes:

Our income tax expense was $5.0 million in 2016 and $4.5 million in 2015. The increase resulted from higher before tax income in 2016 compared to 2015. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. Our effective tax rate increased slightly to 20.4 percent in 2016, compared to 20.3 percent in 2015.

The effective tax rate in 2016 and 2015 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2016 and 2015. We anticipate investment tax credits from these investments of $1.1 million in 2017. Over the next eight years, we will recognize aggregate tax credits from our investments in these projects of $7.8 million.

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

Loan Portfolio:

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

Asset Quality:

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

Capital Adequacy:

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

For the majority of 2016 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0.25% to 0.50%. At their December 2016 meeting, the FOMC raised interest rates for the first time in twelve months voting to set the new target federal funds rate at a range of .50% to .75%, a 25 basis point increase. The FOMC stated it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2016, based on our simulation model, is summarized as follows:

	December 31, 2016
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	5.8	(20.0)	6.5	(40.0)
+300	4.7	(20.0)	5.8	(30.0)
+200	3.3	(10.0)	4.4	(20.0)
+100	1.8	(10.0)	3.3	(10.0)
Static
(100)	(4.2)	(10.0)	(9.4)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2016, would increase slightly at 1.8 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

Item 8.Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Peoples Financial Services Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2017

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2016	2015
Assets:
Cash and due from banks:
Cash and due from banks	$39,496	$28,218
Interest-bearing deposits in other banks	445	4,699
Total cash and due from banks	39,941	32,917
Investment securities:
Available-for-sale	259,410	284,935
Held-to-maturity: Fair value December 31, 2016, $10,714; December 31, 2015, $12,606	10,517	12,109
Total investment securities	269,927	297,044
Loans, net	1,532,965	1,340,865
Less: allowance for loan losses	15,961	12,975
Net loans	1,517,004	1,327,890
Premises and equipment, net	33,260	28,157
Accrued interest receivable	6,228	5,796
Goodwill	63,370	63,370
Intangible assets	4,211	5,397
Other assets	65,501	58,487
Total assets	$1,999,442	$1,819,058

Liabilities:
Deposits:
Noninterest-bearing	$353,686	$320,978
Interest-bearing	1,235,071	1,134,832
Total deposits	1,588,757	1,455,810
Short-term borrowings	82,700	38,325
Long-term debt	58,134	60,354
Accrued interest payable	462	560
Other liabilities	12,771	15,241
Total liabilities	1,742,824	1,570,290

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,394,143 shares at December 31, 2016 and 7,410,606 shares at December 31, 2015	14,788	14,821
Capital surplus	134,871	135,371
Retained earnings	111,114	100,701
Accumulated other comprehensive loss	(4,155)	(2,125)
Total stockholders’ equity	256,618	248,768
Total liabilities and stockholders’ equity	$1,999,442	$1,819,058

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2016	2015	2014
Interest income:
Interest and fees on loans:
Taxable	$59,902	$54,004	$54,316
Tax-exempt	3,031	2,351	2,265
Interest and dividends on investment securities:
Taxable	2,515	3,207	3,946
Tax-exempt	3,438	3,385	3,271
Dividends	48	35	50
Interest on interest-bearing deposits in other banks	50	49	38
Interest on federal funds sold		10	70
Total interest income	68,984	63,041	63,956

Interest expense:
Interest on deposits	5,429	4,953	5,431
Interest on short-term borrowings	402	53	71
Interest on long-term debt	1,420	1,031	1,140
Total interest expense	7,251	6,037	6,642
Net interest income	61,733	57,004	57,314
Provision for loan losses	5,000	3,700	3,524
Net interest income after provision for loan losses	56,733	53,304	53,790

Noninterest income:
Service charges, fees and commissions	6,116	6,245	6,484
Merchant services income	4,199	3,855	3,549
Commission and fees on fiduciary activities	1,976	1,946	2,179
Wealth management income	1,298	845	752
Mortgage banking income	885	872	648
Life insurance investment income	791	767	778
Net gain on sale of investment securities available-for-sale	623	1,189	861
Total noninterest income	15,888	15,719	15,251

Noninterest expense:
Salaries and employee benefits expense	22,434	21,533	20,652
Net occupancy and equipment expense	9,422	9,104	8,102
Merchant services expense	2,993	2,643	2,236
Amortization of intangible assets	1,186	1,195	1,334
Acquisition related expense			1,725
Other expenses	11,995	12,304	11,884
Total noninterest expense	48,030	46,779	45,933
Income before income taxes	24,591	22,244	23,108
Income tax expense	5,008	4,521	5,459
Net income	19,583	17,723	17,649

Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available-for-sale	(3,417)	(510)	4,343
Reclassification adjustment for net gain on sales included in net income	(623)	(1,189)	(861)
Change in benefit plan liabilities	917	(296)	(3,684)
Other comprehensive loss	(3,123)	(1,995)	(202)
Income tax related to other comprehensive loss	(1,093)	(699)	(71)
Other comprehensive loss, net of income taxes	(2,030)	(1,296)	(131)
Comprehensive income	$17,553	$16,427	$17,518

Per share data:
Net income:
Basic	$2.65	$2.36	$2.34
Diluted	$2.65	$2.36	$2.34
Average common shares outstanding:
Basic	7,396,716	7,516,451	7,548,825
Diluted	7,396,716	7,516,451	7,561,982
Dividends declared	$1.24	$1.24	$1.24

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
For the Three Years Ended December 31, 2016	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2014	$15,614	$146,109	$84,008	$(698)	$(6,241)	$238,792
Net income			17,649			17,649
Other comprehensive loss, net of income taxes				(131)		(131)
Dividends declared: $1.24 per share			(9,360)			(9,360)
Stock based compensation		70				70
Share retirement: 3,386 shares	(7)	(102)				(109)
Reissuance under option plan: 600 Shares		10			11	21
Repurchase and retirement: 1,800 shares					(70)	(70)
Settlement of stock options		(83)				(83)
Retirement of treasury stock	(510)	(5,790)			6,300
Balance, December 31, 2014	15,097	140,214	92,297	(829)		246,779
Net income			17,723			17,723
Other comprehensive loss, net of income taxes				(1,296)		(1,296)
Dividends declared: $1.24 per share			(9,319)			(9,319)
Stock based compensation		69				69
Share retirement: 137,752 shares	(276)	(4,912)				(5,188)
Balance, December 31, 2015	14,821	135,371	100,701	(2,125)		248,768
Net income			19,583			19,583
Other comprehensive loss, net of income taxes				(2,030)		(2,030)
Dividends declared: $1.24 per share			(9,170)			(9,170)
Stock based compensation		71				71
Share retirement: 16,463 shares	(33)	(571)				(604)
Balance, December 31, 2016	$14,788	$134,871	$111,114	$(4,155)	$	$256,618

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$19,583	$17,723	$17,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,661	1,595	1,671
Amortization of deferred loan costs	786	603	289
Amortization of intangibles	1,186	1,195	1,334
Amortization of loss on investment tax credits	477	635	248
Provision for loan losses	5,000	3,700	3,524
Net loss (gain) on sale of other real estate owned	137	(132)	(70)
Net loss on disposal of equipment		87	63
Loans originated for sale	(26,708)	(25,246)	(11,376)
Proceeds from sale of loans originated for sale	27,593	29,604	10,295
Net gain on sale of loans originated for sale	(885)	(872)	(648)
Net amortization of investment securities	3,635	4,278	4,292
Net gain on sale of investment securities	(623)	(1,189)	(861)
Life insurance investment income	(791)	(767)	(778)
Deferred income tax expense	(1,442)	(841)	1,146
Stock based compensation	71	69	70
Net change in:
Accrued interest receivable	(432)	(216)	286
Other assets	1,373	(213)	(4,860)
Accrued interest payable	(98)	(14)	(149)
Other liabilities	(2,470)	(820)	2,074
Net cash provided by operating activities	28,053	29,179	24,199
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	27,408	81,983	15,389
Proceeds from repayments of investment securities:
Available-for-sale	53,128	58,318	47,149
Held-to-maturity	1,561	2,520	2,576
Purchases of investment securities:
Available-for-sale	(62,022)	(90,402)	(102,304)
Net purchase redemption of restricted equity securities	(1,648)	(1,716)	415
Net increase in lending activities	(195,408)	(133,146)	(35,996)
Investment in low income housing investment tax credits	(2,045)	(3,050)	(1,366)
Purchases of premises and equipment	(6,764)	(4,420)	(1,073)
Proceeds from the sale of premises and equipment		14	25
Purchase of investment in life insurance	(1,500)
Proceeds from sale of other real estate owned	933	484	750
Net cash used in investing activities	(186,357)	(89,415)	(74,435)
Cash flows from financing activities:
Net increase in deposits	132,947	30,252	46,051
Proceeds from long-term debt		30,000
Repayment of long-term debt	(2,220)	(2,786)	(3,603)
Net increase in short-term borrowings	44,375	18,768	(2,495)
Retirement of common stock	(604)	(5,188)	(109)
Cash dividends paid	(9,170)	(9,319)	(9,360)
Net cash provided by financing activities	165,328	61,727	30,352
Net (decrease) increase in cash and cash equivalents	7,024	1,491	(19,884)
Cash and cash equivalents at beginning of year	32,917	31,426	51,310
Cash and cash equivalents at end of year	$39,941	$32,917	$31,426

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2016	2015	2014
Supplemental disclosures:
Cash paid during the period for:
Interest	$7,349	$6,788	$6,791
Income taxes	5,900	4,200	5,000
Noncash items:
Transfers of loans to other real estate	$757	$869	$593
Retirement of treasury shares			6,300

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name Peoples Security Bank and Trust Company. The Company services its retail and commercial customers through twenty-five full-service community banking offices located within Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

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

Peoples Advisors, LLC did not meet the quantitative thresholds for required segment disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Peoples Bank’s twenty-five community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: (i) products and services; (ii) operating processes; (iii) customer bases; (iv) delivery systems; and (v) regulatory oversight. Accordingly, they were aggregated into a single operating segment.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within its market, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities and impairment of goodwill Actual results could differ from those estimates.

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

Loans, net:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of deferred fees or costs. Interest income is accrued on the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the related loan as an adjustment to yield using the effective interest method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective interest method. Delinquency fees are recognized in income at the time when they are paid by customer.

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

The loan portfolio is segmented into commercial and retail loans. Commercial loans consist of commercial, commercial real estate, municipal and other related tax free loans. Retail loans consist of residential real estate and other consumer loans.

The Company makes commercial loans for real estate development and other business purposes required by the customer base. The Company’s credit policies establish advance rates against the different forms of collateral that can be pledged against various commercial loans. Typically, the majority of loans will be underwritten to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan.  Generally, assets financed through commercial loans are used for the operations of the business. Repayment for these types of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include construction, mini-perm, or longer term loans financing commercial properties. Repayment of these loans are generally dependent upon either the ongoing business cash flow from an owner occupied property or the lease/rental income or sale of a non-owner occupied property. Commercial real estate loans typically require a loan to value of not greater than 80% and vary in terms. Commercial and commercial real estate loans generally have higher credit risk compared to residential mortgage loans and consumer loans, as they typically involve larger loan balances concentrated with single borrowers or groups of borrowers. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operations of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentration risks, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a higher level of risk than residential real estate loans, which could be caused by unfavorable conditions in the real estate market or the economy. To effectively monitor loans on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable.  In addition, we evaluate business cash flows, if applicable, net operating income of the property, the borrower’s expertise, credit history and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios , which is net cash flow before debt service to debt service, of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial loans are generally made on the basis of a business entity or individual borrower’s ability to make repayment from business cash flows or individual borrowers’ employment and other income.  Commercial business loans tend to have a slightly higher risk than commercial real estate loans because collateral usually consists of business assets versus real estate.   Further, any collateral securing such loans may depreciate over time and could be difficult to appraise and liquidate.   As a result, repayment of commercial business loans may depend substantially on the success of the business itself.

Residential mortgages, including home equity loans, are secured by the borrower’s residential real estate in either a first or second lien position. Residential mortgages have varying loan rates depending on the financial condition of the borrower, loan to value ratio and term. Residential mortgages may have amortizations up to 30 years.

Consumer loans include installment loans, car loans, and overdraft lines of credit. These loans are both secured and unsecured. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state insolvency laws, may limit the amount that can be recovered on such loans.

Off-balance sheet financial instruments:

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused portions of lines of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded. Fees on commercial letters of credit and on unused available lines of credit are recorded as interest and fees on loans and are included in interest income when paid. The Company records an allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses as of December 31, 2016.

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

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2016.

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

The following methods and assumptions were used by the Company to construct the summary table in Note 12 containing the fair values and related carrying amounts of financial instruments:

Cash and cash equivalents: The carrying values of cash and cash equivalents as reported on the balance sheet approximate fair value.

 Investment securities: The fair values of marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model and quoted market prices.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2016 and December 31, 2015.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was $972, $764 and $450, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, “Income Taxes”. ASC Topic 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2016.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2013.

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

	2016		2015		2014
For the Year Ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income	$19,583	$19,583	$17,723	$17,723	$17,649	$17,649
Average common shares outstanding	7,396,716	7,396,716	7,516,451	7,516,451	7,548,825	7,561,982
Earnings per share	$2.65	$2.65	$2.36	$2.36	$2.34	$2.34

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

As of December 31, 2016 and 2015, all stock options were fully vested and there are no unrecognized compensation costs related to stock options. The Company has not granted stock options after 2005.

Recent accounting standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. ASU 2014-09 will become effective for the Company for the annual period beginning after December 15, 2017 and for interim periods within the annual period. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company has not selected a transition method. The Company has completed an evaluation of its revenue-producing contracts and determined they are primarily agreements that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact to the Company’s reported revenues and interest income. The Company is continuing to evaluate the impact on other revenue and income sources.

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments,

(6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company’s financial statements.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s initial findings conclude that the new pronouncement will not have a significant impact on its consolidated financial statements as the current projected minimum lease payments under existing lease contracts subject to the new pronouncement are less than one percent of its current assets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will have a significant impact on the Company’s calculation and accounting for its Allowance for Loan Losses as well as credit losses related to investment securities available-for-sale. A summary of significant provisions of this ASU is as follows:

•

The ASU requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented, net of a valuation allowance for credit losses, at an amount expected to be collected on the financial asset(s), and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU require measurement of expected credit losses based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current U.S. GAAP in that current U.S. GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.

•

The amendments in the Update retain many of the disclosure requirements related to credit quality in current U.S. GAAP, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. In addition, the Update requires that disclosure of credit quality indicators in relation to the amortized cost of financing receivables, a current requirement, be further disaggregated by year of origination.

•

This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down, and limits the amount of the allowance for credit losses to the amount by which the fair value is below amortized cost. For purchased investment securities available-for-sale with a more-than-insignificant amount of credit deterioration since origination, the ASU requires an allowance be determined in a manner similar to other investment securities available-for-sale; however, the initial allowance would be added to the purchase price, with only subsequent changes in the allowance recorded in credit loss expense, and interest income recognized at the effective rate excluding the discount embedded in the purchase price related to estimated credit losses at acquisition.
•

This ASU will be effective for the Company for interim and annual periods beginning in the first quarter of 2020. Earlier adoption is permitted beginning in the first quarter of 2019. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations; however, it is anticipated that the allowance will increase upon adoption and that the increased allowance level will decrease regulatory capital and ratios..

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) –Classification of Certain Cash Receipts and Cash Payments. This Update provides clarification regarding eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For the Company, the amendments in this Update are effective beginning in the first quarter 2018. The amendments in this Update should be applied using a retroactive transition method to each period presented. The Company anticipates there will be no adjustments to the Consolidated Statements of Cash Flows, as previously reported, as a result of the clarifications provided in the Update.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This Update will become effective for the Company’s annual and interim goodwill impairment tests beginning in the first quarter of 2020.

2. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances were $23,800 and $19,128 at December 31, 2016 and 2015, respectively.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2016 and 2015 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$7,570		$132	$7,438
U.S. Government-sponsored enterprises	82,314	$79	1,480	80,913
State and municipals:
Taxable	14,698	566	39	15,225
Tax-exempt	110,931	2,309	640	112,600
Mortgage-backed securities:
U.S. Government agencies	21,041	48	47	21,042
U.S. Government-sponsored enterprises	22,303	48	159	22,192
Total	$258,857	$3,050	$2,497	$259,410
Held-to-maturity:
Tax-exempt state and municipals	$6,862	$72	$67	$6,867
Mortgage-backed securities:
U.S. Government agencies	68	1		69
U.S. Government-sponsored enterprises	3,587	191		3,778
Total	$10,517	$264	$67	$10,714

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$10,030		$31	$9,999
U.S. Government-sponsored enterprises	68,831	$291	62	69,060
State and municipals:
Taxable	15,842	735	32	16,545
Tax-exempt	121,099	3,915	90	124,924
Mortgage-backed securities:
U.S. Government agencies	31,612	73	117	31,568
U.S. Government-sponsored enterprises	32,928	119	208	32,839
Total	$280,342	$5,133	$540	$284,935
Held-to-maturity:
Tax-exempt state and municipals	$6,865	$186	$16	$7,035
Mortgage-backed securities:
U.S. Government agencies	84	1		85
U.S. Government-sponsored enterprises	5,160	326		5,486
Total	$12,109	$513	$16	$12,606

The Company had net unrealized gains on available-for-sale securities of $359, net of deferred income taxes of $194 at December 31, 2016, and $2,985, net of deferred income taxes of $1,608, at December 31, 2015. Proceeds from the sale of investment securities available-for-sale amounted to $27,408 in 2016, $81,983 in 2015, and $15,389 in 2014. Gross gains of $623, $1,189, and $919 were realized on the sale of securities in 2016, 2015, and 2014, respectively. There were no gross losses in 2016 or 2015.  Gross losses of $58 were realized on the sale of securities in 2014.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2016, is summarized as follows:

Fair
December 31, 2016	Value
Within one year	$37,123
After one but within five years	105,581
After five but within ten years	51,940
After ten years	21,531
216,175
Mortgage-backed securities	43,235
Total	$259,410

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2016, is summarized as follows:

	Amortized	Fair
December 31, 2016	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,862	$6,867
	6,862	6,867
Mortgage-backed securities	3,655	3,847
Total	$10,517	$10,714

Securities with a carrying value of $144,750 and $180,478 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, repurchase agreements and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2016 and 2015, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2016 and 2015, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$7,438	$132			$7,438	$132
U.S. Government-sponsored enterprises	59,460	1,480			59,460	1,480
State and municipals:
Taxable	1,035	39			1,035	39
Tax-exempt	55,166	707	$226	$	55,392	707
Mortgage-backed securities:
U.S. Government agencies	5,917	27	1,496	20	7,413	47
U.S. Government-sponsored enterprises	16,412	85	2,712	74	19,124	159
Total	$145,428	$2,470	$4,434	$94	$149,862	$2,564

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,999	$31			$9,999	$31
U.S. Government-sponsored enterprises	34,159	62			34,159	62
State and municipals:
Taxable			$532	$32	532	32
Tax-exempt	21,341	87	1,952	19	23,293	106
Mortgage-backed securities:
U.S. Government agencies	15,114	56	5,477	61	20,591	117
U.S. Government-sponsored enterprises	17,647	104	6,030	104	23,677	208
Total	$98,260	$340	$13,991	$216	$112,251	$556

The Company had 163 investment securities, consisting of 107 tax-exempt state and municipal obligations, two U.S. Treasury securities, two taxable state and municipal obligations, 22 U.S. Government-sponsored enterprise securities and 30 mortgage-backed securities that were in unrealized loss positions at December 31, 2016. Of these securities, nine mortgage-backed securities and two tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2016.

The Company had 88 investment securities, consisting of 38 tax-exempt state and municipal obligations, one U.S. Treasury security, one taxable state and municipal obligation, twelve U.S. Government-sponsored enterprise securities, and 36 mortgage-backed securities that were in unrealized loss positions at December 31, 2015. Of these securities, seven mortgage-backed securities, four tax-exempt state and municipal securities and one taxable state and municipal obligation were in continuous unrealized loss positions for twelve months or more. There was no OTTI recognized for each of the years in the three-year period ended December 31, 2016.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2016 and 2015 are summarized as follows. Net deferred loan costs included in loan balances were $579 and $690 in 2016 and 2015, respectively.

December 31	2016	2015
Commercial	$408,814	$365,767
Real estate:
Commercial	700,144	567,277
Residential	289,781	306,218
Consumer	134,226	101,603
Total	$1,532,965	$1,340,865

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $15,614 and $10,187 at December 31, 2016 and 2015, respectively. Advances and repayments during 2016 totaled $7,862 and $2,435 respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2016 and 2015.

At December 31, 2016, the majority of the Company’s loans were at least partially secured by real estate in the eastern Pennsylvania and southern tier New York counties that make up the market serviced by Peoples Security Bank & Trust Company.  Therefore, a primary concentration of credit risk is directly related to the real estate market in this region. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2016, 2015, and 2014 were as follows:

			Real estate
December 31, 2016	Commercial		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Beginning balance		$3,042		$4,245		$4,082		$1,583		$23	$12,975
Charge-offs		(776)		(858)		(339)		(495)			(2,468)
Recoveries		86		122		69		177			454
Provisions		1,447		2,338		895		343		(23)	5,000
Ending balance		$3,799		$5,847		$4,707		$1,608	$		$15,961
Ending balance: individually evaluated for impairment		225		1,197		520					1,942
Ending balance: collectively evaluated for impairment		3,574		4,650		4,187		1,608			14,019
Ending balance: loans acquired with deteriorated credit quality	$		$		$				$		$—
Loans receivable:
Ending balance		$408,814		$700,144		$289,781		$134,226	$		$1,532,965
Ending balance: individually evaluated for impairment		1,724		5,820		3,543		155			11,242
Ending balance: collectively evaluated for impairment		406,127		692,987		286,201		134,071			1,519,386
Ending balance: loans acquired with deteriorated credit quality		$963		$1,337		$37	$		$		$2,337

			Real estate
December 31, 2015	Commercial		Commercial	Residential		Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance		$2,321	$3,037		$3,690	$1,290	$		$10,338
Charge-offs		(246)	(325)		(523)	(333)			(1,427)
Recoveries		77	144		26	117			364
Provisions		890	1,389		889	509		23	3,700
Ending balance		$3,042	$4,245		$4,082	$1,583		$23	$12,975
Ending balance: individually evaluated for impairment		759	126		1,138	117			2,140
Ending balance: collectively evaluated for impairment		2,283	4,012		2,944	1,466		23	10,728
Ending balance: loans acquired with deteriorated credit quality	$		$107	$			$		$107
Loans receivable:
Ending balance		$365,767	$567,277		$306,218	$101,603	$		$1,340,865
Ending balance: individually evaluated for impairment		1,196	4,006		4,917	148			10,267
Ending balance: collectively evaluated for impairment		363,620	561,903		301,252	101,455			1,328,230
Ending balance: loans acquired with deteriorated credit quality		$951	$1,368		$49		$		$2,368

		Real estate
December 31, 2014	Commercial	Commercial	Residential	Consumer		Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,008	$2,394	$3,135		$1,114	$	$8,651
Charge-offs	(601)	(500)	(804)		(386)		(2,291)
Recoveries	9	292	38		115		454
Provisions	905	851	1,321		447		3,524
Ending balance	$2,321	$3,037	$3,690		$1,290	$	$10,338
Ending balance: individually evaluated for impairment	1,072	805	767		38		2,682
Ending balance: collectively evaluated for impairment	1,081	2,125	2,921		1,252		7,379
Ending balance: loans acquired with deteriorated credit quality	$168	$107	$2	$		$	$277
Loans receivable:
Ending balance	$319,590	$493,481	$322,454		$74,369	$	$1,209,894
Ending balance: individually evaluated for impairment	2,595	5,084	4,001		127		11,807
Ending balance: collectively evaluated for impairment	315,642	487,024	318,395		74,242		1,195,303
Ending balance: loans acquired with deteriorated credit quality	$1,353	$1,373	$58	$		$	$2,784

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2016 and 2015:

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$398,867	$6,222	$3,725	$	$408,814
Real estate:
Commercial	674,914	10,392	14,838		700,144
Residential	282,737	233	6,811		289,781
Consumer	133,983		243		134,226
Total	$1,490,501	$16,847	$25,617	$	$1,532,965

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial	$357,894	$3,566	$4,307	$	$365,767
Real estate:
Commercial	538,130	10,150	18,997		567,277
Residential	296,587	983	8,648		306,218
Consumer	101,486		117		101,603
Total	$1,294,097	$14,699	$32,069	$	$1,340,865

Information concerning nonaccrual loans by major loan classification at December 31, 2016 and 2015 is summarized as follows:

	December 31, 2016	December 31, 2015
Commercial	$934	$1,632
Real estate:
Commercial	7,016	3,859
Residential	3,003	4,732
Consumer	155	148
Total	$11,108	$10,371

The major classification of loans by past due status at December 31, 2016 and 2015 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$249	$75	$934	$1,258	$407,556	$408,814
Real estate:
Commercial	4,782	527	7,016	12,325	687,819	700,144
Residential	2,100	354	3,561	6,015	283,766	289,781	$558
Consumer	962	259	441	1,662	132,564	134,226	286
Total	$8,093	$1,215	$11,952	$21,260	$1,511,705	$1,532,965	$844

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2015	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$126	$	$1,632	$1,758	$364,009	$365,767
Real estate:
Commercial	1,364	165	3,859	5,388	561,889	567,277
Residential	3,891	1,067	5,257	10,215	296,003	306,218	$525
Consumer	705	353	386	1,444	100,159	101,603	238
Total	$6,086	$1,585	$11,134	$18,805	$1,322,060	$1,340,865	$763

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2016, 2015 and 2014 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,404	$3,213		$1,461	$48
Real estate:
Commercial	2,364	3,018		4,300	71
Residential	2,205	2,388		2,133	35
Consumer	155	155		147
Total	7,128	8,774		8,041	154
With an allowance recorded:
Commercial	283	283	$225	859
Real estate:
Commercial	4,793	4,793	1,197	2,366	2
Residential	1,375	1,376	520	1,185	7
Consumer				50
Total	6,451	6,452	1,942	4,460	9
Commercial	2,687	3,496	225	2,320	48
Real estate:
Commercial	7,157	7,811	1,197	6,666	73
Residential	3,580	3,764	520	3,318	42
Consumer	155	155	—	197
Total	$13,579	$15,226	$1,942	$12,501	$163

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,352	$2,720		$1,848	$87
Real estate:
Commercial	2,731	3,408		2,394	95
Residential	3,048	3,231		2,664	4
Consumer	31	31		17
Total	7,162	9,390		6,923	186
With an allowance recorded:
Commercial	795	795	$759	1,680	40
Real estate:
Commercial	2,643	2,643	233	4,155	86
Residential	1,918	1,918	1,138	1,776	30
Consumer	117	117	117	126
Total	5,473	5,473	2,247	7,737	156
Commercial	2,147	3,515	759	3,528	127
Real estate:
Commercial	5,374	6,051	233	6,549	181
Residential	4,966	5,149	1,138	4,440	34
Consumer	148	148	117	143
Total	$12,635	$14,863	$2,247	$14,660	$342

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2014	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,379	$4,084		$2,669	$141
Real estate:
Commercial	2,932	3,690		7,944	120
Residential	2,672	2,857		2,731	4
Consumer	83	83		94
Total	8,066	10,714		13,438	265
With an allowance recorded:
Commercial	1,569	1,569	$1,240	1,787	$58
Real estate:
Commercial	3,525	3,525	912	2,293	28
Residential	1,387	1,387	769	590	10
Consumer	44	44	38	10	1
Total	6,525	6,525	2,959	4,680	97
Commercial	3,948	5,653	1,240	4,456	199
Real estate:
Commercial	6,457	7,215	912	10,237	148
Residential	4,059	4,244	769	3,321	14
Consumer	127	127	38	104	1
Total	$14,591	$17,239	$2,959	$18,118	$362

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2016, 2015 and 2014.

As a part of the Merger, an adjustment was made to reflect the elimination of the allowance for loan losses related to the Peoples Bank loan portfolio, as required by purchase accounting standards. As a result, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loan acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans. The credit quality adjustment does not account for acquired loans deemed to be impaired in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These impaired loans are accounted for in the credit adjustment on distressed loans, which represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio, 29 loans were deemed impaired resulting in a credit adjustment on distressed loans of $6,892. As of December 31, 2016, there were a total of ten loans remaining with a credit adjustment of $1,647. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that no additional reserve was required against the acquired impaired loans at December 31, 2016.

The changes in the accretible yield of acquired loans accounted for under ASC310-30 for the years ended December 31, 2016, 2015 and 2014, were as follows:

Year ended December 31	2016		2015		2014
Beginning Balance, January 1	$			$60	$895
Reclassification from Nonaccretible		554
Accretion		(369)		(60)	(280)
Charge-offs					(398)
Payments					(157)
Ending Balance, December 31		$185	$		$60

Included in the commercial loan and commercial real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $1,909, $2,861 and $2,933 at December 31, 2016, 2015 and 2014, respectively.

There were three loans modified in 2016, nine loans modified in 2015 and three loans modified in 2014 that resulted in troubled debt restructurings. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2016 and 2015.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2016	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$1,500	$1,150	$1,150
Commercial real estate
Residential mortgage	2	216	216	207
Total	3	$1,716	$1,366	$207

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2015	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$98	$98
Commercial real estate	1	58	58	$54
Residential mortgage	7	501	501	484
Total	9	$657	$657	$538

There was one payment default within 12 months of its modification on loans considered troubled debt restructurings for the year ended December 31, 2016 for $43, two payment defaults for the year ended December 31, 2015 totaling $166 and no defaults for the year ended December 31, 2014.

The amount of loans in the formal process of foreclosure totaled $1,529 at December 31, 2016 and $564 at December 31, 2015.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. An allowance of $58 and $47 was recorded as of December 31, 2016 and 2015, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Commitments to extend credit	$235,878	$257,011
Unused portions of lines of credit	57,784	52,794
Standby letters of credit	31,051	20,017
	$324,713	$329,822

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $27,072 at December 31, 2016 and $20,211 at December 31, 2015. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2016 and 2015.

6. Premises and equipment, net:

Premises and equipment at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Land	$5,535	$5,419
Premises and leasehold improvements	38,604	33,177
Furniture, fixtures and equipment	11,247	10,026
	55,386	48,622
Less: accumulated depreciation	22,126	20,465
	$33,260	$28,157

Depreciation and amortization included to noninterest expense amounted to $1,661, $1,595, and $1,671 in 2016, 2015 and 2014, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2017	$474
2018	454
2019	438
2020	404
2021	365
Thereafter	1,465
$3,600

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2016, 2015 and 2014 amounted to $416, $397 and $343, respectively.

7. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2016 and 2015. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2016 and 2015. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2016 and 2015.  The accumulated amortization on core deposit intangible assets was $4,958 and $3,957 at December 31, 2016 and 2015, respectively. The accumulated amortization on trade name intangible assets was $102 and $73 at December 31, 2016 and 2015, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $169 and $13 at December 31, 2016 and 2015, respectively. Amortization expense amounted to $1,186, $1,195 and $1,334 in 2016, 2015 and 2014, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2016, is as follows:

2017	$1,034
2018	882
2019	730
2020	606
2021	491
Thereafter	$468

8. Other assets:

The major components of other assets at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015
Other real estate owned	$393	$957
Investment in residential housing program	8,312	6,744
Mortgage servicing rights	698	465
Bank owned life insurance	33,073	30,782
Restricted equity securities	7,051	5,403
Other assets	15,974	14,136
Total	$65,501	$58,487

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for other are not included in the accompanying Consolidated Balance Sheets.

The unpaid principal balances of mortgage loans serviced for others were $171,034 at December 31, 2016 and $168,198 at December 31, 2015.

9. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015
Interest-bearing deposits:
Money market accounts	$224,414	$197,258
Now accounts	330,914	279,004
Savings accounts	394,033	386,593
Time deposits less than $250	233,513	237,176
Time deposits $250 or more	52,197	34,801
Total interest-bearing deposits	1,235,071	1,134,832
Noninterest-bearing deposits	353,686	320,978
Total deposits	$1,588,757	$1,455,810

The aggregate amounts of maturities for all time deposits at December 31, 2016, are summarized as follows:

2017	$166,637
2018	45,695
2019	14,466
2020	23,860
2021	18,860
Thereafter	16,192
$285,710

The aggregate amount of deposits reclassified as loans was $194 at December 31, 2016, and $187 at December 31, 2015. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

10. Short-term borrowings:

Securities sold under agreements to repurchase and FHLB advances generally represent overnight or less than 30-day borrowings. Short-term borrowings consisted of the following at December 31, 2016 and 2015:

	At and for the year ended December 31, 2016
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
Repurchase agreements
FHLB advances	$82,700	$67,553	$86,300	0.60%	0.74%
	$82,700	$67,553	$86,300	0.60%	0.74%

	At and for the year ended December 31, 2015
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
Repurchase agreements		$22		1.11%
FHLB advances	$38,325	$13,458	$54,425	0.39	0.43%
	$38,325	$13,480	$54,425	0.39%	0.43%

Peoples Bank has an agreement with the FHLB-Pittsburgh which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2016, Peoples Bank’s maximum borrowing capacity was $599,435 of which $140,826 was outstanding in borrowings. Advances with the FHLB-Pittsburgh are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

Securities sold under repurchase agreements are retained under Peoples Bank’s control at its safekeeping agent. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

11. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2016 and 2015 are as follows:

	Interest Rate
Due	Fixed	Adjustable	2016		2015
February 2016	4.86%		$		23
February 2016	4.86				23
February 2017	4.99			77	510
September 2017	2.36			6,500	6,500
April 2018	3.83			156	269
December 2018	1.27			10,000	10,000
December 2019		2.51%		3,000	3,000
December 2019		2.20		6,300	6,300
December 2019	1.62			10,000	10,000
June 2020	1.74			5,000	5,000
December 2020	1.84			5,000	5,000
March 2023	4.69			12,101	13,729
				$58,134	$60,354

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2016 are as follows:

2017	$8,400
2018	11,828
2019	21,174
2020	11,963
2021	2,058
Thereafter	2,711
$58,134

None of the advances from the FHLB are convertible. At December 31, 2016, long-term debt consist of $48,834 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month Libor plus 1.21% to plus 1.57%.

12. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,438	$7,438
U.S. Government-sponsored enterprises	80,913		$80,913	$
State and Municipals:
Taxable	15,225		15,225
Tax-exempt	112,600		112,600
Mortgage-backed securities:
U.S. Government agencies	21,042		21,042
U.S. Government-sponsored enterprises	22,192		22,192
Total	$259,410	$7,438	$251,972	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$9,999	$9,999		$
U.S. Government-sponsored enterprises	69,060		$69,060
State and Municipals:
Taxable	16,545		16,545
Tax-exempt	124,924		124,924
Mortgage-backed securities:
U.S. Government agencies	31,568		31,568
U.S. Government-sponsored enterprises	32,839		32,839
Total	$284,935	$9,999	$274,936	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,904			$4,904
Other real estate owned	$371			$371

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,944			$4,944
Other real estate owned	$878			$878

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,904	Appraisal of collateral	Appraisal adjustments	18.0% to 97.0% (74.5)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$371	Appraisal of collateral	Appraisal adjustments	25.0% to 54.6% (43.1)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2015	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,944	Appraisal of collateral	Appraisal adjustments	3.3% to 97.0% (61.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$878	Appraisal of collateral	Appraisal adjustments	20.0% to 77.3% (30.3)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2016 and 2015 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2016	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$39,941	$39,941	$39,941
Investment securities:
Available-for-sale	259,410	259,410	7,438	$251,972
Held-to-maturity	10,517	10,714		10,714
Loans held for sale
Net loans	1,517,004	1,507,936			$1,507,936
Accrued interest receivable	6,228	6,228		6,228
Mortgage servicing rights	698	1,587		1,587
Restricted equity securities	7,051	7,051		7,051
Total	$1,840,849	$1,832,867
Financial liabilities:
Deposits	$1,588,757	$1,587,701		1,587,701
Short-term borrowings	82,700	82,700		82,700
Long-term debt	58,134	58,987		58,987
Accrued interest payable	462	462		$462
Total	$1,730,053	$1,729,850

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2015	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$32,917	$32,917	$32,917
Investment securities:
Available-for-sale	284,935	284,935	$9,999	$274,936
Held-to-maturity	12,109	12,606		12,606
Loans held for sale
Net loans	1,327,890	1,330,900			$1,330,900
Accrued interest receivable	5,796	5,796		5,796
Mortgage servicing rights	465	1,543		1,543
Restricted equity securities	5,403	5,403		5,403
Total	$1,669,515	$1,674,100
Financial liabilities:
Deposits	$1,455,810	$1,455,979		1,455,979
Short-term borrowings	38,325	38,325		38,325
Long-term debt	60,354	61,412		61,412
Accrued interest payable	560	560		$560
Total	$1,555,049	$1,556,276

13. Stock plans:

The 2008 long-term incentive plan (“2008 Plan”) allows for eligible participants to be granted equity awards. The plan was a legacy plan of Penseco Financial Services Corporation. Under the 2008 Plan the Compensation Committee of the board of directors has broad authority with respect to awards granted under the 2008 Plan, including, without limitation, the authority to:

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

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. No restricted stock grants were awarded in 2016 and 2015.

The activity related to restricted stock for each of the years ended December 31, 2016, 2015 and 2014 was as follows:

Year Ended December 31	2016	2015	2014
Nonvested, January 1	14,309	14,309	17,245
Granted shares
Vested shares	1,947		2,936
Forfeited shares
Nonvested, December 31	12,362	14,309	14,309

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

The Company recognized $71, $69 and $70 of compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively for stock awards granted in the years ended December 31, 2013 and 2012. As of December 31, 2016, the Company had $37 of unrecognized compensation expense associated with restricted stock awards.

14. Employee benefit plans:

The Company had separate Employee Stock Ownership Plans (“ESOP”) and Retirement Profit Sharing 401(k) Plans for Penn Security Bank and Trust and Peoples Neighborhood Bank prior to 2014. The plans were merged at year end 2014 into the Peoples Security Bank and Trust Employee Stock Ownership Plan and the Peoples Security Bank and Trust Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERP”), and an Employees’ Pension Plan, which is currently frozen.

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

The Company contributed $156, $144 and $294 to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan in 2016, 2015 and 2014. In addition, the Company contribution of $786, $778 and $872 to the Peoples Security Bank and Trust Company Retirement Profit Sharing Plan in 2016, 2015 and 2014, comprised of a Safe Harbor contribution of $446, $430 and $464 and a discretionary match of $340, $348 and $408.

Peoples Security Bank and Trust Company established a Supplemental Executive Defined Contribution Plan to replace 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $76 and $63 at December 31, 2016 and 2015, respectively. The expense associated with the plan was $13, $15 and $5 for 2016, 2015 and 2014 respectively.

The Company has SERPs for the benefit of certain officers of the Company. At December 31, 2016 and 2015, other liabilities include $ 1,416 and $ 1,244 accrued under the Plans. Compensation expense includes approximately $254, $157, and $176 relating to these SERPS for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Information related to the pension plan is as follows:

	Pension Benefits
December 31	2016	2015
Change in benefit obligation:
Benefit obligation, beginning	$17,380	$17,869
Interest cost	665	696
Change in experience gain	(322)	(41)
Change in assumptions gain	(256)	(367)
Benefits paid	(764)	(777)
Benefit obligation, ending	16,703	17,380
Change in plan assets:
Fair value of plan assets, beginning	12,331	12,839
Actual return on plan assets	1,023	29
Employer contributions	54	240
Benefits paid	(764)	(777)
Fair value of plan assets, ending	12,644	12,331
Funded status at end of year	$(4,059)	$(5,049)

The Society of Actuaries released new mortality tables in 2016 and 2015 which the Company utilized in its pension plan remeasurements at December 31, 2016 and 2015. The change in mortality assumption resulted in a decrease to the pension plan’s accumulated benefit obligation of $256 in 2016 and a decrease of $352 in 2015.

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
December 31	2016	2015

Liabilities	$4,059	$5,049
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(6,946)	(7,863)
Deferred taxes	2,431	2,752

Net amount recognized	$(4,515)	$(5,111)

The accumulated benefit obligation for the defined benefit pension plan was $16,703 and $17,380 at December 31, 2016 and 2015, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive income are as follows:

	Pension Benefits
Years Ended December 31,	2016	2015	2014
Net periodic pension income:
Interest cost	$665	$696	$678
Expected return on plan assets	(893)	(931)	(910)
Amortization of unrecognized net loss	209	198	92
Net periodic pension income:	(19)	(37)	(140)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	917	296	3,684
Deferred tax	(321)	(104)	(1,289)
Total recognized in other comprehensive income	596	192	2,395
Total recognized in net period pension cost and other comprehensive income	$577	$155	$2,255

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $195.

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2016	2015	2014
Discount rate:
Obligation	4.00%	4.00%	4.00%
Expense	4.00	4.00	5.00
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2016 and 2015, by asset category are as follows:

December 31,	2016	2015
Asset Category:
Cash and cash equivalents	4.2%	5.9%
Equity securities	58.0	57.0
Corporate bonds	26.2	23.0
U.S. Government securities	11.6	14.1
	100.0%	100.0%

Fair Value Measurement of pension plan assets at December 31, 2016 and 2015 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$529	$529		$
Equity securities:
U.S. large cap	7,046	7,046
International	282	282
Fixed income securities:
U.S. Treasuries	498		$498
U.S. Government agencies	977		977
Corporate bonds	3,312		3,312
Total	$12,644	$7,857	$4,787	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$781	$781		$
Equity securities:
U.S. large cap	6,772	6,772
International	225	225
Fixed income securities:
U.S. Treasuries	760		$760
U.S. Government agencies	971		971
Corporate bonds	2,822		2,822
Total	$12,331	$7,778	$4,553	$

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

There is no Company stock included in equity securities at December 31, 2016 or 2015. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2017.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2017	$791
2018	796
2019	793
2020	838
2021	851
Thereafter	$4,784

15. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

Year Ended December 31	2016	2015	2014
Current	$6,450	$5,362	$4,313
Deferred	(1,442)	(841)	1,146
	$5,008	$4,521	$5,459

The components of the net deferred tax asset at December 31, 2016 and 2015 are summarized as follows:

December 31	2016	2015

Deferred tax assets:
Allowance for loan losses	$5,586	$4,541
Defined benefit plan	2,431	2,752
Deferred compensation	705	595
Capital loss carry forward	211	244
Other	706	440
Total	9,639	8,572
Deferred tax liabilities:
Premises and equipment, net	981	771
Merger related accounting	2,165	2,379
Investment securities available-for-sale	197	1,607
Other	725	530
Total	4,068	5,287
Net deferred tax asset	$5,571	$3,285

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 35.0 percent for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

Year Ended December 31	2016	2015	2014

Federal income tax at statutory rate	$8,607	$7,785	$8,088
Tax exempt interest	(2,264)	(2,008)	(1,938)
Bank owned life insurance income	(277)	(268)	(272)
Residential housing program tax credits	(1,128)	(1,115)	(439)
Other, net	70	127	20
Total	$5,008	$4,521	$5,459

16. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2016	2015
Assets:
Cash and cash equivalents	$3,948	$4,119
Investment in bank subsidiary	250,869	242,765
Due from subsidiaries	1,903	2,063
Total assets	$256,720	$248,947

Liabilities and Stockholders’ Equity:
Other liabilities	$102	$179
Stockholders’ equity	256,618	248,768
Total liabilities and stockholders’ equity	$256,720	$248,947

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31	2016	2015	2014
Income:
Dividends from subsidiaries	$9,170	$9,319	$9,360
Other income	46	40	430
Total income	9,216	9,359	9,790
Expense:
Other expenses	259	243	251
Total expenses	259	243	251
Income before taxes and undistributed income	8,957	9,116	9,539
Income tax benefit	(75)	(70)
Income before undistributed income of subsidiaries	9,032	9,186	9,539
Equity in undistributed net income (loss) of subsidiaries	10,551	8,537	8,110
Net income	$19,583	$17,723	$17,649
Comprehensive Income	$17,553	$16,427	$17,518

condensed Statements of Cash Flows

Year Ended December 31	2016	2015	2014
Cash flows from operating activities:
Net income	$19,583	$17,723	$17,649
Adjustments:
Net realized gains on sales of securities			(375)
Undistributed net income of subsidiaries	(10,551)	(8,537)	(8,110)
Increase in other assets	577	5,257	1,182
Decrease in other liabilities	(77)	(69)	(511)
Stock based compensation	71	69	70
Deferred income tax expense
Increase in due from subsidiaries
Net cash provided by operating activities	9,603	14,443	9,905
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities			722
Net cash provided by investing activities			722
Cash flows from financing activities:
Redemption of common stock	(604)	(5,188)	(109)
Retirement of stock options			(83)
Reissuance of treasury stock			21
Purchase of treasury stock			(70)
Cash dividends paid	(9,170)	(9,319)	(9,360)
Net cash used in financing activities	(9,774)	(14,507)	(9,601)
(Decrease) increase in cash	(171)	(64)	1,026
Cash at beginning of year	4,119	4,183	3,157
Cash at end of year	$3,948	$4,119	$4,183

17. Regulatory matters:

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

In addition, under the Pennsylvania Banking Code of 1965, as amended, Peoples Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividend unless Peoples Bank’s surplus would not be reduced by the payment of the dividend below 100 percent of our capital stock. Pennsylvania law requires that each year Peoples Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings if surplus does not equal at least 100 percent of our capital stock. Under federal law and FDIC regulations, an insured bank may not pay dividends if doing so would make it undercapitalized within the meaning of the prompt corrective action law or if in default of its deposit insurance fund assessment.

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2016 and 2015 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal Regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2016, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $20,593. At December 31, 2016 and 2015, there were no loans outstanding, nor were any advances made during 2016 and 2015.

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

Peoples Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action at December 31, 2016 and 2015, based on the most recent notification from the Federal Deposit Insurance Corporation. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. There are no conditions or events since the most recent notification that management believes have changed Peoples Bank’s category.

The Company and Peoples Bank’s actual capital ratios at December 31, 2016 and 2015, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$194,877	12.49%	$70,205	4.50%
Peoples Bank	189,128	12.14	70,120	4.50	$101,284	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	194,877	12.49	93,607	6.00
Peoples Bank	189,128	12.14	93,493	6.00	124,657	8.00
Total capital to risk-weighted assets:
Consolidated	210,838	13.51	124,810	8.00
Peoples Bank	205,089	13.16	124,657	8.00	155,822	10.00
Tier 1 capital to average assets:
Consolidated	194,877	10.16	76,760	4.00
Peoples Bank	$189,128	9.88%	$76,602	4.00%	$95,753	5.00%

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$185,365	13.52%	$61,675	4.50%
Peoples Bank	179,362	13.11	61,583	4.50	$88,954	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	185,365	13.52	82,233	6.00
Peoples Bank	179,362	13.11	82,111	6.00	109,481	8.00
Total capital to risk-weighted assets:
Consolidated	198,340	14.47	109,644	8.00
Peoples Bank	192,337	14.05	109,481	8.00	136,852	10.00
Tier 1 capital to average assets:
Consolidated	185,365	10.80	68,638	4.00
Peoples Bank	$179,362	10.48%	$68,474	4.00%	$85,592	5.00%

18. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

19. Comprehensive Income:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2016 and 2015 are as follows:

December 31,	2016	2015

Net unrealized gain on investment securities available-for-sale	$553	$4,593
Income tax	193	1,607
Net of income taxes	360	2,986
Benefit plan adjustments	(6,946)	(7,863)
Income tax	(2,431)	(2,752)
Net of income taxes	(4,515)	(5,111)
Accumulated other comprehensive loss	$(4,155)	$(2,125)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2016, 2015 and 2014 are as follows:

Year Ended December 31,	2016	2015	2014
Unrealized (loss) gain on investment securities available-for-sale	$(3,417)	$(510)	$4,343
Net gain on the sale of investment securities available-for-sale(1)	(623)	(1,189)	(861)
Benefit plans:
Amortization of actuarial loss (gain)(2)	208	198	92
Actuarial (loss) gain	709	(494)	(3,776)
Net change in benefit plan liabilities	917	(296)	(3,684)
Other comprehensive income gain (loss) before taxes	(3,123)	(1,995)	(202)
Income tax expense (benefit)	(1,093)	(699)	(71)
Other comprehensive income (loss)	$(2,030)	$(1,296)	$(131)

(1)	Represents amounts reclassified out of accumulated comprehensive loss and included in gains on sale of investment securities on the consolidated statements of income.
(2)

Represents amounts reclassified out of accumulated comprehensive loss and included in the computation of net periodic pension expense. Refer to Note 14 included in these consolidated financial statements.

20. Summary of quarterly financial information (unaudited):

	2016
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,686	$17,058	$17,525	$17,715
Interest expense	1,720	1,765	1,825	1,941
Net interest income	14,966	15,293	15,700	15,774
Provision for loan losses	1,200	1,200	1,200	1,400
Net interest income after provision for loan losses	13,766	14,093	14,500	14,374
Noninterest income	3,891	4,113	4,025	3,859
Noninterest expense	11,618	12,113	12,017	12,282
Income before income taxes	6,039	6,093	6,508	5,951
Income tax expense	1,157	1,238	1,390	1,223
Net income	$4,882	$4,855	$5,118	$4,728
Per share data:
Net income	$0.66	$0.66	$0.69	$0.64
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	7,403,510	7,395,127	7,394,143	7,394,143

	2015
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$15,628	$15,638	$15,598	$16,177
Interest expense	1,535	1,448	1,485	1,569
Net interest income	14,093	14,190	14,113	14,608
Provision for loan losses	750	750	900	1,300
Net interest income after provision for loan losses	13,343	13,440	13,213	13,308
Noninterest income	4,309	3,626	4,015	3,769
Noninterest expense	11,094	11,511	11,706	12,468
Income before income taxes	6,558	5,555	5,522	4,609
Income tax expense	1,514	1,124	1,113	770
Net income	$5,044	$4,431	$4,409	$3,839
Per share data:
Net income	$0.67	$0.59	$0.58	$0.52
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	7,548,358	7,546,198	7,536,824	7,435,440

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A.Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Interim Principal Financial and Accounting Officer (“IPFAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and IPFAO concluded that the disclosure controls and procedures, at December 31, 2016, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and IPFAO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking.

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

Our management, including our CEO and IPFAO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and IPFAO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2016.

BDO USA, LLP, the independent registered public accounting firm that audited our consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States), has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item 9A under the heading “Report of Independent Registered Public Accounting Firm”.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Senior Vice President
(Interim Principal Financial Officer and Principal Accounting Officer)

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited Peoples Financial Service Corp. and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Peoples Financial Service Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Peoples Financial Service Corp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2017

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  11.Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  14.Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

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

Item  16.     Form 10-K Summary.

We have elected to omit the optional summary of information included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples Financial Services Corp.

By:	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John R. Anderson III
John R. Anderson III
Senior Vice President
(Interim Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Craig W. Best and John R. Anderson III as his or her attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 16, 2017

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2017

/s/ John R. Anderson III John R. Anderson III	Senior Vice President (Interim Principal Financial Officer and Principal Accounting Officer)	March 16, 2017

/s/ Joseph G. Cesare Joseph G. Cesare	Director	March 16, 2017

/s/ James G. Keisling James G. Keisling	Director	March 16, 2017

Name	Title	Date

/s/ P. Frank Kozik P. Frank Kozik	Director	March 16, 2017

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 16, 2017

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 16, 2017

/s/ Robert Naismith Robert Naismith	Director	March 16, 2017

/s/ James B. Nicholas James B. Nicholas	Director	March 16, 2017

/s/ Emily Perry Emily Perry	Director	March 16, 2017

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 16, 2017

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 16, 2017

/s/ Earle A. Wootton Earle A. Wootton	Director	March 16, 2017

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 16, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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
10.1

Peoples Financial Services Corp. Long-Term Incentive Plan, formerly known as the Penseco Financial Services Corporation 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s registration statement on Form S-8 (File No. 333-216321) filed with the SEC on February 28, 2017)*

10.2

Form of Restricted Stock or Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.3

Form of Stock Option and/or Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.3 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*

10.4	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.4 to Penseco’s registration statement on Form S-8 (File No. 333-166886) filed with the SEC on May 17, 2010)*
10.5

Peoples Security Bank and Trust Company Employee Stock Ownership Plan,[amended and restated as of January 1, 2010] [(incorporated by reference to Exhibit 10.8 to Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.6

Peoples Neighborhood Bank’s Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to registrant’s registration statement on Form S-4 (File No. 333-190587) filed with the SEC on September 20, 2013)*]

10.7	Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*
10.8

Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of Penseco’s current report on Form 8-K filed with the SEC on January 7, 2011)*

10.9

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of Penseco’s current report on Form 8-K filed with the SEC on January 6, 2016)*

10.10

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.11

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

Exhibit No.	Description of Exhibit
10.12

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the Penseco’s annual report on Form 10-K filed with the SEC on March 14, 2011)*

10.13	Termination Agreement with Debra E. Dissinger (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-25G filed with the Commission on March 4, 1998)*
10.14	Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*
10.15	Amendment to Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*
10.16

Employment Agreement dated as of December 1, 2013, by and among Peoples, Peoples Bank and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.17

Supplemental Executive Retirement Plan Agreement, dated April 22, 2014, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.18

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.19

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on August 9, 2012)*

10.20

Employment Agreement, dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.21

Employment Agreement dated as of February 4, 2015 between Peoples Security Bank and Trust Company and Bradley S. Grubb (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on May 8, 2015)*

10.22

Form of Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005) *

10.23

Form of Amendment to Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.24	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*
10.25

Separation and Release Agreement dated January 5, 2016, by and between Gregory D. Misterman and Peoples Security Bank and Trust Company (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the Commission on January 6, 2016)*

10.26

Supplemental Executive Retirement Plan Agreement, effective February 1, 2016, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Michael L. Jake (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on August 5, 2016)*

10.27

Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2016)*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K filed with the Commission on March 11, 2016)
23.1	Consent of BDO USA, LLP
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant

Exhibit No.	Description of Exhibit
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	- Management contract or compensatory plan or arrangement