Form 10-Q
period 2017-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2017-05-05
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ◻    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,396,163 at April 30, 2017.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2017

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks:
Cash and due from banks	$31,511	$39,496
Interest-bearing deposits in other banks	304	445
Total cash and due from banks	31,815	39,941
Investment securities:
Available-for-sale	264,644	259,410
Held-to-maturity: Fair value March 31, 2017, $10,359; December 31, 2016, $10,714	10,180	10,517
Total investment securities	274,824	269,927
Loans, net	1,559,867	1,532,965
Less: allowance for loan losses	16,969	15,961
Net loans	1,542,898	1,517,004
Loans held for sale	444
Premises and equipment, net	34,967	33,260
Accrued interest receivable	5,604	6,228
Goodwill	63,370	63,370
Intangible assets, net	3,944	4,211
Other assets	65,640	65,501
Total assets	$2,023,506	$1,999,442

Liabilities:
Deposits:
Noninterest-bearing	$358,538	$353,686
Interest-bearing	1,257,006	1,235,071
Total deposits	1,615,544	1,588,757
Short-term borrowings	77,475	82,700
Long-term debt	57,615	58,134
Accrued interest payable	457	462
Other liabilities	13,096	12,771
Total liabilities	1,764,187	1,742,824

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,396,163 shares at March 31, 2017 and 7,394,143 shares at December 31, 2016	14,792	14,788
Capital surplus	134,884	134,871
Retained earnings	113,621	111,114
Accumulated other comprehensive loss	(3,978)	(4,155)
Total stockholders’ equity	259,319	256,618
Total liabilities and stockholders’ equity	$2,023,506	$1,999,442

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$15,541	$14,346
Tax-exempt	726	751
Interest and dividends on investment securities:
Taxable	697	687
Tax-exempt	794	875
Dividends	12	10
Interest on interest-bearing deposits in other banks	29	17
Total interest income	17,799	16,686

Interest expense:
Interest on deposits	1,434	1,283
Interest on short-term borrowings	174	77
Interest on long-term debt	348	360
Total interest expense	1,956	1,720
Net interest income	15,843	14,966
Provision for loan losses	1,200	1,200
Net interest income after provision for loan losses	14,643	13,766

Noninterest income:
Service charges, fees and commissions	1,572	1,444
Merchant services income	1,015	914
Commission and fees on fiduciary activities	508	482
Wealth management income	319	412
Mortgage banking income	179	204
Life insurance investment income	189	193
Net gain on sale of investment securities available-for-sale		242
Total noninterest income	3,782	3,891

Noninterest expense:
Salaries and employee benefits expense	6,275	5,332
Net occupancy and equipment expense	2,394	2,437
Merchant services expense	730	632
Amortization of intangible assets	268	305
Other expenses	2,689	2,912
Total noninterest expense	12,356	11,618
Income before income taxes	6,069	6,039
Income tax expense	1,269	1,157
Net income	4,800	4,882

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	273	995
Reclassification adjustment for net gain on sales included in net income		(242)
Other comprehensive income	273	753
Income tax related to other comprehensive income	96	264
Other comprehensive income, net of income taxes	177	489
Comprehensive income	$4,977	$5,371

Per share data:
Net income:
Basic	$0.65	$0.66
Diluted	$0.65	$0.66
Average common shares outstanding:
Basic	7,394,143	7,403,510
Diluted	7,394,143	7,403,510
Dividends declared	$0.31	$0.31

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$256,618
Stock based compensation		17			17
Net income			4,800		4,800
Other comprehensive income, net of income taxes				177	177
Dividends declared: $0.31 per share			(2,293)		(2,293)
Common stock grants awarded, net of unearned compensation of $81: 2,020 shares	4	(4)
Balance, March 31, 2017	$14,792	$134,884	$113,621	$(3,978)	$259,319

Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$248,768
Stock based compensation		18			18
Net income			4,882		4,882
Other comprehensive income, net of income taxes				489	489
Dividends declared: $0.31 per share			(2,295)		(2,295)
Shares retired: 11,308 shares	(22)	(395)			(417)
Balance, March 31, 2016	$14,799	$134,994	$103,288	$(1,636)	$251,445

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2017	2016
Cash flows from operating activities:
Net income	$4,800	$4,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	451	392
Amortization of deferred loan costs	211	169
Amortization of intangibles	268	305
Net accretion of purchase accounting adjustments on tangible assets		(275)
Amortization of loss on investment tax credits	117	125
Provision for loan losses	1,200	1,200
Net gain on sale of other real estate owned	(1)	(11)
Loans originated for sale	(5,141)	(5,268)
Proceeds from sale of loans originated for sale	4,734	5,394
Net gain on sale of loans originated for sale	(37)	(204)
Net amortization of investment securities	759	1,041
Net gain on sale of investment securities available-for-sale		(242)
Life insurance investment income	(189)	(193)
Stock based compensation	17	18
Net change in:
Accrued interest receivable	624	341
Other assets	(580)	(583)
Accrued interest payable	(5)	(54)
Other liabilities	308	(404)
Net cash provided by operating activities	7,536	6,633
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		10,271
Proceeds from repayments of investment securities:
Available-for-sale	9,285	10,453
Held-to-maturity	331	418
Purchases of investment securities:
Available-for-sale	(14,999)
Net redemption (purchase) of restricted equity securities	270	(798)
Net increase in lending activities	(27,349)	(69,321)
Investment in low income housing investment tax credits		(2,050)
Purchases of premises and equipment	(2,158)	(1,646)
Purchase of investment in life insurance		(1,500)
Proceeds from sale of other real estate owned	208	83
Net cash used in investing activities	(34,412)	(54,090)
Cash flows from financing activities:
Net increase in deposits	26,787	19,798
Repayment of long-term debt	(519)	(573)
Net (decrease) increase in short-term borrowings	(5,225)	22,025
Retirement of common stock		(417)
Cash dividends paid	(2,293)	(2,295)
Net cash provided by financing activities	18,750	38,538
Net decrease in cash and cash equivalents	(8,126)	(8,919)
Cash and cash equivalents at beginning of period	39,941	32,917
Cash and cash equivalents at end of period	$31,815	$23,998

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2017	2016
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,961	$1,931
Income taxes
Noncash items:
Transfers of loans to other real estate	$50	$524

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the  Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2017, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Net unrealized gain on investment securities available-for-sale	$826	$553
Income tax	289	193
Net of income taxes	537	360
Benefit plan adjustments	(6,946)	(6,946)
Income tax	(2,431)	(2,431)
Net of income taxes	(4,515)	(4,515)
Accumulated other comprehensive loss	$(3,978)	$(4,155)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2017 and 2016 is as follows:

Three Months Ended March 31,	2017	2016
Unrealized gain on investment securities available-for-sale	$273	$995
Net gain on the sale of investment securities available-for-sale(1)		(242)
Other comprehensive income gain before taxes	273	753
Income tax expense	96	264
Other comprehensive income	$177	$489

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

There were no shares considered anti-dilutive for the three month periods ended March 31, 2017 and 2016.

	2017		2016
For the Three Months Ended March 31	Basic	Diluted	Basic	Diluted
Net Income	$4,800	$4,800	$4,882	$4,882
Average common shares outstanding	7,394,143	7,394,143	7,403,510	7,403,510
Earnings per share	$0.65	$0.65	$0.66	$0.66

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,050	$1	$156	$19,895
U.S. Government-sponsored enterprises	83,677	72	1,277	82,472
State and municipals:
Taxable	14,663	604		15,267
Tax-exempt	105,894	2,104	461	107,537
Mortgage-backed securities:
U.S. Government agencies	19,321	47	36	19,332
U.S. Government-sponsored enterprises	20,213	46	118	20,141
Total	$263,818	$2,874	$2,048	$264,644
Held-to-maturity:
Tax-exempt state and municipals	$6,861	$86	$83	$6,864
Mortgage-backed securities:
U.S. Government agencies	64			64
U.S. Government-sponsored enterprises	3,255	176		3,431
Total	$10,180	$262	$83	$10,359

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$7,570		$132	$7,438
U.S. Government-sponsored enterprises	82,314	$79	1,480	80,913
State and municipals:
Taxable	14,698	566	39	15,225
Tax-exempt	110,931	2,309	640	112,600
Mortgage-backed securities:
U.S. Government agencies	21,041	48	47	21,042
U.S. Government-sponsored enterprises	22,303	48	159	22,192
Total	$258,857	$3,050	$2,497	$259,410
Held-to-maturity:
Tax-exempt state and municipals	$6,862	$72	$67	$6,867
Mortgage-backed securities:
U.S. Government agencies	68	1		69
U.S. Government-sponsored enterprises	3,587	191		3,778
Total	$10,517	$264	$67	$10,714

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2017, is summarized as follows:

Fair
March 31, 2017	Value
Within one year	$39,613
After one but within five years	118,950
After five but within ten years	49,157
After ten years	17,451
225,171
Mortgage-backed securities	39,473
Total	$264,644

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2017, is summarized as follows:

	Amortized	Fair
March 31, 2017	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,861	$6,864
	6,861	6,864
Mortgage-backed securities	3,319	3,495
Total	$10,180	$10,359

Securities with a carrying value of $142,335 and $144,750 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,411	$156			$17,411	$156
U.S. Government-sponsored enterprises	62,591	1,277			62,591	1,277
State and municipals:
Taxable
Tax-exempt	51,467	544			51,467	544
Mortgage-backed securities:
U.S. Government agencies	5,769	23	$1,337	$13	7,106	36
U.S. Government-sponsored enterprises	13,832	66	2,380	52	16,212	118
Total	$151,070	$2,066	$3,717	$65	$154,787	$2,131

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$7,438	$132			$7,438	$132
U.S. Government-sponsored enterprises	59,460	1,480			59,460	1,480
State and municipals:
Taxable	1,035	39			1,035	39
Tax-exempt	55,166	707	$226		55,392	707
Mortgage-backed securities:
U.S. Government agencies	5,917	27	1,496	$20	7,413	47
U.S. Government-sponsored enterprises	16,412	85	2,712	74	19,124	159
Total	$145,428	$2,470	$4,434	$94	$149,862	$2,564

The Company had 150 investment securities, consisting of 93 tax-exempt state and municipal obligations, six U.S. Treasury securities, 23 U.S. Government-sponsored enterprise securities, and 28 mortgage-backed securities that were in unrealized loss positions at March 31, 2017. Of these securities, eight mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2017. There was no OTTI recognized for the three months ended March 31, 2017 and 2016.

The Company had 163 investment securities, consisting of 107 tax-exempt state and municipal obligations, two taxable state and municipal obligation, two U.S. Treasury securities, 22 U.S. Government-sponsored enterprise securities and 30 mortgage-backed securities that were in unrealized loss positions at December 31, 2016. Of these securities, nine

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

mortgage-backed securities and two tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2017 and December 31, 2016 are summarized as follows. Net deferred loan costs were $494 and $579 at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Commercial	$431,164	$408,814
Real estate:
Commercial	703,194	700,144
Residential	286,389	289,781
Consumer	139,120	134,226
Total	$1,559,867	$1,532,965

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2017 and 2016 are summarized as follows:

		Real estate
March 31, 2017	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$3,799	$5,847	$4,707	$1,608	$		$15,961
Charge-offs		(125)	(15)	(171)			(311)
Recoveries	7	33	22	57			119
Provisions	323	536	264	77			1,200
Ending balance	$4,129	$6,291	$4,978	$1,571	$		$16,969

		Real estate
March 31, 2016	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$3,042	$4,245	$4,082	$1,583		$23	$12,975
Charge-offs	(3)	(55)		(65)			(123)
Recoveries	2	16	25	63			106
Provisions	281	410	252	65		192	1,200
Ending balance	$3,322	$4,616	$4,359	$1,646		$215	$14,158

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2017 and December 31, 2016 is summarized as follows:

			Real estate
March 31, 2017	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$4,129		$6,291		$4,978		$1,571	$		$16,969
Ending balance: individually evaluated for impairment		404		513		484		23			1,424
Ending balance: collectively evaluated for impairment		3,725		5,778		4,494		1,548			15,545
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$
Loans receivable:
Ending balance		$431,164		$703,194		$286,389		$139,120	$		$1,559,867
Ending balance: individually evaluated for impairment		2,311		3,849		3,359		207			9,726
Ending balance: collectively evaluated for impairment		428,476		698,008		282,996		138,913			1,548,393
Ending balance: loans acquired with deteriorated credit quality		$377		$1,337		$34	$		$		$1,748

			Real estate
December 31, 2016	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$3,799		$5,847		$4,707		$1,608	$		$15,961
Ending balance: individually evaluated for impairment		225		1,197		520					1,942
Ending balance: collectively evaluated for impairment		3,574		4,650		4,187		1,608			14,019
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$
Loans receivable:
Ending balance		$408,814		$700,144		$289,781		$134,226	$		$1,532,965
Ending balance: individually evaluated for impairment		1,724		5,820		3,543		155			11,242
Ending balance: collectively evaluated for impairment		406,127		692,987		286,201		134,071			1,519,386
Ending balance: loans acquired with deteriorated credit quality		$963		$1,337		$37	$		$		$2,337

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2017 and December 31, 2016:

		Special
March 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$422,506	$4,698	$3,960	$	$431,164
Real estate:
Commercial	680,231	10,409	12,554		703,194
Residential	279,384	205	6,800		286,389
Consumer	138,853	—	267		139,120
Total	$1,520,974	$15,312	$23,581	$	$1,559,867

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$398,867	$6,222	$3,725	$	$408,814
Real estate:
Commercial	674,914	10,392	14,838		700,144
Residential	282,737	233	6,811		289,781
Consumer	133,983		243		134,226
Total	$1,490,501	$16,847	$25,617	$	$1,532,965

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Information concerning nonaccrual loans by major loan classification at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
Commercial	$1,532	$934
Real estate:
Commercial	4,701	7,016
Residential	2,821	3,003
Consumer	207	155
Total	$9,261	$11,108

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2017	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$440	$33	$1,532	$2,005	$429,159	$431,164
Real estate:
Commercial	1,257	779	4,809	6,845	696,349	703,194	$108
Residential	2,766	904	2,945	6,615	279,774	286,389	124
Consumer	864	168	437	1,469	137,651	139,120	230
Total	$5,327	$1,884	$9,723	$16,934	$1,542,933	$1,559,867	$462

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$249	$75	$934	$1,258	$407,556	$408,814
Real estate:
Commercial	4,782	527	7,016	12,325	687,819	700,144
Residential	2,100	354	3,561	6,015	283,766	289,781	$558
Consumer	962	259	441	1,662	132,564	134,226	286
Total	$8,093	$1,215	$11,952	$21,260	$1,511,705	$1,532,965	$844

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2017 and March 31, 2016, and as of and for the year ended, December 31, 2016 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2017	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$765	$1,386		$1,585	$4
Real estate:
Commercial	3,715	4,368		3,039	4
Residential	2,349	2,533		2,277	4
Consumer	184	184		170
Total	7,013	8,471		7,071	12
With an allowance recorded:
Commercial	1,923	1,923	$404	1,103	13
Real estate:
Commercial	1,471	1,471	513	3,132	6
Residential	1,044	1,044	484	1,210	4
Consumer	23	23	23	12
Total	4,461	4,461	1,424	5,457	23
Commercial	2,688	3,309	404	2,688	17
Real estate:
Commercial	5,186	5,839	513	6,171	10
Residential	3,393	3,577	484	3,487	8
Consumer	207	207	23	182
Total	$11,474	$12,932	$1,424	$12,528	$35

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,404	$3,213		$1,461	$48
Real estate:
Commercial	2,364	3,018		4,300	71
Residential	2,205	2,388		2,133	35
Consumer	155	155		147
Total	7,128	8,774		8,041	154
With an allowance recorded:
Commercial	283	283	$225	859
Real estate:
Commercial	4,793	4,793	1,197	2,366	2
Residential	1,375	1,376	520	1,185	7
Consumer				50
Total	6,451	6,452	1,942	4,460	9
Commercial	2,687	3,496	225	2,320	48
Real estate:
Commercial	7,157	7,811	1,197	6,666	73
Residential	3,580	3,764	520	3,318	42
Consumer	155	155		197
Total	$13,579	$15,226	$1,942	$12,501	$163

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

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,226 at March 31, 2017, $1,909 at December 31, 2016 and $2,834 at March 31, 2016.

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

There was one loan modified as a troubled debt restructuring for the three months ended March 31, 2017, in the amount of $345.  There was one loan modified as a troubled debt restructuring for the three months ended March 31, 2016, in the amount of $75. During the three months ended March 31, 2017, there were no payment defaults on restructured loans;  there were two payment defaults on restructured residential real estate loans during the three months ended March 31, 2016 totaling $208.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at March 31, 2017, and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Other real estate owned	$236	$393
Investment in residential housing program	8,194	8,312
Mortgage servicing rights	698	698
Bank owned life insurance	33,261	33,073
Restricted equity securities	6,781	7,051
Other assets	16,470	15,974
Total	$65,640	$65,501

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at March 31, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$19,895	$19,895		$
U.S. Government-sponsored enterprises	82,472		$82,472
State and Municipals:
Taxable	15,267		15,267
Tax-exempt	107,537		107,537
Mortgage-backed securities:
U.S. Government agencies	19,332		19,332
U.S. Government-sponsored enterprises	20,141		20,141
Total	$264,644	$19,895	$244,749	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,438	$7,438		$
U.S. Government-sponsored enterprises	80,913		$80,913
State and Municipals:
Taxable	15,225		15,225
Tax-exempt	112,600		112,600
Mortgage-backed securities:
U.S. Government agencies	21,042		21,042
U.S. Government-sponsored enterprises	22,192		22,192
Total	$259,410	$7,438	$251,972	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,474			$2,474
Other real estate owned	$236			$236

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,193			$3,193
Other real estate owned	$371			$371

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,474	Appraisal of collateral	Appraisal adjustments	3.7% to 97.0% (63.0)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$236	Appraisal of collateral	Appraisal adjustments	20.0% to 40.0% (34.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,193	Appraisal of collateral	Appraisal adjustments	18.0% to 97.0% (74.5)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$371	Appraisal of collateral	Appraisal adjustments	25.0% to 54.6% (43.1)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2017	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$31,815	$31,815	$31,815
Investment securities:
Available-for-sale	264,644	264,644	19,895	$244,749
Held-to-maturity	10,180	10,359		10,359
Loans held for sale	444	453		453
Net loans	1,542,898	1,529,464			$1,529,464
Accrued interest receivable	5,604	5,604		5,604
Mortgage servicing rights	698	1,587		1,587
Restricted equity securities	6,781	6,781		6,781
Total	$1,863,064	$1,850,707
Financial liabilities:
Deposits	$1,615,544	$1,614,470		$1,614,470
Short-term borrowings	77,475	77,475		77,475
Long-term debt	57,615	58,484		58,484
Accrued interest payable	457	457		457
Total	$1,751,091	$1,750,886

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2016	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$39,941	$39,941	$39,941
Investment securities:
Available-for-sale	259,410	259,410	$7,438	$251,972
Held-to-maturity	10,517	10,714		10,714
Loans held for sale
Net loans	1,517,004	1,507,936			$1,507,936
Accrued interest receivable	6,228	6,228		6,228
Mortgage servicing rights	698	1,587		1,587
Restricted equity securities	7,051	7,051		7,051
Total	$1,840,849	$1,832,867
Financial liabilities:
Deposits	$1,588,757	$1,587,701		$1,587,701
Short-term borrowings	82,700	82,700		82,700
Long-term debt	58,134	58,987		58,987
Accrued interest payable	462	462		462
Total	$1,730,053	$1,729,850

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

For the three months ended March 31, salaries and employee benefits expense includes approximately $296 in 2017 and $274 in 2016 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three Months Ended March 31,	2017	2016
Components of net periodic pension cost:
Interest cost	$	$166
Expected return on plan assets		(223)
Amortization of unrecognized net gain		52
Net periodic other benefit cost	$	$(5)

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

As of March 31, 2017, there were 120,116 shares of the Company’s common stock available for grant as awards pursuant to the 2008 Plan.  If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units.

During the three months ended March 31, 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan.  During the three months ended March 31, 2016, the Company did not make any awards under the 2008 Plan.

The non-performance restricted stock grants made during the three months ended March 31, 2017 vest equally over three years from the grant date.  Grants of restricted stock made in prior periods cliff vest after five years.  The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three-

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

year cumulative diluted earnings per share and three-year average return on equity that determines the number of restricted stock units that may vest.

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date.  The fair value of restricted stock is expensed on a straight-line basis. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.  The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the Consolidated Statements of Income and Comprehensive Income.

The Company did not recognize any compensation expense for the three months ended March 31, 2017 and 2016, respectively for awards granted under the 2008 Plan.  As of March 31, 2017, the Company had $365 of unrecognized compensation expense associated with awards.  That cost is expected to be recognized over a weighted average vesting period of 3 years.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

The Federal Open Market Committee (“FOMC”), as telegraphed, increased the overnight rate 25 basis points during the first quarter of 2017 as well as projected two more rate hikes for 2017. In doing so, the FOMC cited improvement in labor markets and the move in recent quarters to the committee’s long-term desired 2 percent level. The initial reading of first quarter 2017 gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annualized rate of 0.7%, down from  the final reading of 2.1% in the fourth quarter of 2016 while the consumer price index (“CPI”) increased only moderately for the 12 months ended March 31, 2017 at 2.4% from 2.1% for the 12 months ended December 31, 2016. Moreover, the core personal consumption expenditure price index, which ignores food and energy, averaged 2.0% for the 12 months ended March 31, 2017. In fact, the consumer was a major factor in

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

the slowdown in GDP for the first quarter of 2017. Personal consumption fell from 3.5% in the fourth quarter of 2016 to just 0.3% in the first quarter of 2017.

Review of Financial Position:

Total assets increased $24,064, or 4.9% annualized, to $2,023,506 at March 31, 2017, from $1,999,442 at December 31, 2016. Loans, net increased to $1,559,867 at March 31, 2017, compared to $1,532,965 at December 31, 2016, an increase of $26,902 or 7.1% annualized. The increase in loans, net during 2017 has been funded through an increase in deposits. Deposits increased $26,787 or 6.8% annualized in the first quarter of 2017. Interest-bearing deposits increased $21,935 while noninterest-bearing deposits increased $4,852. Total stockholders’ equity increased $2,701 or at an annual rate of 4.3%, from $256,618 at year-end 2016 to $259,319 at March 31, 2017. For the three months ended March 31, 2017, total assets averaged $2,004,553, an increase of $152,910 from $1,851,643 for the same period of 2016.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $264,644 at March 31, 2017, an increase of $5,234, or 2.0% from $259,410 at December 31, 2016. The increase was the result of current balance sheet strategy aimed at increasing the level of investment securities held for liquidity purposes. Investment securities held-to-maturity totaled $10,180 at March 31, 2017, a decrease of $337 or 3.2% from $10,517 at December 31, 2016 due to payments received from mortgage backed holdings.

For the three months ended March 31, 2017, the investment portfolio averaged $274,940, a decrease of $12,267 or 4.3% compared to $287,207 for the same period last year. The tax-equivalent yield on the investment portfolio increased 3 basis points to 2.89% for the three months ended March 31, 2017, from 2.86% for the comparable period of 2016.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $537, net of deferred income taxes of $289, at March 31, 2017, and $360, net of deferred income taxes of $193, at December 31, 2016.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth was strong in the three month period ended March 31, 2017. Loans, net increased to $1,559,867 at March 31, 2017 from $1,532,965 at December 31, 2016, an increase of $26,902 or 7.1% annualized. The growth reflected increases in commercial loans, commercial real estate loans and consumer loans, partially offset by a decrease in residential real estate loans. Commercial loans increased $22,350, or 22.2% annualized, to $431,164 at March 31, 2017 compared to $408,814 at December 31, 2016. Commercial real estate loans increased $3,050 or 1.8% annualized, to $703,194 at March 31, 2017 compared to $700,144 at December 31, 2016. Consumer loans increased $4,894, or 14.8% on an annualized basis, to $139,120 at March 31, 2017 compared to $134,226 at December 31, 2016. The primary contributor to the growth in consumer loans was our indirect loan portfolio which increased $5,961.

Residential real estate loans decreased $3,392, or 4.7% on an annualized basis, to $286,389 at March 31, 2017 compared to $289,781 at December 31, 2016. The majority of residential real estate loans originated are sold into the secondary market instead of being carried in the portfolio to mitigate interest rate risk in the current low rate environment.

For the three months ended March 31, 2017, loans, net averaged $1,534,765, an increase of $153,948 or 11.1% compared to $1,380,817 for the same period of 2016. The tax-equivalent yield on the loan portfolio was 4.40% for the three months ended March 31, 2017, a 12 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio increased 7 basis points for the first quarter of 2017 as compared to 4.33% for the fourth quarter of 2016.

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

Unused commitments at March 31, 2017, totaled $369,695, consisting of $338,753 in unfunded commitments of existing loan facilities and $30,942 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2016 totaled $324,713, consisting of $293,662 in unfunded commitments of existing loans and $31,051 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2017 and 2016, are summarized as follows:

	2017	2016
United States	4.7%	4.9%
New York (statewide)	4.8	5.2
Pennsylvania (statewide)	5.3	5.6
Broome County	6.3	6.1
Bucks County	4.5	4.8
Lackawanna County	5.6	6.0
Lehigh County	5.4	5.5
Luzerne County	6.6	6.8
Monroe County	6.3	6.5
Montgomery County	4.0	4.2
Northampton County	5.4	5.4
Susquehanna County	6.0	6.9
Wayne County	6.6	7.0
Wyoming County	6.4%	7.4%

The employment conditions improved for the Nation, Pennsylvania, and New York and in all but two of the eleven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated relative to historical as well as national and state levels within many of our market areas.

Our asset quality improved in the first quarter of 2017. Nonperforming assets decreased $2,068 or 14.5% to $12,144 at March 31, 2017, from $14,212 at December 31, 2016. We experienced a decrease in nonaccrual and restructured loans, accruing loans past due 90 days or more and other real estate owned. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.78% at March 31, 2017 compared to 0.93% at December 31, 2016.

Loans on nonaccrual status decreased $1,847 to $9,261 at March 31, 2017 from $11,108 at December 31, 2016. The majority of the decrease from year end was due to a decrease of $2,315 in commercial real estate loans. Nonaccrual commercial loans increased $598, residential real estate loans decreased $182, and nonaccrual consumer loans increased $52. Accruing loans past due 90 days or more showed a decrease of $382 to $462 at March 31, 2017 from $844 at December 31, 2016 and other real estate owned decreased $157 to $236 at March 31, 2017 from $393 at December 31, 2016.

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

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, credit administration identifies those loans to be individually evaluated for impairment and those loans collectively evaluated for impairment utilizing a standard criteria. We consistently use loss experience from the latest twelve quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions. For additional disclosure related to the allowance for loan losses refer to the note entitled, “Loans, net and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements to this Quarterly Report.

 The allowance for loan losses increased $1,008 to $16,969 at March 31, 2017, from $15,961 at the end of 2016. For the three months ended March 31, 2017, net charge-offs were $192 or 0.05% of average loans outstanding, a $175 increase compared to $17 or 0.01% of average loans outstanding in the same period of 2016.

Deposits:

We attract the majority of our deposits from within our ten county market area that stretches from Montgomery County in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2017, total deposits increased to $1,615,544 from $1,588,757 at December 31, 2016. Interest-bearing deposits increased $21,935 and noninterest-bearing deposits increased $4,852. Interest-bearing transaction accounts, including NOW and money market accounts, increased $13,682, or 9.9% annualized, to $569,010 at March 31, 2017, from $555,328 at December 31, 2016. savings accounts increased $8,750, or 9.0% annualized to $402,783 as of March 31, 2017 from $394,033 at December 31, 2016 and time deposits less than $100 increased $36, or 0.1% annualized, to $164,186 at March 31, 2017, from $164,150 at December 31, 2016. Time deposits $100 or more decreased $495, or 1.7% annualized to $121,028 at March 31, 2017 from $121,523 at year end 2016.

For the three months ended March 31, 2017 interest-bearing deposits averaged $1,244,021 in 2017 compared to $1,159,159 in 2016, an increase of $84,862, or 7.3%. The cost of interest-bearing deposits was 0.47% in 2017 compared to 0.45% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.57% in 2017 and 0.54% in 2016.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2017, totaled $77,475 compared to $82,700 at December 31, 2016, a decrease of $5,225. Long-term debt was $57,615 at March 31, 2017, compared to $58,134 at year end 2016. Cash and due from bank balances were used to reduce our short-term borrowing whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the three months ended March 31, 2017.

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

Our cumulative one-year RSA/RSL ratio equaled 1.69% at March 31, 2017. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at March 31, 2017, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2017, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2017 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2017. Our noncore funds at March 31, 2017, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.8%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.3%. Comparatively, our overall noncore dependence ratio at year-end 2016 was 14.4% and our net short-term noncore funding dependence ratio was 6.5%, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $8,126 during the three months ended March 31, 2017. Cash and cash equivalents decreased $8,919 for the same period last year. For the three months ended March 31, 2017, net cash inflows of $7,536 from operating activities and $18,750 from financing activities were more than offset by net cash outflows of $34,412 from investing activities. For the same period of 2016, net cash inflows of $6,633 from

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

operating activities and $38,538 from financing activities were more than offset by net cash outflows of $54,090 from investing activities.

Operating activities provided net cash of $7,536 for the three months ended March 31, 2017, and $6,633 for the corresponding three months of 2016. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $34,412 for the three months ended March 31, 2017, compared to using net cash $54,090 for the same period of 2016. In 2017 and 2016, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $18,750 for the three months ended March 31, 2017, and provided net cash of $38,538 for the corresponding three months of 2016. Deposit gathering is our predominant financing activity. Deposits increased for the three months ended March 31, 2017 and 2016. The net increase in deposits totaled $26,787 in the three months ended March 31, 2017. Comparatively, deposits increased $19,798 for the same period of 2016. We continued to attract deposits from new markets and customers as well as existing customers, including municipalities and school districts.  Another source of financing is our short term borrowings which decreased $5,225 in the three months ended March 31, 2017 compared to an increase of $22,025 in the first quarter of 2016.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $259,319 or $35.07 per share at March 31, 2017, compared to $256,618 or $34.71 per share at December 31, 2016. Net income of $4,800 for the three months ended March 31, 2017 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,293, stock based compensation of $17, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $177.

Dividends declared equaled $0.31 per share for the first quarter of 2017 and 2016. The dividend payout ratio was 47.7% for the three months ended March 31, 2017 and 47.0% for the same period of 2016. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2017, the Bank’s Tier 1 capital to total average assets was 9.89% as compared to 9.88% at December 31, 2016. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.96% and the total capital to risk weighted asset ratio was 13.02% at March 31, 2017. These ratios were 12.14% and 13.16% at December 31, 2016. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.96% at March 31, 2017 compared to 12.14% at December 31, 2016. The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2017. Additionally, as of March 31, 2017, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the first quarter of 2017 equaled $4,800 or $0.65 per share compared to $4,882 or $0.66 per share for the first quarter of 2016. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 0.97% for the first quarter of 2017 compared to 1.06% for the same period of 2016. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.51% for the first quarter of 2017 compared to 7.85% for the comparable period in 2016. There were no gains on sale of investment securities for the three months ended March 31, 2017 while gains on sale of investment securities were $242 for the same period in 2016.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0% in 2017 and 2016.

For the three months ended March 31, tax-equivalent net interest income increased $821 to $16,662 in 2017 from $15,841 in 2016. The net interest spread decreased to 3.60% for the three months ended March 31, 2017 from 3.68% for the three months ended March 31, 2016. The tax-equivalent net interest margin decreased to 3.73% for the first quarter of 2017 from 3.81% for the comparable period of 2016. The tax-equivalent net interest margin for the fourth quarter of 2016 was 3.67%. Loan accretion in the first quarter of 2017 related to loans acquired in the 2013 Penseco merger was $187, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Comparatively, loan accretion recognized on these loans in the first quarter of 2016 was $215 resulting in an increase in the tax-equivalent net interest margin of 5 basis points. Without such loan accretion, the tax equivalent net interest margin for the three months ended March 31 would have been 3.69% in 2017 and 3.76% in 2016.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended March 31, tax-equivalent interest income on earning assets increased $1,057, to $18,618 in 2017 as compared to $17,561 in 2016. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 5 basis points for the three months ended March 31, 2017 to 4.17% as compared to 4.22% for the three months ended March 31, 2016. The decrease in the yield on earning assets resulted from loans being originated or renewed at market rates, which are lower than those maturing and amortizing. The overall yield earned on loans decreased 12 basis points for the first quarter of 2017 to 4.40% from 4.52% for the first quarter of 2016. Average loans increased to $1,534,765 for the quarter ended March 31, 2017 compared to $1,380,817 for the same period in 2016. The resulting tax-equivalent interest earned on loans was $16,658 for the three month period ended March 31, 2017 compared to $15,501 for the same period in 2016, an increase of $1,157.

Total interest expense increased $236, to $1,956 for the three months ended March 31, 2017 from $1,720 for the three months ended March 31, 2016. An unfavorable volume variance caused the increase. An increase in the average volume of interest bearing liabilities of $111,220 coupled with the 3 basis point increase to the cost of funds comparing the three months ended March 31, 2017 and 2016 caused the increase.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

	Three months ended
	March 2017			March 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,429,323	$15,541	4.41%	$1,276,491	$14,346	4.52%
Tax-exempt	105,442	1,117	4.30	104,326	1,155	4.45
Investments:
Taxable	159,593	737	1.87	159,584	697	1.76
Tax-exempt	115,347	1,222	4.30	127,623	1,346	4.24
Interest-bearing deposits	349	1	1.16	4,686	17	1.46
Federal funds sold
Total earning assets	1,810,054	18,618	4.17%	1,672,710	17,561	4.22%
Less: allowance for loan losses	16,361			13,410
Other assets	210,860			192,343
Total assets	$2,004,553	18,618		$1,851,643	17,561
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$240,756	272	0.46%	$206,602	177	0.34%
NOW accounts	321,755	338	0.43	293,002	278	0.38
Savings accounts	398,273	125	0.13	389,230	175	0.18
Time deposits less than $100	160,537	416	1.05	165,389	435	1.06
Time deposits $100 or more	122,700	283	0.94	104,936	218	0.84
Short-term borrowings	82,002	174	0.86	53,436	77	0.58
Long-term debt	57,856	348	2.44	60,064	360	2.41
Total interest-bearing liabilities	1,383,879	1,956	0.57	1,272,659	1,720	0.54
Noninterest-bearing deposits	346,567			313,908
Other liabilities	14,872			15,755
Stockholders’ equity	259,235			249,321
Total liabilities and stockholders’ equity	$2,004,553	1,956		$1,851,643	1,720
Net interest income/spread		$16,662	3.60%		$15,841	3.68%
Net interest margin			3.73%			3.81%
Tax-equivalent adjustments:
Loans		$391			$404
Investments		428			471
Total adjustments		$819			$875

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2017.

For the three months ended March 31, the provision for loan losses totaled $1,200 in both 2017 and 2016.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Noninterest Income:

For the three months ended March 31, 2017, noninterest income totaled $3,782, a decrease of $109 or 2.8% from $3,891 for the comparable period of 2016. Service charges, fees and commissions increased $128, or 8.9% to $1,572 through three months in 2017 from $1,444 for the same period in 2016. Merchant services income increased $101 to $1,015 for the three months ended March 31, 2017 from $914 for the same period last year as a result of an increase in the number of merchant accounts serviced. Income generated from commissions and fees on fiduciary activities increased $26 to $508 for the three months ended March 31, 2017 in comparison to $482 for the same period in 2016 due to additional executor fees generated in 2017. Income generated from our wealth management division decreased $93 to $319 through the first three months of 2017 in comparison to $412 over that same period in 2016 due to servicer conversion fees generated in 2016 which were not replicated in the current period. Mortgage banking income decreased $25 to $179 for the first three months of 2017 compared to $204 for the comparable period in 2016 as the volume of loans originated for sale declined. Life insurance investment income decreased $4 to $189 for the three months ended March 31, 2017 from $193 for the same period in 2016. There were no gains recognized from the sale of investment securities available-for-sale in the first quarter of 2017 compared to $242 for the three months ended March 31, 2016.

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

For the first quarter, noninterest expense increased $738 or 6.4% to $12,356 in 2017 from $11,618 in 2016. Personnel costs increased 17.7%, net occupancy and equipment costs decreased 1.8%, merchant services expense increased 15.5% and other expenses decreased by 7.7% comparing year-to-date 2017 and 2016.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $6,275 for the first quarter of 2017, an increase of $943 or 17.7% when compared to the first quarter of 2016. Costs related to our build out of our expansion plan in the Lehigh Valley and King of Prussia, as well as standard merit increases, contributed to the increase. Further, the year ago period included a one-time credit of $208 to offset salary and employee benefits for mortgage servicing rights retained by the bank.

We experienced a $43 or 1.8% decrease in net occupancy and equipment expense comparing $2,394 for the first quarter of 2017 and $2, 437 for the same period in 2015. Mild winter conditions led to a decrease in heating costs as well as a decrease in costs associated with snow removal during the first part of 2017 when compared to the first three months of 2016. Additionally, certain cost containment measures have been implemented to curtail occupancy and equipment expenditures.

Merchant services expense increased $98 or 15.5% to $730 for the three months ended March 31, 2017 from $632 for the same period in 2016. The increase is due to higher volumes and correlates directly to the increase in merchant services income for the quarter ended March 31, 2017 when compared to the same year ago period.

For the three months ended March 31, other expenses decreased $223 or 7.7% to $2,689 from $2,912 comparing 2017 to 2016. FDIC assessments decreased $141, or 52.6% when comparing the first quarter of 2017 to the same period in 2016.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Income Taxes:

We recorded income tax expense of $1,269 or 20.9% of pre-tax income, and $1,157 or 19.2% of pre-tax income for the three months ended March 31, 2017 and 2016. The three months ended March 31, 2017 includes before tax investment tax credits of $270 compared to $306 for that same period last year.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2017, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2017
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	4.4	(20.0)	6.4	(40.0)
+300	3.7	(20.0)	5.6	(30.0)
+200	2.6	(10.0)	4.2	(20.0)
+100	1.5	(10.0)	3.3	(10.0)
Static
(100)	(5.0)	(10.0)	(9.4)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2017, would increase at 1.5 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2016.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Interim Principal Financial and Accounting Officer (“IPFAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and IPFAO concluded that the disclosure controls and procedures, at March 31, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules

Peoples Financial Services Corp.

and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and IPFAO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2017 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Peoples Security Bank and Trust Company Employee Stock Ownership Plan restated effective January 1, 2015, as amended.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Interim Principal Financial and Accounting Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Chief Executive Officer and Interim Principal Financial and Accounting Officer certifications pursuant to Section 1350.

101+	Interactive Data File

Peoples Financial Services Corp.

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

Peoples Financial Services Corp.
(Registrant)

Date: May 5, 2017	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ John R. Anderson, III
John R. Anderson, III
Interim Principal Financial and Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1	Peoples Security Bank and Trust Company Employee Stock Ownership Plan restated effective January 1, 2015, as amended.

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	43

31.2	IPFAO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	44

32	CEO and IPFAO Certifications Pursuant to Section 1350.	45

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.