Form 10-Q
period 2017-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2017-08-04
CIK 1056943

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,396,163 at July 31, 2017.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2017

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks:
Cash and due from banks	$41,026	$39,496
Interest-bearing deposits in other banks	375	445
Total cash and due from banks	41,401	39,941
Investment securities:
Available-for-sale	256,774	259,410
Held-to-maturity: Fair value June 30, 2017, $10,221; December 31, 2016, $10,714	9,868	10,517
Total investment securities	266,642	269,927
Loans, net	1,597,362	1,532,965
Less: allowance for loan losses	17,802	15,961
Net loans	1,579,560	1,517,004
Loans held for sale
Premises and equipment, net	35,892	33,260
Accrued interest receivable	6,206	6,228
Goodwill	63,370	63,370
Intangible assets, net	3,685	4,211
Other assets	68,002	65,501
Total assets	$2,064,758	$1,999,442

Liabilities:
Deposits:
Noninterest-bearing	$356,435	$353,686
Interest-bearing	1,282,998	1,235,071
Total deposits	1,639,433	1,588,757
Short-term borrowings	91,500	82,700
Long-term debt	57,160	58,134
Accrued interest payable	431	462
Other liabilities	12,725	12,771
Total liabilities	1,801,249	1,742,824

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,396,163 shares at June 30, 2017 and 7,394,143 shares at December 31, 2016	14,792	14,788
Capital surplus	134,937	134,871
Retained earnings	116,988	111,114
Accumulated other comprehensive loss	(3,208)	(4,155)
Total stockholders’ equity	263,509	256,618
Total liabilities and stockholders’ equity	$2,064,758	$1,999,442

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
June 30,	2017	2016	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$15,945	$14,760	$31,486	$29,106
Tax-exempt	795	780	1,521	1,531
Interest and dividends on investment securities:
Taxable	719	617	1,416	1,304
Tax-exempt	752	875	1,546	1,750
Dividends	12	11	24	21
Interest on interest-bearing deposits in other banks	38	15	67	32
Total interest income	18,261	17,058	36,060	33,744

Interest expense:
Interest on deposits	1,529	1,322	2,963	2,605
Interest on short-term borrowings	248	89	422	166
Interest on long-term debt	349	354	697	714
Total interest expense	2,126	1,765	4,082	3,485
Net interest income	16,135	15,293	31,978	30,259
Provision for loan losses	1,200	1,200	2,400	2,400
Net interest income after provision for loan losses	14,935	14,093	29,578	27,859

Noninterest income:
Service charges, fees and commissions	1,682	1,527	3,254	2,971
Merchant services income	1,178	1,038	2,193	1,952
Commission and fees on fiduciary activities	494	474	1,002	956
Wealth management income	348	296	667	708
Mortgage banking income	204	195	383	399
Life insurance investment income	195	202	384	395
Net gain on sale of investment securities available-for-sale		381		623
Net gain on sale of merchant services business	2,278		2,278
Total noninterest income	6,379	4,113	10,161	8,004

Noninterest expense:
Salaries and employee benefits expense	7,026	5,904	13,301	11,236
Net occupancy and equipment expense	2,450	2,245	4,844	4,682
Merchant services expense	1,033	748	1,763	1,380
Amortization of intangible assets	258	297	526	602
Other expenses	3,235	2,919	5,924	5,831
Total noninterest expense	14,002	12,113	26,358	23,731
Income before income taxes	7,312	6,093	13,381	12,132
Income tax expense	1,653	1,238	2,922	2,395
Net income	5,659	4,855	10,459	9,737

Other comprehensive income:
Unrealized gain on investment securities available-for-sale	1,184	1,128	1,457	2,123
Reclassification adjustment for net gain on sales included in net income		(381)		(623)
Other comprehensive income	1,184	747	1,457	1,500
Income tax related to other comprehensive income	415	261	510	525
Other comprehensive income, net of income taxes	769	486	947	975
Comprehensive income	$6,428	$5,341	$11,406	$10,712

Per share data:
Net income:
Basic	$0.76	$0.66	$1.41	$1.32
Diluted	$0.76	$0.66	$1.41	$1.32
Average common shares outstanding:
Basic	7,396,163	7,395,127	7,395,158	7,399,318
Diluted	7,396,163	7,395,127	7,395,158	7,399,318
Dividends declared	$0.31	$0.31	$0.62	$0.62

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$256,618
Stock based compensation		70			70
Net income			10,459		10,459
Other comprehensive income, net of income taxes				947	947
Dividends declared: $0.62 per share			(4,585)		(4,585)
Common stock grants awarded, net of unearned compensation of $81: 2,020 shares	4	(4)
Balance, June 30, 2017	$14,792	$134,937	$116,988	$(3,208)	$263,509

Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$248,768
Stock based compensation		35			35
Net income			9,737		9,737
Other comprehensive income, net of income taxes				975	975
Dividends declared: $0.62 per share			(4,586)		(4,586)
Shares retired: 16,463 shares	(33)	(571)			(604)
Balance, June 30, 2016	$14,788	$134,835	$105,852	$(1,150)	$254,325

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2017	2016
Cash flows from operating activities:
Net income	$10,459	$9,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	884	788
Amortization of deferred loan costs	427	362
Amortization of intangibles	526	602
Net accretion of purchase accounting adjustments on tangible assets
Amortization of loss on investment tax credits	235	244
Provision for loan losses	2,400	2,400
Net gain on sale of other real estate owned	(5)	(9)
Loans originated for sale	(10,411)	(10,709)
Proceeds from sale of loans originated for sale	10,520	11,108
Net gain on sale of loans originated for sale	(109)	(399)
Net amortization of investment securities	1,469	1,997
Net gain on sale of investment securities available-for-sale		(623)
Net gain on sale of merchant services business	(2,278)
Life insurance investment income	(384)	(395)
Stock based compensation	70	35
Net change in:
Accrued interest receivable	22	(156)
Other assets	(2,136)	(1,654)
Accrued interest payable	(31)	(107)
Other liabilities	(116)	(804)
Net cash provided by operating activities	11,542	12,417
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		27,408
Proceeds from repayments of investment securities:
Available-for-sale	21,594	23,013
Held-to-maturity	637	830
Purchases of investment securities:
Available-for-sale	(18,958)	(16,725)
Net purchase of restricted equity securities	(703)	(1,475)
Net increase in lending activities	(65,625)	(125,528)
Investment in low income housing investment tax credits		(2,050)
Purchases of premises and equipment	(3,516)	(2,141)
Purchase of investment in life insurance		(1,500)
Proceeds from the sale of merchant services business	2,300
Proceeds from sale of other real estate owned	272	195
Net cash used in investing activities	(63,999)	(97,973)
Cash flows from financing activities:
Net increase in deposits	50,676	41,053
Repayment of long-term debt	(974)	(1,122)
Net increase in short-term borrowings	8,800	47,975
Retirement of common stock		(604)
Cash dividends paid	(4,585)	(4,586)
Net cash provided by financing activities	53,917	82,716
Net increase (decrease) in cash and cash equivalents	1,460	(2,840)
Cash and cash equivalents at beginning of period	39,941	32,917
Cash and cash equivalents at end of period	$41,401	$30,077

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2017	2016
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,113	$3,592
Income taxes	3,100	1,800
Noncash items:
Transfers of loans to other real estate	$279	$761

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2017, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s initial findings conclude that the new pronouncement will not have a significant impact on its consolidated financial statements as the current projected minimum lease payments under existing lease contracts subject to the new pronouncement are less than one percent of its current assets.

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

The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations; however, it is anticipated that the allowance will increase upon adoption and that the increased allowance level will decrease regulatory capital and ratios.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Net unrealized gain on investment securities available-for-sale	$2,010	$553
Income tax	703	193
Net of income taxes	1,307	360
Benefit plan adjustments	(6,946)	(6,946)
Income tax	(2,431)	(2,431)
Net of income taxes	(4,515)	(4,515)
Accumulated other comprehensive loss	$(3,208)	$(4,155)

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2017 and 2016 is as follows:

Three Months Ended June 30,	2017	2016
Unrealized gain on investment securities available-for-sale	$1,184	$1,128
Net gain on the sale of investment securities available-for-sale(1)		(381)
Other comprehensive income gain before taxes	1,184	747
Income tax expense	415	261
Other comprehensive income	$769	$486

Six Months Ended June 30,	2017	2016
Unrealized gain on investment securities available-for-sale	$1,457	$2,123
Net gain on the sale of investment securities available-for-sale(1)		(623)
Other comprehensive income gain before taxes	1,457	1,500
Income tax expense	510	525
Other comprehensive income	$947	$975

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

There were no shares considered anti-dilutive for the three and six month periods ended June 30, 2017 and 2016.

	2017		2016
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net Income	$5,659	$5,659	$4,855	$4,855
Average common shares outstanding	7,396,163	7,396,163	7,395,127	7,395,127
Earnings per share	$0.76	$0.76	$0.66	$0.66

	2017		2016
For the Six Months Ended June 30	Basic	Diluted	Basic	Diluted
Net Income	$10,459	$10,459	$9,737	$9,737
Average common shares outstanding	7,395,158	7,395,158	7,399,318	7,399,318
Earnings per share	$1.41	$1.41	$1.32	$1.32

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,047	$56	$23	$20,080
U.S. Government-sponsored enterprises	81,495	96	847	80,744
State and municipals:
Taxable	14,629	667	1	15,295
Tax-exempt	102,737	2,191	59	104,869
Mortgage-backed securities:
U.S. Government agencies	17,576	31	29	17,578
U.S. Government-sponsored enterprises	18,280	39	111	18,208
Total	$254,764	$3,080	$1,070	$256,774
Held-to-maturity:
Tax-exempt state and municipals	$6,860	$163	$3	$7,020
Mortgage-backed securities:
U.S. Government agencies	61			61
U.S. Government-sponsored enterprises	2,947	193		3,140
Total	$9,868	$356	$3	$10,221

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$7,570		$132	$7,438
U.S. Government-sponsored enterprises	82,314	$79	1,480	80,913
State and municipals:
Taxable	14,698	566	39	15,225
Tax-exempt	110,931	2,309	640	112,600
Mortgage-backed securities:
U.S. Government agencies	21,041	48	47	21,042
U.S. Government-sponsored enterprises	22,303	48	159	22,192
Total	$258,857	$3,050	$2,497	$259,410
Held-to-maturity:
Tax-exempt state and municipals	$6,862	$72	$67	$6,867
Mortgage-backed securities:
U.S. Government agencies	68	1		69
U.S. Government-sponsored enterprises	3,587	191		3,778
Total	$10,517	$264	$67	$10,714

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2017, is summarized as follows:

Fair
June 30, 2017	Value
Within one year	$33,157
After one but within five years	127,433
After five but within ten years	45,799
After ten years	14,599
220,988
Mortgage-backed securities	35,786
Total	$256,774

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2017, is summarized as follows:

	Amortized	Fair
June 30, 2017	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,860	$7,020
	6,860	7,020
Mortgage-backed securities	3,008	3,201
Total	$9,868	$10,221

Securities with a carrying value of $138,272 and $144,750 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$2,501	$23			$2,501	$23
U.S. Government-sponsored enterprises	65,845	823	$1,067	$24	66,912	847
State and municipals:
Taxable	554	1			554	1
Tax-exempt	15,898	62			15,898	62
Mortgage-backed securities:
U.S. Government agencies	2,848	8	3,503	21	6,351	29
U.S. Government-sponsored enterprises	11,218	50	2,327	61	13,545	111
Total	$98,864	$967	$6,897	$106	$105,761	$1,073

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$7,438	$132			$7,438	$132
U.S. Government-sponsored enterprises	59,460	1,480			59,460	1,480
State and municipals:
Taxable	1,035	39			1,035	39
Tax-exempt	55,166	707	$226		55,392	707
Mortgage-backed securities:
U.S. Government agencies	5,917	27	1,496	$20	7,413	47
U.S. Government-sponsored enterprises	16,412	85	2,712	74	19,124	159
Total	$145,428	$2,470	$4,434	$94	$149,862	$2,564

The Company had 80 investment securities, consisting of 27 tax-exempt state and municipal obligations, one U.S. Treasury security, one taxable municipal obligation, 25 U.S. Government-sponsored enterprise securities, and 26 mortgage-backed securities that were in unrealized loss positions at June 30, 2017. Of these securities, eleven mortgage-backed securities and one U.S. Government-sponsored enterprise security were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2017. There was no OTTI recognized for the three or six months ended June 30, 2017 and 2016.

The Company had 163 investment securities, consisting of 107 tax-exempt state and municipal obligations, two taxable state and municipal obligations, two U.S. Treasury securities, 22 U.S. Government-sponsored enterprise securities and 30 mortgage-backed securities that were in unrealized loss positions at December 31, 2016. Of these securities, nine mortgage-backed securities, and two tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2017 and December 31, 2016 are summarized as follows. Net deferred loan costs were $542 and $579 at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Commercial	$452,180	$408,814
Real estate:
Commercial	719,652	700,144
Residential	286,232	289,781
Consumer	139,298	134,226
Total	$1,597,362	$1,532,965

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

		Real estate
June 30, 2017	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance April 1, 2017	$4,129	$6,291	$4,978	$1,571	$		$16,969
Charge-offs	(32)	(242)	(8)	(149)			(431)
Recoveries	6	22	4	32			64
Provisions	323	516	222	139			1,200
Ending balance	$4,426	$6,587	$5,196	$1,593	$		$17,802

		Real estate
June 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance April 1, 2016	$3,322	$4,616	$4,359	$1,646		$215	$14,158
Charge-offs	(393)	(48)	(126)	(65)			(632)
Recoveries	34	14	10	15			73
Provisions	300	495	222	83		100	1,200
Ending balance	$3,263	$5,077	$4,465	$1,679		$315	$14,799

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

		Real estate
June 30, 2017	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$3,799	$5,847	$4,707	1,608		15,961
Charge-offs	(32)	(367)	(23)	(320)		(742)
Recoveries	13	55	26	89		183
Provisions	646	1,052	486	216		2,400
Ending balance	$4,426	$6,587	$5,196	$1,593	$	$17,802

		Real estate
June 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$3,042	$4,245	$4,082	$1,583	$23	$12,975
Charge-offs	(396)	(103)	(126)	(130)		(755)
Recoveries	36	30	35	78		179
Provisions	581	905	474	148	292	2,400
Ending balance	$3,263	$5,077	$4,465	$1,679	$315	$14,799

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2017 and December 31, 2016 is summarized as follows:

			Real estate
June 30, 2017	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$4,426		$6,587		$5,196		$1,593	$		$17,802
Ending balance: individually evaluated for impairment		322		509		461		43			1,335
Ending balance: collectively evaluated for impairment		4,104		6,078		4,735		1,550			16,467
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$
Loans receivable:
Ending balance		$452,180		$719,652		$286,232		$139,298	$		$1,597,362
Ending balance: individually evaluated for impairment		1,944		3,951		3,285		232			9,412
Ending balance: collectively evaluated for impairment		449,868		715,056		282,915		139,066			1,586,905
Ending balance: loans acquired with deteriorated credit quality		$368		$645		$32	$		$		$1,045

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2017 and December 31, 2016:

		Special
June 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$444,700	$2,976	$4,504	$	$452,180
Real estate:
Commercial	698,625	8,590	12,437		719,652
Residential	279,578	143	6,511		286,232
Consumer	139,154		144		139,298
Total	$1,562,057	$11,709	$23,596	$	$1,597,362

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$398,867	$6,222	$3,725	$	$408,814
Real estate:
Commercial	674,914	10,392	14,838		700,144
Residential	282,737	233	6,811		289,781
Consumer	133,983		243		134,226
Total	$1,490,501	$16,847	$25,617	$	$1,532,965

Information concerning nonaccrual loans by major loan classification at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Commercial	$1,285	$934
Real estate:
Commercial	4,115	7,016
Residential	2,645	3,003
Consumer	232	155
Total	$8,277	$11,108

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2017	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$501	$105	$1,285	$1,891	$450,289	$452,180
Real estate:
Commercial	2,003	71	4,115	6,189	713,463	719,652
Residential	964	474	3,212	4,650	281,582	286,232	$567
Consumer	964	346	500	1,810	137,488	139,298	268
Total	$4,432	$996	$9,112	$14,540	$1,582,822	$1,597,362	$835

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$249	$75	$934	$1,258	$407,556	$408,814
Real estate:
Commercial	4,782	527	7,016	12,325	687,819	700,144
Residential	2,100	354	3,561	6,015	283,766	289,781	$558
Consumer	962	259	441	1,662	132,564	134,226	286
Total	$8,093	$1,215	$11,952	$21,260	$1,511,705	$1,532,965	$844

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2017 and June 30, 2016, and as of and for the year ended, December 31, 2016 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2017	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,580	$2,197		$1,173	$18	$1,583	$35
Real estate:
Commercial	3,058	3,706		3,387	7	3,045	13
Residential	2,083	2,265		2,216	4	2,212	6
Consumer	188	188		186		176
Total	6,909	8,356		6,962	29	7,016	54
With an allowance recorded:
Commercial	732	732	$321	1,328		979
Real estate:
Commercial	1,538	1,538	509	1,505	3	2,601	7
Residential	1,234	1,234	461	1,139	8	1,218	14
Consumer	44	44	44	34		22
Total	3,548	3,548	1,335	4,006	11	4,820	21
Commercial	2,312	2,929	321	2,501	18	2,562	35
Real estate:
Commercial	4,596	5,244	509	4,892	10	5,646	20
Residential	3,317	3,499	461	3,355	12	3,430	20
Consumer	232	232	44	220		198
Total	$10,457	$11,904	$1,335	$10,968	$40	$11,836	$75

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,404	$3,213		$1,461	$48
Real estate:
Commercial	2,364	3,018		4,300	71
Residential	2,205	2,388		2,133	35
Consumer	155	155		147
Total	7,128	8,774		8,041	154
With an allowance recorded:
Commercial	283	283	$225	859
Real estate:
Commercial	4,793	4,793	1,197	2,366	2
Residential	1,375	1,376	520	1,185	7
Consumer				50
Total	6,451	6,452	1,942	4,460	9
Commercial	2,687	3,496	225	2,320	48
Real estate:
Commercial	7,157	7,811	1,197	6,666	73
Residential	3,580	3,764	520	3,318	42
Consumer	155	155		197
Total	$13,579	$15,226	$1,942	$12,501	$163

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,296	$2,378		$1,235	$14	$1,249	30
Real estate:
Commercial	5,517	6,181		4,340	30	3,643	61
Residential	1,941	2,124		2,079	3	2,355	11
Consumer	157	157		123		92
Total	8,911	10,840		7,777	47	7,339	102
With an allowance recorded:
Commercial	615	615	$615	878		923	$
Real estate:
Commercial	899	899	405	1,964		2,400
Residential	1,279	1,279	723	1,136	2	1,295	4
Consumer	71	71	71	80		92
Total	2,864	2,864	1,814	4,058	2	4,710	4
Commercial	1,911	2,993	615	2,113	14	2,172	30
Real estate:
Commercial	6,416	7,080	405	6,304	30	6,043	61
Residential	3,220	3,403	723	3,215	5	3,650	15
Consumer	228	228	71	203		184
Total	$11,775	$13,704	$1,814	$11,835	$49	$12,049	$106

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,152 at June 30, 2017, $1,909 at December 31, 2016 and $2,701 at June 30, 2016.

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

There was one loan modified as a troubled debt restructuring for the three months ended June 30, 2017 totaling $64.  For the six months ended June 30, 2017, two loans were modified as troubled debt restructurings in the amount of $409.  There were no loans modified as troubled debt restructurings for the three months ended June 30, 2016.  For the six months ended June 30, 2016, there was one loan modified as a troubled debt restructuring in the amount of $75. During the three  and six months ended June 30, 2017, there were no payment defaults on loans restructured within the last twelve months.  During the three months ended June 30, 2016, there were no payment defaults on loans restructured within the last twelve months.  During the six months ended June 30, 2016, there were two payment defaults on restructured residential real estate loans totaling $208.

6. Other assets and gain on sale of merchant services business:

The components of other assets at June 30, 2017, and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
Other real estate owned	$384	$393
Investment in residential housing program	8,077	8,312
Mortgage servicing rights	707	698
Bank owned life insurance	33,454	33,073
Restricted equity securities	7,754	7,051
Other assets	17,626	15,974
Total	$68,002	$65,501

In the second quarter of 2017, the Company entered into and executed a merchant asset sales agreement with a third party to sell and transfer the Company’s merchant business. Proceeds from the sale were received on June 30, 2017 in the amount of $2,300. In connection with the sale, merchant related equipment in the amount of $22 previously included in other assets above were sold, resulting in a net gain of $2,278 to the Company which is included in noninterest income in the accompanying consolidated statements of income for the three and six months ended June 30, 2017. The sale represents the entirety of the Company’s merchant services business and the Company will no longer originate any proprietary merchant service relationships. The Company did not receive an ownership interest in the unrelated purchaser of the merchant business. The $2,300 represents the entire consideration received by the Company under the merchant asset sales agreement and there is no form of contingent consideration. Separate from the merchant asset sales

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

agreement, the Company entered into a marketing and sales agreement with the merchant business purchaser to share in future revenue generated from the sold merchant portfolio, and from new merchant referrals.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at June 30, 2017 and December 31, 2016.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$20,080	$20,080		$
U.S. Government-sponsored enterprises	80,744		$80,744
State and Municipals:
Taxable	15,295		15,295
Tax-exempt	104,869		104,869
Mortgage-backed securities:
U.S. Government agencies	17,578		17,578
U.S. Government-sponsored enterprises	18,208		18,208
Total	$256,774	$20,080	$236,694	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,438	$7,438		$
U.S. Government-sponsored enterprises	80,913		$80,913
State and Municipals:
Taxable	15,225		15,225
Tax-exempt	112,600		112,600
Mortgage-backed securities:
U.S. Government agencies	21,042		21,042
U.S. Government-sponsored enterprises	22,192		22,192
Total	$259,410	$7,438	$251,972	$

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,798			$1,798
Other real estate owned	$213			$213

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,193			$3,193
Other real estate owned	$371			$371

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,798	Appraisal of collateral	Appraisal adjustments	6.3% to 97.0% (75.3)%
			Liquidation expenses	3.0% to 6.0% (4.8)%
Other real estate owned	$213	Appraisal of collateral	Appraisal adjustments	20.0% to 38.2% (27.5)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,193	Appraisal of collateral	Appraisal adjustments	18.0% to 97.0% (74.5)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$371	Appraisal of collateral	Appraisal adjustments	25.0% to 54.6% (43.1)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2017	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$41,401	$41,401	$41,401
Investment securities:
Available-for-sale	256,774	256,774	20,080	$236,694
Held-to-maturity	9,868	10,221		10,221
Loans held for sale				—
Net loans	1,579,560	1,567,146			$1,567,146
Accrued interest receivable	6,206	6,206		6,206
Mortgage servicing rights	707	1,607		1,607
Restricted equity securities	7,754	7,754		7,754
Total	$1,902,270	$1,891,109
Financial liabilities:
Deposits	$1,639,433	$1,638,514		$1,638,514
Short-term borrowings	91,500	91,500		91,500
Long-term debt	57,160	58,053		58,053
Accrued interest payable	431	431		431
Total	$1,788,524	$1,788,498

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

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) and an Employees’ Pension Plan, which is currently frozen.

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $307 and $603 in 2017 and $329 and $603 in 2016 relating to the employee benefit plans.

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three Months Ended June 30,	2017	2016
Components of net periodic pension cost:
Interest cost	$217	$166
Expected return on plan assets	(305)	(223)
Amortization of unrecognized net gain	65	52
Net periodic other benefit cost	$(23)	$(5)

	Pension Benefits
Six Months Ended June 30,	2017	2016
Components of net periodic pension cost:
Interest cost	$217	$333
Expected return on plan assets	(305)	(447)
Amortization of unrecognized net gain	65	104
Net periodic other benefit cost	$(23)	$(10)

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

As of June 30, 2017, there were 120,116 shares of the Company’s common stock available for grant as awards pursuant to the 2008 Plan.  If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units.

In 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan.  In 2016, the Company did not make any awards under the 2008 Plan.

The non-performance restricted stock grants made in 2017 vest equally over three years from the grant date.  Grants of restricted stock made in prior periods cliff vest after five years.  The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity that determines the number of restricted stock units that may vest.

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

The Company recognized compensation expense of $40 for the three and six months ended June 30, 2017 and did not recognize any compensation expense for the three and six months ended June 30, 2016 for awards granted under the 2008 Plan.  As of June 30, 2017, the Company had $325 of unrecognized compensation expense associated with awards.  The remaining cost is expected to be recognized over a weighted average vesting period of 2.75 years.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and all amendments thereto, as filed with the Securities and Exchange Commission.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Operating Environment:

The Federal Open Market Committee (“FOMC”) increased the overnight rate 25 basis points during the first quarter of 2017 and another 25 basis points in the second quarter of 2017 as well as projected one more rate hike in 2017. In doing so, the FOMC cited improvement in labor markets and the move in recent quarters to the committee’s long-term desired 2 percent level of inflation. The initial reading of second quarter 2017 gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annualized rate of 2.6%, up significantly from the final reading of 0.7% in the first quarter of 2017 while the consumer price index (“CPI”) decreased slightly for the 12 months ended June 30, 2017 at 1.6% from 2.4% for the 12 months ended March 31, 2017. The core personal consumption expenditure price index, which ignores food and energy, averaged 1.7% for the 12 months ended June 30, 2017.

Review of Financial Position:

Total assets increased $65,316, or 6.6% annualized, to $2,064,758 at June 30, 2017, from $1,999,442 at December 31, 2016. Loans, net increased to $1,597,362 at June 30, 2017, compared to $1,532,965 at December 31, 2016, an increase of $64,397 or 8.5% annualized. The increase in loans, net during 2017 has been funded primarily by increases in deposits and to a lesser extent short-term borrowings and investment cashflow. Investment securities decreased $3,285 or 2.4% annualized in 2017. Total deposits increased $50,676 or 6.4% as interest-bearing deposits increased $47,927 and noninterest-bearing deposits increased $2,749. Total stockholders’ equity increased $6,891 or at an annual rate of 5.4%, from $256,618 at year-end 2016 to $263,509 at June 30, 2017. Compared to March 31, 2017, total assets increased $41,252 or 2.0% while loans, net increased $37,495 or 2.4% and deposits increased $23,889 or 1.5%. For the six months ended June 30, 2017, total assets averaged $2,025,301, an increase of $148,470 from $1,876,831 for the same period of 2016.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $256,774 at June 30, 2017, a decrease of $2,636, or 1.0% from $259,410 at December 31, 2016. The majority of the investment cashflow from maturing bonds and principal payments on mortgage-backed securities was re-invested back into the investment portfolio.  The Company has not incrementally grown the investment portfolio due to the flattening yield curve.  Investment securities held-to-maturity totaled $9,868 at June 30, 2017, a decrease of $649 or 6.2% from $10,517 at December 31, 2016 due to payments received from mortgage backed holdings.

For the six months ended June 30, 2017, the investment portfolio averaged $272,910, a decrease of $6,070 or 2.2% compared to $278,980 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 3 basis points to 2.87% for the six months ended June 30, 2017, from 2.90% for the comparable period of 2016. The decrease in the yield is resulting from investment cashflows being replaced into the low rate environment. The tax-equivalent yield on the investment portfolio decreased 4 basis points to 2.85% in the second quarter of 2017 compared to 2.89% in the first quarter of 2017.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $1,307, net of deferred income taxes of $703, at June 30, 2017, and $360, net of deferred income taxes of $193, at December 31, 2016.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

The Company’s continued investment in its Lehigh Valley and King of Prussia expansion markets led to the loan growth during the six months ended June 30, 2017. Loans, net increased to $1,597,362 at June 30, 2017 from $1,532,965 at December 31, 2016, an increase of $64,397 or 8.5% annualized. The growth reflected increases in commercial loans,

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

commercial real estate loans and consumer loans, partially offset by a decrease in residential real estate loans. Commercial loans increased $43,366, or 21.4% annualized, to $452,180 at June 30, 2017 compared to $408,814 at December 31, 2016. Commercial real estate loans increased $19,508 or 5.6% annualized, to $719,652 at June 30, 2017 compared to $700,144 at December 31, 2016. Consumer loans increased $5,072, or 7.6% on an annualized basis, to $139,298 at June 30, 2017 compared to $134,226 at December 31, 2016. The primary contributor to the growth in consumer loans was our indirect automobile lending portfolio which increased $6,927, due to increased consumer demand for automobiles.

Residential real estate loans decreased $3,549, or 2.4% on an annualized basis, to $286,232 at June 30, 2017 compared to $289,781 at December 31, 2016. The decrease is due to lower first lien residential mortgage loans as the majority of new originations were sold into the secondary market in lieu of being retained in our loan portfolio to mitigate interest rate risk in the current low rate environment.  Growth in our home equity line of credit portfolio due to seasonal demand partially offset the decline.

For the six months ended June 30, 2017, loans, net averaged $1,556,848, an increase of $147,898 or 10.5% compared to $1,408,950 for the same period of 2016. The tax-equivalent yield on the loan portfolio was 4.38% for the six months ended June 30, 2017, an 11 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio decreased to 4.36% for the second quarter of 2017 as compared to 4.40% for the first quarter of 2017 and 4.47% for the second quarter of 2016.

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

Unused commitments at June 30, 2017, totaled $366,936, consisting of $341,292 in unfunded commitments of existing loan facilities and $25,644 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2016 totaled $324,713, consisting of $293,662 in unfunded commitments of existing loans and $31,051 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2017 and 2016, are summarized as follows:

	2017	2016
United States	4.5%	4.9%
New York (statewide)	4.6	4.9
Pennsylvania (statewide)	5.1	5.5
Broome County	5.6	5.6
Bucks County	4.3	4.7
Lackawanna County	5.4	5.9
Lehigh County	5.3	5.4
Luzerne County	6.3	6.6
Monroe County	6.2	6.4
Montgomery County	4.0	4.2
Northampton County	5.2	5.3
Susquehanna County	5.5	6.2
Wayne County	6.0	6.3
Wyoming County	5.9%	6.8%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

The employment conditions improved for the Nation, New York, and Pennsylvania, and improved or were the same in all of the eleven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated however, relative to historical levels within many of our market areas.

We experienced improvement in our our asset quality as nonperforming assets decreased for the six months ended June 30, 2017 by $2,564 or 18.0% to $11,648 at June 30, 2017, from $14,212 at December 31, 2016. We experienced a decrease in nonaccrual and restructured loans which was partially offset by increases to accruing loans past due 90 days or more and foreclosed assets. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.73% at June 30, 2017 and 0.93% at December 31, 2016.

Loans on nonaccrual status decreased $2,831 to $8,277 at June 30, 2017 from $11,108 at December 31, 2016. The majority of the decrease from year end was due to a decrease of $2,901 in nonaccrual commercial real estate loans which was due to the successful work-out and collection activities related to two large credit relationships. Nonaccrual residential real estate loans decreased by $358 due to a combination of principal payments, payoffs and loans transferred to other real estate owned. Increases in nonaccrual commercial and industrial loans of $351 and consumer loans of $77 partially offset the decreases. Other real estate owned decreased $9 to $384 at June 30, 2017 from $393 at December 31, 2016, as five properties were sold during the period with five additional loans transferred to other real estate.  At June 30, 2017 and December 31, 2016 there were  eight properties comprising other real estate owned.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to maximize profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. We continue our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

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

 The allowance for loan losses increased $1,841 to $17,802 at June 30, 2017, from $15,961 at the end of 2016. For the six months ended June 30, 2017, net charge-offs were $559 or 0.07% of average loans outstanding, a $17 decrease compared to $576 or 0.08% of average loans outstanding in the same period of 2016.

Deposits:

We attract the majority of our deposits from within our ten county market area that stretches from Bucks and Montgomery Counties in southeastern Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2017, total deposits increased to $1,639,433 from $1,588,757 at December 31, 2016. Interest-bearing deposits increased $47,927 and noninterest-bearing deposits increased $2,749. Interest-bearing transaction accounts, including

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

NOW and money market accounts, increased $41,386, or 15.0% annualized, to $596,714 at June 30, 2017, from $555,328 at December 31, 2016. Time deposits less than $100 decreased $5,418, or 6.7% annualized, to $158,732 at June 30, 2017, from $164,150 at December 31, 2016. Increases in savings accounts of $7,470 and time deposits $100 or more of $4,489 were recorded in the six months ended June 30, 2017.

For the six months ended June 30, 2017 interest-bearing deposits averaged $1,257,313 in 2017 compared to $1,166,966 in 2016. The cost of interest-bearing deposits was 0.48% in 2017 compared to 0.45% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.59% in 2017 compared to 0.55% in 2016. The cost of interest-bearing liabilities increased 3 basis point when comparing the first and second quarters of 2017.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2017, totaled $91,500 compared to $82,700 at December 31, 2016, an increase of $8,800. Long-term debt was $57,160 at June 30, 2017, compared to $58,134 at year end 2016. The increase in short-term borrowing was a function of strong loan demand outpacing our deposit growth whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the six months ended June 30, 2017.

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

Our cumulative one-year RSA/RSL ratio equaled 1.64% at June 30, 2017. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at June 30, 2017, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2017, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2017 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2017. Our noncore funds at June 30, 2017, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 14.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 7.4%. Comparatively, our overall noncore dependence ratio at year-end 2016 was 14.4% and our net short-term noncore funding dependence ratio was 6.5%, indicating that our reliance on noncore funds has increased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $1,460 during the six months ended June 30, 2017. Cash and cash equivalents decreased $2,840 for the same period last year. For the six months ended June 30, 2017, net cash inflows of $11,542 from operating activities and $53,917 from financing activities were partially offset by net cash outflows of $63,999 from investing activities. For the same period of 2016, net cash inflows of $12,417 from operating activities and $82,716 from financing activities were more than offset by net cash outflows of $97,973 from investing activities.

Operating activities provided net cash of $11,542 for the six months ended June 30, 2017, and $12,417 for the corresponding six months of 2016. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $63,999 for the six months ended June 30, 2017, compared to using $97,973 for the same period of 2016. In 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. In 2016, lending also led to the decrease in cash from investing activities and was only partially offset by proceeds received from investment securities.

 Financing activities provided net cash of $53,917 for the six months ended June 30, 2017, and $82,716 for the corresponding six months of 2016. Deposit gathering is our predominant financing activity. Deposits increased for the six months ended June 30, 2017 and 2016. The increase in deposits totaled $50,676 in the six months ended June 30, 2017. Comparatively, deposits increased $41,053 for the same period of 2016. We continued to attract deposits from customers in new markets as well as existing customers, including municipalities and school districts. Another source of financing is our short term borrowings which increased $8,800 in the six months ended June 30, 2017 compared to an increase of $47,975 in the first six months of 2016 due to higher loan growth.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $263,509 or $35.63 per share at June 30, 2017, compared to $256,618 or $34.71 per share at December 31, 2016. Net income of $10,459 for the six months ended June 30, 2017 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $4,585, stock based compensation of $70, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $947.

Dividends declared equaled $0.62 per share through six months of 2017 and 2016. The dividend payout ratio was 44.0% for the six months ended June 30, 2017 and 47.0% for the same period of 2016. The merger agreement pursuant to

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that we remain “well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of our board of directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2017, the Bank’s Tier 1 capital to total average assets was 9.85% as compared to 9.88% at December 31, 2016. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.90% and the total capital to risk weighted asset ratio was 12.99% at June 30, 2017. These ratios were 12.14% and 13.16% at December 31, 2016. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.90% at June 30, 2017 compared to 12.14% at December 31, 2016. The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2017. Additionally, as of June 30, 2017, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the second quarter of 2017 equaled $5,659 or $0.76 per share compared to $4,855 or $0.66 per share for the second quarter of 2016. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.11% for the second quarter of 2017 and 1.03% for the same period in 2016. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.71% for the second quarter of 2017 compared to 7.72% for the second quarter of 2016. Net income through six months in 2017 equaled $10,459 or $1.41 per share compared to $9,737 or $1.32 per share for the same period of 2016. Our ROA and ROE were 1.04% and 8.13% through six months in 2017 compared to 1.04% and 7.66% for the same period of 2016. There were no gains on sale of investment securities for the six months ended June 30, 2017 while there were gains of $623 for the same period in 2016. In the second quarter of 2017, we entered into and executed a merchant asset purchase agreement with a third party to sell and transfer our merchant business. This sale resulted in a gain of $2,278. There was no comparable gain in the corresponding period of 2016. In conjunction with the sale, we also executed a marketing and sales agreement to share in the future revenue generated from the sold merchant portfolio, and from new merchant referrals. The sale represents the entirety of our merchant services business and we will no longer originate any proprietary merchant services relationships, nor did we receive an ownership interest in the unrelated purchaser of that business.

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

For the three months ended June 30, tax-equivalent net interest income increased $783 to $16,967 in 2017 from $16,184 in 2016. The net interest spread decreased to 3.54% for the three months ended June 30, 2017 from 3.68% for the three months ended June 30, 2016. The tax-equivalent net interest margin decreased to 3.68% for the second quarter of 2017 from 3.81% for the comparable period of 2016. The tax-equivalent net interest margin for the first quarter of 2017 was 3.73%.

For the three months ended June 30, tax-equivalent interest income on earning assets increased $1,144, to $19,093 in 2017 as compared to $17,949 in 2016. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 9 basis points for the three months ended June 30, 2017 to 4.14% as compared to 4.23% for the three months ended June 30, 2016. The decrease in the yield on earning assets resulted from decreasing loan yields. The overall yield earned on investments decreased 10 basis points for the second quarter of 2017 to 2.85% from 2.95% for the second quarter of 2016. Average investment balances were relatively unchanged when comparing the current and year ago quarter.

Total interest expense increased $361, to $2,126 for the three months ended June 30, 2017 from $1,765 for the three months ended June 30, 2016. An unfavorable volume variance caused the increase. An increase in the average volume of interest bearing liabilities of $118,721 coupled with a 5 basis point increase in the cost of funds comparing the three months ended June 30, 2017 and 2016 caused the increase.

For the six months ended June 30, tax-equivalent net interest income increased $1,604 to $33,629 in 2017 from $32,025 in 2016. The net interest spread decreased to 3.57% for the six months ended June 30, 2017 from 3.68% for the six months ended June 30, 2016. The tax-equivalent net interest margin for the six months ended June 30 was 3.71% in 2017 compared to 3.81% in 2016. Loan accretion income in the six months ended June 30, 2017 related to loans acquired in the fourth quarter of 2013 was $94, resulting in an increase in the tax-equivalent net interest margin of 1 basis point. Comparatively, loan accretion income on these loans recognized in the first six months of 2016 was $372, resulting in an increase in the tax-equivalent net interest margin of 4 basis points. Without such interest income, the tax equivalent net interest margin for the six months ended June 30 would have been 3.70% in 2017 and 3.76% in 2016.

For the six months ended June 30, 2017, tax-equivalent interest income increased $2,201, to $37,711 as compared to $35,510 for the six months ended June 30, 2016. A volume variance in interest income of $4,149 attributable to an increase in the average balance of earning assets was partially offset by a $1,948 unfavorable rate variance due primarily to a decrease in the yield on loans. Specifically, the increase was primarily due to a $147,898 increase in average loans for the first six months of 2017 from the same period in 2016. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the six months ended June 30, 2017 to 4.16% as compared to 4.22% for the six months ended June 30, 2016. This was a result of increased market competition for new loans.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Total interest expense increased $597 to $4,082 for the six months ended June 30, 2017 from $3,485 for the six months ended June 30, 2016. A volume variance caused interest expenses to increase $252. The average volume of interest bearing liabilities increased to $1,399,812 for the six months ended June 30, 2017, as compared to $1,284,821 for the six months ended June 30, 2016. Adding to the volume variance, a rate variance of $345 resulted in the increased interest expense through six months in 2017. The cost of funds increased to 0.59% for the six months ended June 30, 2017 as compared to 0.55% for the same period in 2016.

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

	Six months ended
	June 2017			June 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,446,959	$31,486	4.39%	$1,301,887	$29,106	4.50%
Tax-exempt	109,889	2,340	4.29	107,063	2,355	4.42
Investments:
Taxable	159,717	1,505	1.90	151,861	1,338	1.77
Tax-exempt	113,193	2,378	4.24	127,119	2,692	4.26
Interest-bearing deposits	328	2	1.23	2,517	19	1.52
Federal funds sold
Total earning assets	1,830,086	37,711	4.16%	1,690,447	35,510	4.22%
Less: allowance for loan losses	16,867			13,983
Other assets	212,082			200,367
Total assets	$2,025,301	37,711		$1,876,831	35,510
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$248,067	606	0.49%	$210,935	380	0.36%
NOW accounts	326,132	682	0.42	292,795	544	0.37
Savings accounts	401,066	253	0.13	390,453	348	0.18
Time deposits less than $100	159,358	845	1.07	164,678	874	1.07
Time deposits $100 or more	122,690	577	0.95	108,105	459	0.85
Short-term borrowings	84,886	422	1.00	58,073	166	0.57
Long-term debt	57,613	697	2.44	59,782	714	2.40
Total interest-bearing liabilities	1,399,812	4,082	0.59	1,284,821	3,485	0.55
Noninterest-bearing deposits	351,451			320,923
Other liabilities	14,587			15,455
Stockholders’ equity	259,451			255,632
Total liabilities and stockholders’ equity	$2,025,301	4,082		$1,876,831	3,485
Net interest income/spread		$33,629	3.57%		$32,025	3.68%
Net interest margin			3.71%			3.81%
Tax-equivalent adjustments:
Loans		$819			$824
Investments		832			942
Total adjustments		$1,651			$1,766

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2017.

For the three and six months ended June 30, 2017 and 2016, the provision for loan losses totaled $1,200 and $2,400. Improving asset quality meant that no increase in the provision for the quarter and year-to-date periods ended June 30, 2017 was necessary.

Noninterest Income:

Noninterest income for the second quarter increased $2,266 or 55.1% to $6,379 in 2017 from $4,113 in 2016. For the six months ended June 30, 2017, noninterest income totaled $10,161, an increase of $2,157 or 27.0% from $8,004 for the comparable period of 2016. Service charges, fees and commissions increased $283, or 9.5% to $3,254 through six months in 2017 from $2,971 for the same period in 2016. Merchant services income increased $241 to $2,193 for the six months ended June 30, 2017 from $1,952 for the same period last year as a product of the increased volume of merchant activity. Income generated from commissions and fees on fiduciary activities increased $46 to $1,002 for the six months ended June 30, 2017 in comparison to $956 for the same period in 2016 due to additional executor fees generated in 2017. Income generated from our wealth management division decreased $41, or 5.8% to $667 through the first six months of 2017 in comparison to $708 over that same period in 2016 due to a reduction in the amount of brokerage fee income generated in 2017. Mortgage banking income decreased $16 to $383 through six months in 2017 compared to $399 for the comparable period in 2016 as the volume of loans originated for sale declined. Life insurance investment income decreased $11 to $384 for the six months ended June 30, 2017 from $395 for the same period in 2016. There were no gains from the sale of investment securities available-for-sale for the six months ended June 30, 2017 compared to $623 for the same period in 2016. As previously mentioned, the six months ended June 30, 2017 included a gain from the sale of our merchant business in the amount of $2,278. The year ago six month period ending June 30, 2016 did not have a comparable transaction.

For the three months ended June 30, increases in service charges, fees and commissions, income from merchant services, commissions and fees on fiduciary activities, wealth management, and mortgage banking income were partially offset by declines in life insurance income. There were no net gains on sale of investment securities available-for-sale for the quarter ended June 30, 2017. Net gains on sale of investment securities available-for-sale were $381 during the corresponding quarter of 2016. Additionally, the entire gain of $2,278 related to the merchant business sale was recognized within the second quarter of 2017.

Noninterest Expenses:

In general, noninterest expense is categorized into three main groups: employee-related expenses, occupancy and equipment expenses and other expenses. Employee-related expenses are costs associated with providing salaries, including payroll taxes and benefits, to our employees. Occupancy and equipment expenses, the costs related to the maintenance of facilities and equipment, include depreciation, general maintenance and repairs, real estate taxes, rental expense offset by any rental income, and utility costs. Other expenses include general operating expenses such as advertising, contractual services, insurance, including FDIC assessments, other taxes and supplies. Several of these costs and expenses are variable while the remainder are fixed. We utilize budgets and other related strategies in an effort to control the variable expenses.

For the second quarter, noninterest expense increased $1,889 or 15.6% to $14,002 in 2017 from $12,113 in 2016. For the six months ended June 30, noninterest expense increased $2,627 or 11.1% to $26,358 in 2017 from $23,731 in 2016.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Personnel costs increased 18.4%, net occupancy and equipment costs increased 3.5%, merchant services expense increased 27.8% and other expenses increased by 1.6% comparing year-to-date 2017 and 2016.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $7,026 for the second quarter of 2017, an increase of $1,122 or 19.0% when compared to the second quarter of 2016. Salaries and employee benefits expense totaled $13,301 for the six months ending June 30, 2017, an increase of $2,065 or 18.4% when compared to the same period of 2016. Costs related to our build out of our expansion plan contributed to the increase. Additional resources have been put in place to support our expansion and to continue our momentum in the Lehigh Valley and King of Prussia markets.

We experienced a $205 or 9.1% increase in net occupancy and equipment expense comparing the second quarter of 2017 at $2,450 and 2016 at $2,245. We experienced a $162 or 3.5% increase in net occupancy and equipment expense comparing $4,844 for the six months ended June 30, 2017 and $4,682 for the same period in 2016. Expenditures for occupancy and equipment related projects picked up during the first half of 2017 when compared to the same period in 2016. In general, as we expand and increase our presence in new markets, the costs associated with the maintenance and upkeep of new infrastructure within those markets increases.

Merchant services expense increased $285 or 38.1% to $1,033 for the three months ended June 30, 2017 from $748 for the same period in 2016. Merchant services expense increased $383 or 27.8% to $1,763 for the six months ended June 30, 2017 from $1,380 for the same period in 2016. The increase is due to higher volumes and correlates directly to the increase in merchant services income for the six months ended June 30, 2017. Additionally, the increased expense in the second quarter of 2017 includes costs related to the sale of the merchant business.

For the second quarter, other expenses increased $316 or 10.8% to $3,235 from $2,919 comparing 2017 to 2016. For the three months ended June 30, 2017, consulting and advisory expenses were higher by $153 due primarily to expenses related to the sale of the merchant business. Accounting and auditing expenses were higher during the current quarter by $124. For the six months ended June 30, other expenses increased $93 or 1.6% to $5,924 in 2017 compared to $5,831 in 2016. One time auditing fees amounted to $61 in the first half of 2017 as we transitioned to a new external accounting firm. Additionally, a $20 increase in shares tax expenditures to the state of Pennsylvania has been incurred through the six months ended June 30, 2017 when compared to the same period in 2016 due to our growth.

Income Taxes:

We recorded income tax expense of $1,653 or 22.6% of pre-tax income, and $1,238 or 20.3% of pre-tax income for the three months ended June 30, 2017 and 2016. We recorded income tax expense of $2,922 or 21.8% of pre-tax income for the six months ended June 30, 2017 and $2,395 or 19.7% of pre-tax income for the comparable period in 2016. The six months ended June 30, 2017 includes investment tax credits of $464 compared to $578 for that same period last year. Additionally, a higher proportion of tax-exempt interest income to before tax income was recognized during the year ago period.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2017, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2017
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	3.5	(20.0)	7.2	(40.0)
+300	3.0	(20.0)	6.2	(30.0)
+200	2.2	(10.0)	4.6	(20.0)
+100	1.3	(10.0)	3.5	(10.0)
Static
(100)	(5.5)	(10.0)	(10.7)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2017, would increase 1.3 percent from model results using current interest rates. Additional disclosures about market risk are included in Part I, Item 2 of this quarterly report and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2016.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at June 30, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

Peoples Financial Services Corp.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the period ended June 30, 2017 and through the date of this quarterly report on Form 10-Q and no such legal proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K, filed with the Commission on April 25, 2017.)

10.2	Peoples Financial Services Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K, filed with the Commission on May 23, 2017.)

31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Principal Executive Officer and Principal Financial Officer certifications pursuant to Section 1350.

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 4, 2017	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ John R. Anderson, III
John R. Anderson, III
Interim Principal Financial and Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

10.1

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8‑K, filed with the Commission on April 25, 2017.)

10.2	Peoples Financial Services Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8‑K, filed with the Commission on May 23, 2017.)

31.1	Principal Executive Officer Certification Pursuant to Rule 13a‑14 (a) /15d‑14 (a).	43

31.2	Principal Financial Officer Certification Pursuant to Rule 13a‑14 (a) /15d‑14 (a).	44

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to Section 1350.	45

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10‑Q for the period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements.