Form 10-Q
period 2017-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2017-11-07
CIK 1056943

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,396,505 at October 31, 2017.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2017

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks:
Cash and due from banks	$31,839	$39,496
Interest-bearing deposits in other banks	1,067	445
Total cash and due from banks	32,906	39,941
Investment securities:
Available-for-sale	259,138	259,410
Held-to-maturity: Fair value September 30, 2017, $9,912; December 31, 2016, $10,714	9,564	10,517
Total investment securities	268,702	269,927
Loans, net	1,632,515	1,532,965
Less: allowance for loan losses	18,831	15,961
Net loans	1,613,684	1,517,004
Loans held for sale	460
Premises and equipment, net	37,373	33,260
Accrued interest receivable	5,908	6,228
Goodwill	63,370	63,370
Intangible assets, net	3,427	4,211
Other assets	66,406	65,501
Total assets	$2,092,236	$1,999,442

Liabilities:
Deposits:
Noninterest-bearing	$372,146	$353,686
Interest-bearing	1,315,709	1,235,071
Total deposits	1,687,855	1,588,757
Short-term borrowings	71,900	82,700
Long-term debt	50,199	58,134
Accrued interest payable	481	462
Other liabilities	15,505	12,771
Total liabilities	1,825,940	1,742,824

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,396,505 shares at September 30, 2017 and 7,394,143 shares at December 31, 2016	14,793	14,788
Capital surplus	134,988	134,871
Retained earnings	119,971	111,114
Accumulated other comprehensive loss	(3,456)	(4,155)
Total stockholders’ equity	266,296	256,618
Total liabilities and stockholders’ equity	$2,092,236	$1,999,442

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
September 30,	2017	2016	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$16,535	$15,294	$48,021	$44,400
Tax-exempt	813	770	2,334	2,301
Interest and dividends on investment securities:
Taxable	714	575	2,130	1,879
Tax-exempt	716	861	2,262	2,611
Dividends	13	10	37	31
Interest on interest-bearing deposits in other banks	40	15	107	47
Total interest income	18,831	17,525	54,891	51,269

Interest expense:
Interest on deposits	1,654	1,356	4,617	3,961
Interest on short-term borrowings	177	116	599	282
Interest on long-term debt	344	353	1,041	1,067
Total interest expense	2,175	1,825	6,257	5,310
Net interest income	16,656	15,700	48,634	45,959
Provision for loan losses	1,200	1,200	3,600	3,600
Net interest income after provision for loan losses	15,456	14,500	45,034	42,359

Noninterest income:
Service charges, fees and commissions	2,156	1,542	5,410	4,513
Merchant services income	165	1,257	2,358	3,209
Commission and fees on fiduciary activities	540	539	1,542	1,495
Wealth management income	414	271	1,081	979
Mortgage banking income	193	217	576	616
Life insurance investment income	193	199	577	594
Net gain on sale of investment securities available-for-sale				623
Net gain on sale of merchant services business			2,278
Total noninterest income	3,661	4,025	13,822	12,029

Noninterest expense:
Salaries and employee benefits expense	6,550	5,466	19,851	16,702
Net occupancy and equipment expense	2,483	2,316	7,327	6,998
Merchant services expense	33	890	1,796	2,270
Amortization of intangible assets	259	297	785	899
Other expenses	3,155	3,048	9,079	8,879
Total noninterest expense	12,480	12,017	38,838	35,748
Income before income taxes	6,637	6,508	20,018	18,640
Income tax expense	1,287	1,390	4,209	3,785
Net income	5,350	5,118	15,809	14,855

Other comprehensive income:
Unrealized (loss) gain on investment securities available-for-sale	(381)	(1,120)	1,076	1,003
Reclassification adjustment for net gain on sales included in net income				(623)
Other comprehensive (loss) income	(381)	(1,120)	1,076	380
Income tax related to other comprehensive (loss) income	(133)	(392)	377	133
Other comprehensive (loss) income, net of income taxes	(248)	(728)	699	247
Comprehensive income	$5,102	$4,390	$16,508	$15,102

Per share data:
Net income:
Basic	$0.72	$0.69	$2.14	$2.01
Diluted	$0.72	$0.69	$2.14	$2.01
Average common shares outstanding:
Basic	7,396,505	7,394,143	7,395,612	7,397,581
Diluted	7,396,505	7,394,143	7,395,612	7,397,581
Dividends declared	$0.32	$0.31	$0.94	$0.93

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except share and per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$256,618
Stock based compensation		122			122
Net income			15,809		15,809
Other comprehensive income, net of income taxes				699	699
Dividends declared: $0.94 per share			(6,952)		(6,952)
Common stock grants awarded, net of unearned compensation of $53: 2,362 shares	5	(5)
Balance, September 30, 2017	$14,793	$134,988	$119,971	$(3,456)	$266,296

Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$248,768
Stock based compensation		53			53
Net income			14,855		14,855
Other comprehensive income, net of income taxes				247	247
Dividends declared: $0.93 per share			(6,879)		(6,879)
Shares retired: 16,463 shares	(33)	(571)			(604)
Balance, September 30, 2016	$14,788	$134,853	$108,677	$(1,878)	$256,440

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

For the Nine Months Ended September 30,	2017	2016
Cash flows from operating activities:
Net income	$15,809	$14,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,401	1,208
Amortization of deferred loan costs	662	575
Amortization of intangibles	785	899
Amortization of loss on investment tax credits	352	358
Provision for loan losses	3,600	3,600
Net gain on sale of other real estate owned	(50)	(25)
Loans originated for sale	(16,927)	(17,432)
Proceeds from sale of loans originated for sale	16,622	17,688
Net gain on sale of loans originated for sale	(155)	(616)
Net amortization of investment securities	2,130	2,826
Net gain on sale of investment securities available-for-sale		(623)
Net gain on sale of merchant services business	(2,278)
Life insurance investment income	(577)	(594)
Stock based compensation	122	53
Net change in:
Accrued interest receivable	320	487
Other assets	(1,780)	(1,799)
Accrued interest payable	19	(126)
Other liabilities	2,665	(671)
Net cash provided by operating activities	22,720	20,663
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		27,408
Proceeds from repayments of investment securities:
Available-for-sale	44,489	42,277
Held-to-maturity	936	1,221
Purchases of investment securities:
Available-for-sale	(45,254)	(36,462)
Net redemption (purchase) of restricted equity securities	710	(1,508)
Net increase in lending activities	(101,320)	(183,482)
Investment in low income housing investment tax credits		(2,045)
Purchases of premises and equipment	(5,514)	(6,100)
Purchase of investment in life insurance		(1,500)
Proceeds from the sale of merchant services business	2,300
Proceeds from sale of other real estate owned	487	702
Net cash used in investing activities	(103,166)	(159,489)
Cash flows from financing activities:
Net increase in deposits	99,098	110,000
Repayment of long-term debt	(7,935)	(1,669)
Net (decrease) increase in short-term borrowings	(10,800)	36,975
Retirement of common stock		(604)
Cash dividends paid	(6,952)	(6,879)
Net cash provided by financing activities	73,411	137,823
Net decrease in cash and cash equivalents	(7,035)	(1,003)
Cash and cash equivalents at beginning of period	39,941	32,917
Cash and cash equivalents at end of period	$32,906	$31,914

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(Dollars in thousands)

For the Nine Months Ended September 30,	2017	2016
Supplemental disclosures:
Cash paid during the period for:
Interest	$6,238	$5,436
Income taxes	4,100	3,900
Noncash items:
Transfers of loans to other real estate	$479	$761

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), including its subsidiary, Peoples Advisors, LLC (collectively, the “Company” or “Peoples”). The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2017, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

Derivative instruments and hedging activities

The Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recent accounting standards:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. ASU 2014-09 will become effective for the Company for the annual period beginning after December 15, 2017 and for interim periods within the annual period. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company has not selected a transition method. However, the Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s analysis of the effect of the new standard on its recurring revenue streams, it does not expect these changes to have a significant impact on the Company’s financial statements. Upon adoption on January 1, 2018, no significant adjustment to opening retained earnings is expected.

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company’s financial statements but due to the nature of the Company’s investments it is not expected to have a significant impact, if any.

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

The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. Further, any impact on the allowance upon adoption is currently unknown but any change in allowance levels will affect regulatory capital and ratios.

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

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements, as exposure to derivatives contracts is only offered under special circumstances. The Company will continue to assess the financial statement impact as adoption draws closer and/or exposure to derivatives contracts grows to a level deemed to be material.

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
Net unrealized gain on investment securities available-for-sale	$1,629	$553
Income tax	570	193
Net of income taxes	1,059	360
Benefit plan adjustments	(6,946)	(6,946)
Income tax	(2,431)	(2,431)
Net of income taxes	(4,515)	(4,515)
Accumulated other comprehensive loss	$(3,456)	$(4,155)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2017 and 2016 is as follows:

Three Months Ended September 30,	2017	2016
Unrealized loss on investment securities available-for-sale	$(381)	$(1,120)
Net gain on the sale of investment securities available-for-sale(1)
Other comprehensive loss before taxes	(381)	(1,120)
Income tax benefit	(133)	(392)
Other comprehensive loss before taxes	$(248)	$(728)

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Nine Months Ended September 30,	2017	2016
Unrealized gain on investment securities available-for-sale	$1,076	$1,003
Net gain on the sale of investment securities available-for-sale(1)		(623)
Other comprehensive income gain before taxes	1,076	380
Income tax expense	377	133
Other comprehensive income	$699	$247

(1)Represents amounts reclassified out of accumulated other comprehensive loss and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.

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

There were no shares considered anti-dilutive for the three and nine month periods ended September 30, 2017 and 2016.

	2017		2016
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net Income	$5,350	$5,350	$5,118	$5,118
Average common shares outstanding	7,396,505	7,396,505	7,394,143	7,394,143
Earnings per share	$0.72	$0.72	$0.69	$0.69

	2017		2016
For the Nine Months Ended September 30	Basic	Diluted	Basic	Diluted
Net Income	$15,809	$15,809	$14,855	$14,855
Average common shares outstanding	7,395,612	7,395,612	7,397,581	7,397,581
Earnings per share	$2.14	$2.14	$2.01	$2.01

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,045	$29	$28	$20,046
U.S. Government-sponsored enterprises	85,482	83	915	84,650
State and municipals:
Taxable	14,594	615	2	15,207
Tax-exempt	98,494	2,062	51	100,505
Residential Mortgage-backed securities:
U.S. Government agencies	16,045	21	33	16,033
U.S. Government-sponsored enterprises	16,492	29	95	16,426
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,326		85	6,241
Common equity securities	30			30
Total	$257,508	$2,839	$1,209	$259,138
Held-to-maturity:
Tax-exempt state and municipals	$6,859	$185	$2	$7,042
Residential Mortgage-backed securities:
U.S. Government agencies	58			58
U.S. Government-sponsored enterprises	2,647	165		2,812
Total	$9,564	$350	$2	$9,912

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$7,570		$132	$7,438
U.S. Government-sponsored enterprises	82,314	$79	1,480	80,913
State and municipals:
Taxable	14,698	566	39	15,225
Tax-exempt	110,931	2,309	640	112,600
Residential Mortgage-backed securities:
U.S. Government agencies	21,041	48	47	21,042
U.S. Government-sponsored enterprises	22,303	48	159	22,192
Total	$258,857	$3,050	$2,497	$259,410
Held-to-maturity:
Tax-exempt state and municipals	$6,862	$72	$67	$6,867
Residential Mortgage-backed securities:
U.S. Government agencies	68	1		69
U.S. Government-sponsored enterprises	3,587	191		3,778
Total	$10,517	$264	$67	$10,714

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2017, is summarized as follows:

Fair
September 30, 2017	Value
Within one year	$15,858
After one but within five years	148,810
After five but within ten years	40,582
After ten years	15,158
220,408
Mortgage-backed securities	38,700
Total	$259,108

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2017, is summarized as follows:

	Amortized	Fair
September 30, 2017	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,859	$7,042
	6,859	7,042
Mortgage-backed securities	2,705	2,870
Total	$9,564	$9,912

Securities with a carrying value of $165,205 and $144,750 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2017 and December 31, 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$5,494	$28			$5,494	$28
U.S. Government-sponsored enterprises	48,573	376	$29,309	$539	77,882	915
State and municipals:
Taxable	551	2			551	2
Tax-exempt	5,330	50	2,482	3	7,812	53
Residential Mortgage-backed securities:
U.S. Government agencies	5,671	13	3,175	20	8,846	33
U.S. Government-sponsored enterprises	8,492	25	4,775	70	13,267	95
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,241	85			6,241	85
Total	$80,352	$579	$39,741	$632	$120,093	$1,211

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$7,438	$132			$7,438	$132
U.S. Government-sponsored enterprises	59,460	1,480			59,460	1,480
State and municipals:
Taxable	1,035	39			1,035	39
Tax-exempt	55,166	707	$226		55,392	707
Residential Mortgage-backed securities:
U.S. Government agencies	5,917	27	1,496	$20	7,413	47
U.S. Government-sponsored enterprises	16,412	85	2,712	74	19,124	159
Total	$145,428	$2,470	$4,434	$94	$149,862	$2,564

The Company had 74 investment securities, consisting of 11 tax-exempt state and municipal obligations, 2 U.S. Treasury securities, one taxable municipal obligation, 29 U.S. Government-sponsored enterprise securities, and 31 mortgage-backed securities that were in unrealized loss positions at September 30, 2017. Of these securities, 4 tax-exempt state and municipal obligations, 14 mortgage-backed securities and 10 U.S. Government-sponsored enterprise securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2017. There was no OTTI recognized for the three or nine months ended September 30, 2017 and 2016.

The Company had 163 investment securities, consisting of 107 tax-exempt state and municipal obligations, 2 taxable state and municipal obligations, 2 U.S. Treasury securities, 22 U.S. Government-sponsored enterprise securities and 30 mortgage-backed securities that were in unrealized loss positions at December 31, 2016. Of these securities, 9 mortgage-backed securities, and 2 tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2017 and December 31, 2016 are summarized as follows. Net deferred loan costs were $646 and $579 at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Commercial	$449,464	$408,814
Real estate:
Commercial	751,510	700,144
Residential	289,582	289,781
Consumer	141,959	134,226
Total	$1,632,515	$1,532,965

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

		Real estate
September 30, 2017	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance July 1, 2017	$4,426	$6,587	$5,196	$1,593	$		$17,802
Charge-offs	(17)		(82)	(169)			(268)
Recoveries	3	41	4	49			97
Provisions	358	566	175	101			1,200
Ending balance	$4,770	$7,194	$5,293	$1,574	$		$18,831

		Real estate
September 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated		Total
Allowance for loan losses:
Beginning Balance July 1, 2016	$3,263	$5,077	$4,465	$1,679		$315	$14,799
Charge-offs		(72)	(153)	(130)			(355)
Recoveries	2	28	4	34			68
Provisions	321	548	245	86			1,200
Ending balance	$3,586	$5,581	$4,561	$1,669		$315	$15,712

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

		Real estate
September 30, 2017	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$3,799	$5,847	$4,707	1,608		15,961
Charge-offs	(49)	(367)	(105)	(489)		(1,010)
Recoveries	16	96	30	138		280
Provisions	1,004	1,618	661	317		3,600
Ending balance	$4,770	$7,194	$5,293	$1,574	$	$18,831

		Real estate
September 30, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2016	$3,042	$4,245	$4,082	$1,583	$23	$12,975
Charge-offs	(396)	(175)	(279)	(260)		(1,110)
Recoveries	38	58	39	112		247
Provisions	902	1,453	719	234	292	3,600
Ending balance	$3,586	$5,581	$4,561	$1,669	$315	$15,712

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2017 and December 31, 2016 is summarized as follows:

			Real estate
September 30, 2017	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$4,770		$7,194		$5,293		$1,574	$		$18,831
Ending balance: individually evaluated for impairment		436		631		616		23			1,706
Ending balance: collectively evaluated for impairment		4,334		6,563		4,677		1,551			17,125
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$
Loans receivable:
Ending balance		$449,464		$751,510		$289,582		$141,959	$		$1,632,515
Ending balance: individually evaluated for impairment		2,789		4,062		3,697		194			10,742
Ending balance: collectively evaluated for impairment		446,322		746,802		285,854		141,765			1,620,743
Ending balance: loans acquired with deteriorated credit quality		$353		$646		$31	$		$		$1,030

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

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

•	Pass – A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

•

Special Mention – A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

•

Substandard – A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•

Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•

Loss – A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2017 and December 31, 2016:

		Special
September 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$441,503	$5,028	$2,933	$	$449,464
Real estate:
Commercial	724,659	14,730	12,121		751,510
Residential	283,690	19	5,873		289,582
Consumer	141,618		341		141,959
Total	$1,591,470	$19,777	$21,268	$	$1,632,515

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$398,867	$6,222	$3,725	$	$408,814
Real estate:
Commercial	674,914	10,392	14,838		700,144
Residential	282,737	233	6,811		289,781
Consumer	133,983		243		134,226
Total	$1,490,501	$16,847	$25,617	$	$1,532,965

Information concerning nonaccrual loans by major loan classification at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Commercial	$1,263	$934
Real estate:
Commercial	4,233	7,016
Residential	3,031	3,003
Consumer	194	155
Total	$8,721	$11,108

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2017	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$260	$84	$1,263	$1,607	$447,857	$449,464
Real estate:
Commercial	831	135	4,233	5,199	746,311	751,510
Residential	1,756	147	4,312	6,215	283,367	289,582	$1,281
Consumer	846	357	423	1,626	140,333	141,959	229
Total	$3,693	$723	$10,231	$14,647	$1,617,868	$1,632,515	$1,510

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$249	$75	$934	$1,258	$407,556	$408,814
Real estate:
Commercial	4,782	527	7,016	12,325	687,819	700,144
Residential	2,100	354	3,561	6,015	283,766	289,781	$558
Consumer	962	259	441	1,662	132,564	134,226	286
Total	$8,093	$1,215	$11,952	$21,260	$1,511,705	$1,532,965	$844

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2017 and September 30, 2016, and as of and for the year ended, December 31, 2016 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2017	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$2,310	$2,455		$1,945	$28	$1,765	$63
Real estate:
Commercial	2,900	3,192		2,979	6	3,009	19
Residential	2,303	2,727		2,193	4	2,235	10
Consumer	171	183		180		175
Total	7,684	8,557		7,297	38	7,184	92
With an allowance recorded:
Commercial	833	910	$436	783		943
Real estate:
Commercial	1,807	2,073	631	1,673	6	2,402	13
Residential	1,425	1,663	616	1,330	8	1,270	22
Consumer	23	23	23	34		23
Total	4,088	4,669	1,706	3,820	14	4,638	35
Commercial	3,143	3,365	436	2,728	28	2,708	63
Real estate:
Commercial	4,707	5,265	631	4,652	12	5,411	32
Residential	3,728	4,390	616	3,523	12	3,505	32
Consumer	194	206	23	214		198
Total	$11,772	$13,226	$1,706	$11,117	$52	$11,822	$127

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,404	$3,213		$1,461	$48
Real estate:
Commercial	2,364	3,018		4,300	71
Residential	2,205	2,388		2,133	35
Consumer	155	155		147
Total	7,128	8,774		8,041	154
With an allowance recorded:
Commercial	283	283	$225	859
Real estate:
Commercial	4,793	4,793	1,197	2,366	2
Residential	1,375	1,376	520	1,185	7
Consumer				50
Total	6,451	6,452	1,942	4,460	9
Commercial	2,687	3,496	225	2,320	48
Real estate:
Commercial	7,157	7,811	1,197	6,666	73
Residential	3,580	3,764	520	3,318	42
Consumer	155	155		197
Total	$13,579	$15,226	$1,942	$12,501	$163

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$970	$1,876		$1,133	$10	$1,214	40
Real estate:
Commercial	6,156	6,812		5,837	9	4,396	70
Residential	2,171	2,354		2,056	3	2,263	14
Consumer	188	188		173		119
Total	9,485	11,230		9,199	22	7,992	124
With an allowance recorded:
Commercial	1,396	1,396	$895	1,006		954	$
Real estate:
Commercial	743	743	337	821		1,877
Residential	1,093	1,093	638	1,186		1,263	4
Consumer	41	41	41	56		80
Total	3,273	3,273	1,911	3,069	—	4,174	4
Commercial	2,366	3,272	895	2,139	10	2,168	40
Real estate:
Commercial	6,899	7,555	337	6,658	9	6,273	70
Residential	3,264	3,447	638	3,242	3	3,526	18
Consumer	229	229	41	229		199
Total	$12,758	$14,503	$1,911	$12,268	$22	$12,166	$128

 Included in the commercial real estate, residential real estate and commercial loan categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,365 at September 30, 2017, $1,909 at December 31, 2016 and $2,666 at September 30, 2016.

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

There were four loans, representing two credit relationships, modified as troubled debt restructurings for the three months ended September 30, 2017 totaling $1,249.  For the nine months ended September 30, 2017, six loans were modified as troubled debt restructurings in the amount of $1,658.  There were no loans modified as troubled debt restructurings for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, there was one loan modified as a troubled debt restructuring in the amount of $75. During the three  and nine months ended September 30, 2017, there were no payment defaults on loans restructured within the last twelve months.  During the three months ended September 30, 2016, there were no payment defaults on loans restructured within the last twelve months.  During the nine months ended September 30, 2016, there were two payment defaults on restructured residential real estate loans totaling $208.

6. Other assets and gain on sale of merchant services business:

The components of other assets at September 30, 2017, and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
Other real estate owned	$358	$393
Investment in residential housing program	7,959	8,312
Mortgage servicing rights	728	698
Bank owned life insurance	33,646	33,073
Restricted equity securities	6,341	7,051
Other assets	17,374	15,974
Total	$66,406	$65,501

In the second quarter of 2017, the Company entered into and executed a merchant asset sales agreement with a third party to sell and transfer the Company’s merchant business. Proceeds from the sale were received on June 30, 2017 in the amount of $2,300. In connection with the sale, merchant related equipment in the amount of $22 previously included in other assets above were sold, resulting in a net gain of $2,278 to the Company which is included in noninterest income in the accompanying consolidated statements of income for the nine months ended September 30, 2017. The sale represents the entirety of the Company’s merchant services business and the Company will no longer originate any proprietary merchant service relationships. The Company did not receive an ownership interest in the unrelated purchaser of the merchant business. The $2,300 represents the entire consideration received by the Company under the merchant asset sales agreement and there is no form of contingent consideration. Separate from the merchant asset sales

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

agreement, the Company entered into a marketing and sales agreement with the merchant business purchaser to share in future revenue generated from the sold merchant portfolio, and from new merchant referrals.

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

Interest rate swaps:  The Company’s interest rate swaps are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, Libor rates, forward rates and rate volatility. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at September 30, 2017 and December 31, 2016.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$20,046	$20,046		$
U.S. Government-sponsored enterprises	84,650		$84,650
State and Municipals:
Taxable	15,207		15,207
Tax-exempt	100,505		100,505
Mortgage-backed securities:
U.S. Government agencies	16,033		16,033
U.S. Government-sponsored enterprises	22,667		22,667
Common equity securities	30	30
Interest Rate Swap-other assets	548		548
Interest Rate Swap-other liabilities	(603)		(603)
Total	$259,083	$20,076	$239,007	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,438	$7,438		$
U.S. Government-sponsored enterprises	80,913		$80,913
State and Municipals:
Taxable	15,225		15,225
Tax-exempt	112,600		112,600
Mortgage-backed securities:
U.S. Government agencies	21,042		21,042
U.S. Government-sponsored enterprises	22,192		22,192
Total	$259,410	$7,438	$251,972	$

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,613			$1,613
Other real estate owned	$358			$358

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,193			$3,193
Other real estate owned	$371			$371

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,613	Appraisal of collateral	Appraisal adjustments	5.9% to 98.2% (77.3)%
			Liquidation expenses	3.0% to 6.0% (4.8)%
Other real estate owned	$358	Appraisal of collateral	Appraisal adjustments	25.0% to 38.2% (26.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,193	Appraisal of collateral	Appraisal adjustments	18.0% to 97.0% (74.5)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$371	Appraisal of collateral	Appraisal adjustments	25.0% to 54.6% (43.1)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2017	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$32,906	$32,906	$32,906
Investment securities:
Available-for-sale	259,686	259,686	20,076	$239,610
Held-to-maturity	9,564	9,912		9,912
Loans held for sale	460	460		460
Net loans	1,613,684	1,595,623			$1,595,623
Accrued interest receivable	5,908	5,908		5,908
Mortgage servicing rights	728	1,655		1,655
Restricted equity securities	6,341	6,341		6,341
Interest rate swap	548	548		548
Total	$1,929,825	$1,912,579
Financial liabilities:
Deposits	$1,687,855	$1,686,678		$1,686,678
Short-term borrowings	71,900	71,900		71,900
Long-term debt	50,199	50,984		50,984
Accrued interest payable	481	481		481
Interest rate swap	603	603		603
Total	$1,811,038	$1,810,646

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $311 and $982 in 2017 and $240 and $843 in 2016 relating to the employee benefit plans.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Components of net periodic benefit cost are as follows:

	Pension Benefits
Three Months Ended September 30,	2017	2016
Components of net periodic pension cost:
Interest cost	$217	$166
Expected return on plan assets	(305)	(223)
Amortization of unrecognized net gain	65	52
Net periodic other benefit cost	$(23)	$(5)

	Pension Benefits
Nine Months Ended September 30,	2017	2016
Components of net periodic pension cost:
Interest cost	$433	$499
Expected return on plan assets	(610)	(670)
Amortization of unrecognized net gain	130	156
Net periodic other benefit cost	$(47)	$(15)

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

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). The 2017 Plan allows for eligible participants to be granted equity awards. Under the 2017 Plan the Compensation Committee of the board of directors has the authority to, among other things:

•	Select the persons to be granted awards under the 2017 Plan.

•	Determine the type, size and term of awards.

•	Determine whether such performance objectives and conditions have been met.

•	Accelerate the vesting or excercisability of an award.

Persons eligible to receive awards under the 2008 and 2017 Plans include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries, except that incentive stock option may be granted only to individuals who are employees on the date of grant.

As of September 30, 2017, there were 120,116 shares of the Company’s common stock available for grant as awards pursuant to the 2008 Plan and there were 98,462 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan will expire in January 2018. While the 2008 Plan will remain in effect in accordance with its terms to govern outstanding awards under that plan, the Company intends to make future grants under the 2017 Plan.   If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan. Also in 2017, the Company awarded 342 shares of non-performance based restricted stock and 1,196 performance based restricted stock units under the 2017 Plan.  In 2016, the Company did not make any awards under the 2008 Plan.

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

The Company recognized compensation expense of $41 and $89 for the three and nine months ended September 30, 2017 and did not recognize any compensation expense for the three and nine months ended September 30, 2016 for awards granted under the 2008 Plan.  As of September 30, 2017, the Company had $338 of unrecognized compensation expense associated with awards.  The remaining cost is expected to be recognized over a weighted average vesting period of 2.5 years.

9. Derivatives and hedging activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  The Company’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2017.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
	As of September 30, 2017		As of September 30, 2016		As of September 30, 2017		As of September 30, 2016
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	Other Assets	$548	Other Assets	$	Other Liabilities	$603	Other Liabilities	$

Total derivatives not designated as hedging instruments		$548		$		$603		$

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2017, the Company had 1 interest rate swap with an aggregate notional amount of $34,000 related to this program.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2017.

		Amount of Gain or	Amount of Gain or
		(Loss) Recognized in	(Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income on	Three Months Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	September 30, 2017	September 30, 2017

Interest Rate Products	Other non-interest income	$(55)	$(55)

Total		$(55)	$(55)

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

The Company has agreements with certain of its derivative counterparties that contain provisions that require the Company’s debt to maintain an investment grade credit rating from each of the major credit rating agencies. If the Company’s credit rating is reduced below investment grade then a termination event shall be deemed to have occurred and the non-affected counterparty shall have the right but not obligation to terminate all affected transactions under the agreement.

As of September 30, 2017 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $55. The Company has minimum

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $760 against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Operating Environment:

The Federal Open Market Committee (“FOMC”) increased the overnight rate 25 basis points during the first quarter of 2017 and another 25 basis points in the second quarter of 2017. In doing so, the FOMC cited improvement in labor markets and the a move toward the committee’s long-term desired 2 percent level of inflation. The initial reading of third quarter 2017 gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annualized rate of 3.0%, down from the final second quarter of 2017 estimate which came in at an annualized rate of 3.1% but up significantly from the final reading of 0.7% in the first quarter of 2017. The consumer price index (“CPI”) increased for the 12 months ended September 30, 2017 at 2.2% from 1.6% for the 12 months ended June 30, 2017. The core personal consumption expenditure price index, which ignores food and energy, averaged 1.7% for both the 12 months ended September 30, 2017 and June 30, 2017.

Review of Financial Position:

Total assets increased $92,794, or 6.2% annualized, to $2,092,236 at September 30, 2017, from $1,999,442 at December 31, 2016 due primarily to loan growth. Loans, net increased to $1,632,515 at September 30, 2017, compared to $1,532,965 at December 31, 2016, an increase of $99,550 or 8.7% annualized. The increase in loans, net during 2017 has been funded primarily by deposit growth.  Total deposits increased $99,098 or 8.3% as interest-bearing deposits increased $80,638 and noninterest-bearing deposits increased $18,460.  Investment securities decreased $1,225 or 0.6% annualized in 2017.  Total stockholders’ equity increased $9,678 or at an annual rate of 5.0%, from $256,618 at year-end 2016 to $266,296 at September 30, 2017. Compared to June 30, 2017, total assets increased $27,478 or 1.3% while loans, net increased $35,153 or 2.2% and deposits increased $48,422 or 3.0%. For the nine months ended September 30, 2017, total assets averaged $2,035,883, an increase of $136,977 from $1,898,906 for the same period of 2016.

Investment Portfolio:

The majority of the investment portfolio is held as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $259,138 at September 30, 2017, a slight decrease of $272, or 0.1% from $259,410 at December 31, 2016. The majority of the investment cashflow from maturing bonds and principal payments on mortgage-backed securities was re-invested back into the investment portfolio.  The Company has not incrementally grown the investment portfolio due to the flattening yield curve, however it continually monitors market rates for investment opportunities.  Investment securities held-to-maturity totaled $9,564 at September 30, 2017, a decrease of $953 or 9.1% from $10,517 at December 31, 2016 due to payments received from mortgage backed holdings.

For the nine months ended September 30, 2017, the investment portfolio averaged $269,897, a decrease of $2,627 or 1.0% compared to $272,524 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 6 basis points to 2.85% for the nine months ended September 30, 2017, from 2.91% for the comparable period of 2016. The decrease in the yield is resulting from investment cashflows being replaced into the low rate environment. The tax-equivalent yield on the investment portfolio decreased 4 basis points to 2.81% in the third quarter of 2017 compared to 2.85% in the second quarter of 2017.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $1,059, net of deferred income taxes of $571, at September 30, 2017, and $360, net of deferred income taxes of $193, at December 31, 2016.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

The Company’s execution and continued investment of its market expansion in the Lehigh Valley and King of Prussia  markets of Pennsylvania has been the main contributor to the loan growth during the nine months ended September 30, 2017. Loans, net increased to $1,632,515 at September 30, 2017 from $1,532,965 at December 31, 2016, an increase of

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

$99,550 or 8.7% annualized. The growth reflected increases in commercial loans, commercial real estate loans and consumer loans, while residential real estate loans remained relatively unchanged. Commercial loans increased $40,650, or 13.3% annualized, to $449,464 at September 30, 2017 compared to $408,814 at December 31, 2016. Commercial real estate loans increased $51,366 or 9.8% annualized, to $751,510 at September 30, 2017 compared to $700,144 at December 31, 2016. Consumer loans increased $7,733, or 7.7% on an annualized basis, to $141,959 at September 30, 2017 compared to $134,226 at December 31, 2016. The primary contributor to the growth in consumer loans was our indirect automobile lending portfolio which increased $9,699, due to increased consumer demand for automobiles.

Residential real estate loans decreased $199, or 0.9% on an annualized basis, to $289,582 at September 30, 2017 compared to $289,781 at December 31, 2016. The slight decrease is due to lower first lien residential mortgage loans as a higher percentage of new fixed rate originations were sold into the secondary market to mitigate interest rate risk in the current low rate environment in lieu of being retained in our loan portfolio.  Growth in our home equity line of credit portfolio due to increased demand partially offset the decline.

For the nine months ended September 30, 2017, loans, net averaged $1,570,268, an increase of $132,688 or 9.2% compared to $1,437,580 for the same period of 2016. The tax-equivalent yield on the loan portfolio was 4.39% for the nine months ended September 30, 2017, a 6 basis point decrease from the comparable period last year. The tax-equivalent yield on the loan portfolio increased to 4.42% for the third quarter of 2017 as compared to 4.36% for the second quarter of 2017 and 4.39% for the third quarter of 2016.

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

Unused commitments at September 30, 2017, totaled $406,393, consisting of $383,878 in unfunded commitments of existing loan facilities and $22,515 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2016 totaled $324,713, consisting of $293,662 in unfunded commitments of existing loans and $31,051 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2017 and 2016, are summarized as follows:

	2017	2016
United States	4.4%	4.9%
New York (statewide)	4.6	4.9
Pennsylvania (statewide)	5.1	5.6
Broome County	5.6	5.5
Bucks County	4.4	4.8
Lackawanna County	5.4	5.9
Lehigh County	5.3	5.5
Luzerne County	6.2	6.6
Monroe County	6.2	6.5
Montgomery County	4.0	4.3
Northampton County	5.2	5.4
Susquehanna County	5.1	5.9
Wayne County	5.5	6.0
Wyoming County	5.6%	6.5%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

The employment conditions improved for the Nation, New York, and Pennsylvania, and improved in all but one of the eleven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated however, relative to historical levels within many of our market areas. Additionally, the labor force participation rate, as measured on a national level, remains low at 63.1% as compared to pre-financial crisis levels.

We experienced improvement in our our asset quality as nonperforming assets decreased for the nine months ended September 30, 2017 by $631 or 4.4% to $13,581 at September 30, 2017, from $14,212 at December 31, 2016. We experienced decreases in nonaccrual and restructured loans and foreclosed assets which was partially offset by an increase to accruing loans past due 90 days or more. As a percentage of loans, net and foreclosed assets, nonperforming assets equaled 0.83% at September 30, 2017 and 0.93% at December 31, 2016.

Loans on nonaccrual status decreased $2,387 to $8,721 at September 30, 2017 from $11,108 at December 31, 2016. The majority of the decrease from year end was due to a decrease of $2,783 in nonaccrual commercial real estate loans which was due to the successful work-out and collection activities related to two large credit relationships.  Increases in nonaccrual commercial and industrial loans of $329, residential real estate loans of $28 and consumer loans of $39 partially offset the decrease. Other real estate owned decreased $35 to $358 at September 30, 2017 from $393 at December 31, 2016, as eight properties were sold during the period with eight additional loans transferred to other real estate.  At September 30, 2017 and December 31, 2016 there were  eight properties comprising other real estate owned.

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

 The allowance for loan losses increased $2,870 to $18,831 at September 30, 2017, from $15,961 at the end of 2016. For the nine months ended September 30, 2017, net charge-offs were $730 or 0.06% of average loans outstanding, a $133 decrease compared to $863 or 0.08% of average loans outstanding in the same period of 2016.

Deposits:

We attract the majority of our deposits from within our eleven county market area that stretches from Bucks and Montgomery Counties in southeastern Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2017, total deposits increased to $1,687,855 from $1,588,757 at December 31, 2016. Interest-bearing deposits increased $80,638 and noninterest-bearing deposits increased $18,460. Interest-bearing transaction accounts,

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

including NOW and money market accounts, increased $85,584, or 20.6% annualized, to $640,912 at September 30, 2017, from $555,328 at December 31, 2016. Increases in NOW and money market account balances is due to growth in the company’s public fund deposit base and growth in its expansion markets. Time deposits less than $100 decreased $7,475, or 6.1% annualized, to $156,675 at September 30, 2017, from $164,150 at December 31, 2016. Decreases in savings accounts of $3,970 and increases in time deposits $100 or more of $6,499 were recorded in the nine months ended September 30, 2017.

For the nine months ended September 30, 2017 interest-bearing deposits averaged $1,271,584 in 2017 compared to $1,176,631 in 2016. The cost of interest-bearing deposits was 0.49% in 2017 compared to 0.45% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.60% in 2017 compared to 0.55% in 2016. The higher cost is due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 50 basis points during the nine months ended Spetember 30, 2017.  The cost of interest-bearing liabilities increased 1 basis point when comparing the second and third quarters of 2017.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2017, totaled $71,900 compared to $82,700 at December 31, 2016, a decrease of $10,800. Long-term debt was $50,199 at September 30, 2017, compared to $58,134 at year end 2016. The decrease in short-term borrowings was a function of strong deposit growth funding our loan demand, whereas the decline in long-term debt was a product of monthly contractual amortized payments and the maturity of a term borrowing  during the nine months ended September 30, 2017.

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

Our cumulative one-year RSA/RSL ratio equaled 1.65% at September 30, 2017. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at September 30, 2017, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2017, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2017 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2017. Our noncore funds at September 30, 2017, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.5%. Comparatively, our overall noncore dependence ratio at year-end 2016 was 14.4% and our net short-term noncore funding dependence ratio was 6.5%, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $7,035 during the nine months ended September 30, 2017. Cash and cash equivalents decreased $1,003 for the same period last year. For the nine months ended September 30, 2017, net cash inflows of $22,720 from operating activities and $73,411 from financing activities were more than offset by net cash outflows of $103,166 from investing activities. For the same period of 2016, net cash inflows of $20,663 from operating activities and $137,823 from financing activities were more than offset by net cash outflows of $159,489 from investing activities.

Operating activities provided net cash of $22,720 for the nine months ended September 30, 2017, and $20,663 for the corresponding nine months of 2016. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $103,166 for the nine months ended September 30, 2017, compared to using $159,489 for the same period of 2016. In 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. In 2016, lending also led to the decrease in cash from investing activities and was only partially offset by proceeds received from investment securities.

 Financing activities provided net cash of $73,411 for the nine months ended September 30, 2017, and $137,823 for the corresponding nine months of 2016. Deposit gathering is our predominant financing activity. Deposits increased for the nine months ended September 30, 2017 and 2016. The increase in deposits totaled $99,098 in the nine months ended September 30, 2017. Comparatively, deposits increased $110,000 for the same period of 2016. We continued to attract deposits from customers in new markets as well as existing customers, including municipalities and school districts. Another source of financing is our short term borrowings. Short term borrowings decreased $10,800 in the nine months ended September 30, 2017 compared to an increase of $36,975 in the same nine months period in 2016 due to higher loan growth.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

Capital:

Stockholders’ equity totaled $266,296 or $36.00 per share at September 30, 2017, compared to $256,618 or $34.71 per share at December 31, 2016. Net income of $15,809 for the nine months ended September 30, 2017 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $6,952, stock based compensation of $122, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $699.

Dividends declared equaled $0.94 per share through nine months of 2017 and $0.93 per share through the nine months of  2016. The dividend payout ratio was 43.9% for the nine months ended September 30, 2017 and 46.3% for the same period of 2016. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that we remain “well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of our board of directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2017, the Bank’s Tier 1 capital to total average assets was 9.74% as compared to 9.88% at December 31, 2016. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.60% and the total capital to risk weighted asset ratio was 12.73% at September 30, 2017. These ratios were 12.14% and 13.16% at December 31, 2016. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.60% at September 30, 2017 compared to 12.14% at December 31, 2016. The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2017. Additionally, as of September 30, 2017, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the third quarter of 2017 equaled $5,350 or $0.72 per share compared to $5,118 or $0.69 per share for the third quarter of 2016. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.03% for the third quarter of 2017 and 1.05% for the same period in 2016. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.00% for the third quarter of 2017 compared to 7.95% for the third quarter of 2016. Net income through nine months in 2017 equaled $15,809 or $2.14 per share compared to $14,855 or $2.01 per share for the same period of 2016. Our ROA and ROE were 1.04% and 8.09% through nine months in 2017 compared to 1.04% and 7.76% for the same period of 2016. There were no gains on sale of investment securities for the nine months ended September 30, 2017 while there were gains of $623 for the same period in 2016. In the second quarter of 2017, we entered into and executed a merchant asset purchase agreement with a third party to sell and transfer our merchant business. This sale resulted in a gain of $2,278.

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

For the three months ended September 30, tax-equivalent net interest income increased $900 to $17,479 in 2017 from $16,579 in 2016. The net interest spread decreased to 3.58% for the three months ended September 30, 2017 from 3.63% for the three months ended September 30, 2016. The tax-equivalent net interest margin decreased to 3.73% for the third quarter of 2017 from 3.76% for the comparable period of 2016. The tax-equivalent net interest margin for the second quarter of 2017 was 3.68%.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $1,250, to $19,654 in 2017 as compared to $18,404 in 2016. The overall yield on earning assets, on a fully tax-equivalent basis, increased 2 basis points for the three months ended September 30, 2017 to 4.19% as compared to 4.17% for the three months ended September 30, 2016. The increase in the yield on earning assets resulted from a 3 basis point increase in loan yields, 4.42% for the third quarter of 2017 compared to 4.39% for the same period last year. The overall yield earned on investments decreased 13 basis points for the third quarter of 2017 to 2.81% from 2.94% for the third quarter of 2016. Average investment balances were slightly higher when comparing the current and year ago quarter.

Total interest expense increased $350, to $2,175 for the three months ended September 30, 2017 from $1,825 for the three months ended September 30, 2016. An unfavorable volume variance caused the increase. An increase in the average volume of interest bearing liabilities of $76,435 coupled with a 7 basis point increase in the cost of funds comparing the three months ended September 30, 2017 and 2016 caused the increase.

For the nine months ended September 30, tax-equivalent net interest income increased $2,505 to $51,109 in 2017 from $48,604 in 2016. The net interest spread decreased to 3.57% for the nine months ended September 30, 2017 from 3.66% for the nine months ended September 30, 2016. The tax-equivalent net interest margin for the nine months ended September 30 was 3.71% in 2017 compared to 3.79% in 2016.

For the nine months ended September 30, 2017, tax-equivalent interest income increased $3,452, to $57,366 compared to $53,914 for the nine months ended September 30, 2016. A volume variance in interest income of $4,381 attributable to an increase in the average balance of earning assets was partially offset by a $929 unfavorable rate variance due primarily to a decrease in the yield on loans. Specifically, the increase was primarily due to a $132,688 increase in

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

average loans for the nine months ended September 30, 2017 from the same period in 2016. The overall yield on earning assets, on a fully tax-equivalent basis, decreased for the nine months ended September 30, 2017 to 4.17% as compared to 4.21% for the nine months ended September 30, 2016. This was a result of increased market competition for new loans.

Total interest expense increased $947 to $6,257 for the nine months ended September 30, 2017 from $5,310 for the nine months ended September 30, 2016. A volume variance caused interest expenses to increase $298. The average volume of interest bearing liabilities increased to $1,403,250 for the nine months ended September 30, 2017, as compared to $1,301,253 for the nine months ended September 30, 2016. Adding to the volume variance, a rate variance of $649 resulted in the increased interest expense through nine months in 2017. The cost of funds increased to 0.60% for the nine months ended September 30, 2017 as compared to 0.55% for the same period in 2016.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

	Three months ended
	September 2017			September 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,482,215	$16,535	4.43%	$1,385,801	$15,294	4.39%
Tax-exempt	114,455	1,250	4.33	108,104	1,185	4.36
Investments:
Taxable	157,104	766	1.93	136,645	598	1.74
Tax-exempt	106,865	1,102	4.09	123,177	1,325	4.28
Interest-bearing deposits	272	1	1.46	412	2	1.93
Federal funds sold
Total earning assets	1,860,911	19,654	4.19%	1,754,139	18,404	4.17%
Less: allowance for loan losses	18,180			15,168
Other assets	213,953			203,425
Total assets	$2,056,684	$19,654		$1,942,396	$18,404
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$273,482	$397	0.58%	$225,214	$225	0.40%
NOW accounts	342,516	375	0.43	302,026	299	0.39
Savings accounts	399,639	127	0.13	394,538	177	0.18
Time deposits less than $100	156,012	420	1.07	160,872	409	1.01
Time deposits $100 or more	128,012	335	1.04	112,996	246	0.87
Short-term borrowings	54,084	177	1.30	78,974	116	0.58
Long-term debt	56,270	344	2.43	58,960	353	2.38
Total interest-bearing liabilities	1,410,015	2,175	0.61	1,333,580	1,825	0.54
Noninterest-bearing deposits	366,610			337,337
Other liabilities	14,820			15,349
Stockholders’ equity	265,239			256,130
Total liabilities and stockholders’ equity	$2,056,684	2,175		$1,942,396	1,825
Net interest income/spread		$17,479	3.58%		$16,579	3.63%
Net interest margin			3.73%			3.76%
Tax-equivalent adjustments:
Loans		$437			$415
Investments		386			464
Total adjustments		$823			$879

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

	Nine months ended
	September 2017			September 2016
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,458,840	$48,021	4.40%	$1,330,166	$44,400	4.46%
Tax-exempt	111,428	3,591	4.31	107,414	3,540	4.40
Investments:
Taxable	158,837	2,271	1.91	146,734	1,911	1.74
Tax-exempt	111,060	3,480	4.19	125,790	4,017	4.27
Interest-bearing deposits	309	3	1.30	1,808	46	3.40
Federal funds sold
Total earning assets	1,840,474	57,366	4.17%	1,711,912	53,914	4.21%
Less: allowance for loan losses	17,309			14,381
Other assets	212,718			201,375
Total assets	$2,035,883	$57,366		$1,898,906	$53,914
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$256,632	$1,003	0.52%	$215,747	$605	0.37%
NOW accounts	331,653	1,057	0.43	295,906	843	0.38
Savings accounts	400,585	380	0.13	391,830	525	0.18
Time deposits less than $100	158,230	1,265	1.07	163,395	1,283	1.05
Time deposits $100 or more	124,484	912	0.98	109,753	705	0.86
Short-term borrowings	74,506	599	1.07	65,117	282	0.58
Long-term debt	57,160	1,041	2.43	59,505	1,067	2.40
Total interest-bearing liabilities	1,403,250	6,257	0.60	1,301,253	5,310	0.55
Noninterest-bearing deposits	356,560			326,434
Other liabilities	14,666			15,420
Stockholders’ equity	261,407			255,799
Total liabilities and stockholders’ equity	$2,035,883	6,257		$1,898,906	5,310
Net interest income/spread		$51,109	3.57%		$48,604	3.66%
Net interest margin			3.71%			3.79%
Tax-equivalent adjustments:
Loans		$1,257			$1,239
Investments		1,218			1,406
Total adjustments		$2,475			$2,645

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2017.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

For the three and nine months ended September 30, 2017 and 2016, the provision for loan losses totaled $1,200 and $3,600.

Noninterest Income:

Noninterest income for the third quarter decreased $364 or 9.0% to $3,661 in 2017 from $4,025 in 2016. For the nine months ended September 30, 2017, noninterest income totaled $13,822, an increase of $1,793 or 14.9% from $12,029 for the comparable period of 2016. Service charges, fees and commissions increased $897, or 20.0% to $5,410 through nine months in 2017 from $4,513 for the same period in 2016. Included in service charges, fees and commissions was a net fee of $496 recognized in September of 2017 related to an interest rate swap transaction we entered into with a large commercial credit customer. Income generated from commissions and fees on fiduciary activities increased $47 to $1,542 for the nine months ended September 30, 2017 in comparison to $1,495 for the same period in 2016 due to additional executor fees generated in 2017. Income generated from our wealth management division increased $102, or 10.4% to $1,081 through nine months in 2017 compared to $979 over that same period in 2016 due to the build out of our wealth management division in 2017. Merchant services income decreased $851, or 26.5% to $2,358 for the nine months ended September 30, 2017 from $3,209 for the same period last year due to the sale of our merchant services business in the second quarter of 2017. Mortgage banking income decreased $40 to $576 through nine months in 2017 compared to $616 for the comparable period in 2016 as the volume of loans originated for sale declined. Life insurance investment income decreased $17 to $577 for the nine months ended September 30, 2017 from $594 for the same period in 2016. There were no gains from the sale of investment securities available-for-sale for the nine months ended September 30, 2017 compared to $623 for the same period in 2016. As previously mentioned, the nine months ended September 30, 2017 included a gain from the sale of our merchant business in the amount of $2,278. The nine month period ending September 30, 2016 did not have a comparable transaction.

For the three months ended September 30, the decrease was due primarily to lower merchant services income of $1,092, the result of the sale of our merchant business during the second quarter of 2017.  Mortgage banking income and life insurance income also declined.  Higher service charges, fees and commission of $614 due primarily to the interest rate swap executed in the current period, and higher wealth management income of $143 due to our build-out of the division partially offset the decreases.

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

For the third quarter, noninterest expense increased $463 or 3.9% to $12,480 in 2017 from $12,017 in 2016. For the nine months ended September 30, noninterest expense increased $3,090 or 8.6% to $38,838 in 2017 from $35,748 in 2016. Personnel costs increased 18.9%, net occupancy and equipment costs increased 4.7%, merchant services expense decreased 20.9% and other expenses increased by 2.3% comparing year-to-date 2017 and 2016.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $6,550 for the third quarter of 2017, an increase of $1,084 or 19.8% when compared to the third quarter of 2016. Salaries and employee benefits expense totaled $19,851 for the nine months ending September 30, 2017, an increase of $3,149 or 18.9% when compared to the same period of 2016.  Additional resources in support our market expansion in the Lehigh Valley and King of Prussia was the primary reason for the increase.  Merit increases and higher health insurance costs also contributed to the increases in the three and nine month periods.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except share and per share data)

The Company experienced a $167 or 7.2% increase in net occupancy and equipment expense comparing $2,483 for the third quarter of 2017 and $2,316 for the third quarter of 2016. We experienced a $329 or 4.7% increase in net occupancy and equipment expense comparing $7,327 for the nine months ended September 30, 2017 and $6,998 for the same period in 2016. The addition of two offices in our expansion market during 2017 increased our  branch network and resulted in higher expenditures for occupancy and equipment related projects when compared to the year ago period. In general, as we expand and increase our presence in new markets, the costs associated with the maintenance and upkeep of new infrastructure within those markets increases.

Merchant services expense decreased $857 to $33 for the three months ended September 30, 2017 from $890 for the same period in 2016. Merchant services expense decreased $474 or 20.9% to $1,796 for the nine months ended September 30, 2017 from $2,270 for the same period in 2016. The decreases in both the three and nine months periods relates directly to the sale of our merchant services business at the end of the second quarter of 2017.  The merchant asset sales agreement we entered into and executed transferred our merchant business and substantially reduced the related costs.

For the third quarter, other expenses increased $107 or 3.5% to $3,155 from $3,048 comparing 2017 to 2016. For the three months ended September 30, 2017, account processing costs associated with fees related to loan originations were higher by $134.  For the nine months ended September 30, other expenses increased $200 or 2.3% to $9,079 in 2017 compared to $8,879 in 2016. Consulting and advisory expenses were higher by $225 due to costs related to the sale of the merchant business and costs incurred for loan reviews by an outside third party.  Accounting and auditing expenses were higher by $151 during the current nine months ended September 30, 2017 due to our transition to a new external auditing firm.

Income Taxes:

We recorded income tax expense of $1,287 or 19.4% of pre-tax income, and $1,390 or 21.4% of pre-tax income for the three months ended September 30, 2017 and 2016. We recorded income tax expense of $4,209 or 21.0% of pre-tax income for the nine months ended September 30, 2017 and $3,785 or 20.3% of pre-tax income for the comparable period in 2016. The nine months ended September 30, 2017 includes investment tax credits of $819 compared to $1,128 for that same period last year. Additionally, a higher proportion of tax-exempt interest income to before tax income was recognized during the year ago period.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2017, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2017
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	3.2	(20.0)	6.3	(40.0)
+300	2.6	(20.0)	5.3	(30.0)
+200	1.9	(10.0)	3.8	(20.0)
+100	1.2	(10.0)	3.1	(10.0)
Static
-100	(5.4)	(10.0)	(10.5)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2017, would increase 1.2 percent from model results using current interest rates. Additional disclosures about market risk are included in Part I, Item 2 of this quarterly report and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2016.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at September 30, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide

Peoples Financial Services Corp.

reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the period ended September 30, 2017 and through the date of this quarterly report on Form 10-Q and no such legal proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Principal Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Principal Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a).

32	Principal Executive Officer and Principal Financial Officer certifications pursuant to Section 1350.

101+	Interactive Data File

+	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Peoples Financial Services Corp.

EXHIBIT INDEX

Item Number	Description	Page

31.1	Principal Executive Officer Certification Pursuant to Rule 13a‑14 (a) /15d‑14 (a).	50

31.2	Principal Financial Officer Certification Pursuant to Rule 13a‑14 (a) /15d‑14 (a).	51

32	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to Section 1350.	52

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10‑Q for the period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the unaudited Consolidated Financial Statements.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 7, 2017	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	/s/ John R. Anderson, III
John R. Anderson, III
Interim Principal Financial and Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)