Form 10-K
period 2017-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2018-03-14
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $323,434,208 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2018 was 7,396,505.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2018 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10K

For the Year Ended December 31, 2017

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

-ii-

Part I

Item  1.Business.

General

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company. On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania, referred to as “Penseco,” merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation, pursuant to an Agreement and Plan of Merger dated June 28, 2013. Such transaction is sometimes referred to in this annual report as the “Penseco merger” and such agreement as the “Penseco merger agreement.” In connection with the Penseco merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank, and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.”

Unless the context indicates otherwise, all references in this annual report to the “Peoples,” “Company,” “we,” “us” and “our” refer to Peoples Financial Services Corp., its subsidiaries and its and their respective predecessors. Peoples Security Bank and Trust Company is sometimes referred to as “Peoples Bank.”

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, or “FDIC.” Peoples Bank’s twenty-seven community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

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

Susquehanna County could best be described as a bedroom county with a high percentage of its residents commuting to work in Broome County, New York, or Lackawanna County, Pennsylvania. The southern part of Susquehanna County tends to gravitate south for both employment and shopping, while the northern part of the county goes north to Broome County, New York. The western part of Susquehanna County gravitates south and west to and through Wyoming County. Approximately half of our offices are located in and around Scranton, the largest city in Lackawanna County with most of the remaining offices located in counties that would be considered sparsely populated, as they are made up of many small towns and villages. Peoples entered into the Lehigh County market during the fourth quarter of 2014 with the opening of a community banking office. This market has a greater population than the other counties served, with Bethlehem being the second largest city within Lehigh County. During 2017, the company has added two additional branch offices, one in Allentown, Lehigh County and one in Bethlehem, Northampton County to continue our strategic expansion initiative.

In 2015, the Company entered the King of Prussia market, which includes parts of Bucks and Montgomery counties of Pennsylvania, with the establishment of a loan production office and a team of experienced lenders.  During the fourth quarter of 2016, a retail branch office was established, replacing the loan production office, and staffed by personal bankers and our experienced lenders.  Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing.  Unemployment rates at December 2017 were 3.4% in Montgomery County and 3.7% in Bucks County, lower than Pennsylvania’s state unemployment rate of 4.7% and the federal unemployment rate of 4.1%, according to the Bureau of Labor Statistics.

The Marcellus Shale formation located in the heart of our northern market area has provided economic benefits to the communities served and as a result to us. Natural gas producers have invested billions of dollars in Pennsylvania in lease and land acquisition, new well drilling, infrastructure development and community partnerships. The growth of our deposits, and to a lesser extent, loan portfolio, has been influenced by natural gas drilling activities.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2017, our regulatory limit on loans to one borrower was $32.8 million.

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

Trust, Wealth Management and Brokerage Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include:

•	investment management
•	IRA trustee services
•	estate administration
•	living trusts
•	trustee under will
•	guardianships
•	life insurance trusts
•	custodial services / IRA custodial services
•	corporate trusts, and
•	pension and profit sharing plans.

We provide a comprehensive array of wealth management products and services to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; estate planning; annuities; business succession planning; insurances; education funding strategies, and tax planning.

We have a third party marketing agreement with a broker-dealer that allows us to offer a full range of securities, brokerage services and annuity sales to our customers. Our investor services division is located in our headquarters building and the services are offered throughout the branch system. Through this relationship, our clients have access to a wide array of financial and wealth management strategies, including services such as professional money management, retirement and education planning, and investment products including stocks, bonds, mutual funds, annuities and insurance products.

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

We believe that our most significant competitive advantage originates from our business philosophy which includes offering direct access to senior management and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently applied credit policies. In addition, our success has been, and will continue to be, a result of our emphasis on community involvement and customer relationships. With consolidation continuing in the financial industry, and particularly in our market area,  community banks like us are gaining opportunities and market share as larger institutions reduce their emphasis on or exit the markets.

Seasonality

Generally, our operations are not seasonal in nature. Our business activities, however, have been somewhat influenced by the recent increase in activities related to natural gas drilling in our market area.

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

A bank holding company is required to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of a bank holding company causes a loss to the FDIC, other insured subsidiaries of a bank holding company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guarantee liabilities generally are superior in priority to the obligation of the depository institutions to its shareholders due solely to their status as shareholders and obligations to other affiliates.

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

There are three levels of civil penalties under FIRREA, with the amount of the penalty varying based on the action penalized.

Criminal penalties can be $1.1 million per violation and may be up to $5.5 million for continuing violations or for the actual amount of gain or loss. These penalties may be combined with prison sentences of up to five years.  These penalties are subject to adjustment in accordance with inflation adjustment procedures prescribed under applicable law.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2017. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

Beginning January 1, 2015, all insured depository institutions were required to incorporate the revised regulatory capital requirements (see Supervision and Regulatory – Risk-Based Capital Requirements) into the prompt corrective action framework.

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

At December 31, 2017, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 11.53%; its ratio of tier 1 capital to risk-weighted assets of 11.53%; its ratio of total capital to risk-weighted assets of 12.63%; and its leverage ratio of 9.68%.

Interest Rate Risk

Regulatory agencies include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management includes a measurement of board of directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. We utilize interest rate risk models to measure and monitor interest rate risk. In addition, we employ an independent consultant to provide a quarterly assessment of our interest rate risk. Finally, regulatory agencies, as part of the scope of their periodic examinations, evaluate our interest rate risk.

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations were completely revised as of July 1, 1995, to establish performance-based standards for use in examining for compliance. Peoples Bank had its last CRA compliance examination in 2016 and received a “satisfactory” rating.

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

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as Peoples Bank (assets of less than $10 billion), as of July 1, 2017, are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate.  For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and seven financial ratios.  The financial ratios are: the leverage ratio; net income before taxes/total assets; nonperforming loans and leases/gross assets; other real estate owned/gross assets; brokered deposits/total assets; a Loan Mix Index; and one-year asset growth rate.  Net income before taxes is for the trailing 12 months and is adjusted for mergers that occurred during the measurement period.  The one-year asset growth rate is adjusted for mergers and for acquisitions of failed banks. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

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

Future Legislation

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. We cannot predict if any such legislation will be adopted nor if adopted how it would affect our business. Past history has demonstrated that new legislation or change to existing laws or regulations usually results in greater compliance burden and therefore generally increases the cost of doing business.

Employees

As of December 31, 2017, we had 388 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2017 totaled $6.4 million.  Our non-performing assets were approximately $11.6 million on December 31, 2017, including $1.0 million of loans acquired as part of the merger net of the remaining credit adjustment of $0.9 million. Our allowance for loan and lease losses was approximately $19.0 million on December 31, 2017.

Our emphasis on the Eastern Pennsylvania and the Southern Tier of New York market area exposes us to a risk of loss associated with the region.

At December 31, 2017, $287.9 million or 17.0%, of our loan portfolio consisted of residential mortgage loans and $786.2 million or 46.4%, of our loan portfolio consisted of commercial real estate loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania and Broome County, New York. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2017, approximately 74.6% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan and lease losses and may require us to increase the provision for loan and lease losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the allowance for loan and lease losses, we will need to increase our allowance for loan lease losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan and lease losses. Provisions for loan and lease losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, and results of operations and cash flows.

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

At December 31, 2017, we had approximately $272.5 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2017, our available-for-sale securities had an unrealized loss, net of taxes, of $1.0 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2017, the market value of our shares exceeded the recorded book value, therefore goodwill is considered not impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2017, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. A worsening of economic conditions may impact our results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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

Our operations are concentrated in Eastern Pennsylvania and the Southern Tier of New York. As a result of this geographic concentration, our financial results may correlate to the economic conditions in our specific local market. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of non-performing assets, charge offs and provision expense) and demand for our products and services, and, accordingly, our results of operations.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other Pennsylvania and southern New York financial institutions, many larger than us, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

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

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. We rely on digital technologies, computer and email systems, software, and networks to conduct secure processing, transmission and storage of confidential information. In addition, to access our products and services, our customers may use personal smart phones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems, networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized use, loss or destruction of our or our customers’ or third parties’ confidential information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

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

Although we use a variety of physical, procedural and technological safeguards to protect confidential information from mishandling, misuse or loss, these safeguards cannot provide assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. A failure in or breach of our operational or information security systems, or those of a third-party service provider, as a result of cyber-attacks or information security breaches or otherwise could have a material adverse effect on our business, damage our reputation, increase our costs and/or cause significant losses. As information security risks and cyber threats continue to evolve, we may be required to expend substantial resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

We currently operate 27 branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

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

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with applicable laws and regulations.

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

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, increased insurance cost and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Item  1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our corporate headquarters is located at 150 N. Washington Avenue, Scranton, Pennsylvania, which houses our finance and planning, trust, commercial lending, marketing, human resources and investor services divisions, as well as our executive offices. Our operations division is located at 82 Franklin Avenue, Hallstead, Pennsylvania.

We operate 27 full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York. Seven offices are leased and the balance are owned by Peoples Bank.

We lease several remote ATM locations throughout our market area. All branches and ATM locations are equipped with closed circuit television monitoring.

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

Part II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2018, there were approximately 3,530 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. Our 2013 Penseco merger agreement states that, unless 80% of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. The payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. For information on dividend restrictions on the Company and Peoples Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The high and low closing sale prices and dividends per share of the Company’s common stock for the four quarters of 2017 and 2016 are summarized in the following table:

	2017			2016
			Dividends			Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$39.66	$49.57	$0.31	$33.22	$38.77	$0.31
Second Quarter	39.32	45.00	0.31	35.56	40.55	0.31
Third Quarter	39.25	49.00	0.32	37.93	40.76	0.31
Fourth Quarter	$44.04	$51.06	$0.32	$39.17	$50.04	$0.31

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
October 31, 2017		$		225,000
November 30, 2017		$		225,000
December 31, 2017		$		225,000

(1)

On April 28, 2017, our board of directors reauthorized a common stock repurchase plan whereby we were authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the SNL Bank and Thrift Index. The SNL Bank and Thrift Index replaced the index for The NASDAQ Bank Stocks that was used in previous years. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2012, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2012, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

Total Return Performance
Index Value
250
230
210
190
170
150
130
110
90
70
50
Peoples Financial Services Corp.
Russell 2000 Index
SNL Bank and Thrift Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Peoples Financial Services Corp.	100.00	128.05	171.95	136.05	179.64	176.89
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

Source:  S& P Global Market Intelligence

©2017

Item 6.Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2017	2016	2015	2014	2013
Condensed statements of financial performance:
Interest income	$74,242	$68,984	$63,041	$63,956	$37,370
Interest expense	8,698	7,251	6,037	6,642	4,169
Net interest income	65,544	61,733	57,004	57,314	33,201
Provision for loan losses	4,800	5,000	3,700	3,524	2,361
Net interest income after provision for loan losses	60,744	56,733	53,304	53,790	30,840
Noninterest income	17,186	15,888	15,719	15,251	11,762
Noninterest expense	51,293	48,030	46,779	45,933	36,396
Income before income taxes	26,637	24,591	22,244	23,108	6,206
Provision for income tax expense	8,180	5,008	4,521	5,459	485
Net income	$18,457	$19,583	$17,723	$17,649	$5,721
Condensed statements of financial position:
Investment securities	$281,822	$269,927	$297,044	$354,251	$317,010
Net loans	1,674,105	1,517,004	1,327,890	1,199,556	1,167,966
Other assets	213,104	212,511	194,124	187,862	203,245
Total assets	$2,169,031	$1,999,442	$1,819,058	$1,741,669	$1,688,221
Deposits	$1,719,018	$1,588,757	$1,455,810	$1,425,558	$1,379,507
Short-term borrowings	123,675	82,700	38,325	19,557	22,052
Long-term debt	49,734	58,134	60,354	33,140	36,743
Other liabilities	11,628	13,233	15,801	16,635	11,127
Stockholders’ equity	264,976	256,618	248,768	246,779	238,792
Total liabilities and stockholders’ equity	$2,169,031	$1,999,442	$1,819,058	$1,741,669	$1,688,221
Per share data:
Net income	$2.50	$2.65	$2.36	$2.34	$1.21
Cash dividends declared	1.26	1.24	1.24	1.24	1.23
Stockholders’ equity	$35.82	$34.71	$33.57	$32.69	$31.62
Cash dividends declared as a percentage of net income	50.40%	46.79%	52.54%	53.03%	96.33%
Average common shares outstanding	7,395,837	7,396,716	7,516,451	7,548,825	4,733,059

Selected ratios (based on average balances):
Net income as a percentage of total assets	0.90%	1.02%	1.02%	1.03%	0.58%
Net income as a percentage of stockholders’ equity	7.02	7.64	7.13	7.29	4.01
Stockholders’ equity as a percentage of total assets	12.77	13.36	14.26	14.12	14.43
Tier I capital as a percentage of adjusted total assets	9.94	10.16	10.80	10.76	10.12
Net interest income as a percentage of earning assets	3.69	3.77	3.81	3.86	3.91
Loans, net, as a percentage of deposits	96.50%	95.81%	87.55%	84.13%	87.72%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	11.85%	12.49%	13.52%	14.75%	13.62%
Total capital as a percentage of risk-weighted assets	12.95	13.51	14.47	15.61	14.29
Allowance for loan losses as a percentage of loans, net	1.12	1.04	0.97	0.85	0.74
Nonperforming loans as a percentage of loans, net	0.67%	0.90%	0.86%	0.85%	1.60%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 35.0% for the years 2017, 2016, 2015 and 2014 and 34.0% for the year 2013.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2017 versus 2016

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

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to individually evaluated loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions among other things.

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

For a further discussion of our critical accounting policies, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to this Annual Report. Note 1 lists the significant accounting policies used by us in the development and presentation of the consolidated financial statements. This discussion and analysis, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Operating Environment:

The United States economy continued to show signs of expansion in 2017, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annual rate of 2.5 percent (estimated) in the fourth quarter. This comes on the heels of a third quarter reading of 3.2 percent in real GDP. The economy grew at 1.6 percent for all of 2016, the worst performance since 2011, after growing at a rate of 2.6 percent in 2015. The Federal Reserve Board’s Federal Open Market Committee (“FOMC”) increased the federal funds rate three times in 2017 ending the year at a range of 1.25% to 1.50%. In raising the key target range for the federal funds rate, the FOMC noted strong labor markets and below target inflation. FOMC officials expect inflation to stabilize around their 2.0 percent objective over the “medium term”. The median forecast is for a federal funds rate of 2.125 percent by year-end 2018, implying that there will be three additional rate hikes in 2018.

Inflation picked up somewhat in 2017, as the consumer price index (“CPI”) registered 2.1 percent for 2017, just eclipsing the FOMC’s benchmark of 2.0 percent. The CPI was 2.1 percent in 2016 as well. Core personal consumption expenditure price index, which ignores food and energy, averaged 1.8 percent in 2017.

On a national level, employment conditions improved in 2017. The civilian labor force increased 1.4 million, while the number of people employed increased 1.8 million in 2017. As a result, the annual unemployment rate for the U.S. fell in 2017 when compared to 2016. All sectors of employment, with the exception of the private sector, reported employment gains from the end of 2016.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2017 and 2016, are summarized as follows:

	2017	2016
United States	4.4%	4.9%
New York (statewide)	4.6	4.8
Pennsylvania (statewide)	4.9	5.4
Broome County	5.5	5.4
Bucks County	4.2	4.6
Lackawanna County	5.1	5.7
Lehigh County	5.1	5.4
Luzerne County	5.9	6.4
Monroe County	5.9	6.3
Montgomery County	3.8	4.2
Northampton County	4.9	5.2
Susquehanna County	4.7	5.7
Wayne County	5.1	5.9
Wyoming County	5.2%	6.2%

Employment conditions improved for both the Commonwealth of Pennsylvania and New York State in 2017 as evidenced by a decrease in their respective unemployment rates. With respect to the markets we serve, the unemployment rate decreased in all but one of the counties in which we have branches or ATM locations. The lowest unemployment rate in 2017, for all of the counties we serve, was Montgomery County at 3.8 percent.

With respect to the banking industry, net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2017 totaled $164.8 billion, a decrease of $6.0 billion or 3.5 percent from 2016. Approximately 56.2 percent of all institutions reported higher net income in 2016, while only 5.4 percent reported net losses, a slight uptick from last year’s reported 4.2 percent unprofitable institutions. Loan loss provisions of $51.1 billion in 2017 were $3.0 billion or 6.2 percent more than banks set aside in 2016. This is the third consecutive year that loan loss provisions have been higher than the preceding year. Net interest income increased for the fourth year in a row, by $37.7 billion or 8.2 percent. Noninterest income was $1.8 billion or 0.7 percent above the level of 2016. Realized gains on sales of investments were $1.7 billion or 43.8 percent less than a year ago. Total noninterest expense increased $19.5 billion or 4.6 percent comparing 2017 and 2016. The return on average assets for 2017 was 0.97 percent compared to 1.04 percent in 2016.

The United States economy continued to improve in 2017. This could affect future interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to keep funding costs low. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”. On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name, “Peoples Security Bank and Trust Company.” The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

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

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations by such agencies.

Total assets, loans and deposits were $2.2 billion, $1.7 billion and $1.7 billion, respectively, at December 31, 2017. Total assets, loans and deposits grew 8.5 percent, 10.4 percent and 8.2 percent, respectively, compared to 2016 year-end balances.

The loan portfolio consisted of $1.3 billion of business loans, including commercial and commercial real estate loans, and $430.7 million in retail loans, including residential mortgage and consumer loans at December 31, 2017. Total investment securities were $281.8 million at December 31, 2017, including $272.5 million of investment securities classified as available-for sale and $9.3 million classified as held-to-maturity. Total deposits consisted of $380.7 million in noninterest-bearing deposits and $1.3 billion in interest-bearing deposits at December 31, 2017.

Stockholders’ equity equaled $265.0 million, or $35.82 per share, at December 31, 2017, and $256.6 million, or $34.71 per share, at December 31, 2016. Our equity to asset ratio was 12.21 percent and 12.83 percent at those respective period ends. Dividends declared for the 2017 amounted to $1.26 per share representing 50.4 percent of net income.

Nonperforming assets equaled $11.6 million or 0.68 percent of loans, net and foreclosed assets at December 31, 2017, down from $14.2 million or 0.93 percent at December 31, 2016. The allowance for loan losses equaled $19.0 million or 1.12 percent of loans, net, at December 31, 2017, compared to $16.0 million or 1.04 percent at year-end 2016. Loans charged-off, net of recoveries equaled $1.8 million or 0.11 percent of average loans in 2017, compared to $2.0 million or 0.14 percent of average loans in 2016.

Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2017, our portfolio consisted primarily of short-term U.S. Treasury and Government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

During 2017 the FOMC raised the target federal funds rate three times. At their December 2017 meeting, the FOMC decided to raise the target range for the federal funds rate to 1.25% to 1.50%.  The FOMC expects that, with gradual adjustments in monetary policy, economic activity will expand at a moderate pace and labor market conditions will remain strong. The Committee expects that economic conditions will evolve in a manner that will warrant  gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.  Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and Government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury ranged from a low of 112 basis points to a high of 192 basis points during 2017 before ending the year at 1.89 percent. The yield on the 10-year U.S. Treasury ranged from a low of 205 basis points to a high of 262 basis points while ending 2017 at 2.40 percent. Since bond prices move inversely to yields, we experienced a decline in the aggregate fair value of our investment portfolio when comparing December 31, 2017 to December 31, 2016 due to higher rates at year end 2017.  The net unrealized holding losses included in our available-for-sale investment portfolio were $1.2 million at December 31, 2017 compared to a gain of $553 thousand at December 31, 2016.  We reported net unrealized holding loss, included as a separate component of stockholders’ equity of $977 thousand, net of income taxes of $260 thousand, at December 31, 2017, and $360 thousand, net of income taxes of $193 thousand, at December 31, 2016. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2017, indicated that should general market rates increase by 100, 200 and 300 basis points, we would anticipate declines of 3.1 percent, 6.6 percent and 9.3 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2017		2016		2015
December 31,	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$19,814	7.03%	$7,438	2.76%	9,999	3.37
U.S. Government-sponsored enterprises	93,648	33.23	80,913	29.98	$69,060	23.25%
State and municipals:
Taxable	15,047	5.34	15,225	5.64	16,545	5.57
Tax-exempt	110,692	39.28	119,462	44.25	131,789	44.36
Residential Mortgage-backed securities:
U.S. Government agencies	14,488	5.14	21,110	7.82	31,652	10.66
U.S. Government-sponsored enterprises	21,892	7.77	25,779	9.55	37,999	12.79
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,195	2.20
Common equity securities	46	0.01
Total	$281,822	100.00%	$269,927	100.00%	$297,044	100.00%

Investment securities increased $11.9 million, to $281.8 million at December 31, 2017, from $269.9 million at December 31, 2016. At December 31, 2017, the investment portfolio consisted of $272.5 million of investment securities classified as available-for-sale and $9.3 million classified as held-to-maturity. Strong loan demand during 2017 resulted in using a portion of the investment cash flow to fund loans. Excess cash flow from investment repayments was directed back into the investment portfolio primarily during the third and fourth quarters of 2017. Security purchases totaled $73.5 million in 2017, with purchases consisting of short-term U.S. Treasury securities, intermediate- term U.S. government sponsored enterprises securities, longer term tax-exempt securities and mortgage-backed securities. Investment purchases in 2016 amounted to $62.0 million.

Repayments of investment securities totaled $57.0 million in 2017 and $54.7 million in 2016. There were no sales of investment securities during 2017.  Proceeds from the sale of investment securities available-for-sale in 2016 totaled $27.4 million with net gains recognized on the sale totaling $623.  The 2016 sales consisted of $17.1 million of short-term U.S. Government-sponsored enterprises securities and $10.3 million of short-term U.S. Treasury securities. We continually analyze the investment portfolio with respect to its exposure to various risk elements.

The composition of our investment portfolio changed during 2017 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. Government-sponsored enterprise securities comprised 40.3 percent of our total portfolio at year-end 2017 compared to 32.7 percent at the end of 2016.  Tax-exempt municipal obligations declined as a percentage of the total portfolio to 39.3 percent at year-end 2017 from 44.3 percent at the end of 2016. The weighted average life of the investment portfolio shortened slightly to 4.2 years at December 31, 2017 from 4.4 years at year end 2016, while the effective duration of the investment portfolio increased slightly to 3.0 years at December 31, 2017 from 2.9 years at December 31, 2016.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2017, 2016 and 2015. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $272.4 million and equaled 14.6 percent of average earning assets in 2017, compared to $271.3 million and equaled 15.7 percent of average earning assets in 2016. The tax-equivalent yield on the investment portfolio decreased five basis points to 2.84 percent in 2017 from 2.89 percent in 2016.

At December 31, 2017 and 2016, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2017, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 35.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2017	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities			$19,814	1.78%	—	—			$19,814	1.78%
U.S. Government-sponsored enterprises			79,488	1.57	$14,160	1.67%			93,648	1.58
State and municipals:
Taxable	$888	3.72%	3,016	3.73	11,143	4.25			15,047	4.12
Tax-exempt	9,987	5.06	60,616	3.29	11,520	4.54	$28,569	5.20%	110,692	4.07
Residential Mortgage-backed securities:
U.S. Government agencies	31	0.28	10,899	1.86	3,558	1.79			14,488	1.84
U.S. Government-sponsored enterprises	51	1.17	8,543	1.96	8,483	2.55	4,815	2.55	21,892	2.32
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises					6,195	2.29			6,195	2.29
Total	$10,957	4.92%	$182,376	2.23%	$55,059	2.98%	$33,384	4.81%	$281,776	2.78%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2017		2016		2015		2014		2013
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$476,199	28.12%	$408,814	26.67%	$365,767	27.28%	$319,590	26.41%	$350,680	29.80%
Real estate:
Commercial	786,210	46.44	700,144	45.67	567,277	42.30	493,481	40.79	413,058	35.11
Residential	287,935	17.01	289,781	18.90	306,218	22.84	322,454	26.65	322,062	27.37
Consumer	142,721	8.43	134,226	8.76	101,603	7.58	74,369	6.15	90,817	7.72
Loans, net	1,693,065	100.00%	1,532,965	100.00%	1,340,865	100.00%	1,209,894	100.00%	1,176,617	100.00%
Less: allowance for loan loss	18,960		15,961		12,975		10,338		8,651
Net loans	$1,674,105		$1,517,004		$1,327,890		$1,199,556		$1,167,966

Loans, net increased $160.1 million or 10.4 percent in 2017 to $1.7 billion at December 31, 2017. Business loans, including commercial loans and commercial real estate loans, were $1.3 billion or 74.6 percent of loans, net at December 31, 2017, and $1.1 billion or 72.3 percent at year-end 2016. Residential mortgages and consumer loans totaled $430.7 million or 25.4 percent of loans, net at year-end 2017 and $424.0 million or 27.7 percent at year-end 2016. Loan growth remained strong throughout 2017.  Loans, net grew at an annual rate of 10.4 percent in 2017.  The increase in loans in 2017 was primarily attributable to the continued growth fostered by our entrance into the Lehigh Valley market during the fourth quarter of 2014 by establishing a community banking office with a dedicated team of commercial and retail lenders. Our company has expanded our presence in the greater Lehigh Valley with the addition of two community banking offices, complemented with additional lending teams to continue the growth.  Additional growth was attained through our entrance into the King of Prussia market initially by establishing a loan production office and then by opening a retail branch in the fourth quarter of 2016. The remainder of such growth was generated from improved demand for business lending in existing markets. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we expect to be as well received in this new market as we are in our existing markets.

Loans averaged $1.6 billion in 2017, compared to $1.5 billion in 2016. Taxable loans averaged $1.5 billion, while tax-exempt loans averaged $112.6 million in 2017. Due to improving loan demand, the loan portfolio continues to play a prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 85.4 percent in 2017, an increase from 84.2 percent in 2016.

The tax-equivalent yield on our loan portfolio decreased 4 basis points to 4.39 percent in 2017 from 4.43 percent in 2016 as repayments of higher yielding loans were replaced with new originations at lower yields.  In 2017, we increased our prime lending rate three times in response to the FOMC raising its targeted federal funds rate.  Our prime rate ended the year at 4.50%.  The higher prime rate helped mitigate the loan yield compression.  Amortization of the credit marks and interest rate fair value marks of the acquired portfolio reduced loan interest income by $81 thousand in 2017.  Comparatively, loan accretion included in loan interest income in 2016 totaled $649 thousand which increased the tax-equivalent net interest margin by 4 basis points.  The effect of the increases in the prime rate on stabilizing our loan portfolio’s yield can be evidenced by evaluating quarterly loan yields, which ranged from 4.36 percent in the second quarter to 4.42 percent in the third quarter.  The yield on the loan portfolio may continue to stabilize as repayments on loans are replaced with new originations at current market rates.  However, increased competition will continue to prompt more aggressive pricing for fixed rate intermediate term loans, thus mitigating higher yields.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2017, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

	Within one	After one but	After five
December 31, 2017	year	within five years	years	Total
Maturity schedule:
Commercial	$152,833	$163,437	$159,929	$476,199
Real estate:
Commercial	149,232	401,478	235,500	786,210
Residential	65,794	151,681	70,460	287,935
Consumer	56,981	77,318	8,422	142,721
Total	$424,840	$793,914	$474,311	$1,693,065

Predetermined interest rates	$164,693	$344,888	$158,514	$668,095
Floating or adjustable interest rates	260,147	449,026	315,797	1,024,970
Total	$424,840	$793,914	$474,311	$1,693,065

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2017, market interest rates began to increase from historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 39.5 percent of the loan portfolio at December 31, 2017, compared to floating or adjustable-rate loans at 61.5 percent. Approximately 45.9 percent of the loan portfolio is expected to reprice within the next 12 months.

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

Loan concentrations are considered to exist when the total amount of loans to any one borrower, or a multiple number of borrowers engaged in similar business activities or having similar characteristics, exceeds 25.0 percent of capital outstanding in any one category. We provide deposit and loan products and other financial services to individual and corporate customers in our current market area. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for geographic concentrations.

Off- Balance Sheet Arrangements:

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2017	2016	2015
Commitments to extend credit	$324,984	$235,878	$257,011
Unused portions of lines of credit	56,244	57,784	52,794
Commercial letters of credit	23,387	31,051	20,017
Total	$404,615	$324,713	$329,822

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $61 and $58 at December 31, 2017 and 2016. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

Contractual Obligations and Commitments:

In the ordinary course of operations, we enter into various financial obligations, including contractual obligations that may require future cash payments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Bank. See Note 5 of the consolidated financial statements for additional information.

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	December 31, 2017
			Over One Year	Over Three Years
		One Year or	Through	Through
(In Thousands)	Total	Less	Three Years	Five Years	Over Five Years
Contractual Obligations:
Time Deposits	$282,234	$171,043	$62,480	$31,065	$17,646
Short-term borrowings	123,675	123,675
FHLB Advances	49,734	11,828	33,137	4,214	555
Operating Leases	3,259	494	954	845	966
Total	$458,902	$307,040	$96,571	$36,124	$19,167
Other committments:
Commitments to extend credit	$381,228	$324,984	$4,165	$2,813	$49,266
Standby letters of credit	23,387	23,387
Total	$404,615	$348,371	$4,165	$2,813	$49,266

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

Nonperforming assets consist of nonperforming loans and foreclosed assets. Nonperforming loans include nonaccrual loans, troubled debt restructured loans and accruing loans past due 90 days or more. For a discussion of our policy regarding nonperforming assets and the recognition of interest income on impaired loans, refer to the notes entitled,

“Summary of significant accounting policies — Nonperforming assets,” and “Loans, net and allowance for loan losses” in the Notes to Consolidated Financial Statements to this Annual Report which are incorporated in this item by reference.

Information concerning nonperforming assets for the past five years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

Distribution of nonperforming assets

December 31	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial	$860	$934	$1,632	$1,322	$2,035
Real estate:
Commercial	3,454	7,016	1,680	1,275	9,172
Residential	2,994	2,961	4,424	3,047	3,569
Consumer	177	155	148	122	90
Total nonaccrual loans	7,485	11,066	7,884	5,766	14,866
Troubled debt restructured loans:
Commercial	1,577	1,150			2,487
Real estate:
Commercial	836	141	2,325	2,457
Residential	661	618	536	476
Consumer
Total troubled debt restructured loans	3,074	1,909	2,861	2,933	2,487
Accruing loans past due 90 days or more:
Commercial					6
Real estate:
Commercial				136	200
Residential	548	558	525	1,062	678
Consumer	186	286	238	425	571
Total accruing loans past due 90 days or more	734	844	763	1,623	1,455
Total nonperforming loans	11,293	13,819	11,508	10,322	18,808
Foreclosed assets	284	393	957	561	648
Total nonperforming assets	$11,577	$14,212	$12,465	$10,883	$19,456
Nonperforming loans as a percentage of loans, net	0.67%	0.90%	0.86%	0.85%	1.60%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.68%	0.93%	0.93%	0.90%	1.65%

We experienced improvements in our asset quality as evidenced by a decrease in nonperforming assets of $2.6 million or 18.5 percent to $11.6 million or 0.68 percent of loans, net of unearned income, and foreclosed assets at December 31, 2017, from $14.2 million or 0.93 percent of loans, net of unearned income, and foreclosed assets at the end of 2016. The decrease resulted from a $3.6 million decrease in nonaccrual loans and a decrease in foreclosed assets of $0.1 million offset by an increase of $1.1 million in troubled debt restructured loans.  For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

We follow our systematic methodology in accordance with procedural discipline by applying it in the same manner regardless of whether the allowance is being determined at a high point or a low point in the economic cycle. Each quarter, our credit administration department identifies those loans to be individually evaluated for impairment and those to be collectively evaluated for impairment utilizing a standard criteria. We consistently use loss experience from the latest twelve quarters in determining the historical loss factor for each pool collectively evaluated for impairment. Qualitative factors are evaluated in the same manner each quarter and are adjusted within a relevant range of values based on current conditions to assure directional consistency of the allowance for loan loss account. Regulators, in reviewing the loan portfolio as part of the scope of a regulatory examination, may require us to increase our allowance for loan losses or take other actions that would require increases to our allowance for loan losses.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of period	$15,961	$12,975	$10,338	$8,651	$6,950
Loans charged-off:
Commercial	173	776	246	601	5
Real estate:
Commercial	706	858	325	500	15
Residential	533	339	523	804	508
Consumer	737	495	333	386	313
Total	2,149	2,468	1,427	2,291	841
Loans recovered:
Commercial	20	86	77	9	1
Real estate:
Commercial	124	122	144	292	20
Residential	44	69	26	38	111
Consumer	160	177	117	115	49
Total	348	454	364	454	181
Net loans charged-off	1,801	2,014	1,063	1,837	660
Provision for loan losses	4,800	5,000	3,700	3,524	2,361
Allowance for loan losses at end of period	$18,960	$15,961	$12,975	$10,338	$8,651

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.11%	0.14%	0.08%	0.15%	0.10%
Allowance for loan losses as a percentage of period end loans	1.12%	1.04%	0.97%	0.85%	0.74%

The allowance for loan losses increased $3.0 million to $19.0 million at December 31, 2017, from $16.0 million at the end of 2016. The increase resulted from a provision for loan losses of $4.8 million less net loans charged-off of $1.8 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.12 percent at the end of 2017, compared to 1.04 percent at the end of 2016. For a further discussion of the credit quality adjustment for loans acquired in the 2013 Penseco merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $231 to $1,801 in 2017 from $2,014 in 2016. Net charge-offs, as a percentage of average loans outstanding, equaled 0.11 percent in 2017 and 0.14 percent in 2016.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2017		2016		2015		2014		2013
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$159	0.15%	$225	0.18%	$759	0.16%	$1,240	0.33%	$1,500	0.61%
Real Estate:
Commercial	263	0.25	1,197	0.47	233	0.40	912	0.53	300	1.01
Residential	336	0.22	520	0.23	1,138	0.37	769	0.34	224	0.32
Consumer	8	0.01			117	0.01	38	0.01		0.01
Total specific	766	0.63	1,942	0.88	2,247	0.94	2,959	1.21	2,024	1.95
Formula:
Commercial	4,893	27.98	3,574	26.49	2,283	27.12	1,081	26.08	508	29.19
Real Estate:
Commercial	7,285	46.19	4,650	45.21	4,012	41.90	2,125	40.26	2,094	34.10
Residential	4,644	16.78	4,187	18.67	2,944	22.47	2,921	26.31	2,911	27.05
Consumer	1,372	8.42	1,608	8.75	1,466	7.57	1,252	6.14	1,114	7.71
Total formula	18,194	99.37	14,019	99.12	10,705	99.06	7,379	98.79	6,627	98.05
Total allocated allowance	18,960	100.00%	15,961	100.00%	12,952	100.00%	10,338	100.00%	8,651	100.00%
Unallocated allowance					23
Total	$18,960		$15,961		$12,975		$10,338		$8,651

The allocated element of the allowance for loan losses account increased $2,999 to $18,960 at December 31, 2017, compared to $15,961 at December 31, 2016.The specific portion of the allowance for loan losses decreased while the formula portions of the allowance for loan losses increased from the end of 2016. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $1,176 to $766 at December 31, 2017, from $1,942 at December 31, 2016. However, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $4,175 to $18,194 at December 31, 2017, from $14,019 at December 31, 2016. The decrease in the specific portion of the allowance was a result of a decrease in the amount of impaired loans designated with a related allowance.  The increase in the formula portion was due to a significant increase in volume, as the overall loss factor remained relatively unchanged.

There was no unallocated element of the total allowance for loan losses at December 31, 2017.  As is inherent with all estimates, the allowance for loan losses methodology is subject to a certain level of imprecision as it provides reasonable, but not absolute, assurance that the allowance will be able to absorb probable losses, in their entirety, as of the financial statement date.  Factors, among others, including judgments made in identifying those loans considered impaired, appraisals of collateral values and measurements of certain qualitative factors, all cause this imprecision and support the establishment of the unallocated element.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 167.9 percent at December 31, 2017 and 115.5 percent at December 31, 2016. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2017.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $130.3 million or 8.2 percent to $1.7 billion at the end of 2017. Noninterest-bearing deposits grew $27.0 million or 7.6% while interest-bearing deposits increased

$103.3 million or 8.4% in 2017. Noninterest-bearing deposits represented 22.1 percent of total deposits while interest-bearing deposits accounted for 77.9 percent of total deposits at December 31, 2017. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 22.3 percent and 77.7 percent of total deposits at year end 2016. With regard to noninterest-bearing deposits, personal checking accounts increased $9.6 million or 5.4 percent, while commercial checking accounts increased $17.4 million or 10.0 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the increase in short-term markets during 2017 due to the FOMC increasing the targeted federal funds rate.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $106.7 million in 2017. Commercial interest-bearing transaction accounts increased $65.8 million, while personal interest-bearing transaction accounts increased $47.1 million. Savings accounts decreased $6.2 million during 2017 due primarily to depositors shifting funds into higher yielding deposit accounts.  The strong growth in the commercial account types was due to continuing our strategic initiative to grow our public fund deposits and our continued penetration in our expansion markets. Total time deposits decreased $3.4 million to $282.3 million at December 31, 2017 from $285.7 million at December 31, 2016. The decrease was primarily due to price sensitive depositors being attracted to premium rates being offered by our competitors.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2017		2016		2015
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$262,292	0.55%	$219,265	0.39%	$197,129	0.32%
NOW accounts	345,383	0.45	305,156	0.40	273,792	0.37
Savings accounts	398,104	0.13	391,631	0.18	396,606	0.20
Time deposits	282,617	1.05	273,691	0.98	262,860	0.96
Total interest-bearing	1,288,396	0.50%	1,189,743	0.46%	1,130,387	0.44%
Noninterest-bearing	361,386		330,295		303,647
Total deposits	$1,649,782		$1,520,038		$1,434,034

Total deposits averaged $1.6 billion in 2017 and $1.5 billion in 2016, increasing $129.7 million or 8.5 percent comparing 2017 to 2016. Average noninterest-bearing deposits increased $31.1 million, while average interest-bearing accounts grew $98.6 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $89.7 million while average total time deposits increased $8.9 million when comparing 2017 and 2016.

Our cost of interest-bearing deposits increased 4 basis points to 0.50 percent in 2017 from 0.46 percent in 2016. Specifically, the cost of interest-bearing transaction and savings accounts increased 5 basis points to 0.35 percent while the cost of time deposits increased 7 basis points to 1.05 percent comparing 2017 and 2016. The increases to the cost of interest-bearing transaction deposits and to the cost of time deposits was due to the introduction of premium rate deposit specials at our  branch office in Kingston and our new branch offices in the Lehigh Valley in 2017.  Additionally, the FOMC actions to increase the targeted federal funds rate three times in 2017, has resulted in higher deposit rates.

Volatile deposits, time deposits $100 or more, averaged $125.2 million in 2017, an increase of $13.8 million or 12.4 percent from $111.4 million in 2016. Our average cost of these funds increased 14 basis points to 1.01 percent in 2017, from 0.87 percent in 2016. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more, which entirely consist of certificates of deposits, for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2017	2016	2015
Within three months	$26,009	$25,503	$14,851
After three months but within six months	24,569	25,356	24,437
After six months but within twelve months	49,852	45,385	37,898
After twelve months	56,461	55,733	49,669
Total	$156,891	$151,977	$126,855

We recorded a core deposit intangible related to a value ascribed to demand, interest checking, money market and saving accounts as well as a fair value adjustment for time deposits assumed in applying the purchase accounting guidance for the 2013 Penseco merger. For a further discussion of the fair value adjustments related to deposits assumed in the merger, refer to the Notes to the Consolidated Financial Statements to this Annual Report.

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the FHLB-Pgh. We relied on this type of funding more extensively in 2017 than in 2016 due to the strong loan growth experienced during the year. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The FOMC has raised rates from historically low levels by increasing the federal funds target rate 25 basis points in December 2016, March 2017, June 2017 and December 2017.  The timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2017.

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

Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2017	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$1,152				$1,152
Investment securities	11,042	$23,208	$203,789	$43,783	281,822
Loans, net	493,910	283,379	711,905	203,871	1,693,065
Loans held for sale				106	106
Total rate-sensitive assets	$506,104	$306,587	$915,694	$247,760	$1,976,145
Rate-sensitive liabilities:
Money market accounts	$278,494				$278,494
NOW accounts	165,425		$224,309		389,734
Savings accounts			387,827		387,827
Time deposits less than $100	23,379	$47,234	48,086	$6,644	125,343
Time deposits $100 or more	26,009	74,421	45,459	11,002	156,891
Short-term borrowings	123,675				123,675
Long-term debt	9,787	11,373	28,198	376	49,734
Total rate-sensitive liabilities	$626,769	$133,028	$733,879	$18,022	$1,511,698
Rate-sensitivity gap:
Period	$(120,665)	$173,559	$181,815	$229,738
Cumulative	$(120,665)	$52,894	$234,709	$464,447
RSA/RSL ratio:
Period	0.81	2.30	1.25	13.75
Cumulative	0.81	1.07	1.16	1.31	1.31

At December 31, 2017 and 2016, we had cumulative one-year RSA/RSL ratios of 1.07 and 1.28. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC to raise short-term rates and their consideration to continue to raise short-term rates in the 2018, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earnings from the potential risk of rising interest rates. During 2017 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged through the origination of five year fixed rate loans and purchase of intermediate-term investment securities.  ALCO will continue to focus efforts on strategies in 2018 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $136.8 million or 22.0 percent increase in RSL coupled with a $17.4 million or 2.2 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $75.4 million increase in interest-bearing transaction accounts and an increase in short-term borrowings of $41.0 million. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and commercial customers. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the “due within twelve months” category.

With respect to the increase in RSA maturing or repricing within a twelve month time horizon, loans, net increased $43.4 million while investment securities decreased $27.0 million. Short-term interest rates increased faster than  longer-term rates during 2017 causing the yield curve to flatten.  In an effort to mitigate IRR in the investment portfolio and provide a source of liquidity, we chose to invest in fixed-rate, short-term and intermediate-term U.S. Government-sponsored agency securities and, to a lesser extent, longer-term municipal securities. The increase in loans, net of unearned income, resulted from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2017, would increase slightly at 0.6 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2018 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2017, our maximum borrowing capacity with the FHLB-Pgh was $631.8 million of which $173.4 million was outstanding in borrowings. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve.  At December 31, 2017 our borrowing capacity at the Federal Reserve related to this program was $205.9 million and there were no amounts outstanding.

Based on our liquidity position at December 31, 2017, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2017. At December 31, 2017, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2017, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 16.1 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 11.1 percent. Comparatively, our ratios equaled 14.4 percent and 6.5 percent at the end of 2016, which indicated an increase in our reliance on noncore funds. Moreover, our Basic Liquidity Surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, declined to 3.7 percent at December 31, 2017, from 4.2 percent at December 31, 2016. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $2.5 million for the year ended December 31, 2017. For the year ended December 31, 2016, cash and cash equivalents increased $7.0 million. During 2017, cash provided by operating and financing activities was partially offset by cash used in investing activities.

 Operating activities provided net cash of $28.6 million in 2017 and $28.1 million in 2016. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $153.5 million in 2017. Net cash provided by financing activities was $165.3 million in 2016. Deposit gathering, which is our predominant financing activity, increased in both 2017 and 2016. Deposit gathering provided a net cash inflow in 2017 of $130.3 million and $132.9 million in 2016. Short-term borrowings increased $41.0 million in 2017 while a net increase in short-term borrowings of $44.4 million led to the net cash provided by financing activities in 2016. Deposit gathering in 2017 was partially offset by $8.4 million repayments of long-term debt as well as cash dividends paid of $9.3 million. In 2016, deposit gathering was partially offset by a $2.2 million repayment of long-term debt and cash dividends paid of $9.2 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $184.6 million in 2017. Net cash used in investing activities was $186.4 million in 2016. Net cash used in lending activities was $163.2 million in 2017, a decrease from $195.4 million in 2016. Activities related to our investment portfolio used net cash of $16.4 million in 2017 and provided net cash of $20.1 million in 2016.

We anticipate our liquidity position to be stable in 2018. Based on our expansion in the Lehigh Valley market and expansion into King of Prussia, we are expecting loan demand to continue to be strong throughout 2018. We expect to fund such demand through deposit gathering, payments and prepayments on loans and investments and advances from the FHLB. Additionally, we anticipate a slowdown in deposit receipts from royalties related to the natural gas drilling industry. Moreover, if economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2018.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 11.9 percent at December 31, 2017, and 12.5 percent at December 31, 2016. Our Total capital ratio was 13.0 percent at December 31, 2017 and 13.5 percent at December 31, 2016. In addition, a new ratio effective January 1, 2015, requires the Company and Peoples Bank maintain a minimum common equity Tier 1 capital to risk-weighted assets of 4.5 percent.  Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 11.9 percent and 11.5 percent at December 31, 2017 and 12.5 percent and 12.1 percent at December 31, 2016.  Our Leverage ratio, which equaled 9.9 percent at December 31, 2017 and 10.2 percent at December 31, 2016, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 11.5 percent, 12.6 percent and 9.7 percent at December 31, 2017, and 12.1 percent, 13.2 percent and 9.9 percent at December 31, 2016. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2017 and 2016. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

Stockholders’ equity was $265.0 million or $35.82 per share at December 31, 2017, and $256.6 million or $34.71 per share at December 31, 2016. Stockholders’ equity grew $8.4 million in 2017 as net income was partially offset by an increase in accumulated other comprehensive loss and dividends.

We declared dividends of $1.26 per share in 2017 and $1.24 per share in both 2016 and 2015. The dividend payout ratio, dividends declared as a percent of net income, equaled 50.4 percent in 2017, 46.8 percent in 2016 and 52.5 percent in 2015. Our board of directors intends to continue paying cash dividends in the future. The Penseco merger agreement contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “well-capitalized” in accordance with applicable regulatory guidelines. Our ability to declare and pay dividends in the future, however, is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we were authorized to repurchase up to 370,000 shares of our outstanding common stock through open market purchases.  This plan was reauthorized and effectively continued during 2016, resulting in our repurchase and retirement of 16,463 shares for $604 thousand during the year.  On April 28, 2017, our board of directors again effectively continued the plan by authorizing the repurchase of up to 225,000 shares of our outstanding common stock through open market purchases. There were no additional purchases of our outstanding common stock during 2017.

Review of Financial Performance:

Net income was $18.5 million or $2.50 per share in 2017 and $19.6 million or $2.65 per share in 2016. The results for 2017 include a $2.3 million net gain on the sale of our merchant services business and a $2.6 million one time charge to the federal income tax provision related to the revaluation of our net deferred tax asset, while the 2016 results include net gains of $0.6 million on the sale of investment securities. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.90 percent and 7.02 percent for the year ended December 31, 2017. ROAA was 1.02 percent and ROAE was 7.64 percent for the year ended December 31, 2016.

Tax-equivalent net interest income was $68.9 million in 2017 and $65.2 million in 2016. Our net interest margin equaled 3.69 percent in 2017 and 3.77 percent in 2016. Noninterest income totaled $17.2 million in 2017 and $15.9 million in 2016. Noninterest expense was $51.3 million for the year ended December 31, 2017 compared to $48.0 million for the year ended December 31, 2016. Our productivity is measured by the operating efficiency ratio, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 58.4 percent in 2017.

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

Net interest income changes due to rate and volume

	2017 vs 2016			2016 vs 2015
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$5,044	$(651)	$5,695	$5,898	$(1,769)	$7,667
Tax-exempt	203	(59)	262	1,046	(370)	1,416
Investments:
Taxable	566	304	262	(678)	244	(922)
Tax-exempt	(677)	(127)	(550)	81	(570)	651
Interest-bearing deposits	(44)	(23)	(21)		60	(60)
Federal funds sold				(10)	(10)
Total interest income	5,092	(556)	5,648	6,337	(2,415)	8,752
Interest expense:
Money market accounts	580	390	190	215	137	78
NOW accounts	341	172	169	205	83	122
Savings accounts	(190)	(201)	11	(107)	(97)	(10)
Time deposits less than $100	(5)	47	(52)	(127)	(20)	(107)
Time deposits $100 or more	294	165	129	290	112	178
Short-term borrowings	499	437	62	349	39	310
Long-term debt	(72)	19	(91)	389	(261)	650
Total interest expense	1,447	1,029	418	1,214	(7)	1,221
Net interest income	$3,645	$(1,585)	$5,230	$5,123	$(2,408)	$7,531

For the year ended December 31, tax-equivalent net interest income was $68.9 million in 2017 and $65.2 million in 2016. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $5.2 million. A rate variance resulted in a decrease in net interest income of $1.6 million.

Average earning assets increased $135.9 million to $1,864.9 million in 2017 from $1,729.0 million in 2016 and accounted for a $5,648 increase in interest income. Average loans, net increased $135.6 million, which caused interest income to increase $5,957. Average taxable investments increased $14.3 million comparing 2017 and 2016, which resulted in increased interest income of $262 while average tax-exempt investments decreased $13.2 million, which resulted in a decrease to interest income of $550.

Average interest-bearing liabilities rose $104.2 million to $1,420.6 million in 2017 from $1,316.4 million in 2016 resulting in a net increase in interest expense of $418. Large denomination time deposits averaged $13.8 million more in 2017 and caused interest expense to increase $129.  A decrease of $4.9 million in average time deposits less than $100 reduced interest expense by $52. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $89.7 million, which in aggregate caused a $370 increase in interest expense. Short-term borrowings averaged $9.3 million more and increased interest expense $62 while long-term debt averaged $3.7 million less and decreased interest expense by $91 comparing 2017 and 2016.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased three basis points while there was a six basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $1,585 comparing 2017 and 2016. The tax-equivalent yield on earning assets was 4.16 percent in 2017 compared to 4.19 percent in 2016 resulting in a reduction in interest income of $556. While the tax-equivalent yield on the investment portfolio decreased five basis points to 2.84 percent in 2017 from 2.89 percent in 2016, interest income increased $177 due to changes in the mix of investments. The tax-equivalent yield on the loan portfolio decreased four basis points to 4.39 percent in 2017 from 4.43 percent in 2016 and resulted in a reduction in interest income of $710.

Unfavorable rate variances were experienced in earning asset yields as well as the cost of funds. We experienced increases in the rates paid on all major categories of interest-bearing liabilities with the exception of savings accounts.

Specifically, the cost of money market and NOW accounts increased 16 basis points and 5 basis points comparing 2017 and 2016. These increases resulted in an increase in interest expense of $562. The cost of savings accounts decreased five basis points, which resulted in a decrease of $201 in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 increased three basis points while time deposits $100 or more increased 14 basis points, which together resulted in a $212 increase in interest expense. The average rate paid on short-term borrowings increased 57 basis points in 2017 when compared to 2016, causing a $437 increase in interest expense. Interest expense increased $19 from a four basis point increase in the average rate paid on long-term debt.

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

 Summary of net interest income

	2017			2016
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,479,387	$64,946	4.39%	$1,349,797	$59,902	4.44%
Tax-exempt	112,594	4,866	4.32	106,544	4,663	4.38
Investments:
Taxable	161,643	3,130	1.94	147,329	2,564	1.74
Tax-exempt	110,788	4,612	4.16	123,942	5,289	4.27
Interest-bearing deposits	500	5	1.00	1,432	49	3.42
Federal funds sold
Total earning assets	1,864,912	77,559	4.16%	1,729,044	72,467	4.19%
Less: allowance for loan losses	17,673			14,781
Other assets	212,845			204,222
Total assets	$2,060,084			$1,918,485
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$262,292	1,434	0.55%	$219,265	854	0.39%
NOW accounts	345,383	1,549	0.45	305,156	1,208	0.40
Savings accounts	398,104	503	0.13	391,631	693	0.18
Time deposits less than $100	157,397	1,698	1.08	162,286	1,703	1.05
Time deposits $100 or more	125,220	1,265	1.01	111,405	971	0.87
Short-term borrowings	76,846	901	1.17	67,553	402	0.60
Long-term debt	55,342	1,348	2.44	59,066	1,420	2.40
Total interest-bearing liabilities	1,420,584	8,698	0.61%	1,316,362	7,251	0.55%
Noninterest-bearing deposits	361,386			330,295
Other liabilities	15,064			15,469
Stockholders’ equity	263,050			256,359
Total liabilities and stockholders’ equity	$2,060,084			$1,918,485
Net interest income/spread		$68,861	3.55%		$65,216	3.64%
Net interest margin			3.69%			3.77%
Tax-equivalent adjustments:
Loans		$1,703			$1,632
Investments		1,614			1,851
Total adjustments		$3,317			$3,483

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,469 in 2017, $1,085 in 2016 and $1,177 in 2015.

	2015
			Average
	Average	Interest Income/	Interest
	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,180,610	$54,004	4.57%
Tax-exempt	74,956	3,617	4.83
Investments:
Taxable	201,663	3,242	1.61
Tax-exempt	109,575	5,208	4.75
Interest-bearing deposits	6,049	49	0.81
Federal funds sold	3,915	10	0.26
Total earning assets	1,576,768	66,130	4.19%
Less: allowance for loan losses	11,392
Other assets	179,173
Total assets	$1,744,549
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$197,129	639	0.32%
NOW accounts	273,792	1,003	0.37
Savings accounts	396,606	800	0.20
Time deposits less than $100	172,830	1,830	1.06
Time deposits $100 or more	90,030	681	0.76
Short-term borrowings	13,480	53	0.39
Long-term debt	33,644	1,031	3.06
Total interest-bearing liabilities	1,177,511	6,037	0.51%
Noninterest-bearing deposits	303,647
Other liabilities	14,695
Stockholders’ equity	248,696
Total liabilities and stockholders’ equity	$1,744,549
Net interest income/spread		$60,093	3.68%
Net interest margin			3.81%
Tax-equivalent adjustments:
Loans		$1,266
Investments		1,823
Total adjustments		$3,089

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $4,800 in 2017 and $5,000 in 2016. A lower provision for loan losses is the product of improving asset quality throughout 2017. Consumer loans experienced an increase in the qualitative factors for asset quality while commercial loans experienced an increase in the qualitative factor for concentration levels.  Based on our most recent evaluation at December 31, 2017, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $1,298 or 8.2 percent to $17.2 million in 2017 from $15.9 million in 2016. We realized a $2.3 million net gain on the sale of our merchant services business in 2017 while the 2016 results include net gains of $0.6 million on the sale of investment securities. Revenue received from service charges, fees and commissions increased $1,228 or 20.1 percent comparing 2017 and 2016, due in part to fees generated on interest rate swap transactions which we began entering into during the third quarter of 2017. Swap transactions resulted in the recognition of net fee income of $749 thousand. These interest rate swaps allowed the bank to retain large commercial credit relationships. Commissions and fees on fiduciary activities increased $81 or 4.1 percent comparing 2017 and 2016 due to an increase in executor fees. Wealth management income increased $113 or 8.7 percent comparing 2017 to 2016 as the plan to accelerate growth continued throughout 2017. Offsetting the increase were lower revenues received from merchant services of $1,656 due to the sale of our merchant services business in the second quarter of 2017. Mortgage banking income decreased $101 or 11.4 percent in 2017 compared to 2016 due to the leveling off of volumes which were driven by the increase in market rates. Income from investment in life insurance decreased $22 or 2.8 percent to $769 in 2017 from $791 in 2016.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2017	2016	2015
Salaries and employee benefits expense:
Salaries and payroll taxes	$22,271	$18,655	$18,116
Employee benefits	4,399	3,779	3,417
Salaries and employee benefits expense	26,670	22,434	21,533
Occupancy and equipment expenses:
Occupancy expense	5,632	5,284	5,551
Equipment expense	4,343	4,138	3,553
Occupancy and equipment expenses	9,975	9,422	9,104
Other expenses:
Merchant transaction expense	1,808	2,993	2,643
FDIC insurance and assessments	826	1,101	997
Professional fees and outside services	2,277	2,128	2,211
Other taxes	691	767	973
Stationery and supplies	749	736	744
Advertising	942	972	736
Amortization of intangible assets	1,034	1,186	1,195
Donations	1,188	1,006	740
Other	5,133	5,285	5,903
Other expenses	14,648	16,174	16,142
Total noninterest expense	$51,293	$48,030	$46,779

Noninterest expense was $51.3 million for the year ended December 31, 2017 compared to $48.0 million for the year ended December 31, 2016.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 52.0 percent of the total noninterest expense. Salaries and employee benefits expense increased $4,236 or 18.9 percent to $26.7 million in 2017 from $22.4 million in 2016. Salaries and payroll taxes increased $3,616 or 19.4 percent, while employee benefits expense increased $620 or 16.4 percent. Severances paid out in the first half of 2016 along with the addition of salaries and benefit costs associated with our further expansion in the Lehigh Valley with the opening of two new community banking offices during 2017 and a full year at our King of Prussia branch office provided the majority of the increase.

Occupancy and equipment expense increased $553 or 5.9 percent to $10.0 million in 2017 from $9.4 million in 2016. Specifically, building-related costs increased $348 or 6.6 percent while equipment-related costs increased $205 or 5.0 percent. The increases in occupancy and equipment-related expenses were driven by costs associated with the opening of our new community banking offices on Tilghman Street in West Allentown, PA and Emrick Boulevard in Bethlehem, PA.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $14.6 million in 2017 and $16.2 million in 2016. Merchant transaction expenses decreased $1,185 or 40.0 percent to $1,808 due to the sale of our merchant business in the second quarter of 2017. All other expenses, including FDIC insurance and assessments, professional fees and outside services, other taxes, stationery and supplies, advertising and amortization of intangible assets and other expenses totaled $12,840 in 2017, a decrease of $341 or 2.6 percent, compared to $13,181 in 2016.

Income Taxes:

Our income tax expense was $8.2 million in 2017 and $5.0 million in 2016. On December 22, 2017, President Donald Trump signed into law H.R. 1, also known as the Tax Cuts and Jobs Act, which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we concluded that deferred tax assets, net had to be revalued. Our deferred tax assets, net represents expected corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate income tax rate reduces these anticipated future benefits.  The revaluation of the our deferred tax assets, net at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $2.6 million or $0.35 per share, which was recorded in the fourth quarter of 2017. The remainder of the increase resulted from higher before tax income in 2017 compared to 2016. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. Without regard to the one-time deferred tax adjustment, our effective tax rate increased slightly to 20.9 percent in 2017, compared to 20.4 percent in 2016.

The effective tax rate in 2017 and 2016 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2017 and 2016. We anticipate investment tax credits from these investments to be $1.1 million in 2018 as well. Over the next seven years, we will recognize aggregate tax credits from our investments in these projects of $6.7 million.

Management’s Discussion and Analysis 2016 versus 2015

(Dollars in thousands, except per share data)

Operating Environment:

The United States economy slowed in 2016, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annual rate of 1.9 percent in the fourth quarter, compared to 3.5 percent in the third quarter. The economy grew at 1.6 percent for all of 2016, the worst performance since 2011, after growing at a rate of 2.6 percent in 2015. Again in 2016, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) remained on hold for the majority of the year, keeping the target federal funds rate at a range of .25% to .50%. At their December 2016 meeting, the FOMC raised interest rates for the first time in 2016, when they voted to set the new target federal funds rate at a range of .50% to .75%, a 25 basis point increase. The FOMC stated at this meeting that they expected economic conditions to continue to improve and targeted 3 additional rate hikes in 2017.

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

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2016 and 2015, are summarized as follows:

	2016	2015
United States	4.9%	5.3%
New York	4.9	5.3
Pennsylvania	5.4	5.1
Broome County	5.4	6.0
Bucks County	4.6	4.5
Lackawanna County	5.7	5.6
Lehigh County	5.5	5.3
Luzerne County	6.4	6.2
Monroe County	6.3	6.4
Montgomery County	4.2	4.0
Northampton County	5.4	—
Susquehanna County	5.5	5.4
Wayne County	5.8	5.5
Wyoming County	6.2%	5.9%

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

The United States economy continued to improve in 2016. An improving economy could affect future interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to keep fund costs low. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Total assets, loans and deposits were $2.0 billion, $1.5 billion and $1.6 billion, respectively, at December 31, 2016. Total assets, loans and deposits grew 9.9 percent, 14.3 percent and 9.1 percent, respectively, compared to 2015 year-end balances.

The loan portfolio consisted of $1.1 billion of business loans, including commercial and commercial real estate loans, and $424.0 million in retail loans, including residential mortgage and consumer loans at December 31, 2016. Total investment securities were $269.9 million at December 31, 2016, including $259.4 million of investment securities classified as available-for sale and $10.5 million classified as held-to-maturity. Total deposits consisted of $353.7 million in noninterest-bearing deposits and $1.2 billion in interest-bearing deposits at December 31, 2016

Stockholders’ equity equaled $256.6 million, or $34.71 per share, at December 31, 2016, and $248.8 million, or $33.57 per share, at December 31, 2015. Our equity to asset ratio was 12.83 percent and 13.68 percent at those respective period ends.  Dividends declared for 2016 amounted to $1.24 per share representing 46.8 percent of net income.

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

Loan Portfolio:

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

Asset Quality:

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

The allocated element of the allowance for loan losses account increased $3,009 to $15,961 at December 31, 2016, compared to $12,952 at December 31, 2015. The specific portion of the allowance for loan losses decreased while the formula portions of the allowance for loan losses increased from the end of 2015. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $305 to $1,942 at December 31, 2016, from $2,247 at December 31, 2015. However, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $3,314 to $14,019 at December 31, 2016, from $10,705 at December 31, 2015. The decrease in the specific portion of the allowance was a result of a decrease in the calculated allowance on loans considered impaired despite an increase in the amount of impaired loans designated with a related allowance. The increase in the formula portion was due to higher loan volume and the relatively unchanged overall loss factor.

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

At December 31, 2016 and 2015, we had cumulative one-year RSA/RSL ratios of 1.28 and 1.43. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC to raise short-term rates 25 basis points and their consideration to continue to raise short-term rates in the 2017, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earnings from the potential risk of rising interest rates. During 2016 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged through the origination of five year fixed rate loans and purchase of intermediate-term investment securities.  ALCO will continue to focus efforts on strategies in 2017 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $137.0 million or 28.2 percent increase in RSL coupled with a $98.4 million or 14.1 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $92.6 million increase in interest-bearing transaction accounts and an increase in short-term borrowings of $44.4 million. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and certain commercial customers. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the “due within twelve months” category.

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

Capital Adequacy:

Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.5 percent at December 31, 2016, and 13.5 percent at December 31, 2015. Our Total capital ratio was 13.5 percent at December 31, 2016 and 14.5 percent at December 31, 2015. In addition, a new ratio effective January 1, 2015, requires the Company and Peoples Bank maintain a minimum common equity Tier 1 capital to risk-weighted assets of 4.5 percent.  Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.5 percent and 12.1 percent at December 31, 2016 and 13.5 percent and 13.1 percent at December 31, 2015.  Our Leverage ratio, which equaled 10.2 percent at December 31, 2016 and 10.8 percent at December 31, 2015, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 12.1 percent, 13.2 percent and 9.9 percent at December 31, 2016, and 13.1 percent, 14.1 percent and 10.5 percent at December 31, 2015. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2016 and 2015. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

During 2017, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) continued to gradually increase the target federal funds rate.  The FOMC continues to expect that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will remain strong.  At their December 2017 meeting, the FOMC raised interest rates for the third time in 2017 voting to set the new target federal funds rate at a range of 1.25% to 1.50%, a 25 basis point increase. The FOMC stated it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2017, based on our simulation model, is summarized as follows:

	December 31, 2017
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	0.9	(20.0)	1.4	(40.0)
+300	0.9	(20.0)	1.3	(30.0)
+200	0.8	(10.0)	0.8	(20.0)
+100	0.6	(10.0)	1.5	(10.0)
Static
(100)	(4.9)	(10.0)	(9.3)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2017, would increase slightly at 0.6 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

Item 8.Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Peoples Financial Services Corp. and Subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP
Wilkes-Barre, Pennsylvania We have served as the Company’s auditor since 2017. March 14, 2018

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheet of Peoples Financial Services Corp. and subsidiaries as of December 31, 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Services Corp. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2017

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2017	2016
Assets:
Cash and due from banks:
Cash and due from banks	$36,336	$39,496
Interest-bearing deposits in other banks	1,152	445
Total cash and due from banks	37,488	39,941
Investment securities:
Available-for-sale	272,548	259,410
Held-to-maturity: Fair value December 31, 2017, $9,547; December 31, 2016, $10,714	9,274	10,517
Total investment securities	281,822	269,927
Loans, net	1,693,065	1,532,965
Less: allowance for loan losses	18,960	15,961
Net loans	1,674,105	1,517,004
Loans held for sale	106
Premises and equipment, net	37,557	33,260
Accrued interest receivable	6,936	6,228
Goodwill	63,370	63,370
Intangible assets, net	3,178	4,211
Other assets	64,469	65,501
Total assets	$2,169,031	$1,999,442

Liabilities:
Deposits:
Noninterest-bearing	$380,729	$353,686
Interest-bearing	1,338,289	1,235,071
Total deposits	1,719,018	1,588,757
Short-term borrowings	123,675	82,700
Long-term debt	49,734	58,134
Accrued interest payable	497	462
Other liabilities	11,131	12,771
Total liabilities	1,904,055	1,742,824

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,396,505 shares at December 31, 2017 and 7,394,143 shares at December 31, 2016	14,793	14,788
Capital surplus	135,043	134,871
Retained earnings	121,353	111,114
Accumulated other comprehensive loss	(6,213)	(4,155)
Total stockholders’ equity	264,976	256,618
Total liabilities and stockholders’ equity	$2,169,031	$1,999,442

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2017	2016	2015
Interest income:
Interest and fees on loans:
Taxable	$64,946	$59,902	$54,004
Tax-exempt	3,163	3,031	2,351
Interest and dividends on investment securities:
Taxable	2,949	2,515	3,207
Tax-exempt	2,999	3,438	3,385
Dividends	52	48	35
Interest on interest-bearing deposits in other banks	133	50	49
Interest on federal funds sold			10
Total interest income	74,242	68,984	63,041

Interest expense:
Interest on deposits	6,450	5,429	4,953
Interest on short-term borrowings	900	402	53
Interest on long-term debt	1,348	1,420	1,031
Total interest expense	8,698	7,251	6,037
Net interest income	65,544	61,733	57,004
Provision for loan losses	4,800	5,000	3,700
Net interest income after provision for loan losses	60,744	56,733	53,304

Noninterest income:
Service charges, fees and commissions	7,344	6,116	6,245
Merchant services income	2,543	4,199	3,855
Commission and fees on fiduciary activities	2,057	1,976	1,946
Wealth management income	1,411	1,298	845
Mortgage banking income	784	885	872
Life insurance investment income	769	791	767
Net gain on sale of investment securities available-for-sale		623	1,189
Net gain on sale of merchant services business	2,278
Total noninterest income	17,186	15,888	15,719

Noninterest expense:
Salaries and employee benefits expense	26,670	22,434	21,533
Net occupancy and equipment expense	9,975	9,422	9,104
Merchant services expense	1,808	2,993	2,643
Amortization of intangible assets	1,034	1,186	1,195
Professional fees and outside services	2,277	2,128	2,211
Donations	1,188	1,006	740
Other expenses	8,341	8,861	9,353
Total noninterest expense	51,293	48,030	46,779
Income before income taxes	26,637	24,591	22,244
Income tax expense	8,180	5,008	4,521
Net income	18,457	19,583	17,723

Other comprehensive loss:
Unrealized loss on investment securities available-for-sale	(1,790)	(3,417)	(510)
Reclassification adjustment for net gain on sales included in net income		(623)	(1,189)
Change in benefit plan liabilities	318	917	(296)
Other comprehensive loss	(1,472)	(3,123)	(1,995)
Income tax	(515)	(1,093)	(699)
Other comprehensive loss, net of income taxes	(957)	(2,030)	(1,296)
Comprehensive income	$17,500	$17,553	$16,427

Per share data:
Net income:
Basic	$2.50	$2.65	$2.36
Diluted	$2.50	$2.65	$2.36
Average common shares outstanding:
Basic	7,395,837	7,396,716	7,516,451
Diluted	7,395,837	7,396,716	7,516,451
Dividends declared	$1.26	$1.24	$1.24

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
For the Three Years Ended December 31, 2017	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2015	$15,097	$140,214	$92,297	$(829)	$	$246,779
Net income			17,723			17,723
Other comprehensive loss, net of income taxes				(1,296)		(1,296)
Dividends declared: $1.24 per share			(9,319)			(9,319)
Stock based compensation		69				69
Share retirement: 137,752 shares	(276)	(4,912)				(5,188)
Balance, December 31, 2015	14,821	135,371	100,701	(2,125)		248,768
Net income			19,583			19,583
Other comprehensive loss, net of income taxes				(2,030)		(2,030)
Dividends declared: $1.24 per share			(9,170)			(9,170)
Stock based compensation		71				71
Share retirement: 16,463 shares	(33)	(571)				(604)
Balance, December 31, 2016	14,788	134,871	111,114	(4,155)		256,618
Net income			18,457			18,457
Other comprehensive loss, net of income taxes				(957)		(957)
Reclassification related to adoption of ASU 2018-02			1,101	(1,101)
Dividends declared: $1.26 per share			(9,319)			(9,319)
Stock based compensation		177				177
Common stock grants awarded, net of unearned compensation of $32: 2,362 shares	5	(5)
Balance, December 31, 2017	$14,793	$135,043	$121,353	$(6,213)	$	$264,976

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$18,457	$19,583	$17,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,950	1,661	1,595
Amortization of deferred loan costs	907	786	603
Amortization of intangibles	1,034	1,186	1,195
Amortization of low income housing partnerships	470	477	635
Provision for loan losses	4,800	5,000	3,700
Net (gain) loss on sale of other real estate owned	(11)	137	(132)
Net loss on disposal of equipment			87
Loans originated for sale	(21,036)	(26,708)	(25,246)
Proceeds from sale of loans originated for sale	21,149	27,593	29,604
Net gain on sale of loans originated for sale	(219)	(885)	(872)
Net amortization of investment securities	2,764	3,635	4,278
Net gain on sale of investment securities available-for-sale		(623)	(1,189)
Net gain on sale of merchant services business	(2,278)
Life insurance investment income	(769)	(791)	(767)
Deferred income tax expense (benefit)	1,665	(1,442)	(841)
Stock based compensation	177	71	69
Net change in:
Accrued interest receivable	(708)	(432)	(216)
Other assets	2,023	1,373	(213)
Accrued interest payable	35	(98)	(14)
Other liabilities	(1,817)	(2,470)	(820)
Net cash provided by operating activities	28,593	28,053	29,179
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		27,408	81,983
Proceeds from repayments of investment securities:
Available-for-sale	55,800	53,128	58,318
Held-to-maturity	1,222	1,561	2,520
Purchases of investment securities:
Available-for-sale	(73,471)	(62,022)	(90,402)
Net purchase of restricted equity securities	(1,511)	(1,648)	(1,716)
Net increase in lending activities	(163,236)	(195,408)	(133,146)
Investment in low income housing partnerships		(2,045)	(3,050)
Purchases of premises and equipment	(6,247)	(6,764)	(4,420)
Proceeds from the sale of premises and equipment			14
Purchase of investment in life insurance		(1,500)
Proceeds from the sale of merchant services business	2,300
Proceeds from sale of other real estate owned	580	933	484
Net cash used in investing activities	(184,563)	(186,357)	(89,415)
Cash flows from financing activities:
Net increase in deposits	130,261	132,947	30,252
Proceeds from long-term debt			30,000
Repayment of long-term debt	(8,400)	(2,220)	(2,786)
Net increase in short-term borrowings	40,975	44,375	18,768
Retirement of common stock		(604)	(5,188)
Cash dividends paid	(9,319)	(9,170)	(9,319)
Net cash provided by financing activities	153,517	165,328	61,727
Net (decrease) increase in cash and cash equivalents	(2,453)	7,024	1,491
Cash and cash equivalents at beginning of period	39,941	32,917	31,426
Cash and cash equivalents at end of period	$37,488	$39,941	$32,917

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2017	2016	2015
Supplemental disclosures:
Cash paid during the period for:
Interest	$8,663	$7,349	$6,788
Income taxes	5,900	5,900	4,200
Noncash items:
Transfers of loans to other real estate	$460	$757	$869

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”. On November 30, 2013, Penseco Financial Services Corporation, a financial holding company incorporated under the laws of Pennsylvania (“Penseco”), merged with and into Peoples Financial Services Corp., with Peoples Financial Services Corp. being the surviving corporation (the “Merger”), pursuant to an Agreement and Plan of Merger dated June 28, 2013 (the “Merger Agreement”). In connection with the Merger, on December 1, 2013, Penseco’s former banking subsidiary, Penn Security Bank and Trust Company, merged with and into Peoples Neighborhood Bank (the “Bank Merger”), and the resulting institution adopted the name Peoples Security Bank and Trust Company. The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within Bucks, Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Peoples Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering deposits to commercial enterprises and individuals. Deposit product offerings include checking accounts, savings accounts, money market accounts and certificates of deposits.

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

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in The United States of America (“GAAP”), Regulation S-X and reporting practices applied in the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also presents herein condensed parent company only financial information regarding Peoples Financial Services Corp. (“Parent Company”). Prior period amounts are reclassified when necessary to conform with the current year’s presentation. Such reclassifications had no effect on financial position or results of operations.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentration risks, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a higher level of risk than residential real estate loans, which could be caused by unfavorable conditions in the real estate market or the economy. To effectively monitor loans on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, the Company considers and reviews a cash flow analysis of the borrower and guarantor, when applicable.  In addition, the Company evaluates business cash flows, if applicable, net operating income of the property, the borrower’s expertise, credit history and the value of the underlying property. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios, which is net cash flow before debt service to debt service, of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses inherent in the loan portfolio as of December 31, 2017.

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

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2017.

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

Other Assets:  Other assets include the Company’s investment in Visa Class B stock. The Company’s ownership includes shares acquired at no cost related to the Company’s prior ownership in Visa's network while Visa operated as a cooperative.  The Company holds 44,982 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares (the conversion rate as of December 31, 2017 is 1.6483 shares of Class A stock for each share of Class B stock) for a total of 74,142 shares  of Visa Class A stock.

While only current owners of Class B shares are allowed to purchase other Class B shares, there have been several transactions between Class B shareholders. The Company estimates the value of our Class B shares to be $2.2 million as of December 31, 2017.

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

Off-balance sheet financial instruments:

The majority of commitments to extend credit, unused portions of lines of credit and standby letters of credit carry current market interest rates if converted to loans. Because such commitments are generally unassignable of either the Company or the borrower, they only have value to the Company and the borrower. None of the commitments are subject to undue credit risk. The estimated fair values of off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of off-balance sheet financial instruments was not material at December 31, 2017 and December 31, 2016.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $942, $972 and $736, respectively.

Income taxes:

The Company accounts for income taxes in accordance with the income tax accounting guidance set forth in FASB ASC Topic 740, “Income Taxes”. ASC Topic 740 sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2017.

On December 22, 2017, President Donald Trump signed into law H.R. 1, also known as the Tax Cuts and Jobs Act, which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, and in accordance with GAAP, the Company concluded that its net deferred tax assets had to be revalued. The Company’s net deferred tax assets represents expected corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate income tax rate reduces these anticipated future benefits.  The revaluation of the Company’s net deferred tax assets at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $2.6 million or $0.35 per share, which was recorded in the fourth quarter of 2017.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2014.

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

	2017		2016		2015
For the Year Ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income	$18,457	$18,457	$19,583	$19,583	$17,723	$17,723
Average common shares outstanding	7,395,837	7,395,837	7,396,716	7,396,716	7,516,451	7,516,451
Earnings per share	$2.50	$2.50	$2.65	$2.65	$2.36	$2.36

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statement of operations based on their fair values. The fair value of such equity instruments is recognized as an expense in the consolidated financial statements as services are performed. The Company has granted stock awards to employees at a price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.

Recent accounting standards:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB issued ASU Nos. 2016-10, 2016-12 and 2016-20 that provide additional guidance related to the identification of performance obligations within a contract, assessing collectability, contract costs, and other technical corrections and improvements. ASU 2014-09 is effective for the Company on January 1, 2018. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company used the modified retrospective method. The Company has completed an evaluation of its revenue-producing contracts and determined that most of the components of noninterest income fall under the scope of this ASU.  The Company evaluated the effect of this ASU on those income streams and concluded the accounting treatment would be similar to current practice.  As such, no cumulative adjustment is needed.  Disclosures related to these revenue streams are expected to be enhanced in 2018.

In November 2015, the FASB issued ASU 2015-17 which eliminates the guidance in Topic 740, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” This requires an entity to separate deferred tax liabilities and assets between current and noncurrent in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. Prior GAAP required that in a classified balance sheet, deferred tax liabilities and assets be separated into a current and noncurrent amount on the basis of the classification of the related asset or liability. If deferred tax liabilities and assets did not relate to a specific asset or liability, such as a carryforward, they were classified according to the expected reversal date of the temporary difference.

ASU 2015-17 was effective for the Company in 2017. The adoption of ASU 2015-17 did not have a material effect on the financial position or the operating results of the Company.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU is effective for the Company on January 1, 2018. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements will not be material upon adoption on January 1, 2018.

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

 In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. This ASU changes several aspects of accounting for share-based payment transactions, and includes some changes that apply only to nonpublic companies. This ASU includes amendments that currently apply, or may apply in the future, to the Company related to the following: (1) accounting for the difference between the deduction for tax purposes and the amount of compensation cost recognized for financial reporting purposes; (2) classification of excess tax benefits on the statement of cash flows; (3) accounting for forfeitures; (4) accounting for awards partially settled in cash in excess of the employer’s minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The amendments in this ASU were effective for the Company for annual and interim periods beginning in the first quarter 2017. The ASU provides separate transition provisions for each of the amendments. Initial adoption of this ASU in 2017 did not have a significant impact on the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will have a significant impact on the Company’s calculation and accounting for its allowance for loan losses as well as credit losses related to investment securities available-for-sale. A summary of significant provisions of this ASU is as follows:

•

The ASU requires that a financial asset (or a group of financial assets) measured at amortized cost basis be presented, net of a valuation allowance for credit losses, at an amount expected to be collected on the financial asset(s), and that the income statement include the measurement of credit losses for newly recognized financial assets as well as changes in expected losses on previously recognized financial assets. The provisions of this ASU require measurement of expected credit losses based on relevant information including past events, historical experience, current conditions, and reasonable and supportive forecasts that affect the collectability of the asset. The provisions of this ASU differ from current GAAP in that current GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring.

•

The amendments in the ASU retain many of the disclosure requirements related to credit quality in current GAAP, updated to reflect the change from an incurred loss methodology to an expected credit loss methodology. In addition, the ASU requires that disclosure of credit quality indicators in relation to the amortized cost of financing receivables, a current requirement, be further disaggregated by year of origination.

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

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) –Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For the Company, the amendments in this ASU are effective beginning in the first quarter 2018. The amendments in this ASU should be applied using a retroactive transition method to each period presented. The Company anticipates there will be no adjustments to the Consolidated Statements of Cash Flows, as previously reported, as a result of the clarifications provided in the Update.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This ASU will become effective for the Company’s annual and interim goodwill impairment tests beginning in the first quarter of 2020.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires the service cost component of net periodic pension and post-retirement benefit cost to be reported separately in the consolidated statements of income from the other components. Additionally, the amendments in the ASU require presentation of the service cost component in the consolidated statements of income in the same line item as other employee compensation costs and presentation of the other components in a different line item from the service cost component. The amendments in this ASU are required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on or after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets with a practical expedient allowed for prior comparative period presentation permitted. ASU 2017-07 is effective for the Company on January 1, 2018. Management has evaluated the effect that this guidance will have and concluded that the impact on the consolidated financial statements and related disclosures will not be material upon adoption on January 1, 2018.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). This Update will shorten the amortization period for certain callable debt securities held at a premium. Under current U.S. GAAP, entities generally amortize the premium over the contractual life of the instrument. This Update requires the premium be amortized to the earliest call date. Discounts will continue to be amortized to maturity. The Company expects to adopt the amendments in this Update through a cumulative-effect adjustment directly to retained earnings in 2018, and does not expect the amount of the adjustment to be significant.

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

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Loss (AOCL). Because the Tax Change and Jobs Act was signed on December 22, 2017, the accounting for the change in tax rates and effect on deferred tax assets and liabilities must be reflected in the 2017 financial statements as an adjustment to income tax expense, even though a portion of the tax effects were initially recognized directly in other comprehensive income. This adjustment would leave a stranded balance in AOCI that would not reflect the appropriate tax rate. Under this ASU, entities are allowed, but not required, to reclassify from AOCI to retained earnings the stranded tax effects resulting from the new federal corporate income tax rate. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2018.

Early adoption would be permitted for interim or annual financial statements that have not been issued or made available for issuance. Early adoption will allow entities to align the timing of the stranded tax reclassification in their 2017 financial statements. The Company early adopted the ASU retrospectively and reclassified $1.1 million from AOCL to retained earnings in the consolidated statement of changes in stockholders’ equity.

2. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances were $22,651 and $23,800 at December 31, 2017 and 2016, respectively.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2017 and 2016 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,042	$	$228	$19,814
U.S. Government-sponsored enterprises	95,358	30	1,740	93,648
State and municipals:
Taxable	14,559	488		15,047
Tax-exempt	103,199	1,136	502	103,833
Residential Mortgage-backed securities:
U.S. Government agencies	14,517	2	85	14,434
U.S. Government-sponsored enterprises	19,752	10	231	19,531
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,315		120	6,195
Common equity securities	43	3		46
Total	$273,785	$1,669	$2,906	$272,548
Held-to-maturity:
Tax-exempt state and municipals	$6,859	$152	$13	$6,998
Residential Mortgage-backed securities:
U.S. Government agencies	54			54
U.S. Government-sponsored enterprises	2,361	138	4	2,495
Total	$9,274	$290	$17	$9,547

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$7,570		$132	$7,438
U.S. Government-sponsored enterprises	82,314	$79	1,480	80,913
State and municipals:
Taxable	14,698	566	39	15,225
Tax-exempt	110,931	2,309	640	112,600
Residential Mortgage-backed securities:
U.S. Government agencies	21,041	48	47	21,042
U.S. Government-sponsored enterprises	22,303	48	159	22,192
Total	$258,857	$3,050	$2,497	$259,410
Held-to-maturity:
Tax-exempt state and municipals	$6,862	$72	$67	$6,867
Residential Mortgage-backed securities:
U.S. Government agencies	68	1		69
U.S. Government-sponsored enterprises	3,587	191		3,778
Total	$10,517	$264	$67	$10,714

The Company had net unrealized losses on available-for-sale securities of $977, net of deferred income taxes of $260 at December 31, 2017, and net unrealized gains of $360, net of deferred income taxes of $193, at December 31, 2016. There were no investment securities sales in 2017, proceeds from the sale of investment securities available-for-sale amounted to $27,408 in 2016 and $81,983 in 2015. There were no realized gains or losses on investment securities in 2017.  Gross realized gains totaled $623 in 2016 and $1,189 in 2015. There were no gross losses in 2016 or 2015.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2017, is summarized as follows:

Fair
December 31, 2017	Value
Within one year	$12,238
After one but within five years	168,657
After five but within ten years	35,278
After ten years	16,169
232,342
Mortgage-backed securities	40,160
Total	$272,502

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2017, is summarized as follows:

	Amortized	Fair
December 31, 2017	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,859	$6,998
	6,859	6,998
Mortgage-backed securities	2,415	2,549
Total	$9,274	$9,547

Securities with a carrying value of $163,936 and $144,750 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2017 and 2016, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2017 and 2016, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,350	$170	$2,464	$58	$19,814	$228
U.S. Government-sponsored enterprises	39,096	445	51,365	1,295	90,461	1,740
State and municipals:
Taxable
Tax-exempt	54,788	454	3,808	61	58,596	515
Residential Mortgage-backed securities:
U.S. Government agencies	9,484	39	3,968	46	13,452	85
U.S. Government-sponsored enterprises	12,537	103	6,504	132	19,041	235
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,195	120			6,195	120
Total	$139,450	$1,331	$68,109	$1,592	$207,559	$2,923

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$7,438	$132			$7,438	$132
U.S. Government-sponsored enterprises	59,460	1,480			59,460	1,480
State and municipals:
Taxable	1,035	39			1,035	39
Tax-exempt	55,166	707	$226		55,392	707
Residential Mortgage-backed securities:
U.S. Government agencies	5,917	27	1,496	$20	7,413	47
U.S. Government-sponsored enterprises	16,412	85	2,712	74	19,124	159
Total	$145,428	$2,470	$4,434	$94	$149,862	$2,564

The Company had 186 investment securities, consisting of 103 tax-exempt state and municipal obligations, seven U.S. Treasury securities, one taxable state and municipal obligation, 35 U.S. Government-sponsored enterprise securities and 40 mortgage-backed securities that were in unrealized loss positions at December 31, 2017. Of these securities, one U.S. Treasury security, twenty U.S. Government–sponsored enterprise securities, seventeen mortgage-backed securities and seven tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2017.

There was no OTTI recognized for each of the years in the three-year period ended December 31, 2017.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2017 and 2016 are summarized as follows. Net deferred loan costs included in loan balances were $575 and $579 in 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016
Commercial	$476,199	$408,814
Real estate:
Commercial	786,210	700,144
Residential	287,935	289,781
Consumer	142,721	134,226
Total	$1,693,065	$1,532,965

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $15,169 and $15,614 at December 31, 2017 and 2016, respectively. Advances and repayments during 2017 totaled $1,133 and $1,578 respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2017 and 2016. During 2017, the Company made donations of $1.1 million to a community foundation of which one of the Company’s directors is Chairman and CEO.  The community foundation is a charitable organization approved by the Pennsylvania Department of Community and Economic Development under the Educational Improvement Tax Credit (EITC) program, which permits the Company to receive tax credits toward Pennsylvania state taxes while its donations are used to improve local education. During 2016, the Company made donations of $0.9 million to the community foundation.

Deposits from related parties held by Peoples Bank amounted to $10.0 million at December 31, 2017 and $9.3 million at December 31, 2016.

At December 31, 2017, the majority of the Company’s loans were at least partially secured by real estate in the eastern Pennsylvania and southern tier New York counties that make up the market serviced by Peoples Security Bank & Trust Company.  Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2017, 2016, and 2015 were as follows:

			Real estate
December 31, 2017	Commercial		Commercial		Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Beginning balance		$3,799		$5,847		$4,707		$1,608		$—	$15,961
Charge-offs		(173)		(706)		(533)		(737)			(2,149)
Recoveries		20		124		44		160			348
Provisions		1,406		2,283		762		349		—	4,800
Ending balance		$5,052		$7,548		$4,980		$1,380	$		$18,960
Ending balance: individually evaluated for impairment		159		263		336		8			766
Ending balance: collectively evaluated for impairment		4,893		7,285		4,644		1,372			18,194
Ending balance: loans acquired with deteriorated credit quality	$		$		$				$		$—
Loans receivable:
Ending balance		$476,199		$786,210		$287,935		$142,721	$		$1,693,065
Ending balance: individually evaluated for impairment		2,121		3,644		3,763		177			9,705
Ending balance: collectively evaluated for impairment		473,736		781,921		284,142		142,544			1,682,343
Ending balance: loans acquired with deteriorated credit quality		$342		$645		$30	$		$		$1,017

			Real estate
December 31, 2016	Commercial		Commercial		Residential		Consumer	Unallocated		Total
Allowance for loan losses:
Beginning balance		$3,042		$4,245		$4,082	$1,583		$23	$12,975
Charge-offs		(776)		(858)		(339)	(495)			(2,468)
Recoveries		86		122		69	177			454
Provisions		1,447		2,338		895	343		(23)	5,000
Ending balance		$3,799		$5,847		$4,707	$1,608	$		$15,961
Ending balance: individually evaluated for impairment		225		1,197		520				1,942
Ending balance: collectively evaluated for impairment		3,574		4,650		4,187	1,608			14,019
Ending balance: loans acquired with deteriorated credit quality	$		$		$			$		$—
Loans receivable:
Ending balance		$408,814		$700,144		$289,781	$134,226	$		$1,532,965
Ending balance: individually evaluated for impairment		1,724		5,820		3,543	155			11,242
Ending balance: collectively evaluated for impairment		406,127		692,987		286,201	134,071			1,519,386
Ending balance: loans acquired with deteriorated credit quality		$963		$1,337		$37		$		$2,337

			Real estate
December 31, 2015	Commercial		Commercial	Residential		Consumer		Unallocated		Total
Allowance for loan losses:
Beginning balance		$2,321	$3,037		$3,690		$1,290	$		$10,338
Charge-offs		(246)	(325)		(523)		(333)			(1,427)
Recoveries		77	144		26		117			364
Provisions		890	1,389		889		509		23	3,700
Ending balance		$3,042	$4,245		$4,082		$1,583		$23	$12,975
Ending balance: individually evaluated for impairment		759	126		1,138		117			2,140
Ending balance: collectively evaluated for impairment		2,283	4,012		2,944		1,466		23	10,728
Ending balance: loans acquired with deteriorated credit quality	$		$107	$		$		$		$107
Loans receivable:
Ending balance		$365,767	$567,277		$306,218		$101,603	$		$1,340,865
Ending balance: individually evaluated for impairment		1,196	4,006		4,917		148			10,267
Ending balance: collectively evaluated for impairment		363,620	561,903		301,252		101,455			1,328,230
Ending balance: loans acquired with deteriorated credit quality		$951	$1,368		$49	$		$		$2,368

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2017 and 2016:

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$472,185	$1,958	$2,056	$	$476,199
Real estate:
Commercial	764,320	13,015	8,875		786,210
Residential	282,484	18	5,433		287,935
Consumer	142,507		214		142,721
Total	$1,661,496	$14,991	$16,578	$	$1,693,065

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial	$398,867	$6,222	$3,725	$	$408,814
Real estate:
Commercial	674,914	10,392	14,838		700,144
Residential	282,737	233	6,811		289,781
Consumer	133,983		243		134,226
Total	$1,490,501	$16,847	$25,617	$	$1,532,965

Information concerning nonaccrual loans by major loan classification at December 31, 2017 and 2016 is summarized as follows:

	December 31, 2017	December 31, 2016
Commercial	$860	$934
Real estate:
Commercial	3,821	7,016
Residential	2,994	3,003
Consumer	177	155
Total	$7,852	$11,108

The major classification of loans by past due status at December 31, 2017 and 2016 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2017	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$124	$216	$860	$1,200	$474,999	$476,199
Real estate:
Commercial	1,722	194	3,821	5,737	780,473	786,210
Residential	1,134	1,551	3,543	6,228	281,707	287,935	$549
Consumer	1,101	364	363	1,828	140,893	142,721	186
Total	$4,081	$2,325	$8,587	$14,993	$1,678,072	$1,693,065	$735

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2016	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$249	$75	$934	$1,258	$407,556	$408,814
Real estate:
Commercial	4,782	527	7,016	12,325	687,819	700,144
Residential	2,100	354	3,561	6,015	283,766	289,781	$558
Consumer	962	259	441	1,662	132,564	134,226	286
Total	$8,093	$1,215	$11,952	$21,260	$1,511,705	$1,532,965	$844

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2017, 2016 and 2015 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2017	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,279	$1,439		$1,668	$43
Real estate:
Commercial	2,888	3,190		2,985	24
Residential	2,196	2,672		2,227	21
Consumer	169	181		173
Total	6,532	7,482		7,053	88
With an allowance recorded:
Commercial	1,184	1,218	159	991	50
Real estate:
Commercial	1,401	1,496	263	2,202	18
Residential	1,597	1,759	336	1,335	23
Consumer	8	8	8	20
Total	4,190	4,481	766	4,548	91
Commercial	2,463	2,657	159	2,659	93
Real estate:
Commercial	4,289	4,686	263	5,187	42
Residential	3,793	4,431	336	3,562	44
Consumer	177	189	8	193
Total	$10,722	$11,963	$766	$11,601	$179

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,404	$3,213		$1,461	$48
Real estate:
Commercial	2,364	3,018		4,300	71
Residential	2,205	2,388		2,133	35
Consumer	155	155		147
Total	7,128	8,774		8,041	154
With an allowance recorded:
Commercial	283	283	225	859
Real estate:
Commercial	4,793	4,793	1,197	2,366	2
Residential	1,375	1,376	520	1,185	7
Consumer				50
Total	6,451	6,452	1,942	4,460	9
Commercial	2,687	3,496	225	2,320	48
Real estate:
Commercial	7,157	7,811	1,197	6,666	73
Residential	3,580	3,764	520	3,318	42
Consumer	155	155		197
Total	$13,579	$15,226	$1,942	$12,501	$163

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2015	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,352	$2,720		$1,848	$87
Real estate:
Commercial	2,731	3,408		2,394	95
Residential	3,048	3,231		2,664	4
Consumer	31	31		17
Total	7,162	9,390		6,923	186
With an allowance recorded:
Commercial	795	795	$759	1,680	40
Real estate:
Commercial	2,643	2,643	233	4,155	86
Residential	1,918	1,918	1,138	1,776	30
Consumer	117	117	117	126
Total	5,473	5,473	2,247	7,737	156
Commercial	2,147	3,515	759	3,528	127
Real estate:
Commercial	5,374	6,051	233	6,549	181
Residential	4,966	5,149	1,138	4,440	34
Consumer	148	148	117	143
Total	$12,635	$14,863	$2,247	$14,660	$342

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2017, 2016 and 2015.

As a part of the Merger, an adjustment was made to reflect the elimination of the allowance for loan losses related to the Peoples Neighborhood Bank loan portfolio, as required by purchase accounting standards. As a result, the acquired loan portfolio was evaluated based on risk characteristics and other credit and market criteria to determine a credit quality adjustment to the fair value of the loans acquired. The acquired loan balance was reduced by the aggregate amount of the credit quality adjustment in determining the fair value of the loans. The credit quality adjustment does not account for acquired loans deemed to be impaired in accordance with Accounting Standard Codification 310-30-30, previously known as Statement of Position (SOP) 03-3, “Accounting for Certain Loans Acquired in a Transfer.” These impaired loans are accounted for in the credit adjustment on distressed loans, which represents the portion of the loan balance that has been deemed uncollectible based on the management’s expectations of future cash flows for each respective loan. Based on management’s evaluation of the acquired loan portfolio, 29 loans were deemed impaired resulting in a credit adjustment on distressed loans of $6,892. As of December 31, 2017, there were a total of nine loans remaining with a credit adjustment of $1,430. Management performed an evaluation of expected future cash flows, including the anticipated cash flow from the sale of collateral, and compared that to the carrying amount of the impaired loans. Based on these evaluations, the Company has determined that no additional reserve was required against the acquired impaired loans at December 31, 2017.

The changes in the accretable yield of acquired loans accounted for under ASC310-30 for the years ended December 31, 2017, 2016 and 2015, were as follows:

Year ended December 31	2017	2016		2015
Beginning Balance, January 1	$185	$		$60
Reclassification from Nonaccretable			554
Accretion	(185)		(369)	(60)
Charge-offs
Payments
Ending Balance, December 31	$—		$185	$—

Included in the commercial loan, commercial real estate and residential real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $3,074, $1,909 and $2,861 at December 31, 2017, 2016 and 2015, respectively.

There were six loans modified in 2017, three loans modified in 2016 and nine loans modified in 2015 that resulted in troubled debt restructurings. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2017 and 2016.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2017	of Contracts	Investment	Recorded Investment	Investment
Commercial	2	$885	$885	$864
Commercial real estate	3	721	721	700
Residential mortgage	1	64	64	64
Total	6	$1,670	$1,670	$1,628

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2016	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$1,500	$1,150	$1,150
Commercial real estate
Residential mortgage	2	216	216	207
Total	3	$1,716	$1,366	$1,357

There were no payment defaults within 12 months of its modification on loans considered troubled debt restructurings for the year ended December 31, 2017, one payment default for the year ended December 31, 2016 totaling $43 and two payment defaults for the year ended December 31, 2015 totaling $166.

The amount of residential loans in the formal process of foreclosure totaled $1,684 at December 31, 2017 and $1,529 at December 31, 2016.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company records a valuation allowance for off-

balance sheet credit losses, if deemed necessary, separately as a liability. An allowance of $61 and $58 was recorded as of December 31, 2017 and 2016, respectively.

The contractual amounts of off-balance sheet commitments at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Commitments to extend credit	$324,984	$235,878
Unused portions of lines of credit	56,244	57,784
Standby letters of credit	23,387	31,051
	$404,615	$324,713

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $14,049 at December 31, 2017 and $27,072 at December 31, 2016. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2017 and 2016.

6. Premises and equipment, net:

Premises and equipment at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Land	$5,875	$5,535
Premises and leasehold improvements	42,472	38,604
Furniture, fixtures and equipment	13,249	11,247
	61,596	55,386
Less: accumulated depreciation	24,039	22,126
	$37,557	$33,260

Depreciation and amortization included to noninterest expense amounted to $1,950, $1,661, and $1,595 in 2017, 2016 and 2015, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2017, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2018	$494
2019	476
2020	478
2021	437
2022	408
Thereafter	966
$3,259

The leases contain options to extend for periods from one to ten years. The cost of such options is not included in the annual rental commitments. Rent expense for the years ended December 31, 2017, 2016 and 2015 amounted to $407, $416 and $397, respectively.

7. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2017 and 2016. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2017 and 2016. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2017 and 2016.  The accumulated amortization on core deposit intangible assets was $5,810 and $4,958 at December 31, 2017 and 2016, respectively. The accumulated amortization on trade name intangible assets was $128 and $102 at December 31, 2017 and 2016, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $324 and $169 at December 31, 2017 and 2016, respectively. Amortization expense amounted to $1,034, $1,186 and $1,195 in 2017, 2016 and 2015, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2017, is as follows:

2018	$882
2019	730
2020	606
2021	491
2022	363
Thereafter	106

8. Other assets:

The major components of other assets at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
Other real estate owned	$284	$393
Investment in low income housing partnership	7,842	8,312
Mortgage servicing rights	728	698
Bank owned life insurance	33,836	33,073
Restricted equity securities	8,562	7,051
Net deferred tax asset	3,906	5,571
Other assets	9,311	10,403
Total	$64,469	$65,501

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $174,017 at December 31, 2017 and $171,034 at December 31, 2016.

9. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016
Interest-bearing deposits:
Money market accounts	$278,494	$224,414
Now accounts	389,734	330,914
Savings accounts	387,827	394,033
Time deposits less than $250	220,812	233,513
Time deposits $250 or more	61,422	52,197
Total interest-bearing deposits	1,338,289	1,235,071
Noninterest-bearing deposits	380,729	353,686
Total deposits	$1,719,018	$1,588,757

The aggregate amounts of maturities for all time deposits at December 31, 2017, are summarized as follows:

2018	$171,043
2019	36,854
2020	25,626
2021	18,952
2022	12,113
Thereafter	17,646
$282,234

The aggregate amount of deposits reclassified as loans was $298 at December 31, 2017, and $194 at December 31, 2016. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

10. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight or less than 30-day borrowings at December 31, 2017 and 2016:

At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$123,675	$76,846	$123,675	1.17%	1.54%

At and for the year ended December 31, 2016
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$82,700	$67,553	$86,300	0.60	0.74%

Peoples Bank has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2017, Peoples Bank’s maximum borrowing capacity was $631,782 of which $173,409 was outstanding in borrowings. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

11. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2017 and 2016 are as follows:

	Interest Rate
Due	Fixed	Adjustable	2017		2016
February 2017	4.99%		$		77
September 2017	2.36				6,500
April 2018	3.83			40	156
December 2018	1.27			10,000	10,000
December 2019		3.04%		3,000	3,000
December 2019		2.82		6,300	6,300
December 2019	1.62			10,000	10,000
June 2020	1.74			5,000	5,000
December 2020	1.84			5,000	5,000
March 2023	4.69			10,394	12,101
				$49,734	$58,134

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2017 are as follows:

2018	$11,828
2019	21,174
2020	11,963
2021	2,058
2022	2,156
Thereafter	555
$49,734

None of the advances from the FHLB are convertible. At December 31, 2017, long-term debt consist of $40,434 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month Libor plus 1.21% to plus 1.57%.

12. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$19,814	$19,814		$
U.S. Government-sponsored enterprises	93,648		$93,648
State and Municipals:
Taxable	15,047		15,047
Tax-exempt	103,833		103,833
Mortgage-backed securities:
U.S. Government agencies	14,434		14,434
U.S. Government-sponsored enterprises	25,726		25,726
Common equity securities	46	46
Interest rate swap-other assets	655		655
Interest rate swap-other liabilities	(733)		(733)
Total	$272,470	$19,860	$252,610	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$7,438	$7,438		$
U.S. Government-sponsored enterprises	80,913		$80,913
State and Municipals:
Taxable	15,225		15,225
Tax-exempt	112,600		112,600
Mortgage-backed securities:
U.S. Government agencies	21,042		21,042
U.S. Government-sponsored enterprises	22,192		22,192
Total	$259,410	$7,438	$251,972	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017 and 2016 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,424			$3,424
Other real estate owned	$216			$216

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,193			$3,193
Other real estate owned	$371			$371

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,424	Appraisal of collateral	Appraisal adjustments	4.0% to 97.0% (67.2)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$216	Appraisal of collateral	Appraisal adjustments	25.0% to 41.3% (30.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2016	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,193	Appraisal of collateral	Appraisal adjustments	18.0% to 97.0% (74.5)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$371	Appraisal of collateral	Appraisal adjustments	25.0% to 54.6% (43.1)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2017 and 2016 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2017	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$37,488	$37,488	$37,488
Investment securities:
Available-for-sale	272,548	272,548	19,860	$252,688
Held-to-maturity	9,274	9,547		9,547
Loans held for sale	106	106		106
Net loans	1,674,105	1,645,292			$1,645,292
Accrued interest receivable	6,936	6,936		6,936
Mortgage servicing rights	728	1,638		1,638
Restricted equity securities	8,562	8,562		8,562
Other assets		2,249			2,249
Interest rate swaps	655	655		655
Total	$2,010,402	$1,985,021
Financial liabilities:
Deposits	$1,719,018	$1,666,284		$1,666,284
Short-term borrowings	123,675	123,675		123,675
Long-term debt	49,734	50,147		50,147
Accrued interest payable	497	497		497
Interest rate swaps	733	733		733
Total	$1,893,657	$1,841,336

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2016	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$39,941	$39,941	$39,941
Investment securities:
Available-for-sale	259,410	259,410	7,438	$251,972
Held-to-maturity	10,517	10,714		10,714
Loans held for sale
Net loans	1,517,004	1,507,936			$1,507,936
Accrued interest receivable	6,228	6,228		6,228
Mortgage servicing rights	698	1,587		1,587
Restricted equity securities	7,051	7,051		7,051
Total	$1,840,849	$1,832,867
Financial liabilities:
Deposits	$1,588,757	$1,587,701		$1,587,701
Short-term borrowings	82,700	82,700		82,700
Long-term debt	58,134	58,987		58,987
Accrued interest payable	462	462		462
Total	$1,730,053	$1,729,850

13. Derivatives and hedging activities

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2017.

	Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
	As of December 31, 2017		As of December 31, 2016		As of December 31, 2017		As of December 31, 2016
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	Other Assets	$655	Other Assets	$	Other Liabilities	$733	Other Liabilities	$

Total derivatives not designated as hedging instruments		$655		$		$733		$

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2017, the Company had 5 interest rate swaps with an aggregate notional amount of $55,928 related to this program.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017 and 2016.

		Amount of Gain or	Amount of Gain or
		(Loss) Recognized in	(Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	December 31, 2017	December 31, 2016

Interest Rate Products	Other non-interest income	$(79)	$

Total		$(79)	$

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

As of December 31, 2017 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $79. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $880 against its obligations under these agreements. The Company was in compliance with the terms of the above noted agreements at December 31, 2017.

14. Stock plans:

The 2008 long-term incentive plan (“2008 Plan”) allowed for eligible participants to be granted equity awards. The 2008 Plan was a legacy plan of Penseco Financial Services Corporation and no awards may be made under the 2008 Plan after January 15, 2018. Under the 2008 Plan the Compensation Committee of the Board of Directors has broad authority with respect to awards granted under the 2008 Plan, including, without limitation, the authority to:

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

Persons eligible to receive awards under the 2008 Plan and 2017 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

As of December 31, 2017, there were 120,116 shares of the Company’s common stock available for grant as awards pursuant to the 2008 Plan and there were 98,462 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018, but will remain in effect in accordance with its terms to govern outstanding awards under that plan.  If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2008 Plan authorizes grants of stock options, stock appreciation rights, dividend equivalents, performance awards, restricted stock and restricted stock units. The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units. In 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan. Also in 2017, the Company awarded 342 shares of non-performance based restricted stock and 1,196 performance based restricted stock units under the 2017 Plan.  A total of 10,542 restricted stock awards granted under the 2008 Plan vested in 2017. In 2016, the Company did not make any awards under the 2008 Plan.

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

The activity related to restricted stock for each of the years ended December 31, 2017, 2016 and 2015 was as follows:

Year Ended December 31	2017	2016	2015
Nonvested, January 1	12,362	14,309	14,309
Granted shares	2,362
Vested shares	10,542	1,947
Forfeited shares
Nonvested, December 31	4,182	12,362	14,309

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

The Company recognized $156 for awards granted under the 2008 Plan, and $21 for awards granted under the 2017 Plan.  The Company recognized $71 and $69 of compensation expense for the years ended December 31, 2016, and 2015, respectively for awards granted under the 2008 Plan. As of December 31, 2017, the Company had $287 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 2 years.

15. Employee benefit plans:

The Company sponsors a separate Employee Stock Ownership Plan (“ESOP”) and Retirement Profit Sharing 401(k) Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERP”), and an Employees’ Pension Plan, which is currently frozen.

Under the ESOP, amounts voted by the Company’s Board of Directors are paid into the ESOP and each employee is credited with a share in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

Under the Retirement Profit Sharing Plan, amounts approved by the Board of Directors have been paid into a fund and each employee was credited with a share in proportion to their annual compensation. Upon retirement, death or termination, each employee is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Eligible employees may elect deferrals of up to the maximum amounts permitted by law.

The Company contributed $185, $156 and $144 to the ESOP in 2017, 2016 and 2015. In addition, the Company contribution of $923, $786 and $778 to the Retirement Profit Sharing Plan in 2017, 2016 and 2015, was comprised of a safe harbor contribution of $509, $446 and $430 and a discretionary match of $414, $340 and $348.

Peoples Bank established a SERP Plan to replace 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $96 and $76 at December 31, 2017 and 2016, respectively. The expense associated with the plan was $20, $13 and $15 for 2017, 2016 and 2015 respectively.

The Company has SERPs for the benefit of certain officers of the Company. At December 31, 2017 and 2016, other liabilities include $1,594 and $1,416 accrued under the Plans. Compensation expense includes approximately $314, $254, and $157 relating to these SERPs for the years ended December 31, 2017, 2016 and 2015, respectively.

Under the Employees’ Pension Plan, currently under curtailment, amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008 no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of Peoples Bank.

Information related to the Employees’ Pension Plan is as follows:

	Pension Benefits
December 31	2017	2016
Change in benefit obligation:
Benefit obligation, beginning	$16,703	$17,380
Interest cost	650	665
Change in experience gain	(13)	(322)
Change in actuarial assumptions loss (gain)	395	(256)
Benefits paid	(800)	(764)
Benefit obligation, ending	16,935	16,703
Change in plan assets:
Fair value of plan assets, beginning	12,644	12,331
Actual return on plan assets	1,420	1,023
Employer contributions		54
Benefits paid	(800)	(764)
Fair value of plan assets, ending	13,264	12,644
Funded status at end of year	$(3,671)	$(4,059)

The Society of Actuaries released new mortality tables in 2017 and 2016 which the Company utilized in its pension plan remeasurements at December 31, 2017 and 2016. The change in mortality assumption resulted in an increase to the benefit obligation of $395 in 2017 and a decrease of $256 in 2016.

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
December 31	2017	2016

Liabilities	$3,671	$4,059
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	(6,628)	(6,946)
Deferred taxes	1,392	2,431

Net amount recognized	$(5,236)	$(4,515)

The accumulated benefit obligation for the defined benefit pension plan was $16,935 and $16,703 at December 31, 2017 and 2016, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive income are as follows:

	Pension Benefits
Years Ended December 31,	2017	2016	2015
Net periodic pension income:
Interest cost	$650	$665	$696
Expected return on plan assets	(915)	(893)	(931)
Amortization of unrecognized net loss	195	209	198
Net periodic pension income:	(70)	(19)	(37)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	318	917	296
Deferred tax	(67)	(321)	(104)
Total recognized in other comprehensive income	251	596	192
Total recognized in net period pension cost and other comprehensive income	$181	$577	$155

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $190.

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2017	2016	2015
Discount rate:
Obligation	4.00%	4.00%	4.00%
Expense	3.75	4.00	4.00
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2017 and 2016, by asset category are as follows:

December 31,	2017	2016
Asset Category:
Cash and cash equivalents	4.1%	4.2%
Equity securities	57.4	58.0
Corporate bonds	27.6	26.2
U.S. Government securities	10.9	11.6
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2017 and 2016 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$539	$539		$
Equity securities:
U.S. large cap	7,269	7,269
International	350	350
Fixed income securities:
U.S. Treasuries	198		$198
U.S. Government agencies	1,247		1,247
Corporate bonds	3,661		3,661
Total	$13,264	$8,158	$5,106	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$529	$529		$
Equity securities:
U.S. large cap	7,046	7,046
International	282	282
Fixed income securities:
U.S. Treasuries	498		$498
U.S. Government agencies	977		977
Corporate bonds	3,312		3,312
Total	$12,644	$7,857	$4,787	$

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

There is no Company stock included in equity securities at December 31, 2017 or 2016. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2018.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2018	$835
2019	832
2020	846
2021	847
2022	885
Thereafter	4,869

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

Year Ended December 31	2017	2016	2015
Current	$6,515	$6,450	$5,362
Deferred	1,665	(1,442)	(841)
Total	$8,180	$5,008	$4,521

The components of the net deferred tax asset at December 31, 2017 and 2016 are summarized as follows:

December 31	2017	2016

Deferred tax assets:
Allowance for loan losses	$3,981	$5,586
Defined benefit plan	1,392	2,431
Deferred compensation	499	705
Capital loss carry forward		211
Investment securities available-for-sale	260
Other	370	706
Total	6,502	9,639
Deferred tax liabilities:
Premises and equipment, net	815	981
Merger related accounting	1,243	2,165
Investment securities available-for-sale		197
Other	538	725
Total	2,596	4,068
Net deferred tax asset	$3,906	$5,571

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 35.0 percent for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

Year Ended December 31	2017	2016	2015

Federal income tax at statutory rate	$9,323	$8,607	$7,785
Effect of federal income tax rate changes (Note 1)	2,623
Tax exempt interest	(2,157)	(2,264)	(2,008)
Life insurance investment income	(269)	(277)	(268)
Residential housing program tax credits	(1,095)	(1,128)	(1,115)
Other, net	(245)	70	127
Total	$8,180	$5,008	$4,521

17. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2017	2016
Assets:
Cash and cash equivalents	$3,932	$3,948
Investment securities available-for-sale	46
Investment in bank subsidiary	259,147	250,869
Due from subsidiaries	1,900	1,903
Total assets	$265,025	$256,720

Liabilities and Stockholders’ Equity:
Other liabilities	$49	$102
Stockholders’ equity	264,976	256,618
Total liabilities and stockholders’ equity	$265,025	$256,720

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31	2017	2016	2015
Income:
Dividends from subsidiaries	$9,319	$9,170	$9,319
Other income	52	46	40
Total income	9,371	9,216	9,359
Expense:
Other expenses	205	259	243
Total expenses	205	259	243
Income before taxes and undistributed income	9,166	8,957	9,116
Income tax benefit	(54)	(75)	(70)
Income before undistributed income of subsidiaries	9,220	9,032	9,186
Equity in undistributed net income (loss) of subsidiaries	9,237	10,551	8,537
Net income	$18,457	$19,583	$17,723
Comprehensive Income	$17,500	$17,553	$16,427

condensed Statements of Cash Flows

Year Ended December 31	2017	2016	2015
Cash flows from operating activities:
Net income	$18,457	$19,583	$17,723
Adjustments:
Net realized gains on sales of securities
Undistributed net income of subsidiaries	(9,237)	(10,551)	(8,537)
(Decrease) increase in other assets	(3)	577	5,257
Decrease in other liabilities	(53)	(77)	(69)
Stock based compensation	177	71	69
Net cash provided by operating activities	9,341	9,603	14,443
Cash flows from investing activities:
Purchase of available-for-sale securities	(43)
Net cash provided by investing activities	(43)
Cash flows from financing activities:
Redemption of common stock		(604)	(5,188)
Reissuance of treasury stock	5
Cash dividends paid	(9,319)	(9,170)	(9,319)
Net cash used in financing activities	(9,314)	(9,774)	(14,507)
Decrease in cash	(16)	(171)	(64)
Cash at beginning of year	3,948	4,119	4,183
Cash at end of year	$3,932	$3,948	$4,119

18. Regulatory matters:

Dividends are paid by the Parent Company from its assets, which are mainly provided by dividends from Peoples Bank. Under the Pennsylvania Business Corporation Law of 1988, as amended, the Company may not pay a dividend if, after payment, either the Company could not pay its debts as they become due in the usual course of business, or the Company’s total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of GAAP; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances. In addition, the Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2017 and 2016 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2017, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $21,968. At December 31, 2017 and 2016, there were no loans outstanding, nor were any advances made during 2017 and 2016.

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

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2017.  To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Peoples Bank’s actual capital ratios at December 31, 2017 and 2016, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$205,222	11.85%	$77,930	4.50%
Peoples Bank	199,450	11.53	77,843	4.50	$112,440	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	205,222	11.85	103,906	6.00
Peoples Bank	199,450	11.53	103,791	6.00	138,388	8.00
Total capital to risk-weighted assets:
Consolidated	224,182	12.95	138,542	8.00
Peoples Bank	218,410	12.63	138,388	8.00	172,985	10.00
Tier 1 capital to average assets:
Consolidated	205,222	9.94	82,564	4.00
Peoples Bank	199,450	9.68%	82,406	4.00%	103,008	5.00%

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$194,877	12.49%	$70,205	4.50%
Peoples Bank	189,128	12.14	70,120	4.50	$101,284	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	194,877	12.49	93,607	6.00
Peoples Bank	189,128	12.14	93,493	6.00	124,657	8.00
Total capital to risk-weighted assets:
Consolidated	210,838	13.51	124,810	8.00
Peoples Bank	205,089	13.16	124,657	8.00	155,822	10.00
Tier 1 capital to average assets:
Consolidated	194,877	10.16	76,760	4.00
Peoples Bank	189,128	9.88%	76,602	4.00%	95,753	5.00%

19. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

20. Comprehensive Loss:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Net unrealized (loss) gain on investment securities available-for-sale	$(1,237)	$553
Income tax	(260)	193
Net of income taxes	(977)	360
Benefit plan adjustments	(6,628)	(6,946)
Income tax	(1,392)	(2,431)
Net of income taxes	(5,236)	(4,515)
Accumulated other comprehensive loss	$(6,213)	$(4,155)

Other comprehensive loss and related tax effects for the years ended December 31, 2017, 2016 and 2015 are as follows:

Year Ended December 31,	2017	2016	2015
Unrealized loss on investment securities available-for-sale	$(1,790)	$(3,417)	$(510)
Net gain on the sale of investment securities available-for-sale(1)		(623)	(1,189)
Benefit plans:
Amortization of actuarial loss (gain)(2)	195	208	198
Actuarial gain (loss)	123	709	(494)
Net change in benefit plan liabilities	318	917	(296)
Other comprehensive loss before taxes	(1,472)	(3,123)	(1,995)
Income tax	(515)	(1,093)	(699)
Other comprehensive loss	$(957)	$(2,030)	$(1,296)

(1)	Represents amounts reclassified out of accumulated comprehensive loss and included in gains on sale of investment securities on the consolidated statements of income.
(2)

Represents amounts reclassified out of accumulated comprehensive loss and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

21. Summary of quarterly financial information (unaudited):

	2017
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$17,799	$18,261	$18,831	$19,351
Interest expense	1,956	2,126	2,175	2,441
Net interest income	15,843	16,135	16,656	16,910
Provision for loan losses	1,200	1,200	1,200	1,200
Net interest income after provision for loan losses	14,643	14,935	15,456	15,710
Noninterest income	3,782	6,379	3,661	3,364
Noninterest expense	12,356	14,002	12,480	12,455
Income before income taxes	6,069	7,312	6,637	6,619
Income tax expense	1,269	1,653	1,287	3,971
Net income	$4,800	$5,659	$5,350	$2,648
Per share data:
Net income	$0.65	$0.77	$0.72	$0.36
Cash dividends declared	$0.31	$0.31	$0.32	$0.32
Average common shares outstanding	7,394,143	7,396,163	7,396,505	7,396,505

	2016
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,686	$17,058	$17,525	$17,715
Interest expense	1,720	1,765	1,825	1,941
Net interest income	14,966	15,293	15,700	15,774
Provision for loan losses	1,200	1,200	1,200	1,400
Net interest income after provision for loan losses	13,766	14,093	14,500	14,374
Noninterest income	3,891	4,113	4,025	3,859
Noninterest expense	11,618	12,113	12,017	12,282
Income before income taxes	6,039	6,093	6,508	5,951
Income tax expense	1,157	1,238	1,390	1,223
Net income	$4,882	$4,855	$5,118	$4,728
Per share data:
Net income	$0.66	$0.66	$0.69	$0.64
Cash dividends declared	$0.31	$0.31	$0.31	$0.31
Average common shares outstanding	7,403,510	7,395,127	7,394,143	7,394,143

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A.Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Interim Principal Financial and Accounting Officer (“IPFAO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and IPFAO concluded that the disclosure controls and procedures, at December 31, 2017, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and IPFAO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and IPFAO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and IPFAO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2017.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited our  consolidated financial statements as of and for the year ended December 31, 2017 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Senior Vice President
(Interim Principal Financial Officer and Principal Accounting Officer)

March 14, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  11.Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  14.Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

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
10.5

Peoples Security Bank and Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the SEC on May 5, 2017)*

10.6

Peoples Neighborhood Bank’s Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to registrant’s registration statement on Form S-4 (File No. 333-190587) filed with the SEC on September 20, 2013)*

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
10.16

Employment Agreement dated as of December 1, 2013, by and among Peoples, Peoples Bank and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.17

Supplemental Executive Retirement Plan Agreement, dated April 22, 2014, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.18

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.19

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on August 9, 2012)*

10.20

Employment Agreement, dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.21

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 25, 2017.)*

10.22

Employment Agreement dated as of February 4, 2015 between Peoples Security Bank and Trust Company and Bradley S. Grubb (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on May 8, 2015)*

10.23

Form of Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005) *

10.24

Form of Amendment to Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.25	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*
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

10.28	First Amendment to Employment Agreement dated as of December 5, 2017, by and between Peoples Security Bank and Trust Company and Timothy H. Kirtley*

Exhibit No.	Description of Exhibit
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K filed with the Commission on March 11, 2016)
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of BDO USA, LLP
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	- Management contract or compensatory plan or arrangement

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

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 14, 2018

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2018

/s/ John R. Anderson III John R. Anderson III	Senior Vice President (Interim Principal Financial Officer and Principal Accounting Officer)	March 14, 2018

/s/ Joseph G. Cesare Joseph G. Cesare	Director	March 14, 2018

Name	Title	Date

/s/ James G. Keisling James G. Keisling	Director	March 14, 2018

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 14, 2018

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 14, 2018

/s/ Robert Naismith Robert Naismith	Director	March 14, 2018

/s/ James B. Nicholas James B. Nicholas	Director	March 14, 2018

/s/ Emily Perry Emily Perry	Director	March 14, 2018

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 14, 2018

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 14, 2018

/s/ Earle A. Wootton Earle A. Wootton	Director	March 14, 2018

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 14, 2018