Form 10-Q
period 2018-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2018-05-09
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,396,505 at April 30, 2018.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2018

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks:
Cash and due from banks	$26,699	$36,336
Interest-bearing deposits in other banks	76	1,152
Total cash and due from banks	26,775	37,488
Investment securities:
Available-for-sale	271,378	272,548
Equity investments carried at fair value	189
Held-to-maturity: Fair value March 31, 2018, $9,104; December 31, 2017, $9,547	9,028	9,274
Total investment securities	280,595	281,822
Loans, net	1,725,781	1,693,065
Less: allowance for loan losses	19,718	18,960
Net loans	1,706,063	1,674,105
Loans held for sale		106
Premises and equipment, net	37,511	37,557
Accrued interest receivable	6,482	6,936
Goodwill	63,370	63,370
Intangible assets, net	2,948	3,178
Other assets	66,644	64,469
Total assets	$2,190,388	$2,169,031

Liabilities:
Deposits:
Noninterest-bearing	$394,729	$380,729
Interest-bearing	1,325,289	1,338,289
Total deposits	1,720,018	1,719,018
Short-term borrowings	142,500	123,675
Long-term debt	49,265	49,734
Accrued interest payable	518	497
Other liabilities	11,463	11,131
Total liabilities	1,923,764	1,904,055

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,396,505 shares at March 31, 2018 and at December 31, 2017	14,793	14,793
Capital surplus	135,080	135,043
Retained earnings	124,841	121,353
Accumulated other comprehensive loss	(8,090)	(6,213)
Total stockholders’ equity	266,624	264,976
Total liabilities and stockholders’ equity	$2,190,388	$2,169,031

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$17,509	$15,541
Tax-exempt	870	726
Interest and dividends on investment securities:
Taxable	858	697
Tax-exempt	701	794
Dividends	16	12
Interest on interest-bearing deposits in other banks	40	29
Interest on federal funds sold
Total interest income	19,994	17,799

Interest expense:
Interest on deposits	1,834	1,434
Interest on short-term borrowings	667	174
Interest on long-term debt	306	348
Total interest expense	2,807	1,956
Net interest income	17,187	15,843
Provision for loan losses	1,050	1,200
Net interest income after provision for loan losses	16,137	14,643

Noninterest income:
Service charges, fees and commissions	2,088	1,572
Merchant services income	250	1,015
Commission and fees on fiduciary activities	497	508
Wealth management income	411	319
Mortgage banking income	147	179
Life insurance investment income	187	189
Net loss on investment securities	(8)
Total noninterest income	3,572	3,782

Noninterest expense:
Salaries and employee benefits expense	6,955	6,275
Net occupancy and equipment expense	2,814	2,394
Merchant services expense	2	730
Amortization of intangible assets	230	268
Professional fees and outside services	623	529
FDIC insurance and assessments	286	127
Donations	313	272
Other expenses	1,858	1,761
Total noninterest expense	13,081	12,356
Income before income taxes	6,628	6,069
Income tax expense	774	1,269
Net income	5,854	4,800

Other comprehensive loss:
Unrealized loss on investment securities available-for-sale	(2,376)	273
Income tax (benefit) expense	(501)	96
Other comprehensive (loss) income, net of income taxes	(1,875)	177
Comprehensive income	$3,979	$4,977

Per share data:
Net income:
Basic	$0.79	$0.65
Diluted	$0.79	$0.65
Average common shares outstanding:
Basic	7,396,505	7,394,143
Diluted	7,396,505	7,394,143
Dividends declared	$0.32	$0.31

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Stock based compensation		37			37
Net income			5,854		5,854
Other comprehensive income, net of income taxes				(1,875)	(1,875)
Dividends declared: $0.32 per share			(2,368)		(2,368)
Reclassification related to adoption of ASU 2016-01			2	(2)
Balance, March 31, 2018	$14,793	$135,080	$124,841	$(8,090)	$266,624

Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$256,618
Stock based compensation		17			17
Net income			4,800		4,800
Other comprehensive income, net of income taxes				177	177
Dividends declared: $0.31 per share			(2,293)		(2,293)
Common stock grants awarded, net of unearned compensation of $81: 2,020 shares	4	(4)
Balance, March 31, 2017	$14,792	$134,884	$113,621	$(3,978)	$259,319

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2018	2017
Cash flows from operating activities:
Net income	$5,854	$4,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	538	451
Amortization of deferred loan costs	234	211
Amortization of intangibles	230	268
Amortization of low income housing partnerships	116	117
Provision for loan losses	1,050	1,200
Net loss on investment securities	8
Net gain on sale of other real estate owned	(11)	(1)
Loans originated for sale	(2,608)	(5,141)
Proceeds from sale of loans originated for sale	2,729	4,734
Net gain on sale of loans originated for sale	(15)	(37)
Net amortization of investment securities	623	759
Life insurance investment income	(187)	(189)
Stock based compensation	37	17
Net change in:
Accrued interest receivable	454	624
Other assets	517	(580)
Accrued interest payable	21	(5)
Other liabilities	295	308
Net cash provided by operating activities	9,885	7,536
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available-for-sale	7,919	9,285
Held-to-maturity	242	331
Purchases of investment securities:
Available-for-sale	(9,941)	(14,999)
Net (purchase) redemption of restricted equity securities	(1,669)	270
Net increase in lending activities	(33,730)	(27,349)
Purchases of premises and equipment	(492)	(2,158)
Proceeds from sale of other real estate owned	83	208
Net cash used in investing activities	(37,588)	(34,412)
Cash flows from financing activities:
Net increase in deposits	1,000	26,787
Repayment of long-term debt	(469)	(519)
Net increase (decrease) in short-term borrowings	18,825	(5,225)
Cash dividends paid	(2,366)	(2,293)
Net cash provided by financing activities	16,990	18,750
Net decrease in cash and cash equivalents	(10,713)	(8,126)
Cash and cash equivalents at beginning of period	37,488	39,941
Cash and cash equivalents at end of period	$26,775	$31,815

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2018	2017
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,786	$1,961
Income taxes	1,800
Noncash items:
Transfers of loans to other real estate	$495	$50

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”). The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within the  Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three months ended and as of March 31, 2018, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Revenue from Contracts with Customers:

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The Company’s accounting policies will not change materially since the principles of revenue recognition from the Accounting Standards Update are largely consistent with existing guidance and current practices applied by our business. The following is a discussion of revenues within the scope of the new guidance:

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

•

Service charges, fees and commissions. Service charges, fees and commissions on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. Our deposit services also include our ATM and debit card interchange revenue that is presented net of the associated costs. Interchange revenue is generated by our deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.

•

Commission and fees on fiduciary activities. Commission and fees on fiduciary activities includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and when we have a right to invoice and are based on either the market value of the assets managed or the services provided.

•

Wealth management services.  Wealth management services income includes fees and commissions charged when we arrange for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.

•

Other noninterest income. Other noninterest income includes, among other things, merchant services income. Merchant services revenue is derived from a third party vendor that processes credit card transactions on behalf of our merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

Recent accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in a reclassification adjustment of $2 to accumulated other comprehensive income related to a gain on equity securities owned, as well as the use of an exit price rather than an entrance price to

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 7 – Fair Value Accounting for further information regarding the valuation of these loans.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessess. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU. At March 31, 2018, the Company had contractual future minimum lease commitments of approximately $3.1 million, before considering renewal options that are generally present.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will have a significant impact on the Company’s calculation and accounting for its Allowance for Loan Losses as well as credit losses related to investment securities available-for-sale. A summary of significant provisions of this ASU is as follows:

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

We are evaluating the impact of the ASU on our consolidated financial statements. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In August of 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) –Classification of Certain Cash Receipts and Cash Payments.” This Update is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Corporation adopted ASU 2016-15 on January 1, 2018 and did not have a significant impact on its statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)” to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This Update will become effective for the Company’s annual and interim goodwill impairment tests beginning in the first quarter of 2020. Adoption of this update is not expected to have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Corporation adopted ASU 2017-07 on January 1, 2018, and did not have a significant impact on the Company’s financial statements.

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(3,613)	$(1,237)
Income tax	(759)	(260)
Net of income taxes	(2,854)	(977)
Benefit plan adjustments	(6,628)	(6,628)
Income tax	(1,392)	(1,392)
Net of income taxes	(5,236)	(5,236)
Accumulated other comprehensive loss	$(8,090)	$(6,213)

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other comprehensive income (loss) and related tax effects for the three months ended March 31, 2018 and 2017 is as follows:

Three Months Ended March 31,	2018	2017
Unrealized (loss) gain on investment securities available-for-sale	$(2,376)	$273
Net gain on the sale of investment securities available-for-sale(1)
Other comprehensive (loss) gain before taxes	(2,376)	273
Income tax	(501)	96
Other comprehensive (loss) gain before taxes	$(1,875)	$177

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

There were no shares considered anti-dilutive for the three month periods ended March 31, 2018 and 2017.

	2018		2017
For the Three Months Ended March 31	Basic	Diluted	Basic	Diluted
Net Income	$5,854	$5,854	$4,800	$4,800
Average common shares outstanding	7,396,505	7,396,505	7,394,143	7,394,143
Earnings per share	$0.79	$0.79	$0.65	$0.65

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,927	$7	$458	$25,476
U.S. Government-sponsored enterprises	95,268	6	2,777	92,497
State and municipals:
Taxable	14,525	383		14,908
Tax-exempt	97,705	864	875	97,694
Residential Mortgage-backed securities:
U.S. Government agencies	13,135	1	106	13,030
U.S. Government-sponsored enterprises	22,127	3	397	21,733
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,303		263	6,040
Total	$274,990	$1,264	$4,876	$271,378
Held-to-maturity:
Tax-exempt state and municipals	$6,858	$24	$57	$6,825
Residential Mortgage-backed securities:
U.S. Government agencies	51			51
U.S. Government-sponsored enterprises	2,119	114	5	2,228
Total	$9,028	$138	$62	$9,104

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,042		$228	$19,814
U.S. Government-sponsored enterprises	95,358	$30	1,740	93,648
State and municipals:
Taxable	14,559	488		15,047
Tax-exempt	103,199	1,136	502	103,833
Residential Mortgage-backed securities:
U.S. Government agencies	14,517	2	85	14,434
U.S. Government-sponsored enterprises	19,752	10	231	19,531
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,315		120	6,195
Equity securities
Common	43	3		46
Total	$273,785	$1,669	$2,906	$272,548
Held-to-maturity:
Tax-exempt state and municipals	$6,859	$152	$13	$6,998
Residential Mortgage-backed securities:
U.S. Government agencies	54			54
U.S. Government-sponsored enterprises	2,361	138	4	2,495
Total	$9,274	$290	$17	$9,547

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At March 31, 2018 and December 31, 2017, we had $189 thousand and $46 thousand, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $3 thousand had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018 (in thousands):

Three months ended
March 31, 2018	March 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(8)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(8)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (FHLB) with a carrying cost of $10,189, Atlantic Community Bankers Bank (ACBB) stock with a carrying cost of $42 and VISA Class B stock with a carry cost of $0 at March 31, 2018. FHLB and ACBB stock was issued to the Bank as a requirement to facilitate the Bank’s participation in borrowing and other banking services. The Bank’s investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Bank owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6483 as of March 31, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B’s is difficult to value.

These restricted investments are carried at cost and evaluated for OTTI periodically. As of March 31, 2018, there was no OTTI associated with these shares.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2018, is summarized as follows:

Fair
March 31, 2018	Value
Within one year	$17,927
After one but within five years	164,920
After five but within ten years	32,389
After ten years	15,339
230,575
Mortgage-backed securities	40,803
Total	$271,378

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2018, is summarized as follows:

	Amortized	Fair
March 31, 2018	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,858	$6,825
	6,858	6,825
Mortgage-backed securities	2,170	2,279
Total	$9,028	$9,104

Securities with a carrying value of $156,522 and $163,936 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an other-than-temporary impairment (“OTTI”) has not been recognized at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$19,143	$366	$2,429	$92	$21,572	$458
U.S. Government-sponsored enterprises	39,607	950	50,763	1,827	90,370	2,777
State and municipals:
Tax-exempt	61,928	844	4,109	88	66,037	932
Residential Mortgage-backed securities:
U.S. Government agencies	9,190	54	3,592	52	12,782	106
U.S. Government-sponsored enterprises	15,644	257	5,429	145	21,073	402
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,303	263			6,303	263
Total	$151,815	$2,734	$66,322	$2,204	$218,137	$4,938

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,350	$170	$2,464	$58	$19,814	$228
U.S. Government-sponsored enterprises	39,096	445	51,365	1,295	90,461	1,740
State and municipals:
Tax-exempt	54,788	454	3,808	61	58,596	515
Residential Mortgage-backed securities:
U.S. Government agencies	9,484	39	3,968	46	13,452	85
U.S. Government-sponsored enterprises	12,537	103	6,504	132	19,041	235
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,195	120			6,195	120
Total	$139,450	$1,331	$68,109	$1,592	$207,559	$2,923

The Company had 198 investment securities, consisting of 114 tax-exempt state and municipal obligations, eight U.S. Treasury securities, 36 U.S. Government-sponsored enterprise securities, and 40 mortgage-backed securities that were in unrealized loss positions at March 31, 2018. Of these securities, one U.S. Treasury security, 20 U.S. Government-sponsored enterprise securities, eight tax-exempt state and municipal obligations, and 16 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2018. There was no OTTI recognized for the three months ended March 31, 2018 and 2017.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2018 and December 31, 2017 are summarized as follows. Net deferred loan costs were $719 and $575 at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Commercial	$467,404	$476,199
Real estate:
Commercial	833,497	786,210
Residential	289,367	287,935
Consumer	135,513	142,721
Total	$1,725,781	$1,693,065

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2018 and 2017 are summarized as follows:

		Real estate
March 31, 2018	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$5,052	$7,548	$4,980	$1,380	$	$18,960
Charge-offs			(299)	(127)		(426)
Recoveries	57	27	10	40		134
Provisions	297	524	148	81		1,050
Ending balance	$5,406	$8,099	$4,839	$1,374	$	$19,718

		Real estate
March 31, 2017	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$3,799	$5,847	$4,707	$1,608	$	$15,961
Charge-offs		(125)	(15)	(171)		(311)
Recoveries	7	33	22	57		119
Provisions	323	536	264	77		1,200
Ending balance	$4,129	$6,291	$4,978	$1,571	$	$16,969

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2018 and December 31, 2017 is summarized as follows:

			Real estate
March 31, 2018	Commercial		Commercial		Residential		Consumer		Unallocated	Total
Allowance for loan losses:
Ending balance		$5,406		$8,099		$4,839		$1,374	$		$19,718
Ending balance: individually evaluated for impairment		145		1,411		182		17			1,755
Ending balance: collectively evaluated for impairment		5,261		6,688		4,657		1,357			17,963
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$	$
Loans receivable:
Ending balance		$467,404		$833,497		$289,367		$135,513	$		$1,725,781
Ending balance: individually evaluated for impairment		2,023		4,784		3,751		169			10,727
Ending balance: collectively evaluated for impairment		465,060		828,125		285,587		135,344			1,714,116
Ending balance: loans acquired with deteriorated credit quality		$321		$588		$29	$		$		$938

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2018 and December 31, 2017:

		Special
March 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$462,244	$1,192	$3,968	$	$467,404
Real estate:
Commercial	804,815	17,130	11,552		833,497
Residential	284,005	17	5,345		289,367
Consumer	135,313		200		135,513
Total	$1,686,377	$18,339	$21,065	$	$1,725,781

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$472,185	$1,958	$2,056	$	$476,199
Real estate:
Commercial	764,320	13,015	8,875		786,210
Residential	282,484	18	5,433		287,935
Consumer	142,507		214		142,721
Total	$1,661,496	$14,991	$16,578	$	$1,693,065

Information concerning nonaccrual loans by major loan classification at March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Commercial	$770	$860
Real estate:
Commercial	4,719	3,821
Residential	3,020	2,994
Consumer	169	177
Total	$8,678	$7,852

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2018	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$99	$18	$774	$891	$466,513	$467,404	$3
Real estate:
Commercial	4,608	416	4,719	9,743	823,754	833,497
Residential	1,305	780	3,345	5,430	283,937	289,367	325
Consumer	545	342	275	1,162	134,351	135,513	107
Total	$6,557	$1,556	$9,113	$17,226	$1,708,555	$1,725,781	$435

The Company classifies all nonaccrual loans in the greater than 90 days category.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2018 and March 31, 2017, and as of and for the year ended, December 31, 2017 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,211	$1,375		$1,246	$17
Real estate:
Commercial	2,970	3,312		2,929	6
Residential	2,289	2,762		2,243	4
Consumer	151	159		160
Total	6,621	7,608		6,578	27
With an allowance recorded:
Commercial	1,133	1,158	144	1,159	8
Real estate:
Commercial	2,402	2,520	1,411	1,902	6
Residential	1,491	1,977	182	1,544	4
Consumer	18	18	18	13
Total	5,044	5,673	1,755	4,618	18
Commercial	2,344	2,533	144	2,405	25
Real estate:
Commercial	5,372	5,832	1,411	4,831	12
Residential	3,780	4,739	182	3,787	8
Consumer	169	177	18	173
Total	$11,665	$13,281	$1,755	$11,196	$45

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

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,032 at March 31, 2018, $3,074 at December 31, 2017 and $2,226 at March 31, 2017.

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

There were no loans modified as a troubled debt restructuring for the three months ended March 31, 2018. There was one loan modified as a troubled debt restructuring for the three months ended March 31, 2017, in the amount of $345. During the three months ended March 31, 2018, there was one payment default on a restructured residential mortgage loan with an outstanding balance of $64; there were no payment defaults on restructured loans during the three months ended March 31, 2017.

6. Other assets:

The components of other assets at March 31, 2018, and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
Other real estate owned	$685	$284
Investment in low income housing partnership	7,726	7,842
Mortgage servicing rights	719	728
Bank owned life insurance	34,023	33,836
Restricted equity securities	10,231	8,562
Net deferred tax asset	4,405	3,906
Other assets	8,855	9,311
Total	$66,644	$64,469

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

 Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,476	$25,476		$
U.S. Government-sponsored enterprises	92,497		$92,497
State and Municipals:
Taxable	14,908		14,908
Tax-exempt	97,694		97,694
Mortgage-backed securities:
U.S. Government agencies	13,030		13,030
U.S. Government-sponsored enterprises	27,773		27,773
Common equity securities	189	189
Interest rate swap-other assets	148		148
Interest rate swap-other liabilities	(161)		(161)
Total	$271,554	$25,665	$245,889	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$19,814	$19,814		$
U.S. Government-sponsored enterprises	93,648		$93,648
State and Municipals:
Taxable	15,047		15,047
Tax-exempt	103,833		103,833
Mortgage-backed securities:
U.S. Government agencies	14,434		14,434
U.S. Government-sponsored enterprises	25,726		25,726
Common equity securities	46	46
Interest rate swap-other assets	655		655
Interest rate swap-other liabilities	(733)		(733)
Total	$272,470	$19,860	$252,610	$

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,289			$3,289
Other real estate owned	$673			$673

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,289	Appraisal of collateral	Appraisal adjustments	7.7% to 97.0% (58.5)%
			Liquidation expenses	3.0% to 6.0% (4.7)%
Other real estate owned	$673	Appraisal of collateral	Appraisal adjustments	20.0% to 55.9% (30.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,424	Appraisal of collateral	Appraisal adjustments	4.0% to 97.0% (67.2)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$216	Appraisal of collateral	Appraisal adjustments	25.0% to 41.3% (30.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2018	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$26,775	$26,775	$26,775
Investment securities:
Available-for-sale	271,378	271,378	25,476	$245,902
Common equity securities	189	189	189
Held-to-maturity	9,028	9,104		9,104
Net loans	1,706,063	1,666,717			$1,666,717
Accrued interest receivable	6,482	6,482		6,482
Mortgage servicing rights	719	1,618		1,618
Restricted equity securities	10,231	10,231		10,231
Interest rate swaps	148	148		148
Total	$2,031,013	$1,992,642
Financial liabilities:
Deposits	$1,720,018	$1,715,633		$1,715,633
Short-term borrowings	142,500	142,500		142,500
Long-term debt	49,265	49,482		49,482
Accrued interest payable	518	518		518
Interest rate swaps	161	161		161
Total	$1,912,462	$1,908,294

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

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains  Supplemental Executive Retirement Plan’s (“SERP’s”) and an Employees’ Pension Plan, which is currently frozen.

For the three months ended March 31, salaries and employee benefits expense includes approximately $340 in 2018 and $296 in 2017 relating to the employee benefit plans.

The 2008 long-term incentive plan (“2008 Plan”) allowed for eligible participants to be granted equity awards. The 2008 Plan was a legacy plan of Penseco Financial Services Corporation and no awards may be made under the 2008 Plan after January 15, 2018. Under the 2008 Plan the Compensation Committee of the Board of Directors had broad authority with respect to awards granted under the 2008 Plan, including, without limitation, the authority to:

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

(Dollars in thousands, except per share data)

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

Persons eligible to receive awards under the 2017 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

As of March 31, 2018, there were 98,462 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan.  If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

The Company did not make any awards under the 2017 Plan in the first quarter of 2018. In 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan. Also in 2017, the Company awarded 342 shares of non-performance based restricted stock and 1,196 performance based restricted stock units under the 2017 Plan.

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

The Company recognized compensation expense of $32 and $17 for the three months ended March 31, 2018 and 2017, respectively for awards granted under the 2008 Plan and $5 for the three months ended March 31, 2018 for awards granted under the 2017 Plan and did not recognize any compensation expense for the three months ended March 31, 2017 for awards granted under the 2017 Plan.  As of March 31, 2018, the Company had $250 of unrecognized compensation expense associated with restricted stock awards.  The remaining cost is expected to be recognized over a weighted average vesting period of 1.8 years.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2018.

	Asset Derivatives		Asset Derivatives			Liability Derivatives		Liability Derivatives
	As of March 31, 2018		As of December 31, 2017			As of March 31, 2018		As of December 31, 2017
	Balance Sheet		Balance Sheet			Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value		Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	Other Assets	$148	Other Assets		$655	Other Liabilities	$161	Other Liabilities		$733

Total derivatives not designated as hedging instruments		$148		$			$161		$

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2018, the Company had 5 interest rate swaps with an aggregate notional amount of $58,777 related to this program compared to $55,928 at December 31, 2017.

Peoples Financial Services Corp.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2018.

		Amount of Gain or
	Location of Gain or (Loss)	(Loss) Recognized in
	Recognized in Income on	Income on Derivative
Derivatives Not Designated as Hedging Instruments	Derivative	March 31, 2018

Interest Rate Products	Other non-interest income	$66

Total		$66

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

As of March 31, 2018 and December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12 and $79 respectively. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has no posted collateral against its obligations under these agreements as of March 31, 2018, compared to collateral of $880 at December 31, 2017. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

10. Income taxes

As a result of the Tax Cut and Jobs Act, signed into law on December 22, 2017,  the statutory tax rate for the Company was lowered to 21% from 35% effective January 1, 2018. This lowered the effective tax rate of the Company to 11.7% for the quarter ended March 31, 2018 from 20.9% for the corresponding year ago period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2017. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Operating Environment:

The Federal Open Market Committee (“FOMC”), increased the overnight rate 25 basis points during the first quarter of 2018, the sixth such move in this cycle of tightening by the FOMC. While the Fed noted weaker economic conditions to start 2018, projections remained for a total of three rate hikes for 2018. The FOMC cited tight labor markets and inflation projections within the committee’s long-term desired 2 percent level. On the other hand, gross domestic product (“GDP”), the value of all goods and services produced in the nation, are expected to outpace inflation and projections were raised slightly for 2018 to 2.7% from the previously forecasted 2.5%. The initial reading of first quarter 2018 GDP came in at an annualized rate of 2.3%, down from  the final reading of 2.9% in the fourth quarter of 2017 while the consumer price index (“CPI”) increased for the 12 months ended March 31, 2018 at 2.4%, the largest 12 month increase since the period ending March 2017 and higher than the 1.6% average annual rate over the past 10 years. This is up from 2.1% for the 12 months ended December 31, 2017.

Review of Financial Position:

Total assets increased $21,324, or 4.0% annualized, to $2,190,388 at March 31, 2018, from $2,169,031 at December 31, 2017. Loans, net increased to $1,725,781 at March 31, 2018, compared to $1,693,065 at December 31, 2017, an increase of $32,716 or 7.8% annualized. The increase in loans, net during 2018 has been funded primarily by short-term borrowings due to marginal growth of deposits since year end. Deposits increased $1,000 or 0.2% annualized in the first quarter of 2018, as growth outpaced a seasonal run-off of our public deposits. Interest-bearing deposits decreased $13,000 while noninterest-bearing deposits increased $14,000. Total stockholders’ equity increased $1,648 or 2.5%, from $264,976 at year-end 2017 to $266,624 at March 31, 2018. For the three months ended March 31, 2018, total assets averaged $2,196,581, an increase of $192,028 from $2,004,553 for the same period of 2017.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $271,378 at March 31, 2018, a decrease of $1,124, or 0.4% from $272,502 at December 31, 2017. The decrease was the result of a decline of $2,372 at March 31, 2018 to the fair market value of the portfolio.  The decline was due to the increase to short-term market rates and resulting flattening of the U.S. treasury curve. Investment securities held-to-maturity totaled $9,028 at March 31, 2018, a decrease of $246 or 2.6% from $9,274 at December 31, 2017 due to payments received from mortgage backed holdings.

For the three months ended March 31, 2018, the investment portfolio averaged $279,551, an increase of $4,611 or 1.7% compared to $274,940 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 28 basis points to 2.61% for the three months ended March 31, 2018, from 2.89% for the comparable period of 2017.Yields on our tax-exempt municipal securities were computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, reflecting the 21% statutory tax rate that became effective for us on January 1, 2018, under the Tax Cuts and Jobs Act of 2017.  The change in tax rate in the current period resulted in the entire 28 basis point decline.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $2,854, net of deferred income taxes of $759, at March 31, 2018, and of $977, net of deferred income taxes of $260, at December 31, 2017.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth exceeded our projections and was strong during the three month period ended March 31, 2018. Loans, net increased to $1,725,781 at March 31, 2018 from $1,693,065 at December 31, 2017, an increase of $32,716 or 7.8% annualized. The growth was primarily from commercial real estate loans and to a lesser extent coming from residential

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

real estate loans. Partially offsetting the increases were reductions to commercial and industrial loans and consumer loans. Commercial real estate loans increased $47,287, or 24.4% annualized, to $833,497 at March 31, 2018 compared to $786,210 at December 31, 2017 due to the continued execution of our strategic market expansion initiative. Commercial loans decreased $8,795 or 7.5% annualized, to $467,404 at March 31, 2018 compared to $476,199 at December 31, 2017 due to the payoff of a few large credits. Consumer loans decreased $7,208, or 20.5% on an annualized basis, to $135,513 at March 31, 2018 compared to $142,721 at December 31, 2017. The primary contributor to the decline in consumer loans was our indirect loan portfolio which decreased $6,193.

Residential real estate loans increased $1,432, or 2.0% on an annualized basis, to $289,367 at March 31, 2018 compared to $287,935 at December 31, 2017. The majority of the residential real estate loans increase was due to growth in our home equity line of credit portfolio due to increased demand.

For the three months ended March 31, 2018, loans, net averaged $1,721,635, an increase of $186,870 or 12.2% compared to $1,534,765 for the same period of 2017. The tax-equivalent yield on the loan portfolio was 4.38% for the three months ended March 31, 2018, a 2 basis point decrease from the comparable period last year. Yields on our tax-exempt loans were computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, reflecting the 21% statutory tax rate that became effective for us on January 1, 2018, under the Tax Cuts and Jobs Act of 2017.  The change in tax rate in the current period resulted in a 6 basis point decline.The tax-equivalent yield on the loan portfolio increased 2 basis points for the first quarter of 2018 as compared to 4.36% for the fourth quarter of 2017.

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

Unused commitments at March 31, 2018, totaled $382,685, consisting of $354,585 in unfunded commitments of existing loan facilities and $28,100 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2017 totaled $404,615, consisting of $381,228 in unfunded commitments of existing loans and $23,387 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2018 and 2017, are summarized as follows:

	2018	2017
United States	4.1%	4.7%
New York (statewide)	5.0	5.1
Pennsylvania (statewide)	5.0	5.5
Broome County	6.9	6.3
Bucks County	4.5	4.6
Lackawanna County	5.5	5.8
Lehigh County	5.4	5.5
Luzerne County	6.5	6.8
Monroe County	6.4	6.5
Montgomery County	4.0	4.1
Northampton County	5.3	5.4
Susquehanna County	5.6	6.2
Wayne County	6.7	6.7
Wyoming County	6.0%	6.6%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The employment conditions improved for the Nation, Pennsylvania, and New York and in all but two of the eleven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated relative to historical as well as broader state and national levels for many of our market areas.

We experienced a slight decline in our asset quality in the first quarter of 2018 as evidenced by an increase in nonperforming assets of $826 or 7.1% to $12,403 or 0.72%  of loans, net and foreclosed assets at March 31, 2018, from $11,577 or 0.68% of loans, net and foreclosed assets at December 31, 2017. An incease in nonaccrual and restructured loans, and other real estate owned was partially offset by a decrease in accruing loans past due ninety days or more.

Loans on nonaccrual status increased $826 to $8,678 at March 31, 2018 from $7,852 at December 31, 2017. The majority of the increase from year end was due to an increase of $898 in commercial real estate loans due primarily to the addition of one large credit. Nonaccrual commercial loans decreased $90, residential real estate loans increased $26, and nonaccrual consumer loans decreased $8. Accruing loans past due 90 days or more showed a decrease of $299 to $435 at March 31, 2018 from $734 at December 31, 2017 and other real estate owned increased $401 to $685 at March 31, 2018 from $284 at December 31, 2017 the result of foreclosed real estate loans being transferred to other real estate owned.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

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

 The allowance for loan losses increased $758 to $19,718 at March 31, 2018, from $18,960 at the end of 2017. For the three months ended March 31, 2018, net charge-offs were $292 or 0.07% of average loans outstanding, a $100 increase compared to $192 or 0.05% of average loans outstanding in the same period of 2017.

Deposits:

We attract the majority of our deposits from within our eleven county market area that stretches from Montgomery County in Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2018, total deposits were relatively static increasing $1,000 to $1,720,018 from $1,719,018 at December 31, 2017. Interest-bearing deposits decreased $13,000 due to seasonal outflows of our public deposits, while noninterest-bearing deposits increased $14,000. Interest-bearing transaction accounts, including NOW and money market accounts, decreased $16,565, or 10.0% annualized, to $651,663 at March 31, 2018, from $668,228 at December 31, 2017, savings accounts increased $6,990, or 7.3% annualized to $394,817 as of March 31, 2018 from $387,827 at December 31, 2017 and time

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

deposits less than $250 decreased $4,701, or 8.6% annualized, to $216,111 at March 31, 2018, from $220,812 at December 31, 2017. Time deposits $250 or more increased $1,276, or 8.4% annualized to $62,698 at March 31, 2018 from $61,422 at year end 2017.

For the three months ended March 31, 2018 interest-bearing deposits averaged $1,323,993 in 2018 compared to $1,244,021 in 2017, an increase of $79,972, or 6.4%. The cost of interest-bearing deposits was 0.56% in 2018 compared to 0.47% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.74% in 2018 and 0.57% in 2017.  The higher costs are due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 75 basis points over the last twelve months.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2018, totaled $142,500 compared to $123,675 at December 31, 2017, an increase of $18,825. Long-term debt was $49,265 at March 31, 2018, compared to $49,734 at year end 2017. Higher short-term borrowings were the result of funding a portion of our loan growth during the first quarter of 2018 whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the three months ended March 31, 2018.

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

As a result of economic uncertainty, a prolonged era of historically low market rates and the recent increases to short-term market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by the Board of Directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.42% at March 31, 2018. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at March 31, 2018, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2018, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2018 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2018. Our noncore funds at March 31, 2018, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 16.9%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 10.3%. Comparatively, our overall noncore dependence ratio at year-end 2017 was 16.1% and our net short-term noncore funding dependence ratio was 11.1%, indicating that our reliance on noncore funds has increased overall but decreased over the short-term.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $10,713 during the three months ended March 31, 2018. Cash and cash equivalents decreased $8,126 for the same period last year. For the three months ended March 31, 2018, net cash inflows of $9,885 from operating activities and $16,990 from financing activities were more than offset by net cash outflows of $37,588 from investing activities. For the same period of 2017, net cash inflows of $7,536 from operating activities and $18,750 from financing activities were more than offset by net cash outflows of $34,412 from investing activities.

Operating activities provided net cash of $9,885 for the three months ended March 31, 2018, and $7,536 for the corresponding three months of 2017. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $37,588 for the three months ended March 31, 2018, compared to using net cash $34,412 for the same period of 2017. In 2018 and 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $16,990 for the three months ended March 31, 2018, and provided net cash of $18,750 for the corresponding three months of 2017. Deposit gathering is our predominant financing activity. Deposits increased for the three months ended March 31, 2018 and 2017. The net increase in deposits totaled $1,000 in the three months ended March 31, 2018. Comparatively, deposits increased $26,787 for the same period of 2017. The slow growth in deposits for the first quarter of 2018 was supplemented by an increase of $18,825 in short-term borrowings. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. Short term borrowings decreased $5,225 in the three months ended March 31, 2017.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $266,624 or $36.05 per share at March 31, 2018, compared to $264,976 or $35.82 per share at December 31, 2017. Net income of $5,854 for the three months ended March 31, 2018 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,366, stock based compensation of $37, and other comprehensive loss resulting from market value fluctuations in the investment portfolio of $1,877.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Dividends declared equaled $0.32 per share for the first quarter of 2018 and $0.31 per share for the same period of 2017. The dividend payout ratio was 40.5% for the three months ended March 31, 2018 and 47.7% for the same period of 2017. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014.  The final rules call for the following capital requirements: (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%; (ii) a minimum ratio of tier 1 capital to risk-weighted assets of 6%; (iii) a minimum ratio of total capital to risk-weighted assets of 8%; and (iv) a minimum leverage ratio of 4%.  In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation buffer for all banking organizations began on Janury 1, 2016.  Full phase-in occurs on January 1, 2019.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2018, the Bank’s Tier 1 capital to total average assets was 9.52% as compared to 9.68% at December 31, 2017. The Bank’s Tier 1 capital to risk weighted asset ratio was 10.87% and the total capital to risk weighted asset ratio was 11.93% at March 31, 2018. These ratios were 11.53% and 12.63% at December 31, 2017. The Bank’s common equity Tier 1 to risk weighted asset ratio was 10.87% at March 31, 2018 compared to 11.53% at December 31, 2017. The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2018. Additionally, as of March 31, 2018, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the first quarter of 2018 equaled $5,854 or $0.79 per share compared to $4,800 or $0.65 per share for the first quarter of 2017. The increase in earnings for the current period is the product of higher net interest income and a reduction in income taxes due to the Tax Cuts and Jobs Act of 2017, which reduced the corporate tax rate to 21% effective January 1, 2018. These increases were partially offset by higher non-interest expenses related to our market expansion initiative.  Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.08% for the first quarter of 2018 compared to 0.97% for the same period of 2017. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.89% for the first quarter of 2018 compared to 7.51% for the comparable period in 2017.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2018 and 35.0% in 2017.

For the three months ended March 31, tax-equivalent net interest income increased $942 to $17,604 in 2018 from $16,662 in 2017. The net interest spread decreased to 3.40% for the three months ended March 31, 2018 from 3.60% for the three months ended March 31, 2017. The tax-equivalent net interest margin decreased to 3.57% for the first quarter of 2018 from 3.73% for the comparable period of 2017. The tax-equivalent net interest margin for the fourth quarter of 2017 was 3.63%.

For the three months ended March 31, tax-equivalent interest income on earning assets increased $1,793, to $20,411 in 2018 as compared to $18,618 in 2017. Interest income increased $2,613 due to the volume of earning assets in the first quarter of 2018 and decreased $820 due to lower rates when comparing the first quarters of 2018 and 2017. The overall yield on earning assets, on a fully tax-equivalent basis, decreased three basis points for the three months ended March 31, 2018 to 4.14% as compared to 4.17% for the three months ended March 31, 2017. The decrease in the yield on earning assets resulted from loans being originated or renewed at market rates, which are lower than those maturing and amortizing. The overall yield earned on loans decreased two basis points for the first quarter of 2018 to 4.38% from 4.40% for the first quarter of 2017. Average loans increased to $1,721,635 for the quarter ended March 31, 2018 compared to $1,534,765 for the same period in 2017. The resulting tax-equivalent interest earned on loans was $18,610 for the three month period ended March 31, 2018 compared to $16,658 for the same period in 2017, an increase of $1,952.

Total interest expense increased $851, to $2,807 for the three months ended March 31, 2018 from $1,956 for the three months ended March 31, 2017. An unfavorable rate variance caused the majority of the increase. An increase in the average volume of interest bearing liabilities of $152,565 coupled with the 17 basis point increase to the cost of funds comparing the three months ended March 31, 2018 and 2017 contributed to the increase.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 21% in 2018 and 35% in 2017.

	Three months ended
	March 31, 2018			March 31, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,596,493	$17,509	4.45%	$1,429,323	$15,541	4.41%
Tax-exempt	125,142	1,101	3.57	105,442	1,117	4.30
Investments:
Taxable	171,634	912	2.15	159,593	737	1.87
Tax-exempt	107,917	887	3.33	115,347	1,222	4.30
Interest-bearing deposits	467	2	1.74	349	1	1.16
Federal funds sold
Total earning assets	2,001,653	20,411	4.14%	1,810,054	18,618	4.17%
Less: allowance for loan losses	19,220			16,361
Other assets	214,148			210,860
Total assets	$2,196,581	$20,411		$2,004,553	$18,618
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$284,084	$469	0.67%	$240,756	$272	0.46%
NOW accounts	369,737	469	0.51	321,755	338	0.43
Savings accounts	391,167	121	0.13	398,273	125	0.13
Time deposits less than $100	152,753	423	1.12	160,537	416	1.05
Time deposits $100 or more	126,252	352	1.13	122,700	283	0.94
Short-term borrowings	162,965	667	1.66	82,002	174	0.86
Long-term debt	49,486	306	2.51	57,856	348	2.44
Total interest-bearing liabilities	1,536,444	2,807	0.74	1,383,879	1,956	0.57
Noninterest-bearing deposits	377,124			346,567
Other liabilities	16,054			14,872
Stockholders’ equity	266,959			259,235
Total liabilities and stockholders’ equity	$2,196,581	2,807		$2,004,553	1,956
Net interest income/spread		$17,604	3.40%		$16,662	3.60%
Net interest margin			3.57%			3.73%
Tax-equivalent adjustments:
Loans		$231			$391
Investments		186			428
Total adjustments		$417			$819

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2018.

For the three months ended March 31, the provision for loan losses totaled $1,050 in 2018 and $1,200 in 2017.

Noninterest Income:

For the three months ended March. 31, 2018, noninterest income totaled $3,572, a decrease of $210 or 5.6% from $3,782 for the comparable period of 2017.  Service charges, fees and commissions increased $516 or 32.8% to $2,088 through three months in 2018 from $1,572 for the same period in 2017.  Included in service charges, fees and commissions in the current period  is an accrual for death benefit proceeds on a Bank owned life insurance (BOLI) policy totaling $365, with no comparable amount in the year ago period.  Additionally, a positive credit value adjustment of $66 related to our swap transactions was recognized in the current period with no comparable transaction in the year ago period.  Merchant services income decreased $765 to $250 for the three months ended March 31, 2018 from $1,015 for the same period last year due to the sale of our merchant services business during the second quarter of 2017.  Income generated from commissions and fees on fiduciary activities decreased $11 to $497 for the three months ended March 31, 2018 in comparison to $508 for the same period in 2017 due to fewer executor fees generated in 2018. Income generated from our wealth management division increased $92 to $411 through the first three months of 2018 in comparison to $319 over that same period in 2017 due to an increase in the volume of transactions in 2018 compared to the year ago period. Mortgage banking income decreased $32 to $147 for the first three months of 2018 compared to $179 for the comparable period in 2017 as the volume of loans originated for sale declined. Life insurance investment income was slightly lower by $2 to $187 for the three months ended March 31, 2018 from $189 for the same period in 2017. There were unrealized losses recognized during the current period on equity securities still held totaling $8 with no comparable gains or losses recognized during the three months ended March 31, 2017.

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

For the first quarter, noninterest expense increased $725 or 5.9% to $13,081 in 2018 from $12,356 in 2017. Personnel costs increased 10.8%, net occupancy and equipment costs increased 17.5%, merchant services expense decreased 99.7% due to the sale of our merchant services business in the second quarter of 2017 and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses increased by 14.5% comparing the three months ended March 31, 2018 and 2017.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $6,955 for the first quarter of 2018, an increase of $680 or 10.8% when compared to the first quarter of 2017. Costs related to the build out of our expansion plan in the Lehigh Valley and King of Prussia, as well as standard merit increases, and higher health insurance costs contributed to the increase.

We experienced a $420 or 17.5% increase in net occupancy and equipment expense comparing $2,814 for the first quarter of 2018 and $2,394 for the same period in 2017. Again, costs associated with the build out of our expansion plan contributed to the increase to net occupancy expenses in the current period. Our newest Lehigh Vally location, Tilghman Street in West Allentown opened its doors for business in July 2017. Additionally, an increase in snow removal costs was incurred during the first quarter of 2018 when compared to the same period in 2017.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Merchant services expense for the three months ended March 31, 2018 was $2 a substantial decrease of $728 from the $730 of expense for the same period in 2017. The decrease is the result of selling our merchant services business during the second quarter of 2017.

For the three months ended March 31, other expenses increased $391 or 14.5% to $3,080 from $2,689 comparing 2018 to 2017. FDIC assessments increased $159, or 125.2% when comparing the first quarter of 2018 to the same period in 2017, the result of an increase in average assets at the bank level when comparing the first quarter of 2018 to the first quarter of 2017 coupled with a 13.3% increase in the multiplier used to calculate the assessment when comparing those two periods. Professional fees and outside services increased $94 or 17.8% for the quarter ended March 31, 2018 when compared to the same quarter in 2017 as we incurred $100 of additional expenses in March of 2018 related to our change in accountants in 2017. Lastly, as a product of our expansion plan, we increased donations by $41 or 15.1% comparing the first quarters of 2018 and 2017. All other expenses not individually analyzed increased $97 or 5.5% when comparing the quarters ended March 31, 2018 and 2017.

Income Taxes:

We recorded income tax expense of $774 or 11.7% of pre-tax income, and $1,269 or 20.9% of pre-tax income for the three months ended March 31, 2018 and 2017. The three months ended March 31, 2018 and 2017 include before tax investment tax credits of $270. The decrease in the statutory tax rate to 21% in 2018 from 35% in 2017 resulted in the significant reduction in the effective tax rate between the two reporting periods.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2018, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2018
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(1.3)	(20.0)	(1.3)	(40.0)
+300	(0.7)	(20.0)	(0.7)	(30.0)
+200	(0.3)	(10.0)	(0.3)	(20.0)
+100	0.1	(10.0)	0.8	(10.0)
Static
(100)	(4.6)	(10.0)	(7.5)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2018, would increase slightly at 0.1 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2017.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at March 31, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable

Peoples Financial Services Corp.

assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2018 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2017, we announced a stock repurchase program providing for the purchase of up to 225,000 shares of our outstanding common stock.  The timing, price and volume of repurchases under the program will be based on market conditions, relevant securities laws and other factors.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
January 31, 2018		$		225,000
February 28, 2018		$		225,000
March 31, 2018		$		225,000

Item 3. Defaults upon Senior Securities.

None.

Peoples Financial Services Corp.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page

31.1	PFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	46

31.2	PFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	47

32	PEO and PFO Certifications Pursuant to Section 1350.	48

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 9, 2018	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)