Form 10-Q
period 2018-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2018-08-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,399,054 at July 31, 2018.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2018

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	( Unaudited )
	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks:
Cash and due from banks	$35,249	$36,336
Interest-bearing deposits in other banks	130	1,152
Total cash and due from banks	35,379	37,488
Investment securities:
Available-for-sale	275,050	272,502
Equity investments carried at fair value	278	46
Held-to-maturity: Fair value June 30, 2018, $8,758; December 31, 2017, $9,547	8,780	9,274
Total investment securities	284,108	281,822
Loans, net	1,753,389	1,693,065
Less: allowance for loan losses	19,573	18,960
Net loans	1,733,816	1,674,105
Loans held for sale		106
Premises and equipment, net	37,148	37,557
Accrued interest receivable	6,802	6,936
Goodwill	63,370	63,370
Intangible assets, net	2,727	3,178
Other assets	72,276	64,469
Total assets	$2,235,626	$2,169,031

Liabilities:
Deposits:
Noninterest-bearing	$400,518	$380,729
Interest-bearing	1,318,343	1,338,289
Total deposits	1,718,861	1,719,018
Short-term borrowings	187,450	123,675
Long-term debt	48,911	49,734
Accrued interest payable	538	497
Other liabilities	10,322	11,131
Total liabilities	1,966,082	1,904,055

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,399,054 shares at June 30, 2018 and 7,396,505 at December 31, 2017	14,798	14,793
Capital surplus	135,143	135,043
Retained earnings	128,356	121,353
Accumulated other comprehensive loss	(8,753)	(6,213)
Total stockholders’ equity	269,544	264,976
Total liabilities and stockholders’ equity	$2,235,626	$2,169,031

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2018	2017	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$18,239	$15,945	$35,748	$31,486
Tax-exempt	871	795	1,741	1,521
Interest and dividends on investment securities:
Taxable	934	719	1,792	1,416
Tax-exempt	661	752	1,362	1,546
Dividends	19	12	35	24
Interest on interest-bearing deposits in other banks	42	38	82	67
Total interest income	20,766	18,261	40,760	36,060

Interest expense:
Interest on deposits	1,959	1,529	3,793	2,963
Interest on short-term borrowings	841	248	1,508	422
Interest on long-term debt	315	349	621	697
Total interest expense	3,115	2,126	5,922	4,082
Net interest income	17,651	16,135	34,838	31,978
Provision for loan losses	1,050	1,200	2,100	2,400
Net interest income after provision for loan losses	16,601	14,935	32,738	29,578

Noninterest income:
Service charges, fees and commissions	1,885	1,682	3,973	3,254
Merchant services income	309	1,178	559	2,193
Commission and fees on fiduciary activities	485	494	982	1,002
Wealth management income	332	348	743	667
Mortgage banking income	162	204	309	383
Life insurance investment income	191	195	378	384
Net unrealized gain on equity investment securities	8
Net gain on sale of credit card loans	291		291
Net gain on sale of merchant services business		2,278		2,278
Total noninterest income	3,663	6,379	7,235	10,161

Noninterest expense:
Salaries and employee benefits expense	7,390	7,026	14,345	13,301
Net occupancy and equipment expense	2,720	2,450	5,534	4,844
Merchant services expense	1	1,033	3	1,763
Amortization of intangible assets	220	258	450	526
Professional fees and outside services	446	756	1,069	1,285
FDIC insurance and assessments	297	239	583	366
Donations	343	283	656	555
Other expenses	2,079	1,957	3,937	3,718
Total noninterest expense	13,496	14,002	26,577	26,358
Income before income taxes	6,768	7,312	13,396	13,381
Income tax expense	811	1,653	1,585	2,922
Net income	5,957	5,659	11,811	10,459

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available-for-sale	(839)	1,184	(3,215)	1,457
Income tax (benefit) expense	(176)	415	(677)	510
Other comprehensive (loss) income, net of income taxes	(663)	769	(2,538)	947
Comprehensive income	$5,294	$6,428	$9,273	$11,406

Per share data:
Net income:
Basic	$0.81	$0.76	$1.60	$1.41
Diluted	$0.81	$0.76	$1.60	$1.41
Average common shares outstanding:
Basic	7,396,533	7,396,163	7,396,519	7,395,158
Diluted	7,396,533	7,396,163	7,396,519	7,395,158
Dividends declared	$0.33	$0.31	$0.65	$0.62

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Stock based compensation		105			105
Net income			11,811		11,811
Other comprehensive income, net of income taxes				(2,538)	(2,538)
Dividends declared: $0.65 per share			(4,810)		(4,810)
Reclassification related to adoption of ASU 2016-01			2	(2)
Common stock grants awarded, net of unearned compensation of $113: 2,548 shares	5	(5)
Balance, June 30, 2018	$14,798	$135,143	$128,356	$(8,753)	$269,544

Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$256,618
Stock based compensation		70			70
Net income			10,459		10,459
Other comprehensive income, net of income taxes				947	947
Dividends declared: $0.62 per share			(4,585)		(4,585)
Common stock grants awarded, net of unearned compensation of $81: 2,020 shares	4	(4)
Balance, June 30, 2017	$14,792	$134,937	$116,988	$(3,208)	$263,509

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2018	2017
Cash flows from operating activities:
Net income	$11,811	$10,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,140	884
Amortization of deferred loan costs	482	427
Amortization of intangibles	450	526
Amortization of low income housing partnerships	233	235
Provision for loan losses	2,100	2,400
Net loss (gain) on sale of other real estate owned	19	(5)
Loans originated for sale	(5,932)	(10,411)
Proceeds from sale of loans originated for sale	6,074	10,520
Net gain on sale of loans originated for sale	(36)	(109)
Net amortization of investment securities	1,197	1,469
Net gain on sale of credit card loans held for sale	(291)
Net gain on sale of merchant services business		(2,278)
Life insurance investment income	(378)	(384)
Stock based compensation	105	70
Net change in:
Accrued interest receivable	134	22
Other assets	(1,187)	(2,136)
Accrued interest payable	41	(31)
Other liabilities	(914)	(116)
Net cash provided by operating activities	15,048	11,542
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available-for-sale	15,445	21,594
Held-to-maturity	485	637
Purchases of investment securities:
Available-for-sale	(22,627)	(18,958)
Net purchase of restricted equity securities	(2,794)	(703)
Proceeds from sale of student loan portfolio	3,171
Net increase in lending activities	(68,291)	(65,625)
Purchases of premises and equipment	(1,071)	(3,516)
Proceeds from the sale of premises and equipment	340
Proceeds from the sale of merchant services business		2,300
Proceeds from sale of other real estate owned	200	272
Net cash used in investing activities	(75,142)	(63,999)
Cash flows from financing activities:
Net (decrease) increase in deposits	(157)	50,676
Repayment of long-term debt	(823)	(974)
Net increase in short-term borrowings	63,775	8,800
Cash dividends paid	(4,810)	(4,585)
Net cash provided by financing activities	57,985	53,917
Net (decrease) increase in cash and cash equivalents	(2,109)	1,460
Cash and cash equivalents at beginning of period	37,488	39,941
Cash and cash equivalents at end of period	$35,379	$41,401

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2018	2017
Supplemental disclosures:
Cash paid during the period for:
Interest	$5,881	$4,113
Income taxes	2,050	3,100
Noncash items:
Transfers of loans to other real estate	$495	$279

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”). Unless the context indicates otherwise, all references in this quarterly report to the “Peoples”, “Company”, “Bank”, “we”, “us” and “our” refer to Peoples Financial Services Corp., its subsidiaries and its and their respective predecessors.  The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within the  Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and six months ended and as of June 30, 2018, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

•

Service charges, fees and commissions. Service charges, fees and commissions on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. Our deposit services also include our ATM and debit card interchange revenue that is presented gross of the associated costs. Interchange revenue is generated by our deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.

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

•

Wealth management incomes. Wealth management income includes fees and commissions charged when we arrange for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.

•

Other noninterest income. Other noninterest income includes, among other things, merchant services income. Merchant services revenue is derived from a third party vendor that processes credit card transactions on behalf of our merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

Recent accounting standards:

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

In March 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments are effective upon addition to the FASB Codification.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in a reclassification adjustment of $2 to accumulated other comprehensive income related to a gain on equity securities owned, as well as the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 7 – Fair Value Accounting for further information regarding the valuation of these loans.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessess. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s consolidated balance sheet under the ASU. At June 30, 2018, the Company had contractual future minimum lease commitments of approximately $3.1 million, before considering renewal options that are generally present.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

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

In August of 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) –Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Company adopted ASU 2016-15 on January 1, 2018 and did not have a significant impact on its consolidated statement of cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)” to simplify the accounting for goodwill impairment. This guidance, among other things, removes step 2 of the goodwill impairment test thus eliminating the need to determine the fair value of individual assets and liabilities of the reporting unit. Upon adoption of this ASU, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This may result in more or less impairment being recognized than under current guidance. This Update will become effective for the Company’s annual and interim goodwill impairment tests beginning in the first quarter of 2020. Adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU 2017-07 on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(4,452)	$(1,237)
Income tax	(935)	(260)
Net of income taxes	(3,517)	(977)
Benefit plan adjustments	(6,628)	(6,628)
Income tax	(1,392)	(1,392)
Net of income taxes	(5,236)	(5,236)
Accumulated other comprehensive loss	$(8,753)	$(6,213)

Other comprehensive income (loss) and related tax effects for the three and six months ended June 30, 2018 and 2017 is as follows:

Three Months Ended June 30,	2018	2017
Unrealized (loss) gain on investment securities available-for-sale	$(839)	$1,184
Net gain on the sale of investment securities available-for-sale
Other comprehensive (loss) gain before taxes	(839)	1,184
Income tax	(176)	415
Other comprehensive (loss) income	$(663)	$769

Six Months Ended June 30,	2018	2017
Unrealized (loss) gain on investment securities available-for-sale	$(3,215)	$1,457
Net gain on the sale of investment securities available-for-sale
Other comprehensive loss before taxes	(3,215)	1,457
Income tax	(677)	510
Other comprehensive (loss) income	$(2,538)	$947

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

There were no shares considered anti-dilutive for the three and six month periods ended June 30, 2018 and 2017.

	2018		2017
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net Income	$5,957	$5,957	$5,659	$5,659
Average common shares outstanding	7,396,533	7,396,533	7,396,163	7,396,163
Earnings per share	$0.81	$0.81	$0.76	$0.76

	2018		2017
For the Six Months Ended June 30	Basic	Diluted	Basic	Diluted
Net Income	$11,811	$11,811	$10,459	$10,459
Average common shares outstanding	7,396,519	7,396,519	7,395,158	7,395,158
Earnings per share	$1.60	$1.60	$1.41	$1.41

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,934		$587	$25,347
U.S. Government-sponsored enterprises	95,179		3,131	92,048
State and municipals:
Taxable	13,607	$302		13,909
Tax-exempt	95,220	736	822	95,134
Residential Mortgage-backed securities:
U.S. Government agencies	15,809		109	15,700
U.S. Government-sponsored enterprises	27,461	1	523	26,939
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,292		319	5,973
Total	$279,502	$1,039	$5,491	$275,050
Held-to-maturity:
Tax-exempt state and municipals	$6,857	$6	$109	$6,754
Residential Mortgage-backed securities:
U.S. Government agencies	48	1		49
U.S. Government-sponsored enterprises	1,875	84	4	1,955
Total	$8,780	$91	$113	$8,758

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,042		$228	$19,814
U.S. Government-sponsored enterprises	95,358	$30	1,740	93,648
State and municipals:
Taxable	14,559	488		15,047
Tax-exempt	103,199	1,136	502	103,833
Residential Mortgage-backed securities:
U.S. Government agencies	14,517	2	85	14,434
U.S. Government-sponsored enterprises	19,752	10	231	19,531
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,315		120	6,195
Total	$273,742	$1,666	$2,906	$272,502
Held-to-maturity:
Tax-exempt state and municipals	$6,859	$152	$13	$6,998
Residential Mortgage-backed securities:
U.S. Government agencies	54			54
U.S. Government-sponsored enterprises	2,361	138	4	2,495
Total	$9,274	$290	$17	$9,547

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At June 30, 2018 and December 31, 2017, we had $278 thousand and $46 thousand, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $2 thousand had been recognized in Accumulated Other Comprehensive Income (“AOCI”). On January 1, 2018, these unrealized gains, net of income tax were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. At June 30, 2018, the fair value of our equity portfolio was equal to our cost basis. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2018 (in thousands):

	Three months ended		Six months ended
June 30, 2018	June 30, 2018		June 30, 2018
Net gains and (losses) recognized during the period on equity securities	$8	$
Less: Net gains and (losses) recognized during the period on equity securities sold during the period
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$8	$

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $11,314 and $8,520 at June 30, 2018 and December 31, 2017, respectively and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 and VISA Class B stock with a carry cost of $0 at June 30, 2018 and December 31, 2017, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Peoples Bank owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of June 30, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B’s is difficult to value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of June 30, 2018, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2018, is summarized as follows:

Fair
June 30, 2018	Value
Within one year	$22,297
After one but within five years	172,695
After five but within ten years	17,531
After ten years	13,915
226,438
Mortgage-backed securities	48,612
Total	$275,050

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2018, is summarized as follows:

	Amortized	Fair
June 30, 2018	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,857	$6,754
	6,857	6,754
Mortgage-backed securities	1,923	2,004
Total	$8,780	$8,758

Securities with a carrying value of $153,587 and $163,936 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$22,935	$479	$2,412	$108	$25,347	$587
U.S. Government-sponsored enterprises	41,517	1,142	50,531	1,989	92,048	3,131
State and municipals:
Tax-exempt	61,299	820	3,956	111	65,255	931
Residential Mortgage-backed securities:
U.S. Government agencies	11,211	44	4,328	65	15,539	109
U.S. Government-sponsored enterprises	20,761	367	6,062	160	26,823	527
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	5,973	319			5,973	319
Total	$163,696	$3,171	$67,289	$2,433	$230,985	$5,604

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,350	$170	$2,464	$58	$19,814	$228
U.S. Government-sponsored enterprises	39,096	445	51,365	1,295	90,461	1,740
State and municipals:
Tax-exempt	54,788	454	3,808	61	58,596	515
Residential Mortgage-backed securities:
U.S. Government agencies	9,484	39	3,968	46	13,452	85
U.S. Government-sponsored enterprises	12,537	103	6,504	132	19,041	235
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,195	120			6,195	120
Total	$139,450	$1,331	$68,109	$1,592	$207,559	$2,923

The Company had 204 investment securities, consisting of 112 tax-exempt state and municipal obligations, nine U.S. Treasury securities, 38 U.S. Government-sponsored enterprise securities, and 45 mortgage-backed securities that were in unrealized loss positions at June 30, 2018. Of these securities, one U.S. Treasury security, 20 U.S. Government-sponsored enterprise securities, eight tax-exempt state and municipal obligations, and 19 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2018. There was no OTTI recognized for the three or six months ended June 30, 2018 and 2017.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2018 and December 31, 2017 are summarized as follows. Net deferred loan costs were $782 and $575 at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commercial	$469,318	$476,199
Real estate:
Commercial	867,349	786,210
Residential	290,831	287,935
Consumer	125,891	142,721
Total	$1,753,389	$1,693,065

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

		Real estate
June 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2018	$5,406	$8,099	$4,839	$1,374	$19,718
Charge-offs	(2)	(1,169)	(82)	(145)	(1,398)
Recoveries	59	30	57	57	203
Provisions	286	546	148	70	1,050
Ending balance	$5,749	$7,506	$4,962	$1,356	$19,573

		Real estate
June 30, 2017	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2017	$4,129	$6,291	$4,978	$1,571	$16,969
Charge-offs	(32)	(242)	(8)	(149)	(431)
Recoveries	6	22	4	32	64
Provisions	323	516	222	139	1,200
Ending balance	$4,426	$6,587	$5,196	$1,593	$17,802

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Real estate
June 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$5,052	$7,548	$4,980	1,380	18,960
Charge-offs	(2)	(1,169)	(381)	(272)	(1,824)
Recoveries	116	57	67	97	337
Provisions	583	1,070	296	151	2,100
Ending balance	$5,749	$7,506	$4,962	$1,356	$19,573

		Real estate
June 30, 2017	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$3,799	$5,847	$4,707	$1,608	$15,961
Charge-offs	(32)	(367)	(23)	(320)	(742)
Recoveries	13	55	26	89	183
Provisions	646	1,052	486	216	2,400
Ending balance	$4,426	$6,587	$5,196	$1,593	$17,802

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2018 and December 31, 2017 is summarized as follows:

			Real estate
June 30, 2018	Commercial		Commercial		Residential		Consumer		Total
Allowance for loan losses:
Ending balance		$5,749		$7,506		$4,962		$1,356		$19,573
Ending balance: individually evaluated for impairment		146		502		378		3		1,029
Ending balance: collectively evaluated for impairment		5,603		7,004		4,584		1,353		18,544
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$
Loans receivable:
Ending balance		$469,318		$867,349		$290,831		$125,891		$1,753,389
Ending balance: individually evaluated for impairment		1,972		4,060		3,542		63		9,637
Ending balance: collectively evaluated for impairment		467,035		862,723		287,261		125,828		1,742,847
Ending balance: loans acquired with deteriorated credit quality		$311		$566		$28	$			$905

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			Real estate
December 31, 2017	Commercial		Commercial		Residential		Consumer		Total
Allowance for loan losses:
Ending balance		$5,052		$7,548		$4,980		$1,380		$18,960
Ending balance: individually evaluated for impairment		159		263		336		8		766
Ending balance: collectively evaluated for impairment		4,893		7,285		4,644		1,372		18,194
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$
Loans receivable:
Ending balance		$476,199		$786,210		$287,935		$142,721		$1,693,065
Ending balance: individually evaluated for impairment		2,121		3,644		3,763		177		9,705
Ending balance: collectively evaluated for impairment		473,736		781,921		284,142		142,544		1,682,343
Ending balance: loans acquired with deteriorated credit quality		$342		$645		$30	$			$1,017

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2018 and December 31, 2017:

		Special
June 30, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$465,880	$627	$2,811	$	$469,318
Real estate:
Commercial	842,115	12,916	12,318		867,349
Residential	285,388	17	5,426		290,831
Consumer	125,804		87		125,891
Total	$1,719,187	$13,560	$20,642	$	$1,753,389

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$472,185	$1,958	$2,056	$	$476,199
Real estate:
Commercial	764,320	13,015	8,875		786,210
Residential	282,484	18	5,433		287,935
Consumer	142,507		214		142,721
Total	$1,661,496	$14,991	$16,578	$	$1,693,065

Information concerning nonaccrual loans by major loan classification at June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
Commercial	$760	$860
Real estate:
Commercial	3,824	3,821
Residential	2,890	2,994
Consumer	63	177
Total	$7,537	$7,852

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2018	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$817	$13	$760	$1,590	$467,728	$469,318
Real estate:
Commercial	2,174	988	3,824	6,986	860,363	867,349
Residential	1,659	812	2,962	5,433	285,398	290,831	$72
Consumer	582	219	75	876	125,015	125,891	12
Total	$5,232	$2,032	$7,621	$14,885	$1,738,504	$1,753,389	$84

The Company classifies all nonaccrual loans in the greater than 90 days category.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2018 and June 30, 2017, and as of and for the year ended, December 31, 2017 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2018	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,182	$1,355		$1,197	$16	$1,224	$33
Real estate:
Commercial	2,871	3,262		2,921	9	2,910	15
Residential	2,146	2,848		2,218	4	2,210	8
Consumer	60	67		106		127
Total	6,259	7,532		6,442	29	6,471	56
With an allowance recorded:
Commercial	1,100	1,124	146	1,117	8	1,139	16
Real estate:
Commercial	1,755	1,876	502	2,079	4	1,853	10
Residential	1,425	1,550	378	1,458	4	1,504	8
Consumer	3	3	3	11		10
Total	4,283	4,553	1,029	4,665	16	4,506	34
Commercial	2,282	2,479	146	2,314	24	2,363	49
Real estate:
Commercial	4,626	5,138	502	5,000	13	4,763	25
Residential	3,571	4,398	378	3,676	8	3,714	16
Consumer	63	70	3	117		137
Total	$10,542	$12,085	$1,029	$11,107	$45	$10,977	$90

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2017	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,279	$1,439		$1,668	$43
Real estate:
Commercial	2,888	3,190		2,985	24
Residential	2,196	2,672		2,227	21
Consumer	169	181		173
Total	6,532	7,482		7,053	88
With an allowance recorded:
Commercial	1,184	1,218	159	991	50
Real estate:
Commercial	1,401	1,496	263	2,202	18
Residential	1,597	1,759	336	1,335	23
Consumer	8	8	8	20
Total	4,190	4,481	766	4,548	91
Commercial	2,463	2,657	159	2,659	93
Real estate:
Commercial	4,289	4,686	263	5,187	42
Residential	3,793	4,431	336	3,562	44
Consumer	177	189	8	193
Total	$10,722	$11,963	$766	$11,601	$179

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2017	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,580	$2,197		$1,173	$18	$1,583	35
Real estate:
Commercial	3,058	3,706		3,387	7	3,045	13
Residential	2,083	2,265		2,216	4	2,212	6
Consumer	188	188		186		176
Total	6,909	8,356		6,962	29	7,016	54
With an allowance recorded:
Commercial	732	732	$321	1,328		979	$
Real estate:
Commercial	1,538	1,538	509	1,505	3	2,601	7
Residential	1,234	1,234	461	1,139	8	1,218	14
Consumer	44	44	44	34		22
Total	3,548	3,548	1,335	4,006	11	4,820	21
Commercial	2,312	2,929	321	2,501	18	2,562	35
Real estate:
Commercial	4,596	5,244	509	4,892	10	5,646	20
Residential	3,317	3,499	461	3,355	12	3,430	20
Consumer	232	232	44	220		198
Total	$10,457	$11,904	$1,335	$10,968	$40	$11,836	$75

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,307 at June 30, 2018, $3,074 at December 31, 2017 and $2,152 at June 30, 2017.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

There was one commercial real estate loan modified as a troubled debt restructuring for the three and six months ended June 30, 2018 totaling $340. There was one residential real estate loan modified as a troubled debt restructuring for the three months ended June 30, 2017 totaling $64. For the six months ended June 30, 2017, two loans were modified as troubled debt restructurings in the amount of $409.  During the three months ended June 30, 2018, there were no payment defaults on loans restructured within the last twelve months. During the six months ended June 30, 2018, there was one payment default on a restructured residential mortgage loan with an outstanding amount of $58.  There were no payment defaults during the three or six months ended June 30, 2017 on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at June 30, 2018, and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
Other real estate owned	$500	$284
Investment in low income housing partnership	7,609	7,842
Mortgage servicing rights	724	728
Bank owned life insurance	34,214	33,836
Restricted equity securities	11,356	8,562
Net deferred tax asset	4,581	3,906
Other assets	13,292	9,311
Total	$72,276	$64,469

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

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

During the periods ended June 30, 2018 and December 31, 2017 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,347	$25,347		$
U.S. Government-sponsored enterprises	92,048		$92,048
State and Municipals:
Taxable	13,909		13,909
Tax-exempt	95,134		95,134
Mortgage-backed securities:
U.S. Government agencies	15,700		15,700
U.S. Government-sponsored enterprises	32,912		32,912
Common equity securities	278	278
Interest rate swap-other assets	574		574
Interest rate swap-other liabilities	(568)		(568)
Total	$275,334	$25,625	$249,709	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$19,814	$19,814		$
U.S. Government-sponsored enterprises	93,648		$93,648
State and Municipals:
Taxable	15,047		15,047
Tax-exempt	103,833		103,833
Mortgage-backed securities:
U.S. Government agencies	14,434		14,434
U.S. Government-sponsored enterprises	25,726		25,726
Common equity securities	46	46
Interest rate swap-other assets	655		655
Interest rate swap-other liabilities	(733)		(733)
Total	$272,470	$19,860	$252,610	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,254			$3,254
Other real estate owned	$500			$500

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,424			$3,424
Other real estate owned	$216			$216

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,254	Appraisal of collateral	Appraisal adjustments	3.8% to 97.0% (60.3)%
			Liquidation expenses	3.0% to 6.0% (4.5)%
Other real estate owned	$500	Appraisal of collateral	Appraisal adjustments	20.0% to 43.4% (30.6)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,424	Appraisal of collateral	Appraisal adjustments	4.0% to 97.0% (67.2)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$216	Appraisal of collateral	Appraisal adjustments	25.0% to 41.3% (30.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2018	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$35,379	$35,379	$35,379
Investment securities:
Available-for-sale	275,050	275,050	25,347	$249,703
Common equity securities	278	278	278
Held-to-maturity	8,780	8,758		8,758
Net loans	1,733,816	1,688,615			$1,688,615
Accrued interest receivable	6,802	6,802		6,802
Mortgage servicing rights	724	1,629		1,629
Restricted equity securities	11,356	11,356		11,356
Interest rate swaps	574	574		574
Total	$2,072,759	$2,028,441
Financial liabilities:
Deposits	$1,718,861	$1,714,013		$1,714,013
Short-term borrowings	187,450	187,450		187,450
Long-term debt	48,911	49,032		49,032
Accrued interest payable	538	538		538
Interest rate swaps	568	568		568
Total	$1,956,328	$1,951,601

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2017	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$37,488	$37,488	$37,488
Investment securities:
Available-for-sale	272,548	272,548	19,860	$252,688
Held-to-maturity	9,274	9,547		9,547
Loans held for sale	106	106		106
Net loans	1,674,105	1,645,292			$1,645,292
Accrued interest receivable	6,936	6,936		6,936
Mortgage servicing rights	728	1,638		1,638
Restricted equity securities	8,562	8,562		8,562
Interest rate swaps	655	655		655
Total	$2,010,402	$1,982,772
Financial liabilities:
Deposits	$1,719,018	$1,666,284		$1,666,284
Short-term borrowings	123,675	123,675		123,675
Long-term debt	49,734	50,147		50,147
Accrued interest payable	497	497		497
Interest rate swaps	733	733		733
Total	$1,893,657	$1,841,336

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains  Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $743 and $403, respectively in 2018 and $603 and $307, respectively in 2017 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended June 30,	2018	2017
Components of net periodic pension cost:
Interest cost	$156	$217
Expected return on plan assets	(240)	(305)
Amortization of unrecognized net gain	49	65
Net periodic other benefit cost	$(35)	$(23)

	Pension Benefits
Six Months Ended June 30,	2018	2017
Components of net periodic pension cost:
Interest cost	$156	$217
Expected return on plan assets	(240)	(305)
Amortization of unrecognized net gain	49	65
Net periodic other benefit cost	$(35)	$(23)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

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

In the second quarter of 2018, the Company awarded a total of 11,468 shares under the 2017 Plan. As of June 30, 2018, there were 86,994 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In the second quarter of 2018, the Company awarded 2,548 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 2,890 shares, and 8,920 performance-based restricted stock units under the 2017 Plan. In 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan. Also in 2017, the Company awarded 342 shares of non-performance based restricted stock and 1,196 performance based restricted stock units under the 2017 Plan.

The non-performance restricted stock grants made in 2017 and 2018 vest equally over three years from the grant date.  Grants of restricted stock made in prior periods cliff vest after five years.  The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity that determines the number of restricted stock units that may vest.

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date.  The fair value of restricted stock is expensed on a straight-line basis. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Compensation is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.  The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the Consolidated Statements of Income and Comprehensive Income.

The Company recognized compensation expense of $31 and $62 for the three and six months ended June 30, 2018 for awards granted under the 2008 Plan and $37 and $43 for awards granted under the 2017 Plan. The Company recognized compensation expense of $52 and $70 for the three and six months ended June 30, 2017 for awards granted under the 2008 Plan and did not recognize any compensation expense for the three and six months ended June 30, 2017 for awards granted under the 2017 Plan.  As of June 30, 2018, the Company had $692 of unrecognized compensation expense associated with restricted stock awards.  The remaining cost is expected to be recognized over a weighted average vesting period of 2.2 years.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

	Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
	As of June 30, 2018		As of December 31, 2017		As of June 30, 2018		As of December 31, 2017
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	Other Assets	$574	Other Assets	$655	Other Liabilities	$568	Other Liabilities	$733

Total derivatives not designated as hedging instruments		$574		$655		$568		$733

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2018, the Company had 6 interest rate swaps with an aggregate notional amount of $63,226 related to this program compared to 5 interest rate swaps with an aggregate notional amount of $55,928 at December 31, 2017.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2018. Such instruments were not offered until September 2017.

		Amount of Gain or	Amount of Gain or
		(Loss) Recognized in	(Loss) Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Three Months Ended	Six Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	June 30, 2018	June 30, 2018

Interest Rate Products	Other non-interest income	$19	$85

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

As of June 30, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6. As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $79. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and holds collateral of $100 against its obligations under these agreements as of June 30, 2018, compared to posted collateral of $880 with a counterparty at December 31, 2017. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

10. Short-term borrowings

Short-term borrowings consisted of FHLB advances representing overnight borrowings at June 30, 2018 and December 31, 2017:

At and for the six months ended June 30, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
	Balance	Balance	Balance	the six months ended June 30, 2018	30-Jun-18
FHLB advances	$187,450	$163,282	$189,275	1.86%	2.10%

At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$123,675	$76,846	$123,675	1.17%	1.54%

The Bank has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets.  At June 30, 2018, the Bank’s maximum borrowing capacity was $664,403 of which $236,261 was outstanding in borrowings.  At December 31, 2017, the Bank’s maximum borrowing capacity was $631,782 of which $173,409 was outstanding in borrowings.  Short-term borrowings were used to fund our loan growth during the first six months of 2018 as deposit balances remained relatively flat.  Short-term borrowings increased $63,775 since year end 2017. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans.  Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes.  This rate resets each day.

11. Income taxes

As a result of the Tax Cut and Jobs Act, signed into law on December 22, 2017,  the statutory tax rate for the Company was lowered to 21% from 35% effective January 1, 2018. This lowered the effective tax rate of the Company to 12.0% and 11.8% for the three and six months ended June 30, 2018 from 22.6% and 21.8% for the three and six months ended June 30, 2017.

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

Operating Environment:

The Federal Open Market Committee (“FOMC”), increased the overnight rate 25 basis points during the second quarter of 2018, marking the second such move in 2018 and the the seventh overall in this cycle of tightening by the FOMC. Projections are for a total of four rate hikes for 2018. The FOMC cited improved labor markets, inflation projections within the committee’s long-term desired 2 percent level and an overall rise in economic activity. Gross domestic

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

product (“GDP”), the value of all goods and services produced in the nation, came in with an initial second quarter reading of 4.1%. This was just under the consensus estimate of 4.2% but marks the first reading above 4.0% since 2014. First quarter 2018 GDP came in at an annualized rate of 2.0%, down from  the final reading of 2.9% in the fourth quarter of 2017 while the consumer price index (“CPI”) increased for the 12 months ended June 30, 2018 at 2.9%, the largest 12 month increase since the period ending February 2012. This is up from 2.4% for the 12 months ended March 31, 2018.

Review of Financial Position:

Total assets increased $66,595, or 6.2% annualized, to $2,235,626 at June 30, 2018, from $2,169,031 at December 31, 2017. Loans, net increased to $1,753,389 at June 30, 2018, compared to $1,693,065 at December 31, 2017, an increase of $60,324 or 7.2% annualized. The increase in loans, net during 2018 has been funded primarily by short-term borrowings which have increased $63,775 since year end. Deposits have been flat when compared to year end due to  a seasonal run-off of our public deposits. Interest-bearing deposits decreased $19,946 while noninterest-bearing deposits increased $19,789. During the second quarter of 2018, total assets increased $45,238 or 2.1% due primarily to loan growth of $27,608 or 1.6%. Deposits decreased $1,157 or 0.1%. Total stockholders’ equity increased $4,568 or 3.5% annualized, from $264,976 at year-end 2017 to $269,544 at June 30, 2018. For the six months ended June 30, 2018, total assets averaged $2,207,399, an increase of $182,098 from $2,025,301 for the same period of 2017.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $275,050 at June 30, 2018, an increase of $2,548, or 0.9% from $272,502 at December 31, 2017. The increase was the result of re-investing the securities cash flow back into the investment portfolio and borrowing short-term to marginally grow the investment portfolio to add liquid assets.  Offsetting the purchases was the market value decline to the available-for-sale portfolio of $3,214 due to higher short-term market rates which continues the flattening of the U.S. treasury curve. Investment securities held-to-maturity totaled $8,780 at June 30, 2018, a decrease of $494 or 5.3% from $9,274 at December 31, 2017 due to payments received from mortgage backed holdings.

For the six months ended June 30, 2018, the investment portfolio averaged $280,901, an increase of $7,991 or 2.9% compared to $272,910 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 27 basis points to 2.60% for the six months ended June 30, 2018, from 2.87% for the comparable period of 2017. Yields on our tax-exempt municipal securities were computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, reflecting the 21% statutory tax rate that became effective for us on January 1, 2018, under the Tax Cuts and Jobs Act of 2017. The change in tax rate in the current period resulted in the entire 27 basis point decline.  Assuming a 21% tax rate in both periods, the taxable-equivalent yield would be higher by 4 basis points in the current period.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $3,517, net of deferred income taxes of $935, at June 30, 2018, and of $977, net of deferred income taxes of $260, at December 31, 2017.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth exceeded our projections and was strong during the six month period ended June 30, 2018. Loans, net increased to $1,753,389 at June 30, 2018 from $1,693,065 at December 31, 2017, an increase of $60,324 or 7.2% annualized. The growth was primarily from commercial real estate loans and to a lesser extent from residential real estate loans. Partially offsetting the increases were reductions to commercial and industrial loans and consumer loans. Commercial real estate loans increased $81,139, or 20.8% annualized, to $867,349 at June 30, 2018 compared to $786,210 at December 31, 2017 due to the continued execution of our strategic market expansion initiative in the Lehigh

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Valley and Greater Delaware Valley. Commercial loans decreased $6,881 or 2.9% annualized, to $469,318 at June 30, 2018 compared to $476,199 at December 31, 2017 due to the payoff of a few large credits. Consumer loans decreased $16,830, or 23.8% on an annualized basis, to $125,891 at June 30, 2018 compared to $142,721 at December 31, 2017. Contributing to the decline in consumer loans were the sale of our credit card portfolio of $2,407 and the sale of one of our student loan portfolios of $3,218, both occurring in the second quarter of 2018.  Additionally, a decrease in dealer indirect auto loan originations resulting from a change in the structure of our loan pricing has led to a decline of $9,350 to that portfolio during 2018.

Residential real estate loans increased $2,896, or 2.0% on an annualized basis, to $290,831 at June 30, 2018 compared to $287,935 at December 31, 2017. The residential real estate loans increase was due to growth in our home equity line of credit portfolio due to increased demand, and a marginal increase in first lien residential mortgages as the majority of new loan orignations are being underwritten based on the Bank’s guidelines and being held in portfolio.

For the six months ended June 30, 2018, loans, net averaged $1,730,669, an increase of $173,821 or 11.2% compared to $1,556,848 for the same period of 2017. The tax-equivalent yield on the loan portfolio was 4.42% for the six months ended June 30, 2018, a 4 basis point increase from the comparable period last year. Yields on our tax-exempt loans were computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, reflecting the 21% statutory tax rate that became effective for us on January 1, 2018, under the Tax Cuts and Jobs Act of 2017. The change in tax rate in the current period resulted in a 6 basis point decline to the crrent period loan yield. The tax-equivalent yield on the loan portfolio increased to 4.46% for the second quarter of 2018 as compared to 4.38% for the first quarter of 2018 and 4.36% for the second quarter of 2017 due to higher market rates and loan yields due to FOMC’s action to increase the Federal Funds rates 75 basis points over the last twelve months.

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

Unused commitments at June 30, 2018, totaled $398,930, consisting of $370,717 in unfunded commitments of existing loan facilities and $28,213 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2017 totaled $404,615, consisting of $381,228 in unfunded commitments of existing loans and $23,387 in standby letters of credit.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2018 and 2017, are summarized as follows:

	2018	2017
United States	4.0%	4.5%
New York (statewide)	4.5	4.8
Pennsylvania (statewide)	4.5	5.2
Broome County	6.0	5.8
Bucks County	3.9	4.4
Lackawanna County	4.8	5.4
Lehigh County	4.8	5.2
Luzerne County	5.6	6.3
Monroe County	5.7	6.1
Montgomery County	3.5	4.0
Northampton County	4.7	5.1
Susquehanna County	4.6	5.3
Wayne County	5.5	5.7
Wyoming County	4.9%	5.8%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The employment conditions improved for the Nation, Pennsylvania, and New York and in all but one of the eleven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates remained elevated relative to historical as well as broader state and national levels for many of our market areas.

Distribution of nonperforming assets

	June 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial	$760	$860
Real estate:
Commercial	3,462	3,454
Residential	2,832	2,994
Consumer	63	177
Total nonaccrual loans	7,117	7,485
Troubled debt restructured loans:
Commercial	1,497	1,577
Real estate:
Commercial	1,164	836
Residential	646	661
Consumer
Total troubled debt restructured loans	3,307	3,074
Accruing loans past due 90 days or more:
Commercial
Real estate:
Commercial
Residential	72	549
Consumer	12	186
Total accruing loans past due 90 days or more	84	735
Total nonperforming loans	10,508	11,294
Foreclosed assets	500	284
Total nonperforming assets	$11,008	$11,578
Nonperforming loans as a percentage of loans, net	0.60%	0.67%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.63%	0.68%

We experienced improvement in our asset quality as evidenced by a decrease in nonperforming assets of $570 or 4.9% to $11,008 or 0.63% of loans, net and foreclosed assets at June 30, 2018, from $11,578 or 0.68% of loans, net and foreclosed assets at December 31, 2017.  Decreases to accruing loans past due ninety days or more and nonaccrual and were partially offset by an increase to restructured loans and other real estate owned.

Accruing loans past due ninety days or more decreased $651 to $84 at June 30, 2018 from $735 at December 31, 2017 due to successful collection and workout activities.  These successful collection and workout activities led to loans on nonaccrual, excluding non-accrual restructured loans, decreasing $368 to $7,117 at June 30, 2018 from $7,485 at December 31, 2017.  Nonaccrual consumer loans decreased $114 due to payments on and charge-offs of our indirect portfolio.  Foreclosed assets increased $216 to $500 at June 30, 2018 from $284 at December 31, 2017.  Other real estate owned comprised eight properties at June 30, 2018 and December 31, 2017.

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

 The allowance for loan losses increased $613 to $19,573, or 1.12% of loans, net at June 30, 2018, from $18,960, or 1.12% of loans, net at the end of 2017. For the six months ended June 30, 2018, net charge-offs were $1,487 or 0.17% of average loans outstanding, a $928 increase compared to $559 or 0.07% of average loans outstanding in the same period of 2017.  One large commercial real estate credit totaling $1,154 was charged off during the second quarter of 2018.

Deposits:

We attract the majority of our deposits from within our eleven county market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2018, total deposits were relatively static decreasing $157 to $1,718,861 from $1,719,018 at December 31, 2017. Interest-bearing deposits decreased $19,946 due to seasonal outflows of our public deposits and rate sensitive depositers searching for higher yields, while noninterest-bearing deposits increased $19,789. Interest-bearing transaction accounts, including NOW and money market accounts, decreased $12,772, or 3.9% annualized, to $655,456 at June 30, 2018, from $668,228 at December 31, 2017, savings accounts increased $2,905, or 1.5% annualized to $390,732 as of June 30, 2018 from $387,827 at December 31, 2017 and time deposits less than $250 decreased $14,963, or 13.7% annualized, to $205,849 at June 30, 2018, from $220,812 at December 31, 2017. Time deposits $250 or more increased $4,884, or 16.0% annualized to $66,306 at June 30, 2018 from $61,422 at year end 2017.

For the six months ended June 30, 2018 interest-bearing deposits averaged $1,325,523 in 2018 compared to $1,257,313 in 2017, an increase of $68,210, or 5.4%. The cost of interest-bearing deposits was 0.58% in 2018 compared to 0.48% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.78% in 2018 and 0.59% in 2017. The higher costs are due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 75 basis points over the last twelve months as well as the increased reliance on higher cost short-term borrowings in 2018 when compared to 2017.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at June 30, 2018, totaled $187,450 compared to $123,675 at December 31, 2017, an increase of $63,775. Long-term debt was $48,911 at June 30, 2018, compared to $49,734 at year end 2017. Higher short-term borrowings were the result of funding the majority of our loan growth during the first six months of 2018, whereas the decline in long-term debt was a product of monthly contractual amortized payments made during the six months ended June 30, 2018.

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

Our cumulative one-year RSA/RSL ratio equaled 1.37% at June 30, 2018. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at June 30, 2018, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2018, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits. We will continue to monitor our IRR throughout 2018 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2018. Our noncore funds at June 30, 2018, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 18.3%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 12.5%. Comparatively, our overall noncore dependence ratio at year-end 2017 was 16.1% and our net short-term noncore funding dependence ratio was 11.1%, indicating that our reliance on noncore funds has increased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $2,109 during the six months ended June 30, 2018. Cash and cash equivalents increased $1,460 for the same period last year. For the six months ended June 30, 2018, net cash inflows of $15,048 from operating activities and $57,985 from financing activities were more than offset by net cash outflows of $75,142 from investing activities. For the same period of 2017, net cash inflows of $11,542 from

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

operating activities and $53,917 from financing activities were partially offset by net cash outflows of $63,999 from investing activities.

Operating activities provided net cash of $15,048 for the six months ended June 30, 2018, and $11,542 for the corresponding six months of 2017. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $75,142 for the six months ended June 30, 2018, compared to using net cash $63,999 for the same period of 2017. In 2018 and 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $57,985 for the six months ended June 30, 2018, and provided net cash of $53,917 for the corresponding six months of 2017. Deposit gathering is our predominant financing activity. In the event that loan growth should exceed the growth in deposits, short-term borrowings fill in the gap in funding. Deposits were flat for the six months ended June 30, 2018. Comparatively, deposits increased $50,676 for the same period of 2017. The lack of growth in deposits in 2018 was supplemented by an increase of $63,775 in short-term borrowings. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. Short term borrowings decreased $8,800 in the six months ended June 30, 2017.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $269,544 or $36.43 per share at June 30, 2018, compared to $264,976 or $35.82 per share at December 31, 2017. Net income of $11,811 for the six months ended June 30, 2018 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $4,810, stock based compensation of $105, and other comprehensive loss resulting from market value fluctuations in the investment portfolio of $2,538.

Dividends declared equaled $0.65 per share through the first six months of 2018 and $0.62 per share for the same period of 2017. The dividend payout ratio was 40.6% for the six months ended June 30, 2018 and 44.0% for the same period of 2017. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2018, the Bank’s Tier 1 capital to total average assets was 9.59% as compared to 9.68% at December 31, 2017. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.51% and the total capital to risk weighted asset ratio was 12.61% at June 30, 2018. These ratios were 11.53% and 12.63% at December 31, 2017. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.51% at June 30, 2018 compared to 11.53% at December 31, 2017. The Bank was deemed to be well-capitalized under regulatory standards at June 30, 2018. Additionally, as of June 30, 2018, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the second quarter of 2018 equaled $5,957 or $0.81 per share compared to $5,659 or $0.76 per share for the second quarter of 2017. The increase in earnings for the current period is the product of higher net interest income due to growth in our average earning assets of $172.3 million since the year ago period and a reduction in income taxes due to the Tax Cuts and Jobs Act of 2017, which reduced the corporate tax rate to 21% effective January 1, 2018. These increases were partially offset by higher non-interest expenses related to our market expansion initiative. In the second quarter of 2017, we entered into and executed a merchant asset purchase agreement with a third party to sell and transfer our merchant business. This sale resulted in a gain of $2,278. In the second quarter of 2018, we entered into a credit card account purchase agreement with a third party to sell our credit card portfolio. The sale resulted in a pre-tax gain of $291. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.08% for the second quarter of 2018 compared to 1.11% for the same period of 2017. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 8.90% for the second quarter of 2018 compared to 8.71% for the comparable period in 2017. Net income through six months in 2018 equaled $11,811 or $1.60 per share compared to $10,459 or $1.41 per share for the same period of 2017. Our ROA and ROE were 1.08% and 8.90% through six months in 2018 compared to 1.04% and 8.13% for the same period of 2017.

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

For the three months ended June 30, tax-equivalent net interest income increased $1,090 to $18,057 in 2018 from $16,967 in 2017. The net interest spread decreased to 3.39% for the three months ended June 30, 2018 from 3.54% for the three months ended June 30, 2017. The tax-equivalent net interest margin decreased to 3.58% for the second quarter of 2018 from 3.68% for the comparable period of 2017. Eight basis points of that decrease is attributable to the lowering of the statutory federal tax rate to 21% in 2018 compared to 35% in the year ago period. The tax-equivalent net interest margin for the first quarter of 2018 was 3.57%.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended June 30, tax-equivalent interest income on earning assets increased $2,079, to $21,172 in 2018 as compared to $19,093 in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased 6 basis points for the three months ended June 30, 2018 to 4.20% as compared to 4.14% for the three months ended June 30, 2017. The increase in the yield on earning assets resulted from a 10 basis point increase in loan yields, 4.46% for the second quarter of 2018 compared to 4.36% for the same period last year. Loan yields increased as the Federal Open Market Committee (“FOMC”) has increased the effective fedral funds rate 75 basis points in 2017 and 50 basis points in 2018. The overall yield earned on investments decreased 25 basis points for the second quarter of 2018 to 2.60% from 2.85% for the second quarter of 2017. Average investment balances were $11,334 higher when comparing the current and year ago quarter.

Total interest expense increased $989, to $3,115 for the three months ended June 30, 2018 from $2,126 for the three months ended June 30, 2017. An increase in the average balance of interest bearing liabilities of $124,198 combined with a 21 basis point increase in the cost of funds comparing the three months ended June 30, 2018 and 2017 caused the increase. Average short-term borrowings increased $75,857 to $163,596 for the quarter ended June 30, 2018 compared to $87,739 for the corresponding year ago period as short-term borrowing were used to fund a portion of the loan demand.  The increase in interest expense for the three and six months ended June 30, 2018 was primarily due to higher deposit and borrowing costs which were impacted by the actions of the FOMC to increase the federal funds rate 75 basis points in 2017 and 50 basis points in 2018.

For the six months ended June 30, tax-equivalent net interest income increased $2,032 to $35,661 in 2018 from $33,629 in 2017. The net interest spread decreased to 3.39% for the six months ended June 30, 2018 from 3.57% for the six months ended June 30, 2017. The tax-equivalent net interest margin for the six months ended June 30 was 3.57% in 2018 compared to 3.71% in 2017. Nine basis points of that decrease is attributable to the lowering of the statutory federal tax rate to 21% in 2018 compared to 35% in the year ago period.

For the six months ended June 30, 2018, tax-equivalent interest income increased $3,872, to $41,583 compared to $37,711 for the six months ended June 30, 2017. A volume variance in interest income of $4,168 attributable to an increase in the average balance of earning assets was partially offset by a $296 unfavorable rate variance due primarily to a decrease in the yield on tax exempt loans and investments for the six months ended June 30, 2018 from the same period in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the six months ended June 30, 2018 to 4.17% as compared to 4.16% for the six months ended June 30, 2017.

Total interest expense increased $1,840 to $5,922 for the six months ended June 30, 2018 from $4,082 for the six months ended June 30, 2017. The average balance of interest bearing liabilities increased to $1,538,115 for the six months ended June 30, 2018, as compared to $1,399,812 for the six months ended June 30, 2017. A volume variance in short-term borrowings caused interest expense to increase $523. Adding to the volume variance, a rate variance of $1,317 resulted in the increased interest expense through six months in 2018. The cost of funds increased to 0.78% for the six months ended June 30, 2018 as compared to 0.59% for the same period in 2017, the result of higher short-term market rates resulting from the FOMC’s actions of raising the targeted federal funds rate.

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

	Three months ended
	June 30, 2018			June 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,616,729	$18,239	4.52%	$1,464,401	$15,945	4.37%
Tax-exempt	122,876	1,103	3.60	114,287	1,223	4.29
Total loans	1,739,605	19,342	4.46	1,578,688	17,168	4.36
Investments:
Taxable	178,957	991	2.22	159,841	768	1.93
Tax-exempt	103,279	837	3.25	111,061	1,156	4.17
Total investments	282,236	1,828	2.60	270,902	1,924	2.85
Interest-bearing deposits	342	2	2.35	307	1	1.31
Federal funds sold
Total earning assets	2,022,183	21,172	4.20%	1,849,897	19,093	4.14%
Less: allowance for loan losses	20,094			17,368
Other assets	216,013			214,281
Total assets	$2,218,102	$21,172		$2,046,810	$19,093
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$290,194	$557	0.77%	$255,298	$334	0.52%
NOW accounts	367,456	475	0.52	330,461	344	0.42
Savings accounts	395,750	123	0.12	403,827	128	0.13
Time deposits less than $100	146,940	426	1.16	158,192	429	1.09
Time deposits $100 or more	126,696	378	1.20	122,681	294	0.96
Short-term borrowings	163,596	841	2.06	87,739	248	1.13
Long-term debt	49,136	315	2.57	57,372	349	2.44
Total interest-bearing liabilities	1,539,768	3,115	0.81	1,415,570	2,126	0.60
Noninterest-bearing deposits	394,461			356,282
Other liabilities	15,376			14,305
Stockholders’ equity	268,497			260,653
Total liabilities and stockholders’ equity	$2,218,102	3,115		$2,046,810	2,126
Net interest income/spread		$18,057	3.39%		$16,967	3.54%
Net interest margin			3.58%			3.68%
Tax-equivalent adjustments:
Loans		$232			$428
Investments		176			404
Total adjustments		$408			$832

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2018			June 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,606,666	$35,748	4.49%	$1,446,959	$31,486	4.39%
Tax-exempt	124,003	2,204	3.58	109,889	2,340	4.29
Total loans	1,730,669	37,952	4.42	1,556,848	33,826	4.38
Investments:
Taxable	175,316	1,903	2.19	159,717	1,505	1.90
Tax-exempt	105,585	1,724	3.29	113,193	2,378	4.24
Total investments	280,901	3,627	2.60	272,910	3,883	2.87
Interest-bearing deposits	506	4	1.59	328	2	1.23
Federal funds sold
Total earning assets	2,012,076	41,583	4.17%	1,830,086	37,711	4.16%
Less: allowance for loan losses	19,659			16,867
Other assets	214,982			212,082
Total assets	$2,207,399	$41,583		$2,025,301	$37,711
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$287,156	$1,026	0.72%	$248,067	$606	0.49%
NOW accounts	368,590	944	0.52	326,132	682	0.42
Savings accounts	393,471	244	0.13	401,066	253	0.13
Time deposits less than $100	149,831	849	1.14	159,358	845	1.07
Time deposits $100 or more	126,475	730	1.16	122,690	577	0.95
Short-term borrowings	163,282	1,508	1.86	84,886	422	1.00
Long-term debt	49,310	621	2.54	57,613	697	2.44
Total interest-bearing liabilities	1,538,115	5,922	0.78	1,399,812	4,082	0.59
Noninterest-bearing deposits	385,840			351,451
Other liabilities	15,712			14,587
Stockholders’ equity	267,732			259,451
Total liabilities and stockholders’ equity	$2,207,399	5,922		$2,025,301	4,082
Net interest income/spread		$35,661	3.39%		$33,629	3.57%
Net interest margin			3.57%			3.71%
Tax-equivalent adjustments:
Loans		$463			$819
Investments		362			832
Total adjustments		$825			$1,651

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2018.

The provision for loan losses totaled $2,100 for the six months ended June 30, 2018 and $2,400 for the six months ended June 30, 2017. For the three months ended June 30, the provision for loan losses was $1,050 in 2018 and $1,200 in 2017.

Noninterest Income:

Noninterest income for the second quarter decreased $2,716 or 42.6% to $3,663 in 2018 from $6,379 in 2017. As previously stated, in the second quarter of 2017, we entered into and executed a merchant asset purchase agreement with a third party to sell and transfer our merchant business. This sale resulted in a gain of $2,278. There is no comparable gain in the corresponding period of 2018. For the six months ended June 30, 2018, noninterest income totaled $7,235, a decrease of $2,926 or 28.8% from $10,161 for the comparable period of 2017.  Service charges, fees and commissions increased $1,010 or 31.0% to $4,264 through six months in 2018 from $3,254 for the same period in 2017.  Included in service charges, fees and commissions in the current period  is an accrual for death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $365, with no comparable amount in the year ago period.  Additionally, a positive credit value adjustment of $85 related to our swap transactions was recognized in the current period with no comparable transaction in the year ago period.  Merchant services income decreased $1,634 to $559 for the six months ended June 30, 2018 from $2,193 for the same period last year due to the sale of our merchant services business during the second quarter of 2017. Additionally, the entire gain of $2,278 related to the merchant business sale was recognized within the second quarter of 2017; the gain of $291 from the sale of our credit card portfolio was recognized in the second quarter of 2018.  Income generated from commissions and fees on fiduciary activities decreased $20 to $982 for the six months ended June 30, 2018 in comparison to $1,002 for the same period in 2017 due to fewer executor fees generated in 2018. Income generated from our wealth management division increased $76 to $743 through the first six months of 2018 in comparison to $667 over that same period in 2017 due to an increase in the volume of transactions in 2018 compared to the year ago period. Mortgage banking income decreased $74 to $309 for the first six months of 2018 compared to $383 for the comparable period in 2017 as the volume of loans originated for sale declined. Life insurance investment income was slightly lower by $6 to $378 for the six months ended June 30, 2018 from $384 for the same period in 2017.

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

For the second quarter, noninterest expense decreased $506 or 3.6% to $13,496 in 2018 from $14,002 in 2017. For the six months ended June 30, noninterest expense increased $219 or 0.8% to $26,577 in 2018 from $26,358 in 2017. Personnel costs increased 7.9%, net occupancy and equipment costs increased 14.2%, merchant services expense decreased 99.9% due to the sale of our merchant service business in the second quarter of 2017 and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses increased by 5.4% comparing year-to-date 2018 and 2017.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $7,390 for the second quarter of 2018, an increase of $364 or 5.2% when compared to the second quarter of 2017. Salaries and employee benefits expense totaled $14,345 for the six months ending June 30, 2018, an increase of $1,044 or 7.9% when compared to $13,301 for the same period of 2017. Costs related to our build out of our expansion plan contributed to the increase. Additional resources have been put in place to support our expansion and to continue our momentum in the

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Lehigh Valley and King of Prussia markets. The opening of our newest office located on Tilghman Street in West Allentown occurred in July of 2017.

We experienced a $270 or 11.0% increase in net occupancy and equipment expense comparing the second quarter of 2018 at $2,720 and 2017 at $2,450. The six months ended June 30, 2018 resulted in a $690 or 14.2% increase to $5,534 in net occupancy and equipment expense compared to $4,844 for the same period in 2017. Expenses for our expansion into the greater Lehigh Valley which were not incurred during the first half of 2017 were in full effect in 2018. In general, as we expand and increase our presence in new markets, the costs associated with the maintenance and upkeep of new infrastructure within those markets increases.

Merchant services expense for the three months ended June 30, 2018 was $1, a substantial decrease of $1,032 from the $1,033 of expense for the same period in 2017. For the six months ended June 30, the decrease in merchant services expense was $1,760 comparing $3 in 2018 and $1,763 in 2017. The decreases are the result of selling our merchant services business during the second quarter of 2017.

For the second quarter, all other expense categories decreased $70 or 2.2% to $3,165 from $3,235 comparing 2018 to 2017. For the three months ended June 30, 2018, consulting and advisory expenses were lower by $144 due primarily to expenses related to the sale of the merchant business which were incurred in the second quarter of 2017. These expenses were not replicated in the second quarter of 2018. FDIC insurance and assessments were higher during the current quarter by $58. For the six months ended June 30, all other expense categories increased $321 or 5.4% to $6,245 in 2018 compared to $5,924 in 2017. FDIC assessments increased $217, or 59.3% when comparing the first half of 2018 to the same period in 2017, the result of an increase in average assets at the bank level when comparing 2018 to 2017 coupled with a 17.3% increase in the multiplier used to calculate the assessment when comparing those two periods. Donations increased $101, or 18.2% in the first half of 2018 when compared to the same period in 2017 as the level of giving back to the communities we serve has grown with the expansion into new markets.

Income Taxes:

We recorded income tax expense of $811 or 12.0% of pre-tax income, and $1,653 or 22.6% of pre-tax income for the three months ended June 30, 2018 and 2017. We recorded income tax expense of $1,585 or 11.8% of pre-tax income, and $2,922 or 21.8% of pre-tax income for the six months ended June 30, 2018 and 2017. The six months ended June 30, 2018 and 2017 include before tax investment tax credits of $543 and $464, respectively. The decrease in the statutory tax rate to 21% in 2018 from 35% in 2017 resulted in the significant reduction in the effective tax rate between the two reporting periods.

Peoples Financial Services Corp.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk to our earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily IRR, which arises from our lending, investing and deposit gathering activities. Our market risk sensitive instruments consist of non-derivative financial instruments, none of which are entered into for trading purposes. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in reported earnings and/or the market value of net worth. Variations in interest rates affect the underlying economic value of assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to interest rates. Interest rate changes affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. IRR is inherent in the role of banks as financial intermediaries.

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2018, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2018
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(3.5)	(20.0)	(2.8)	(40.0)
+300	(2.3)	(20.0)	(1.8)	(30.0)
+200	(1.3)	(10.0)	(1.1)	(20.0)
+100	(0.4)	(10.0)	0.4	(10.0)
Static
(100)	(4.1)	(10.0)	(7.1)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2019, would decrease slightly at 0.4 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2017.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at June 30, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable

Peoples Financial Services Corp.

assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2018 and through the date of this quarterly report on Form 10-Q.

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

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
April 30, 2018		$		225,000
May 31, 2018		$		225,000
June 30, 2018		$		225,000

Item 3. Defaults upon Senior Securities.

None.

Peoples Financial Services Corp.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page

31.1	PFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	51

31.2	PFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	52

32	PEO and PFO Certifications Pursuant to Section 1350.	53

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 7, 2018	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)