Form 10-Q
period 2018-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2018-11-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company as defined in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,399,054 at October 31, 2018.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2018

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	( Unaudited )
	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks:
Cash and due from banks	$40,458	$36,336
Interest-bearing deposits in other banks	137	1,152
Total cash and due from banks	40,595	37,488
Investment securities:
Available-for-sale	274,794	272,502
Equity investments carried at fair value	291	46
Held-to-maturity: Fair value September 30, 2018, $8,435; December 31, 2017, $9,547	8,551	9,274
Total investment securities	283,636	281,822
Loans, net	1,779,445	1,693,065
Less: allowance for loan losses	20,413	18,960
Net loans	1,759,032	1,674,105
Loans held for sale	98	106
Premises and equipment, net	37,467	37,557
Accrued interest receivable	6,565	6,936
Goodwill	63,370	63,370
Intangible assets, net	2,507	3,178
Other assets	64,573	64,469
Total assets	$2,257,843	$2,169,031

Liabilities:
Deposits:
Noninterest-bearing	$404,293	$380,729
Interest-bearing	1,423,571	1,338,289
Total deposits	1,827,864	1,719,018
Short-term borrowings	99,450	123,675
Long-term debt	48,461	49,734
Accrued interest payable	745	497
Other liabilities	8,352	11,131
Total liabilities	1,984,872	1,904,055

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,399,054 shares at September 30, 2018 and 7,396,505 at December 31, 2017	14,798	14,793
Capital surplus	135,226	135,043
Retained earnings	132,631	121,353
Accumulated other comprehensive loss	(9,684)	(6,213)
Total stockholders’ equity	272,971	264,976
Total liabilities and stockholders’ equity	$2,257,843	$2,169,031

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2018	2017	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$18,798	$16,535	$54,546	$48,021
Tax-exempt	919	813	2,660	2,334
Interest and dividends on investment securities:
Taxable	998	714	2,790	2,130
Tax-exempt	639	716	2,001	2,262
Dividends	16	13	51	37
Interest on interest-bearing deposits in other banks	49	40	131	107
Total interest income	21,419	18,831	62,179	54,891

Interest expense:
Interest on deposits	2,342	1,654	6,135	4,617
Interest on short-term borrowings	809	177	2,317	599
Interest on long-term debt	315	344	936	1,041
Total interest expense	3,466	2,175	9,388	6,257
Net interest income	17,953	16,656	52,791	48,634
Provision for loan losses	1,050	1,200	3,150	3,600
Net interest income after provision for loan losses	16,903	15,456	49,641	45,034

Noninterest income:
Service charges, fees and commissions	1,883	2,156	5,856	5,410
Merchant services income	128	165	687	2,358
Commission and fees on fiduciary activities	570	540	1,552	1,542
Wealth management income	305	414	1,048	1,081
Mortgage banking income	163	193	472	576
Life insurance investment income	190	193	568	577
Net unrealized gain on equity investment securities	14		14
Net gain on sale of credit card loans			291
Net gain on sale of merchant services business				2,278
Total noninterest income	3,253	3,661	10,488	13,822

Noninterest expense:
Salaries and employee benefits expense	6,946	6,550	21,291	19,851
Net occupancy and equipment expense	2,681	2,483	8,215	7,327
Merchant services expense	3	33	6	1,796
Amortization of intangible assets	220	259	670	785
Professional fees and outside services	431	472	1,500	1,757
FDIC insurance and assessments	247	241	830	607
Donations	355	323	1,011	878
Other expenses	1,654	2,119	5,591	5,837
Total noninterest expense	12,537	12,480	39,114	38,838
Income before income taxes	7,619	6,637	21,015	20,018
Income tax expense	902	1,287	2,487	4,209
Net income	6,717	5,350	18,528	15,809

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available-for-sale	(1,179)	(381)	(4,394)	1,076
Income tax (benefit) expense	(248)	(133)	(925)	377
Other comprehensive (loss) income, net of income taxes	(931)	(248)	(3,469)	699
Comprehensive income	$5,786	$5,102	$15,059	$16,508

Per share data:
Net income:
Basic	$0.91	$0.72	$2.50	$2.14
Diluted	$0.91	$0.72	$2.50	$2.14
Average common shares outstanding:
Basic	7,399,054	7,396,505	7,397,373	7,395,612
Diluted	7,399,054	7,396,505	7,397,373	7,395,612
Dividends declared	$0.33	$0.32	$0.98	$0.94

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Stock based compensation		188			188
Net income			18,528		18,528
Other comprehensive loss, net of income taxes				(3,469)	(3,469)
Dividends declared: $0.98 per share			(7,252)		(7,252)
Reclassification related to adoption of ASU 2016-01			2	(2)
Common stock grants awarded, net of unearned compensation of $103: 2,548 shares	5	(5)
Balance, September 30, 2018	$14,798	$135,226	$132,631	$(9,684)	$272,971

Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$256,618
Stock based compensation		122			122
Net income			15,809		15,809
Other comprehensive income, net of income taxes				699	699
Dividends declared: $0.94 per share			(6,952)		(6,952)
Common stock grants awarded, net of unearned compensation of $53: 2,362 shares	5	(5)
Balance, September 30, 2017	$14,793	$134,988	$119,971	$(3,456)	$266,296

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2018	2017
Cash flows from operating activities:
Net income	$18,528	$15,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,728	1,401
Amortization of deferred loan costs	729	662
Amortization of intangibles	670	785
Amortization of low income housing partnerships	349	352
Provision for loan losses	3,150	3,600
Net gain on sale of other real estate owned	(17)	(50)
Loans originated for sale	(9,931)	(16,927)
Proceeds from sale of loans originated for sale	10,013	16,622
Net gain on sale of loans originated for sale	(74)	(155)
Net amortization of investment securities	1,718	2,130
Net gain on sale of credit card loans held for sale	(291)
Net gain on sale of merchant services business		(2,278)
Life insurance investment income	(568)	(577)
Stock based compensation	188	122
Net change in:
Accrued interest receivable	371	320
Other assets	516	(1,780)
Accrued interest payable	248	19
Other liabilities	(2,967)	2,665
Net cash provided by operating activities	24,360	22,720
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available-for-sale	24,087	44,489
Held-to-maturity	710	936
Purchases of investment securities:
Available-for-sale	(32,723)	(45,254)
Net redemption of restricted equity securities	735	710
Proceeds from sale of student loan portfolio	5,103
Proceeds from sale of credit card loan portfolio	2,407
Net increase in lending activities	(96,916)	(101,320)
Purchases of premises and equipment	(1,979)	(5,514)
Proceeds from the sale of premises and equipment	341
Proceeds from investment in life insurance	304
Proceeds from the sale of merchant services business		2,300
Proceeds from sale of other real estate owned	582	487
Net cash used in investing activities	(97,349)	(103,166)
Cash flows from financing activities:
Net increase in deposits	108,846	99,098
Repayment of long-term debt	(1,273)	(7,935)
Net decrease in short-term borrowings	(24,225)	(10,800)
Cash dividends paid	(7,252)	(6,952)
Net cash provided by financing activities	76,096	73,411
Net increase (decrease) in cash and cash equivalents	3,107	(7,035)
Cash and cash equivalents at beginning of period	37,488	39,941
Cash and cash equivalents at end of period	$40,595	$32,906

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2018	2017
Supplemental disclosures:
Cash paid during the period for:
Interest	$9,140	$6,238
Income taxes	2,550	4,100
Noncash items:
Transfers of loans to other real estate	$623	$479

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the operating results or financial position of the Company. The operating results and financial position of the Company for the three and nine months ended and as of September 30, 2018, are not necessarily indicative of the results of operations and financial position that may be expected in the future.

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

Recent accounting standards:

In March 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118. The amendments were effective upon addition to the FASB Codification. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments in this ASU are effective for annual periods, and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

interim periods within those annual periods, beginning after December 15, 2018. Accordingly, the Company will adopt this guidance on January 1, 2019. Once adopted, the Company will recognize ROU assets and lease liabilities for the majority of its operating lease commitments. The amounts of ROU and corresponding lease liabilities recorded upon adoption will be based primarily on the present value of unpaid future minimum lease payments as of January 1, 2019. The amounts will also be impacted by assumptions around renewals and extensions, and the interest rate used to discount those future lease obligations. As of September 30, 2018, the Company has approximately $4,555 in minimum lease payments due under such agreements for the period January 1, 2019 and forward. While these leases represent a majority of the leases within the scope of the standard, the leases are subject to change as a result of the execution of new leases and the termination of existing leases prior to the effective date, as well as the identification of potential leases through the date of adoption.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company).

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements”. In accordance with the Concepts Statement, this ASU removes, modifies and adds select disclosure requirements under Topic 820 after consideration of costs and benefits. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public entities, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles – Goodwill and Other–Internal-Use Software (Subtopic 350-40): “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. ASU 2018-15 requires that a customer in a hosting arrangement that is a service contract follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense, as well as requiring costs that cannot be capitalized to be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 for public entities, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have a material effect on the operating results or financial position of the Company.

Refer to Note 1 to the Company’s consolidated financial statements included in the 2017 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 for a discussion of additional accounting guidance applicable to the Company that will be adopted in future periods and accounting guidance adopted by the Company during those periods.

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale and benefit plan adjustments.

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(5,631)	$(1,237)
Income tax	(1,183)	(260)
Net of income taxes	(4,448)	(977)
Benefit plan adjustments	(6,628)	(6,628)
Income tax	(1,392)	(1,392)
Net of income taxes	(5,236)	(5,236)
Accumulated other comprehensive loss	$(9,684)	$(6,213)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Other comprehensive income (loss) and related tax effects for the three and nine months ended September 30, 2018 and 2017 is as follows:

Three Months Ended September 30,	2018	2017
Unrealized loss on investment securities available-for-sale	$(1,179)	$(381)
Net gain on the sale of investment securities available-for-sale
Other comprehensive loss before taxes	(1,179)	(381)
Income tax	(248)	(133)
Other comprehensive loss	$(931)	$(248)

Nine Months Ended September 30,	2018	2017
Unrealized (loss) gain on investment securities available-for-sale	$(4,394)	$1,076
Net gain on the sale of investment securities available-for-sale
Other comprehensive (loss) income before taxes	(4,394)	1,076
Income tax	(925)	377
Other comprehensive (loss) income	$(3,469)	$699

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

There were no shares considered anti-dilutive for the three and nine month periods ended September 30, 2018 and 2017.

	2018		2017
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net Income	$6,717	$6,717	$5,350	$5,350
Average common shares outstanding	7,399,054	7,399,054	7,396,505	7,396,505
Earnings per share	$0.91	$0.91	$0.72	$0.72

	2018		2017
For the Nine Months Ended September 30	Basic	Diluted	Basic	Diluted
Net Income	$18,528	$18,528	$15,809	$15,809
Average common shares outstanding	7,397,373	7,397,373	7,395,612	7,395,612
Earnings per share	$2.50	$2.50	$2.14	$2.14

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,941		$711	$25,230
U.S. Government-sponsored enterprises	95,089		3,317	91,772
State and municipals:
Taxable	13,576	$237		13,813
Tax-exempt	90,535	495	1,061	89,969
Residential Mortgage-backed securities:
U.S. Government agencies	13,719		134	13,585
U.S. Government-sponsored enterprises	35,284	1	811	34,474
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,281		330	5,951
Total	$280,425	$733	$6,364	$274,794
Held-to-maturity:
Tax-exempt state and municipals	$6,856	$2	$185	$6,673
Residential Mortgage-backed securities:
U.S. Government agencies	45			45
U.S. Government-sponsored enterprises	1,650	72	5	1,717
Total	$8,551	$74	$190	$8,435

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,042		$228	$19,814
U.S. Government-sponsored enterprises	95,358	$30	1,740	93,648
State and municipals:
Taxable	14,559	488		15,047
Tax-exempt	103,199	1,136	502	103,833
Residential Mortgage-backed securities:
U.S. Government agencies	14,517	2	85	14,434
U.S. Government-sponsored enterprises	19,752	10	231	19,531
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,315		120	6,195
Total	$273,742	$1,666	$2,906	$272,502
Held-to-maturity:
Tax-exempt state and municipals	$6,859	$152	$13	$6,998
Residential Mortgage-backed securities:
U.S. Government agencies	54			54
U.S. Government-sponsored enterprises	2,361	138	4	2,495
Total	$9,274	$290	$17	$9,547

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At September 30, 2018 and December 31, 2017, we had $291 thousand and $46 thousand, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At December 31, 2017, net unrealized gains of $3 thousand had been recognized in AOCI. On January 1, 2018, these unrealized gains, net of income tax were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. At September 30, 2018, the fair value of our equity portfolio exceeded the cost basis by $14. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2018 (in thousands):

	Three months ended	Nine months ended
September 30, 2018	September 30, 2018	September 30, 2018
Net gains recognized during the period on equity securities	$14	$14
Less: Net gains and (losses) recognized during the period on equity securities sold during the period
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$14	$14

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $7,785 and $8,520 at September 30, 2018 and December 31, 2017, respectively and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 and VISA Class B stock with a carry cost of $0 at September 30, 2018 and December 31, 2017, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

Peoples Bank owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Bank’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of September 30, 2018), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of September 30, 2018, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2018, is summarized as follows:

Fair
September 30, 2018	Value
Within one year	$34,805
After one but within five years	156,767
After five but within ten years	16,149
After ten years	13,063
220,784
Mortgage-backed securities	54,010
Total	$274,794

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2018, is summarized as follows:

	Amortized	Fair
September 30, 2018	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,856	$6,673
	6,856	6,673
Mortgage-backed securities	1,695	1,762
Total	$8,551	$8,435

Securities with a carrying value of $164,516 and $163,936 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2018 and December 31, 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$8,711	$169	$16,519	$542	$25,230	$711
U.S. Government-sponsored enterprises	16,813	337	74,959	2,980	91,772	3,317
State and municipals:
Tax-exempt	52,220	893	14,529	353	66,749	1,246
Residential Mortgage-backed securities:
U.S. Government agencies	6,423	33	7,162	101	13,585	134
U.S. Government-sponsored enterprises	21,705	322	13,261	494	34,966	816
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises			5,951	330	5,951	330
Total	$105,872	$1,754	$132,381	$4,800	$238,253	$6,554

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,350	$170	$2,464	$58	$19,814	$228
U.S. Government-sponsored enterprises	39,096	445	51,365	1,295	90,461	1,740
State and municipals:
Tax-exempt	54,788	454	3,808	61	58,596	515
Residential Mortgage-backed securities:
U.S. Government agencies	9,484	39	3,968	46	13,452	85
U.S. Government-sponsored enterprises	12,537	103	6,504	132	19,041	235
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,195	120			6,195	120
Total	$139,450	$1,331	$68,109	$1,592	$207,559	$2,923

The Company had 209 investment securities, consisting of 118 tax-exempt state and municipal obligations, nine U.S. Treasury securities, 38 U.S. Government-sponsored enterprise securities, and 44 mortgage-backed securities that were in unrealized loss positions at September 30, 2018. Of these securities, six U.S. Treasury securities, 30 U.S. Government-sponsored enterprise securities, 23 tax-exempt state and municipal obligations, and 28 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2018. There was no OTTI recognized for the three or nine months ended September 30, 2018 and 2017.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2018 and December 31, 2017 are summarized as follows. Net deferred loan costs were $930 and $575 at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commercial	$478,128	$476,199
Real estate:
Commercial	881,071	786,210
Residential	297,819	287,935
Consumer	122,427	142,721
Total	$1,779,445	$1,693,065

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

		Real estate
September 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2018	$5,749	$7,506	$4,962	$1,356	$19,573
Charge-offs	(148)	(63)		(117)	(328)
Recoveries	12	26	13	67	118
Provisions	289	536	164	61	1,050
Ending balance	$5,902	$8,005	$5,139	$1,367	$20,413

		Real estate
September 30, 2017	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2017	$4,426	$6,587	$5,196	$1,593	$17,802
Charge-offs	(17)		(82)	(169)	(268)
Recoveries	3	41	4	49	97
Provisions	358	566	175	101	1,200
Ending balance	$4,770	$7,194	$5,293	$1,574	$18,831

		Real estate
September 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$5,052	$7,548	$4,980	1,380	18,960
Charge-offs	(150)	(1,232)	(381)	(389)	(2,152)
Recoveries	128	83	80	164	455
Provisions	872	1,606	460	212	3,150
Ending balance	$5,902	$8,005	$5,139	$1,367	$20,413

		Real estate
September 30, 2017	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2017	$3,799	$5,847	$4,707	$1,608	$15,961
Charge-offs	(49)	(367)	(105)	(489)	(1,010)
Recoveries	16	96	30	138	280
Provisions	1,004	1,618	661	317	3,600
Ending balance	$4,770	$7,194	$5,293	$1,574	$18,831

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2018 and December 31, 2017 is summarized as follows:

			Real estate
September 30, 2018	Commercial		Commercial		Residential		Consumer		Total
Allowance for loan losses:
Ending balance		$5,902		$8,005		$5,139		$1,367		$20,413
Ending balance: individually evaluated for impairment		93		462		362		14		931
Ending balance: collectively evaluated for impairment		5,809		7,543		4,777		1,353		19,482
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$
Loans receivable:
Ending balance		$478,128		$881,071		$297,819		$122,427		$1,779,445
Ending balance: individually evaluated for impairment		1,996		4,538		3,651		156		10,341
Ending balance: collectively evaluated for impairment		475,833		875,988		294,141		122,271		1,768,233
Ending balance: loans acquired with deteriorated credit quality		$299		$545		$27	$			$871

			Real estate
December 31, 2017	Commercial		Commercial		Residential		Consumer		Total
Allowance for loan losses:
Ending balance		$5,052		$7,548		$4,980		$1,380		$18,960
Ending balance: individually evaluated for impairment		159		263		336		8		766
Ending balance: collectively evaluated for impairment		4,893		7,285		4,644		1,372		18,194
Ending balance: loans acquired with deteriorated credit quality	$		$		$		$		$
Loans receivable:
Ending balance		$476,199		$786,210		$287,935		$142,721		$1,693,065
Ending balance: individually evaluated for impairment		2,121		3,644		3,763		177		9,705
Ending balance: collectively evaluated for impairment		473,736		781,921		284,142		142,544		1,682,343
Ending balance: loans acquired with deteriorated credit quality		$342		$645		$30	$			$1,017

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2018 and December 31, 2017:

		Special
September 30, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$473,685	$1,542	$2,901	$	$478,128
Real estate:
Commercial	856,513	11,920	12,638		881,071
Residential	292,530	361	4,928		297,819
Consumer	122,210		217		122,427
Total	$1,744,938	$13,823	$20,684	$	$1,779,445

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$472,185	$1,958	$2,056	$	$476,199
Real estate:
Commercial	764,320	13,015	8,875		786,210
Residential	282,484	18	5,433		287,935
Consumer	142,507		214		142,721
Total	$1,661,496	$14,991	$16,578	$	$1,693,065

Information concerning nonaccrual loans by major loan classification at September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Commercial	$808	$860
Real estate:
Commercial	4,214	3,821
Residential	2,565	2,994
Consumer	156	177
Total	$7,743	$7,852

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2018	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$218	$	$808	$1,026	$477,102	$478,128
Real estate:
Commercial	1,681	104	4,288	6,073	874,998	881,071	74
Residential	1,774	531	3,075	5,380	292,439	297,819	$510
Consumer	527	420	156	1,103	121,324	122,427
Total	$4,200	$1,055	$8,327	$13,582	$1,765,863	$1,779,445	$584

The Company classifies all nonaccrual loans in the greater than 90 days category.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2017	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$124	$216	$860	$1,200	$474,999	$476,199
Real estate:
Commercial	1,722	194	3,821	5,737	780,473	786,210
Residential	1,134	1,551	3,543	6,228	281,707	287,935	$549
Consumer	1,101	364	363	1,828	140,893	142,721	186
Total	$4,081	$2,325	$8,587	$14,993	$1,678,072	$1,693,065	$735

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2018 and September 30, 2017, and as of and for the year ended, December 31, 2017 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2018	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,356	$1,538		$1,269	$17	$1,257	$50
Real estate:
Commercial	3,414	3,666		3,143	5	3,036	20
Residential	2,366	3,003		2,256	7	2,249	15
Consumer	142	149		101		131
Total	7,278	8,356		6,769	29	6,673	85
With an allowance recorded:
Commercial	939	1,086	93	1,020	7	1,089	23
Real estate:
Commercial	1,669	1,774	462	1,712	8	1,807	18
Residential	1,312	1,508	362	1,369	5	1,456	13
Consumer	14	14	14	9		11
Total	3,934	4,382	931	4,110	20	4,363	54
Total impaired loans
Commercial	2,295	2,624	93	2,289	24	2,346	73
Real estate:
Commercial	5,083	5,440	462	4,855	13	4,843	38
Residential	3,678	4,511	362	3,625	12	3,705	28
Consumer	156	163	14	110		142
Total	$11,212	$12,738	$931	$10,879	$49	$11,036	$139

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
Total impaired loans
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
Total impaired loans
Commercial	3,143	3,365	436	2,728	28	2,708	63
Real estate:
Commercial	4,707	5,265	631	4,652	12	5,411	32
Residential	3,728	4,390	616	3,523	12	3,505	32
Consumer	194	206	23	214		198
Total	$11,772	$13,226	$1,706	$11,117	$52	$11,822	$127

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,230 at September 30, 2018, $3,074 at December 31, 2017 and $3,365 at September 30, 2017.

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

There were no loans modified as a troubled debt restructuring for the three months ended September 30, 2018. There were four loans , representing two credit relationships, modified as a troubled debt restructurings for the three months ended September 30, 2017 totaling $1,249. For the nine months ended September 30, 2018, there was one commercial real estate loan modified as a troubled debt restructuring totaling $340. For the nine months ended September 30, 2017, six loans were modified as troubled debt restructurings in the amount of $1,658.  During the three months ended September 30, 2018, there was one payment default on a restructured residential real estate loan with an outstanding balance of $6. During the nine months ended September 30, 2018, there were two payment defaults on restructured residential mortgage loans with a total outstanding amount of $64.  There were no payment defaults during the three or nine months ended September 30, 2017 on loans restructured within the last twelve months.

6. Other assets:

The components of other assets at September 30, 2018, and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Other real estate owned	$342	$284
Investment in low income housing partnership	7,493	7,842
Mortgage servicing rights	731	728
Bank owned life insurance	34,100	33,836
Restricted equity securities	7,827	8,562
Net deferred tax asset	4,828	3,906
Other assets	9,252	9,311
Total	$64,573	$64,469

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

During the periods ended September 30, 2018 and December 31, 2017 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

 Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,230	$25,230		$
U.S. Government-sponsored enterprises	91,772		$91,772
State and Municipals:
Taxable	13,813		13,813
Tax-exempt	89,969		89,969
Mortgage-backed securities:
U.S. Government agencies	13,585		13,585
U.S. Government-sponsored enterprises	40,425		40,425
Common equity securities	291	291
Interest rate swap-other assets	864		864
Interest rate swap-other liabilities	(841)		(841)
Total	$275,108	$25,521	$249,587	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$19,814	$19,814		$
U.S. Government-sponsored enterprises	93,648		$93,648
State and Municipals:
Taxable	15,047		15,047
Tax-exempt	103,833		103,833
Mortgage-backed securities:
U.S. Government agencies	14,434		14,434
U.S. Government-sponsored enterprises	25,726		25,726
Common equity securities	46	46
Interest rate swap-other assets	655		655
Interest rate swap-other liabilities	(733)		(733)
Total	$272,470	$19,860	$252,610	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,003			$3,003
Other real estate owned	$342			$342

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,424			$3,424
Other real estate owned	$216			$216

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,003	Appraisal of collateral	Appraisal adjustments	1.3% to 97.0% (55.9)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$342	Appraisal of collateral	Appraisal adjustments	26.0% to 73.3% (31.8)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,424	Appraisal of collateral	Appraisal adjustments	4.0% to 97.0% (67.2)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$216	Appraisal of collateral	Appraisal adjustments	25.0% to 41.3% (30.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2018	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$40,595	$40,595	$40,595
Investment securities:
Available-for-sale	274,794	274,794	25,230	$249,564
Common equity securities	291	291	291
Held-to-maturity	8,551	8,435		8,435
Loans held for sale	98	98		98
Net loans	1,759,032	1,706,913			$1,706,913
Accrued interest receivable	6,565	6,565		6,565
Mortgage servicing rights	731	1,645		1,645
Restricted equity securities	7,827	7,827		7,827
Interest rate swaps	864	864		864
Total	$2,099,348	$2,048,027
Financial liabilities:
Deposits	$1,827,864	$1,822,365		$1,822,365
Short-term borrowings	99,450	99,450		99,450
Long-term debt	48,461	48,487		48,487
Accrued interest payable	745	745		745
Interest rate swaps	841	841		841
Total	$1,977,361	$1,971,888

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $330 and $1,073, respectively in 2018 and $311 and $982, respectively in 2017 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended September 30,	2018	2017
Components of net periodic pension cost:
Interest cost	$233	$217
Expected return on plan assets	(360)	(305)
Amortization of unrecognized net gain	73	65
Net periodic other benefit cost	$(54)	$(23)

	Pension Benefits
Nine Months Ended September 30,	2018	2017
Components of net periodic pension cost:
Interest cost	$389	$433
Expected return on plan assets	(600)	(610)
Amortization of unrecognized net gain	122	130
Net periodic other benefit cost	$(89)	$(47)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company contributed $2,700 to the pension plan during the third quarter of 2018. This contribution lessens the unfunded portion of the pension plan and will reduce future premium costs associated with the plan. Currently, the Company pays a fixed premium cost of $18 annually with an additional $92 for the variable portion of the premium. This will be reduced to $0 with the current funding status of the pension.

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

As of September 30, 2018, there were 86,994 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In 2018, the Company awarded 2,548 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 2,890 shares, and 8,920 performance-based restricted stock units under the 2017 Plan. In 2017, the Company awarded 2,020 shares of non-performance-based restricted stock, bringing the total of nonvested restricted stock awards to 14,382 shares, and 7,071 performance-based restricted stock units under the 2008 Plan. Also in 2017, the Company awarded 342 shares of non-performance based restricted stock and 1,196 performance based restricted stock units under the 2017 Plan.

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

The Company recognized compensation expense of $31 and $93 for the three and nine months ended September 30, 2018 for awards granted under the 2008 Plan and $52 and $95 for awards granted under the 2017 Plan. The Company recognized compensation expense of $41 and $89 for the three and nine months ended September 30, 2017 for awards granted under the 2008 Plan and did not recognize any compensation expense for the three and nine months ended September 30, 2017 for awards granted under the 2017 Plan.  As of September 30, 2018, the Company had $609 of unrecognized compensation expense associated with restricted stock awards.  The remaining cost is expected to be recognized over a weighted average vesting period of 2 years.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
	As of September 30, 2018		As of December 31, 2017		As of September 30, 2018		As of December 31, 2017
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments
Interest Rate Products	Other Assets	$864	Other Assets	$655	Other Liabilities	$841	Other Liabilities	$733

Total derivatives not designated as hedging instruments		$864		$655		$841		$733

Non-designated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

recognized directly in earnings. As of September 30, 2018, the Company had 6 interest rate swaps with an aggregate notional amount of $62,657 related to this program compared to 5 interest rate swaps with an aggregate notional amount of $55,928 at December 31, 2017.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2018 and 2017.

		Amount of Gain or	Amount of Gain or	Amount of Gain or	Amount of Gain or
		(Loss) Recognized in	(Loss) Recognized in	(Loss) Recognized in	(Loss) Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017

Interest Rate Products	Other non-interest income	$18	$103	$(55)	$(55)

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

As of September 30, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24. As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $79. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and holds collateral of $100 against its obligations under these agreements as of September 30, 2018, compared to posted collateral of $880 with a counterparty at December 31, 2017. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

10. Short-term borrowings

Short-term borrowings consisted of FHLB advances representing overnight borrowings at September 30, 2018 and December 31, 2017:

At and for the nine months ended September 30, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
	Balance	Balance	Balance	the nine months ended September 30, 2018	30-Sep-18
FHLB advances	$99,450	$153,669	$189,275	2.02%	2.38%

At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$123,675	$76,846	$123,675	1.17%	1.54%

The Bank has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets.  At September 30, 2018, the Bank’s maximum borrowing capacity was $694,115 of which $147,811 was outstanding in borrowings.  At December 31, 2017, the Bank’s maximum borrowing capacity was $631,782 of which $173,409 was outstanding in borrowings.  Short-term borrowings were used to fund our loan growth during the first half of 2018 resulting in higher average balances as deposit balances remained relatively flat, however, during the three months ended September 30, 2018 deposit balances increased allowing the Bank to decrease the amount of  its short-term borrowings. Short-term borrowings are lower by $24,225 since year end 2017.   Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans.  Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes.  This rate resets each day.

11. Income taxes

As a result of the Tax Cut and Jobs Act, signed into law on December 22, 2017,  the statutory tax rate for the Company was lowered to 21% from 35% effective January 1, 2018. This lowered the effective tax rate of the Company to 11.8% for the three and nine months ended September 30, 2018 from 19.4% and 21.0% for the three and nine months ended September 30, 2017.

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

Operating Environment:

The Federal Open Market Committee (“FOMC”), increased the overnight rate 25 basis points during the third quarter of 2018, marking the third increase in 2018 and the eighth overall in this cycle of tightening by the FOMC. Projections are for one additional rate hike in December of 2018. The FOMC noted continued strengthening in labor markets, overall inflation near the committee’s long-term desired 2 percent level and economic activity rising at a strong rate. Gross

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial third quarter reading of 3.5%. This beat the consensus estimate of 3.3%. Second quarter 2018 GDP came in at an annualized rate of 4.2%, marking the first reading above 4.0% since 2014 and up from  the final reading of 2.0% in the first quarter of 2018. The consumer price index (“CPI”) registered 2.3% for the 12 months ended September 30, 2018. This is down from 2.9% for the 12 months ended June 30, 2018 and down slightly from 2.4% for the 12 months ended March 31, 2018.

Review of Financial Position:

Total assets increased $88,812, or 5.5% annualized, to $2,257,843 at September 30, 2018, from $2,169,031 at December 31, 2017. Loans, net increased to $1,779,445 at September 30, 2018, compared to $1,693,065 at December 31, 2017, an increase of $86,380 or 6.8% annualized. Deposits have increased $108,846 or 8.5% annualized, to $1,827,864 at September 30, 2018 from $1,719,018 at December 31, 2018.  The deposit growth occurred during the three months ended September 30, 2018 due to the seasonal inflow of municipal deposits and the addition of $50,000 of callable brokered deposits.  Interest-bearing deposits increased $85,282 while noninterest-bearing deposits increased $23,564. During the third quarter of 2018, total assets increased $22,217 or 1.0% due primarily to loan growth of $26,056 or 1.5%. Deposits increased $109,003 or 6.3%. The increase in deposits led to a decrease in short-term borrowings during the quarter of  $88,000 or 47.0%. . Total stockholders’ equity increased $7,995 or 4.0% annualized, from $264,976 at year-end 2017 to $272,971 at September 30, 2018. For the nine months ended September 30, 2018, total assets averaged $2,218,633, an increase of $182,750 or 9.0% from $2,035,883 for the same period of 2017.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $274,794 at September 30, 2018, an increase of $2,292, or 0.8% from $272,502 at December 31, 2017. The marginal increase was the result of re-investing the securities cash flow back into the investment portfolio and borrowing short-term to grow the investment portfolio to add liquid assets.  Offsetting the purchases was the market value decline to the available-for-sale portfolio of $4,391 due to the increase of short-term market rates and the flattening of the U.S. treasury curve. Investment securities held-to-maturity totaled $8,551 at September 30, 2018, a decrease of $723 or 7.8% from $9,274 at December 31, 2017 due to payments received from mortgage backed holdings.

For the nine months ended September 30, 2018, the investment portfolio averaged $282,341, an increase of $12,444 or 4.6% compared to $269,897 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 25 basis points to 2.60% for the nine months ended September 30, 2018, from 2.85% for the comparable period of 2017. Yields on our tax-exempt municipal securities were computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, reflecting the 21% statutory tax rate that became effective for us on January 1, 2018, under the Tax Cuts and Jobs Act of 2017. The change in tax rate in the current period resulted in a 26 basis point decline. Assuming a 21% tax rate in both periods, the taxable-equivalent yield would be higher by 6 basis points in the current period.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $4,448, net of deferred income taxes of $1,183, at September 30, 2018, and of $977, net of deferred income taxes of $260, at December 31, 2017.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth during the nine months ended September 30, 2018 is meeting our projections. Loans, net increased to $1,779,445 at September 30, 2018 from $1,693,065 at December 31, 2017, an increase of $86,380 or 6.8% annualized. The growth was primarily from commercial real estate loans and to a lesser extent from commercial and industrial loans

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

and residential real estate loans. Partially offsetting the increases were reductions to consumer loans. Commercial real estate loans increased $94,861, or 16.1% annualized, to $881,071 at September 30, 2018 compared to $786,210 at December 31, 2017 due to our continued success in executing the strategic market expansion initiative in the Lehigh Valley and Greater Delaware Valley. Commercial loans increased $1,929 or 0.5% annualized, to $478,128 at September 30, 2018 compared to $476,199 at December 31, 2017 due to growth in loans to tax-exempt entities. Consumer loans decreased $20,294, or 28.7% on an annualized basis, to $122,427 at September 30, 2018 compared to $142,721 at December 31, 2017. Contributing to the decline in consumer loans were the sale of our credit card portfolio of $2,407 during the second quarter of 2018 and the sale of two of our student loan portfolios totaling $5,164 occurring in the second and third quarter of 2018.  Additionally, a decrease in dealer indirect auto loan originations resulting from a change in the structure of our loan pricing has led to a decline of $11,157 to that portfolio during 2018.

Residential real estate loans increased $9,884, or 4.6% on an annualized basis, to $297,819 at September 30, 2018 compared to $287,935 at December 31, 2017. The residential real estate loans increase was due to growth in our home equity line of credit portfolio due to increased demand, and an increase in first lien residential mortgages as a majority of new loan orignations are being underwritten based on the Bank’s guidelines and being held in portfolio.

For the nine months ended September 30, 2018, loans, net averaged $1,743,008, an increase of $172,740 or 11.0% compared to $1,570,268 for the same period of 2017. The tax-equivalent yield on the loan portfolio was 4.44% for the nine months ended September 30, 2018, a 5 basis point increase from the comparable period last year. Yields on our tax-exempt loans were computed on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, reflecting the 21% statutory tax rate that became effective for us on January 1, 2018, under the Tax Cuts and Jobs Act of 2017. The change in tax rate in the current period resulted in a 6 basis point decline to the current period loan yield. The tax-equivalent yield on the loan portfolio increased to 4.51% for the third quarter of 2018 as compared to 4.46% for the second quarter of 2018 and 4.42% for the third quarter of 2017 due to higher market rates and loan yields due to the FOMC’s action to increase the Federal Funds rate 100 basis points over the last twelve months.

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

Unused commitments at September 30, 2018, totaled $382,006, consisting of $343,393 in unfunded commitments of existing loan facilities and $38,613 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2017 totaled $404,615, consisting of $381,228 in unfunded commitments of existing loans and $23,387 in standby letters of credit.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2018 and 2017, are summarized as follows:

	2018	2017
United States	3.9%	4.4%
New York (statewide)	4.4	4.8
Pennsylvania (statewide)	4.4	5.1
Broome County	5.6	5.7
Bucks County	3.9	4.4
Lackawanna County	4.8	5.4
Lehigh County	4.8	5.2
Luzerne County	5.6	6.2
Monroe County	5.6	6.0
Montgomery County	3.6	4.0
Northampton County	4.6	5.1
Susquehanna County	4.2	4.9
Wayne County	4.9	5.2
Wyoming County	4.6%	5.5%

The employment conditions improved for the Nation, Pennsylvania, and New York and in all of the eleven counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates have fallen to multi year lows.

Distribution of nonperforming assets

	September 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial	$808	$860
Real estate:
Commercial	3,879	3,454
Residential	2,503	2,994
Consumer	156	177
Total nonaccrual loans	7,346	7,485
Troubled debt restructured loans:
Commercial	1,462	1,577
Real estate:
Commercial	1,130	836
Residential	638	661
Total troubled debt restructured loans	3,230	3,074
Accruing loans past due 90 days or more:
Real estate:
Commercial	74
Residential	510	549
Consumer		186
Total accruing loans past due 90 days or more	584	735
Total nonperforming loans	11,160	11,294
Foreclosed assets	342	284
Total nonperforming assets	$11,502	$11,578
Nonperforming loans as a percentage of loans, net	0.63%	0.67%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.65%	0.68%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Our asset quality remains strong as evidenced by a decrease in nonperforming assets of $76 or 0.7% to $11,502 or 0.65% of loans, net and foreclosed assets at September 30, 2018, from $11,578 or 0.68% of loans, net and foreclosed assets at December 31, 2017.  Decreases to nonaccrual loans, accruing loans past due ninety days or more and foreclosed assets were partially offset by an increase to restructured loans.

Accruing loans past due ninety days or more decreased $151 to $584 at September 30, 2018 from $735 at December 31, 2017 due to the sale of two of our student loan portfolios during the second and third quarters.  Successful collection and workout activities led to loans on nonaccrual, excluding non-accrual restructured loans, decreasing $139 to $7,346 at September 30, 2018 from $7,485 at December 31, 2017  Restructured loans increased $156 to $3,230 at September 30, 2018 from $3,074 at Decemebr 31, 2017 due in part to the addition of one large commercial real estate loan during the first quarter of 2018.  Foreclosed assets increased $58 to $342 at September 30, 2018 from $284 at December 31, 2017.  Other real estate owned comprised seven properties at September 30, 2018 and eight properties at December 31, 2017.

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

 The allowance for loan losses increased $1,453 to $20,413, or 1.15% of loans, net at September 30, 2018, from $18,960, or 1.12% of loans, net at the end of 2017. For the nine months ended September 30, 2018, net charge-offs were $1,697 or 0.10% of average loans outstanding, a $967 increase compared to $730 or 0.05% of average loans outstanding in the same period of 2017.  The increase in the current period is due to one large commercial real estate credit totaling $1,154  charged off during the second quarter of 2018.

Deposits:

We attract the majority of our deposits from within our eleven county market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2018, total deposits increased $108,846 or 8.5% annualized, to $1,827,864 from $1,719,018 at December 31, 2017. Included in the total increase is $50,000 of brokered callable time deposits less than $250 added in the third quarter of 2018 to mitigate risk in a rising rate environment.  Interest-bearing deposits increased $85,282 due to seasonal inflows of our public deposits, the addition of brokered deposits and growth in our expansion markets, while noninterest-bearing deposits increased $23,564. Interest-bearing transaction accounts, including NOW and money market accounts,

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

increased $50,731, or 10.1% annualized, to $718,959 at September 30, 2018, from $668,228 at December 31, 2017, savings accounts decreased $4,337, or 1.5% annualized to $383,490 as of September 30, 2018 from $387,827 at December 31, 2017 and time deposits less than $250 increased $32,662, or 19.8% annualized, to $253,474 at September 30, 2018, from $220,812 at December 31, 2017. Time deposits $250 or more increased $6,226, or 13.5% annualized to $67,648 at September 30, 2018 from $61,422 at year end 2017.

For the nine months ended September 30, interest-bearing deposits averaged $1,338,689 in 2018 compared to $1,271,584 in 2017, an increase of $67,105, or 5.3%. The cost of interest-bearing deposits was 0.61% in 2018 compared to 0.49% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.81% in 2018 and 0.60% in 2017. The higher costs are due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 100 basis points over the last twelve months as well as the increased reliance on higher cost short-term borrowings in 2018 when compared to 2017.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at September 30, 2018, totaled $99,450 compared to $123,675 at December 31, 2017, a decrease of $24,225. Long-term debt was $48,461 at September 30, 2018, compared to $49,734 at year end 2017. Lower short-term borrowings were the result of increases to our deposit balances primarily during the third quarter of 2018.  During the first half of 2018 short-term borrowing balances were elevated to fund our loan growth and marginally grow the investment portfolio; the decline in long-term debt was a product of monthly contractual amortized payments made during the nine months ended September 30, 2018.

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

Our cumulative one-year RSA/RSL ratio equaled 1.67% at September 30, 2018. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium- term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at September 30, 2018, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2018, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2018 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2018. Our noncore funds at September 30, 2018, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 15.7%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.6%. Comparatively, our overall noncore dependence ratio at year-end 2017 was 16.1% and our net short-term noncore funding dependence ratio was 11.1%, indicating that our reliance on noncore funds has decreased.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $3,107 during the nine months ended September 30, 2018. Cash and cash equivalents decreased $7,035 for the same period last year. For the nine months ended September 30, 2018, net cash inflows of $24,360 from operating activities and $76,096 from financing activities were partially offset by net cash outflows of $97,349 from investing activities. For the same period of 2017, net cash inflows of $22,720 from operating activities and $73,411 from financing activities were more than offset by net cash outflows of $103,166 from investing activities.

Operating activities provided net cash of $24,360 for the nine months ended September 30, 2018, and $22,720 for the corresponding nine months of 2017. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $97,349 for the nine months ended September 30, 2018, compared to using net cash $103,166 for the same period of 2017. In 2018 and 2017, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $76,096 for the nine months ended September 30, 2018, and provided net cash of $73,411 for the corresponding nine months of 2017. Deposit gathering is our predominant financing activity. In the event that loan growth should exceed the growth in deposits, short-term borrowings fill in the gap in funding. Deposits provided cash of $108,846 for the nine months ended September 30, 2018. Comparatively, deposits increased $99,098 for the same period of 2017. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. Short term borrowings decreased $24,225 in the nine months ended September 30, 2018 compared to a decrease of $10,800 for the comparable period in 2017.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $272,971 or $36.89 per share at September 30, 2018, compared to $264,976 or $35.82 per share at December 31, 2017. Net income of $18,528 for the nine months ended September 30, 2018 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

$7,252, stock based compensation of $188, and other comprehensive loss resulting from market value fluctuations in the investment portfolio of $3,469.

Dividends declared equaled $0.98 per share through the nine months ended September 30, 2018 and $0.94 per share for the same period of 2017. The dividend payout ratio was 39.2% for the nine months ended September 30, 2018 and 43.9% for the same period of 2017. The merger agreement pursuant to which we merged with Penseco in 2013 contemplates that, unless 80 percent of our board of directors determines otherwise, we will pay a quarterly cash dividend in an amount no less than $0.31 per share through 2018, provided that sufficient funds are legally available, and that Peoples and Peoples Bank remain “Well-capitalized” in accordance with applicable regulatory guidelines. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2018, the Bank’s Tier 1 capital to total average assets was 9.71% as compared to 9.68% at December 31, 2017. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.68% and the total capital to risk weighted asset ratio was 12.82% at September 30, 2018. These ratios were 11.53% and 12.63% at December 31, 2017. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.68% at September 30, 2018 compared to 11.53% at December 31, 2017. The Bank was deemed to be well-capitalized under regulatory standards at September 30, 2018. Additionally, as of September 30, 2018, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

Review of Financial Performance:

Net income for the third quarter of 2018 equaled $6,717 or $0.91 per share compared to $5,350 or $0.72 per share for the third quarter of 2017. The increase in earnings for the current period is the product of higher net interest income due to growth in our average earning assets of $178.4 million since the year ago period driven primarily from growth in average loan balances of $158.5 million and a reduction in income taxes due to the Tax Cuts and Jobs Act of 2017, which reduced the corporate tax rate to 21% effective January 1, 2018. These increases were partially offset by lower noninterest income and slightly higher non-interest expenses related to our market expansion initiative. In the third quarter of 2017 we entered into an interest rate swap transaction to retain a large credit relationship.  Net fee income related to the swap was $496 in the year ago period. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.19% for the third quarter of 2018 compared to 1.03% for the same period of 2017. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 9.81% for the third quarter of 2018 compared to 8.00% for the comparable period in 2017.

Net income through nine months in 2018 equaled $18,528 or $2.50 per share compared to $15,809 or $2.14 per share for the same period of 2017. In 2018, we entered into a credit card account purchase agreement with a third party to sell our credit card portfolio.  This sale resulted in a pre-tax gain of $291.  In 2017, we entered into and executed a merchant asset purchase agreement with a third party to sell and transfer our merchant business.  This sale resulted in a pre-tax

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

gain of $2,278. Our ROA and ROE were 1.12% and 9.21% through nine months in 2018 compared to 1.04% and 8.09% for the same period of 2017.

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

For the three months ended September 30, tax-equivalent net interest income increased $889 to $18,368 in 2018 from $17,479 in 2017. The net interest spread decreased to 3.36% for the three months ended September 30, 2018 from 3.58% for the three months ended September 30, 2017. The tax-equivalent net interest margin decreased to 3.57% for the third quarter of 2018 from 3.73% for the comparable period of 2017. Nine basis points of that decrease is attributable to the lowering of the statutory federal tax rate to 21% in 2018 compared to 35% in the year ago period. The tax-equivalent net interest margin for the second quarter of 2018 was 3.58%.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $2,180, to $21,834 in 2018 as compared to $19,654 in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased 6 basis points for the three months ended September 30, 2018 to 4.25% as compared to 4.19% for the three months ended September 30, 2017. The increase in the yield on earning assets resulted from a 9 basis point increase in loan yields, 4.51% for the third quarter of 2018 compared to 4.42% for the same period last year. Loan yields increased as the Federal Open Market Committee (“FOMC”) has increased the effective federal funds rate 75 basis points in 2017 and another 75 basis points in 2018. The overall yield earned on investments decreased 19 basis points for the third quarter of 2018 to 2.62% from 2.81% for the third quarter of 2017. Had the investment yields been calculated at the 2017 35% statutory federal tax rate, the tax-equivalent yield on the investment portfolio would have been 2.86%, a 5 basis point improvement from the year ago period as maturing investment balances were replaced by higher yielding investments. Average investment balances were $19,796 higher when comparing the current and year ago quarter.

Total interest expense increased $1,291, to $3,466 for the three months ended September 30, 2018 from $2,175 for the three months ended September 30, 2017. An increase in the average balance of interest bearing liabilities of $134,526 combined with a 28 basis point increase in the cost of funds comparing the three months ended September 30, 2018 and 2017 caused the increase. Average short-term borrowings increased $90,078 to $144,162 for the quarter ended September 30, 2018 compared to $54,084 for the corresponding year ago period as short-term borrowing were used to fund a portion of the loan demand.  The increase in interest expense for the three and nine months ended September 30, 2018 was primarily due to higher deposit and borrowing costs which were impacted directly by the actions of the FOMC to increase the targeted federal funds rate.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the nine months ended September 30, tax-equivalent net interest income increased $2,921 to $54,030 in 2018 from $51,109 in 2017. The net interest spread decreased to 3.38% for the nine months ended September 30, 2018 from 3.57% for the nine months ended September 30, 2017. The tax-equivalent net interest margin for the nine months ended September 30 was 3.57% in 2018 compared to 3.71% in 2017. Eight basis points of that decrease is attributable to the lowering of the statutory federal tax rate to 21% in 2018 compared to 35% in the year ago period.

For the nine months ended September 30, 2018, tax-equivalent interest income increased $6,052, to $63,418 compared to $57,366 for the nine months ended September 30, 2017. This was due to a volume variance in interest income of $5,977 attributable to an increase in the average balance of earning assets coupled with a $75 favorable rate variance due primarily to an increase in the yield on loans for the nine months ended September 30, 2018 from the same period in 2017. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the nine months ended September 30, 2018 to 4.19% as compared to 4.17% for the nine months ended September 30, 2017.

Total interest expense increased $3,131 to $9,388 for the nine months ended September 30, 2018 from $6,257 for the nine months ended September 30, 2017. The average balance of interest bearing liabilities increased to $1,541,346 for the nine months ended September 30, 2018, as compared to $1,403,250 for the nine months ended September 30, 2017. A volume variance in short-term borrowings caused interest expense to increase $997. Adding to the volume variance, a rate variance of $2,134 resulted in the increased interest expense through nine months in 2018. The cost of funds increased to 0.81% for the nine months ended September 30, 2018 as compared to 0.60% for the same period in 2017, the result of higher short-term market rates resulting from the FOMC’s actions of raising the targeted federal funds rate.

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

	Three months ended
	September 30, 2018			September 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,632,012	$18,798	4.57%	$1,482,215	$16,535	4.43%
Tax-exempt	123,199	1,162	3.74	114,455	1,250	4.33
Total loans	1,755,211	19,960	4.51	1,596,670	17,785	4.42
Investments:
Taxable	184,623	1,062	2.28	157,104	766	1.93
Tax-exempt	99,142	811	3.25	106,865	1,102	4.09
Total investments	283,765	1,873	2.62	263,969	1,868	2.81
Interest-bearing deposits	377	1	1.05	272	1	1.46
Federal funds sold
Total earning assets	2,039,353	21,834	4.25%	1,860,911	19,654	4.19%
Less: allowance for loan losses	19,944			18,180
Other assets	218,173			213,953
Total assets	$2,237,582	$21,834		$2,056,684	$19,654
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$293,063	$650	0.88%	$273,482	$397	0.58%
NOW accounts	382,401	580	0.60	342,516	375	0.43
Savings accounts	389,775	122	0.12	399,639	127	0.13
Time deposits less than $100	141,251	426	1.20	156,012	420	1.07
Time deposits $100 or more	145,219	564	1.54	128,012	335	1.04
Short-term borrowings	144,162	809	2.23	54,084	177	1.30
Long-term debt	48,670	315	2.57	56,270	344	2.43
Total interest-bearing liabilities	1,544,541	3,466	0.89	1,410,015	2,175	0.61
Noninterest-bearing deposits	405,671			366,610
Other liabilities	15,609			14,820
Stockholders’ equity	271,761			265,239
Total liabilities and stockholders’ equity	$2,237,582	3,466		$2,056,684	2,175
Net interest income/spread		$18,368	3.36%		$17,479	3.58%
Net interest margin			3.57%			3.73%
Tax-equivalent adjustments:
Loans		$243			$437
Investments		172			386
Total adjustments		$415			$823

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2018			September 30, 2017
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,619,409	$54,546	4.50%	$1,458,840	$48,021	4.40%
Tax-exempt	123,599	3,367	3.64	111,428	3,591	4.31
Total loans	1,743,008	57,913	4.44	1,570,268	51,612	4.39
Investments:
Taxable	179,995	2,967	2.20	158,837	2,271	1.91
Tax-exempt	102,346	2,533	3.31	111,060	3,480	4.19
Total investments	282,341	5,500	2.60	269,897	5,751	2.85
Interest-bearing deposits	441	5	1.52	309	3	1.30
Federal funds sold
Total earning assets	2,025,790	63,418	4.19%	1,840,474	57,366	4.17%
Less: allowance for loan losses	19,755			17,309
Other assets	212,598			212,718
Total assets	$2,218,633	$63,418		$2,035,883	$57,366
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$290,126	$1,676	0.77%	$256,632	$1,003	0.52%
NOW accounts	375,534	1,524	0.54	331,653	1,057	0.43
Savings accounts	391,613	366	0.12	400,585	380	0.13
Time deposits less than $100	145,517	1,275	1.17	158,230	1,265	1.07
Time deposits $100 or more	135,899	1,294	1.27	124,484	912	0.98
Short-term borrowings	153,669	2,317	2.02	74,506	599	1.07
Long-term debt	48,988	936	2.55	57,160	1,041	2.43
Total interest-bearing liabilities	1,541,346	9,388	0.81	1,403,250	6,257	0.60
Noninterest-bearing deposits	392,523			356,560
Other liabilities	15,678			14,666
Stockholders’ equity	269,086			261,407
Total liabilities and stockholders’ equity	$2,218,633	9,388		$2,035,883	6,257
Net interest income/spread		$54,030	3.38%		$51,109	3.57%
Net interest margin			3.57%			3.71%
Tax-equivalent adjustments:
Loans		$707			$1,257
Investments		532			1,218
Total adjustments		$1,239			$2,475

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2018.

The provision for loan losses totaled $3,150 for the nine months ended September 30, 2018 and $3,600 for the nine months ended September 30, 2017. For the three months ended September 30, the provision for loan losses was $1,050 in 2018 and $1,200 in 2017.

Noninterest Income:

Noninterest income for the third quarter decreased $408 or 11.1% to $3,253 in 2018 from $3,661 in 2017. Service charges, fees and commissions decreased $273 to $1,883 in 2018 from $2,156 in 2017.  In the third quarter of 2017 we entered into an interest rate swap transaction to retain a large credit relationship.  Net fee income related to the swap, included in service charges, fees, commissions, was $496 in the year ago period compared to $18 of swap related income in the current period. Wealth management revenue decreased $109 to $305 during the three months ended Septemebr 30, 2018 from $414 in the year ago period.

For the nine months ended September 30, 2018, noninterest income totaled $10,488, a decrease of $3,334 or 24.1% from $13,822 for the comparable period of 2017.  Service charges, fees and commissions increased $446 or 8.2% to $5,856 through nine months in 2018 from $5,410 for the same period in 2017.  Included in service charges, fees and commissions in the current period are death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $365, with no comparable amount in the year ago period.  Additionally, we received a higher dividend from the FHLB of $192 due to an increase in rate and higher volume of stock.  Offsetting the increases was lower revenue recognized from swap transactions in the current period of $340 versus the year ago period.  Merchant services income decreased $1,671 to $687 for the nine months ended September 30, 2018 from $2,358 for the same period last year due to the sale of our merchant services business during the second quarter of 2017. Additionally, a gain of $2,278 related to the merchant business sale was recognized in 2017; a gain of $291 from the sale of our credit card portfolio was recognized in 2018.  Income generated from commissions and fees on fiduciary activities increased $10 to $1,552 for the nine months ended September 30, 2018 in comparison to $1,542 for the same period in 2017 due to increased asset values in 2018. Income generated from our wealth management division decreased $33 to $1,048 through the first nine months of 2018 in comparison to $1,081 over that same period in 2017 due to a decrease in the volume of transactions in 2018 compared to the year ago period. Mortgage banking income decreased $104 to $472 for through nine months of 2018 compared to $576 for the comparable period in 2017 as the volume of loans originated for sale declined. Life insurance investment income was slightly lower by $9 to $568 for the nine months ended September 30, 2018 from $577 for the same period in 2017.

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

For the third quarter, noninterest expense increased $57 or 0.5% to $12,537 in 2018 from $12,480 in 2017. For the nine months ended September 30, noninterest expense increased $276 or 0.7% to $39,114 in 2018 from $38,838 in 2017. Personnel costs increased 7.3%, net occupancy and equipment costs increased 12.1%, merchant services expense decreased 99.7% due to the sale of our merchant service business in the second quarter of 2017 and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses decreased by 1.6% comparing year-to-date 2018 and 2017.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $6,946 for the third quarter of 2018, an increase of $396 or 6.1% when compared to $6,550 for the third quarter of 2017. Salaries and employee benefits expense totaled $21,291 for the nine months ending September 30, 2018, an increase of $1,440 or 7.3% when compared to $19,851 for the same period of 2017. Costs related to the build out of our market expansion coupled with annual merit increases contributed to the increase. Additional professionals have been added to support our expansion and to continue our momentum in the Lehigh Valley and King of Prussia markets. Our newest office located on Tilghman Street in West Allentown opened in July of 2017.

We experienced a $198 or 8.0% increase in net occupancy and equipment expense comparing the third quarter of 2018 at $2,681 and 2017 at $2,483. The nine months ended September 30, 2018 resulted in a $888 or 12.1% increase to $8,215 in net occupancy and equipment expense compared to $7,327 for the same period in 2017. Additional expenses related to our market expansion into the greater Lehigh Valley was the primary reason for the increases.   In general, as we expand and increase our presence in new markets, the depreciation expenses and technology costs associated with the maintenance and operations of new infrastructure within those markets increases.

Merchant services expense for the three months ended September 30, 2018 was $3, a decrease of $30 from the $33 of expense for the same period in 2017. For the nine months ended September 30, the decrease in merchant services expense was $1,790 comparing $6 in 2018 and $1,796 in 2017. The decreases are the result of selling our merchant services business during the second quarter of 2017.

For the third quarter, all other expense categories decreased $468 or 14.8% to $2,687 from $3,155 comparing 2018 to 2017. For the three months ended September 30, 2018, corporate taxes were lower due to a reversal in the current period  of a $130 charge expensed during the second quarter of 2018.  Advertising expense was lower in the current period due to fewer new account acquisition mailings. For the nine months ended September 30, all other expense categories decreased $147 or 1.6% to $8,932 in 2018 compared to $9,079 in 2017. Advertising expense decreased by $175 due to fewer promotional mailings.  Shares tax expense decreased $256 in 2018 when compared to 2017 resulting from higher tax credits under  the Commonwealth of Pennsylvania’s Educational Improvement Tax Credit Program (EITC).  FDIC assessments increased $223, or 36.7% when comparing the nine month period ending September 30, 2018 to the same period in 2017, the result of an increase in average assets at the bank level when comparing 2018 to 2017 coupled with a 17.3% increase in the multiplier used to calculate the assessment. Donations increased $133, or 15.1% in the nine months ended September 30, 2018 when compared to the same period in 2017 as the Bank has increased its support to charitable and civic organizations.

Income Taxes:

We recorded income tax expense of $902 or 11.8% of pre-tax income, and $1,287 or 19.4% of pre-tax income for the three months ended September 30, 2018 and 2017. We recorded income tax expense of $2,487 or 11.8% of pre-tax income, and $4,209 or 21.0% of pre-tax income for the nine months ended September 30, 2018 and 2017. Both the nine months ended September 30, 2018 and 2017 include before tax investment tax credits of $819. The decrease in the statutory tax rate to 21% in 2018 from 35% in 2017 resulted in the significant reduction in the effective tax rate between the two reporting periods.

Peoples Financial Services Corp.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk to our earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk, or IRR, which arises from our lending, investing and deposit gathering activities. Our market risk sensitive instruments consist of non-derivative financial instruments, none of which are entered into for trading purposes. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in reported earnings and/or the market value of net worth. Variations in interest rates affect the underlying economic value of assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to interest rates. Interest rate changes affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. IRR is inherent in the role of banks as financial intermediaries.

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2018, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2018
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	0.8	(20.0)	1.7	(40.0)
+300	0.8	(20.0)	1.7	(30.0)
+200	0.7	(10.0)	1.2	(20.0)
+100	0.5	(10.0)	1.5	(10.0)
Static
(100)	(3.5)	(10.0)	(6.6)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2019, would increase slightly at 0.5 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2017.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer (“PEO”) and principal financial officer (“PFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the PEO and PFO concluded that the disclosure controls and procedures, at September 30, 2018, were effective to provide reasonable

Peoples Financial Services Corp.

assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the PEO and PFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2018 and through the date of this quarterly report on Form 10-Q.

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

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended September 30, 2018.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2018		$		225,000
August 31, 2018		$		225,000
September 30, 2018		$		225,000

Peoples Financial Services Corp.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page

31.1	PEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	51

31.2	PFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	52

32	PEO and PFO Certifications Pursuant to Section 1350.	53

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 8, 2018	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)