Form 10-K
period 2018-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2019-03-15
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018 was approximately $347,903,519 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2019 was 7,399,054.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2019 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10K

For the Year Ended December 31, 2018

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

Unless the context indicates otherwise, all references in this annual report to the “Peoples,” “Company,” “we,” “us” and “our” refer to Peoples Financial Services Corp. and its subsidiaries. Peoples Security Bank and Trust Company is sometimes referred to as “Peoples Bank.”

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

Market Areas

Our principal market area consists of Bucks, Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties in Pennsylvania and Broome County in New York. In addition, parts of Bradford and Schuylkill Counties in Pennsylvania are also considered part of the market area.

Specifically, our market area is situated between:

•	Binghamton, Broome County, New York, located to the north; and
•	King of Prussia, Montgomery County, Pennsylvania, to the south.

Approximately half of our offices are located in and around Scranton, the largest city in Lackawanna County. Peoples entered into the Lehigh County market during the fourth quarter of 2014 with the opening of a community banking office. This market has a greater population than the other counties served, with Bethlehem being the second largest city within Lehigh County. During 2017, the Company added two additional branch offices, one in Allentown, Lehigh County and one in Bethlehem, Northampton County to continue our strategic expansion initiative.

In 2015, the Company entered the King of Prussia market, which includes parts of Bucks and Montgomery counties of Pennsylvania, with the establishment of a loan production office and a team of experienced lenders.  During the fourth quarter of 2016, a retail branch office was established, replacing the loan production office, and staffed by personal bankers and our experienced lenders.  Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing.  The annual unemployment rates for 2018 were 3.4% in Montgomery County and 3.7% in Bucks County, lower than Pennsylvania’s state unemployment rate of 4.3% and the federal unemployment rate of 3.9%, according to the Bureau of Labor Statistics.

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

Products and Services

Our primary products are loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. We fund our loans, primarily, by offering deposits to commercial enterprises and individuals. Our deposit products include certificates of deposits and various demand deposit accounts.

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

Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal and home equity. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; Small Business Administration; and agricultural and mineral rights. The terms offered on a loan vary depending primarily on the type of loan and credit-worthiness of the borrower.

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

We have adhered and continue to adhere to credit policies, which management believes are sound. Our loan policies require verification of information provided by loan applicants as well as an assessment of their ability to repay for all loans. At no time have we made loans similar to those commonly referred to as “no doc” or “stated income” loans.

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

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly loan payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of collateral also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential mortgage loans. We attempt to negotiate floors on most adjustable rate commercial loans. The commercial adjustable rate loans generally provide a fixed rate re-negotiation at the end of the initial fixed rate period. If we and the borrower are unable to agree on a new fixed rate then the rate converts to a floating rate obligation. In addition, some commercial loans adjust to a predetermined index plus a spread at the end of the initial fixed rate period, for a like period of time. To a lesser degree, we have entered into transactions with collars generally for periods of five years or less.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2018, our regulatory limit on loans to one borrower was $35.5 million.

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

We provide a comprehensive array of wealth management products and services to individuals, small businesses and nonprofit entities. These products and services include the following, among others: investment portfolio management; estate planning; annuities; business succession planning; insurances; retirement plan services; education funding strategies, and tax planning.

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

Merchant Services

We offer credit card processing and a variety of other products and services to our merchant customers, through a marketing and sales agreement with an industry leader in payment processing services.  Services include:

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

Civil money penalties can be $2.0 million per violation and may be up to $9.8 million for continuing violations or for the actual amount of gain or loss. These penalties are subject to adjustment in accordance with inflation adjustment procedures prescribed under applicable law.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2018. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Accumulated other comprehensive income (AOCI) is included in a banking organization’s common equity tier 1 capital. The rules, however, allowed community banks to make a one-time election not to include components of AOCI in regulatory capital and instead exclude most AOCI components from regulatory capital. Peoples Bank made that one-time election to “opt-out” of the inclusion of components of AOCI in regulatory capital.

The rules grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable to other assets under the capital rules.

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

At December 31, 2018, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 11.64%; its ratio of tier 1 capital to risk-weighted assets of 11.64%; its ratio of total capital to risk-weighted assets of 12.80%; and its leverage ratio of 9.78%.

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

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations establish performance-based standards for use in examining for compliance. Peoples Bank had its last CRA compliance examination in 2016 and received a “satisfactory” rating.

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

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as Peoples Bank (assets of less than $10 billion), as of July 1, 2018, are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate.  For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and six financial ratios.  The financial ratios are: the leverage ratio; loans past due 30-89 days/gross assets; nonperforming assets/gross assets; net loan charge-offs/gross assets; net income before taxes/risk-weighted assets; and the adjusted brokered deposit ratio. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

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

Consumer Financial Protection Bureau.  Dodd-Frank created the Consumer Financial Protection Bureau (CFPB), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Ability to Repay and Qualified Mortgage Rule.  Mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider, at a minimum, the following eight underwriting factors when making the credit decision:

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

TILA/RESPA Integrated Disclosures (TRID)

The CFPB implemented rules combining the mortgage disclosures consumers previously received under TILA and RESPA.

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

Employees

As of December 31, 2018, we had 390 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2018 totaled $8.2 million. Our non-performing assets were approximately $10.0 million on December 31, 2018. Our allowance for loan and lease losses was approximately $21.4 million on December 31, 2018.

Our emphasis on the Eastern Pennsylvania and the Southern Tier of New York market area exposes us to a risk of loss associated with the region.

At December 31, 2018, $299.9 million or 16.4%, of our loan portfolio consisted of residential mortgage loans and $907.8 million or 49.8%, of our loan portfolio consisted of commercial real estate loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania and Broome County, New York. As a result of this concentration, a sustained downturn in the regional economy could significantly increase non-performing loans, which would hurt our net income. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2018, approximately 76.9% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2018, we had approximately $269.7 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2018, our available-for-sale securities had an unrealized loss, net of taxes, of $2.6 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with GAAP, which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2018, the market value of our shares exceeded the recorded book value, therefore goodwill is considered not impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

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

We are operating in a challenging economic environment, including generally uncertain national and local conditions. Additional concerns from some of the countries in the European Union and elsewhere have also strained the financial markets both abroad and domestically. Although there has been some improvement in the overall global macroeconomic conditions in 2018, financial institutions continue to be affected by conditions in the real estate market and the constrained financial markets. In recent years, declines in the housing market, increases in unemployment and under-employment have negatively impacted the credit performance of loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern over economic conditions, many lenders and institutional investors have reduced or ceased providing funding to borrowers. A worsening of economic conditions may impact our results of operations and financial condition. In particular, we may face the following risks in connection with these events:

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

We maintain a non-contributory defined benefit pension plan, which was frozen in 2008. The costs for this legacy pension plan are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting our costs as listed above, we could be required to fund the plan with higher amounts of cash than are anticipated by our actuaries. Such increased funding obligations could have a material impact on our liquidity by reducing our cash flows.

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

Our ability to pay dividends on or repurchase shares of our stock depends upon our receipt of dividends from Peoples Bank. Additionally, our ability to pay dividends is limited by Pennsylvania corporate law and by federal banking regulations. Under Pennsylvania law, we may not pay a dividend if, after payment, we could not pay our debts as they become due in the usual course of business or our total assets would be less than our total liabilities. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.

As a state-chartered bank, Peoples Bank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code.  Further, Peoples Bank’s ability to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Peoples Bank will be able to pay dividends. Our failure to pay dividends could have a material adverse effect on the market price of our common stock.

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

We are subject to extensive regulation, supervision and examination by certain state and federal agencies including the FDIC, the Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking. Such regulation and supervision govern the activities in which we may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on us and our operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from our own actions, we may be held liable under certain circumstances for the actions of our borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by us. Further, the liability has the potential to far exceed the original amount of a loan.

We may be subject to more stringent capital and liquidity requirements in the future, which may adversely affect our net income and future growth.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, like us, will continue to be examined for compliance with the consumer laws by their primary bank regulators. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Increases in FDIC insurance premiums may adversely affect our earnings.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. Should our supervisory rating be lowered or our unsecured debt increase, we may be required to pay an increased assessment. More generally, should the designated reserve ratio of the FDIC Deposit Insurance Fund be raised or the fund suffer losses, we may be required to pay an increased assessment. An increase in the assessment we pay may adversely impact our earnings.

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

Item  1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our corporate headquarters is located at 150 N. Washington Avenue, Scranton, Pennsylvania, which houses our finance and planning, trust, commercial lending, human resources and investor services divisions, as well as our executive offices. Our operations division is located at 82 Franklin Avenue, Hallstead, Pennsylvania.

We operate 27 full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York. Seven offices are leased and the balance are owned by Peoples Bank.  Additionally, we operate a Limited Purpose Banking Office (“LPO”) located in and serving Schuylkill County, Pennsylvania.

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

Part II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2019, there were approximately 3,530 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

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

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
October 31, 2018		$		225,000
November 30, 2018		$		225,000
December 31, 2018		$		225,000

On April 28, 2017 and February 1, 2019, our board of directors reauthorized a common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the SNL Bank and Thrift Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2013, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2013, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

Total Return Performance
Peoples Financial Services Corp.
Russell 2000 Index
SNL Bank and Thrift Index
Index Value
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Peoples Financial Services Corp.	100.00	134.29	106.25	140.29	138.15	134.56
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank and Thrift Index	100.00	111.63	113.89	143.78	169.07	140.45

Source:  S& P Global Market Intelligence

©2018

Item 6.Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2018	2017	2016	2015	2014
Condensed statements of financial performance:
Interest income	$84,661	$74,242	$68,984	$63,041	$63,956
Interest expense	13,322	8,698	7,251	6,037	6,642
Net interest income	71,339	65,544	61,733	57,004	57,314
Provision for loan losses	4,200	4,800	5,000	3,700	3,524
Net interest income after provision for loan losses	67,139	60,744	56,733	53,304	53,790
Noninterest income	13,659	17,186	15,888	15,719	15,251
Noninterest expense	52,487	51,293	48,030	46,779	45,933
Income before income taxes	28,311	26,637	24,591	22,244	23,108
Provision for income tax expense	3,391	8,180	5,008	4,521	5,459
Net income	$24,920	$18,457	$19,583	$17,723	$17,649
Condensed statements of financial position:
Investment securities	$278,334	$281,822	$269,927	$297,044	$354,251
Net loans	1,801,887	1,674,105	1,517,004	1,327,890	1,199,556
Other assets	208,092	213,104	212,511	194,124	187,862
Total assets	$2,288,313	$2,169,031	$1,999,442	$1,819,058	$1,741,669
Deposits	$1,875,022	$1,719,018	$1,588,757	$1,455,810	$1,425,558
Short-term borrowings	86,500	123,675	82,700	38,325	19,557
Long-term debt	37,906	49,734	58,134	60,354	33,140
Other liabilities	10,271	11,628	13,233	15,801	16,635
Stockholders’ equity	278,614	264,976	256,618	248,768	246,779
Total liabilities and stockholders’ equity	$2,288,313	$2,169,031	$1,999,442	$1,819,058	$1,741,669
Per share data:
Net income	$3.37	$2.50	$2.65	$2.36	$2.34
Cash dividends declared	1.31	1.26	1.24	1.24	1.24
Stockholders’ equity	$37.66	$35.82	$34.71	$33.57	$32.69
Cash dividends declared as a percentage of net income	38.87%	50.40%	46.79%	52.54%	53.03%
Average common shares outstanding	7,397,797	7,395,837	7,396,716	7,516,451	7,548,825

Selected ratios (based on average balances):
Net income as a percentage of total assets	1.12%	0.90%	1.02%	1.02%	1.03%
Net income as a percentage of stockholders’ equity	9.21	7.02	7.64	7.13	7.29
Stockholders’ equity as a percentage of total assets	12.14	12.77	13.36	14.26	14.12
Tier I capital as a percentage of adjusted total assets	10.03	9.94	10.16	10.80	10.76
Net interest income as a percentage of earning assets	3.59	3.69	3.77	3.81	3.86
Loans, net, as a percentage of deposits	99.55%	96.50%	95.81%	87.55%	84.13%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	11.95%	11.85%	12.49%	13.52%	14.75%
Total capital as a percentage of risk-weighted assets	13.10	12.95	13.51	14.47	15.61
Allowance for loan losses as a percentage of loans, net	1.17	1.12	1.04	0.97	0.85
Nonperforming loans as a percentage of loans, net	0.53%	0.67%	0.90%	0.86%	0.85%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 21.0% for 2018 and 35.0% for the years 2017, 2016, 2015 and 2014.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2018 versus 2017

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2017 versus 2016 contained in this Annual Report on Form 10-K.

Forward-Looking Discussion:

In addition to the historical information contained in this document, the discussion presented may contain and, from time to time, may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of Peoples Financial Services Corp. and its subsidiaries regarding its future operating results, financial position, asset quality, credit reserves, credit losses, capital levels, dividends, liquidity, service charges, cost savings, effective tax rate, impact of changes in fair value of financial assets and liabilities, impact of new accounting and regulatory guidance, legal proceedings and other matters relating to us and the securities that we may offer from time to time. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict, change over time and are often beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, forward-looking statements.

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of allowance for loan losses, determination of other-than-temporary impairment of investment securities, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or satisfaction of loans, the valuation of deferred tax assets, and the impairment of goodwill. Actual amounts could differ from those estimates.

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

Operating Environment:

The United States economy continued to show signs of expansion in 2018, as the gross domestic product (“GDP”), the value of all goods and services produced in the Nation, came in at an annual rate of 2.6 percent (estimated) in the fourth quarter. This comes after a third quarter reading of 3.4 percent in real GDP. The economy grew at a solid 2.9 percent for all of 2018, just short of the 3.0 percent predicted by the Trump administration after the Tax Cut and Jobs Act. GDP came in at a rate of 2.2 percent in 2017 by comparison. The Federal Reserve Board’s Federal Open Market Committee (“FOMC”) increased the federal funds rate four times in 2018 ending the year at a range of 2.25% to 2.50%. In raising the key target range for the federal funds rate, the FOMC noted that risks to the economic outlook appear roughly balanced but that the FOMC will continue to monitor global economic and financial developments and assess their implications for the economic outlook. The median forecast is for a federal funds rate of 2.9 percent by year-end 2019, implying that there will be two additional rate hikes in 2019.

Inflation slowed somewhat in 2018, as the consumer price index (“CPI”) registered 1.9 percent for 2018, just under the FOMC’s benchmark of 2.0 percent for the first time since August 2017. The CPI was 2.1 percent in 2017. Core personal consumption expenditure price index, which ignores food and energy, averaged 2.2 percent in 2018.

On a national level, employment conditions improved in 2018. The civilian labor force increased 2.6 million, while the number of people employed increased 2.9 million in 2018. As a result, the annual unemployment rate for the U.S. fell in 2018 when compared to 2017. All sectors of employment, reported employment gains from the end of 2017.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2018 and 2017, are summarized as follows:

	2018	2017
United States	3.9%	4.4%
New York (statewide)	4.2	4.7
Pennsylvania (statewide)	4.3	4.9
Broome County	5.1	5.6
Bucks County	3.7	4.2
Lackawanna County	4.5	5.1
Lehigh County	4.6	5.0
Luzerne County	5.4	5.9
Monroe County	5.4	5.9
Montgomery County	3.4	3.9
Northampton County	4.4	4.9
Schuylkill County	5.3	5.9
Susquehanna County	4.0	4.7
Wayne County	4.7	5.1
Wyoming County	4.4%	5.3%

Employment conditions improved for both the Commonwealth of Pennsylvania and New York State in 2018 as evidenced by a decrease in their respective unemployment rates. With respect to the markets we serve, the unemployment rate decreased in all of the counties in which we have branches or ATM locations. The lowest unemployment rate in 2018, for all of the counties we serve, was Montgomery County at 3.4 percent.

With respect to the banking industry, net income for all Federal Deposit Insurance Corporation (“FDIC”)-insured banks in 2018 totaled $236.7 billion, an increase of $53.6 billion or 29.3 percent from 2017. Approximately 79.7 percent of all institutions reported higher net income in 2018, while only 3.2 percent reported net losses, down from last year’s reported 5.4 percent unprofitable institutions. Loan loss provisions of $50.0 billion in 2018 were $1.1 billion or 2.2 percent less than banks set aside in 2017. Net interest income increased for the fifth year in a row, by $42.2 billion or 8.5 percent. Noninterest income was $10.9 billion or 4.3 percent above the level of 2017. Realized gains on sales of investments were $328.0 million or 84.6 percent less than a year ago. Total noninterest expense increased $16.8 billion or 3.8 percent comparing 2018 and 2017. The return on average assets for 2018 was 1.35 percent compared to 0.97 percent in 2017.

The United States economy continued its strong performance in 2018. This could affect future interest rates which may adversely impact bank earnings as net interest margins compress from the inability of management to keep funding costs low. Continuous expense control, sound balance sheet management and lower loan loss provisions could offset some of the negative impact of the reduction in net interest margins.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within the Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York and one limited purpose banking office located in Schuylkill County Pennsylvania.

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

Total assets, loans and deposits were $2.3 billion, $1.8 billion and $1.9 billion, respectively, at December 31, 2018. Total assets, loans and deposits grew 5.5 percent, 7.7 percent and 9.1 percent, respectively, compared to 2017 year-end balances.

The loan portfolio consisted of $1.4 billion of business loans, including commercial and commercial real estate loans, and $421.3 million in retail loans, including residential mortgage and consumer loans at December 31, 2018. Total investment securities were $278.3 million at December 31, 2018, including $269.7 million of investment securities classified as available-for sale and $8.4 million classified as held-to-maturity. Total deposits consisted of $410.3 million in noninterest-bearing deposits and $1.5 billion in interest-bearing deposits at December 31, 2018.

Stockholders’ equity equaled $278.6 million, or $37.66 per share, at December 31, 2018, and $265.0 million, or $35.82 per share, at December 31, 2017. Our equity to asset ratio was 12.18 percent and 12.22 percent at those respective period ends. Dividends declared for the 2018 amounted to $1.31 per share representing 38.9 percent of net income.

Nonperforming assets equaled $10.0 million or 0.55 percent of loans, net and foreclosed assets at December 31, 2018, down from $11.6 million or 0.68 percent at December 31, 2017. The allowance for loan losses equaled $21.4 million or 1.17 percent of loans, net, at December 31, 2018, compared to $19.0 million or 1.12 percent at year-end 2017. Loans charged-off, net of recoveries equaled $1.8 million or 0.10 percent of average loans in 2018, compared to $1.8 million or 0.11 percent of average loans in 2017.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2018, our portfolio consisted primarily of short-term U.S. Treasury and Government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

During 2018 the FOMC raised the target federal funds rate four times. At their December 2018 meeting, the FOMC decided to raise the target range for the federal funds rate to 2.25% to 2.50%.  The FOMC judges that some further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s two percent objective over the medium term.  The Committee judges that risks to the economic outlook are roughly balanced, but will continue to monitor global economic and financial developments and assess their implications for the economic outlook.  Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury securities. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and Government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt state and municipal obligations. The yield on the 2-year U.S. Treasury ranged from a low of 192 basis points to a high of 298 basis points during 2018 before ending the year at 2.48 percent. The yield on the 10-year U.S. Treasury ranged from a low of 244 basis points to a high of 324 basis points while ending 2018 at 2.69 percent. Since bond prices move inversely to yields, we experienced a decline in the aggregate fair value of our investment portfolio when comparing December 31, 2018 to December 31, 2017 due to higher rates at year end 2018.  The net unrealized holding losses included in our available-for-sale investment portfolio were $3.3 million at December 31, 2018 compared to a loss of $1.2 million at December 31, 2017.  We reported net unrealized holding loss, included as a separate component of stockholders’ equity of $2.6 million, net of income taxes of $683 thousand, at December 31, 2018, and $977 thousand, net of income taxes of $260 thousand, at December 31, 2017. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2018, indicated that should general market rates increase by 100, 200 and 300 basis points, we would anticipate declines of 2.6 percent, 5.3 percent and 7.9 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities

	2018		2017		2016
December 31,	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$25,592	9.20%	$19,814	7.03%	7,438	2.76
U.S. Government-sponsored enterprises	92,818	33.35	93,648	33.23	$80,913	29.98%
State and municipals:
Taxable	13,853	4.98	15,047	5.34	15,225	5.64
Tax-exempt	92,809	33.34	110,692	39.28	119,462	44.25
Residential Mortgage-backed securities:
U.S. Government agencies	12,671	4.55	14,488	5.14	21,110	7.82
U.S. Government-sponsored enterprises	34,261	12.31	21,892	7.77	25,779	9.55
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,039	2.17	6,195	2.20
Common equity securities	291	0.10	46	0.01
Total	$278,334	100.00%	$281,822	100.00%	$269,927	100.00%

Investment securities decreased $3.5 million, to $278.3 million at December 31, 2018, from $281.8 million at December 31, 2017. At December 31, 2018, the investment portfolio consisted of $269.7 million of investment securities classified as available-for-sale and $8.4 million classified as held-to-maturity. Strong loan demand during 2018 resulted in using a portion of the investment cash flow to fund higher yielding loans. Excess cash flow from investment repayments was directed back into the investment portfolio primarily during the second and third quarters of 2018. Security purchases totaled $33.0 million in 2018, with purchases consisting of short-term U.S. Treasury securities, longer term tax-exempt securities and mortgage-backed securities. Investment purchases in 2017 amounted to $73.5 million.

Repayments of investment securities totaled $32.0 million in 2018 and $57.0 million in 2017. There were no sales of investment securities during 2018 or 2017.  We continually analyze the investment portfolio with respect to its exposure to various risk elements.

The composition of our investment portfolio changed during 2018 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. Government-sponsored enterprise securities comprised 42.5 percent of our total portfolio at year-end 2018 compared to 40.3 percent at the end of 2017.  Tax-exempt municipal obligations declined as a percentage of the total portfolio to 33.3 percent at year-end 2018 from 39.3 percent at the end of 2017 due to maturities and calls. The weighted average life of the investment portfolio shortened to 3.5 years at December 31, 2018 from 4.2 years at year end 2017, while the effective duration of the investment portfolio decreased slightly to 2.6 years at December 31, 2018 from 3.0 years at December 31, 2017.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2018, 2017 and 2016. For additional information related to OTTI refer to Note 4 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $281.7 million and equaled 13.8 percent of average earning assets in 2018, compared to $272.4 million and equaled 14.6 percent of average earning assets in 2017. The tax-equivalent yield on the investment portfolio decreased twenty-four basis points to 2.60 percent in 2018 from 2.84 percent in 2017.  The decrease in the tax-equivalent yield is due primarily to the reduction in the statutory federal corporate tax rate in 2018 to 21% from 35% in 2017.

At December 31, 2018 and 2017, there were no securities of any individual issuer, except for U.S. Government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2018, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2018	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$1,995	2.04%	$23,597	1.78%					$25,592	1.91%
U.S. Government-sponsored enterprises	10,965	1.36	81,853	1.62					92,818	1.59
State and municipals:
Taxable	757	3.48	5,265	4.00	$7,831	4.40%			13,853	4.20
Tax-exempt	19,654	4.05	42,091	2.09	9,943	4.23	$21,121	3.91%	92,809	3.15
Residential Mortgage-backed securities:
U.S. Government agencies	121	0.87	5,242	2.17	2,479	2.40	4,829	3.41	12,671	2.67
U.S. Government-sponsored enterprises	43	1.34	7,622	2.52	6,722	2.29	19,874	2.98	34,261	2.74
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises					6,039	2.29			6,039	2.29
Total	$33,535	3.02%	$165,670	1.91%	$33,014	3.37%	$45,824	3.45%	$278,043	2.47%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio

	2018		2017		2016		2015		2014
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$494,134	27.10%	$476,199	28.12%	$408,814	26.67%	$365,767	27.28%	$319,590	26.41%
Real estate:
Commercial	907,803	49.79	786,210	46.44	700,144	45.67	567,277	42.30	493,481	40.79
Residential	299,876	16.45	287,935	17.01	289,781	18.90	306,218	22.84	322,454	26.65
Consumer	121,453	6.66	142,721	8.43	134,226	8.76	101,603	7.58	74,369	6.15
Loans, net	1,823,266	100.00%	1,693,065	100.00%	1,532,965	100.00%	1,340,865	100.00%	1,209,894	100.00%
Less: allowance for loan loss	21,379		18,960		15,961		12,975		10,338
Net loans	$1,801,887		$1,674,105		$1,517,004		$1,327,890		$1,199,556

Loans, net increased $130.2 million or 7.7 percent in 2018 to $1.8 billion at December 31, 2018. Business loans, including commercial loans and commercial real estate loans, were $1.4 billion or 76.9 percent of loans, net at December 31, 2018, and $1.3 billion or 74.6 percent at year-end 2017. Residential mortgages and consumer loans totaled $421.3 million or 23.1 percent of loans, net at year-end 2018 and $430.7 million or 25.4 percent at year-end 2017. Loan growth remained strong throughout 2018.  Loans, net grew at an annual rate of 7.7 percent in 2018 despite the sale of our $2.4 million credit card loan portfolio and a portion of our student loan portfolio totaling $5.3 million.  The increase in loans in 2018 was primarily attributable to the continued growth fostered by our entrance into the Lehigh Valley market during the fourth quarter of 2014 by establishing a community banking office with a dedicated team of commercial and retail lenders. Our company has expanded our presence in the greater Lehigh Valley with the addition of two community banking offices, the most recent during the third quarter of 2017, complemented with additional lending teams to continue the growth.  Additional growth was attained through our entrance into the King of Prussia market initially by establishing a loan production office and then by opening a retail branch in the fourth quarter of 2016. The remainder of such growth was generated from improved demand for business lending in existing markets. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we continue to be well received in these new markets as we are in our existing markets.

Loans averaged $1.8 billion in 2018, compared to $1.6 billion in 2017. Taxable loans averaged $1.6 billion, while tax-exempt loans averaged $126.1 million in 2018. Due to improving loan demand, the loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 86.1 percent in 2018, an increase from 85.4 percent in 2017.

The tax-equivalent yield on our loan portfolio increased 12 basis points to 4.51 percent in 2018 from 4.39 percent in 2017 due to higher yields on new loan originations and the repricing higher of floating and adjustable rate loans due to the increase in market rates.  In 2018, we increased our prime lending rate four times in response to the FOMC raising its targeted federal funds rate.  Our prime rate ended the year at 5.50%.  The higher prime rate helped mitigate the loan yield compression. The effect of the increases in the prime rate on stabilizing our loan portfolio’s yield can be evidenced by evaluating quarterly loan yields, which ranged from 4.38 percent in the first quarter to 4.66 percent in the fourth quarter.  The yield on the loan portfolio may continue to improve as repayments on loans are replaced with new originations at current market rates and floating and adjustable rate loans reprice higher.  However, competition will continue to prompt more aggressive pricing for high quality fixed rate intermediate term loans, thus mitigating some of the upward momentum in loan yields.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2018, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio

	Within one	After one but	After five
December 31, 2018	year	within five years	years	Total
Maturity schedule:
Commercial	$153,851	$174,739	$165,544	$494,134
Real estate:
Commercial	182,116	479,506	246,181	907,803
Residential	72,353	137,415	90,108	299,876
Consumer	55,419	63,061	2,973	121,453
Total	$463,739	$854,721	$504,806	$1,823,266

Predetermined interest rates	$187,624	$399,133	$182,139	$768,896
Floating or adjustable interest rates	276,115	455,588	322,667	1,054,370
Total	$463,739	$854,721	$504,806	$1,823,266

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. For 2018, market interest rates continued to increase from historically low levels. Given the potential for rates to rise in the future, we continued to place emphasis on originating short term fixed-rate and adjustable-rate loans. Fixed-rate loans represented 42.2 percent of the loan portfolio at December 31, 2018, compared to floating or adjustable-rate loans at 57.8 percent. Approximately 42.7 percent of the loan portfolio is expected to reprice within the next 12 months.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments

December 31	2018	2017	2016
Commitments to extend credit	$294,122	$324,984	$235,878
Unused portions of lines of credit	51,790	56,244	57,784
Commercial letters of credit	33,275	23,387	31,051
Total	$379,187	$404,615	$324,713

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $56 and $61 at December 31, 2018 and 2017. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	December 31, 2018
			Over One Year	Over Three Years
		One Year or	Through	Through
(In Thousands)	Total	Less	Three Years	Five Years	Over Five Years
Contractual Obligations:
Time Deposits	$336,242	$154,506	$136,783	$32,333	$12,620
Short-term borrowings	86,500	86,500
FHLB Advances	37,906	21,174	14,021	2,711
Operating Leases	7,545	532	1,041	948	5,024
Total	$468,193	$262,712	$151,845	$35,992	$17,644
Other commitments:
Commitments to extend credit	$345,912	$289,672	$4,450	$	$51,790
Standby letters of credit	33,275	33,275
Total	$379,187	$322,947	$4,450	$	$51,790

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

Distribution of nonperforming assets

December 31	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial	$776	$860	$934	$1,632	$1,322
Real estate:
Commercial	2,328	3,454	7,016	1,680	1,275
Residential	2,574	2,994	2,961	4,424	3,047
Consumer	212	177	155	148	122
Total nonaccrual loans	5,890	7,485	11,066	7,884	5,766
Troubled debt restructured loans:
Commercial	1,438	1,577	1,150
Real estate:
Commercial	719	836	141	2,325	2,457
Residential	622	661	618	536	476
Total troubled debt restructured loans	2,779	3,074	1,909	2,861	2,933
Accruing loans past due 90 days or more:
Real estate:
Commercial	73				136
Residential	850	548	558	525	1,062
Consumer		186	286	238	425
Total accruing loans past due 90 days or more	923	734	844	763	1,623
Total nonperforming loans	9,592	11,293	13,819	11,508	10,322
Foreclosed assets	376	284	393	957	561
Total nonperforming assets	$9,968	$11,577	$14,212	$12,465	$10,883
Nonperforming loans as a percentage of loans, net	0.53%	0.67%	0.90%	0.86%	0.85%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.55%	0.68%	0.93%	0.93%	0.90%

We experienced continued improvement in our asset quality as evidenced by a decrease in nonperforming assets of $1.6 million or 13.9 percent to $10.0 million or 0.55 percent of loans, net of unearned income, and foreclosed assets at December 31, 2018, from $11.6 million or 0.68 percent of loans, net of unearned income, and foreclosed assets at the end of 2017. The decrease resulted from a $1.6 million decrease in nonaccrual loans and a decrease in trouble debt restructured loans of $0.3 million offset by an increase of $0.2 million in accruing loans past due 90 days or more and a small increase in foreclosed assets of $0.1 million.  For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses and an illustration of charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses

December 31	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$18,960	$15,961	$12,975	$10,338	$8,651
Loans charged-off:
Commercial	154	173	776	246	601
Real estate:
Commercial	1,250	706	858	325	500
Residential	405	533	339	523	804
Consumer	545	737	495	333	386
Total	2,354	2,149	2,468	1,427	2,291
Loans recovered:
Commercial	137	20	86	77	9
Real estate:
Commercial	136	124	122	144	292
Residential	98	44	69	26	38
Consumer	202	160	177	117	115
Total	573	348	454	364	454
Net loans charged-off	1,781	1,801	2,014	1,063	1,837
Provision for loan losses	4,200	4,800	5,000	3,700	3,524
Allowance for loan losses at end of period	$21,379	$18,960	$15,961	$12,975	$10,338

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.10%	0.11%	0.14%	0.08%	0.15%
Allowance for loan losses as a percentage of period end loans	1.17%	1.12%	1.04%	0.97%	0.85%

The allowance for loan losses increased $2.4 million to $21.4 million at December 31, 2018, from $19.0 million at the end of 2017. The increase resulted from a provision for loan losses of $4.2 million less net loans charged-off of $1.8 million. There was one large commercial real estate credit charged-off in the second quarter of 2018 totaling $1.1 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.17 percent at the end of 2018, compared to 1.12 percent at the end of 2017..

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $20 to $1,781 in 2018 from $1,801 in 2017. Net charge-offs, as a percentage of average loans outstanding, equaled 0.10 percent in 2018 and 0.11 percent in 2017.

Allocation of the allowance for loan losses

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2018		2017		2016		2015		2014
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$50	0.12%	$159	0.15%	$225	0.18%	$759	0.16%	$1,240	0.33%
Real Estate:
Commercial	403	0.17	263	0.25	1,197	0.47	233	0.40	912	0.53
Residential	666	0.23	336	0.22	520	0.23	1,138	0.37	769	0.34
Consumer	60	0.01	8	0.01			117	0.01	38	0.01
Total specific	1,179	0.53	766	0.63	1,942	0.88	2,247	0.94	2,959	1.21
Formula:
Commercial	5,466	26.98	4,893	27.98	3,574	26.49	2,283	27.12	1,081	26.08
Real Estate:
Commercial	10,333	49.62	7,285	46.19	4,650	45.21	4,012	41.90	2,125	40.26
Residential	3,226	16.22	4,644	16.78	4,187	18.67	2,944	22.47	2,921	26.31
Consumer	1,175	6.65	1,372	8.42	1,608	8.75	1,466	7.57	1,252	6.14
Total formula	20,200	99.47	18,194	99.37	14,019	99.12	10,705	99.06	7,379	98.79
Total allocated allowance	21,379	100.00%	18,960	100.00%	15,961	100.00%	12,952	100.00%	10,338	100.00%
Unallocated allowance							23
Total	$21,379		$18,960		$15,961		$12,975		$10,338

The allocated element of the allowance for loan losses account increased $2,419 to $21,379 at December 31, 2018, compared to $18,960 at December 31, 2017. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 increased $413 to $1,179 at December 31, 2018, from $766 at December 31, 2017 and the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $2,006 to $20,200 at December 31, 2018, from $18,194 at December 31, 2017. The increase in the specific portion of the allowance was a result of an increase in loans with collateral impairment.  The increase in the formula portion was due to a significant increase in volume, as the overall loss factor remained relatively unchanged.

There was no unallocated element of the total allowance for loan losses at December 31, 2018.  As is inherent with all estimates, the allowance for loan losses methodology is subject to a certain level of imprecision as it provides reasonable, but not absolute, assurance that the allowance will be able to absorb probable losses, in their entirety, as of the financial statement date.  Factors, among others, including judgments made in identifying those loans considered impaired, appraisals of collateral values and measurements of certain qualitative factors, all cause this imprecision and support the establishment of the unallocated element.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 222.9 percent at December 31, 2018 and 167.9 percent at December 31, 2017. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2018.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $156.0 million or 9.1 percent to $1.9 billion at the end of 2018. The growth in deposits included the addition of $50.0 million in callable brokered certificates of deposit. Noninterest-bearing deposits grew $29.5 million or 7.8% while interest-bearing deposits increased $126.5 million or 9.5% in 2018. Noninterest-bearing deposits represented 21.9 percent of total deposits while interest-bearing deposits accounted for 78.1 percent of total deposits at December 31, 2018. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 22.1 percent and 77.9 percent of total deposits at year end 2017. With regard to noninterest-bearing deposits, personal checking accounts increased $13.2 million or 7.0 percent, while commercial checking accounts increased $16.3 million or 8.5 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the increase in short-term market rates due to the FOMC increasing the targeted federal funds rate four times during 2018.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $72.5 million in 2018. Commercial interest-bearing transaction accounts increased $71.5 million, while personal interest-bearing transaction accounts increased $10.6 million. Savings accounts decreased $9.7 million during 2018 as price sensitive depositors shifted balances to more attractive premium rates being offered by our competitors.  The strong growth in the commercial account types was due to continuing our strategic initiative to grow our public fund deposits, our continued penetration in our expansion markets and an increase in IOLTA accounts at yearend. Total time deposits increased $54.0 million to $336.3 million at December 31, 2018 from $282.3 million at December 31, 2017. The increase was primarily due to the addition of $50.0 million of callable brokered certificates of deposit.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution

	2018		2017		2016
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$296,331	0.86%	$262,292	0.55%	$219,265	0.39%
NOW accounts	388,334	0.60	345,383	0.45	305,156	0.40
Savings accounts	389,557	0.13	398,104	0.13	391,631	0.18
Time deposits	291,499	1.36	282,617	1.05	273,691	0.98
Total interest-bearing	1,365,721	0.68%	1,288,396	0.50%	1,189,743	0.46%
Noninterest-bearing	395,287		361,386		330,295
Total deposits	$1,761,008		$1,649,782		$1,520,038

Total deposits averaged $1.8 billion in 2018 and $1.6 billion in 2017, increasing $111.2 million or 6.7 percent comparing 2018 to 2017. Average noninterest-bearing deposits increased $33.9 million, while average interest-bearing accounts grew $77.3 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $68.4 million while average total time deposits increased $8.9 million when comparing 2018 and 2017.

Our cost of interest-bearing deposits increased 18 basis points to 0.68 percent in 2018 from 0.50 percent in 2017. Specifically, the cost of interest-bearing transaction and savings accounts increased 15 basis points to 0.50 percent while the cost of time deposits increased 31basis points to 1.36 percent comparing 2018 and 2017. The increases to the cost of interest-bearing transaction deposits and to the cost of time deposits was the result of the increase in short-term market rates resulting from the FOMC’s action to raise the targeted federal funds rate four times during 2018 ending at a range of 2.25% to 2.50%.  We increased rates to retain our core deposit relationships in reaction to premium rates being offered by our competitors.  Additionally and to a lesser extent, the increase in costs was due to the introduction of premium rate deposit specials at our newest branch office in Kingston and our new branch offices in the Lehigh Valley.

Volatile deposits, time deposits $100 or more, averaged $147.1 million in 2018, an increase of $21.8 million or 17.4 percent from $125.2 million in 2017. Our average cost of these funds increased 52 basis points to 1.53 percent in 2018, from 1.01 percent in 2017. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 or more, which entirely consist of certificates of deposits, for the past three years are summarized as follows:

Maturity distribution of time deposits $100 or more

December 31	2018	2017	2016
Within three months	$27,659	$26,009	$25,503
After three months but within six months	21,546	24,569	25,356
After six months but within twelve months	48,904	49,852	45,385
After twelve months	124,933	56,461	55,733
Total	$223,042	$156,891	$151,977

In addition to deposit gathering, we have in place a secondary source of liquidity to fund operations through exercising existing credit arrangements with the FHLB-Pgh. We relied on this type of funding more extensively in 2018 than in 2017 due to the strong loan growth experienced during the year. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The FOMC has raised rates from historically low levels and during 2018 raised the federal funds target rate 100 basis points to a targeted range of 2.25 to 2.50 percent.  The timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2018.

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

Interest rate sensitivity

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2018	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$47				$47
Investment securities	16,529	$41,863	$185,493	$34,449	278,334
Loans, net	494,504	283,345	828,553	216,864	1,823,266
Loans held for sale				749	749
Total rate-sensitive assets	$511,080	$325,208	$1,014,046	$252,062	$2,102,396
Rate-sensitive liabilities:
Money market accounts	$328,949				$328,949
NOW accounts	186,866		$234,548		421,414
Savings accounts			378,157		378,157
Time deposits less than $100	11,889	$44,508	50,029	$6,774	113,200
Time deposits $100 or more	27,659	70,450	118,983	5,950	223,042
Short-term borrowings	86,500				86,500
Long-term debt	9,770	11,445	16,691	—	37,906
Total rate-sensitive liabilities	$651,633	$126,403	$798,408	$12,724	$1,589,168
Rate-sensitivity gap:
Period	$(140,553)	$198,805	$215,638	$239,338
Cumulative	$(140,553)	$58,252	$273,890	$513,228
RSA/RSL ratio:
Period	0.78	2.57	1.27	19.81
Cumulative	0.78	1.07	1.17	1.32	1.32

At December 31, 2018 and 2017, we had cumulative one-year RSA/RSL ratios of 1.07. As previously mentioned, this indicated that if interest rates increase, our earnings would likely be favorably impacted. Given current improvement in economic conditions and the recent action of the FOMC to raise short-term rates and their consideration to continue to raise short-term rates in the 2019, the focus of ALCO has been to maintain the positive gap position in order to safeguard future earnings from the potential risk of rising interest rates. During 2018 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged or down through the origination of five year fixed rate loans and purchase of an interest rate floor.  ALCO will continue to focus efforts on strategies in 2019 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $18.2 million or 2.4 percent increase in RSL coupled with a $23.6 million or 2.9 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $71.9 million increase in interest-bearing transaction accounts offset by a

$16.5 million decrease in time deposits and $37.2 million decrease in short-term borrowings. The majority of the growth in money market and NOW accounts resulted from an increase in the deposit balances of local school districts and commercial customers. Due to the somewhat cyclical nature associated with these deposits, we classified money market and NOW accounts in the “due within twelve months” category.

With respect to the increase in RSA maturing or repricing within a twelve month time horizon, loans, net increased $0.6 million while investment securities increased $24.1 million. Short-term interest rates increased faster than  longer-term rates during 2018 causing the yield curve to flatten.  In an effort to mitigate IRR in the investment portfolio and provide a source of liquidity, we chose to invest in fixed-rate, short-term and intermediate-term U.S. Treasury securities and U.S. Government-sponsored mortgage-backed securities and, to a lesser extent, longer-term municipal securities. The increase in loans, net of unearned income, resulted from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2019, would increase slightly at 0.4 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2019 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain a favorable IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2018, our maximum borrowing capacity with the FHLB-Pgh was $700.2 million of which $124.4 million was outstanding in borrowings and $172.0 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve.  At December 31, 2018 our borrowing capacity at the Federal Reserve related to this program was $206.1 million and there were no amounts outstanding.

Based on our liquidity position at December 31, 2018, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2018. At December 31, 2018, our noncore funds consisted of time deposits in denominations of $100 or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 15.0 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 6.3 percent. Comparatively, our ratios equaled 16.1 percent and 11.1 percent at the end of 2017, which indicated a decrease in our reliance on noncore funds. Moreover, our Basic Liquidity Surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 4.1 percent at December 31, 2018, from 3.7 percent at December 31, 2017. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $4.9 million for the year ended December 31, 2018. For the year ended December 31, 2017, cash and cash equivalents decreased $2.5 million. During 2018, cash provided by operating and financing activities were more than offset by cash used in investing activities.

 Operating activities provided net cash of $32.6 million in 2018 and $28.6 million in 2017. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $97.3 million in 2018. Net cash provided by financing activities was $153.5 million in 2017. Deposit gathering, which is our predominant financing activity, increased in both 2018 and 2017. Deposit gathering provided a net cash inflow in 2018 of $156.0 million and $130.3 million in 2017. Short-term borrowings decreased net cash by $37.2 million in 2018 while a net increase in short-term borrowings of $41.0 million contributed to the net cash provided by financing activities in 2017. Deposit gathering in 2018 was also partially offset by $11.8 million repayments of long-term debt as well as cash dividends paid of $9.7 million. In 2017, deposit gathering was partially offset by a $8.4 million repayment of long-term debt and cash dividends paid of $9.3 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $134.8 million in 2018. Net cash used in investing activities was $184.6 million in 2017. Net cash used in lending activities was $141.3 million in 2018, a decrease from $163.2 million in 2017. Activities related to our investment portfolio used net cash of $0.7 million in 2018 and $16.4 million in 2017.

We anticipate our liquidity position to be stable in 2019. Based on our expansion in the Lehigh Valley market and expansion into King of Prussia and Schuylkill County, we are expecting loan demand to continue to be strong throughout 2019. We expect to fund such demand through deposit gathering, payments and prepayments on loans and investments and advances from the FHLB. Additionally, we anticipate a slowdown in deposit receipts from royalties related to the natural gas drilling industry. Moreover, if economic conditions were to weaken it may result in increased interest in bank deposits, as consumers continue to save rather than spend. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2019.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.0 percent at December 31, 2018, and 11.9 percent at December 31, 2017. Our Total capital ratio was 13.1 percent at December 31, 2018 and 13.0 percent at December 31, 2017. In addition, a new ratio effective January 1, 2015, requires the Company and Peoples Bank to maintain a minimum common equity Tier 1 capital to risk-weighted assets of 4.5 percent.  Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.0 percent and 11.6 percent at December 31, 2018 and 11.9 percent and 11.5 percent at December 31, 2017.  Our Leverage ratio, which equaled 10.0 percent at December 31, 2018 and 9.9 percent at December 31, 2017, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 11.6 percent, 12.8 percent and 9.8 percent at December 31, 2018, and 11.5 percent, 12.6 percent and 9.7 percent at December 31, 2017. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2018. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

Stockholders’ equity was $278.6 million or $37.66 per share at December 31, 2018, and $265.0 million or $35.82 per share at December 31, 2017. Stockholders’ equity grew $13.6 million in 2018 as net income was partially offset by an increase in accumulated other comprehensive loss and the payment of dividends.

We declared dividends of $1.31 per share in 2018, $1.26 per share in 2017, and $1.24 per share in 2016. The dividend payout ratio, dividends declared as a percent of net income, equaled 38.9 percent in 2018, 50.4 percent in 2017 and 46.8 percent in 2016. Our board of directors intends to continue paying cash dividends in the future. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

On January 31, 2014, our board of directors adopted a common stock repurchase plan whereby we were authorized to repurchase up to 370,000 shares of our outstanding common stock through open market purchases.  This plan was reauthorized and effectively continued during 2016, resulting in our repurchase and retirement of 16,463 shares for $604 thousand during the year.  On April 28, 2017 and February 1, 2019, our board of directors again effectively continued the plan by authorizing the repurchase of up to 225,000 shares of our outstanding common stock through open market purchases. There were no additional purchases of our outstanding common stock during 2018 or 2017.

Review of Financial Performance:

Net income was $24.9 million or $3.37 per share in 2018 and $18.5 million or $2.50 per share in 2017. The increase in earnings in 2018 is the result of higher net interest income of $5.8 million due to growth of our earning assets coupled with a $4.8 million reduction in income taxes due to the lower corporate tax rate. The results for 2017 include a $2.3 million net gain on the sale of our merchant services business and a $2.6 million one-time charge to the federal income tax provision related to the revaluation of our net deferred tax asset. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.12 percent and 9.21 percent for the year ended December 31, 2018. ROAA was 0.90 percent and ROAE was 7.02 percent for the year ended December 31, 2017.

Tax-equivalent net interest income was $73.0 million in 2018 and $68.9 million in 2017. Our net interest margin equaled 3.59 percent in 2018 and 3.69 percent in 2017. Noninterest income totaled $13.7 million in 2018 and $17.2 million in 2017. Noninterest expense was $52.5 million for the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017. Our productivity is measured by the operating efficiency ratio, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 59.5 percent in 2018 and 58.4 percent in 2017.

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

Net interest income changes due to rate and volume

	2018 vs 2017			2017 vs 2016
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$9,406	$2,735	$6,671	$5,044	$(651)	$5,695
Tax-exempt	(225)	(770)	545	203	(59)	262
Investments:
Taxable	884	502	382	566	304	262
Tax-exempt	(1,294)	(929)	(365)	(677)	(127)	(550)
Interest-bearing deposits	3	3		(44)	(23)	(21)
Federal funds sold
Total interest income	8,774	1,541	7,233	5,092	(556)	5,648
Interest expense:
Money market accounts	1,121	915	206	580	390	190
NOW accounts	783	573	210	341	172	169
Savings accounts	(16)	(5)	(11)	(190)	(201)	11
Time deposits less than $100	21	167	(146)	(5)	47	(52)
Time deposits $100 or more	988	738	250	294	165	129
Short-term borrowings	1,837	921	916	499	437	62
Long-term debt	(110)	71	(181)	(72)	19	(91)
Total interest expense	4,624	3,380	1,244	1,447	1,029	418
Net interest income	$4,150	$(1,839)	$5,989	$3,645	$(1,585)	$5,230

Tax-equivalent net interest income was $73.0 million in 2018 and $68.9 million in 2017. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $6.0 million. A rate variance resulted in a decrease in net interest income of $1.8 million.

Average earning assets increased $170.4 million to $2,035.3 million in 2018 from $1,864.9 million in 2017 and accounted for a $7,233 increase in interest income. Average loans, net increased $161.2 million, which caused interest income to increase $7,216. Average taxable investments increased $18.5 million comparing 2018 and 2017, which resulted in increased interest income of $382 while average tax-exempt investments decreased $9.3 million, which resulted in a decrease to interest income of $365.

Average interest-bearing liabilities rose $127.2 million to $1,547.7 million in 2018 from $1,420.6 million in 2017 resulting in a net increase in interest expense of $1,244. Large denomination time deposits averaged $21.8 million more in 2018 and caused interest expense to increase $250.  A decrease of $13.0 million in average time deposits less than $100 reduced interest expense by $146. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $68.4 million, which in aggregate caused a $405 increase in interest expense. Short-term borrowings averaged $57.0 million more and increased interest expense $916 while long-term debt averaged $7.2 million less and decreased interest expense by $181 comparing 2018 and 2017.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased eight basis points while there was a 25 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $1,839 comparing 2018 and 2017. The tax-equivalent yield on earning assets was 4.24 percent in 2018 compared to 4.16 percent in 2017 resulting in an increase in interest income of $1,541. With the tax-equivalent yield on the investment portfolio decreasing 24 basis points to 2.60 percent in 2018 from 2.84 percent in 2017, interest income decreased $427. The tax-equivalent yield on the loan portfolio increased 12 basis points to 4.51 percent in 2018 from 4.39 percent in 2017 and resulted in an increase interest income of $1,965.

An unfavorable rate variance was experienced in the cost of funds. We experienced increases in the rates paid on all major categories of interest-bearing liabilities with the exception of savings accounts. Specifically, the cost of money market and NOW accounts increased 31 basis points and 15 basis points comparing 2018 and 2017. These increases resulted in an increase in interest expense of $1,488. The cost of savings accounts remained level at 13 basis points and had no significant change in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 increased 11 basis points while time deposits $100 or more increased 52 basis points, which together resulted in a $905 increase in interest expense. The average rate paid on short-term borrowings increased 88 basis points in 2018 when compared to 2017, causing a $921 increase in interest expense. Interest expense increased $71 from a 13 basis point increase in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent in 2018 and 35.0 percent in 2017 and 2016.

 Summary of net interest income

	2018			2017
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,627,062	$74,352	4.57%	$1,479,387	$64,946	4.39%
Tax-exempt	126,088	4,641	3.68	112,594	4,866	4.32
Investments:
Taxable	180,182	4,014	2.23	161,643	3,130	1.94
Tax-exempt	101,475	3,318	3.27	110,788	4,612	4.16
Interest-bearing deposits	478	8	1.67	500	5	1.00
Federal funds sold
Total interest earning assets	2,035,285	86,333	4.24%	1,864,912	77,559	4.16%
Less: allowance for loan losses	20,013			17,673
Other assets	213,617			212,845
Total assets	$2,228,889			$2,060,084
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$296,331	2,555	0.86%	$262,292	1,434	0.55%
NOW accounts	388,334	2,332	0.60	345,383	1,549	0.45
Savings accounts	389,557	487	0.13	398,104	503	0.13
Time deposits less than $100	144,445	1,719	1.19	157,397	1,698	1.08
Time deposits $100 or more	147,054	2,253	1.53	125,220	1,265	1.01
Short-term borrowings	133,834	2,738	2.05	76,846	901	1.17
Long-term debt	48,189	1,238	2.57	55,342	1,348	2.44
Total interest-bearing liabilities	1,547,744	13,322	0.86%	1,420,584	8,698	0.61%
Noninterest-bearing deposits	395,287			361,386
Other liabilities	15,202			15,064
Stockholders’ equity	270,656			263,050
Total liabilities and stockholders’ equity	$2,228,889			$2,060,084
Net interest income/spread		$73,011	3.38%		$68,861	3.55%
Net interest margin			3.59%			3.69%
Tax-equivalent adjustments:
Loans		$975			$1,703
Investments		697			1,614
Total adjustments		$1,672			$3,317

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,528 in 2018, $1,469 in 2017 and $1,085 in 2016.

	2016
			Average
	Average	Interest Income/	Interest
	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,349,797	$59,902	4.44%
Tax-exempt	106,544	4,663	4.38
Investments:
Taxable	147,329	2,564	1.74
Tax-exempt	123,942	5,289	4.27
Interest-bearing deposits	1,432	49	3.42
Federal funds sold
Total interest earning assets	1,729,044	72,467	4.19%
Less: allowance for loan losses	14,781
Other assets	204,222
Total assets	$1,918,485
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$219,265	854	0.39%
NOW accounts	305,156	1,208	0.40
Savings accounts	391,631	693	0.18
Time deposits less than $100	162,286	1,703	1.05
Time deposits $100 or more	111,405	971	0.87
Short-term borrowings	67,553	402	0.60
Long-term debt	59,066	1,420	2.40
Total interest-bearing liabilities	1,316,362	7,251	0.55%
Noninterest-bearing deposits	330,295
Other liabilities	15,469
Stockholders’ equity	256,359
Total liabilities and stockholders’ equity	$1,918,485
Net interest income/spread		$65,216	3.64%
Net interest margin			3.77%
Tax-equivalent adjustments:
Loans		$1,632
Investments		1,851
Total adjustments		$3,483

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $4,200 in 2018 and $4,800 in 2017. A lower provision for loan losses is the product of improving asset quality throughout 2018 as well as a change in the historical loss factors used in the calculation.  Based on our most recent evaluation at December 31, 2018, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income decreased $3,527 or 20.5 percent to $13.7 million in 2018 from $17.2 million in 2017. We realized a $291 net gain on the sale of our credit card portfolio in 2018 while the 2017 results include a $2.3 million net gain on the sale of our merchant services business. Revenue received from service charges, fees and commissions increased $334 or 4.6 percent comparing 2018 and 2017, due in part to death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $368, a higher dividend on our FHLB-Pgh stock of $277 due to an increase in rate and higher volume, and increased interchange revenue from debit card transactions of $158, partially offset by lower revenue related to swap transactions of $610 as the number and amount of transactions in 2018 was lower than during 2017.  Merchant services revenue decreased $1.7 million in 2018 when compared to 2017 due to the sale of the business during the second quarter of 2017.  Commissions and fees on fiduciary activities decreased $21 or 1.0 percent comparing 2018 and 2017 due to a decrease in executor fees. Wealth management income increased $36 or 2.6 percent comparing 2018 to 2017 due to growth.  Mortgage banking income decreased $157 or 20.0 percent in 2018 compared to 2017 as the volume of loans originated for sale declined.  Income from investment in life insurance decreased $12 or 1.6 percent to $757 in 2018 from $769 in 2017.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense

Year ended December 31	2018	2017	2016
Salaries and employee benefits expense:
Salaries and payroll taxes	$23,557	$22,271	$18,655
Employee benefits	4,850	4,399	3,779
Salaries and employee benefits expense	28,407	26,670	22,434
Occupancy and equipment expenses:
Occupancy expense	6,236	5,632	5,284
Equipment expense	4,661	4,343	4,138
Occupancy and equipment expenses	10,897	9,975	9,422
Other expenses:
Merchant transaction expense	9	1,808	2,993
FDIC insurance and assessments	1,093	826	1,101
Professional fees and outside services	2,414	2,277	2,128
Other taxes	619	691	767
Stationery and supplies	773	749	736
Advertising	720	942	972
Amortization of intangible assets	881	1,034	1,186
Donations	1,339	1,188	1,006
Other	5,335	5,133	5,285
Other expenses	13,183	14,648	16,174
Total noninterest expense	$52,487	$51,293	$48,030

Noninterest expense was $52.5 million for the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 54.1 percent of the total noninterest expense. Salaries and employee benefits expense increased $1,737 or 6.5 percent to $28.4 million in 2018 from $26.7 million in 2017. Salaries and payroll taxes increased $1,286 or 5.8 percent, while employee benefits expense increased $451 or 10.3 percent. Annual performance-based salary adjustments as well as costs associated with our further expansion in the Lehigh Valley during 2018, including a full operational year at our newest branch office on Tilghman Street in West Allentown and the addition of seasoned lending and support personnel in the region provided the majority of the increase.

Occupancy and equipment expense increased $922 or 9.2 percent to $10.9 million in 2018 from $10.0 million in 2017. Specifically, building-related costs increased $604 or 10.7 percent while equipment-related costs increased $318 or 7.3 percent. The increases in occupancy and equipment-related expenses were driven by costs associated with a full operational year at our new community banking office on Tilghman Street in West Allentown, PA. In general, as we expand and increase our market area, occupancy related expenses, including technology costs associated with the maintenance and operations of new infrastructure within these markets increases.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $13.2 million in 2018 and $14.6 million in 2017. Merchant transaction expenses decreased $1,799 to $9 in 2018 compared to $1,808 in 2017 due to the sale of our merchant business in the second quarter of 2017. All other expenses, including FDIC insurance and assessments, professional fees and outside services, other taxes, stationery and supplies, advertising, amortization of intangible assets and other expenses totaled $13,174 in 2018, an increase of $334 or 2.6 percent, compared to $12,840 in 2017.

Income Taxes:

Our income tax expense was $3.4 million in 2018 and $8.2 million in 2017. On December 22, 2017, President Donald Trump signed into law H.R. 1, also known as the Tax Cuts and Jobs Act, which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we concluded that deferred tax assets, net had to be revalued. Our deferred tax assets, net represents expected corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate income tax rate reduced these anticipated future benefits.  The revaluation of the our deferred tax assets, net at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $2.6 million or $0.35 per share, which was recorded in the fourth quarter of 2017. This one-time charge was not replicated in 2018 and the decrease in income tax expense for 2018 was the direct result of the lowering of the statutory tax rate from 35% in prior years to 21% for 2018. Further, we utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. Without regard to the one-time deferred tax adjustment, our effective tax rate decreased to 12.0 percent in 2018, compared to 20.9 percent in 2017.

The effective tax rate in 2018 and 2017 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2018 and 2017. We anticipate investment tax credits from these investments to be $1.1 million again in 2019. Over the next seven years, we will recognize aggregate tax credits from our investments in these projects of $5.6 million.

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

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2017 and 2016, are summarized as follows:

	2017	2016
United States	4.4%	4.9%
New York	4.6	4.8
Pennsylvania	4.9	5.4
Broome County	5.5	5.4
Bucks County	4.2	4.6
Lackawanna County	5.1	5.7
Lehigh County	5.1	5.4
Luzerne County	5.9	6.4
Monroe County	5.9	6.3
Montgomery County	3.8	4.2
Northampton County	4.9	5.2
Susquehanna County	4.7	5.7
Wayne County	5.1	5.9
Wyoming County	5.2%	6.2%

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

Repayments of investment securities totaled $57.0 million in 2017 and $54.7 million in 2016. There were no sales of investment securities during 2017.  Proceeds from the sale of investment securities available-for-sale in 2016 totaled $27.4 million with net gains recognized on the sale totaling $623 thousand.  The 2016 sales consisted of $17.1 million of short-term U.S. Government-sponsored enterprises securities and $10.3 million of short-term U.S. Treasury securities. We continually analyze the investment portfolio with respect to its exposure to various risk elements.

Investment securities averaged $272.4 million and equaled 14.6 percent of average earning assets in 2017, compared to $271.3 million and equaled 15.7 percent of average earning assets in 2016. The tax-equivalent yield on the investment portfolio decreased five basis points to 2.84 percent in 2017 from 2.89 percent in 2016.

Loan Portfolio:

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

Asset Quality:

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

The allocated element of the allowance for loan losses account increased $2,999 to $18,960 at December 31, 2017, compared to $15,961 at December 31, 2016. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $1,176 to $766 at December 31, 2017, from $1,942 at December 31, 2016. However, the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $4,175 to $18,194 at December 31, 2017, from $14,019 at December 31, 2016. The decrease in the specific portion of the allowance was a result of a decrease in the amount of impaired loans designated with a related allowance.  The increase in the formula portion was due to a significant increase in volume, as the overall loss factor remained relatively unchanged.

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

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $130.3 million or 8.2 percent to $1.7 billion at the end of 2017. Noninterest-bearing deposits grew $27.0 million or 7.6% while interest-bearing deposits increased $103.3 million or 8.4% in 2017. Noninterest-bearing deposits represented 22.1 percent of total deposits while interest-bearing deposits accounted for 77.9 percent of total deposits at December 31, 2017. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 22.3 percent and 77.7 percent of total deposits at year end 2016. With regard to noninterest-bearing deposits, personal checking accounts increased $9.6 million or 5.4 percent, while commercial checking accounts increased $17.4 million or 10.0 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the increase in short-term market rates during 2017 due to the FOMC increasing the targeted federal funds rate.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk to our earnings and/or financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. Our exposure to market risk is primarily interest rate risk (“IRR”), which arises from our lending, investing and deposit gathering activities. Our market risk sensitive instruments consist of derivative and non-derivative financial instruments, none of which are entered into for trading purposes. During the normal course of business, we are not exposed to foreign exchange risk or commodity price risk. Our exposure to IRR can be explained as the potential for change in reported earnings and/or the market value of net worth. Variations in interest rates affect the underlying economic value of assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with interest rates. The effects of the changes in these present values reflect the change in our underlying economic value, and provide a basis for the expected change in future earnings related to interest rates. Interest rate changes affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. IRR is inherent in the role of banks as financial intermediaries.

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities.

During 2018, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) continued to gradually increase the target federal funds rate.  The FOMC continues to expect that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will remain strong.  At their December 2018 meeting, the FOMC raised interest rates for the fourth time in 2018 voting to set the new target federal funds rate at a range of 2.25% to 2.50%. The FOMC judges that risks to the economic outlook are roughly balanced but will continue to monitor global economic and financial developments and assess their implications for the economic outlook. The FOMC noted determination of the timing and size of future adjustments to the target range for the federal funds rate will be its assessment of the realized and expected economic conditions relative to its employment and inflation objectives.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2018, based on our simulation model, is summarized as follows:

	December 31, 2018
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	0.1	(20.0)	1.1	(40.0)
+300	0.3	(20.0)	1.3	(30.0)
+200	0.4	(10.0)	1.1	(20.0)
+100	0.4	(10.0)	1.4	(10.0)
Static
(100)	(1.4)	(10.0)	(5.4)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2018, would increase slightly at 0.4 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.

Item 8.Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2017.

Wilkes-Barre, Pennsylvania March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Peoples Financial Services Corp.

Scranton, Pennsylvania

We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows of Peoples Financial Services Corp. and subsidiaries (the “Company”) for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Peoples Financial Services Corp. and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2017

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2018	2017
Assets:
Cash and due from banks:
Cash and due from banks	$32,569	$36,336
Interest-bearing deposits in other banks	47	1,152
Total cash and due from banks	32,616	37,488
Investment securities:
Available-for-sale	269,682	272,502
Equity investments carried at fair value	291	46
Held-to-maturity: Fair value December 31, 2018, $8,380; December 31, 2017, $9,547	8,361	9,274
Total investment securities	278,334	281,822
Loans, net	1,823,266	1,693,065
Less: allowance for loan losses	21,379	18,960
Net loans	1,801,887	1,674,105
Loans held for sale	749	106
Premises and equipment, net	38,889	37,557
Accrued interest receivable	7,115	6,936
Goodwill	63,370	63,370
Intangible assets, net	2,296	3,178
Other assets	63,737	64,469
Total assets	$2,288,993	$2,169,031

Liabilities:
Deposits:
Noninterest-bearing	$410,260	$380,729
Interest-bearing	1,464,762	1,338,289
Total deposits	1,875,022	1,719,018
Short-term borrowings	86,500	123,675
Long-term debt	37,906	49,734
Accrued interest payable	1,195	497
Other liabilities	9,756	11,131
Total liabilities	2,010,379	1,904,055

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,399,054 shares at December 31, 2018 and 7,396,505 at December 31, 2017	14,798	14,793
Capital surplus	135,310	135,043
Retained earnings	136,582	121,353
Accumulated other comprehensive loss	(8,076)	(6,213)
Total stockholders’ equity	278,614	264,976
Total liabilities and stockholders’ equity	$2,288,993	$2,169,031

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2018	2017	2016
Interest income:
Interest and fees on loans:
Taxable	$74,352	$64,946	$59,902
Tax-exempt	3,666	3,163	3,031
Interest and dividends on investment securities:
Taxable	3,799	2,949	2,515
Tax-exempt	2,621	2,999	3,438
Dividends	72	52	48
Interest on interest-bearing deposits in other banks	151	133	50
Total interest income	84,661	74,242	68,984

Interest expense:
Interest on deposits	9,346	6,450	5,429
Interest on short-term borrowings	2,738	900	402
Interest on long-term debt	1,238	1,348	1,420
Total interest expense	13,322	8,698	7,251
Net interest income	71,339	65,544	61,733
Provision for loan losses	4,200	4,800	5,000
Net interest income after provision for loan losses	67,139	60,744	56,733

Noninterest income:
Service charges, fees and commissions	7,678	7,344	6,116
Merchant services income	809	2,543	4,199
Commission and fees on fiduciary activities	2,036	2,057	1,976
Wealth management income	1,447	1,411	1,298
Mortgage banking income	627	784	885
Life insurance investment income	757	769	791
Net gains on investment securities	14		623
Net gain on sale of credit card loans	291
Net gain on sale of merchant services business		2,278
Total noninterest income	13,659	17,186	15,888

Noninterest expense:
Salaries and employee benefits expense	28,407	26,670	22,434
Net occupancy and equipment expense	10,897	9,975	9,422
Merchant services expense	9	1,808	2,993
Amortization of intangible assets	881	1,034	1,186
Professional fees and outside services	2,414	2,277	2,128
FDIC insurance and assessments	1,093	826	1,101
Donations	1,339	1,188	1,006
Other expenses	7,447	7,515	7,760
Total noninterest expense	52,487	51,293	48,030
Income before income taxes	28,311	26,637	24,591
Income tax expense	3,391	8,180	5,008
Net income	24,920	18,457	19,583

Other comprehensive (loss) income:
Unrealized loss on investment securities available-for-sale	(2,014)	(1,790)	(3,417)
Reclassification adjustment for net gain on sales included in net income			(623)
Change in benefit plan liabilities	(591)	318	917
Change in derivative value	246
Other comprehensive loss	(2,359)	(1,472)	(3,123)
Income tax benefit	(496)	(515)	(1,093)
Other comprehensive loss, net of income taxes	(1,863)	(957)	(2,030)
Comprehensive income	$23,648	$17,500	$17,553

Per share data:
Net income:
Basic	$3.37	$2.50	$2.65
Diluted	$3.37	$2.50	$2.65
Average common shares outstanding:
Basic	7,397,797	7,395,837	7,396,716
Diluted	7,397,797	7,395,837	7,396,716
Dividends declared	$1.31	$1.26	$1.24

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
For the Three Years Ended December 31, 2018	Stock	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2016	$14,821	$135,371	$100,701	$(2,125)	$	$248,768
Net income			19,583			19,583
Other comprehensive loss, net of income taxes				(2,030)		(2,030)
Dividends declared: $1.24 per share			(9,170)			(9,170)
Stock based compensation		71				71
Share retirement: 16,463 shares	(33)	(571)				(604)
Balance, December 31, 2016	14,788	134,871	111,114	(4,155)		256,618
Net income			18,457			18,457
Other comprehensive loss, net of income taxes				(957)		(957)
Reclassification related to adoption of ASU 2018-02			1,101	(1,101)
Dividends declared: $1.26 per share			(9,319)			(9,319)
Stock based compensation		177				177
Common stock grants awarded, net of unearned compensation of $32: 2,362 shares	5	(5)
Balance, December 31, 2017	14,793	135,043	121,353	(6,213)		264,976
Net income			24,920			24,920
Other comprehensive loss, net of income taxes				(1,861)		(1,861)
Reclassification related to adoption of ASU 2016-01			2	(2)
Dividends declared: $1.31 per share			(9,693)			(9,693)
Stock based compensation		272				272
Common stock grants awarded, net of unearned compensation of $92: 2,548 shares	5	(5)
Balance, December 31, 2018	$14,798	$135,310	$136,582	$(8,076)	$	$278,614

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income	$24,920	$18,457	$19,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,333	1,950	1,661
Amortization of deferred loan costs	525	907	786
Amortization of intangibles	881	1,034	1,186
Amortization of low income housing partnerships	465	470	477
Provision for loan losses	4,200	4,800	5,000
Net unrealized gain on equity investment securities	(14)
Net gain on sale of other real estate owned	(21)	(11)	137
Gain on life insurance proceeds	(368)
Loans originated for sale	(13,194)	(21,036)	(26,708)
Proceeds from sale of loans originated for sale	12,650	21,149	27,593
Net gain on sale of loans originated for sale	(99)	(219)	(885)
Net amortization of investment securities	2,206	2,764	3,635
Net gain on sale of investment securities available-for-sale			(623)
Net gain on sale of credit card loans held for sale	(291)
Net gain on sale of merchant services business		(2,278)
Life insurance investment income	(757)	(769)	(791)
Deferred income tax expense (benefit)	(681)	1,665	(1,442)
Stock based compensation	272	177	71
Net change in:
Accrued interest receivable	(179)	(708)	(432)
Other assets	816	2,023	1,373
Accrued interest payable	698	35	(98)
Other liabilities	(1,736)	(1,817)	(2,470)
Net cash provided by operating activities	32,626	28,593	28,053
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale			27,408
Proceeds from repayments of investment securities:
Available-for-sale	31,093	55,800	53,128
Held-to-maturity	898	1,222	1,561
Purchases of investment securities:
Available-for-sale	(32,709)	(73,471)	(62,022)
Net redemption of restricted equity securities	1,100	(1,511)	(1,648)
Proceeds from sale of student loan portfolio	5,103
Proceeds from sale of credit card loan portfolio	2,698
Net increase in lending activities	(141,277)	(163,236)	(195,408)
Investment in low income housing partnerships			(2,045)
Purchases of premises and equipment	(4,069)	(6,247)	(6,764)
Proceeds from the sale of premises and equipment	404
Proceeds from investment in life insurance	672		(1,500)
Proceeds from the sale of merchant services business		2,300
Proceeds from sale of other real estate owned	1,281	580	933
Net cash used in investing activities	(134,806)	(184,563)	(186,357)
Cash flows from financing activities:
Net increase in deposits	156,004	130,261	132,947
Repayment of long-term debt	(11,828)	(8,400)	(2,220)
Net (decrease) increase in short-term borrowings	(37,175)	40,975	44,375
Retirement of common stock			(604)
Cash dividends paid	(9,693)	(9,319)	(9,170)
Net cash provided by financing activities	97,308	153,517	165,328
Net increase (decrease) in cash and cash equivalents	(4,872)	(2,453)	7,024
Cash and cash equivalents at beginning of period	37,488	39,941	32,917
Cash and cash equivalents at end of period	$32,616	$37,488	$39,941

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2018	2017	2016
Supplemental disclosures:
Cash paid during the period for:
Interest	$12,624	$8,663	$7,349
Income taxes	2,650	5,900	5,900
Noncash items:
Transfers of loans to other real estate	$1,432	$460	$757

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”.  The Company services its retail and commercial customers through twenty-seven full-service community banking offices located within Bucks, Lackawanna, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York and one limited purpose banking office located in Schuylkill County, Pennsylvania.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Investment securities:

Investments securities are classified and accounted for as either held-to-maturity, available-for-sale, or trading account securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value with unrealized gains and losses reported in earnings. Estimated fair values for investment securities are based on quoted market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums on callable debt securities are amortized to the earliest call date from the maturity date.  Premiums on non-callable securities are amortized and discounts are accreted using the interest method over the expected life of the security. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Trading account securities are carried at market value. Interest on trading account securities is included in interest income. Profits or losses on trading account securities are included in noninterest income. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

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

The allowance for loan losses is maintained at a level believed to be adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses consists of an allocated element and an unallocated element. The allocated element consists of a specific allowance for impaired loans individually evaluated and a formula portion for loss contingencies on those loans collectively evaluated.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest and principal payments of a loan will be collected as scheduled in the loan agreement. Factors considered by management in determining impairment include payment status, ability to pay and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company recognizes interest income on impaired loans, including the recording of cash receipts, for nonaccrual, restructured loans or accruing loans depending on the status of the impaired loan. Loans considered impaired are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. If the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent, is less than the recorded investment in the loan, a specific allowance for the loan will be established.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses inherent in the loan portfolio as of December 31, 2018.

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

 The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The following is a discussion of revenues within the scope of the new guidance:

•

Service charges, fees and commissions . Service charges, fees and commissions on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. Our deposit services also include our ATM and debit card interchange revenue that is presented gross of the associated costs. Interchange revenue is generated by our deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.

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

•

Wealth management income. Wealth management income includes fees and commissions charged when we arrange for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.

•

Other noninterest income . Other noninterest income includes, among other things, merchant services income. Merchant services revenue is derived from a third party vendor that processes credit card transactions on behalf of our merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

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

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the Consolidated Statements of Income and Comprehensive Income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2018.

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

Bank owned life insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance on certain employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets. Income from increases in cash surrender value of the policies is included in noninterest income. The policies can be liquidated, if necessary, with associated tax costs. However, the Company intends to hold these policies and, accordingly, the Company has not provided for income taxes of the earnings from the increase in cash surrender value.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The Company has elected to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

The following methods and assumptions were used by the Company to construct the summary table in Note 12 containing the fair values and related carrying amounts of financial instruments measured at fair value:

 Investment securities: The fair values of marketable equity securities are based on quoted market prices from active exchange markets. The fair values of debt securities are based on pricing from a matrix pricing model and quoted market prices.

Impaired loans: Fair values for impaired loans are estimated using discounted cash flow analysis determined by the loan review function or underlying collateral values, where applicable.

Interest rate swaps and floors:   Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for swaps, Libor rates, forward rates and rate volatility. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $720, $942 and $972, respectively.

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2018.

On December 22, 2017, President Donald Trump signed into law H.R. 1, also known as the Tax Cuts and Jobs Act, which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, and in accordance with GAAP, the Company remeasured its net deferred tax assets using the 21% rate.  The revaluation of the Company’s net deferred tax assets at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $2.6 million or $0.35 per share, which was recorded in the fourth quarter of 2017.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various states’ jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2015.

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

	2018		2017		2016
For the Year Ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net Income	$24,920	$24,920	$18,457	$18,457	$19,583	$19,583
Average common shares outstanding	7,397,797	7,397,797	7,395,837	7,395,837	7,396,716	7,396,716
Earnings per share	$3.37	$3.37	$2.50	$2.50	$2.65	$2.65

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statements of income and comprehensive income based on their fair values. The fair value of such equity instruments is recognized as an expense in the consolidated financial statements as services are performed. The Company has granted stock awards to employees at a price equal to the fair value of the shares at the date of grant. The fair value of restricted stock is equivalent to the fair value on the date of grant and is amortized over the vesting period.

Recent accounting standards:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company’s revenue recognition pattern for revenue streams within the scope of ASU 2014-09, including but not limited to service charges on deposit accounts, commissions from fiduciary activities, wealth management, other noninterest income and gains/losses on the sale of other real estate owned, did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of ASU 2014-09 to uncompleted contracts at the date of adoption however, periods prior to the date of adoption will not be retrospectively revised as the impact of the ASU on uncompleted contracts at the date of adoption was not material.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall.” The guidance in this ASU among other things, (1) requires equity investments with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement for public businesses entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (5) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The guidance in this ASU was effective for the Company on January 1, 2018. Implementation of this guidance had no material impact on the consolidated financial statements of the Company in 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. From the lessee's perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company elected to adopt this pronouncement using the optional transition method under ASU 2018-11 as of January 1, 2019 and estimates that the adoption will result in recognition of right-of-use assets and lease liabilities for operating leases of approximately $5,500 on its consolidated balance sheets, with no expected adjustment to stockholders’ equity and no material impact to its consolidated statements of income and comprehensive income.

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

Management created a formal committee to oversee the implementation of the amendments consisting of key stakeholders from credit, finance, risk and information technology.  We have chosen a third-party software platform provider and are reviewing and testing the different credit loss estimation methodologies and collecting data to be able to comply with the standard.  In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. We are evaluating the impact of the ASU on our consolidated financial statements

In March of 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 addresses the amortization method for all callable bonds purchased at a premium to par. Under the revised guidance, entities will be required to amortize premiums on callable bonds to the earliest call date. ASU 2017-08 is effective in 2019 although early adoption is permitted. The

Company elected to early adopt ASU 2017-08 in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, ”Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which permits, but does not require, entities to reclassify tax effects stranded in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Company elected early adoption and adopted this standard update in 2017. The Company’s stranded tax effects were related to valuation of the net deferred tax asset attributable to items of accumulated other comprehensive income (loss), which are unrealized gains (losses) on available-for-sale securities and unfunded defined benefit plan obligations. Adoption resulted in a reclassification between two categories of stockholders’ equity in 2017, with an increase of $1,101 in retained earnings and a decrease in accumulated other comprehensive loss for the same amount.

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

In August 2017, the Financial Accounting Standards Board issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company has early adopted the standard in 2018 with no impact to its financial position upon transition.

2. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances were $2,768 and $22,651 at December 31, 2018 and 2017, respectively.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2018 and 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,948	$9	$365	$25,592
U.S. Government-sponsored enterprises	94,999	2	2,183	92,818
State and municipals:
Taxable	13,544	309		13,853
Tax-exempt	86,361	338	745	85,954
Residential Mortgage-backed securities:
U.S. Government agencies	12,663	50	84	12,629
U.S. Government-sponsored enterprises	33,149	49	401	32,797
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,269		230	6,039
Total	$272,933	$757	$4,008	$269,682
Held-to-maturity:
Tax-exempt state and municipals	$6,855	$12	$43	$6,824
Residential Mortgage-backed securities:
U.S. Government agencies	42			42
U.S. Government-sponsored enterprises	1,464	55	5	1,514
Total	$8,361	$67	$48	$8,380

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$20,042		$228	$19,814
U.S. Government-sponsored enterprises	95,358	$30	1,740	93,648
State and municipals:
Taxable	14,559	488		15,047
Tax-exempt	103,199	1,136	502	103,833
Residential Mortgage-backed securities:
U.S. Government agencies	14,517	2	85	14,434
U.S. Government-sponsored enterprises	19,752	10	231	19,531
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,315		120	6,195
Total	$273,742	$1,666	$2,906	$272,502
Held-to-maturity:
Tax-exempt state and municipals	$6,859	$152	$13	$6,998
Residential Mortgage-backed securities:
U.S. Government agencies	54			54
U.S. Government-sponsored enterprises	2,361	138	4	2,495
Total	$9,274	$290	$17	$9,547

The Company had net unrealized losses on available-for-sale securities of $2,568, net of deferred income taxes of $683 at December 31, 2018, and net unrealized losses on available-for-sale securities of $977, net of deferred income taxes of $260, at December 31, 2017. There were no investment securities sales in 2018 and 2017.  Proceeds from the sale of investment securities available-for-sale amounted to $27,408 in 2016.

Our equity securities portfolio consists of stock of two other financial institutions. At December 31, 2018 and December 31, 2017, we had $291 thousand and $46 thousand, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At December 31, 2017, net unrealized gains of $3 thousand had been recognized in AOCI. On January 1, 2018, these unrealized gains, net of income tax were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. At December 31, 2018, the fair value of our equity portfolio exceeded the cost basis by $14. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2018.

Year Ended December 31,	2018
Net gains recognized during the period on equity securities	$14
Less: Net gains and (losses) recognized during the period on equity securities sold during the period
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$14

There were no realized gains or losses on sold investment securities in 2018 or 2017. Gross realized gains totaled $623 in 2016. There were no gross losses in 2016.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2018, is summarized as follows:

December 31, 2018
Within one year	$38,925
After one but within five years	152,806
After five but within ten years	15,900
After ten years	10,586
218,217
Mortgage-backed securities	51,465
Total	$269,682

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2018, is summarized as follows:

	Amortized	Fair
December 31, 2018	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,855	$6,824
	6,855	6,824
Mortgage-backed securities	1,506	1,556
Total	$8,361	$8,380

Securities with a carrying value of $161,647 and $163,936 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2018 and 2017, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2018 and 2017, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,995	$2	$19,671	$363	$21,666	$365
U.S. Government-sponsored enterprises	2,037	1	89,729	2,182	91,766	2,183
State and municipals:
Tax-exempt	9,022	74	52,352	714	61,374	788
Residential Mortgage-backed securities:
U.S. Government agencies			7,800	84	7,800	84
U.S. Government-sponsored enterprises	12,851	55	13,881	351	26,732	406
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises			6,039	230	6,039	230
Total	$25,905	$132	$189,472	$3,924	$215,377	$4,056

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$17,350	$170	$2,464	$58	$19,814	$228
U.S. Government-sponsored enterprises	39,096	445	51,365	1,295	90,461	1,740
State and municipals:
Tax-exempt	54,788	454	3,808	61	58,596	515
Residential Mortgage-backed securities:
U.S. Government agencies	9,484	39	3,968	46	13,452	85
U.S. Government-sponsored enterprises	12,537	103	6,504	132	19,041	235
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,195	120			6,195	120
Total	$139,450	$1,331	$68,109	$1,592	$207,559	$2,923

The Company had 187 investment securities, consisting of 104 tax-exempt state and municipal obligations, 8 U.S. Treasury securities, 37 U.S. Government-sponsored enterprise securities and 38 mortgage-backed securities that were in unrealized loss positions at December 31, 2018. Of these securities, 7 U.S. Treasury securities, 35 U.S. Government–sponsored enterprise securities, 33 mortgage-backed securities and 88 tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2018.

There was no OTTI recognized for each of the years in the three-year period ended December 31, 2018.

Other assets include the Company’s investment in Visa Class B stock. The Company’s ownership includes shares acquired at no cost related to the Company’s prior ownership in Visa's network while Visa operated as a cooperative.  The Company holds 44,982 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares (the conversion rate as of December 31, 2018 is 1.6298 shares of Class A stock for each share of Class B stock) for a total of 73,312 shares of Visa Class A stock.

There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2018 and 2017 are summarized as follows. Net deferred loan costs included in loan balances were $744 and $575 in 2018 and 2017, respectively.

	December 31, 2018	December 31, 2017
Commercial	$494,134	$476,199
Real estate:
Commercial	907,803	786,210
Residential	299,876	287,935
Consumer	121,453	142,721
Total	$1,823,266	$1,693,065

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $14,701 and $15,169 at December 31, 2018 and 2017, respectively. Advances and repayments during 2018 totaled $1,657 and $1,947 respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2018 and 2017.

Deposits from related parties amounted to $16.2 million at December 31, 2018 and $10.0 million at December 31, 2017.

At December 31, 2018, the majority of the Company’s loans were at least partially secured by real estate in the eastern Pennsylvania and southern tier New York counties.  Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2018, 2017, and 2016 were as follows:

		Real estate
December 31, 2018	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$5,513	$8,944	$3,111	$1,392	$	$18,960
Charge-offs	(154)	(1,250)	(405)	(545)		(2,354)
Recoveries	137	136	98	202		573
Provisions	20	2,906	1,088	186		4,200
Ending balance	$5,516	$10,736	$3,892	$1,235	$	$21,379
Ending balance: individually evaluated for impairment	50	403	666	60		1,179
Ending balance: collectively evaluated for impairment	$5,466	$10,333	$3,226	$1,175		$20,200
Loans receivable:
Ending balance	$494,134	$907,803	$299,876	$121,453	$	$1,823,266
Ending balance: individually evaluated for impairment	2,237	3,121	4,071	212		9,641
Ending balance: collectively evaluated for impairment	$491,897	$904,682	$295,805	$121,241	$	$1,813,625

		Real estate
December 31, 2017	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,452	$7,548	$2,961	$1,000	$	$15,961
Charge-offs	(173)	(706)	(533)	(737)		(2,149)
Recoveries	20	124	44	160		348
Provisions	1,214	1,978	639	969		4,800
Ending balance	$5,513	$8,944	$3,111	$1,392	$	$18,960
Ending balance: individually evaluated for impairment	159	263	336	8		766
Ending balance: collectively evaluated for impairment	$5,354	$8,681	$2,775	$1,384		$18,194
Loans receivable:
Ending balance	$476,199	$786,210	$287,935	$142,721	$	$1,693,065
Ending balance: individually evaluated for impairment	2,463	4,289	3,793	177		10,722
Ending balance: collectively evaluated for impairment	$473,736	$781,921	$284,142	$142,544	$	$1,682,343

		Real estate
December 31, 2016	Commercial	Commercial	Residential	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,113	$4,751	$3,174	$937	$	$12,975
Charge-offs	(776)	(858)	(339)	(495)		(2,468)
Recoveries	86	122	69	177		454
Provisions	1,029	3,533	57	381		5,000
Ending balance	$4,452	$7,548	$2,961	$1,000	$	$15,961
Ending balance: individually evaluated for impairment	225	1,197	520			1,942
Ending balance: collectively evaluated for impairment	$4,227	$6,351	$2,441	$1,000	$	$14,019
Loans receivable:
Ending balance	$408,814	$700,144	$289,781	$134,226	$	$1,532,965
Ending balance: individually evaluated for impairment	2,687	7,157	3,580	155		13,579
Ending balance: collectively evaluated for impairment	$406,127	$692,987	$286,201	$134,071	$	$1,519,386

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2018 and 2017:

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$491,531	$869	$1,734	$	$494,134
Real estate:
Commercial	886,849	8,934	12,020		907,803
Residential	295,758	357	3,761		299,876
Consumer	121,229		224		121,453
Total	$1,795,367	$10,160	$17,739	$	$1,823,266

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial	$472,185	$1,958	$2,056	$	$476,199
Real estate:
Commercial	764,320	13,015	8,875		786,210
Residential	282,484	18	5,433		287,935
Consumer	142,507		214		142,721
Total	$1,661,496	$14,991	$16,578	$	$1,693,065

Information concerning nonaccrual loans by major loan classification at December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Commercial	$776	$860
Real estate:
Commercial	2,663	3,821
Residential	2,580	2,994
Consumer	212	177
Total	$6,231	$7,852

The major classification of loans by past due status at December 31, 2018 and 2017 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2018	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$973	$79	$776	$1,828	$492,306	$494,134
Real estate:
Commercial	1,889	218	2,736	4,843	902,960	907,803	$73
Residential	2,486	1,545	3,430	7,461	292,415	299,876	850
Consumer	756	292	212	1,260	120,193	121,453
Total	$6,104	$2,134	$7,154	$15,392	$1,807,874	$1,823,266	$923

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2017	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$124	$216	$860	$1,200	$474,999	$476,199
Real estate:
Commercial	1,722	194	3,821	5,737	780,473	786,210
Residential	1,134	1,551	3,543	6,228	281,707	287,935	$549
Consumer	1,101	364	363	1,828	140,893	142,721	186
Total	$4,081	$2,325	$8,587	$14,993	$1,678,072	$1,693,065	$735

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2018, 2017 and 2016 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,562	$1,900		$1,318	$67
Real estate:
Commercial	1,969	2,299		2,822	28
Residential	1,970	2,658		2,193	22
Consumer	152	160		135
Total	5,653	7,017		6,468	117
With an allowance recorded:
Commercial	675	675	50	1,006	30
Real estate:
Commercial	1,152	1,323	403	1,676	18
Residential	2,101	2,328	666	1,585	22
Consumer	60	60	60	21
Total	3,988	4,386	1,179	4,288	70
Total impaired loans
Commercial	2,237	2,575	50	2,324	97
Real estate:
Commercial	3,121	3,622	403	4,498	46
Residential	4,071	4,986	666	3,778	44
Consumer	212	220	60	156
Total	$9,641	$11,403	$1,179	$10,756	$187

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2017	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,279	$1,439		$1,668	$43
Real estate:
Commercial	2,888	3,190		2,985	24
Residential	2,196	2,672		2,227	21
Consumer	169	181		173
Total	6,532	7,482		7,053	88
With an allowance recorded:
Commercial	1,184	1,218	159	991	50
Real estate:
Commercial	1,401	1,496	263	2,202	18
Residential	1,597	1,759	336	1,335	23
Consumer	8	8	8	20
Total	4,190	4,481	766	4,548	91
Total impaired loans
Commercial	2,463	2,657	159	2,659	93
Real estate:
Commercial	4,289	4,686	263	5,187	42
Residential	3,793	4,431	336	3,562	44
Consumer	177	189	8	193
Total	$10,722	$11,963	$766	$11,601	$179

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,404	$3,213		$1,461	$48
Real estate:
Commercial	2,364	3,018		4,300	71
Residential	2,205	2,388		2,133	35
Consumer	155	155		147
Total	7,128	8,774		8,041	154
With an allowance recorded:
Commercial	283	283	$225	859
Real estate:
Commercial	4,793	4,793	1,197	2,366	2
Residential	1,375	1,376	520	1,185	7
Consumer				50
Total	6,451	6,452	1,942	4,460	9
Total impaired loans
Commercial	2,687	3,496	225	2,320	48
Real estate:
Commercial	7,157	7,811	1,197	6,666	73
Residential	3,580	3,764	520	3,318	42
Consumer	155	155		197
Total	$13,579	$15,226	$1,942	$12,501	$163

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2018, 2017 and 2016.

Included in the commercial loan, commercial real estate and residential real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $2,779 and $3,074 at December 31, 2018 and 2017 respectively.

There was one loan modified in 2018, six loans modified in 2017 and three loans modified in 2016 that resulted in troubled debt restructurings. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2018 and 2017 and 2016.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2018	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$340	$340	$340
Total	1	$340	$340	$340

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2017	of Contracts	Investment	Recorded Investment	Investment
Commercial	2	$885	$885	$864
Commercial real estate	3	721	721	700
Residential mortgage	1	64	64	64
Total	6	$1,670	$1,670	$1,628

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2016	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$1,500	$1,150	$1,150
Commercial real estate
Residential mortgage	2	216	216	207
Total	3	$1,716	$1,366	$1,357

There were no payment defaults within 12 months of its modification on loans considered troubled debt restructurings for the years ended December 31, 2018 and December 31, 2017 and one payment default for the year ended December 31, 2016 totaling $43.

The amount of residential loans in the formal process of foreclosure totaled $1,823 at December 31, 2018 and $1,684 at December 31, 2017.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused portions of lines of credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company records a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The allowance is not significant.

The contractual amounts of off-balance sheet commitments at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Commitments to extend credit	$294,122	$324,984
Unused portions of lines of credit	51,790	56,244
Standby letters of credit	33,275	23,387
	$379,187	$404,615

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $22,415 at December 31, 2018 and $14,049 at December 31, 2017. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2018 and 2017.

6. Premises and equipment, net:

Premises and equipment at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Land	$5,535	$5,875
Premises and leasehold improvements	44,813	42,472
Furniture, fixtures and equipment	14,812	13,249
	65,160	61,596
Less: accumulated depreciation	26,271	24,039
	$38,889	$37,557

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2018, pertaining to banking premises and equipment, future minimum annual rent commitments under various operating leases are summarized as follows:

2019	$532
2020	527
2021	514
2022	516
2023	432
Thereafter	5,024
$7,545

The leases contain options to extend for periods from one to ten years which if reasonably certain to exercised, the cost of such options is included in the annual rental commitments. Rent expense for the years ended December 31, 2018, 2017 and 2016 amounted to $492, $407 and $416, respectively.

7. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2018 and 2017. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2018 and 2017. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2018 and 2017.  The accumulated amortization on core deposit intangible assets was $6,515 and $5,810 at December 31, 2018 and 2017, respectively. The accumulated amortization on trade name intangible assets was $149 and $128 at December 31, 2018 and 2017, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $480 and $324 at December 31, 2018 and 2017, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2018, is as follows:

2019	$730
2020	606
2021	491
2022	363
2023	106
Total	$2,296

8. Other assets:

The major components of other assets at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018	December 31, 2017
Other real estate owned	$376	$284
Investment in low income housing partnership	7,377	7,842
Mortgage servicing rights	718	728
Bank owned life insurance	34,288	33,836
Restricted equity securities	7,462	8,562
Net deferred tax asset	5,081	3,906
Other assets	8,435	9,311
Total	$63,737	$64,469

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $165,610 at December 31, 2018 and $174,017 at December 31, 2017.

9. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017
Interest-bearing deposits:
Money market accounts	$328,949	$278,494
Now accounts	421,414	389,734
Savings accounts	378,157	387,827
Time deposits less than $250	250,456	220,812
Time deposits $250 or more	85,786	61,422
Total interest-bearing deposits	1,464,762	1,338,289
Noninterest-bearing deposits	410,260	380,729
Total deposits	$1,875,022	$1,719,018

The aggregate amounts of maturities for all time deposits at December 31, 2018, are summarized as follows:

2019	$154,506
2020	52,824
2021	83,959
2022	12,895
2023	19,438
Thereafter	12,620
$336,242

The aggregate amount of deposits reclassified as loans was $343 at December 31, 2018, and $298 at December 31, 2017. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

10. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight or less than 30-day borrowings at December 31, 2018, 2017 and 2016:

At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$86,500	$133,834	$189,275	2.05%	2.62%

At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$123,675	$76,846	$123,675	1.17%	1.54%

At and for the year ended December 31, 2016
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$82,700	$67,553	$86,300	0.60%	0.74%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2018, the maximum borrowing capacity was $700,169 of which $124,406 was outstanding in borrowings and $171,970 was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18,000 at December 31, 2018 and 2017.  There were no amounts outstanding on either line of credit at December 31, 2018 or 2017.  Interest on these borrowings accrues daily based on the daily federal funds rate.

11. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2018 and 2017 are as follows:

	Interest Rate
Due	Fixed	Adjustable	2018		2017
April 2018	3.83%		$		40
December 2018	1.27				10,000
December 2019		4.28%		3,000	3,000
December 2019		4.01		6,300	6,300
December 2019	1.62			10,000	10,000
June 2020	1.74			5,000	5,000
December 2020	1.84			5,000	5,000
March 2023	4.69			8,606	10,394
				$37,906	$49,734

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2018 are as follows:

2019	$21,174
2020	11,963
2021	2,058
2022	2,156
2023	555
$37,906

None of the advances from the FHLB are convertible. At December 31, 2018, long-term debt consist of $28,606 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month Libor plus 1.21% to plus 1.57%.  There were no new long-term advances entered into with the FHLB during 2018 or 2017.

12. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,592	$25,592		$
U.S. Government-sponsored enterprises	92,818		$92,818
State and Municipals:
Taxable	13,853		13,853
Tax-exempt	85,954		85,954
Mortgage-backed securities:
U.S. Government agencies	12,629		12,629
U.S. Government-sponsored enterprises	38,836		38,836
Common equity securities	291	291
Interest rate floor - other assets	553		553
Interest rate swap-other assets	108		108
Interest rate swap-other liabilities	(138)		(138)
Total	$270,496	$25,883	$244,613	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$19,814	$19,814		$
U.S. Government-sponsored enterprises	93,648		$93,648
State and Municipals:
Taxable	15,047		15,047
Tax-exempt	103,833		103,833
Mortgage-backed securities:
U.S. Government agencies	14,434		14,434
U.S. Government-sponsored enterprises	25,726		25,726
Common equity securities	46	46
Interest rate swap-other assets	655		655
Interest rate swap-other liabilities	(733)		(733)
Total	$272,470	$19,860	$252,610	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018 and 2017 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,809			$2,809
Other real estate owned	$234			$234

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2017	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,424			$3,424
Other real estate owned	$216			$216

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,809	Appraisal of collateral	Appraisal adjustments	7.1% to 97.0% (61.8)%
			Liquidation expenses	3.0% to 6.0% (4.4)%
Other real estate owned	$234	Appraisal of collateral	Appraisal adjustments	26.0% to 73.3% (38.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2017	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,424	Appraisal of collateral	Appraisal adjustments	4.0% to 97.0% (67.2)%
			Liquidation expenses	3.0% to 6.0% (4.9)%
Other real estate owned	$216	Appraisal of collateral	Appraisal adjustments	25.0% to 41.3% (30.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2018 and 2017 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2018	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$32,616	$32,616	$32,616
Investment securities:
Available-for-sale	269,682	269,682	25,592	$244,090
Common equity securities	291	291	291
Held-to-maturity	8,361	8,380		8,380
Loans held for sale	749	749		749
Net loans	1,801,887	1,762,449			$1,762,449
Accrued interest receivable	7,115	7,115		7,115
Mortgage servicing rights	718	1,710		1,710
Restricted equity securities	7,462	7,462		7,462
Interest rate floor	553	553		553
Interest rate swaps	108	108		108
Total	$2,129,542	$2,091,115
Financial liabilities:
Deposits	$1,875,022	$1,874,520		$1,874,520
Short-term borrowings	86,500	86,500		86,500
Long-term debt	37,906	38,071		38,071
Accrued interest payable	1,195	1,195		1,195
Interest rate swaps	138	138		138
Total	$2,000,761	$2,000,424

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2017	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$37,488	$37,488	$37,488
Investment securities:
Available-for-sale	272,548	272,548	19,860	$252,688
Held-to-maturity	9,274	9,547		9,547
Loans held for sale	106	106		106
Net loans	1,674,105	1,645,292			$1,645,292
Accrued interest receivable	6,936	6,936		6,936
Mortgage servicing rights	728	1,638		1,638
Restricted equity securities	8,562	8,562		8,562
Interest rate swaps	655	655		655
Total	$2,010,402	$1,982,772
Financial liabilities:
Deposits	$1,719,018	$1,666,284		$1,666,284
Short-term borrowings	123,675	123,675		123,675
Long-term debt	49,734	50,147		50,147
Accrued interest payable	497	497		497
Interest rate swaps	733	733		733
Total	$1,893,657	$1,841,336

13. Derivatives and hedging activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate floors as part of its interest rate risk management strategy.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During 2019, the Company estimates that an additional $64 will be reclassified as a reduction to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2018, the Company had 12 interest rate swaps with an aggregate notional amount of $62,071 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of December 31, 2018		As of December 31, 2017 (1)		As of December 31, 2018		As of December 31, 2017 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	25,000	Other Assets	$553

Total derivatives designated as hedging instruments			$553

Derivatives not designated as hedging instruments
Interest Rate Swaps	62,071	Other Assets	$108	Other Assets	$655	Other Liabilities	$138	Other Liabilities	$733

Total derivatives not designated as hedging instruments			$108		$655		$138		$733

(1)	Assets amount does not include accrued interest receivable of $28
(2)	Liabilities amount does not include accrued interest payable of $28

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Loss as of December 31, 2018 and December 31, 2017.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships	2018			Income	2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	243	109	134	Interest Income	(3)	13	(16)
Total	243	109	134		(3)	13	(16)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income as of December 31, 2018 and December 31, 2017.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2018	2017
	Interest Income	Interest Income
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	(3)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(3)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	13
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	(16)

Effect of Other Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s other derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018 and 2017.

		Amount of Gain	Amount of Loss
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	December 31, 2018	December 31, 2017

Interest Rate Swaps	Other non-interest income	$49	$(79)

Fee Income	Other income / (expense)	$53	$792

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of December 31, 2018
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Position
	Gross	Offset in the	of Assets
	Amounts of	Statement of	presented in the
	Recognized	Financial	Statement of	Financial	Cash Collateral	Net
	Assets	Position	Financial Position	Instruments	Received	Amount

Derivatives	$661	$	$661	$		$661

Offsetting of Derivative Liabilities
as of December 31, 2018
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Position
	Gross	Offset in the	of Assets
	Amounts of	Statement of	presented in the
	Recognized	Financial	Statement of	Financial	Cash Collateral	Net
	Assets	Position	Financial Position	Instruments	Received	Amount

Derivatives	$138	$	$138	$		$138

Offsetting of Derivative Assets
as of December 31, 2017
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Position
	Gross	Offset in the	of Assets
	Amounts of	Statement of	presented in the
	Recognized	Financial	Statement of	Financial	Cash Collateral	Net
	Assets	Position	Financial Position	Instruments	Received	Amount

Derivatives	$655	$	$655	$		$655

Offsetting of Derivative Liabilities
as of December 31, 2017
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Position
	Gross	Offset in the	of Assets
	Amounts of	Statement of	presented in the
	Recognized	Financial	Statement of	Financial	Cash Collateral	Net
	Assets	Position	Financial Position	Instruments	Received	Amount

Derivatives	$733	$	$733	$		$733

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

As of December 31, 2018 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29. The Company has minimum collateral posting thresholds with certain of its derivative counterparties under these agreements. The Company was in compliance with the terms of the above noted agreements at December 31, 2018.

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

As of December 31, 2018, 86,994 shares of the Company’s common stock were available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units. In 2018, the Company awarded 2,548 shares of non-performance-based restricted stock and 8,920 performance-based restricted stock units under the 2017 Plan. In 2017, the Company awarded 2,362 shares of non-performance-based restricted stock and 8,266 performance-based restricted stock units under the 2008 Plan. A total of 10,542 restricted stock awards granted under the 2008 Plan vested in 2017. In 2018, 114 shares of non-performance-based restricted stock granted under the 2017 Plan vested along with 2,493 shares of non-performance-based restricted stock granted under the 2008 Plan.

The non-performance restricted stock grants made in 2018 and 2017 vest equally over three years from the grant date.  Grants of restricted stock made in prior periods cliff vest after five years.  The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity that determines the number of restricted stock units that may vest.

The activity related to restricted stock for each of the years ended December 31, 2018, 2017 and 2016 was as follows:

Year Ended December 31	2018	2017	2016
Nonvested, January 1	12,448	12,362	14,309
Granted shares	11,468	10,628
Vested shares	2,607	10,542	1,947
Forfeited shares
Nonvested, December 31	21,309	12,448	12,362

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

In 2018, the Company recognized $272 for awards granted under the 2017 Plan. In 2017, the Company recognized $21 for awards granted under the 2017 Plan and $156 for awards granted under the 2008 Plan.  The Company recognized $71 of compensation expense for the year ended December 31, 2016 for awards granted under the 2008 Plan. As of December 31, 2018, the Company had $525 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 1.7 years.

15. Employee benefit plans:

The Company sponsors a separate Employee Stock Ownership Plan (“ESOP”) and Retirement Profit Sharing 401(k) Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERP”), and an Employees’ Pension Plan, which is currently frozen.

Under the ESOP, amounts voted by the Company’s Board of Directors are paid into the ESOP and each participant is credited with an amount in proportion to their annual compensation. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

Under the Retirement Profit Sharing Plan, amounts approved by the Board of Directors have been paid into a fund and each participant was credited with an amount in proportion to their annual compensation. Upon retirement, death or termination, each participant is paid the total amount of their credits in the fund in one of a number of optional ways in accordance with the plan provisions. Eligible participants may elect deferrals of up to the maximum amounts permitted by law.

The Company contributed $197, $185 and $156 to the ESOP in 2018, 2017 and 2016. In addition, the Company contribution of $1,047, $923 and $786 to the Retirement Profit Sharing Plan in 2018, 2017 and 2016, was comprised of a safe harbor contribution of $578, $509 and $446 and a discretionary match of $469, $414 and $340.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by Federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $116 and $96 at December 31, 2018 and 2017, respectively. The expense associated with the plan was $20, $20 and $13 for 2018, 2017 and 2016 respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2018 and 2017, other liabilities include $1,845 and $1,594 accrued under the Plans. Compensation expense includes approximately $335, $314, and $254 relating to these SERPs for the years ended December 31, 2018, 2017 and 2016, respectively.

Under the Employees’ Pension Plan, currently under curtailment, amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008 no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of the Company.

Information related to the Employees’ Pension Plan is as follows:

	Pension Benefits
December 31	2018	2017
Change in benefit obligation:
Benefit obligation, beginning	$16,935	$16,703
Interest cost	623	650
Change in experience gain	135	(13)
Change in actuarial assumptions loss (gain)	(546)	395
Benefits paid	(809)	(800)
Benefit obligation, ending	16,338	16,935
Change in plan assets:
Fair value of plan assets, beginning	13,264	12,644
Actual return on plan assets	(236)	1,420
Employer contributions	2,700
Benefits paid	(809)	(800)
Fair value of plan assets, ending	14,919	13,264
Funded status at end of year	$(1,419)	$(3,671)

The Society of Actuaries released new mortality tables in 2018 and 2017 which the Company utilized in its pension plan remeasurements at December 31, 2018 and 2017. The change in mortality assumption resulted in a decrease to the benefit obligation of $546 in 2018 and an increase of $395 in 2017.

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
December 31	2018	2017

Liabilities	$1,419	$3,671
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(7,218)	(6,628)
Deferred taxes	1,516	1,392

Net amount recognized	$(5,702)	$(5,236)

The accumulated benefit obligation for the defined benefit pension plan was $16,338 and $16,935 at December 31, 2018 and 2017, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive loss are as follows:

	Pension Benefits
Years Ended December 31,	2018	2017	2016
Net periodic pension income:
Interest cost	$623	$650	$665
Expected return on plan assets	(960)	(915)	(893)
Amortization of unrecognized net loss	194	195	209
Net periodic pension income:	(143)	(70)	(19)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(590)	318	917
Deferred tax	124	(67)	(321)
Total recognized in other comprehensive loss	(466)	251	596
Total recognized in net period pension cost and other comprehensive loss	$(609)	$181	$577

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $223.

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2018	2017	2016
Discount rate:
Obligation	3.75%	4.00%	4.00%
Expense	4.00	3.75	4.00
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2018 and 2017, by asset category are as follows:

December 31,	2018	2017
Asset Category:
Cash and cash equivalents	5.0%	4.1%
Equity securities	56.2	57.4
Corporate bonds	23.6	27.6
U.S. Government securities	15.2	10.9
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2018 and 2017 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$743	$743		$
Equity securities:
U.S. large cap	7,687	7,687
International	694	694
Fixed income securities:
U.S. Treasuries	192		$192
U.S. Government agencies	2,085		2,085
Corporate bonds	3,518		3,518
Total	$14,919	$9,124	$5,795	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$539	$539		$
Equity securities:
U.S. large cap	7,269	7,269
International	350	350
Fixed income securities:
U.S. Treasuries	198		$198
U.S. Government agencies	1,247		1,247
Corporate bonds	3,661		3,661
Total	$13,264	$8,158	$5,106	$

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

There is no Company stock included in equity securities at December 31, 2018 or 2017. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2019.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2019	$843
2020	857
2021	858
2022	896
2023	912
Thereafter	5,028

16. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

Year Ended December 31	2018	2017	2016
Current	$4,072	$6,515	$6,450
Deferred	(681)	1,665	(1,442)
Total	$3,391	$8,180	$5,008

The components of the net deferred tax asset at December 31, 2018 and 2017 are summarized as follows:

December 31	2018	2017

Deferred tax assets:
Allowance for loan losses	$4,490	$3,981
Defined benefit plan	1,516	1,392
Deferred compensation	593	499
Deferred loan fees	470	264
Investment securities available-for-sale	683	260
Other	116	106
Total	7,868	6,502
Deferred tax liabilities:
Premises and equipment, net	985	815
Merger related accounting	1,083	1,243
Deferred loan costs	626	531
Investment securities available-for-sale
Other	93	7
Total	2,787	2,596
Net deferred tax asset	$5,081	$3,906

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the year ended December 31, 2018, and 35.0 percent for the years ended December 31, 2017 and 2016 is summarized as follows:

Year Ended December 31	2018	2017	2016

Federal income tax at statutory rate	$5,945	$9,323	$8,607
Effect of federal income tax rate changes (Note 1)		2,623
Tax exempt interest	(1,320)	(2,157)	(2,264)
Life insurance investment income	(236)	(269)	(277)
Residential housing program tax credits	(1,094)	(1,095)	(1,128)
Other, net	96	(245)	70
Total	$3,391	$8,180	$5,008

17. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2018	2017
Assets:
Cash and cash equivalents	$3,736	$3,932
Equity securities	291	46
Investment in bank subsidiary	272,617	259,147
Due from subsidiaries	1,974	1,900
Other assets	35
Total assets	$278,653	$265,025

Liabilities and Stockholders’ Equity:
Other liabilities	$39	$49
Stockholders’ equity	278,614	264,976
Total liabilities and stockholders’ equity	$278,653	$265,025

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31	2018	2017	2016
Income:
Dividends from subsidiaries	$9,691	$9,319	$9,170
Other income	72	52	46
Unrealized holding gains on equity securities	13
Total income	9,776	9,371	9,216
Expense:
Other expenses	214	205	259
Total expenses	214	205	259
Income before taxes and undistributed income	9,562	9,166	8,957
Income tax benefit	(27)	(54)	(75)
Income before undistributed income of subsidiaries	9,589	9,220	9,032
Equity in undistributed net income of subsidiaries	15,331	9,237	10,551
Net income	$24,920	$18,457	$19,583
Comprehensive Income	$23,523	$17,500	$17,553

condensed Statements of Cash Flows

Year Ended December 31	2018	2017	2016
Cash flows from operating activities:
Net income	$24,920	$18,457	$19,583
Adjustments:
Net gains on investment securities	(14)
Undistributed net income of subsidiaries	(15,331)	(9,237)	(10,551)
(Decrease) increase in other assets	(111)	(3)	577
Decrease in other liabilities	(10)	(53)	(77)
Stock based compensation	272	177	71
Net cash provided by operating activities	9,726	9,341	9,603
Cash flows from investing activities:
Purchase of equity securities	(234)	(43)
Cash flows used in financing activities:
Redemption of common stock			(604)
Stock awards	5	5
Cash dividends paid	(9,693)	(9,319)	(9,170)
Net cash used in financing activities	(9,688)	(9,314)	(9,774)
Decrease in cash	(196)	(16)	(171)
Cash at beginning of year	3,932	3,948	4,119
Cash at end of year	$3,736	$3,932	$3,948

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

In addition, under the Pennsylvania Banking Code of 1965, as amended, Peoples Bank may only declare and pay dividends out of accumulated net earnings, or accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividend unless Peoples Bank’s surplus would not be reduced by the payment of the dividend below 100 percent of our capital stock. Pennsylvania law requires that each year Peoples Bank set aside as surplus, a sum equal to not less than 10 percent of its net earnings if surplus does not equal at least 100 percent of our capital stock. Under federal law and FDIC regulations, an insured bank may not pay dividends if doing so would make it undercapitalized within the meaning of the prompt corrective action law or if in default of its deposit insurance fund assessment.

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2018 and 2017 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2018, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $23,778. At December 31, 2018 and 2017, there were no loans outstanding, nor were any advances made during 2018 and 2017.

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

Risk-based capital rules require that banks and holding companies maintain a "capital conservation buffer" of 250 basis points in excess of the "minimum capital ratio." The minimum capital ratio is equal to the prompt corrective action adequately capitalized threshold ratio. The capital conservation buffer was phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2018.  To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Peoples Bank’s actual capital ratios at December 31, 2018 and 2017, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$221,024	11.95%	$83,241	4.50%
Peoples Bank	215,027	11.64	83,144	4.50	$120,097	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	221,024	11.95	110,988	6.00
Peoples Bank	215,027	11.64	110,859	6.00	147,811	8.00
Total capital to risk-weighted assets:
Consolidated	242,403	13.10	147,984	8.00
Peoples Bank	236,406	12.80	147,811	8.00	184,764	10.00
Tier 1 capital to average assets:
Consolidated	221,024	10.03	88,119	4.00
Peoples Bank	215,027	9.78%	87,969	4.00%	109,962	5.00%

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$205,222	11.85%	$77,930	4.50%
Peoples Bank	199,450	11.53	77,843	4.50	$112,440	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	205,222	11.85	103,906	6.00
Peoples Bank	199,450	11.53	103,791	6.00	138,388	8.00
Total capital to risk-weighted assets:
Consolidated	224,182	12.95	138,542	8.00
Peoples Bank	218,410	12.63	138,388	8.00	172,985	10.00
Tier 1 capital to average assets:
Consolidated	205,222	9.94	82,564	4.00
Peoples Bank	199,450	9.68%	82,406	4.00%	103,008	5.00%

19. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

20. Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Net unrealized loss on investment securities available-for-sale	$(3,251)	$(1,237)
Income tax	(683)	(260)
Net of income taxes	(2,568)	(977)
Benefit plan adjustments	(7,218)	(6,628)
Income tax	(1,516)	(1,392)
Net of income taxes	(5,702)	(5,236)
Derivative adjustments	246
Income tax	52
Net of income taxes	194
Accumulated other comprehensive loss	$(8,076)	$(6,213)

Other comprehensive loss and related tax effects for the years ended December 31, 2018, 2017 and 2016 are as follows:

Year Ended December 31,	2018	2017	2016
Unrealized loss on investment securities available-for-sale	$(2,014)	$(1,790)	$(3,417)
Net gain on the sale of investment securities available-for-sale			(623)
Benefit plans:
Amortization of actuarial loss (2)	194	195	208
Actuarial gain (loss)	(785)	123	709
Net change in benefit plan liabilities	(591)	318	917
Net change in derivatives	246
Other comprehensive loss before taxes	(2,359)	(1,472)	(3,123)
Income tax	(496)	(515)	(1,093)
Other comprehensive loss	$(1,863)	$(957)	$(2,030)

(1)	Represents amounts reclassified out of accumulated comprehensive loss and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)

Represents amounts reclassified out of accumulated comprehensive loss and included in the computation of net periodic pension expense. Refer to Note 15 included in these consolidated financial statements.

21. Summary of quarterly financial information (unaudited):

	2018
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$19,994	$20,766	$21,419	$22,482
Interest expense	2,807	3,115	3,466	3,934
Net interest income	17,187	17,651	17,953	18,548
Provision for loan losses	1,050	1,050	1,050	1,050
Net interest income after provision for loan losses	16,137	16,601	16,903	17,498
Noninterest income	3,572	3,663	3,253	3,171
Noninterest expense	13,081	13,496	12,537	13,373
Income before income taxes	6,628	6,768	7,619	7,296
Income tax expense	774	811	902	904
Net income	$5,854	$5,957	$6,717	$6,392
Per share data:
Net income	$0.79	$0.81	$0.91	$0.86
Cash dividends declared	$0.32	$0.33	$0.33	$0.33
Average common shares outstanding	7,396,505	7,396,533	7,399,054	7,399,054

	2017
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$17,799	$18,261	$18,831	$19,351
Interest expense	1,956	2,126	2,175	2,441
Net interest income	15,843	16,135	16,656	16,910
Provision for loan losses	1,200	1,200	1,200	1,200
Net interest income after provision for loan losses	14,643	14,935	15,456	15,710
Noninterest income	3,782	6,379	3,661	3,364
Noninterest expense	12,356	14,002	12,480	12,455
Income before income taxes	6,069	7,312	6,637	6,619
Income tax expense	1,269	1,653	1,287	3,971
Net income	$4,800	$5,659	$5,350	$2,648
Per share data:
Net income	$0.65	$0.77	$0.72	$0.36
Cash dividends declared	$0.31	$0.31	$0.32	$0.32
Average common shares outstanding	7,394,143	7,396,163	7,396,505	7,396,505

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A.Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2018, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2018.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited our  consolidated financial statements as of and for the year ended December 31, 2018 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 15, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  11.Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  14.Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

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
10.5

Peoples Security Bank and Trust Company Employee Stock Ownership Plan, amended and restated as of January 1, 2015 (incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the SEC on May 5, 2017)*

10.6

Peoples Neighborhood Bank’s Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to registrant’s registration statement on Form S-4 (File No. 333-190587) filed with the SEC on September 20, 2013)*

10.7

Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

10.8

Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 7, 2011)*

10.9

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 6, 2016)*

10.10

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.11

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

Exhibit No.	Description of Exhibit
10.12

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

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
10.25

Supplemental Executive Retirement Plan Agreement, effective February 1, 2016, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Michael L. Jake (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on August 5, 2016)*

10.26

Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2016)*

10.27

First Amendment to Employment Agreement dated as of December 5, 2017, by and between Peoples Security Bank and Trust Company and Timothy H. Kirtley(incorporated by reference to Exhibit 10.28 to the registrant’s annual report on Form 10-K filed with the Commission on March 14, 2018*

21.1	List of Subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of BDO USA, LLP

Exhibit No.	Description of Exhibit
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	- Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peoples Financial Services Corp.

By:	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John R. Anderson III
John R. Anderson III
Executive Vice President
(Chief Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Craig W. Best and John R. Anderson III as his attorney-in-fact, with the full power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 15, 2019

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2019

/s/ John R. Anderson III John R. Anderson III	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019

/s/ Joseph G. Cesare Joseph G. Cesare	Director	March 15, 2019

Name	Title	Date

/s/ James G. Keisling James G. Keisling	Director	March 15, 2019

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 15, 2019

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 15, 2019

/s/ Robert Naismith Robert Naismith	Director	March 15, 2019

/s/ James B. Nicholas James B. Nicholas	Director	March 15, 2019

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 15, 2019

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 15, 2019

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 15, 2019