Form 10-Q
period 2019-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2019-05-09
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

or

◻Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

001-36388

(Commission File Number)

PEOPLES FINANCIAL SERVICES CORP.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2391852
(State of incorporation)	(IRS Employer ID Number)

150 North Washington Avenue, Scranton, PA	18503
(Address of principal executive offices)	(Zip code)

(570) 346-7741

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $2.00 par value	PFIS	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,399,054 at April 30, 2019.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2019

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks:
Cash and due from banks	$24,364	$32,569
Interest-bearing deposits in other banks	1,688	47
Total cash and due from banks	26,052	32,616
Investment securities:
Available-for-sale	270,384	269,682
Equity investments carried at fair value	292	291
Held-to-maturity: Fair value March 31, 2019, $8,310; December 31, 2018, $8,380	8,162	8,361
Total investment securities	278,838	278,334
Loans, net	1,849,602	1,823,266
Less: allowance for loan losses	22,105	21,379
Net loans	1,827,497	1,801,887
Loans held for sale		749
Premises and equipment, net	44,728	38,889
Accrued interest receivable	7,211	7,115
Goodwill	63,370	63,370
Intangible assets, net	2,104	2,296
Other assets	68,144	63,737
Total assets	$2,317,944	$2,288,993

Liabilities:
Deposits:
Noninterest-bearing	$432,830	$410,260
Interest-bearing	1,435,400	1,464,762
Total deposits	1,868,230	1,875,022
Short-term borrowings	109,000	86,500
Long-term debt	37,446	37,906
Accrued interest payable	878	1,195
Other liabilities	17,821	9,756
Total liabilities	2,033,375	2,010,379

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,399,054 shares at March 31, 2019 and December 31, 2018	14,798	14,798
Capital surplus	135,393	135,310
Retained earnings	140,478	136,582
Accumulated other comprehensive loss	(6,100)	(8,076)
Total stockholders’ equity	284,569	278,614
Total liabilities and stockholders’ equity	$2,317,944	$2,288,993

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$20,103	$17,509
Tax-exempt	1,099	870
Interest and dividends on investment securities:
Taxable	1,010	858
Tax-exempt	562	701
Dividends	19	16
Interest on interest-bearing deposits in other banks	8	40
Total interest income	22,801	19,994

Interest expense:
Interest on deposits	3,411	1,834
Interest on short-term borrowings	813	667
Interest on long-term debt	280	306
Total interest expense	4,504	2,807
Net interest income	18,297	17,187
Provision for loan losses	1,050	1,050
Net interest income after provision for loan losses	17,247	16,137

Noninterest income:
Service charges, fees and commissions	1,999	2,088
Merchant services income	198	250
Commission and fees on fiduciary activities	507	497
Wealth management income	377	411
Mortgage banking income	148	147
Life insurance investment income	186	187
Net gains on investment securities	1	(8)
Total noninterest income	3,416	3,572

Noninterest expense:
Salaries and employee benefits expense	7,595	6,955
Net occupancy and equipment expense	2,961	2,814
Amortization of intangible assets	192	230
Professional fees and outside services	331	623
FDIC insurance and assessments	259	286
Donations	332	313
Other expenses	1,820	1,860
Total noninterest expense	13,490	13,081
Income before income taxes	7,173	6,628
Income tax expense	761	774
Net income	6,412	5,854

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	2,439	(2,376)
Change in derivative fair value	63
Other comprehensive gain (loss)	2,502	(2,376)
Income tax expense (benefit)	526	(501)
Other comprehensive income (loss), net of income taxes	1,976	(1,875)
Comprehensive income	$8,388	$3,979

Per share data:
Net income:
Basic	$0.87	$0.79
Diluted	$0.87	$0.79
Average common shares outstanding:
Basic	7,399,054	7,396,505
Diluted	7,399,054	7,396,505
Dividends declared	0.34	0.32

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$278,614
Stock based compensation		83			83
Net income			6,412		6,412
Other comprehensive income, net of income taxes				1,976	1,976
Dividends declared: $0.34 per share			(2,516)		(2,516)
Balance, March 31, 2019	$14,798	$135,393	$140,478	$(6,100)	$284,569

Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Stock based compensation		37			37
Net income			5,854		5,854
Other comprehensive loss, net of income taxes				(1,875)	(1,875)
Dividends declared: $0.32 per share			(2,368)		(2,368)
Reclassification related to adoption of ASU 2016-01			2	(2)
Balance, March 31, 2018	$14,793	$135,080	$124,841	$(8,090)	$266,624

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2019	2018
Cash flows from operating activities:
Net income	$6,412	$5,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	596	538
Amortization of right-of-use lease asset	92
Amortization of deferred loan costs	(107)	234
Amortization of intangibles	192	230
Amortization of low income housing partnerships	119	116
Provision for loan losses	1,050	1,050
Net unrealized (gain) loss on equity investment securities	(1)	8
Net loss (gain) on sale of other real estate owned	8	(11)
Loans originated for sale	(1,501)	(2,608)
Proceeds from sale of loans originated for sale	2,278	2,729
Net gain on sale of loans originated for sale	(28)	(15)
Net amortization of investment securities	474	623
Life insurance investment income	(186)	(187)
Stock based compensation	83	37
Net change in:
Accrued interest receivable	(96)	454
Other assets	(3,823)	517
Accrued interest payable	(317)	21
Other liabilities	2,545	295
Net cash provided by operating activities	7,790	9,885
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available-for-sale	14,287	7,919
Held-to-maturity	196	242
Purchases of investment securities:
Available-for-sale	(13,021)	(9,941)
Net purchase of restricted equity securities	(964)	(1,669)
Net increase in lending activities	(26,629)	(33,730)
Purchases of premises and equipment	(1,062)	(492)
Proceeds from the sale of premises and equipment	23
Proceeds from sale of other real estate owned	84	83
Net cash used in investing activities	(27,086)	(37,588)
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,792)	1,000
Repayment of long-term debt	(460)	(469)
Net increase in short-term borrowings	22,500	18,825
Cash dividends paid	(2,516)	(2,366)
Net cash provided by financing activities	12,732	16,990
Net decrease in cash and cash equivalents	(6,564)	(10,713)
Cash and cash equivalents at beginning of period	32,616	37,488
Cash and cash equivalents at end of period	$26,052	$26,775

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2019	2018
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,821	$2,786
Income taxes	1,100	1,800
Noncash items:
Transfers of loans to other real estate	$85	$495
Initial recognition of right-of-use assets	5,513
Initial recognition of lease liability	5,513

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three months ended and as of March 31, 2019, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, impairment of goodwill and fair value of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

Recent accounting standards: .

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”.  From the lessees’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The ROU asset and lease liability are calculated based on the present value of future lease payments using an estimated incremental borrowing rate.  The Company utilized the incremental borrowing rate of interest on a collateralized basis for the lease term as quoted by the Federal Home Bank of Pittsburgh.

Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The new standard provides a number of optional practical expedients in transition. We have elected the "package of practical expedients," which permit us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the "use-of-hindsight" practical expedient which allows us to use hindsight in judgments that impact the lease term. In order to establish the value of the ROU and lease liability and in accordance with the guidance, management determined the term of the leases held by carefully evaluating and assessing each lease and applying economic and other relevant factors to determine whether the Company is reasonably certain to exercise or not to exercise a renewal option within each lease. We have also elected an accounting policy not to restate comparative periods upon adoption. The Company elected to adopt this pronouncement using the optional transition method under ASU 2018-11 as of January 1, 2019 and recorded right-of-use assets and lease liabilities for operating leases of $5,513 on its consolidated balance sheets, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income and comprehensive income.

   In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments were adopted on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842) Codification Improvements” which was issued to address lessors’ concerns about determining fair value of underlying leased assets and presentation issues in the statement of cash flows for sales-type and direct financing leases. ASU 2019-01 also clarified for both lessees and lessors that transition disclosures related to Topic 250 were not required for annual periods are also not required for interim periods. ASU 2019-01 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company early adopted this ASU 2019-01 effective January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Net unrealized loss on investment securities available-for-sale	$(812)	$(3,251)
Income tax	(170)	(683)
Net of income taxes	(642)	(2,568)
Benefit plan adjustments	(7,218)	(7,218)
Income tax	(1,516)	(1,516)
Net of income taxes	(5,702)	(5,702)
Derivative adjustments	309	246
Income tax	65	52
Net of income taxes	244	194
Accumulated other comprehensive loss	$(6,100)	$(8,076)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

There were no shares considered anti-dilutive for the three month periods ended March 31, 2019 and 2018.

	2019		2018
For the Three Months Ended March 31	Basic	Diluted	Basic	Diluted
Net income	$6,412	$6,412	$5,854	$5,854
Average common shares outstanding	7,399,054	7,399,054	7,396,505	7,396,505
Earnings per share	$0.87	$0.87	$0.79	$0.79

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,954	$35	$232	$23,757
U.S. Government-sponsored enterprises	93,914	9	1,373	92,550
State and municipals:
Taxable	13,017	328		13,345
Tax-exempt	83,273	471	169	83,575
Residential Mortgage-backed securities:
U.S. Government agencies	11,716	80	56	11,740
U.S. Government-sponsored enterprises	39,064	408	202	39,270
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,258		111	6,147
Total	$271,196	$1,331	$2,143	$270,384
Held-to-maturity:
Tax-exempt state and municipals	$6,855	$119		$6,974
Residential Mortgage-backed securities:
U.S. Government agencies	40			40
U.S. Government-sponsored enterprises	1,267	32	$3	1,296
Total	$8,162	$151	$3	$8,310

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,948	9	$365	$25,592
U.S. Government-sponsored enterprises	94,999	$2	2,183	92,818
State and municipals:
Taxable	13,544	309		13,853
Tax-exempt	86,361	338	745	85,954
Residential Mortgage-backed securities:
U.S. Government agencies	12,663	50	84	12,629
U.S. Government-sponsored enterprises	33,149	49	401	32,797
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,269		230	6,039
Total	$272,933	$757	$4,008	$269,682
Held-to-maturity:
Tax-exempt state and municipals	$6,855	$12	$43	$6,824
Residential Mortgage-backed securities:
U.S. Government agencies	42			42
U.S. Government-sponsored enterprises	1,464	55	5	1,514
Total	$8,361	$67	$48	$8,380

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At March 31, 2019 and December 31, 2018, we had $292 and $291, respectively, in equity securities recorded at fair value. At March 31, 2019, the fair value of our equity portfolio exceeded the cost basis by $15. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2019 (in thousands):

For the Three Months Ended March 31,	2019	2018
Net gains recognized during the period on equity securities	$1	$(8)
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$1	$(8)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank of Pittsburgh (“FHLB”) with a carrying cost of $8,384 and $7,420 at March 31, 2019 and December 31, 2018, respectively and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 and VISA Class B stock with a carry cost of $0 at March 31, 2019 and December 31, 2018, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s covered litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of March 31, 2019), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of March 31, 2019, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2019, is summarized as follows:

Fair
March 31, 2019	Value
Within one year	$41,366
After one but within five years	142,465
After five but within ten years	13,925
After ten years	15,471
213,227
Mortgage-backed securities	57,157
Total	$270,384

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2019, is summarized as follows:

	Amortized	Fair
March 31, 2019	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,855	$6,974
	6,855	6,974
Mortgage-backed securities	1,307	1,336
Total	$8,162	$8,310

Securities with a carrying value of $158,116 and $161,647 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities			$19,799	$232	$19,799	$232
U.S. Government-sponsored enterprises			90,466	1,373	90,466	1,373
State and municipals:
Tax-exempt	$1,854	$3	31,468	166	33,322	169
Residential Mortgage-backed securities:
U.S. Government agencies			6,946	56	6,946	56
U.S. Government-sponsored enterprises	360	1	12,873	204	13,233	205
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises			6,147	111	6,147	111
Total	$2,214	$4	$167,699	$2,142	$169,913	$2,146

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,995	$2	$19,671	$363	$21,666	$365
U.S. Government-sponsored enterprises	2,037	1	89,729	2,182	91,766	2,183
State and municipals:
Tax-exempt	9,022	74	52,352	714	61,374	788
Residential Mortgage-backed securities:
U.S. Government agencies			7,800	84	7,800	84
U.S. Government-sponsored enterprises	12,851	55	13,881	351	26,732	406
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises			6,039	230	6,039	230
Total	$25,905	$132	$189,472	$3,924	$215,377	$4,056

The Company had 137 investment securities, consisting of 60 tax-exempt state and municipal obligations, 7 U.S. Treasury securities, 35 U.S. Government-sponsored enterprise securities, and 35 mortgage-backed securities that were in unrealized loss positions at March 31, 2019. Of these securities, 7 U.S. Treasury securities, 35 U.S. Government-sponsored enterprise securities, 57 tax-exempt state and municipal obligations, and 32 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2019. There was no OTTI recognized for the three months ended March 31, 2019 and 2018.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2019 and December 31, 2018 are summarized as follows. Net deferred loan costs were $851 and $744 at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commercial	$516,756	$494,134
Real estate:
Commercial	917,035	907,803
Residential	299,330	299,876
Consumer	116,481	121,453
Total	$1,849,602	$1,823,266

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2019 and 2018 are summarized as follows:

		Real estate
March 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$5,516	$10,736	$3,892	$1,235	$21,379
Charge-offs	(77)	(6)	(159)	(132)	(374)
Recoveries	8		4	38	50
Provisions	508	344	143	55	1,050
Ending balance	$5,955	$11,074	$3,880	$1,196	$22,105

		Real estate
March 31, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$5,052	$7,548	$4,980	$1,380	$18,960
Charge-offs			(299)	(127)	(426)
Recoveries	57	27	10	40	134
Provisions	297	524	148	81	1,050
Ending balance	$5,406	$8,099	$4,839	$1,374	$19,718

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2019 and December 31, 2018 is summarized as follows:

		Real estate
March 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$5,955	$11,074	$3,880	$1,196	$22,105
Ending balance: individually evaluated for impairment	138	389	461		988
Ending balance: collectively evaluated for impairment	$5,817	$10,685	$3,419	$1,196	$21,117
Loans receivable:
Ending balance	$516,756	$917,035	$299,330	$116,481	$1,849,602
Ending balance: individually evaluated for impairment	7,012	3,535	2,895	238	13,680
Ending balance: collectively evaluated for impairment	$509,744	$913,500	$296,435	$116,243	$1,835,922

		Real estate
December 31, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$5,516	$10,736	$3,892	$1,235	$21,379
Ending balance: individually evaluated for impairment	50	403	666	60	1,179
Ending balance: collectively evaluated for impairment	$5,466	$10,333	$3,226	$1,175	$20,200
Loans receivable:
Ending balance	$494,134	$907,803	$299,876	$121,453	$1,823,266
Ending balance: individually evaluated for impairment	2,237	3,121	4,071	212	9,641
Ending balance: collectively evaluated for impairment	$491,897	$904,682	$295,805	$121,241	$1,813,625

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2019 and December 31, 2018:

		Special
March 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$509,531	$3,090	$4,135	$	$516,756
Real estate:
Commercial	894,059	5,309	17,667		917,035
Residential	296,497	355	2,478		299,330
Consumer	116,225		256		116,481
Total	$1,816,312	$8,754	$24,536	$	$1,849,602

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$491,531	$869	$1,734	$	$494,134
Real estate:
Commercial	886,849	8,934	12,020		907,803
Residential	295,758	357	3,761		299,876
Consumer	121,229		224		121,453
Total	$1,795,367	$10,160	$17,739	$	$1,823,266

Information concerning nonaccrual loans by major loan classification at March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Commercial	$5,567	$776
Real estate:
Commercial	2,642	2,663
Residential	1,600	2,580
Consumer	238	212
Total	$10,047	$6,231

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2019	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$85	$183	$5,567	$5,835	$510,921	$516,756
Real estate:
Commercial	1,077	976	2,812	4,865	912,170	917,035	$170
Residential	2,204	831	2,259	5,294	294,036	299,330	659
Consumer	434	135	238	807	115,674	116,481
Total	$3,800	$2,125	$10,876	$16,801	$1,832,801	$1,849,602	$829

The Company classifies all nonaccrual loans in the greater than 90 days category.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2018	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$973	$79	$776	$1,828	$492,306	$494,134
Real estate:
Commercial	1,889	218	2,736	4,843	902,960	907,803	$73
Residential	2,486	1,545	3,430	7,461	292,415	299,876	850
Consumer	756	292	212	1,260	120,193	121,453
Total	$6,104	$2,134	$7,154	$15,392	$1,807,874	$1,823,266	$923

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2019 and March 31, 2018, and as of and for the year ended, December 31, 2018 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$6,072	$6,407		$3,817	$17
Real estate:
Commercial	2,098	2,184		2,034	13
Residential	860	1,287		1,415	7
Consumer	238	245		195
Total	9,268	10,123		7,461	37
With an allowance recorded:
Commercial	940	990	138	808	7
Real estate:
Commercial	1,437	1,563	389	1,295	5
Residential	2,035	2,078	461	2,068	11
Consumer				30
Total	4,412	4,631	988	4,201	23
Total impaired loans
Commercial	7,012	7,397	138	4,625	24
Real estate:
Commercial	3,535	3,747	389	3,329	18
Residential	2,895	3,365	461	3,483	18
Consumer	238	245		225
Total	$13,680	$14,754	$988	$11,662	$60

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,562	$1,900		$1,318	$67
Real estate:
Commercial	1,969	2,299		2,822	28
Residential	1,970	2,658		2,193	22
Consumer	152	160		135
Total	5,653	7,017		6,468	117
With an allowance recorded:
Commercial	675	675	50	1,006	30
Real estate:
Commercial	1,152	1,323	403	1,676	18
Residential	2,101	2,328	666	1,585	22
Consumer	60	60	60	21
Total	3,988	4,386	1,179	4,288	70
Total impaired loans
Commercial	2,237	2,575	50	2,324	97
Real estate:
Commercial	3,121	3,622	403	4,498	46
Residential	4,071	4,986	666	3,778	44
Consumer	212	220	60	156
Total	$9,641	$11,403	$1,179	$10,756	$187

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,211	$1,375		$1,246	$17
Real estate:
Commercial	2,970	3,312		2,929	6
Residential	2,289	2,762		2,243	4
Consumer	151	159		160
Total	6,621	7,608		6,578	27
With an allowance recorded:
Commercial	1,133	1,158	$144	1,159	8
Real estate:
Commercial	2,402	2,520	1,411	1,902	6
Residential	1,491	1,977	182	1,544	4
Consumer	18	18	18	13
Total	5,044	5,673	1,755	4,618	18
Total impaired loans
Commercial	2,344	2,533	144	2,405	25
Real estate:
Commercial	5,372	5,832	1,411	4,831	12
Residential	3,780	4,739	182	3,787	8
Consumer	169	177	18	173
Total	$11,665	$13,281	$1,755	$11,196	$45

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,096 at March 31, 2019, $2,779 at December 31, 2018 and $3,032 at March 31, 2018.

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

There was one commercial real estate loan modified as a troubled debt restructuring for the three months ended March 31, 2019 in the amount of $340. There were no loans modified as a troubled debt restructurings for the three months ended March 31, 2018. During the three months ended March 31, 2019, there were no payment defaults on restructured loans. During the three months ended March 31, 2018, there was one payment default on a restructured residential mortgage loan with an outstanding balance of $64.

6. Other assets:

The components of other assets at March 31, 2019, and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Other real estate owned	$360	$376
Investment in low income housing partnership	7,258	7,377
Mortgage servicing rights	709	718
Bank owned life insurance	34,474	34,288
Restricted equity securities	8,426	7,462
Net deferred tax asset	4,556	5,081
Other assets	12,361	8,435
Total	$68,144	$63,737

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

During the periods ended March 31, 2019 and December 31, 2018 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$23,757	$23,757		$
U.S. Government-sponsored enterprises	92,550		$92,550
State and Municipals:
Taxable	13,345		13,345
Tax-exempt	83,575		83,575
Mortgage-backed securities:
U.S. Government agencies	11,740		11,740
U.S. Government-sponsored enterprises	45,417		45,417
Common equity securities	292	292
Interest rate floor-other assets	597		597
Interest rate swap-other assets	1,328		1,328
Interest rate swap-other liabilities	(1,468)		(1,468)
Total	$271,133	$24,049	$247,084	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,592	$25,592		$
U.S. Government-sponsored enterprises	92,818		$92,818
State and Municipals:
Taxable	13,853		13,853
Tax-exempt	85,954		85,954
Mortgage-backed securities:
U.S. Government agencies	12,629		12,629
U.S. Government-sponsored enterprises	38,836		38,836
Common equity securities	291	291
Interest rate floor-other assets	553		553
Interest rate swap-other assets	108		108
Interest rate swap-other liabilities	(138)		(138)
Total	$270,496	$25,883	$244,613	$

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,424			$3,424
Other real estate owned	$289			$289

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$3,424	Appraisal of collateral	Appraisal adjustments	7.6% to 97.0% (49.4)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$289	Appraisal of collateral	Appraisal adjustments	20.0% to 53.7% (31.6)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,809	Appraisal of collateral	Appraisal adjustments	7.1% to 97.0% (61.8)%
			Liquidation expenses	3.0% to 6.0% (4.4)%
Other real estate owned	$234	Appraisal of collateral	Appraisal adjustments	26.0% to 73.3% (38.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2019	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$26,052	$26,052	$26,052
Investment securities:
Available-for-sale	270,384	270,384	23,757	$246,627
Common equity securities	292	292	292
Held-to-maturity	8,162	8,310		8,310
Net loans	1,827,497	1,793,934			$1,793,934
Accrued interest receivable	7,211	7,211		7,211
Mortgage servicing rights	709	1,689		1,689
Restricted equity securities	8,426	8,426		8,426
Interest rate floor	597	597		597
Interest rate swaps	1,328	1,328		1,328
Total	$2,150,658	$2,118,223
Financial liabilities:
Deposits	$1,868,230	$1,865,940		$1,865,940
Short-term borrowings	109,000	109,000		109,000
Long-term debt	37,446	37,696		37,696
Accrued interest payable	878	878		878
Interest rate swaps	1,468	1,468		1,468
Total	$2,017,022	$2,014,982

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2018	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$32,616	$32,616	$32,616
Investment securities:
Available-for-sale	269,682	269,682	25,952	$244,090
Common equity securities	291	291	291
Held-to-maturity	8,361	8,380		8,380
Loans held for sale	749	749		749
Net loans	1,801,887	1,762,449			$1,762,449
Accrued interest receivable	7,115	7,115		7,115
Mortgage servicing rights	718	1,710		1,710
Restricted equity securities	7,462	7,462		7,462
Interest rate floor	553	553		553
Interest rate swaps	108	108		108
Total	$2,129,542	$2,091,115
Financial liabilities:
Deposits	$1,875,022	$1,874,520		$1,874,520
Short-term borrowings	86,500	86,500		86,500
Long-term debt	37,906	38,071		38,071
Accrued interest payable	1,195	1,195		1,195
Interest rate swaps	138	138		138
Total	$2,000,761	$2,000,424

8. Employee benefit plans:

The Company provides an Employee Stock Ownership Plan (“ESOP”) and a Retirement Profit Sharing Plan. The Company also maintains Supplemental Executive Retirement Plans (“SERPs”) and an Employees’ Pension Plan, which is currently frozen.

For the three months ended March 31, salaries and employee benefits expense includes approximately $340 in 2019 and 2018 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended March 31,	2019	2018
Components of net periodic pension cost:
Interest cost	$128	$
Expected return on plan assets	(217)
Amortization of unrecognized net gain	45
Net periodic benefit cost	$(44)	$

The Company contributed $2,700 to the pension plan during the third quarter of 2018. This contribution reduced the unfunded portion of the pension plan and also reduced future premium costs associated with the plan. Previously, the Company paid a fixed premium cost of $18 annually with an additional $92 for the variable portion of the premium. This was reduced to $0 with the current funding status of the pension.

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

As of March 31, 2019, there were 78,691 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In the first quarters of 2019 and 2018, the Company did not make any awards under the 2017 Plan.

The non-performance restricted stock grants made in 2019 and 2018 vest equally over three years from the grant date. The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity that determines the number of restricted stock units that may vest.

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation is recognized over the vesting period. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive income.

The Company recognized compensation expense of $83 for the three months ended March 31, 2019 for awards granted under the 2017 Plan. The Company recognized compensation expense of $5 for the three months ended March 31, 2018 for awards granted under the 2017 and $32 for awards granted under the 2008 Plan. As of March 31, 2019, the Company had $1,228 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of just under 2 years.

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2019, the Company had 12 interest rate swaps with an aggregate notional amount of $79,667 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of March 31, 2019		As of December 31, 2018 (1)		As of March 31, 2019		As of December 31, 2018 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$597		$553

Total derivatives designated as hedging instruments			$597		$553

Derivatives not designated as hedging instruments
Interest Rate Swaps	$79,667	Other Assets	$1,328	Other Assets	$108	Other Liabilities	$1,468	Other Liabilities	$138

Total derivatives not designated as hedging instruments			$1,328		$108		$1,468		$138

(1)	Assets amount does not include accrued interest receivable of $8
(2)	Liabilities amount does not include accrued interest payable of $8

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Loss as of March 31, 2019. There was no cash flow hedge as of March 31, 2018.

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		March 31, 2019		Income			March 31, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$47	$295	$(248)	Interest Income	$(15)	$		$(15)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2019	2018
	Interest Income	Interest Income
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(15)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(15)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(15)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018.

		Amount of Gain	Amount of Loss
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Three Months Ended	Three Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	March 31, 2019	March 31, 2018

Interest Rate Swaps	Other non-interest income	$(110)	$66

Fee Income	Other income / (expense)	$391	$

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$1,924	$	$1,924	$		$1,924

Offsetting of Derivative Liabilities
as of March 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$1,457	$	$1,457	$		$1,457

Offsetting of Derivative Assets
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$661	$	$661	$		$661

Offsetting of Derivative Liabilities
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$138	$	$138	$		$138

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of March 31, 2019, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $140. As of December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $1,670 against its obligations under these agreements as of March 31, 2019, compared to having no posted collateral with a counterparty at December 31, 2018. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Short-term borrowings

Short-term borrowings consisted of FHLB advances representing overnight borrowings at March 31, 2019 and December 31, 2018:

At and for the three months ended March 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
	Balance	Balance	Balance	the three monthe ended March 31,2019	March 31,2019
FHLB advances	$109,000	$121,954	$133,725	2.70%	2.70%

At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$86,500	$133,834	$189,275	2.05%	2.62%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At March 31, 2019, the maximum borrowing capacity was $706,525 of which $146,446 was outstanding in borrowings. At December 31, 2018, the maximum borrowing capacity was $700,169 of which $124,406 was outstanding in borrowings. Short-term borrowings were used to fund our loan growth during the first three months of 2019 resulting in higher average balances as deposit balances decreased due to seasonal out flows of public fund deposits. Short-term borrowings are higher by $22,500 since year end 2018. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

11. Income taxes

The effective tax rate of the Company was 10.6% for the three months ended March 31, 2019 compared to 11.7% for the three months ended March 31, 2018. The three months ended March 31, 2019 includes before tax investment tax credits and other credits of $388 compared to before tax investment tax credits $270 for that same period last year.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies are included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

The Federal Open Market Committee (“FOMC”), has maintained the target range for federal funds at 2.25% to 2.50% since their last 25 basis point rate increase in December 2018. The FOMC noted solid monthly job gains as well as low unemployment. Overall inflation has declined and remains near the committee’s long-term desired 2 percent level for items other than food and energy. The consumer price index (“CPI”) registered 2.0% for the 12 months ended March 31, 2019. This is down from 2.2% for the 12 months ended December 31, 2018 and from 2.1% for 2017. Gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial first quarter reading of 3.2% annualized rate, above all forecasts for the quarter which came in at a consensus rate of 2.3%.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $28,951, or 5.1% annualized, to $2,317,944 at March 31, 2019, from $2,288,993 at December 31, 2018. Loans, net increased to $1,849,602 at March 31, 2019, compared to $1,823,266 at December 31, 2018, an increase of $26,336 or 5.9% annualized. The increase in loans, net during 2019 has been funded primarily by short-term borrowings due to a slight decline of deposits since year end. Deposits decreased $6,792 or 1.5% annualized in the first quarter of 2019 due to seasonal run-off of our public deposits. Interest-bearing deposits increased $22,570 while noninterest-bearing deposits decreased $29,362. Premises and equipment, net increased $5,839 and other liabilities increased $8,065, primarily due to the adoption of Accounting Standards Update (“ASU”) 2016-02 using the optional transition method under ASU 2018-11 on January 1, 2019. With the adoption of this ASU, we recognized a right-of-use asset and corresponding lease liability in the amount of $5,513 related to leased properties. Total stockholders’ equity increased $5,955 or 2.1%, from $278,614 at year-end 2018 to $284,569 at March 31, 2019. For the three months ended March 31, 2019, total assets averaged $2,311,078, an increase of $114,497 from $2,196,581 for the same period of 2018.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $270,384 at March 31, 2019, a marginal increase of $702, or 0.2% from $269,682 at December 31, 2018. The increase was primarily due to an increase in the market value of the available-for-sale portfolio due to a decline in short-term market rates, and to a lesser extent the re-investment of securities cash flows back into the portfolio to maintain an adequate liquidity position. Investment securities held-to-maturity totaled $8,162 at March 31, 2019, a decrease of $199 or 2.4% from $8,361 at December 31, 2018 due to payments received from mortgage backed holdings.

For the three months ended March 31, 2019, the investment portfolio averaged $276,657, a decrease of $2,894 or 1.0% compared to $279,551 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 6 basis points to 2.55% for the three months ended March 31, 2019, from 2.61% for the comparable period of 2018. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called higher yielding municipal bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $642, net of deferred income taxes of $170, at March 31, 2019, and of $2,568, net of deferred income taxes of $683, at December 31, 2018.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth during the three months ended March 31, 2019 was strong. Loans, net increased to $1,849,602 at March 31, 2019 from $1,823,266 at December 31, 2018, an increase of $26,336 or 5.9% annualized. The growth was primarily from commercial and industrial loans and to a lesser extent from commercial real estate loans. Partially offsetting the increases were reductions to consumer loans, primarily dealer indirect auto loans, and a slight decline to the residential real estate portfolio.  Commercial loans increased $22,622 or 18.6% annualized, to $516,756 at March 31, 2019 compared to $494,134 at December 31, 2018 due to growth in loans to both small businesses and tax-exempt entities as we focus on developing total banking relationships with these market segments. Commercial real estate loans increased $9,232, or 4.1% annualized, to $917,035 at March 31, 2019 compared to $907,803 at December 31, 2018.  Our growth in commercial  and commercial real estate loans is due in part to our continued success in executing the strategic market expansion initiative in the Lehigh Valley and Greater Delaware Valley. Consumer loans decreased $4,972, or 16.6% on an annualized basis, to $116,481 at March 31, 2019 compared to $121,453 at December 31, 2018. The decrease in consumer loans was primarily due to lower dealer indirect auto loan origination volumes resulting from the Bank’s change to the structure of its loan pricing which began during 2018.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Residential real estate loans decreased $546, or 0.7% on an annualized basis, to $299,330 at March 31, 2019 compared to $299,876 at December 31, 2018. The residential real estate loans decrease was due to principal reductions in our home equity line of credit portfolio and a slight increase in first lien residential mortgages as a majority of new loan originations are being underwritten based on the Bank’s guidelines and being held in portfolio.  The residential mortgage portfolio increased during the quarter despite the sale of $1,038 of non-performing mortgage loans.

For the three months ended March 31, 2019, loans, net averaged $1,845,856, an increase of $124,221 or 7.2% compared to $1,721,635 for the same period of 2018. The tax-equivalent yield on the loan portfolio was 4.72% for the three months ended March 31, 2019, a 34 basis point increase from the comparable period last year and a 6 basis point increase from the fourth quarter of 2018. The increase in yield is due to higher market rates and loan yields resulting from the FOMC’s actions to increase the Federal Funds rate 100 basis points during 2018, coupled with adjustable rate loans repricing at higher rates.

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

Unused commitments at March 31, 2019, totaled $383,533, consisting of $354,159 in unfunded commitments of existing loan facilities and $29,374 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2018 totaled $379,187, consisting of $345,912 in unfunded commitments of existing loans and $33,275 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2019 and 2018, are summarized as follows:

	2019	2018
United States	3.9%	4.1%
New York (statewide)	4.4	4.9
Pennsylvania (statewide)	4.1	4.8
Broome County	5.1	6.3
Bucks County	3.6	4.2
Lackawanna County	4.6	5.1
Lehigh County	4.3	5.0
Luzerne County	5.5	6.1
Monroe County	5.0	6.0
Montgomery County	3.2	3.7
Northampton County	4.3	5.0
Schuylkill County	5.2	5.9
Susquehanna County	4.7	5.2
Wayne County	5.4	6.4
Wyoming County	5.0%	5.5%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The employment conditions improved for the nation, Pennsylvania, and New York and in all of the twelve counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates have fallen to multi year lows.

Distribution of nonperforming assets

	March 31, 2019	December 31, 2018
Nonaccrual loans:
Commercial	$5,567	$776
Real estate:
Commercial	2,307	2,328
Residential	1,595	2,574
Consumer	238	212
Total nonaccrual loans	9,707	5,890
Troubled debt restructured loans:
Commercial	1,422	1,438
Real estate:
Commercial	1,057	719
Residential	617	622
Total troubled debt restructured loans	3,096	2,779
Accruing loans past due 90 days or more:
Real estate:
Commercial	170	73
Residential	659	850
Consumer
Total accruing loans past due 90 days or more	829	923
Total nonperforming loans	13,632	9,592
Foreclosed assets	360	376
Total nonperforming assets	$13,992	$9,968
Nonperforming loans as a percentage of loans, net	0.74%	0.53%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.76%	0.55%

We experienced a decline in our asset quality in the first quarter of 2019 as evidenced by an increase of $4,024 in nonperforming assets.  Nonperforming assets totaled $13,992 or 0.76% of loans, net and foreclosed assets at March 31, 2019, from $9,968 or 0.55% of loans, net and foreclosed assets at December 31, 2018. An increase in nonaccrual and restructured loans was partially offset by a decrease in accruing loans past due ninety days or more and foreclosed assets.

Loans on nonaccrual status increased $3,817 to $9,707 at March 31, 2019 from $5,890 at December 31, 2018. The majority of the increase from year end was due to an increase of $4,791 in commercial and industrial loans resulting from the placement of one large credit relationship on nonaccrual totaling $4,718. At March 31, 2019, the value of the collateral is sufficient to support the debt of this credit. A decrease in nonaccrual residential real estate loans due to a sale of a pool of non-performing loans partially offset the increase. Restructured loans increased $317 to $3,096 at March 31, 2019 from $2,779 at December 31, 2018 due in part to the addition of one commercial real estate loan totaling $340 during the first quarter of 2019. Foreclosed assets decreased $16 to $360 at March 31, 2019 from $376 at December 31, 2018.  Other real estate owned comprised seven properties at March 31, 2019 and December 31, 2018, respectively.

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

 The allowance for loan losses increased $726 to $22,105, or 1.20% of loans, net at March 31, 2019, from $21,379, or 1.17% of loans, net at the end of 2018. For the three months ended March 31, 2019, net charge-offs were $324 or 0.07% of average loans outstanding, a $32 increase compared to $292 or 0.07% of average loans outstanding in the same period of 2018. The increase in the current period is due to the sale of a pool of non-performing residential real estate loans and subsequent charge-off totaling $39.

Deposits:

We attract the majority of our deposits from within our eleven county market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2019, total deposits decreased $6,792 or 1.5% annualized, to $1,868,230 from $1,875,022 at December 31, 2018. Interest-bearing deposits decreased $29,362 due to seasonal outflows of public deposits, while noninterest-bearing deposits increased $22,570. Interest-bearing transaction accounts, including NOW and money market accounts, experienced the majority of the municipal deposit ouflow decreasing $51,315, or 27.7% annualized, to $699,048 at March 31, 2019, from $750,363 at December 31, 2018, savings accounts increased $3,392, or 3.6% annualized to $381,549 as of March 31, 2019 from $378,157 at December 31, 2018 and time deposits less than $250 decreased $1,548, or 2.5% annualized, to $248,908 at March 31, 2019, from $250,456 at December 31, 2018. Time deposits $250 or more increased $8,473, or 40.0% annualized to $94,259 at March 31, 2019 from $85,786 at year end 2018.

For the three months ended March 31, interest-bearing deposits averaged $1,445,861 in 2019 compared to $1,323,993 in 2018, an increase of $121,868, or 9.3%. The cost of interest-bearing deposits was 0.96% in 2019 compared to 0.56% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 1.14% in 2019 and 0.74% in 2018. The higher costs are due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 100 basis points during 2018.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Total short-term borrowings at March 31, 2019, totaled $109,000 compared to $86,500 at December 31, 2018, an increase of $22,500. Long-term debt was $37,446 at March 31, 2019, compared to $37,906 at year end 2018. Higher short-term borrowings were the result of funding loan growth during the first quarter of 2019 as our deposit balances

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

decreased. The decline in long-term debt was a product of monthly contractual amortized payments made during the three months ended March 31, 2019.

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

Our cumulative one-year RSA/RSL ratio equaled 1.34% at March 31, 2019. Given the length of time that market rates have been at historical lows and the potential for rates to increase in the future, the focus of ALCO has been to create a positive static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we offer longer term promotional certificates of deposit in an attempt to increase duration. The current position at March 31, 2019, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2019, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2019 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2019. Our noncore funds at March 31, 2019, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 17.1%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 8.3%. Comparatively, our overall noncore dependence ratio at year-end 2018 was 15.0% and our net short-term noncore funding dependence ratio was 6.3%, indicating that our reliance on noncore funds has increased overall.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $6,564 during the three months ended March 31,

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

2019. Cash and cash equivalents decreased $10,713 for the same period last year. For the three months ended March 31, 2019, net cash inflows of $7,790 from operating activities and $12,732 from financing activities were more than offset by net cash outflows of $27,086 from investing activities. For the same period of 2018, net cash inflows of $9,885 from operating activities and $16,990 from financing activities were more than offset by net cash outflows of $37,588 from investing activities.

Operating activities provided net cash of $7,790 for the three months ended March 31, 2019, and $9,885 for the corresponding three months of 2018. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $27,086 for the three months ended March 31, 2019, compared to using net cash of $37,588 for the same period of 2018. In 2019 and 2018, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $12,732 for the three months ended March 31, 2019, and provided net cash of $16,990 for the corresponding three months of 2018. Deposit gathering is our predominant financing activity. In the event that loan growth should exceed the growth in deposits, short-term borrowings fill in the gap in funding. Deposits used cash of $6,792 for the three months ended March 31, 2019. Comparatively, deposits increased $1,000 for the same period of 2018. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. Short term borrowings increased $22,500 in the three months ended March 31, 2019 compared to an increase of $18,825 for the comparable period in 2018.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $284,569 or $38.46 per share at March 31, 2019, compared to $278,614 or $37.66 per share at December 31, 2018. Net income of $6,412 for the three months ended March 31, 2019 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,516, stock based compensation of $83, and other comprehensive income resulting from market value fluctuations in the investment portfolio of $1,976.

Dividends declared equaled $0.34 per share through the three months ended March 31, 2019 and $0.32 per share for the same period of 2018. The dividend payout ratio was 39.1% for the three months ended March 31, 2019 and 40.5% for the same period of 2018. It is the intention of the Board of Directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) began compliance on January 1, 2014. The final rules call for the following capital requirements: (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%; (ii) a minimum ratio of tier 1 capital to risk-weighted assets of 6%; (iii) a minimum ratio of total capital to risk-weighted assets of 8%; and (iv) a minimum leverage ratio of 4%. In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.  The capital conservation buffer for all banking organizations was phased in beginning on Janury 1, 2016, and was fully phased in on January 1, 2019.

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2019, the Bank’s Tier 1 capital to total average assets was 9.72% as compared to 9.78% at December 31, 2018. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.60% and the total capital to risk weighted asset ratio was 12.77% at March 31, 2019. These ratios were 11.64% and 12.80% at December 31, 2018. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.60% at March 31, 2019 compared to 11.64% at December 31, 2018. The Bank was deemed to be well-capitalized under regulatory standards at March 31, 2019. Additionally, as of March 31, 2019, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

Review of Financial Performance:

Net income for the first quarter of 2019 equaled $6,412 or $0.87 per share compared to $5,854 or $0.79 per share for the first quarter of 2018. The increase in earnings for the current period is the product of higher net interest income of $1,110 due to growth in our average earning assets of $121.9 million since the year ago period driven primarily from growth in average loan balances of $124.2 million. Partially offsetting the increase was lower noninterest income and higher non-interest expenses in support of our market expansion initiative. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.13% for the first quarter of 2019 compared to 1.08% for the same period of 2018. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 9.26% for the first quarter of 2019 compared to 8.89% for the comparable period in 2018.

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2019 and 2018.

For the three months ended March 31, tax-equivalent net interest income increased $1,134 to $18,738 in 2019 from $17,604 in 2018. The net interest spread decreased to 3.30% for the three months ended March 31, 2019 from 3.40% for the three months ended March 31, 2018 as the average rate paid on interest bearing liabilities increased 40 basis points while the earning asset yield increased 30 basis points. The tax-equivalent net interest margin increased to 3.58% for the first quarter of 2019 from 3.57% for the comparable period of 2018. The tax-equivalent net interest margin for the fourth quarter of 2018 was 3.63%.

For the three months ended March 31, tax-equivalent interest income on earning assets increased $2,831, to $23,242 in 2019 as compared to $20,411 in 2018. The overall yield on earning assets, on a fully tax-equivalent basis, increased 30 basis points for the three months ended March 31, 2019 to 4.44% as compared to 4.14% for the three months ended March 31, 2018. The increase in the yield on earning assets resulted from a 34 basis point increase in loan yields, 4.72% for the first quarter of 2019 compared to 4.38% for the same period last year. Loan yields increased due to higher rates

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

on new loan originations, coupled with adjustable rate loans repricing in a higher rate environment due to the Federal Open Market Committee (“FOMC”) actions to increase the effective federal funds rate 100 basis points in 2018. The overall yield earned on investments decreased 6 basis points in the first quarter of 2019 to 2.55% from 2.61% for the first quarter of 2018 as investment cashflow from high yielding matured and pre-refunded municipal bonds are being deployed into lower yielding bonds.  Average investment balances were $2,894 lower when comparing the current and year ago quarter.

Total interest expense increased $1,697, to $4,504 for the three months ended March 31, 2019 from $2,807 for the three months ended March 31, 2018. An increase in the average balance of interest bearing liabilities of $69,034 combined with a 40 basis point increase in the cost of funds comparing the three months ended March 31, 2019 and 2018 caused the increase. Average short-term borrowings decreased $41,011 to $121,954 for the quarter ended March 31, 2019 compared to $162,965 for the corresponding year ago period as growth in deposits resulted in a reduction to short-term borrowings. The increase in interest expense for the three months ended March 31, 2019 was primarily due to higher deposit and borrowing costs which were impacted directly by the actions of the FOMC to increase the targeted federal funds rate 100 basis points during 2018, ending at a range of 2.25% to 2.50%.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax equivalent basis using the prevailing federal statutory tax rate of 21%.

	Three months ended
	March 31, 2019			March 31, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,701,737	$20,103	4.79%	$1,596,493	$17,509	4.45%
Tax-exempt	144,119	1,391	3.91	125,142	1,101	3.57
Total loans	1,845,856	21,494	4.72	1,721,635	18,610	4.38
Investments:
Taxable	185,696	1,031	2.25	171,634	912	2.15
Tax-exempt	90,961	711	3.17	107,917	887	3.33
Total investments	276,657	1,742	2.55	279,551	1,799	2.61
Interest-bearing deposits	1,028	6	2.37	467	2	1.74
Federal funds sold
Total earning assets	2,123,541	23,242	4.44%	2,001,653	20,411	4.14%
Less: allowance for loan losses	21,665			19,220
Other assets	209,202			214,148
Total assets	$2,311,078	$23,242		$2,196,581	$20,411
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$331,240	$1,031	1.26%	$284,084	$469	0.67%
NOW accounts	391,038	707	0.73	369,737	469	0.51
Savings accounts	382,668	119	0.13	391,167	121	0.13
Time deposits less than $100	136,020	465	1.39	152,753	423	1.12
Time deposits $100 or more	204,895	1,089	2.16	126,252	352	1.13
Short-term borrowings	121,954	813	2.70	162,965	667	1.66
Long-term debt	37,663	280	3.02	49,486	306	2.51
Total interest-bearing liabilities	1,605,478	4,504	1.14	1,536,444	2,807	0.74
Noninterest-bearing deposits	406,733			377,124
Other liabilities	17,977			16,054
Stockholders’ equity	280,890			266,959
Total liabilities and stockholders’ equity	$2,311,078	4,504		$2,196,581	2,807
Net interest income/spread		$18,738	3.30%		$17,604	3.40%
Net interest margin			3.58%			3.57%
Tax-equivalent adjustments:
Loans		$292			$231
Investments		149			186
Total adjustments		$441			$417

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2019.

The provision for loan losses totaled $1,050 for the three months ended March 31, 2019 and 2018.

Noninterest Income:

Noninterest income for the first quarter decreased $156 or 4.4% to $3,416 in 2019 from $3,572 in 2018. Service charges, fees and commissions decreased $89 to $1,999 in 2019 from $2,088 in 2018.The year ago period included bank owned life insurance proceeds in the amount of $365 which were not replicated in the first quarter of 2019. Offsetting this decrease, income related to interest rate swaps, included in service charges, fees, commissions, was $66 in the year ago period but increased to $280 in the current period due to the addition of a back-to-back interest rate swap transaction. Merchant services income decreased by $52 in a year over year comparison of the first quarter of 2019 to the same time period in 2018, $198 versus $250 while wealth management revenue decreased $34 to $377 during the three months ended March 31, 2019 from $411 in the year ago period. Commissions and fees on fiduciary activities increased $10 to $507 during the first quarter of 2019 compared to $497 for the first quarter of 2018.

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

For the first quarter, noninterest expense increased $409 or 3.1% to $13,490 in 2019 from $13,081 in 2018. Personnel costs increased 9.2%, net occupancy and equipment costs increased 5.2%, and all other expense categories combined, which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses decreased by 11.4% comparing the three months ended March 31, 2019 and 2018.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $7,595 for the first quarter of 2019, an increase of $640 or 9.2% when compared to $6,955 for the first quarter of 2018. Costs related to the build out of our market expansion coupled with annual merit increases contributed to the increase. Additional professionals have been added to support our expansion in the Lehigh Valley and greater Delaware Valley markets as well as Schuylkill County. Our newest office located on West Market Street in Orwigsburg opened in December of 2018.

We experienced a $147 or 5.2% increase in net occupancy and equipment expense comparing the first quarter of 2019 at $2,961 and 2018 at $2,814. Additional expenses related to investments in our legacy offices and our market expansion into our newest markets was the primary reason for the increase. In general, as we expand and increase our presence in new markets, the depreciation expenses and technology costs associated with the maintenance and operations of new infrastructure within those markets increases.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the first quarter, all other expense categories decreased $378 or 11.4% to $2,934 from $3,312 comparing 2019 to 2018. For the three months ended March 31, 2019, professional fees and outside services were lower due to insurance proceeds in the amount of $181 received as settlement to legal costs previously incurred. FDIC assessments decreased $27, or 9.4% when comparing the three month period ending March 31, 2019 to the same period in 2018, the result of an  accrual adjustment in the first quarter of 2018. Donations increased $19, or 6.1% in the three months ended March 31, 2019 when compared to the same period in 2018 as the Company has increased its support to charitable and civic organizations due to market expansion. Amortization of intangible assets decreased $27 or 9.4% as the balance of intangible assets continue to decrease, and all other expenses decreased $36 or 1.9% as we continually strive to lower overhead expenses and improve efficiencies.

Income Taxes:

We recorded income tax expense of $761 or 10.6% of pre-tax income, and $774 or 11.7% of pre-tax income for the three months ended March 31, 2019 and 2018. The three months ended March 31, 2019 includes before tax investment tax credits and other credits totaling $388 while the three months ended March 31, 2018 includes before tax investment tax credits of $270.

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

Interest rate risk is the risk of loss to future earnings due to changes in interest rates.  The Asset Liability Committee (“ALCO”) is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk.  Generally quarterly, the ALCO reports on the status of liquidity and interest rate risk matters to the Company’s Board of Directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Corporation’s liquidity, capital adequacy, growth, risk and profitability goals and are within policy limits.

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors.  These interest rate contracts involve, to varying degrees, credit risk and interest rate risk.  Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract.  The notional amount of the interest rate contracts is the amount upon which interest and other payments are based.  The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk.  See Note 9 to the Unaudited Consolidated Financial Statements for additional information.

The ALCO uses income simulation to measure interest rate risk inherent in the Company’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Company’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost time deposits to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed typically quarterly by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2019 and December 31, 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario,

Peoples Financial Services Corp.

the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points as well as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2019, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2019
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(2.6)	(20.0)	2.1	(40.0)
+300	(1.6)	(20.0)	2.5	(30.0)
+200	(0.9)	(10.0)	2.4	(20.0)
+100	(0.2)	(10.0)	2.2	(10.0)
Static
(100)	(1.6)	(10.0)	(6.9)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2020, would decrease slightly at 0.2 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2018.

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

At March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

Peoples Financial Services Corp.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2019 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2017 and February 1, 2019, our board of directors reauthorized a common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2019.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
January 31, 2019		$		225,000
February 28, 2019		$		225,000
March 31, 2019		$		225,000

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Peoples Financial Services Corp.

Item 6. Exhibits.

Item Number	Description	Page

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	49

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	50

32	CEO and CFO Certifications Pursuant to Section 1350.	51

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 9, 2019	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)