Form 10-Q
period 2019-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2019-08-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

or

☐Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,399,078 at July 31, 2019.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2019

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets:
Cash and due from banks:
Cash and due from banks	$26,615	$32,569
Interest-bearing deposits in other banks	3,347	47
Total cash and due from banks	29,962	32,616
Investment securities:
Available-for-sale	261,665	269,682
Equity investments carried at fair value	283	291
Held-to-maturity: Fair value June 30, 2019, $8,151; December 31, 2018, $8,380	7,969	8,361
Total investment securities	269,917	278,334
Loans, net	1,858,799	1,823,266
Less: allowance for loan losses	21,930	21,379
Net loans	1,836,869	1,801,887
Loans held for sale	831	749
Premises and equipment, net	46,468	38,889
Accrued interest receivable	7,303	7,115
Goodwill	63,370	63,370
Intangible assets, net	1,921	2,296
Other assets	67,625	63,737
Total assets	$2,324,266	$2,288,993

Liabilities:
Deposits:
Noninterest-bearing	$419,995	$410,260
Interest-bearing	1,456,804	1,464,762
Total deposits	1,876,799	1,875,022
Short-term borrowings	82,700	86,500
Long-term debt	52,980	37,906
Accrued interest payable	1,058	1,195
Other liabilities	19,146	9,756
Total liabilities	2,032,683	2,010,379

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,399,078 shares at June 30, 2019 and 7,399,054 shares at December 31, 2018	14,798	14,798
Capital surplus	135,384	135,310
Retained earnings	145,106	136,582
Accumulated other comprehensive loss	(3,705)	(8,076)
Total stockholders’ equity	291,583	278,614
Total liabilities and stockholders’ equity	$2,324,266	$2,288,993

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2019	2018	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$20,641	$18,239	$40,744	$35,748
Tax-exempt	1,109	871	2,208	1,741
Interest and dividends on investment securities:
Taxable	1,025	934	2,035	1,792
Tax-exempt	520	661	1,082	1,362
Dividends	22	19	41	35
Interest on interest-bearing deposits in other banks	15	42	23	82
Total interest income	23,332	20,766	46,133	40,760

Interest expense:
Interest on deposits	3,713	1,959	7,124	3,793
Interest on short-term borrowings	595	841	1,408	1,508
Interest on long-term debt	296	315	576	621
Total interest expense	4,604	3,115	9,108	5,922
Net interest income	18,728	17,651	37,025	34,838
Provision for loan losses	350	1,050	1,400	2,100
Net interest income after provision for loan losses	18,378	16,601	35,625	32,738

Noninterest income:
Service charges, fees and commissions	2,490	1,885	4,489	3,973
Merchant services income	457	309	655	559
Commission and fees on fiduciary activities	492	485	999	982
Wealth management income	370	332	747	743
Mortgage banking income	137	162	285	309
Life insurance investment income	192	191	378	378
Net losses (gains) on equity investment securities	(9)	8	(8)
Net gains on sale of investment securities available-for-sale	23		23
Net gain on sale of credit card loans		291		291
Total noninterest income	4,152	3,663	7,568	7,235

Salaries and employee benefits expense	8,037	7,390	15,632	14,345
Net occupancy and equipment expense	2,849	2,720	5,810	5,534
Amortization of intangible assets	182	220	374	450
Professional fees and outside services	525	446	856	1,069
FDIC insurance and assessments	288	297	547	583
Donations	359	343	691	656
Other expenses	2,189	2,080	4,009	3,940
Total noninterest expense	14,429	13,496	27,919	26,577
Income before income taxes	8,101	6,768	15,274	13,396
Income tax expense	957	811	1,718	1,585
Net income	7,144	5,957	13,556	11,811

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	2,611	(839)	5,050	(3,215)
Reclassification adjustment for net gain on sales included in net income	(23)		(23)
Change in derivative fair value	443		506
Other comprehensive gain (loss)	3,031	(839)	5,533	(3,215)
Income tax expense (benefit)	637	(176)	1,162	(677)
Other comprehensive income (loss), net of income taxes	2,394	(663)	4,371	(2,538)
Comprehensive income	$9,538	$5,294	$17,927	$9,273

Per share data:
Net income:
Basic	$0.96	$0.81	$1.83	$1.60
Diluted	$0.96	$0.81	$1.83	$1.60
Average common shares outstanding:
Basic	7,399,302	7,396,533	7,399,178	7,396,519
Diluted	7,399,302	7,396,533	7,399,178	7,396,519
Dividends declared	$0.34	$0.33	0.68	0.65

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$278,614
Net income			13,556		13,556
Other comprehensive income, net of income taxes				4,371	4,371
Dividends declared: $0.68 per share			(5,032)		(5,032)
Stock based compensation		240			240
Share retirement: 3,830 shares	(8)	(158)			(166)
Common stock grants awarded, net of unearned compensation of $164: 3,854 shares	8	(8)
Balance, June 30, 2019	$14,798	$135,384	$145,106	$(3,705)	$291,583

Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Net income			11,811		11,811
Other comprehensive loss, net of income taxes				(2,538)	(2,538)
Dividends declared: $0.65 per share			(4,810)		(4,810)
Stock based compensation		105			105
Reclassification related to adoption of ASU 2016-01			2	(2)
Common stock grants awarded, net of unearned compensation of $113: 2,548 shares	5	(5)
Balance, June 30, 2018	$14,798	$135,143	$128,356	$(8,753)	$269,544

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2019	2018
Cash flows from operating activities:
Net income	$13,556	$11,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,227	1,140
Amortization of right-of-use lease asset	187
Amortization of deferred loan costs	(156)	482
Amortization of intangibles	374	450
Amortization of low income housing partnerships	238	233
Provision for loan losses	1,400	2,100
Net unrealized loss on equity investment securities	8
Net loss on sale of other real estate owned	20	19
Loans originated for sale	(5,848)	(5,932)
Proceeds from sale of loans originated for sale	5,813	6,074
Net gain on sale of loans originated for sale	(47)	(36)
Net amortization of investment securities	895	1,197
Net gain on sale of investment securities available-for-sale	(23)
Net gain on sale of credit card loans held for sale		(291)
Life insurance investment income	(378)	(378)
Stock based compensation	240	105
Net change in:
Accrued interest receivable	(188)	134
Other assets	(4,114)	(1,187)
Accrued interest payable	(137)	41
Other liabilities	3,022	(914)
Net cash provided by operating activities	16,089	15,048
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	9,677
Proceeds from repayments of investment securities:
Available-for-sale	24,651	15,445
Held-to-maturity	387	485
Purchases of investment securities:
Available-for-sale	(22,151)	(22,627)
Net purchase of restricted equity securities	(371)	(2,794)
Proceeds from sale of student loan portfolio		3,171
Net increase in lending activities	(36,380)	(68,291)
Purchases of premises and equipment	(2,541)	(1,071)
Proceeds from the sale of premises and equipment	21	340
Proceeds from sale of other real estate owned	111	200
Net cash used in investing activities	(26,596)	(75,142)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,777	(157)
Proceeds from long-term debt	16,000
Repayment of long-term debt	(926)	(823)
Net (decrease) increase in short-term borrowings	(3,800)	63,775
Retirement of common stock	(166)
Cash dividends paid	(5,032)	(4,810)
Net cash provided by financing activities	7,853	57,985
Net decrease in cash and cash equivalents	(2,654)	(2,109)
Cash and cash equivalents at beginning of period	32,616	37,488
Cash and cash equivalents at end of period	$29,962	$35,379

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2019	2018
Supplemental disclosures:
Cash paid during the period for:
Interest	$9,245	$5,881
Income taxes	2,200	2,050
Noncash items:
Transfers of loans to other real estate	$172	$495
Initial recognition of right-of-use assets	6,523
Initial recognition of lease liability	6,523

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company. Unless the context indicates otherwise, all references in this quarterly report to “Peoples”, “Company”, “Bank”, “we”, “us” and “our” refer to Peoples Financial Services Corp., its subsidiaries and its and their respective predecessors. The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within the Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York. Additionally, we operate a Limited Purpose Banking Office(“LPO”) located in and serving Schuylkill County, Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the six months ended and as of June 30, 2019, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

Recent accounting standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases”.  From the lessees’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The ROU asset and lease liability are calculated based on the present value of future lease payments using an estimated incremental borrowing rate.  The Company utilized the incremental borrowing rate of interest on a collateralized basis for the lease term as quoted by the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income for a lessee.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease is treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The new standard provides a number of optional practical expedients in transition. We have elected the "package of practical expedients," which permit us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the "use-of-hindsight" practical expedient which allows us to use hindsight in judgments that impact the lease term. In order to establish the value of the ROU and lease liability and in accordance with the guidance, management determined the term of the leases held by carefully evaluating and assessing each lease and applying economic and other relevant factors to determine whether the Company is reasonably certain to exercise or not to exercise a renewal option within each lease. We have also elected an accounting policy not to restate comparative periods upon adoption. The Company elected to adopt this pronouncement using the optional transition method under ASU 2018-11 as of January 1, 2019 and recorded right-of-use assets and lease liabilities for operating leases of $6,523 on its consolidated balance sheets, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income and comprehensive income.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

•

In July 2019, the FASB agreed to issue a proposal to delay the effective date for smaller reporting companies, which the Company currently qualifies as such. If approved, the proposal could delay the effective date until 2023, though the Company may need to adopt earlier if it no longer qualifies as a smaller reporting company. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

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

2. Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the consolidated statements of income and comprehensive income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale, benefit plan adjustments and adjustments to derivative fair values.

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Net unrealized loss on investment securities available-for-sale	$1,776	$(3,251)
Income tax	373	(683)
Net of income taxes	1,403	(2,568)
Benefit plan adjustments	(7,218)	(7,218)
Income tax	(1,516)	(1,516)
Net of income taxes	(5,702)	(5,702)
Derivative adjustments	752	246
Income tax	158	52
Net of income taxes	594	194
Accumulated other comprehensive loss	$(3,705)	$(8,076)

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

There were no shares considered anti-dilutive for the three and six month periods ended June 30, 2019 and 2018.

	2019		2018
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net Income	$7,144	$7,144	$5,957	$5,957
Average common shares outstanding	7,399,302	7,399,302	7,396,533	7,396,533
Earnings per share	$0.96	$0.96	$0.81	$0.81

	2019		2018
For the Six Months Ended June 30	Basic	Diluted	Basic	Diluted
Net income	$13,556	$13,556	$11,811	$11,811
Average common shares outstanding	7,399,178	7,399,178	7,396,519	7,396,519
Earnings per share	$1.83	$1.83	$1.60	$1.60

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,958	$143	$17	$24,084
U.S. Government-sponsored enterprises	93,830	82	423	93,489
State and municipals:
Taxable	12,475	367		12,842
Tax-exempt	69,454	713	32	70,135
Residential Mortgage-backed securities:
U.S. Government agencies	10,669	135	20	10,784
U.S. Government-sponsored enterprises	40,901	776	92	41,585
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	8,601	145		8,746
Total	$259,888	$2,361	$584	$261,665
Held-to-maturity:
Tax-exempt state and municipals	$6,854	$151		$7,005
Residential Mortgage-backed securities:
U.S. Government agencies	36			36
U.S. Government-sponsored enterprises	1,079	32	$1	1,110
Total	$7,969	$183	$1	$8,151

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,948	9	$365	$25,592
U.S. Government-sponsored enterprises	94,999	$2	2,183	92,818
State and municipals:
Taxable	13,544	309		13,853
Tax-exempt	86,361	338	745	85,954
Residential Mortgage-backed securities:
U.S. Government agencies	12,663	50	84	12,629
U.S. Government-sponsored enterprises	33,149	49	401	32,797
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,269		230	6,039
Total	$272,933	$757	$4,008	$269,682
Held-to-maturity:
Tax-exempt state and municipals	$6,855	$12	$43	$6,824
Residential Mortgage-backed securities:
U.S. Government agencies	42			42
U.S. Government-sponsored enterprises	1,464	55	5	1,514
Total	$8,361	$67	$48	$8,380

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At June 30, 2019 and December 31, 2018, we had $283 and $291 respectively, in equity securities recorded at fair value. At June 30, 2019, the fair value of our equity portfolio exceeded the cost basis by $6. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2019 (in thousands):

For the Three Months Ended June 30,	2019		2018
Net gains (losses) recognized during the period on equity securities	$(9)		$8
Less: Net gains and (losses) recognized during the period on equity securities sold during the period
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(9)		$8

For the Six Months Ended June 30,	2019		2018
Net gains (losses) recognized during the period on equity securities	$(8)	$
Less: Net gains and (losses) recognized during the period on equity securities sold during the period
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(8)	$

Restricted Investment In Stock

Restricted investment in stock includes FHLB with a carrying cost of $7,791 and $7,420 at June 30, 2019 and December 31, 2018, respectively and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 and VISA Class B stock with a carry cost of $0 at June 30, 2019 and December 31, 2018, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member banks’ use of FHLB’s services.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6298 as of June 30, 2019), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of June 30, 2019, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2019, is summarized as follows:

Fair
June 30, 2019	Value
Within one year	$38,102
After one but within five years	133,582
After five but within ten years	10,729
After ten years	18,137
200,550
Mortgage-backed securities	61,115
Total	$261,665

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2019, is summarized as follows:

	Amortized	Fair
June 30, 2019	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,854	$7,005
	6,854	7,005
Mortgage-backed securities	1,115	1,146
Total	$7,969	$8,151

Securities with a carrying value of $144,991 and $161,647 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$	$	$7,993	$17	$7,993	$17
U.S. Government-sponsored enterprises			75,292	423	75,292	423
State and municipals:
Tax-exempt			14,499	32	14,499	32
Residential Mortgage-backed securities:
U.S. Government agencies			5,281	20	5,281	20
U.S. Government-sponsored enterprises			10,372	93	10,372	93
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises					—	—
Total	$—	$—	$113,437	$585	$113,437	$585

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,995	$2	$19,671	$363	$21,666	$365
U.S. Government-sponsored enterprises	2,037	1	89,729	2,182	91,766	2,183
State and municipals:
Tax-exempt	9,022	74	52,352	714	61,374	788
Residential Mortgage-backed securities:
U.S. Government agencies			7,800	84	7,800	84
U.S. Government-sponsored enterprises	12,851	55	13,881	351	26,732	406
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises			6,039	230	6,039	230
Total	$25,905	$132	$189,472	$3,924	$215,377	$4,056

The Company had 73 investment securities, consisting of 20 tax-exempt state and municipal obligations, 3 U.S. Treasury securities, 28 U.S. Government-sponsored enterprise securities, and 22 mortgage-backed securities that were in unrealized loss positions at June 30, 2019. Of these securities, 3 U.S. Treasury securities, 28 U.S. Government-sponsored enterprise securities, 20 tax-exempt state and municipal obligations, and 20 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2019. There was no OTTI recognized for the three or six months ended June 30, 2019 and 2018.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2019 and December 31, 2018 are summarized as follows. Net deferred loan costs were $901 and $744 at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Commercial	$513,655	$494,134
Real estate:
Commercial	935,578	907,803
Residential	298,527	299,876
Consumer	111,039	121,453
Total	$1,858,799	$1,823,266

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

		Real estate
June 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2019	$5,955	$11,074	$3,880	$1,196	$22,105
Charge-offs	(10)	(343)	(143)	(80)	(576)
Recoveries	2		12	37	51
Provisions	195	311	(134)	(22)	350
Ending balance	$6,142	$11,042	$3,615	$1,131	$21,930

		Real estate
June 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2018	$5,198	$10,301	$2,924	$1,295	$19,718
Charge-offs	(2)	(1,169)	(82)	(145)	(1,398)
Recoveries	59	30	57	57	203
Provisions	(64)	896	257	(39)	1,050
Ending balance	$5,191	$10,058	$3,156	$1,168	$19,573

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Real estate
June 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$5,516	$10,736	$3,892	1,235	21,379
Charge-offs	(87)	(349)	(302)	(212)	(950)
Recoveries	10		16	75	101
Provisions	703	655	9	33	1,400
Ending balance	$6,142	$11,042	$3,615	$1,131	$21,930

		Real estate
June 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$5,513	$8,944	$3,111	$1,392	$18,960
Charge-offs	(2)	(1,169)	(381)	(272)	(1,824)
Recoveries	116	57	67	97	337
Provisions	(436)	2,226	359	(49)	2,100
Ending balance	$5,191	$10,058	$3,156	$1,168	$19,573

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2019 and December 31, 2018 is summarized as follows:

		Real estate
June 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$6,142	$11,042	$3,615	$1,131	$21,930
Ending balance: individually evaluated for impairment	615	216	295		1,126
Ending balance: collectively evaluated for impairment	$5,527	$10,826	$3,320	$1,131	$20,804
Loans receivable:
Ending balance	$513,655	$935,578	$298,527	$111,039	$1,858,799
Ending balance: individually evaluated for impairment	5,915	3,867	2,280	251	12,313
Ending balance: collectively evaluated for impairment	$507,740	$931,711	$296,247	$110,788	$1,846,486

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2019 and December 31, 2018:

		Special
June 30, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$504,060	$2,029	$7,566	$	$513,655
Real estate:
Commercial	905,398	3,054	27,126		935,578
Residential	296,021	351	2,155		298,527
Consumer	110,672		367		111,039
Total	$1,816,151	$5,434	$37,214	$	$1,858,799

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$491,531	$869	$1,734	$	$494,134
Real estate:
Commercial	886,849	8,934	12,020		907,803
Residential	295,758	357	3,761		299,876
Consumer	121,229		224		121,453
Total	$1,795,367	$10,160	$17,739	$	$1,823,266

The increase in substandard loans from December 31, 2018 to June 30, 2019 is primarily associated with the reclassification of several larger commercial credits to this category. The largest relationship totals $10.4 million and consists of commercial real estate and equipment financing for a borrowing group that has encountered some financial difficulties. The second largest reclassification consists of a $5.3 million commercial real estate construction loan that experienced significant construction delays. The construction is now complete and the property recently received its certificate of occupancy. The Bank considers both of these credit relationships to be well secured and both relationships were current as of June 30, 2019.

Information concerning nonaccrual loans by major loan classification at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Commercial	$4,494	$776
Real estate:
Commercial	3,044	2,663
Residential	1,464	2,580
Consumer	251	212
Total	$9,253	$6,231

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2019	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$385	$136	$4,502	$5,023	$508,632	$513,655	$8
Real estate:
Commercial	1,200	54	3,192	4,446	931,132	935,578	148
Residential	1,930	427	1,649	4,006	294,521	298,527	185
Consumer	495	128	251	874	110,165	111,039
Total	$4,010	$745	$9,594	$14,349	$1,844,450	$1,858,799	$341

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

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2019 and June 30, 2018, and as of and for the year ended, December 31, 2018 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2019	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$4,495	$4,931		$5,284	$17	$4,043	$34
Real estate:
Commercial	2,957	3,116		2,528	10	2,341	23
Residential	619	888		740	4	1,150	11
Consumer	251	261		245		214
Total	8,322	9,196		8,797	31	7,748	68
With an allowance recorded:
Commercial	1,420	1,432	615	1,180	5	1,012	12
Real estate:
Commercial	910	1,380	216	1,174	5	1,166	10
Residential	1,661	1,740	295	1,848	7	1,932	18
Consumer						20
Total	3,991	4,552	1,126	4,202	17	4,130	40
Total impaired loans
Commercial	5,915	6,363	615	6,464	22	5,055	46
Real estate:
Commercial	3,867	4,496	216	3,702	15	3,507	33
Residential	2,280	2,628	295	2,588	11	3,082	29
Consumer	251	261		245		234
Total	$12,313	$13,748	$1,126	$12,999	$48	$11,878	$108

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,562	$1,900		$1,318	$67
Real estate:
Commercial	1,969	2,299		2,822	28
Residential	1,970	2,658		2,193	22
Consumer	152	160		135
Total	5,653	7,017		6,468	117
With an allowance recorded:
Commercial	675	675	50	1,006	30
Real estate:
Commercial	1,152	1,323	403	1,676	18
Residential	2,101	2,328	666	1,585	22
Consumer	60	60	60	21
Total	3,988	4,386	1,179	4,288	70
Total impaired loans
Commercial	2,237	2,575	50	2,324	97
Real estate:
Commercial	3,121	3,622	403	4,498	46
Residential	4,071	4,986	666	3,778	44
Consumer	212	220	60	156
Total	$9,641	$11,403	$1,179	$10,756	$187

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2018	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,182	$1,355		$1,197	$16	$1,224	$33
Real estate:
Commercial	2,871	3,262		2,921	9	2,910	15
Residential	2,146	2,848		2,218	4	2,210	8
Consumer	60	67		106		127
Total	6,259	7,532		6,442	29	6,471	56
With an allowance recorded:
Commercial	1,100	1,124	$146	1,117	8	1,139	16
Real estate:
Commercial	1,755	1,876	502	2,079	4	1,853	10
Residential	1,425	1,550	378	1,458	4	1,504	8
Consumer	3	3	3	11		10
Total	4,283	4,553	1,029	4,665	16	4,506	34
Total impaired loans
Commercial	2,282	2,479	146	2,314	24	2,363	49
Real estate:
Commercial	4,626	5,138	502	5,000	13	4,763	25
Residential	3,571	4,398	378	3,676	8	3,714	16
Consumer	63	70	3	117		137
Total	$10,542	$12,085	$1,029	$11,107	$45	$10,977	$90

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,677 at June 30, 2019, $2,779 at December 31, 2018 and $3,307 at June 30, 2018.

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

There were no loans modified as troubled debt restructurings for the three months ended June 30, 2019.  There was one commercial real estate loan modified as a troubled debt restructuring during the six months ended June 30, 2019 in the amount of $340. There was one commercial real estate loan modified as a troubled debt restructuring for the three and six months ended June 30, 2018 totaling $340. During the three and six months ended June 30, 2019, there were payment defaults on two restructured commercial real estate loans with balances totaling $335 which were subsequently charged-off. During the three months ended June 30, 2018, there were no payment defaults on restructured loans. During the six months ended June 30, 2018, there was one payment default on a restructured residential mortgage loan with an outstanding balance of $58.

6. Other assets:

The components of other assets at June 30, 2019, and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Other real estate owned	$408	$376
Investment in low income housing partnership	7,139	7,377
Mortgage servicing rights	719	718
Bank owned life insurance	34,667	34,288
Restricted equity securities	7,833	7,462
Net deferred tax asset	3,919	5,081
Other assets	12,940	8,435
Total	$67,625	$63,737

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

During the periods ended June 30, 2019 and December 31, 2018 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,084	$24,084		$
U.S. Government-sponsored enterprises	93,489		$93,489
State and Municipals:
Taxable	12,842		12,842
Tax-exempt	70,135		70,135
Mortgage-backed securities:
U.S. Government agencies	10,784		10,784
U.S. Government-sponsored enterprises	50,331		50,331
Common equity securities	283	283
Interest rate floor-other assets	1,025		1,025
Interest rate swap-other assets	3,807		3,807
Interest rate swap-other liabilities	(4,182)		(4,182)
Total	$262,598	$24,367	$238,231	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,592	$25,592		$
U.S. Government-sponsored enterprises	92,818		$92,818
State and Municipals:
Taxable	13,853		13,853
Tax-exempt	85,954		85,954
Mortgage-backed securities:
U.S. Government agencies	12,629		12,629
U.S. Government-sponsored enterprises	38,836		38,836
Common equity securities	291	291
Interest rate floor-other assets	553		553
Interest rate swap-other assets	108		108
Interest rate swap-other liabilities	(138)		(138)
Total	$270,496	$25,883	$244,613	$

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,865			$2,865
Other real estate owned	$250			$250

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,865	Appraisal of collateral	Appraisal adjustments	7.6% to 97.0% (56.7)%
			Liquidation expenses	3.0% to 6.0% (5.4)%
Other real estate owned	$250	Appraisal of collateral	Appraisal adjustments	20.0% to 43.3% (32.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,809	Appraisal of collateral	Appraisal adjustments	7.1% to 97.0% (61.8)%
			Liquidation expenses	3.0% to 6.0% (4.4)%
Other real estate owned	$234	Appraisal of collateral	Appraisal adjustments	26.0% to 73.3% (38.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2019	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,962	$29,962	$29,962
Investment securities:
Available-for-sale	261,665	261,665	24,084	$237,581
Common equity securities	283	283	283
Held-to-maturity	7,969	8,151		8,151
Net loans	1,836,869	1,830,139			$1,830,139
Accrued interest receivable	7,303	7,303		7,303
Mortgage servicing rights	719	1,712		1,712
Restricted equity securities	7,833	7,833		7,833
Interest rate floor	1,025	1,025		1,025
Interest rate swaps	3,807	3,807		3,807
Total	$2,157,435	$2,151,880
Financial liabilities:
Deposits	$1,876,799	$1,862,246		$1,862,246
Short-term borrowings	82,700	82,700		82,700
Long-term debt	52,980	53,338		53,338
Accrued interest payable	1,058	1,058		1,058
Interest rate swaps	4,182	4,182		4,182
Total	$2,017,719	$2,003,524

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $415 and $755, respectively in 2019 and $403 and $743, respectively in 2018 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended June 30,	2019	2018
Components of net periodic pension cost:
Interest cost	$192	$156
Expected return on plan assets	(325)	(240)
Amortization of unrecognized net gain	68	49
Net periodic benefit cost	$(65)	$(35)

	Pension Benefits
Six Months Ended June 30,	2019	2018
Components of net periodic pension cost:
Interest cost	$320	$156
Expected return on plan assets	(542)	(240)
Amortization of unrecognized net gain	113	49
Net periodic benefit cost	$(109)	$(35)

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

As of June 30, 2019, there were 61,346 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In the first six months of 2019 and 2018, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 17,345 shares and 11,468 shares underlying such awards, respectively.

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

The Company recognized compensation expense of $240 and $157 for the three and six  months ended June 30, 2019 for awards granted under the 2017 Plan. The Company recognized compensation expense of $37 and $43 for the three and six months ended June 30, 2018 for awards granted under the 2017 Plan and $31 and $62 for awards granted under the 2008 Plan. As of June 30, 2019, the Company had $1,071 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of just under 1.7 years.

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2019, the Company had 22 interest rate swaps with an aggregate notional amount of $123,351 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of June 30, 2019		As of December 31, 2018 (1)		As of June 30, 2019		As of December 31, 2018 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,025		$553

Total derivatives designated as hedging instruments			$1,025		$553

Derivatives not designated as hedging instruments
Interest Rate Swaps	$123,351	Other Assets	$3,807	Other Assets	$108	Other Liabilities	$4,182	Other Liabilities	$138

Total derivatives not designated as hedging instruments			$3,807		$108		$4,182		$138

(1)	Assets amount does not include accrued interest receivable of $13
(2)	Liabilities amount does not include accrued interest payable of $13

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Loss as of June 30, 2019. There was no cash flow hedge as of June 30, 2018.

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		June 30, 2019		Income			June 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$427	$532	$(105)	Interest Income	$(16)	$		$(16)

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		June 30, 2019		Income			June 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$474	$827	$(353)	Interest Income	$(31)	$		$(31)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2019	2018
	Interest Income	Interest Income
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(31)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(31)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(31)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018.

		Amount of Loss	Amount of Loss	Amount of Gain	Amount of Gain
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018

Interest Rate Swaps	Other non-interest income	$(236)	$(346)	$19	$85

Fee Income	Other income / (expense)	$744	$1,136	$53	$53

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,833	$	$4,833	$		$4,833

Offsetting of Derivative Liabilities
as of June 30, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,183	$	$4,183	$		$4,183

Offsetting of Derivative Assets
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$661	$	$661	$		$661

Offsetting of Derivative Liabilities
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$138	$	$138	$		$138

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of June 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $376. As of December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $3,310 against its obligations under these agreements as of June 30, 2019, compared to having no posted collateral with a counterparty at December 31, 2018. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Borrowings

Short-term borrowings consisted of FHLB advances representing overnight borrowings at June 30, 2019 and December 31, 2018:

At and for the six months ended June 30, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
	Balance	Balance	Balance	the six monthe ended June 30,2019	June 30,2019
FHLB advances	$82,700	$105,212	$133,725	2.70%	2.46%

At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$86,500	$133,834	$189,275	2.05%	2.62%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At June 30, 2019, the maximum borrowing capacity was $706,808 of which $135,680 was outstanding in borrowings. At December 31, 2018, the maximum borrowing capacity was $700,169 of which $124,406 was outstanding in borrowings. Short-term borrowings were used to fund our loan growth during the first six months of 2019 as deposit balances were relatively unchanged from year end. Short-term borrowings were lower by $3,800 from year end 2018 in part to us locking in $16,000 of new long term borrowings at lower fixed rates under the FHLB’s ‘Community Lending Program’. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The short-term borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at June 30, 2019 and December 31, 2018 are as follows:

	Interest Rate
Due	Fixed	Adjustable	June 30, 2019	December 31, 2018
December 2019		4.09%	$3,000	3,000
December 2019		3.63	6,300	6,300
December 2019	1.62%		10,000	10,000
June 2020	1.74		5,000	5,000
June 2020	2.22		6,000
December 2020	1.84		5,000	5,000
June 2021	1.99		10,000
March 2023	4.69		7,680	8,606
			$52,980	$37,906

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Maturities of long-term debt, by contractual maturity, for the remainder of 2019 and subsequent years are as follows:

2019	$20,248
2020	17,963
2021	12,058
2022	2,156
2023	555
$52,980

None of the advances from the FHLB are convertible. At June 30, 2019, long-term debt consist of $43,680 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month LIBOR plus 1.21% to plus 1.57%. New long-term advances totaling $16,000 were entered into with the FHLB during the second quarter of 2019. The advances were qualified under the FHLB’s ‘Community Lending Program’ which offers rates lower than their stated rates when the advances are used for community development.

11. Income taxes

The effective tax rate of the Company was 11.8% and 11.2% for the three and six months ended June 30, 2019 compared to 12.0% and 11.8% for the three and six months ended June 30, 2018. The three and six months ended June 30, 2019 include before tax investment tax credits and other credits of $390 and $778 compared to before tax investment tax credits $273 and $543 for those same periods last year.

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

Cautionary Note Regarding Forward-Looking Statements:

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties. These statements are based on assumptions and may describe future plans, strategies and expectations of Peoples Financial Services Corp. and its subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. All statements in this report, other than statements of historical facts, are forward-looking statements.

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

Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are incorporated by reference into the MD&A. Certain prior period amounts may have been reclassified to conform with the current year’s presentation. Any reclassifications did not have any effect on our operating results or financial position.

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

In July 2019, the Federal Open Market Committee (“FOMC”) voted to decrease the target range for federal funds to 2.00% to 2.25% after maintaining the target range for federal funds at 2.25% to 2.50% since their last 25 basis point rate increase in December 2018. Overall inflation remains near the committee’s long-term desired 2 percent level for items other than food and energy. The consumer price index (“CPI”) registered 2.1% for the 12 months ended June 30, 2019. This is up from 2.0% for the 12 months ended March 31, 2019 and from 1.9% for the 12 months ended December 31, 2018. Gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial second quarter reading of a 2.1% annualized rate, above all forecasts for the quarter which came in at a consensus rate of 2.0% but well below the first quarter of 2019 which registered 3.2%. The latest reading of GDP has led to

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

speculation that the weakening growth in much of the world’s economy may be spilling over into the United States. Consumer activity has been strong but manufacturing has slowed and housing remains weak.

Review of Financial Position:

Total assets increased $35,273, or 3.1% annualized, to $2,324,266 at June 30, 2019, from $2,288,993 at December 31, 2018. Loans, net increased to $1,858,799 at June 30, 2019, compared to $1,823,266 at December 31, 2018, an increase of $35,533 or 3.9% annualized. The increase in loans, net during 2019 has been funded primarily by borrowings and to a lesser extent investment cash flow. Deposits increased slightly by $1,777 or 0.2% annualized during the first half of 2019. Interest-bearing deposits decreased $7,958 while noninterest-bearing deposits increased $9,735. Total stockholders’ equity increased $12,969 or 4.7%, from $278,614 at year-end 2018 to $291,583 at June 30, 2019. For the six months ended June 30, 2019, total assets averaged $2,313,053, an increase of $105,654 from $2,207,399 for the same period of 2018.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $261,665 at June 30, 2019, a decrease of $8,017, or 3.0% from $269,682 at December 31, 2018. The decrease was primarily due to the sale of $9,654 of short-term, low yielding municipal securities with the proceeds used to paydown borrowings and reinvest into higher yielding, longer term securities. An increase in the market value of the available-for-sale portfolio due to a decline in market rates partially offset the decrease.  Investment securities held-to-maturity totaled $7,969 at June 30, 2019, a decrease of $392 or 4.7% from $8,361 at December 31, 2018 due to payments received on mortgage backed securities.

For the six months ended June 30, 2019, the investment portfolio averaged $274,230, a decrease of $6,671 or 2.4% compared to $280,901 for the same period last year. The tax-equivalent yield on the investment portfolio decreased 7 basis points to 2.53% for the six months ended June 30, 2019, from 2.60% for the comparable period of 2018. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called higher yielding municipal bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $1,403, net of deferred income taxes of $373, at June 30, 2019, and net unrealized losses of $2,568, net of deferred income taxes of $683, at December 31, 2018.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth during the second quarter of 2019 slowed when compared to the first quarter increasing $9,197. Loans, net increased to $1,858,799 at June 30, 2019 from $1,823,266 at December 31, 2018, an increase of $35,533 or 3.9% annualized. The growth was primarily from commercial real estate loans and to a lesser extent from commercial and industrial loans. Partially offsetting the increases were reductions to consumer loans, primarily dealer indirect auto loans, and a slight decline to the residential real estate portfolio.  Commercial real estate loans increased $27,775 or 6.2% annualized, to $935,578 at June 30, 2019 compared to $907,803 at December 31, 2018 due to growth primarily in our expansion markets.  Commercial and industrial loans increased $19,521 or 8.0% annualized , to $513,655 at June 30, 2019 compared to $494,134 at December 31, 2018 due to growth in loans to small businesses, as we focus on developing total banking relationships with this market segment.  Our growth in commercial  and commercial real estate loans is due in part to our continued success in executing the strategic market expansion initiative in the Lehigh Valley and Greater Delaware Valley. Our newest branch in Lebanon County in Central Pennsylvania further extends this strategy.

Consumer loans decreased $10,414, or 17.3% on an annualized basis, to $111,039 at June 30, 2019 compared to $121,453 at December 31, 2018. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

auto loan origination volumes. Lower origination volumes have resulted from the Bank’s change to the structure of its loan pricing which began during 2018.

Residential real estate loans decreased $1,349, or 0.9% on an annualized basis, to $298,527 at June 30, 2019 compared to $299,876 at December 31, 2018. The residential real estate loans decrease was due to principal reductions in our home equity line of credit portfolio and a slight increase in first lien residential mortgages as a majority of new loan originations are being underwritten based on the Bank’s guidelines and being held in portfolio.  The residential mortgage portfolio increased during the first half of 2019 despite the sale of $1,038 of non-performing mortgage loans during the first quarter.

For the six months ended June 30, 2019, loans, net averaged $1,847,960, an increase of $117,291 or 6.8% compared to $1,730,669 for the same period of 2018. The tax-equivalent yield on the loan portfolio was 4.75% for the six months ended June 30, 2019, a 33 basis point increase from the comparable period last year. The increase in yield is due to higher market rates and loan yields resulting from the FOMC’s actions to increase the Federal Funds rate 100 basis points during 2018, coupled with adjustable rate loans repricing at higher rates.

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

Unused commitments at June 30, 2019, totaled $401,630, consisting of $367,230 in unfunded commitments of existing loan facilities and $34,400 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2018 totaled $379,187, consisting of $345,912 in unfunded commitments of existing loans and $33,275 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2019 and 2018, are summarized as follows:

	2019	2018
United States	3.8%	4.0%
New York (statewide)	4.1	4.5
Pennsylvania (statewide)	3.9	4.5
Broome County	4.7	5.5
Bucks County	3.4	3.9
Lackawanna County	4.3	4.7
Lebanon County	3.4	3.9
Lehigh County	4.1	4.8
Luzerne County	5.1	5.6
Monroe County	4.8	5.6
Montgomery County	3.1	3.6
Northampton County	4.0	4.6
Schuylkill County	4.8	5.4
Susquehanna County	4.2	4.4
Wayne County	4.7	5.3
Wyoming County	4.5%	4.8%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The employment conditions improved for the nation, Pennsylvania, and New York and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates have fallen to multi year lows.

Distribution of nonperforming assets

	June 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial	$4,494	$776
Real estate:
Commercial	3,044	2,328
Residential	1,460	2,574
Consumer	251	212
Total nonaccrual loans	9,249	5,890
Troubled debt restructured loans:
Commercial	1,391	1,438
Real estate:
Commercial	675	719
Residential	611	622
Total troubled debt restructured loans	2,677	2,779
Accruing loans past due 90 days or more:
Commercial	8
Real estate:
Commercial	148	73
Residential	185	850
Total accruing loans past due 90 days or more	341	923
Total nonperforming loans	12,267	9,592
Foreclosed assets	408	376
Total nonperforming assets	$12,675	$9,968
Nonperforming loans as a percentage of loans, net	0.66%	0.53%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.68%	0.55%

We experienced a decline in our asset quality during the first six months of  2019 as evidenced by an increase of $2,707 in nonperforming assets.  Nonperforming assets totaled $12,675 or 0.68% of loans, net and foreclosed assets at June 30, 2019, from $9,968 or 0.55% of loans, net and foreclosed assets at December 31, 2018. An increase in nonaccrual loans and slight increase in foreclosed assets was partially offset by a decrease in restructured loans and loans past due ninety days or more.

Loans on nonaccrual status increased $3,359 to $9,249 at June 30, 2019 from $5,890 at December 31, 2018. The majority of the increase from year end was due to an increase of $3,718 in commercial and industrial loans resulting from the placement of one large credit relationship on nonaccrual totaling $4,718 during the first quarter. At June 30, 2019, the value of the collateral is sufficient to support the debt of this credit. A decrease in nonaccrual residential real estate loans due to a sale of a pool of non-performing loans during the first quarter partially offset the increase in commercial real estate loans. Restructured loans decreased $102 to $2,677 at June 30, 2019 from $2,779 at December 31, 2018 due in part to a default and subsequent charge off of two commercial real estate loans during the second quarter partially offset by the addition of one commercial real estate loan totaling $340 during the second quarter of 2019. Foreclosed assets increased $32 to $408 at June 30, 2019 from $376 at December 31, 2018.  Other real estate owned comprised six properties at June 30, 2019 and seven properties at December 31, 2018, respectively.

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

 The allowance for loan losses increased $551 to $21,930, or 1.18% of loans, net at June 30, 2019, from $21,379, or 1.17% of loans, net at the end of 2018. For the six months ended June 30, 2019, net charge-offs were $849 or 0.09% of average loans outstanding, a $638 decrease compared to $1,487 or 0.17% of average loans outstanding in the same period of 2018. The decrease in the current period is due to the charge off of one large commercial real estate loan during the year ago period totaling $1,154.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2019, total deposits increased $1,777 or 0.2% annualized, to $1,876,799 from $1,875,022 at December 31, 2018. Interest-bearing deposits decreased $7,958 due to seasonal outflows of public deposits, while noninterest-bearing deposits increased $9,735. Interest-bearing transaction accounts, including NOW and money market accounts, experienced the majority of the municipal deposit ouflow decreasing $37,516, or 10.1% annualized, to $712,847 at June 30, 2019, from $750,363 at December 31, 2018, savings accounts increased $1,675, or 0.9% annualized to $379,832 as of June 30, 2019 from $378,157 at December 31, 2018 and time deposits less than $250 increased $8,185, or 6.6% annualized, to $258,641 at June 30, 2019, from $250,456 at December 31, 2018. Time deposits $250 or more increased $19,697, or 46.3% annualized to $105,483 at June 30, 2019 from $85,786 at year end 2018 due in part to growth in commercial and municipal accounts.

For the six months ended June 30, interest-bearing deposits averaged $1,447,773 in 2019 compared to $1,325,523 in 2018, an increase of $122,250, or 9.2%. The cost of interest-bearing deposits was 0.99% in 2019 compared to 0.58% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 1.15% in 2019 and 0.78% in 2018. The higher costs are due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 100 basis points during 2018.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB.

Overall, total borrowings at June 30, 2019, totaled $135,680 compared to $124,406 at December 31, 2018, an increase of $11,274.  The additional borrowings from yearend was used to fund loan growth, as deposit balances had a small

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

increase from year end.  Total short-term borrowings at June 30, 2019, totaled $82,700 compared to $86,500 at December 31, 2018, a decrease of $3,800. Long-term debt was $52,980 at June 30, 2019, compared to $37,906 at year end 2018. The increase to long-term borrowings was the result of terming out and fixing $16,000 of the variable rate short-term borrowings at lower rates under the FHLB’s ‘Community Lending Program’ during the second quarter of 2019.

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

As a result of economic uncertainty, a prolonged era of historically low market rates and the recent increases to short-term market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.29% at June 30, 2019. Given the latest action by the FOMC to lower the targeted federal funds rate 25 basis points, after increasing rates 100 basis points during 2018, and the potential for rates to decrease in the future. The focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit in an attempt to decrease duration. The current position at June 30, 2019, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2019, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2019 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2019. Our noncore funds at June 30, 2019, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 16.5%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 11.4%. Comparatively, our overall noncore dependence ratio at year-end 2018 was 15.0% and our net short-term noncore funding dependence ratio was 6.3%, indicating that our reliance on noncore funds has increased overall.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $2,654 during the six months ended June 30, 2019. Cash and cash equivalents decreased $2,109 for the same period last year. For the six months ended June 30, 2019, net cash inflows of $16,089 from operating activities and $7,853 from financing activities were more than offset by net cash outflows of $26,596 from investing activities. For the same period of 2018, net cash inflows of $15,048 from operating activities and $57,985 from financing activities were more than offset by net cash outflows of $75,142 from investing activities.

Operating activities provided net cash of $16,089 for the six months ended June 30, 2019, and $15,048 for the corresponding six months of 2018. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $26,596 for the six months ended June 30, 2019, compared to using net cash of $75,142 for the same period of 2018. In 2019 and 2018, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $7,853 for the six months ended June 30, 2019, and provided net cash of $57,985 for the corresponding six months of 2018. Deposit gathering is our predominant financing activity. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings fill in the gap in funding. Deposits used cash of $1,777 for the six months ended June 30, 2019. Comparatively, deposits decreased $157 for the same period of 2018. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. Short term borrowings decreased $3,800 in the six months ended June 30, 2019 compared to an increase of $63,775 for the comparable period in 2018. Long term borrowings increased $15,074, net of repayments for the six months ended June 30, 2019, compared to a decrease of $823 for the same six months in 2018. With favorable borrowing rates we locked $16,000 in longer term funding at the FHLB.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $291,583 or $39.41 per share at June 30, 2019, compared to $278,614 or $37.66 per share at December 31, 2018. Net income of $13,556 for the six months ended June 30, 2019 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $5,032, stock based compensation of $166, and other comprehensive income of $4,371 resulting from market value fluctuations in the investment portfolio and changes to the fair value of derivatives.

Dividends declared equaled $0.68 per share through the six months ended June 30, 2019 and $0.65 per share for the same period of 2018. The dividend payout ratio was 37.2% for the six months ended June 30, 2019 and 40.6% for the same period of 2018. It is the intention of our board of directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2019, the Bank’s Tier 1 capital to total average assets was 9.98% as compared to 9.78% at December 31, 2018. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.85% and the total capital to risk weighted asset ratio was 13.00% at June 30, 2019. These ratios were 11.64% and 12.80% at December 31, 2018. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.85% at June 30, 2019 compared to 11.64% at December 31, 2018. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2019.

Review of Financial Performance:

Net income for the second quarter of 2019 equaled $7,144 or $0.96 per share compared to $5,957 or $0.81 per share for the second quarter of 2018. The increase in earnings for the current period is the product of higher net interest income of $1,077 due to growth in our average earning assets of $102.3 million since the year ago period, a lower provision for loan losses of $700 and an increase in non-interest income of $489 due primarily to revenue from commercial loan interest rate swap transactions. These increases were partially offset by higher non-interest expenses of $933 related to our market expansion initiative. In the second quarter of 2018, we entered into a credit card account purchase agreement with a third party to sell our credit card portfolio. The sale resulted in a pre-tax gain of $291. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.24% for the second quarter of 2019 compared to 1.08% for the same period of 2018. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 9.98% for the second quarter of 2019 compared to 8.90% for the comparable period in 2018.

Net income through six months in 2019 equaled $13,556 or $1.83 per share compared to $11,811 or $1.60 per share for the same period of 2018. The increase in earnings in the current period is the result of higher net interest income of $2,187 due to our earning asset growth coupled with a reduction to the provision for loan losses expense of $700, partially offset by an increase in non-interest expenses of $1,342.  Our ROA and ROE were 1.18% and 9.63% through six months in 2019 compared to 1.08% and 8.90% for the same period of 2018.

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

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended June 30, tax-equivalent net interest income increased $1,105 to $19,162 in 2019 from $18,057 in 2018. The net interest spread decreased to 3.32% for the three months ended June 30, 2019 from 3.39% for the three months ended June 30, 2018 as the average rate paid on interest bearing liabilities increased 36 basis points while the earning asset yield increased 29 basis points. The tax-equivalent net interest margin increased to 3.62% for the second quarter of 2019 from 3.58% for the comparable period of 2018. The tax-equivalent net interest margin for the fourth quarter of 2018 was 3.63%.

For the three months ended June 30, tax-equivalent interest income on earning assets increased $2,594, to $23,766 in 2019 as compared to $21,172 in 2018. The overall yield on earning assets, on a fully tax-equivalent basis, increased 29 basis points for the three months ended June 30, 2019 to 4.49% as compared to 4.20% for the three months ended June 30, 2018. The increase in the yield on earning assets resulted from a 32 basis point increase in loan yields, 4.78% for the second quarter of 2019 compared to 4.46% for the same period last year. Loan yields increased due to higher rates on new loan originations, coupled with adjustable rate loans repricing into a higher rate environment due to the Federal Open Market Committee (“FOMC”) actions to increase the effective federal funds rate 100 basis points in 2018. The overall yield earned on investments decreased 9 basis points in the second quarter of 2019 to 2.51% from 2.60% for the second quarter of 2018 as investment cashflow from high yielding matured and pre-refunded municipal bonds are being deployed into lower yielding bonds.  Average investment balances were $10,406 lower when comparing the current and year ago quarter.

Total interest expense increased $1,489, to $4,604 for the three months ended June 30, 2019 from $3,115 for the three months ended June 30, 2018. An increase in the average balance of interest bearing liabilities of $40,637 combined with a 36 basis point increase in the cost of funds comparing the three months ended June 30, 2019 and 2018 caused the increase. Average short-term borrowings decreased $74,804 to $88,792 for the quarter ended June 30, 2019 compared to $163,596 for the corresponding year ago period as growth in deposits resulted in a reduction to short-term borrowings. The increase in interest expense for the three months ended June 30, 2019 was primarily due to higher deposit and borrowing costs which were impacted directly by the actions of the FOMC to increase the targeted federal funds rate 100 basis points during 2018, ending at a range of 2.25% to 2.50%.

For the six months ended June 30, tax-equivalent net interest income increased $2,239 to $37,900 in 2019 from $35,661 in 2018. The net interest spread decreased to 3.31% for the six months ended June 30, 2019 from 3.39% for the six months ended June 30, 2018. The tax-equivalent net interest margin for the six months ended June 30 was 3.60% in 2019 compared to 3.57% in 2018.

For the six months ended June 30, 2019, tax-equivalent interest income increased $5,425, to $47,008 compared to $41,583 for the six months ended June 30, 2018. A volume variance in interest income of $2,468 attributable to an increase in the average balance of earning assets coupled with a $2,957 favorable rate variance due to an increase in the yield on loans for the six months ended June 30, 2019 from the same period in 2018 caused the increase. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the six months ended June 30, 2019 to 4.46% as compared to 4.17% for the six months ended June 30, 2018.

Total interest expense increased $3,186 to $9,108 for the six months ended June 30, 2019 from $5,922 for the six months ended June 30, 2018. The average balance of interest bearing liabilities increased to $1,592,872 for the six months ended June 30, 2019, as compared to $1,538,115 for the six months ended June 30, 2018. A volume variance in time deposits of $100 or more, money market accounts and NOW accounts caused interest expense to increase $898. Adding to the volume variance, a rate variance of $2,320 in time deposits of $100 or more, money market accounts and NOW accounts resulted in the increased interest expense through six months in 2019. All other deposit categories experienced a mix of rate and volume variances that only slightly offset these increases. The cost of funds increased to 1.15% for the six months ended June 30, 2019 as compared to 0.78% for the same period in 2018, the result of higher short-term market rates resulting from the FOMC’s actions of raising the targeted federal funds rate and increased market demand for premium deposit rates.

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

	Three months ended
	June 30, 2019			June 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,707,730	$20,641	4.85%	$1,616,729	$18,239	4.52%
Tax-exempt	142,310	1,404	3.96	122,876	1,103	3.60
Total loans	1,850,040	22,045	4.78	1,739,605	19,342	4.46
Investments:
Taxable	189,265	1,045	2.21	178,957	991	2.22
Tax-exempt	82,565	659	3.20	103,279	837	3.25
Total investments	271,830	1,704	2.51	282,236	1,828	2.60
Interest-bearing deposits	2,554	17	2.67	342	2	2.35
Federal funds sold
Total earning assets	2,124,424	23,766	4.49%	2,022,183	21,172	4.20%
Less: allowance for loan losses	22,341			20,094
Other assets	212,924			216,013
Total assets	$2,315,007	$23,766		$2,218,102	$21,172
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$325,555	$1,058	1.30%	$290,194	$557	0.77%
NOW accounts	383,276	702	0.73	367,456	475	0.52
Savings accounts	385,995	124	0.13	395,750	123	0.12
Time deposits less than $100	137,613	498	1.45	146,940	426	1.16
Time deposits $100 or more	217,226	1,331	2.46	126,696	378	1.20
Short-term borrowings	88,792	595	2.69	163,596	841	2.06
Long-term debt	41,948	296	2.83	49,136	315	2.57
Total interest-bearing liabilities	1,580,405	4,604	1.17	1,539,768	3,115	0.81
Noninterest-bearing deposits	426,791			394,461
Other liabilities	20,773			15,376
Stockholders’ equity	287,038			268,497
Total liabilities and stockholders’ equity	$2,315,007	4,604		$2,218,102	3,115
Net interest income/spread		$19,162	3.32%		$18,057	3.39%
Net interest margin			3.62%			3.58%
Tax-equivalent adjustments:
Loans		$295			$232
Investments		139			176
Total adjustments		$434			$408

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2019			June 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,704,750	$40,744	4.82%	$1,606,666	$35,748	4.49%
Tax-exempt	143,210	2,795	3.94	124,003	2,204	3.58
Total loans	1,847,960	43,539	4.75	1,730,669	37,952	4.42
Investments:
Taxable	187,490	2,076	2.23	175,316	1,903	2.19
Tax-exempt	86,740	1,370	3.19	105,585	1,724	3.29
Total investments	274,230	3,446	2.53	280,901	3,627	2.60
Interest-bearing deposits	1,796	23	2.58	506	4	1.59
Federal funds sold
Total earning assets	2,123,986	47,008	4.46%	2,012,076	41,583	4.17%
Less: allowance for loan losses	22,005			19,659
Other assets	211,072			214,982
Total assets	$2,313,053	$47,008		$2,207,399	$41,583
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$328,382	$2,089	1.28%	$287,156	$1,026	0.72%
NOW accounts	387,135	1,409	0.73	368,590	944	0.52
Savings accounts	384,341	243	0.13	393,471	244	0.13
Time deposits less than $100	136,820	963	1.42	149,831	849	1.14
Time deposits $100 or more	211,095	2,420	2.31	126,475	730	1.16
Short-term borrowings	105,282	1,408	2.70	163,282	1,508	1.86
Long-term debt	39,817	576	2.92	49,310	621	2.54
Total interest-bearing liabilities	1,592,872	9,108	1.15	1,538,115	5,922	0.78
Noninterest-bearing deposits	416,817			385,840
Other liabilities	19,383			15,712
Stockholders’ equity	283,981			267,732
Total liabilities and stockholders’ equity	$2,313,053	9,108		$2,207,399	5,922
Net interest income/spread		$37,900	3.31%		$35,661	3.39%
Net interest margin			3.60%			3.57%
Tax-equivalent adjustments:
Loans		$587			$463
Investments		288			362
Total adjustments		$875			$825

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2019.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The provision for loan losses totaled $1,400 for the six months ended June 30, 2019 and $2,100 for the six months ended June 30, 2018. For the three months ended June 30, the provision for loan losses was $350 in 2019 and $1,050 in 2018. The decrease in the current period is due to smaller loan growth and stable credit quality.

Noninterest Income:

Noninterest income for the second quarter increased $489 or 13.3% to $4,152 in 2019 from $3,663 in 2018. The increase is due primarily to an increase in service charges, fees, and commissions of $605 or 32.1% due to an increase in commercial loan interest rate swap transaction revenue of $437 and a recovery of $216 on a purchased impaired commercial credit, the balance of which had previously been charged-off to a specific credit mark set-up at time of acquisition under purchase accounting. Merchant revenue increased $148 from the previous period due to higher incentive fees. In the second quarter of 2018, we completed the sale of our credit card portfolio and recognized a gain of $291. There is no comparable gain in the corresponding period of 2019.

For the six months ended June 30, 2019, noninterest income totaled $7,568, an increase of $333 or 4.6% from $7,235 for the comparable period of 2018.  Fee income generated by commercial loan interest rate swap transactions increased $651 in the current period due to higher volume. Included in service charges, fees and commissions in the current period is a recovery of $216 on a purchased impaired commercial credit, the balance of which had previously been charged-off to a specific credit mark set-up at time of acquisition under purchase accounting. In the year ago period, service charges, fees and commissions included an accrual for death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $365, with no comparable amount in the current period.  Additionally in the year ago period, we recognized a gain on the sale of our credit card portfolio of $291.  Merchant services income increased $96 to $655 for the six months ended June 30, 2019 from $559 for the same period last year due in part to higher incentive fees.  Income generated from commissions and fees on fiduciary activities increased slightly to $999 for the six months ended June 30, 2019 compared to $982 for the same period in 2018 due to higher market valuations. Income generated from our wealth management division increased slightly through the first six months of 2019, while mortgage banking income decreased modestly to $285 for the first six months of 2019 compared to $309 for the comparable period in 2018.

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

For the second quarter, noninterest expense increased $933 or 6.9% to $14,429 in 2019 from $13,496 in 2018. For the six months ended June 30, noninterest expense increased $1,342 or 5.0% to $27,919 in 2019 from $26,577 in 2018. Personnel costs increased 8.8%, net occupancy and equipment costs increased 4.7%, and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses increased 6.2% comparing the three months ended June 30, 2019 and 2018.  During the six months ended June 30, 2019, higher personnel costs of $1,287 or 9.0% was the primary reason for the increase in total non-interest expense.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $8,037 for the second quarter of 2019, an increase of $647 or 8.8% when compared to the second quarter of 2018. Salaries and employee benefits expense totaled $15,632 for the six months ending June 30, 2019, an increase of $1,287 or 9.0% when compared to $14,345 for the same period of 2018. Annual merit increases and additional resources related to our continued strategic market expansion initiative contributed to the increase. Additional staffing in the form of commercial

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

lenders and credit professionals have been put in place to support our expansion and to continue our momentum in the Lehigh Valley and King of Prussia markets. Additionally, during the second quarter of 2019 we opened our newest branch office located on Norman Drive in Lebanon, Pennsylvania.

We experienced a $129 or 4.7% increase in net occupancy and equipment expense comparing the second quarter of 2019 at $2,849 and 2018 at $2,720. The six months ended June 30, 2019 resulted in a $276 or 5.0% increase to $5,810 in net occupancy and equipment expense compared to $5,534 for the same period in 2018. Additional depreciation expense related to the transformation of two of our legacy branch offices, investment in our global information technology systems, and investment into our newest markets was the primary reason for the increase. In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the second quarter, all other expense categories increased $157 or 4.6% to $3,543 from $3,386 comparing 2019 to 2018.  Legal and professional expenses increased $79 due to costs related to loan workouts.  Loan processing fees related to new loan originations increased $75, and $55 of other assets were written-off during the current quarter. For the six months ended June 30, all other expense categories decreased $221 or 3.3% to $6,477 in 2019 compared to $6,698 in 2018. Amortization expense related to intangible assets declined $76; FDIC assessments decreased $36, or 6.2% when comparing the first half of 2019 to the same period in 2018,. Professional fees and outside services were lower due to insurance proceeds in the amount of $181 received as settlement to legal costs previously incurred. Donations increased $35, or 5.3% in the first half of 2019 when compared to the same period in 2018 as support for civic organizations and charitable entities grows as we enter new markets.

Income Taxes:

We recorded income tax expense of $957 or 11.8% of pre-tax income, and $1,718 or 11.2% of pre-tax income for the three and six months ended June 30, 2019, respectively. In the year ago period, we recorded income tax expense of $811 or 12.0% of pre-tax income, and $1,585 or 11.8% of pre-tax income for those same periods. The three and six months ended June 30, 2019 include before tax investment tax credits and other credits totaling $390 and $778 compared to before tax investment tax credits $273 and $543 for those same periods last year.

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

Interest rate risk is the risk of loss to future earnings due to changes in interest rates.  The Asset Liability Committee (“ALCO”) is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk.  Generally quarterly, the ALCO reports on the status of liquidity and interest rate risk matters to the Company’s board of directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, risk and profitability goals and are within policy limits.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2019 and December 31, 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario,

Peoples Financial Services Corp.

the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2019, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2019
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(1.1)	(20.0)	3.0	(40.0)
+300	(0.6)	(20.0)	3.2	(30.0)
+200	(0.3)	(10.0)	3.0	(20.0)
+100	0.0	(10.0)	2.6	(10.0)
Static
(100)	(1.7)	(10.0)	(7.7)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2020, would be relatively unchanged from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2018.

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

At June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

Peoples Financial Services Corp.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2019 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2019, our board of directors reauthorized a common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2019.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
April 30, 2019		$		225,000
May 31, 2019	1,559	$43.62		223,441
June 30, 2019	2,271	$42.93		221,170

Item 3. Defaults upon Senior Securities.

None.

Peoples Financial Services Corp.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	52

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	53

32	CEO and CFO Certifications Pursuant to Section 1350.	54

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 7, 2019	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)