Form 10-Q
period 2019-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2019-11-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,388,480 at October 31, 2019.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2019

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks:
Cash and due from banks	$35,908	$32,569
Interest-bearing deposits in other banks	5,275	47
Total cash and due from banks	41,183	32,616
Federal funds sold	10,100
Investment securities:
Available-for-sale	268,823	269,682
Equity investments carried at fair value	297	291
Held-to-maturity: Fair value September 30, 2019, $8,016; December 31, 2018, $8,380	7,808	8,361
Total investment securities	276,928	278,334
Loans, net	1,881,090	1,823,266
Less: allowance for loan losses	22,392	21,379
Net loans	1,858,698	1,801,887
Loans held for sale	1,390	749
Premises and equipment, net	47,437	38,889
Accrued interest receivable	6,655	7,115
Goodwill	63,370	63,370
Intangible assets, net	1,738	2,296
Other assets	65,200	63,737
Total assets	$2,372,699	$2,288,993

Liabilities:
Deposits:
Noninterest-bearing	$440,582	$410,260
Interest-bearing	1,560,703	1,464,762
Total deposits	2,001,285	1,875,022
Short-term borrowings		86,500
Long-term debt	52,509	37,906
Accrued interest payable	1,461	1,195
Other liabilities	21,277	9,756
Total liabilities	2,076,532	2,010,379

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,388,760 shares at September 30, 2019 and 7,399,054 shares at December 31, 2018	14,778	14,798
Capital surplus	135,106	135,310
Retained earnings	149,740	136,582
Accumulated other comprehensive loss	(3,457)	(8,076)
Total stockholders’ equity	296,167	278,614
Total liabilities and stockholders’ equity	$2,372,699	$2,288,993

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2019	2018	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$20,940	$18,798	$61,684	$54,546
Tax-exempt	1,066	919	3,274	2,660
Interest and dividends on investment securities:
Taxable	1,092	998	3,127	2,790
Tax-exempt	411	639	1,493	2,001
Dividends	19	16	60	51
Interest on interest-bearing deposits in other banks	27	49	50	131
Interest on federal funds sold	77		77
Total interest income	23,632	21,419	69,765	62,179

Interest expense:
Interest on deposits	3,966	2,342	11,090	6,135
Interest on short-term borrowings	83	809	1,491	2,317
Interest on long-term debt	347	315	923	936
Total interest expense	4,396	3,466	13,504	9,388
Net interest income	19,236	17,953	56,261	52,791
Provision for loan losses	700	1,050	2,100	3,150
Net interest income after provision for loan losses	18,536	16,903	54,161	49,641

Noninterest income:
Service charges, fees and commissions	2,161	1,883	6,650	5,856
Merchant services income	182	128	837	687
Commission and fees on fiduciary activities	569	570	1,568	1,552
Wealth management income	395	305	1,142	1,048
Mortgage banking income	172	163	457	472
Life insurance investment income	189	190	567	568
Net gains on equity investment securities	14	14	6	14
Net gains on sale of investment securities available-for-sale			23
Net gain on sale of credit card loans				291
Total noninterest income	3,682	3,253	11,250	10,488

Salaries and employee benefits expense	8,056	6,946	23,688	21,291
Net occupancy and equipment expense	2,997	2,681	8,807	8,215
Amortization of intangible assets	183	220	557	670
Professional fees and outside services	487	431	1,343	1,500
FDIC insurance and assessments	68	247	615	830
Donations	386	355	1,077	1,011
Other expenses	1,902	1,657	5,911	5,597
Total noninterest expense	14,079	12,537	41,998	39,114
Income before income taxes	8,139	7,619	23,413	21,015
Income tax expense	991	902	2,709	2,487
Net income	7,148	6,717	20,704	18,528

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	161	(1,179)	5,211	(4,394)
Reclassification adjustment for net gain on sales included in net income			(23)
Change in derivative fair value	153		659
Other comprehensive gain (loss)	314	(1,179)	5,847	(4,394)
Income tax expense (benefit)	66	(248)	1,228	(925)
Other comprehensive income (loss), net of income taxes	248	(931)	4,619	(3,469)
Comprehensive income	$7,396	$5,786	$25,323	$15,059

Per share data:
Net income:
Basic	$0.97	$0.91	$2.80	$2.50
Diluted	$0.97	$0.91	$2.80	$2.50
Average common shares outstanding:
Basic	7,394,992	7,399,054	7,397,768	7,397,373
Diluted	7,394,992	7,399,054	7,397,768	7,397,373
Dividends declared	$0.34	$0.33	1.02	0.98

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$278,614
Net income			6,412		6,412
Other comprehensive income, net of income taxes				1,976	1,976
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		83			83
Balance, March 31, 2019	14,798	135,393	140,478	(6,100)	284,569

Net income			7,144		7,144
Other comprehensive income, net of income taxes				2,395	2,395
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		157			157
Share retirement: 3,830 shares	(8)	(158)			(166)
Common stock grants awarded, net of unearned compensation of $164: 3,854 shares	8	(8)
Balance, June 30, 2019	14,798	135,384	145,106	(3,705)	291,583

Net income			7,148		7,148
Other comprehensive income, net of income taxes				248	248
Dividends declared: $0.34 per share			(2,514)		(2,514)
Stock based compensation		157			157
Share retirement: 10,318 shares	(20)	(435)			(455)
Balance, September 30, 2019	$14,778	$135,106	$149,740	$(3,457)	$296,167

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Net income			5,854		5,854
Other comprehensive loss, net of income taxes				(1,875)	(1,875)
Dividends declared: $0.32 per share			(2,368)		(2,368)
Reclassification related to adoption of ASU 2016-01			2	(2)
Stock based compensation		37			37
Balance, March 31, 2018	14,793	135,080	124,841	(8,090)	266,624

Net income			5,957		5,957
Other comprehensive loss, net of income taxes				(663)	(663)
Dividends declared: $0.33 per share			(2,442)		(2,442)
Stock based compensation		68			68
Common stock grants awarded, net of unearned compensation of $113: 2,548 shares	5	(5)
Balance, June 30, 2018	14,798	135,143	128,356	(8,753)	269,544

Net income			6,717		6,717
Other comprehensive loss, net of income taxes				(931)	(931)
Dividends declared: $0.33 per share			(2,442)		(2,442)
Stock based compensation		83			83
Balance, September 30, 2018	$14,798	$135,226	$132,631	$(9,684)	$272,971

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2019	2018
Cash flows from operating activities:
Net income	$20,704	$18,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,881	1,728
Amortization of right-of-use lease asset	293
Amortization of deferred loan costs	(159)	729
Amortization of intangibles	557	670
Amortization of low income housing partnerships	357	349
Provision for loan losses	2,100	3,150
Net unrealized gain on equity investment securities	(6)
Net loss (gain) on sale of other real estate owned	20	(17)
Loans originated for sale	(11,945)	(9,931)
Proceeds from sale of loans originated for sale	11,374	10,013
Net gain on sale of loans originated for sale	(70)	(74)
Net amortization of investment securities	1,279	1,718
Net gain on sale of investment securities available-for-sale	(23)
Net gain on sale of credit card loans held for sale		(291)
Life insurance investment income	(567)	(568)
Stock based compensation	397	188
Net change in:
Accrued interest receivable	460	371
Other assets	(4,633)	516
Accrued interest payable	266	248
Other liabilities	4,998	(2,967)
Net cash provided by operating activities	27,283	24,360
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	9,677
Proceeds from repayments of investment securities:
Available-for-sale	45,790	24,087
Held-to-maturity	547	710
Purchases of investment securities:
Available-for-sale	(50,670)	(32,723)
Net redemption of restricted equity securities	2,992	735
Proceeds from sale of student loan portfolio		5,103
Proceeds from sale of credit card loan portfolio		2,407
Net increase in lending activities	(58,987)	(96,916)
Purchases of premises and equipment	(4,296)	(1,979)
Proceeds from the sale of premises and equipment	21	341
Proceeds from investment in life insurance		304
Proceeds from sale of other real estate owned	111	582
Net cash used in investing activities	(54,815)	(97,349)
Cash flows from financing activities:
Net increase in deposits	126,263	108,846
Proceeds from long-term debt	16,000
Repayment of long-term debt	(1,397)	(1,273)
Net decrease in short-term borrowings	(86,500)	(24,225)
Retirement of common stock	(621)
Cash dividends paid	(7,546)	(7,252)
Net cash provided by financing activities	46,199	76,096
Net increase in cash and cash equivalents	18,667	3,107
Cash and cash equivalents at beginning of period	32,616	37,488
Cash and cash equivalents at end of period	$51,283	$40,595

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2019	2018
Supplemental disclosures:
Cash paid during the period for:
Interest	$8,842	$9,140
Income taxes	3,300	2,550
Noncash items:
Transfers of loans to other real estate	$253	$623
Initial recognition of right-of-use assets	6,523
Initial recognition of lease liability	6,523

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the nine months ended and as of September 30, 2019, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Recent accounting standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”.  From the lessees’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The ROU asset and lease liability are calculated based on the present value of future lease payments using an estimated incremental borrowing rate.  The Company utilized the incremental borrowing rate of interest on a collateralized basis for the lease term as quoted by the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments were adopted on January 1, 2019 and did not have a material impact on the Company’s consolidated financial statements.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

•

In October 2019, the FASB voted to defer the adoption date for smaller reporting companies from 2020 to 2023. The Company currently qualifies as a smaller reporting company and therefore guidance is effective for the Company in 2023. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements”. In accordance with the Concepts Statement, this ASU removes, modifies and adds select disclosure requirements under Topic 820 after consideration of costs and benefits. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public entities, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 (effective January 1, 2020 for the Company). Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$1,937	$(3,251)
Income tax	407	(683)
Net of income taxes	1,530	(2,568)
Benefit plan adjustments	(7,218)	(7,218)
Income tax	(1,516)	(1,516)
Net of income taxes	(5,702)	(5,702)
Derivative adjustments	905	246
Income tax	190	52
Net of income taxes	715	194
Accumulated other comprehensive loss	$(3,457)	$(8,076)

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

There were no shares considered anti-dilutive for the three and nine month periods ended September 30, 2019 and 2018.

	2019		2018
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net Income	$7,148	$7,148	$6,717	$6,717
Average common shares outstanding	7,394,992	7,394,992	7,399,054	7,399,054
Earnings per share	$0.97	$0.97	$0.91	$0.91

	2019		2018
For the Nine Months Ended September 30	Basic	Diluted	Basic	Diluted
Net income	$20,704	$20,704	$18,528	$18,528
Average common shares outstanding	7,397,768	7,397,768	7,397,373	7,397,373
Earnings per share	$2.80	$2.80	$2.50	$2.50

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,963	$120	$17	$24,066
U.S. Government-sponsored enterprises	92,223	107	340	91,990
State and municipals:
Taxable	21,392	346	238	21,500
Tax-exempt	60,794	920	31	61,683
Residential Mortgage-backed securities:
U.S. Government agencies	9,536	95	18	9,613
U.S. Government-sponsored enterprises	45,284	820	63	46,041
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	13,694	236		13,930
Total	$266,886	$2,644	$707	$268,823
Held-to-maturity:
Tax-exempt state and municipals	$6,853	$182		$7,035
Residential Mortgage-backed securities:
U.S. Government agencies	33			33
U.S. Government-sponsored enterprises	922	27	$1	948
Total	$7,808	$209	$1	$8,016

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,948	9	$365	$25,592
U.S. Government-sponsored enterprises	94,999	$2	2,183	92,818
State and municipals:
Taxable	13,544	309		13,853
Tax-exempt	86,361	338	745	85,954
Residential Mortgage-backed securities:
U.S. Government agencies	12,663	50	84	12,629
U.S. Government-sponsored enterprises	33,149	49	401	32,797
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises	6,269		230	6,039
Total	$272,933	$757	$4,008	$269,682
Held-to-maturity:
Tax-exempt state and municipals	$6,855	$12	$43	$6,824
Residential Mortgage-backed securities:
U.S. Government agencies	42			42
U.S. Government-sponsored enterprises	1,464	55	5	1,514
Total	$8,361	$67	$48	$8,380

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At September 30, 2019 and December 31, 2018, we had $297 and $291 respectively, in equity securities recorded at fair value. At September 30, 2019, the fair value of our equity portfolio exceeded the cost basis by $20. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2019 (in thousands):

Three Months Ended September 30,	2019	2018
Net gains recognized during the period on equity securities	$14	$14
Less: Net gains recognized during the period on equity securities sold during the period
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$14	$14

For the Nine Months Ended September 30,	2019	2018
Net gains recognized during the period on equity securities	$6	$14
Less: Net gains recognized during the period on equity securities sold during the period
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$6	$14

Restricted Investment In Stock

Restricted investment in stock includes FHLB with a carrying cost of $4,428 and $7,420 at September 30, 2019 and December 31, 2018, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42, and VISA Class B stock with a carrying cost of $0 at September 30, 2019 and December 31, 2018, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.  The decrease in FHLB stock from December 31, 2018 is due to lower borrowings.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of September 30, 2019), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of September 30, 2019, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2019, is summarized as follows:

Fair
September 30, 2019	Value
Within one year	$33,989
After one but within five years	121,112
After five but within ten years	11,846
After ten years	28,871
195,818
Mortgage-backed and other amortizing securities	73,005
Total	$268,823

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2019, is summarized as follows:

	Amortized	Fair
September 30, 2019	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,853	$7,035
	6,853	7,035
Mortgage-backed securities	955	981
Total	$7,808	$8,016

Securities with a carrying value of $142,963 and $161,647 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2019 and December 31, 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. Government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$4,524	$2	$5,482	$15	$10,006	$17
U.S. Government-sponsored enterprises	29,242	129	38,468	211	67,710	340
State and municipals:
Taxable	8,970	238			8,970	238
Tax-exempt	6,139	29	1,101	2	7,240	31
Residential Mortgage-backed securities:
U.S. Government agencies	423	1	4,346	17	4,769	18
U.S. Government-sponsored enterprises	3,997	12	5,502	52	9,499	64
Total	$53,295	$411	$54,899	$297	$108,194	$708

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,995	$2	$19,671	$363	$21,666	$365
U.S. Government-sponsored enterprises	2,037	1	89,729	2,182	91,766	2,183
State and municipals:
Tax-exempt	9,022	74	52,352	714	61,374	788
Residential Mortgage-backed securities:
U.S. Government agencies			7,800	84	7,800	84
U.S. Government-sponsored enterprises	12,851	55	13,881	351	26,732	406
Commercial Mortgage-backed securities:
U.S. Government-sponsored enterprises			6,039	230	6,039	230
Total	$25,905	$132	$189,472	$3,924	$215,377	$4,056

The Company had 72 investment securities, consisting of 10 tax-exempt and 9 taxable state and municipal obligations, 4 U.S. Treasury securities, 25 U.S. Government-sponsored enterprise securities, and 24 mortgage-backed securities that were in unrealized loss positions at September 30, 2019. Of these securities, 2 U.S. Treasury securities, 17 U.S. Government-sponsored enterprise securities, 2 tax-exempt state and municipal obligations, and 20 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2019. There was no OTTI recognized for the three or nine months ended September 30, 2019 and 2018.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2019 and December 31, 2018 are summarized as follows. Net deferred loan costs were $903 and $744 at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Commercial	$497,985	$494,134
Real estate:
Commercial	976,258	907,803
Residential	299,209	299,876
Consumer	107,638	121,453
Total	$1,881,090	$1,823,266

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

		Real estate
September 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2019	$6,142	$11,042	$3,615	$1,131	$21,930
Charge-offs	(26)	(34)	(104)	(144)	(308)
Recoveries	12		11	47	70
Provisions	(205)	762	34	109	700
Ending balance	$5,923	$11,770	$3,556	$1,143	$22,392

		Real estate
September 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2018	$5,191	$10,058	$3,156	$1,168	$19,573
Charge-offs	(148)	(63)		(117)	(328)
Recoveries	12	26	13	67	118
Provisions	414	421	153	62	1,050
Ending balance	$5,469	$10,442	$3,322	$1,180	$20,413

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Real estate
September 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$5,516	$10,736	$3,892	1,235	21,379
Charge-offs	(113)	(383)	(406)	(356)	(1,258)
Recoveries	22		27	122	171
Provisions	498	1,417	43	142	2,100
Ending balance	$5,923	$11,770	$3,556	$1,143	$22,392

		Real estate
September 30, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2018	$5,513	$8,944	$3,111	$1,392	$18,960
Charge-offs	(150)	(1,232)	(381)	(389)	(2,152)
Recoveries	128	83	80	164	455
Provisions	(22)	2,647	512	13	3,150
Ending balance	$5,469	$10,442	$3,322	$1,180	$20,413

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2019 and December 31, 2018 is summarized as follows:

		Real estate
September 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$5,923	$11,770	$3,556	$1,143	$22,392
Ending balance: individually evaluated for impairment	394	225	196		815
Ending balance: collectively evaluated for impairment	$5,529	$11,545	$3,360	$1,143	$21,577
Loans receivable:
Ending balance	$497,985	$976,258	$299,209	$107,638	$1,881,090
Ending balance: individually evaluated for impairment	4,772	3,603	2,450	262	11,087
Ending balance: collectively evaluated for impairment	$493,213	$972,655	$296,759	$107,376	$1,870,003

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2019 and December 31, 2018:

		Special
September 30, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$488,395	$1,971	$7,619	$	$497,985
Real estate:
Commercial	948,854	2,644	24,760		976,258
Residential	296,565		2,644		299,209
Consumer	107,354		284		107,638
Total	$1,841,168	$4,615	$35,307	$	$1,881,090

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$491,531	$869	$1,734	$	$494,134
Real estate:
Commercial	886,849	8,934	12,020		907,803
Residential	295,758	357	3,761		299,876
Consumer	121,229		224		121,453
Total	$1,795,367	$10,160	$17,739	$	$1,823,266

The increase in substandard loans from December 31, 2018 to September 30, 2019 is primarily associated with the reclassification of several larger commercial credits to this category. The largest relationship totals $10.4 million and consists of commercial real estate and equipment financing for a borrowing group that has encountered some financial difficulties. The second largest reclassification consists of a $5.3 million commercial real estate construction loan that experienced significant construction delays. The construction is complete and the certificate of occupancy has been issued for the property. The Bank considers both of these credit relationships to be well secured and both relationships were current as of September 30, 2019.

Information concerning nonaccrual loans by major loan classification at September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Commercial	$3,343	$776
Real estate:
Commercial	3,246	2,663
Residential	1,548	2,580
Consumer	262	212
Total	$8,399	$6,231

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2019	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$9	$25	$3,396	$3,430	$494,555	$497,985	$53
Real estate:
Commercial	776	159	3,300	4,235	972,023	976,258	54
Residential	656	996	1,827	3,479	295,730	299,209	279
Consumer	435	146	262	843	106,795	107,638
Total	$1,876	$1,326	$8,785	$11,987	$1,869,103	$1,881,090	$386

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

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2019 and September 30, 2018, and as of and for the year ended December 31, 2018 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2019	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$3,766	$4,272		$4,131	$18	$3,974	$52
Real estate:
Commercial	2,981	3,219		2,969	8	2,501	31
Residential	1,644	1,974		1,132	6	1,273	17
Consumer	262	275		257		226
Total	8,653	9,740		8,489	32	7,974	100
With an allowance recorded:
Commercial	1,006	1,008	394	1,213	9	1,010	21
Real estate:
Commercial	622	1,103	225	766		1,030	10
Residential	806	813	196	1,234	8	1,651	26
Consumer						20
Total	2,434	2,924	815	3,213	17	3,711	57
Total impaired loans
Commercial	4,772	5,280	394	5,344	27	4,984	73
Real estate:
Commercial	3,603	4,322	225	3,735	8	3,531	41
Residential	2,450	2,787	196	2,366	14	2,924	43
Consumer	262	275		257		246
Total	$11,087	$12,664	$815	$11,702	$49	$11,685	$157

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,562	$1,900		$1,318	$67
Real estate:
Commercial	1,969	2,299		2,822	28
Residential	1,970	2,658		2,193	22
Consumer	152	160		135
Total	5,653	7,017		6,468	117
With an allowance recorded:
Commercial	675	675	50	1,006	30
Real estate:
Commercial	1,152	1,323	403	1,676	18
Residential	2,101	2,328	666	1,585	22
Consumer	60	60	60	21
Total	3,988	4,386	1,179	4,288	70
Total impaired loans
Commercial	2,237	2,575	50	2,324	97
Real estate:
Commercial	3,121	3,622	403	4,498	46
Residential	4,071	4,986	666	3,778	44
Consumer	212	220	60	156
Total	$9,641	$11,403	$1,179	$10,756	$187

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2018	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,356	$1,538		$1,269	$17	$1,257	$50
Real estate:
Commercial	3,414	3,666		3,143	5	3,036	20
Residential	2,366	3,003		2,256	7	2,249	15
Consumer	142	149		101		131
Total	7,278	8,356		6,769	29	6,673	85
With an allowance recorded:
Commercial	939	1,086	$93	1,020	7	1,089	23
Real estate:
Commercial	1,669	1,774	462	1,712	8	1,807	18
Residential	1,312	1,508	362	1,369	5	1,456	13
Consumer	14	14	14	9		11
Total	3,934	4,382	931	4,110	20	4,363	54
Total impaired loans
Commercial	2,295	2,624	93	2,289	24	2,346	73
Real estate:
Commercial	5,083	5,440	462	4,855	13	4,843	38
Residential	3,678	4,511	362	3,625	12	3,705	28
Consumer	156	163	14	110		142
Total	$11,212	$12,738	$931	$10,879	$49	$11,036	$139

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,262 at September 30, 2019, $2,779 at December 31, 2018 and $3,230 at September 30, 2018.

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

There were no loans modified as troubled debt restructurings during the three or nine months ended September 30, 2019.  For the three months ended September 30, 2018, there were no loans modified as troubled debt restructurings.  There was one commercial real estate loan modified as a troubled debt restructuring during the nine months ended September 30, 2018 in the amount of $340.  During the three months ended September 30, 2019, there were no payment defaults on troubled debt restructings and one commercial real estate loan paid-off totaling $332.  During the nine months ended September 30, 2019, there were payment defaults on two restructured commercial real estate loans with balances totaling $335 which were subsequently charged-off. During the three months ended September 30, 2018, there was one payment default on a restructured residential real estate loan with an outstanding balance of $6. During the nine months ended September 30, 2018, there were two payment defaults on  restructured residential real estate loans with a total outstanding balance of $64.

6. Other assets:

The components of other assets at September 30, 2019, and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Other real estate owned	$485	$376
Investment in low income housing partnership	7,020	7,377
Mortgage servicing rights	730	718
Bank owned life insurance	34,853	34,288
Restricted equity securities	4,470	7,462
Net deferred tax asset	3,853	5,081
Interest rate floor	1,170	553
Interest rate swaps	6,065	108
Other assets	6,554	7,774
Total	$65,200	$63,737

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

During the periods ended September 30, 2019 and December 31, 2018 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,066	$24,066		$
U.S. Government-sponsored enterprises	91,990		$91,990
State and Municipals:
Taxable	21,500		21,500
Tax-exempt	61,683		61,683
Mortgage-backed securities:
U.S. Government agencies	9,613		9,613
U.S. Government-sponsored enterprises	59,971		59,971
Common equity securities	297	297
Interest rate floor-other assets	1,170		1,170
Interest rate swap-other assets	6,065		6,065
Interest rate swap-other liabilities	(6,085)		(6,085)
Total	$270,270	$24,363	$245,907	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,592	$25,592		$
U.S. Government-sponsored enterprises	92,818		$92,818
State and Municipals:
Taxable	13,853		13,853
Tax-exempt	85,954		85,954
Mortgage-backed securities:
U.S. Government agencies	12,629		12,629
U.S. Government-sponsored enterprises	38,836		38,836
Common equity securities	291	291
Interest rate floor-other assets	553		553
Interest rate swap-other assets	108		108
Interest rate swap-other liabilities	(138)		(138)
Total	$270,496	$25,883	$244,613	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,619			$1,619
Other real estate owned	$357			$357

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,809			$2,809
Other real estate owned	$234			$234

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,619	Appraisal of collateral	Appraisal adjustments	7.6% to 97.0% (73.4)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$357	Appraisal of collateral	Appraisal adjustments	20.0% to 48.8% (31.2)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,809	Appraisal of collateral	Appraisal adjustments	7.1% to 97.0% (61.8)%
			Liquidation expenses	3.0% to 6.0% (4.4)%
Other real estate owned	$234	Appraisal of collateral	Appraisal adjustments	26.0% to 73.3% (38.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2019	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$51,283	$51,283	$51,283
Investment securities:
Available-for-sale	268,823	268,823	24,066	$244,757
Common equity securities	297	297	297
Held-to-maturity	7,808	8,016		8,016
Loans held for sale	1,390	1,390		1,390
Net loans	1,858,698	1,832,080			$1,832,080
Accrued interest receivable	6,655	6,655		6,655
Mortgage servicing rights	730	1,739		1,739
Restricted equity securities	4,470	4,470		4,470
Interest rate floor	1,170	1,170		1,170
Interest rate swaps	6,065	6,065		6,065
Total	$2,207,389	$2,181,988
Financial liabilities:
Deposits	$2,001,285	$2,001,911		$2,001,911
Long-term debt	52,509	52,875		52,875
Accrued interest payable	1,461	1,461		1,461
Interest rate swaps	6,085	6,085		6,085
Total	$2,061,340	$2,062,332

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $327 and $1,081, respectively in 2019 and $330 and $1,073, respectively in 2018 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended September 30,	2019	2018
Components of net periodic pension cost:
Interest cost	$128	$233
Expected return on plan assets	(217)	(360)
Amortization of unrecognized net gain	45	73
Net periodic benefit cost	$(44)	$(54)

	Pension Benefits
Nine Months Ended September 30,	2019	2018
Components of net periodic pension cost:
Interest cost	$447	$389
Expected return on plan assets	(759)	(600)
Amortization of unrecognized net gain	159	122
Net periodic benefit cost	$(153)	$(89)

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

As of September 30, 2019, there were 61,346 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the nine months ended September 30, 2019 and 2018, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 17,345 shares and 11,468 shares underlying such awards, respectively.

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

The Company recognized compensation expense of $157 and $397 for the three and nine months ended September 30, 2019 for awards granted under the 2017 Plan. The Company recognized compensation expense of $52 and $95 for the three and nine months ended September 30, 2018 for awards granted under the 2017 Plan and $31 and $93 for awards granted under the 2008 Plan. As of September 30, 2019, the Company had $938 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of just under 1.4 years.

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2019, the Company had 22 interest rate swaps with an aggregate notional amount of $126,574 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of September 30, 2019		As of December 31, 2018 (1)		As of September 30, 2019		As of December 31, 2018 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,170		$553

Total derivatives designated as hedging instruments			$1,170		$553

Derivatives not designated as hedging instruments
Interest Rate Swaps	$126,574	Other Assets	$6,065	Other Assets	$108	Other Liabilities	$6,085	Other Liabilities	$138

Total derivatives not designated as hedging instruments			$6,065		$108		$6,085		$138

(1)	Assets amount does not include accrued interest receivable of $13.
(2)	Liabilities amount does not include accrued interest payable of $13.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on Accumulated Other Comprehensive Loss as of September 30, 2019. There was no cash flow hedge as of September 30, 2018.

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		September 30, 2019		Income			September 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$138	$186	$(48)	Interest Income	$(16)	$		$(16)

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		September 30, 2019		Income			September 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$611	$1,013	$(402)	Interest Income	$(48)	$		$(48)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2019	2018
	Interest Income	Interest Income
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$(48)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(48)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(48)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018.

		Amount of Loss	Amount of Loss	Amount of Gain	Amount of Gain
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018

Interest Rate Swaps	Other non-interest income	$355	$9	$18	$103

Fee Income	Other income / (expense)	$	$1,136	$	$53

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$7,235	$	$7,235	$		$7,235

Offsetting of Derivative Liabilities
as of September 30, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$6,085	$	$6,085	$		$6,085

Offsetting of Derivative Assets
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$661	$	$661	$		$661

Offsetting of Derivative Liabilities
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$138	$	$138	$		$138

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As of September 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20. As of December 31, 2018, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $29. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $5,120 against its obligations under these agreements as of September 30, 2019, compared to having no posted collateral with a counterparty at December 31, 2018. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings.  The table below outlines short-term borrowings at September 30, 2019 and December 31, 2018:

At and for the nine months ended September 30, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at
	Balance	Balance	Balance	the nine months ended September 30, 2019	September 30,2019
FHLB advances	$	$74,036	$133,725	2.69%		%

At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$86,500	$133,834	$189,275	2.05%	2.62%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At September 30, 2019, the maximum borrowing capacity was $719,470 of which $52,509 was outstanding in borrowings. At December 31, 2018, the maximum borrowing capacity was $700,169 of which $124,406 was outstanding in borrowings. Short-term borrowings were used to fund our loan growth during the first six months of 2019 as deposit balances were relatively unchanged from year end. However, growth in deposit balances during the third quarter of 2019 has allowed us to pay down the short-term borrowings to zero at September 30, 2019.  Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The short-term borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at September 30, 2019 and December 31, 2018 are as follows:

	Interest Rate
Due	Fixed	Adjustable	September 30, 2019	December 31, 2018
December 2019		3.71%	$3,000	3,000
December 2019		3.37	6,300	6,300
December 2019	1.62%		10,000	10,000
June 2020	1.74		5,000	5,000
June 2020	2.22		6,000
December 2020	1.84		5,000	5,000
June 2021	1.99		10,000
March 2023	4.69		7,209	8,606
			$52,509	$37,906

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Maturities of long-term debt, by contractual maturity, for the remainder of 2019 and subsequent years are as follows:

2019	$19,777
2020	17,963
2021	12,058
2022	2,156
2023	555
$52,509

None of the advances from the FHLB are convertible. At September 30, 2019, long-term debt consist of $43,209 at fixed rates and $9,300 at adjustable rates which reset quarterly based on three-month LIBOR plus 1.21% to plus 1.57%. New long-term advances totaling $16,000 were entered into with the FHLB during the second quarter of 2019. The advances were qualified under the FHLB’s ‘Community Lending Program’ which offers rates lower than their stated rates when the advances are used for community development.

11. Income taxes

The effective tax rate of the Company was 12.2% and 11.6% for the three and nine months ended September 30, 2019 compared to 11.8% for the three and nine months ended September 30, 2018. The three and nine months ended September 30, 2019 include before tax investment tax credits and other credits of $394 and $1,172 compared to before tax investment tax credits $276 and $819 for those same periods last year.

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

Operating Environment:

In October 2019, the Federal Open Market Committee (“FOMC”) voted to decrease the target range for federal funds to 1.50% to 1.75%, marking the third cut in the overnight rate in the most recent monetary easing cycle, which began in July 2019 after maintaining the target range for federal funds at 2.25% to 2.50% since their last 25 basis point rate increase in December 2018. Overall inflation remains near the committee’s long-term desired 2 percent level for items other than food and energy. The consumer price index (“CPI”) registered 2.4% for the 12 months ended September 30, 2019. This is up from 2.1% for the 12 months ended June 30, 2019 and from 2.0% for the 12 months ended March 31, 2019. Gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial third quarter 2019 reading of a 1.9% annualized rate, above all forecasts for the quarter which came in at a

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

consensus rate of 1.6% but below the second quarter of 2019 which registered 2.0%. Strong consumer spending has continued in the third quarter of 2019 coming in at 2.9% although this is down from the second quarter of 2019 which came in at 4.6%. The weak global economy as well as trade concerns continue to weigh on overall economic growth.

Review of Financial Position:

Total assets increased $83,706, or 4.9% annualized, to $2,372,699 at September 30, 2019, from $2,288,993 at December 31, 2018. Loans, net increased to $1,881,090 at September 30, 2019, compared to $1,823,266 at December 31, 2018, an increase of $57,824 or 4.2% annualized. The increase in loans, net during 2019 has been funded primarily by borrowings during the first half of the year and more recently by deposit inflows. Deposits increased by $126,263 or 9.0% annualized with the majority of growth occurring in the third quarter of 2019 due in part to seasonal inflows of public deposits. Interest-bearing deposits increased $95,941 while noninterest-bearing deposits increased $30,322. Total stockholders’ equity increased $17,553 or 6.3%, from $278,614 at year-end 2018 to $296,167 at September 30, 2019. For the nine months ended September 30, 2019, total assets averaged $2,324,996, an increase of $106,363 from $2,218,633 for the same period of 2018.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $268,823 at September 30, 2019, a slight decrease of $859, or 0.3% from $269,682 at December 31, 2018. The decrease was due to the sale of $9,654 of short-term, low yielding municipal securities with the proceeds used to paydown borrowings and reinvest into higher yielding, longer term securities and scheduled maturities and calls of agency and municipal bonds. An increase in the market value of the available-for-sale portfolio due to a decline in market rates and new purchases from investment cashflow and deposit inflows partially offset the decrease.  Investment securities held-to-maturity totaled $7,808 at September 30, 2019, a decrease of $553 or 6.6% from $8,361 at December 31, 2018 due to payments received on mortgage backed securities.

For the nine months ended September 30, 2019, the investment portfolio averaged $273,083, a decrease of $9,258 or 3.3% compared to $282,341 for the same period last year. Average tax-exempt municipal bonds have decreased $21,119 or 20.6% to $81,227 for the nine months ended Septemebr 30, 2019 from $102,346 during the comparable period of 2018.  The tax-equivalent yield on the investment portfolio decreased 11 basis points to 2.49% for the nine months ended September 30, 2019, from 2.60% for the comparable period of 2018. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called higher yielding municipal bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive loss component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $1,530, net of deferred income taxes of $407, at September 30, 2019, and net unrealized losses of $2,568, net of deferred income taxes of $683, at December 31, 2018.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Loan growth during the third quarter of 2019 accelerated when compared to the second quarter increasing $22,291. Loans, net increased to $1,881,090 at September 30, 2019 from $1,823,266 at December 31, 2018, an increase of $57,824 or 4.2% annualized. The growth was primarily from commercial real estate loans and to a lesser extent from commercial and industrial loans. Partially offsetting the increases were reductions to consumer loans, primarily dealer indirect auto loans, and a slight decline to the residential real estate portfolio.  Commercial real estate loans increased $68,455 or 10.1% annualized, to $976,258 at September 30, 2019 compared to $907,803 at December 31, 2018 due to increased activity in both our core and expansion markets.  Commercial and industrial loans increased $3,851 or 1.0% annualized, to $497,985 at September 30, 2019 compared to $494,134 at December 31, 2018 due to growth in loans to small businesses, as we focus on developing total banking relationships with this market segment, offset by a number of large loan payoffs in the current period.  Our growth in commercial  and commercial real estate loans is due in part to the

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

success in executing our strategic market expansion initiative in the Lehigh Valley, Greater Delaware Valley and most recently in the Central Pennsylvania region.

Consumer loans decreased $13,815, or 15.2% on an annualized basis, to $107,638 at September 30, 2019 compared to $121,453 at December 31, 2018. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from the Bank’s change to the structure of its loan pricing which began during 2018.

Residential real estate loans decreased $667, or 0.3% on an annualized basis, to $299,209 at September 30, 2019 compared to $299,876 at December 31, 2018. The home equity line of credit portfolio has remained flat during 2019 while the residential real estate loans decreased in part to the sale of $1,038 of non-performing mortgage loans during the first quarter.

For the nine months ended September 30, 2019, loans, net averaged $1,853,811, an increase of $110,803 or 6.4% compared to $1,743,008 for the same period of 2018. The tax-equivalent yield on the loan portfolio was 4.75% for the nine months ended September 30, 2019, a 31 basis point increase from the comparable period last year. The increase in yield is due to higher market rates and floating and adjustable rate loans repricing higher due to the FOMC’s actions to increase the Federal Funds rate 100 basis points during 2018.  During the third quarter of 2019, the FOMC has lowered the Federal Funds rate 50 basis points which resulted in a 4 basis point decrease when comparing the third quarter to the second quarter of 2019.

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

Unused commitments at September 30, 2019, totaled $411,142, consisting of $368,045 in unfunded commitments of existing loan facilities and $43,097 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2018 totaled $379,187, consisting of $345,912 in unfunded commitments of existing loans and $33,275 in standby letters of credit.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2019 and 2018, are summarized as follows:

	2019	2018
United States	3.7%	3.9%
New York (statewide)	4.0	4.3
Pennsylvania (statewide)	4.0	4.5
Broome County	4.6	5.2
Bucks County	3.6	3.9
Lackawanna County	4.6	4.8
Lebanon County	3.6	3.9
Lehigh County	4.2	4.8
Luzerne County	5.3	5.6
Monroe County	4.9	5.5
Montgomery County	3.3	3.6
Northampton County	4.2	4.6
Schuylkill County	5.0	5.4
Susquehanna County	4.0	4.2
Wayne County	4.4	4.9
Wyoming County	4.5%	4.6%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The employment conditions improved for the nation, Pennsylvania, and New York and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago. Unemployment rates have fallen to multi year lows.

Distribution of nonperforming assets

	September 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial	$3,343	$776
Real estate:
Commercial	3,246	2,328
Residential	1,543	2,574
Consumer	262	212
Total nonaccrual loans	8,394	5,890
Troubled debt restructured loans:
Commercial	1,355	1,438
Real estate:
Commercial	303	719
Residential	604	622
Total troubled debt restructured loans	2,262	2,779
Accruing loans past due 90 days or more:
Commercial	53
Real estate:
Commercial	54	73
Residential	279	850
Total accruing loans past due 90 days or more	386	923
Total nonperforming loans	11,042	9,592
Foreclosed assets	485	376
Total nonperforming assets	$11,527	$9,968
Nonperforming loans as a percentage of loans, net	0.59%	0.53%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.61%	0.55%

We experienced a decline in our asset quality during the first nine months of  2019 as evidenced by an increase of $1,559 in nonperforming assets.  Nonperforming assets totaled $11,527 or 0.61% of loans, net and foreclosed assets at September 30, 2019, from $9,968 or 0.55% of loans, net and foreclosed assets at December 31, 2018. An increase in nonaccrual loans and foreclosed assets was partially offset by a decrease in restructured loans and accruing loans past due ninety days or more.

Loans on nonaccrual status increased $2,504 to $8,394 at September 30, 2019 from $5,890 at December 31, 2018. The majority of the increase from year end was due to an increase of $2,567 in commercial and industrial loans resulting from the placement of one credit relationship on nonaccrual totaling $4,718 during the first quarter. At September 30, 2019, the value of the collateral is sufficient to support the debt of this credit. Commercial real estate loans on nonaccrual increased $918 from yearend 2018 due to one credit relationship added in the third quarter; an agreement of sale for the property has been received.  A decrease in nonaccrual residential real estate loans due to a sale of a pool of non-performing loans during the first quarter partially offset the increase in commercial real estate loans. Restructured loans decreased $517 to $2,262 at September 30, 2019 from $2,779 at December 31, 2018 due in part to a default and subsequent charge off of two commercial real estate loans during the second quarter and the payment-in-full of one other commercial real estate loan totaling $332 during the third quarter of 2019. Foreclosed assets increased $109 to $485 at September 30, 2019 from $376 at December 31, 2018.  Other real estate owned comprised seven properties at both September 30, 2019 and December 31, 2018, respectively.

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

 The allowance for loan losses increased $1,013 to $22,392, or 1.19% of loans, net at September 30, 2019, from $21,379, or 1.17% of loans, net at the end of 2018. For the nine months ended September 30, 2019, net charge-offs were $1,087 or 0.08% of average loans outstanding, a $610 decrease compared to $1,697 or 0.13% of average loans outstanding in the same period of 2018. The decrease in the current period is due to the charge off of one large commercial real estate loan during the year ago period totaling $1,154.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2019, total deposits increased $126,263 or 9.0% annualized, to $2,001,285 from $1,875,022 at December 31, 2018. The growth in deposits occurred primarily in the third quarter of 2019 due to seasonal inflows of municipal deposits and growth in commercial balances.  Interest-bearing deposits increased $30,322  and noninterest-bearing deposits increased $95,941. Interest-bearing transaction accounts, including NOW and money market accounts increased $31,619, or 4.2% annualized, to $781,982 at September 30, 2019, from $750,363 at December 31, 2018, savings accounts decreased $5,405, or 1.9% annualized to $372,752 as of September 30, 2019 from $378,157 at December 31, 2018 and time deposits less than $250 increased $14,968, or 8.0% annualized, to $265,424 at September 30, 2019, from $250,456 at December 31, 2018. Time deposits $250 or more increased $54,760, or 85.3% annualized to $140,546 at September 30, 2019 from $85,786 at year end 2018 due in part to growth in short-term municipal accounts.

For the nine months ended September 30, interest-bearing deposits averaged $1,472,466 in 2019 compared to $1,338,689 in 2018, an increase of $133,777, or 10.0%. The cost of interest-bearing deposits was 1.01% in 2019 compared to 0.61% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 1.14% in 2019 and 0.81% in 2018. The higher costs are due primarily to higher short-term market rates, the result of the FOMC’s action to increase the overnight borrowing rate 100 basis points during 2018.

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

Overall, total borrowings at September 30, 2019, totaled $52,509 compared to $124,406 at December 31, 2018, a decrease of $71,897.  Deposit growth primarily during the third quarter of 2019 resulted in the paydown of overnight short-term borrowings.  There were no short-term borrowings outstanding at September 30, 2019 compared to $86,500 at December 31, 2018. Long-term debt was $52,509 at September 30, 2019, compared to $37,906 at year end 2018. The increase to long-term borrowings was the result of terming out and fixing $16,000 of the variable rate short-term borrowings at lower rates under the FHLB’s ‘Community Lending Program’ during the second quarter of 2019.

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

As a result of economic uncertainty, a prolonged era of historically low market rates and the recent increases and decreases to short-term market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.32% at September 30, 2019. Given the latest action by the FOMC to lower the targeted federal funds rate 50 basis points during the third quarter of 2019, after increasing rates 100 basis points during 2018, and the potential for rates to decrease in the future, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

loans. With respect to RSL, we are offering short term certificates of deposit in an attempt to decrease duration. The current position at September 30, 2019, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2019, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2019 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2019. Our noncore funds at September 30, 2019, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 13.8%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 9.0%. Comparatively, our overall noncore dependence ratio at year-end 2018 was 15.0% and our net short-term noncore funding dependence ratio was 6.3%, indicating that our reliance on noncore funds has decreased in the near term but increased overall.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $18,667 during the nine months ended September 30, 2019. Cash and cash equivalents increased $3,107 for the same period last year. For the nine months ended September 30, 2019, net cash inflows of $27,283 from operating activities and $46,199 from financing activities were partially offset by net cash outflows of $54,815 from investing activities. For the same period of 2018, net cash inflows of $24,360 from operating activities and $76,096 from financing activities were partially offset by net cash outflows of $97,349 from investing activities.

Operating activities provided net cash of $27,283 for the nine months ended September 30, 2019, and $24,360 for the corresponding nine months of 2018. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $54,815 for the nine months ended September 30, 2019, compared to using net cash of $97,349 for the same period of 2018. In 2019 and 2018, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $46,199 for the nine months ended September 30, 2019, and provided net cash of $76,096 for the corresponding nine months of 2018. Deposit gathering is our predominant financing activity. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Deposits provided cash of $126,263 for the nine months ended September 30, 2019. Comparatively, deposits increased $108,846 for the same period of 2018. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. Short term borrowings decreased $86,500 in the nine months ended September 30, 2019 compared to an decrease of $24,225 for the comparable period in 2018 as deposit growth outpaced the growth in loans. Long term borrowings increased $14,603, net of repayments for the nine months ended September 30, 2019, compared to a decrease of $1,273 for the same nine months in 2018. With favorable borrowing rates we locked $16,000 in longer term funding at the FHLB.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $296,167 or $40.08 per share at September 30, 2019, compared to $278,614 or $37.66 per share at December 31, 2018. Net income of $20,704 for the nine months ended September 30, 2019 was the primary factor leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $7,546, stock based compensation of $397, and other comprehensive income of $4,619 resulting from market value fluctuations in the investment portfolio and changes to the fair value of derivatives.

Dividends declared equaled $1.02 per share through the nine months ended September 30, 2019 and $0.98 per share for the same period of 2018. The dividend payout ratio was 36.4% for the nine months ended September 30, 2019 and 39.2% for the same period of 2018. It is the intention of our board of directors to continue to pay cash dividends in the future. However, these decisions are affected by operating results, financial and economic decisions, capital and growth objectives, appropriate dividend restrictions and other relevant factors.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2019, the Bank’s Tier 1 capital to total average assets was 10.05% as compared to 9.78% at December 31, 2018. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.85% and the total capital to risk weighted asset ratio was 13.00% at September 30, 2019. These ratios were 11.64% and 12.80% at December 31, 2018. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.85% at September 30, 2019 compared to 11.64% at December 31, 2018. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2019.

Review of Financial Performance:

Net income for the three months ended September 30, 2019 equaled $7,148 or $0.97 per share compared to $6,717 or $0.91 per share for the comparable period of 2018. The increase in earnings for the current period is the product of higher net interest income of $1,283 due to growth in our average earning assets of $116.1 million since the year ago period, a lower provision for loan losses of $350 and an increase in non-interest income of $429 due primarily to revenue from commercial loan interest rate swap transactions. These increases were partially offset by higher non-interest expenses of $1,542 related to annual merit increases and costs in support of our market expansion initiative.  Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.21% for the third quarter of 2019 compared to 1.19% for the same period of 2018. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 9.65% for the third quarter of 2019 compared to 9.81% for the comparable period in 2018.

Net income through the first nine months of 2019 equaled $20,704 or $2.80 per share compared to $18,528 or $2.50 per share for the same period of 2018. The increase in earnings in the current period is the result of higher net interest income of $3,470 due to growth of our earning assets coupled with a reduction to the provision for loan losses expense of $1,050, partially offset by an increase in non-interest expenses of $2,884. Our ROA and ROE were 1.19% and 9.63% through nine months in 2019 compared to 1.12% and 9.21% for the same period of 2018.

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

For the three months ended September 30, tax-equivalent net interest income increased $1,259 to $19,627 in 2019 from $18,368 in 2018. The net interest spread decreased to 3.32% for the three months ended September 30, 2019 from 3.36% for the three months ended September 30, 2018 as the average rate paid on interest bearing liabilities increased 21 basis points while the earning asset yield increased 17 basis points. The tax-equivalent net interest margin increased to 3.61% for the third quarter of 2019 from 3.57% for the comparable period of 2018.

For the three months ended September 30, tax-equivalent interest income on earning assets increased $2,189, to $24,023 in 2019 as compared to $21,834 in 2018. The overall yield on earning assets, on a fully tax-equivalent basis, increased 17 basis points for the three months ended September 30, 2019 to 4.42% as compared to 4.25% for the three months ended September 30, 2018. The increase in the yield on earning assets resulted from a 23 basis point increase in loan yields, 4.74% for the third quarter of 2019 compared to 4.51% for the same period last year. Loan yields increased due to higher rates on new loan originations during 2018, coupled with adjustable rate loans repricing into a higher rate environment due to the Federal Open Market Committee (“FOMC”) actions to increase the effective federal funds rate 100 basis points in 2018. However, the FOMC during the third quarter of 2019 has cut the federal funds rate 50 basis points which will put downward pressure on loan yields.  The overall yield earned on investments decreased 23 basis points in the third quarter of 2019 to 2.39% from 2.62% for the third quarter of 2018 as investment cashflow from high yielding matured and pre-refunded municipal bonds are being deployed into lower yielding bonds.  Average investment balances were $12,940 lower when comparing the current and year ago quarter.

Total interest expense increased $930 to $4,396 for the three months ended September 30, 2019 from $3,466 for the three months ended September 30, 2018. An increase in the average balance of interest bearing liabilities of $41,800 combined with a 21 basis point increase in the cost of funds comparing the three months ended September 30, 2019 and 2018 caused the increase. Average short-term borrowings decreased $131,599 to $12,563 for the quarter ended September 30, 2019 compared to $144,162 for the corresponding year ago period as growth in deposits resulted in a reduction to short-term borrowings. Average time deposits $100 or more increased $109,493 and money market accounts increased $69,115.  The increase in interest expense for the three months ended September 30, 2019 was primarily due to higher deposit and borrowing costs which were impacted directly by the actions of the FOMC to increase the targeted federal funds rate 100 basis points during 2018.  The benefit of lower interest bearing liability costs will lag the  aforementioned action of the FOMC to cut rates during the third quarter of 2019.

For the nine months ended September 30, tax-equivalent net interest income increased $3,498 to $57,528 in 2019 from $54,030 in 2018. The net interest spread decreased to 3.31% for the nine months ended September 30, 2019 from 3.38% for the nine months ended September 30, 2018. The tax-equivalent net interest margin for the nine months ended September 30 was 3.60% in 2019 compared to 3.57% in 2018.

For the nine months ended September 30, 2019, tax-equivalent interest income increased $7,614, to $71,032 compared to $63,418 for the nine months ended September 30, 2018. A volume variance in interest income of $3,562 attributable primarily to an increase in the average balance of loans coupled with a $4,052 favorable rate variance due to an increase in the yield on loans for the nine months ended September 30, 2019 from the same period in 2018 caused the increase. The overall yield on earning assets, on a fully tax-equivalent basis, increased for the nine months ended September 30, 2019 to 4.45% as compared to 4.19% for the nine months ended September 30, 2018.

Total interest expense increased $4,116 to $13,504 for the nine months ended September 30, 2019 from $9,388 for the nine months ended September 30, 2018. The average balance of interest bearing liabilities increased to $1,590,671 for the nine months ended September 30, 2019, as compared to $1,541,346 for the nine months ended September 30, 2018.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

An unfavorable rate variance in each of the categories of interest-bearing liabilities totaled $4,602 and was the primary reason for the increase in interest expense.  Unfavorable rate variances were greatest as it related to money market accounts, time depositis of $100 or more, and short-term borrowings.  Offsetting the rate variance was a favorable volume variance of $486 due to lower average short-term borrowings, partially offset by higher time deposits of $100 or more.  All other deposit categories experienced a mix of volume variances that only slightly offset the decrease. The cost of funds increased to 1.14% for the nine months ended September 30, 2019 as compared to 0.81% for the same period in 2018, the result of higher short-term market rates resulting from the FOMC’s actions of raising the targeted federal funds rate during 2018 and increased market demand for premium deposit rates.

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

	Three months ended
	September 30, 2019			September 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,729,741	$20,940	4.80%	$1,632,012	$18,798	4.57%
Tax-exempt	135,580	1,348	3.94	123,199	1,162	3.74
Total loans	1,865,321	22,288	4.74	1,755,211	19,960	4.51
Investments:
Taxable	200,444	1,111	2.20	184,623	1,062	2.28
Tax-exempt	70,381	520	2.93	99,142	811	3.25
Total investments	270,825	1,631	2.39	283,765	1,873	2.62
Interest-bearing deposits	5,006	27	2.14	377	1	1.05
Federal funds sold	14,267	77	2.14
Total earning assets	2,155,419	24,023	4.42%	2,039,353	21,834	4.25%
Less: allowance for loan losses	22,248			19,944
Other assets	215,289			218,173
Total assets	$2,348,460	$24,023		$2,237,582	$21,834
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$362,178	$1,269	1.39%	$293,063	$650	0.88%
NOW accounts	385,903	721	0.74	382,401	580	0.60
Savings accounts	379,784	128	0.13	389,775	122	0.12
Time deposits less than $100	138,470	514	1.47	141,251	426	1.20
Time deposits $100 or more	254,712	1,334	2.08	145,219	564	1.54
Short-term borrowings	12,563	83	2.62	144,162	809	2.23
Long-term debt	52,731	347	2.61	48,670	315	2.57
Total interest-bearing liabilities	1,586,341	4,396	1.10	1,544,541	3,466	0.89
Noninterest-bearing deposits	445,238			405,671
Other liabilities	22,900			15,609
Stockholders’ equity	293,981			271,761
Total liabilities and stockholders’ equity	$2,348,460	4,396		$2,237,582	3,466
Net interest income/spread		$19,627	3.32%		$18,368	3.36%
Net interest margin			3.61%			3.57%
Tax-equivalent adjustments:
Loans		$282			$243
Investments		109			172
Total adjustments		$391			$415

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2019			September 30, 2018
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,713,173	$61,684	4.81%	$1,619,409	$54,546	4.50%
Tax-exempt	140,638	4,144	3.94	123,599	3,367	3.64
Total loans	1,853,811	65,828	4.75	1,743,008	57,913	4.44
Investments:
Taxable	191,856	3,187	2.22	179,995	2,967	2.20
Tax-exempt	81,227	1,890	3.11	102,346	2,533	3.31
Total investments	273,083	5,077	2.49	282,341	5,500	2.60
Interest-bearing deposits	2,877	50	2.32	441	5	1.52
Federal funds sold	4,808	77	2.14
Total earning assets	2,134,579	71,032	4.45%	2,025,790	63,418	4.19%
Less: allowance for loan losses	22,087			19,755
Other assets	212,504			212,598
Total assets	$2,324,996	$71,032		$2,218,633	$63,418
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$339,771	$3,358	1.32%	$290,126	$1,676	0.77%
NOW accounts	386,720	2,130	0.74	375,534	1,524	0.54
Savings accounts	382,805	371	0.13	391,613	366	0.12
Time deposits less than $100	137,376	1,477	1.44	145,517	1,275	1.17
Time deposits $100 or more	225,794	3,754	2.22	135,899	1,294	1.27
Short-term borrowings	74,036	1,491	2.69	153,669	2,317	2.02
Long-term debt	44,169	923	2.79	48,988	936	2.55
Total interest-bearing liabilities	1,590,671	13,504	1.14	1,541,346	9,388	0.81
Noninterest-bearing deposits	426,395			392,523
Other liabilities	20,575			15,678
Stockholders’ equity	287,355			269,086
Total liabilities and stockholders’ equity	$2,324,996	13,504		$2,218,633	9,388
Net interest income/spread		$57,528	3.31%		$54,030	3.38%
Net interest margin			3.60%			3.57%
Tax-equivalent adjustments:
Loans		$870			$707
Investments		397			532
Total adjustments		$1,267			$1,239

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2019.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The provision for loan losses totaled $2,100 for the nine months ended September 30, 2019 and $3,150 for the nine months ended September 30, 2018. For the three months ended September 30, the provision for loan losses was $700 in 2019 and $1,050 in 2018. The decrease in the current period is due to lower than projected loan growth.

Noninterest Income:

Noninterest income for the three months ended September 30, 2019 increased $429 or 13.2% to $3,682 in 2019 from $3,253 in 2018. The increase is due primarily to an increase in service charges, fees, and commissions of $278 or 14.8% due to an increase in fee income on our commercial loan interest rate swap transactions. Merchant revenue increased $54 from the previous period due to higher volume and an increase in rates paid by merchants.  Wealth management revenue increased $90 in the current period when compared to the prior year due to increased volume in both our brokerage and retirement plan services departments.

For the nine months ended September 30, 2019, noninterest income totaled $11,250, an increase of $762 or 7.3% from $10,488 for the comparable period of 2018.  Fee income generated by commercial loan interest rate swap transactions increased $989 in the current period due to higher volume. Included in service charges, fees and commissions in the current period is a recovery of $216 on a purchased impaired commercial credit, the balance of which had previously been charged-off to a specific credit mark set-up at time of acquisition under purchase accounting. In the year ago period, service charges, fees and commissions included an accrual for death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $365, with no comparable amount in the current period.  Additionally in the year ago period, we recognized a gain on the sale of our credit card portfolio of $291.  Merchant services income increased $150 to $837 for the nine months ended September 30, 2019 from $687 for the same period last year due in part to higher incentive fees and increased rates.  Income generated from our wealth management division increased $94 through the first nine months of 2019 due primarily to increased activity within our retirement plan services department, while mortgage banking income decreased slightly to $457 for the first nine months of 2019 compared to $472 for the comparable period in 2018.

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

For the third quarter, noninterest expense increased $1,542 or 12.3% to $14,079 in 2019 from $12,537 in 2018. For the nine months ended September 30, noninterest expense increased $2,884 or 7.4% to $41,998 in 2019 from $39,114 in 2018. Personnel costs increased 16.0%, net occupancy and equipment costs increased 11.8%, and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses increased 5.7% comparing the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019, higher personnel costs of $2,397 or 11.3%, and net occupancy and equipment costs of $592 or 7.2% were the primary reasons for the increase in total non-interest expense.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $8,056 for the third quarter of 2019, an increase of $1,110 or 16.0% when compared to the third quarter of 2018. Salaries and employee benefits expense totaled $23,688 for the nine months ending September 30, 2019, an increase of $2,397 or 11.3% when compared to $21,291 for the same period of 2018. Annual merit increases and additional resources related to our continued strategic market expansion initiative contributed to the increase. Additional staffing in the form of commercial lenders and credit professionals have been put in place to support our expansion in the Lehigh Valley and King of

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Prussia markets. Additionally, during the second quarter of 2019 we opened our newest branch office located on Norman Drive in Lebanon, Pennsylvania.

We experienced a $316 or 11.8% increase in net occupancy and equipment expense comparing the third quarter of 2019 at $2,997 and 2018 at $2,681. The nine months ended September 30, 2019 resulted in a $592 or 7.2% increase to $8,807 in net occupancy and equipment expense compared to $8,215 for the same period in 2018. Additional depreciation expense related to the transformation of two of our legacy branch offices, investment in our global information technology systems, and investment into our newest markets was the primary reason for the increase. In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the third quarter, all other expense categories increased $116 or 4.0% to $3,026 from $2,910 comparing 2019 to 2018. Legal and professional expenses increased $56 due to costs related to loan workouts. For the nine months ended September 30, all other expense categories decreased $105 or 2.6% to $9,503 in 2019 compared to $9,608 in 2018. Amortization expense related to intangible assets declined $113, FDIC assessments decreased $215, or 25.9% when comparing the nine months ended September 30, 2019 to the same period in 2018, Professional fees and outside services were lower due to insurance proceeds in the amount of $181 received as settlement to legal costs previously incurred. Donations increased $66, or 6.5% through nine months in 2019 when compared to the same period in 2018 as support for civic organizations and charitable entities grows as we enter new markets.

Income Taxes:

We recorded income tax expense of $991 or 12.2% of pre-tax income, and $2,709 or 11.6% of pre-tax income for the three and nine months ended September 30, 2019, respectively. In the year ago period, we recorded income tax expense of $902 or 11.8% of pre-tax income, and $2,487 or 11.8% of pre-tax income for those same periods. The three and nine months ended September 30, 2019 include before tax investment tax credits and other credits totaling $394 and $1,172 compared to before tax investment tax credits $276 and $819 for those same periods last year.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2019 and December 31, 2018, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest

Peoples Financial Services Corp.

rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest rate risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve as well as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Company’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2019, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2019
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	0.0	(20.0)	7.4	(40.0)
+300	0.2	(20.0)	6.6	(30.0)
+200	0.2	(10.0)	5.2	(20.0)
+100	0.1	(10.0)	4.0	(10.0)
Static
(100)	(1.8)	(10.0)	(9.6)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2020, would be relatively unchanged from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference. There were no material changes in our market risk from December 31, 2018.

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

At September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

Peoples Financial Services Corp.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2019 and through the date of this quarterly report on Form 10-Q.

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

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended September 30, 2019.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2019		$		221,170
August 31, 2019	7,418	$43.97		213,752
September 30, 2019	2,900	$44.60		210,852

Item 3. Defaults upon Senior Securities.

None.

Peoples Financial Services Corp.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page
10.1	Consulting and Confidentiality Agreement dated August 29, 2019 between Peoples Security Bank and Trust Company and Michael L. Jake.

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	52

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	53

32	CEO and CFO Certifications Pursuant to Section 1350.	54

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 7, 2019	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)