Form 10-K
period 2019-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2020-03-16
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(570) 346-7741

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $2.00 par value	PFIS	The Nasdaq Stock Market

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2019 was $332,884,519 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2020 was 7,388,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2020 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2019

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

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, or “FDIC.” Peoples Bank’s twenty-eight community banking offices, all similar with respect to economic characteristics, share a majority of the following aggregation criteria: products and services; operating processes; customer bases; delivery systems; and regulatory oversight. Accordingly, they are aggregated into a single operating segment.

Market Areas

Our principal market area consists of Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties in Pennsylvania and Broome County in New York. In addition, parts of Bradford and Schuylkill Counties in Pennsylvania are also considered part of the market area. Approximately half of our offices are located in and around Scranton, the largest city in Lackawanna County.

Specifically, we conduct the majority of our business in our legacy market of Binghamton and the southern tier of New York and northeastern Pennsylvania.  Our recent growth strategy expanded our operations into the Greater Lehigh Valley, King of Prussia and the Greater Delaware Valley of southeastern Pennsylvania, and south central Pennsylvania.

Peoples commenced a growth strategy during the fourth quarter of 2014 with the opening of a community banking office in the Lehigh County market. During 2017, the Company added two additional branch offices, one in Allentown, Lehigh County and one in Bethlehem, Northampton County to continue our strategic expansion initiative into the Greater Lehigh Valley market.  This market has a greater population than the other counties served, with Bethlehem being the second largest city within Lehigh County.

In 2015, the Company entered the King of Prussia market, which includes parts of Bucks and Montgomery counties of Pennsylvania, with the establishment of a loan production office and a team of experienced lenders.  During the fourth quarter of 2016, a retail branch office was established, replacing the loan production office, and staffed by personal bankers and our experienced lenders.  Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing.  The annual unemployment rates for 2019 were 3.3% in Montgomery County and 3.6% in Bucks County, lower than Pennsylvania’s state unemployment rate of 4.1% and the federal unemployment rate of 3.7%, according to the Bureau of Labor Statistics.

In 2019, the Company entered the south central Pennsylvania market with the establishment of a full-service branch in Lebanon County.  A team of experienced lenders in this market was recruited to serve the Lancaster, Lebanon, and Harrisburg market.

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

Lending Activities

We provide a full range of retail and commercial lending products designed to meet the borrowing needs of consumers and small- and medium-sized businesses in our market areas. A significant amount of our loans are to customers located within our market area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Although we participate in loans originated by other banks, we have originated the majority of the loans in our portfolio.

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

We generate interest income from our loan and securities portfolios. Other income is generated primarily from merchant transaction fees, trust and wealth management fees, fees generated from commercial loan interest rate swap transactions and service charges on deposit accounts. Our primary costs are interest paid on deposits and borrowings and general operating expenses. We provide a variety of commercial and retail banking services to business, non-profits, governmental, municipal agencies and professional customers, as well as retail customers, on a personalized basis. Our primary lending products are real estate, commercial and consumer loans. We also offer ATM access, credit cards, active investment accounts, trust department services and other various lending, depository and related financial services. Our primary deposit products are savings and demand deposit accounts and certificates of deposit.

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

One-to-Four Family Residential Loans. We offer two types of residential mortgage loans: fixed-rate loans, with terms of up to 30 years, and adjustable-rate loans, with interest rates and payments that adjust annually after an initial fixed period of one, three, five or ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the appropriate U.S. Treasury Security Index. Our adjustable-rate single-family residential real estate loans generally have caps on increases or floors on decreases in the interest rate at any adjustment date, and a maximum adjustment limit over the life of the loan. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity Treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation, which require borrowers to be qualified at a rate equal to 200 basis points above the discounted loan rate under certain conditions.

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

Most of our residential loans are underwritten to standards established by the secondary market. We also offer mortgages partially insured by the U.S. Department of Veteran Affairs (“VA”) and Federal Housing Administration (“FHA”) loans via a third party lending source.

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

We generally do not make high loan-to-value loans (defined as loans with a loan-to-value ratio in excess of 80%) without private mortgage insurance. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance. We require all properties securing residential mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial Real Estate Loans. We offer commercial real estate loans secured by real estate primarily with adjustable rates. We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three, five, seven or ten years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

Commercial Loans. We offer commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer term loans for capital improvements, equipment acquisition and long-term working capital. These loans are typically priced at short term fixed rates or variable rates based on the prime rate. These loans are secured by business assets other than real estate, such as business equipment and inventory, and, generally, are backed by personal guarantees of the owner or owners of the business. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases.

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

We offer loans secured by new and used automobiles, primarily indirectly through dealerships. These loans have fixed interest rates and generally have terms up to seven years. We offer automobile loans with loan-to-value ratios of up to 100% or more of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

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

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentrations, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual consolidated financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a cash flow analysis of the borrower and guarantor, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may exist or have existed on the site, or the site may be or have been impacted by adjoining properties that handled hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2019, our regulatory limit on loans to one borrower was $38.2 million.

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

Trust, Wealth Management and Brokerage Services

Through our trust department, we offer a broad range of fiduciary and investment services. Our trust and investment services include investment management, IRA trustee services, estate administration, living trusts, trustee under will, guardianships, life insurance trusts, custodial services / IRA custodial services, corporate trusts, and pension and profit sharing plans.

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

Merchant Services

We offer credit card processing and a variety of other products and services to our merchant customers, through a marketing and sales agreement with an industry leader in payment processing services.  Services include small business checking accounts, merchant money market accounts, online banking, telephone banking, business credit cards, merchant line of credit and financial checkup.

Competition

We compete primarily with commercial banks, online financial institutions, thrift institutions and credit unions, many of which are substantially larger in terms of assets and available resources. Certain of these institutions have significantly higher lending limits than we do, and may provide various services for their customers that we presently do not. In addition, we experience competition for deposits from mutual funds and security brokers, while consumer discount, mortgage and insurance companies compete for various types of loans. Credit unions, finance companies and mortgage companies enjoy certain competitive advantages over us, as they are not subject to the same regulatory restrictions and taxations as commercial banks. Principal methods of competing for bank products, permitted nonbanking services and financial activities include price, nature of product, quality of service and convenience of location.

In our market area, we expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area as well as from insurance companies.

We believe that our most significant competitive advantage originates from our business philosophy which includes offering direct access to senior management and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently applied credit policies. In addition, our success has been, and will continue to be, a result of our emphasis on community involvement and customer relationships. With consolidation continuing in the financial industry, and particularly in our market area, community banks like us are gaining opportunities and market share as larger institutions reduce their emphasis on or exit our market area.

Seasonality

Generally, our operations are not seasonal in nature.

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

Permitted Non-Banking Activities

A bank holding company that the FRB has determined to be well capitalized and well managed and that has well capitalized and well managed subsidiary banks may engage in certain nonbanking activities closely related to banking or managing or controlling banks, on a de novo basis, by providing notice to the FRB after commencing the activities.  Such a bank holding company proposing to engage in other permissible nonbanking activities either de novo, or through the acquisition of an existing company, must provide prior notice to the FRB.  For transactions that do not qualify for the post or expedited prior notice procedures, a bank holding company must file a notice for prior FRB approval.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2019. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. In addition to adopting information security standards, the federal banking agencies, including the FDIC, have adopted standards covering:

•	internal controls;
•	information systems and internal audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate exposure;
•	asset growth; and
•	compensation fees and benefits.

Any institution that fails to meet these standards may be required to develop an acceptable plan, specifying the steps that the institutions will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Peoples believes that it meets substantially all the standards that have been adopted. Before establishing new branch offices, Peoples Bank must meet certain minimum capital stock and surplus requirements and must obtain state approval from the Department of Banking.

Risk-Based Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in assessing capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 150% for assets with relatively high credit risk, such as business loans.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. Full phase-in occurred on January 1, 2019.

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

At December 31, 2019, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 11.64%; its ratio of tier 1 capital to risk-weighted assets of 11.64%; its ratio of total capital to risk-weighted assets of 12.78%; and its leverage ratio of 9.91%.

A qualifying community banking organization (defined to have, among other things, total consolidated assets of less than $10 billion) that has made an election to use the community bank leverage ratio framework will be considered to have met the minimum capital requirements, the capital ratio requirements, and any other capital or leverage requirements to which the qualifying community banking organization would be subject, if it has a leverage ratio of greater than 9 percent.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators authority to take control of and liquidate financial firms. Dodd-Frank additionally created an independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on our business operations as its provisions take effect. Among the provisions that affect us are the following:

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

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Further, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts. Assessments for institutions such as Peoples Bank (assets of less than $10 billion), are based on initial assessment rates that are adjusted by combining supervisory ratings with financial ratios to determine a total assessment rate.  For most institutions, assessment rates are based on weighted-average supervisory ratings of banking operation components and six financial ratios.  The financial ratios are: the leverage ratio; loans past due 30-89 days/gross assets; nonperforming assets/gross assets; net loan charge-offs/gross assets; net income before taxes/risk-

weighted assets; and the adjusted brokered deposit ratio. In addition, an institution's assessment rate may be lowered if the institution holds long-term unsecured debt and raised if it holds long-term unsecured debt that is issued by another depository institution.

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

Employees

As of December 31, 2019, we had 408 full-time-equivalent employees. We are not parties to any collective bargaining agreements and we consider our employee relations to be good.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2019 totaled $5.2 million. Our non-performing assets were approximately $10.5 million on December 31, 2019. Our allowance for loan and lease losses was approximately $22.7 million on December 31, 2019.

Our emphasis on the Eastern Pennsylvania and the Southern Tier of New York market area exposes us to a risk of loss associated with the region.

At December 31, 2019, $301.4 million or 15.5%, of our loan portfolio consisted of residential mortgage loans and $1.0 billion or 52.2%, of our loan portfolio consisted of commercial real estate loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania and Broome County, New York. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of non-performing assets, charge offs and provision expense) and demand for our products and services, and, accordingly, our results of operations.  Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2019, approximately 79.2% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The determination of the allowance for loan and lease losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. Increases in non-performing loans have a significant impact on our allowance for loan and lease losses. Our allowance for loan and lease losses may not be adequate to absorb actual loan and lease losses. If conditions in our regional real estate markets decline, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, if the economy slows, the negative impact to our market areas could result in higher delinquencies and credit losses. As a result, we will continue to make provisions for loan and lease losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

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

Factors such as monetary policy, inflation, recession, unemployment, money supply, global disorder, terrorist activity, instability in domestic and foreign financial markets, and other factors beyond our control, may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although we pursue an asset-liability management strategy designed to manage our risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

The Company may be required to transition from the use of the LIBOR interest rate index in the future.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021 and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations.

Changes in interest rates could affect our investment values and impact comprehensive income and stockholders’ equity.

At December 31, 2019, we had approximately $330.5 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2019, our available-for-sale securities had an unrealized gain, net of taxes, of $1.4 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2019, the market value of our shares exceeded the recorded book value, therefore goodwill is considered not impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, the Company’s market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

We currently operate 28 branch offices, and own additional real estate. In addition, a significant portion of our loan portfolio is secured by real property. In the course of our business, we may foreclose, accept deeds in lieu of foreclosure, or otherwise acquire real estate, and in doing so could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before acquiring title to any real property, these may not be sufficient to detect all potential environmental hazards. If we were to become subject to significant environmental liabilities, it could materially and adversely affect us.

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

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our bank regulators. Banking regulations requires us to perform due diligence, ongoing monitoring and maintain control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

We operate 28 full-service community banking offices located within the Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York. Eight offices are leased and the balance are owned by Peoples Bank.  Additionally, we operate a Limited Purpose Banking Office (“LPO”) located in and serving Schuylkill County, Pennsylvania.

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

Part II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2020 there were approximately 3,644 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

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

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2019:

				Total Number of	Maximum Number
				Shares Purchased	of Shares that may
				as Part of Publicly	yet be Purchased
	Total Number of		Average Price	Announced	Under the
Month Ending	Shares Purchased		Paid Per Share	Programs	Programs
October 31, 2019	280		$44.87		210,572
November 30, 2019		$			210,572
December 31, 2019		$			210,572

On February 1, 2019, our board of directors reauthorized a common stock repurchase plan whereby we were authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.  On February 28, 2020, our board of directors authorized a new common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the SNL Bank and Thrift Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2014, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2014, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Peoples Financial Services Corp.	100.00	79.12	104.47	102.87	100.20	118.04
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04

Source:  S& P Global Market Intelligence

©2020

Item 6.Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2019	2018	2017	2016	2015
Condensed statements of financial performance:
Interest income	$93,381	$84,661	$74,242	$68,984	$63,041
Interest expense	17,868	13,322	8,698	7,251	6,037
Net interest income	75,513	71,339	65,544	61,733	57,004
Provision for loan losses	6,100	4,200	4,800	5,000	3,700
Net interest income after provision for loan losses	69,413	67,139	60,744	56,733	53,304
Noninterest income	15,120	13,659	17,186	15,888	15,719
Noninterest expense	55,642	52,487	51,293	48,030	46,779
Income before income taxes	28,891	28,311	26,637	24,591	22,244
Provision for income tax expense	3,155	3,391	8,180	5,008	4,521
Net income	$25,736	$24,920	$18,457	$19,583	$17,723
Condensed statements of financial position:
Investment securities	$338,557	$278,334	$281,822	$269,927	$297,044
Net loans	1,915,563	1,801,887	1,674,105	1,517,004	1,327,890
Other assets	221,207	208,772	213,104	212,511	194,124
Total assets	$2,475,327	$2,288,993	$2,169,031	$1,999,442	$1,819,058
Deposits	$1,971,489	$1,875,022	$1,719,018	$1,588,757	$1,455,810
Short-term borrowings	152,150	86,500	123,675	82,700	38,325
Long-term debt	32,733	37,906	49,734	58,134	60,354
Other liabilities	19,945	10,951	11,628	13,233	15,801
Stockholders’ equity	299,010	278,614	264,976	256,618	248,768
Total liabilities and stockholders’ equity	$2,475,327	$2,288,993	$2,169,031	$1,999,442	$1,819,058
Per share data:
Net income	$3.48	$3.37	$2.50	$2.65	$2.36
Cash dividends declared	1.37	1.31	1.26	1.24	1.24
Stockholders’ equity	$40.47	$37.66	$35.82	$34.71	$33.57
Cash dividends declared as a percentage of net income	39.37%	38.87%	50.40%	46.79%	52.54%
Average common shares outstanding	7,395,429	7,397,797	7,395,837	7,396,716	7,516,451

Selected ratios (based on average balances):
Net income as a percentage of total assets	1.10%	1.12%	0.90%	1.02%	1.02%
Net income as a percentage of stockholders’ equity	8.87	9.21	7.02	7.64	7.13
Stockholders’ equity as a percentage of total assets	12.37	12.14	12.77	13.36	14.26
Tier I capital as a percentage of adjusted total assets	10.14	10.03	9.94	10.16	10.80
Net interest income as a percentage of earning assets	3.58	3.59	3.69	3.77	3.81
Loans, net, as a percentage of deposits	96.83%	99.55%	96.50%	95.81%	87.55%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	11.90%	11.95%	11.85%	12.49%	13.52%
Total capital as a percentage of risk-weighted assets	13.04	13.10	12.95	13.51	14.47
Allowance for loan losses as a percentage of loans, net	1.17	1.17	1.12	1.04	0.97
Nonperforming loans as a percentage of loans, net	0.52%	0.53%	0.67%	0.90%	0.86%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 21.0% for 2019 and 2018, and 35.0% for the years 2017, 2016, and 2015.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2019 versus 2018

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2018 versus 2017 contained in this Annual Report on Form 10-K.

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

Critical Accounting Policies:

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during those reporting periods.

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

Operating Environment:

The United States economy continued to show signs of expansion in 2019, as the real gross domestic product (“GDP”), the value of all goods and services produced in the nation, grew at an annual rate of 2.1 percent (estimated) in the fourth quarter. This followed third quarter growth of 2.1 percent in real GDP. The economy grew at a solid 2.3 percent for all of 2019. GDP grew at a rate of 2.9 percent in 2018 by comparison. The Federal Reserve Board’s Federal Open Market Committee (“FOMC”) decreased the federal funds rate three times in 2019 ending the year at a range of 1.50 percent to 1.75 percent. In lowering the key target range for the federal funds rate, the FOMC noted that the labor market remains strong and that economic activity has been rising at a moderate rate. Job gains have been solid and the unemployment rate has remained low. On the inflation front, it remains below the target rate of 2.0 percent and expectations for longer-term inflation remain little changed. The median forecast is for a federal funds rate of 1.3 percent by year-end 2020, implying that there will be one additional rate cut in 2020, although global events could influence the number of rate cuts.

On a national level, employment conditions improved in 2019. The civilian labor force increased 1.4 million, while the number of people employed increased 2.0 million in 2019. As a result, the annual unemployment rate for the U.S. fell in 2019 when compared to 2018. All sectors of employment, reported employment gains from the end of 2018.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2019 and 2018, are summarized as follows:

	2019	2018
United States	3.7%	3.9%
New York (statewide)	4.0	4.1
Pennsylvania (statewide)	4.1	4.3
Broome County	4.6	4.9
Bucks County	3.6	3.8
Lackawanna County	4.6	4.6
Lebanon County	3.7	3.8
Lehigh County	4.3	4.6
Luzerne County	5.4	5.4
Monroe County	5.1	5.3
Montgomery County	3.3	3.4
Northampton County	4.2	4.4
Schuylkill County	5.1	5.2
Susquehanna County	4.1	4.0
Wayne County	4.4	4.8
Wyoming County	4.6%	4.5%

Employment conditions improved for both the Commonwealth of Pennsylvania and New York State in 2019 as evidenced by a decrease in their respective unemployment rates. With respect to the markets we serve, the unemployment rate decreased in nine of the thirteen counties in which we have branches or ATM locations. The unemployment rate remained the same year over year in two of the remaining counties and increased nominally in the other two counties. The lowest unemployment rate in 2019, for all of the counties we serve, was Montgomery County at 3.3 percent.

With respect to the banking industry, net income for all FDIC-insured banks in 2019 totaled $233.1 billion, a decrease of $3.6 billion or 1.5 percent from 2018. Approximately 64.3 percent of all institutions reported higher net income in 2019, while only 3.6 percent reported net losses, up slightly from last year’s reported 3.2 percent unprofitable institutions. Loan loss provisions of $55.0 billion in 2019 were $5.0 billion or 10.0 percent more than banks set aside in 2018. Net interest income increased for the sixth year in a row, by $5.5 billion or 1.0 percent. Noninterest income was $1.7 billion or 0.6 percent below the level of 2018. Realized gains on sales of investments were $4.0 billion compared to $328.0 million in 2018. Total noninterest expense increased $6.6 billion or 1.4 percent comparing 2019 and 2018. The return on average assets for 2019 was 1.29 percent compared to 1.35 percent in 2018.

Currently, the global economy is experiencing what is called a “Black Swan” event with the onset of the coronavirus. On March 3, 2020, the FOMC voted unanimously to cut its overnight federal funds target range 50 basis points to 1.00 percent to 1.25 percent in an intra-meeting decision. In their statement accompanying the emergency policy action, the FOMC stated “the coronavirus poses evolving risks to economic activity.” The statement also noted “the fundamentals of the U.S. economy remain strong.” The expected economic impact of the coronavirus is growing and will result in disruptions to supply chains, weakness in demand and deterioration in financial conditions. If economic conditions worsen, the economy would likely face recessionary conditions resulting in the FOMC to cut rates more aggressively. Lower market rates may adversely impact bank earnings due to net interest margin compression as asset yields continue to re-price lower. Continuous expense control, sound balance sheet management and strong asset quality could offset some of the negative impact of the reduction in net interest margins.

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

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Peoples Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering checking accounts and money market accounts to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various non-maturity deposit accounts.

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

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies, including the Federal Reserve, the FDIC, and Pennsylvania Department of Banking and Securities, and undergo periodic examinations by such agencies.

Total assets, loans and deposits were $2.5 billion, $1.9 billion and $2.0 billion, respectively, at December 31, 2019. Total assets, loans and deposits grew 8.1 percent, 6.3 percent and 5.1 percent, respectively, compared to 2018 year-end balances.

The loan portfolio consisted of $1.5 billion of business loans, including commercial and commercial real estate loans, and $403.9 million in retail loans, including residential mortgage and consumer loans at December 31, 2019. Total investment securities were $338.6 million at December 31, 2019, including $330.5 million of investment securities classified as available-for sale and $7.7 million classified as held-to-maturity. Total deposits consisted of $463.2 million in noninterest-bearing deposits and $1.5 billion in interest-bearing deposits at December 31, 2019.

Stockholders’ equity equaled $299.0 million, or $40.47 per share, at December 31, 2019, and $278.6 million, or $37.66 per share, at December 31, 2018. Our equity to asset ratio was 12.08 percent and 12.17 percent at those respective period ends. Dividends declared for the 2019 amounted to $1.37 per share representing 39.4 percent of net income.

Nonperforming assets equaled $10.5 million or 0.54 percent of loans, net and foreclosed assets at December 31, 2019, an increase in balance but lower percentage when compared to $10.0 million or 0.55 percent at December 31, 2018. The allowance for loan losses equaled $22.7 million or 1.17 percent of loans, net, at December 31, 2019, compared to $21.4 million or 1.17 percent at year-end 2018. Loans charged-off, net of recoveries equaled $4.8 million or 0.26 percent of average loans in 2019, compared to $1.8 million or 0.10 percent of average loans in 2018.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2019, our portfolio consisted primarily of short-term U.S. Treasury and government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

During 2019 the FOMC cut the target federal funds rate three times. At their December 2019 meeting, the FOMC decided to maintain the target range for the federal funds rate at 1.50 percent to 1.75 percent.  The FOMC judges the current stance of monetary policy is appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s two percent target.  The Committee will access realized and expected economic conditions relative to its maximum employment objective and its two percent inflation objective to determine the timing and size of future adjustments to the target range for the federal funds rates.  Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury security. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt and taxable state and municipal obligations. The yield on the 2-year U.S. Treasury ranged from a low of 139 basis points to a high of 262 basis points during 2019 before ending the year at 1.58 percent. The yield on the 10-year U.S. Treasury ranged from a low of 147 basis points to a high of 279 basis points while ending 2019 at 1.92 percent. Since bond prices move inversely to yields, we experienced an increase in the aggregate fair value of our investment portfolio when comparing December 31, 2019 to December 31, 2018 due to lower market rates at year end 2019.  The net unrealized holding gains included in our available-for-sale investment portfolio were $1.8 million at December 31, 2019 compared to a loss of $3.3 million at December 31, 2018.  We reported net unrealized holding gain, included as a separate component of stockholders’ equity of $1.4 million, net of income taxes of $385 thousand, at December 31, 2019, and an unrealized holding loss of $2.6 million, net of income taxes of $683 thousand, at December 31, 2018. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2019, indicated that should general market rates increase by 100, 200 and 300 basis points, we would anticipate declines of 3.3 percent, 7.1 percent and 11.0 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities (Dollars in thousands)

	2019		2018		2017
December 31,	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$24,128	7.13%	$25,592	9.20%	19,814	7.03
U.S. government-sponsored enterprises	87,110	25.73	92,818	33.35	$93,648	33.23%
State and municipals:
Taxable	34,898	10.31	13,853	4.98	15,047	5.34
Tax-exempt	67,015	19.79	92,809	33.34	110,692	39.28
Residential mortgage-backed securities:
U.S. government agencies	8,501	2.51	12,671	4.55	14,488	5.14
U.S. government-sponsored enterprises	103,621	30.60	34,261	12.31	21,892	7.77
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,861	3.80	6,039	2.17	6,195	2.20
Common equity securities	423	0.13	291	0.10	46	0.01
Total	$338,557	100.00%	$278,334	100.00%	$281,822	100.00%

Investment securities increased $60.3 million, to $338.6 million at December 31, 2019, from $278.3 million at December 31, 2018. At December 31, 2019, the investment portfolio consisted of $330.5 million of investment securities classified as available-for-sale and $7.7 million classified as held-to-maturity. Investment cash flow was directed back into the investment portfolio primarily during the third and fourth quarters of 2019.  Additionally during the fourth quarter, $55.0 of residential mortgage-backed securities were purchased with overnight borrowings to mitigate interest rate risk in a flat or down rate environment.  Security purchases totaled $124.5 million in 2019, with purchases consisting of longer term taxable and tax-exempt municipal securities and mortgage-backed securities. Investment purchases in 2018 amounted to $32.7 million.

Repayments of investment securities totaled $58.2 million in 2019 and $32.0 million in 2018. During 2019, the Company sold $9.7 million of low-yielding short-term municipal bonds resulting in a gain of $23 thousand.  The proceeds were used to reinvest back into longer duration and higher yielding bonds.  There were no sales of investment securities during 2018.  We continually analyze the investment portfolio with respect to its exposure to various risk elements.

The composition of our investment portfolio changed during 2019 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. government-sponsored enterprise securities comprised 32.9 percent of our total portfolio at year-end 2019 compared to 42.5 percent at the end of 2018.  Tax-exempt municipal obligations declined as a percentage of the total portfolio to 19.8 percent at year-end 2019 from 33.3 percent at the end of 2018 due to the sale of $9.7 million, maturities and bond calls. The weighted average life of the investment portfolio lengthened to 3.7 years at December 31, 2019 from 3.5 years at year end 2018, while the effective duration of the investment portfolio increased to 3.6 years at December 31, 2019 from 2.6 years at December 31, 2018.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2019, 2018 and 2017. For additional information related to OTTI refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $279.4 million and equaled 13.0 percent of average earning assets in 2019, compared to $281.7 million and 13.8 percent of average earning assets in 2018. The tax-equivalent yield on the investment portfolio decreased thirteen basis points to 2.47 percent in 2019 from 2.60 percent in 2018.  The decrease in the tax-equivalent yield is due primarily to cash flow from maturing and called bonds being reinvested into lower market rates.

At December 31, 2019 and 2018, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2019, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities (Dollars in thousands)

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2019	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$5,498	1.62%	$18,630	1.98%					$24,128	1.90%
U.S. government-sponsored enterprises	23,098	1.47	60,726	1.68			$3,286	2.24%	87,110	1.65
State and municipals:
Taxable	3,589	3.70	4,163	4.46	$15,054	2.65%	12,092	2.42	34,898	2.88
Tax-exempt	8,987	2.38	24,758	2.15	5,212	3.88	28,058	3.52	67,015	2.88
Residential mortgage-backed securities:
U.S. government agencies	1,463	1.71	2,307	1.88	231	2.02	4,500	3.53	8,501	—
U.S. government-sponsored enterprises	148	1.58	4,791	2.16	12,301	2.78	86,381	2.80	103,621	—
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises			6,272	2.28	6,589	2.64			12,861	2.46
Total	$42,783	1.87%	$121,647	1.97%	$39,387	2.84%	$134,317	2.92%	$338,134	2.44%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio (Dollars in thousands)

	2019		2018		2017		2016		2015
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$522,957	26.98%	$494,134	27.10%	$476,199	28.12%	$408,814	26.67%	$365,767	27.28%
Real estate:
Commercial	1,011,423	52.18	907,803	49.79	786,210	46.44	700,144	45.67	567,277	42.30
Residential	301,378	15.55	299,876	16.45	287,935	17.01	289,781	18.90	306,218	22.84
Consumer	102,482	5.29	121,453	6.66	142,721	8.43	134,226	8.76	101,603	7.58
Total loans	1,938,240	100.00%	1,823,266	100.00%	1,693,065	100.00%	1,532,965	100.00%	1,340,865	100.00%
Less: allowance for loan loss	22,677		21,379		18,960		15,961		12,975
Net loans	$1,915,563		$1,801,887		$1,674,105		$1,517,004		$1,327,890

Total loans increased $115.0 million or 6.3 percent in 2019 to $1.9 billion at December 31, 2019. Business loans, including commercial loans and commercial real estate loans, were $1.5 billion or 79.2 percent of total loans at December 31, 2019, and $1.4 billion or 76.9 percent at year-end 2018. Residential mortgages and consumer loans totaled $403.9 million or 20.8 percent of total loans at year-end 2019 and $421.3 million or 23.1 percent at year-end 2018. Loan growth remained strong throughout 2019.  Total loans grew at an annual rate of 6.3 percent in 2019 which includes $18.2 million of run-off in our indirect automobile portfolio due to pricing changes.  The majority of the increase in loans in 2019 was primarily attributable to the continued growth fostered by our entrance into the Lehigh Valley market during the fourth quarter of 2014 by establishing a community banking office with a dedicated team of commercial and retail lenders. We have expanded our presence in the greater Lehigh Valley with the addition of two community banking offices, the most recent during the third quarter of 2017, complemented with additional lending teams to continue the growth.  Additional growth was attained through our entrance into the King of Prussia market initially by establishing a loan production office and then by opening a retail branch in the fourth quarter of 2016. The remainder of such growth was generated from improved demand for business lending in existing markets. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we continue to be well received in these new markets as we are in our existing markets.

Loans averaged $1.9 billion in 2019, compared to $1.8 billion in 2018. Taxable loans averaged $1.7 billion, while tax-exempt loans averaged $139.0 million in 2019. Due to improving loan demand, the loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 86.6 percent in 2019, an increase from 86.1 percent in 2018.

The tax-equivalent yield on our loan portfolio increased 20 basis points to 4.71 percent in 2019 from 4.51 percent in 2018 due to higher yields on new loan originations during the first half of 2019 and the repricing higher of floating and adjustable rate loans due to the increase in market rates during 2018.  In 2019, we decreased our prime lending rate three times in response to the FOMC cutting its targeted federal funds rate.  Our prime rate ended the year at 4.75%.  The lower prime rate has resulted in lower loan yields commencing in the third quarter of 2019 which can be evidenced by evaluating quarterly loan yields, which ranged from 4.72 percent in the first quarter to 4.62 percent in the fourth quarter.  The yield on the loan portfolio may continue to be under pressure as repayments on loans are replaced with new originations at current market rates, floating and adjustable rate loans continue to reprice lower, and competition continues to prompt more aggressive pricing for high quality fixed rate intermediate term loans thus providing downward momentum in loan yields.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2019, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio (Dollars in thousands)

	Within one	After one but	After five
December 31, 2019	year	within five years	years	Total
Maturity schedule:
Commercial	$181,071	$183,794	$158,092	$522,957
Real estate:
Commercial	196,945	552,236	262,242	1,011,423
Residential	74,162	160,066	67,150	301,378
Consumer	46,861	54,576	1,045	102,482
Total	$499,039	$950,672	$488,529	$1,938,240

Predetermined interest rates	$200,571	$456,589	$164,895	$822,055
Floating or adjustable interest rates	298,468	494,083	323,634	1,116,185
Total	$499,039	$950,672	$488,529	$1,938,240

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

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Market interest rates fell during the final six months of 2019 as the FOMC cut the targeted federal funds rate three times.  Given our IRR to flat or falling rates, we placed emphasis on originating longer-term fixed-rate and adjustable-rate loans with interest rate floors. Fixed-rate loans represented 42.4 percent of the loan portfolio at December 31, 2019, compared to floating or adjustable-rate loans at 57.6 percent. Approximately 43.4 percent of the loan portfolio is expected to reprice within the next 12 months.

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

Loan concentrations are considered to exist when the total amount of loans to any one borrower, or a multiple number of borrowers engaged in similar business activities or having similar characteristics, exceeds 25.0 percent of capital outstanding in any one category. We provide deposit and loan products and other financial services to individual and corporate customers in our current market area. There are no significant concentrations of credit risk from any individual counterparty or groups of counterparties, except for geographic concentrations in our market area.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments (Dollars in thousands)

December 31	2019	2018	2017
Commitments to extend credit	$290,517	$294,122	$324,984
Unused portions of lines of credit	52,168	51,790	56,244
Commercial letters of credit	45,018	33,275	23,387
Total	$387,703	$379,187	$404,615

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $45 thousand and $56 thousand at December 31, 2019 and 2018. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2019. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	December 31, 2019
			Over One Year	Over Three Years
		One Year or	Through	Through
(Dollars in thousands)	Total	Less	Three Years	Five Years	Over Five Years
Contractual Obligations:
Time Deposits	$369,519	$264,824	$64,173	$33,834	$6,688
Short-term borrowings	152,150	152,150
FHLB advances	32,733	17,963	14,215	555
Operating leases	8,227	597	1,174	943	5,513
Total	$562,629	$435,534	$79,562	$35,332	$12,201
Other commitments:
Commitments to extend credit	$342,685	$289,266	$1,251	$	$52,168
Standby letters of credit	45,018	45,018
Total	$387,703	$334,284	$1,251	$	$52,168

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

With respect to lending procedures, lenders and our credit underwriters must determine the borrower’s ability to repay their loans based on prevailing and expected market conditions prior to requesting approval for the loan. The Bank’s board of directors establishes and reviews, at least annually, the lending authority for certain senior officers, loan underwriters and branch personnel. Credit approvals beyond the scope of these individual authority levels are forwarded to a loan committee. This committee, comprised of certain members of senior management, review credits to monitor the quality of the loan portfolio through careful analysis of credit applications, adherence to credit policies and the examination of outstanding loans and delinquencies. These procedures assist in the early detection and timely follow-up of problem loans.

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

Distribution of nonperforming assets (Dollars in thousands)

December 31	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial	$3,336	$776	$860	$934	$1,632
Real estate:
Commercial	2,765	2,328	3,454	7,016	1,680
Residential	1,144	2,574	2,994	2,961	4,424
Consumer	261	212	177	155	148
Total nonaccrual loans	7,506	5,890	7,485	11,066	7,884
Troubled debt restructured loans:
Commercial	1,302	1,438	1,577	1,150
Real estate:
Commercial	283	719	836	141	2,325
Residential	608	622	661	618	536
Total troubled debt restructured loans	2,193	2,779	3,074	1,909	2,861
Accruing loans past due 90 days or more:
Real estate:
Commercial		73
Residential	378	850	548	558	525
Consumer			186	286	238
Total accruing loans past due 90 days or more	378	923	734	844	763
Total nonperforming loans	10,077	9,592	11,293	13,819	11,508
Foreclosed assets	450	376	284	393	957
Total nonperforming assets	$10,527	$9,968	$11,577	$14,212	$12,465
Nonperforming loans as a percentage of loans, net	0.52%	0.53%	0.67%	0.90%	0.86%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.54%	0.55%	0.68%	0.93%	0.93%

Our nonperforming assets increased $559 thousand or 5.6 percent at December 31, 2019 when compared to the end of 2018, however, we experienced improvement in our asset quality ratios as evidenced by a decrease in nonperforming assets as a percentage of loans, net and foreclosed assets to 0.54 percent from 0.55 percent, and nonperforming loans as a percentage of loans, net to 0.52 percent from 0.53 percent. The increase in balances resulted from a $1.6 million increase in nonaccrual loans due to the addition of one large commercial relationship and an increase in foreclosed assets of $0.1 million.  A decrease of $0.6 million in troubled debt restructured loans due to the charge-off of $0.3 million of commercial real estate loans coupled with principal payments received on outstanding loans and a decrease of $0.6 million of accruing loans past due ninety days partially offset the increases.  For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses including charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses (Dollars in thousands)

December 31	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of period	$21,379	$18,960	$15,961	$12,975	$10,338
Loans charged-off:
Commercial	3,314	154	173	776	246
Real estate:
Commercial	817	1,250	706	858	325
Residential	477	405	533	339	523
Consumer	459	545	737	495	333
Total	5,067	2,354	2,149	2,468	1,427
Loans recovered:
Commercial	69	137	20	86	77
Real estate:
Commercial	1	136	124	122	144
Residential	29	98	44	69	26
Consumer	166	202	160	177	117
Total	265	573	348	454	364
Net loans charged-off	4,802	1,781	1,801	2,014	1,063
Provision for loan losses	6,100	4,200	4,800	5,000	3,700
Allowance for loan losses at end of period	$22,677	$21,379	$18,960	$15,961	$12,975

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.26%	0.10%	0.11%	0.14%	0.08%
Allowance for loan losses as a percentage of period end loans	1.17%	1.17%	1.12%	1.04%	0.97%

The allowance for loan losses increased $1.3 million to $22.7 million at December 31, 2019, from $21.4 million at the end of 2018. The increase resulted from a provision for loan losses of $6.1 million less net loans charged-off of $4.8 million. The charge-offs for fiscal 2019 primarily occurred in the fourth quarter. We charged-off $3.3 million of commercial loans in 2019 substantially all of which were in the fourth quarter. Included in this amount was $2.3 million related to certain small business lines of credit in our Greater Delaware Valley market and $1.0 million of other commercial loan relationships.

In March 2020, we identified certain issues with a group of small business lines of credit, all of which had been originated by one of our lenders. All of these lines of credit were subject to credit review at origination and were considered satisfactory at such time.  As a number of these lines of credit entered our annual renewal process, we identified changes in the credit quality of the borrowers which warranted action.  We commenced a full review of this lender’s portfolio, as well as a review of other loans in our portfolio with similar characteristics.  As a result of our review, we determined a number of the small business lines of credit originated by the particular lender to be impaired and collection doubtful at December 31, 2019. As such, we have charged-off $2.3 million of these loans and established a specific reserve of $0.3 million on one other line of credit retrospectively to December 31, 2019.  All remaining small business commercial lines of credit for this lender were downgraded to special mention.  We believe that all of the other loans in our portfolio with similar characteristics that were subject to our review were properly reflected in our allowance methodology at December 31, 2019.

There was one large commercial real estate credit charged-off in the second quarter of 2018 totaling $1.1 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.17 percent at the end of 2019 and 2018, respectively.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off increased $3.0 million to $4.8 million in 2019 from $1.8 million in 2018. Net charge-offs, as a percentage of average loans outstanding, equaled 0.26 percent in 2019 and 0.10 percent in 2018.

Allocation of the allowance for loan losses (Dollars in thousands)

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2019		2018		2017		2016		2015
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Allocated allowance:
Specific:
Commercial	$363	0.24%	$50	0.12%	$159	0.15%	$225	0.18%	$759	0.16%
Real Estate:
Commercial	279	0.16	403	0.17	263	0.25	1,197	0.47	233	0.40
Residential	135	0.11	666	0.23	336	0.22	520	0.23	1,138	0.37
Consumer			60	0.01	8	0.01			117	0.01
Total specific	777	0.51	1,179	0.53	766	0.63	1,942	0.88	2,247	0.94
Formula:
Commercial	6,525	26.74	5,466	26.98	4,893	27.98	3,574	26.49	2,283	27.12
Real Estate:
Commercial	11,217	52.03	10,333	49.62	7,285	46.19	4,650	45.21	4,012	41.90
Residential	3,091	15.44	3,226	16.22	4,644	16.78	4,187	18.67	2,944	22.47
Consumer	1,067	5.28	1,175	6.65	1,372	8.42	1,608	8.75	1,466	7.57
Total formula	21,900	99.49	20,200	99.47	18,194	99.37	14,019	99.12	10,705	99.06
Total allocated allowance	22,677	100.00%	21,379	100.00%	18,960	100.00%	15,961	100.00%	12,952	100.00%
Unallocated allowance									23
Total	$22,677		$21,379		$18,960		$15,961		$12,975

The allocated element of the allowance for loan losses account increased $1.3 million to $22.7 million at December 31, 2019, compared to $21.4 million at December 31, 2018. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $402 thousand to $777 thousand at December 31, 2019, from $1.2 million at December 31, 2018 and the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $1.7 million to $21.9 million at December 31, 2019, from $20.2 million at December 31, 2018. The decrease in the specific portion of the allowance was a result of a decrease in measured impairment for collateral dependent loans.  The increase in the formula portion was primarily the result of a significant increase in volume and an increase in the historical loss factor for commercial loans, due to the increase in charge-offs during 2019.

There was no unallocated element of the total allowance for loan losses at December 31, 2019.  As is inherent with all estimates, the allowance for loan losses methodology is subject to a certain level of imprecision as it provides reasonable, but not absolute, assurance that the allowance will be able to absorb probable losses, in their entirety, as of the financial statement date.  Factors, among others, including judgments made in identifying those loans considered impaired, appraisals of collateral values and measurements of certain qualitative factors, all cause this imprecision and support the establishment of the unallocated element.

The coverage ratio, the allowance for loan losses account, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 225.0 percent at December 31, 2019 and 222.9 percent at December 31, 2018. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2019.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $96.5 million or 5.1 percent to $2.0 billion at the end of 2019. Total deposits include $23.0 million of brokered certificates of deposit. Noninterest-bearing deposits grew $53.0 million or 12.9% while interest-bearing deposits increased $43.5 million or 3.0% in 2019. Noninterest-bearing deposits represented 23.5 percent of total deposits while interest-bearing deposits accounted for 76.5 percent of total deposits at December 31, 2019. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 21.9 percent and 78.1 percent of total deposits at year end 2018. With regard to noninterest-bearing deposits, personal checking accounts increased $10.4 million or 5.1 percent, while commercial checking accounts increased $42.7 million or 20.5 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the increase in short-term market rates.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $10.2 million in 2019. Commercial interest-bearing transaction accounts decreased $3.4 million, while personal interest-bearing transaction accounts increased $21.5 million. Savings accounts decreased $7.9 million during 2019 as price sensitive depositors shifted balances to more attractive premium rates being offered on time deposits by us and our competitors.  The strong growth in our non-maturity deposits was due to continuing our strategic initiative to grow our public fund deposits and our continued penetration in our expansion markets. Total time deposits increased $33.3 million to $369.5 million at December 31, 2019 from $336.2 million at December 31, 2018. The increase was primarily due to rate conscious consumer and commercial depositors seeking higher yields.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution (Dollars in thousands)

	2019		2018		2017
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$349,668	1.31%	$296,331	0.86%	$262,292	0.55%
NOW accounts	394,494	0.75	388,334	0.60	345,383	0.45
Savings accounts	380,175	0.13	389,557	0.13	398,104	0.13
Time deposits	367,666	1.90	291,499	1.36	282,617	1.05
Total interest-bearing	1,492,003	1.01%	1,365,721	0.68%	1,288,396	0.50%
Noninterest-bearing	434,676		395,287		361,386
Total deposits	$1,926,679		$1,761,008		$1,649,782

Total deposits averaged $1.9 billion in 2019 and $1.8 billion in 2018, increasing $165.7 million or 9.4 percent comparing 2019 to 2018. Average noninterest-bearing deposits increased $39.4 million, while average interest-bearing accounts grew $126.3 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $50.1 million while average total time deposits increased $76.2 million when comparing 2019 and 2018.

Our cost of interest-bearing deposits increased 33 basis points to 1.01 percent in 2019 from 0.68 percent in 2018. Specifically, the cost of money market accounts increased 45 basis points to 1.31 percent from 0.86 percent and NOW accounts increased 15 basis points while the cost of time deposits increased 54 basis points to 1.90 percent comparing 2019 and 2018. The increases to the cost of interest-bearing transaction deposits and time deposits was the result of the increase in short-term market rates resulting from the FOMC’s action to raise the targeted federal funds rate four times during 2018 and the continued elevated short term market rates as the yield curve remains flat despite the FOMC’s action in the second half of 2019 to cut the federal funds rate three times.  In response to the FOMC’s actions in 2019, we have decreased rates on time deposits and engaged in an initiative to reduce premium rates being paid to retain our core deposit relationships both in our legacy market and expansion markets in order to reduce our overall deposit costs.

Volatile deposits, time deposits $100 or more, averaged $230.6 million in 2019, an increase of $83.5 million or 56.8 percent from $147.1 million in 2018. Our average cost of these funds increased 63 basis points to 2.16 percent in 2019, from 1.53 percent in 2018. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 thousand or more, which entirely consist of certificates of deposits, for the past three years are summarized as follows:

Maturity distribution of time deposits $100 thousand or more (Dollars in thousands)

December 31	2019	2018	2017
Within three months	$72,825	$27,659	$26,009
After three months but within six months	80,707	21,546	24,569
After six months but within twelve months	46,582	48,904	49,852
After twelve months	56,144	124,933	56,461
Total	$256,258	$223,042	$156,891

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB-Pgh. During the first six months of 2019 we relied on this type of funding due to seasonal outflows of municipal deposits.  As deposit balances surged during the third quarter of 2019 due to increases in commercial and municipal accounts, short-term borrowings with the FHLB were paid down to zero.  At year end 2019, strong loan growth and growth of the investment portfolio resulted in utilization of the credit facility. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The FOMC cut the federal funds target rate 75 basis points during 2019 to a targeted range of 1.50 to 1.75 percent after raising the target rate 100 basis points during 2018 from historically low levels.  The timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’

evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2019.

The Asset/Liability Committee (“ALCO”), comprised of members of our bank’s board of directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes several computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate sensitive assets (“RSA”), rate sensitive liabilities (“RSL”) and overall operating results and financial position.

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

Interest rate sensitivity (Dollars in thousands)

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2019	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$4,210				$4,210
Investment securities	20,461	$60,474	$172,748	$84,874	338,557
Total loans	532,439	309,668	884,644	211,489	1,938,240
Loans held for sale	986				986
Total rate-sensitive assets	$558,096	$370,142	$1,057,392	$296,363	$2,281,993
Rate-sensitive liabilities:
Money market accounts	$365,463				$365,463
NOW accounts	152,043		$250,956		402,999
Savings accounts			370,270		370,270
Time deposits less than $100 thousand	16,769	$41,995	48,945	$5,552	113,261
Time deposits $100 thousand or more	72,825	127,289	54,077	2,067	256,258
Short-term borrowings	145,850	6,300			152,150
Long-term debt	496	17,524	14,713		32,733
Total rate-sensitive liabilities	$753,446	$193,108	$738,961	$7,619	$1,693,134
Rate-sensitivity gap:
Period	$(195,350)	$177,034	$318,431	$288,744
Cumulative	$(195,350)	$(18,316)	$300,115	$588,859
RSA/RSL ratio:
Period	0.74	1.92	1.43	38.90
Cumulative	0.74	0.98	1.18	1.35	1.35

At December 31, 2019, we had cumulative one-year RSA/RSL ratio of 0.98, a slightly negative gap, but manageable position. At December 31, 2018, we had cumulative one-year RSA/RSL of 1.07, a positive gap.  As previously mentioned, a negative gap indicated that if interest rates increase, our earnings would likely be adversely impacted.

Given the current economic conditions and the action of the FOMC to cut short-term rates during the second half of 2019 and the uncertainty of future actions to either cut or raise short-term rates in 2020, the focus of ALCO has been to maintain a well-balanced IRR position in order to safeguard future earnings from potential risk to falling interest rates. During 2019 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged or down through the origination of five year fixed rate loans and the investment in longer term, fixed rate municipal securities and longer duration  U.S. government-sponsored mortgage-backed securities.  ALCO will continue to focus efforts on strategies in 2020 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $168.5 million or 21.7 percent increase in RSL coupled with a $91.9 million or 11.0 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $102.0 million increase in time deposits $100 thousand or more and an increase in short-term borrowings of $65.6 million.  The majority of the increase in the time deposit balances is due to rate sensitive customers seeking higher rates with terms less than twelve months.  The increase in short-term borrowings was due to purchasing $55.0 million of mortgage-backed securities with short-term funding during the fourth quarter of 2019.

With respect to the increase in RSA maturing or repricing within a twelve month time horizon, loans, net increased $64.3 million while investment securities increased $22.5 million. The increase in total loans, net of unearned income, resulted from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term. The increase in investment securities was due to higher prepayment estimates as a result of the FOMC’s action to cut the targeted federal funds rate during 2019 and the flat yield curve.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2020, would decrease at 0.9 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2020 and employ deposit and loan pricing strategies and direct the reinvestment of loan and investment payments and prepayments in order to maintain our target IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2019, our maximum borrowing capacity with the FHLB-Pgh was $723.6 million of which $184.9 million was outstanding in borrowings and $185.7 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We maintain a contingency funding plan to address liquidity in the event of a funding crisis. Examples of some of the causes of a liquidity crisis include, among others, natural disasters, war, events causing reputational harm and severe and prolonged asset quality problems. The plan recognizes the need to provide alternative funding sources in times of crisis that go beyond our core deposit base. As a result, we have created a funding program that ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. Identified alternative funding sources include:

•	FHLB-Pgh liquidity contingency line of credit;
•	Federal Reserve discount window;
•	Internet certificates of deposit;
•	Brokered deposits;
•	Institutional Deposit Corporation deposits;
•	Repurchase agreements; and
•	Federal funds purchased.

We have increased our borrowing capacity at the Federal Reserve by establishing a borrower-in-custody of collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve.  At December 31, 2019 our borrowing capacity at the Federal Reserve related to this program was $191.0 million and there were no amounts outstanding.

Based on our liquidity position at December 31, 2019, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2019. At December 31, 2019, our noncore funds consisted of time deposits in denominations of $100 thousand or more, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2019, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 17.8 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 14.4 percent. Comparatively, our ratios equaled 15.0 percent and 6.3 percent at the end of 2018, which indicated an increase in our reliance on noncore funds in 2019. Moreover, our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 5.7 percent at December 31, 2019, from 4.1 percent at December 31, 2018. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents decreased $1.5 million for the year ended December 31, 2019. For the year ended December 31, 2018, cash and cash equivalents decreased $4.9 million. During 2019, cash provided by operating and financing activities were more than offset by cash used in investing activities.

 Operating activities provided net cash of $37.1 million in 2019 and $32.6 million in 2018. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $146.2 million in 2019. Net cash provided by financing activities was $97.3 million in 2018. Deposit gathering, which is our predominant financing activity, increased in both 2019 and 2018. Deposit gathering provided a net cash inflow in 2019 of $96.5 million and $156.0 million in 2018. Short-term borrowings increased net cash by $65.6 million in 2019 while a net decrease in short-term borrowings of $37.2 million reduced net cash provided by financing activities in 2018. Deposit gathering in 2019 was also partially offset by a $5.2 million net decrease in long-term debt as well as cash dividends paid of $10.1 million. In 2018, deposit gathering was partially offset by $11.8 million repayments of long-term debt and cash dividends paid of $9.7 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $184.7 million in 2019. Net cash used in investing activities was $134.8 million in 2018. Net cash used in lending activities was $120.0 million in 2019, a decrease from $141.3 million in 2018. Activities related to our investment portfolio used net cash of $66.3 million in 2019 and $0.7 million in 2018.

We anticipate maintaining a relatively stable liquidity position in 2020. Our continued growth in the expanding Lehigh Valley and King of Prussia markets coupled with our maturing Lebanon County office and expected expansion into Bucks County is expected to produce strong loan demand throughout 2020. We expect to fund such demand through deposit gathering initiatives, payments and prepayments on loans and investments and advances from the FHLB. Moreover, if economic conditions were to weaken it may result in increased interest in bank deposits, as consumers seek safety for their balances.  However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments in the market. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2020.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 11.9 percent and 12.0 percent at December 31, 2019 and 2018, respectively. Our Total capital ratio was 13.0 percent and 13.1 percent at December 31, 2019 and 2018, respectively. Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 11.9 percent and 11.6 percent at December 31, 2019 and 12.0 percent and 11.6 percent at December 31, 2018.  Our Leverage ratio, which equaled 10.1 percent at December 31, 2019 and 10.0 percent at December 31, 2018, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 11.6 percent, 12.8 percent and 9.9 percent at December 31, 2019, and 11.6 percent, 12.8 percent and 9.8 percent at December 31, 2018. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2019. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $299.0 million or $40.47 per share at December 31, 2019, and $278.6 million or $37.66 per share at December 31, 2018. Stockholders’ equity grew $20.4 million in 2019 as net income and a decrease in accumulated other comprehensive loss partially offset the payment of dividends.

We declared dividends of $1.37 per share in 2019, $1.31 per share in 2018, and $1.26 per share in 2017. The dividend payout ratio, dividends declared as a percent of net income, equaled 39.4 percent in 2019, 38.9 percent in 2018 and 50.4 percent in 2017. Our board of directors intends to continue paying cash dividends in the future. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, appropriate dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases.  During 2019 we repurchased and retired 14,428 shares for $634 thousand under the then current plan.  There were no purchases of our outstanding common stock during 2018 or 2017.

Review of Financial Performance:

Net income was $25.7 million or $3.48 per share in 2019 and $24.9 million or $3.37 per share in 2018. The increase in earnings in 2019 is the result of higher net interest income of $4.2 million due to growth of our earning assets and higher noninterest income of $1.5 million which were partially offset by an increase of $1.9 million in the provision for loan losses and higher noninterest expenses of $3.2 million. The results for 2018 include a $0.3 million net gain on the sale of our credit card portfolio. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.10 percent and 8.87 percent for the year ended December 31, 2019. ROAA was 1.12 percent and ROAE was 9.21 percent for the year ended December 31, 2018.

Tax-equivalent net interest income, a non-GAAP measure, was $77.2 million in 2019 and $73.0 million in 2018. Our net interest margin equaled 3.58 percent in 2019 and 3.59 percent in 2018. Noninterest income totaled $15.1 million in 2019 and $13.7 million in 2018. Noninterest expense was $56.0 million for the year ended December 31, 2019 compared to

$52.5 million for the year ended December 31, 2018. Our productivity is measured by the operating efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 59.6 percent in 2019 and 59.8 percent in 2018.

Non-GAAP Financial Measures (Dollars in thousands)

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2019 and 2018, and 35% for 2017.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2019, 2018 and 2017:

Year ended December 31	2019	2018	2017
Interest income (GAAP)	$93,381	$84,661	$74,242
Adjustment to FTE	1,644	1,672	3,317
Interest income adjusted to FTE (non-GAAP)	95,025	86,333	77,559
Interest expense	17,868	13,322	8,698
Net interest income adjusted to FTE (non-GAAP)	$77,157	$73,011	$68,861

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2019, 2018, and 2017:

Year ended December 31	2019	2018	2017
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$55,642	$52,487	$51,293
Less: amortization of intangible assets expense	730	881	1,034
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	54,912	51,606	50,259

Net interest income (GAAP)	75,513	71,339	65,544
Plus: taxable equivalent adjustment	1,644	1,672	3,317
Noninterest income (GAAP)	15,120	13,659	17,186
Less: net gains on equity securities	132	14
Less: net gains on sale of assets	23	291	2,278
Net interest income (FTE) plus noninterest income (non-GAAP)	$92,122	$86,365	$83,769

Efficiency ratio (non-GAAP)	59.6%	59.8%	60.0%

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

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been very challenging for the banking industry. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may stabilize or worsen given the uncertainty of the national and global economies, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. Therefore, we believe through prudent deposit and loan pricing practices, careful investing, and constant monitoring of nonperforming assets, our net interest margin will remain strong.

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

Net interest income changes due to rate and volume (Dollars in thousands)

	2019 vs 2018			2018 vs 2017
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$8,136	$3,469	$4,667	$9,406	$2,735	$6,671
Tax-exempt	813	320	493	(225)	(770)	545
Investments:
Taxable	505	22	483	884	502	382
Tax-exempt	(941)	(202)	(739)	(1,294)	(929)	(365)
Interest-bearing deposits	57	1	56	3	3
Federal funds sold	122		122
Total interest income	8,692	3,610	5,082	8,774	1,541	7,233
Interest expense:
Money market accounts	2,028	1,507	521	1,121	915	206
NOW accounts	609	571	38	783	573	210
Savings accounts	9	21	(12)	(16)	(5)	(11)
Time deposits less than $100	276	368	(92)	21	167	(146)
Time deposits $100 or more	2,727	1,143	1,584	988	738	250
Short-term borrowings	(1,096)	617	(1,713)	1,837	921	916
Long-term debt	(7)	71	(78)	(110)	71	(181)
Total interest expense	4,546	4,298	248	4,624	3,380	1,244
Net interest income - non-GAAP	$4,146	$(688)	$4,834	$4,150	$(1,839)	$5,989

Tax-equivalent net interest income, a non-GAAP measure, was $77.2 million in 2019 and $73.0 million in 2018. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $4.8 million. A rate variance resulted in a decrease in net interest income of $0.7 million.

Average earning assets increased $119.2 million to $2,154.5 million in 2019 from $2,035.3 million in 2018 and accounted for a $5.1 million increase in interest income. Average loans, net increased $112.4 million, which caused interest income to increase $5.2 million. Average taxable investments increased $21.6 million comparing 2019 and 2018, which resulted in increased interest income of $483 thousand while average tax-exempt investments decreased $23.8 million, which resulted in a decrease to interest income of $739 thousand.

Average interest-bearing liabilities rose $52.5 million to $1,600.2 million in 2019 from $1,547.7 million in 2018 resulting in a net increase in interest expense of $248 thousand. Large denomination time deposits averaged $83.6 million more in 2019 and caused interest expense to increase $1.6 million.  A decrease of $7.4 million in average time deposits less than $100 thousand reduced interest expense by $92 thousand. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $50.1 million, which in aggregate caused a $547 thousand increase in interest expense. Short-term borrowings averaged $70.9 million less and decreased interest expense $1.7 million while long-term debt averaged $2.9 million less and decreased interest expense by $78 thousand comparing 2019 and 2018.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased 17 basis points while there was a 26 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $688 thousand comparing 2019 and 2018. The tax-equivalent yield on earning assets was 4.41 percent in 2019 compared to 4.24 percent in 2018 resulting in an increase in interest income of $3.6 million. With the tax-equivalent yield on the investment portfolio decreasing 13 basis points to 2.47 percent in 2019 from 2.60 percent in 2018, interest income decreased $180 thousand. The tax-equivalent yield on the loan portfolio increased 20 basis points to 4.71 percent in 2019 from 4.51 percent in 2018 and resulted in an increase to interest income of $3.8 million.

An unfavorable rate variance was experienced in the cost of funds. We experienced increases in the rates paid on all major categories of interest-bearing liabilities with the exception of savings accounts. Specifically, the cost of money market and NOW accounts increased 45 basis points and 15 basis points comparing 2019 and 2018. These increases resulted in an increase in interest expense of $2.1 million. The cost of savings accounts remained level at 13 basis points and had no significant change in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand increased 27 basis points while time deposits $100 thousand or more increased 63 basis points, which together resulted in a $1.5 million increase in interest expense. The average rate paid on short-term borrowings increased 56 basis points in 2019 when compared to 2018, causing a $617 thousand increase in interest expense. Interest expense increased $71 thousand from a 15 basis point increase in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2019 and 2018, and 35.0 percent in 2017.

 Summary of net interest income (Dollars in thousands)

	2019			2018
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,726,582	$82,488	4.78%	$1,627,062	$74,352	4.57%
Tax-exempt	138,975	5,454	3.92	126,088	4,641	3.68
Investments:
Taxable	201,743	4,519	2.24	180,182	4,014	2.23
Tax-exempt	77,693	2,377	3.06	101,475	3,318	3.27
Interest-bearing deposits	3,493	65	1.86	478	8	1.67
Federal funds sold	6,023	122	2.03
Total interest earning assets	2,154,509	95,025	4.41%	2,035,285	86,333	4.24%
Less: allowance for loan losses	22,145			20,013
Other assets	212,989			213,617
Total assets	$2,345,353			$2,228,889
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$349,668	4,583	1.31%	$296,331	2,555	0.86%
NOW accounts	394,494	2,941	0.75	388,334	2,332	0.60
Savings accounts	380,175	496	0.13	389,557	487	0.13
Time deposits less than $100	137,059	1,995	1.46	144,445	1,719	1.19
Time deposits $100 or more	230,607	4,980	2.16	147,054	2,253	1.53
Short-term borrowings	62,941	1,642	2.61	133,834	2,738	2.05
Long-term debt	45,253	1,231	2.72	48,189	1,238	2.57
Total interest-bearing liabilities	1,600,197	17,868	1.12%	1,547,744	13,322	0.86%
Noninterest-bearing deposits	434,676			395,287
Other liabilities	20,290			15,202
Stockholders’ equity	290,190			270,656
Total liabilities and stockholders’ equity	$2,345,353			$2,228,889
Net interest income/spread (non-GAAP)		$77,157	3.29%		$73,011	3.38%
Net interest margin			3.58%			3.59%
Tax-equivalent adjustments:
Loans		$1,145			$975
Investments		499			697
Total adjustments		$1,644			$1,672

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $1,622 in 2019, $1,528 in 2018 and $1,469 in 2017.

	2017
			Average
	Average	Interest Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,479,387	$64,946	4.39%
Tax-exempt	112,594	4,866	4.32
Investments:
Taxable	161,643	3,130	1.94
Tax-exempt	110,788	4,612	4.16
Interest-bearing deposits	500	5	1.00
Federal funds sold
Total interest earning assets	1,864,912	77,559	4.16%
Less: allowance for loan losses	17,673
Other assets	212,845
Total assets	$2,060,084
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$262,292	1,434	0.55%
NOW accounts	345,383	1,549	0.45
Savings accounts	398,104	503	0.13
Time deposits less than $100	157,397	1,698	1.08
Time deposits $100 or more	125,220	1,265	1.01
Short-term borrowings	76,846	901	1.17
Long-term debt	55,342	1,348	2.44
Total interest-bearing liabilities	1,420,584	8,698	0.61%
Noninterest-bearing deposits	361,386
Other liabilities	15,064
Stockholders’ equity	263,050
Total liabilities and stockholders’ equity	$2,060,084
Net interest income/spread		$68,861	3.55%
Net interest margin (non-GAAP)			3.69%
Tax-equivalent adjustments:
Loans		$1,703
Investments		1,614
Total adjustments		$3,317

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $6.1 million in 2019 and $4.2 million in 2018. The higher provision for loan losses in 2019 was a direct result of significant loan growth and an increase in charge-offs, which created an increase in our calculated allowance. As previously discussed, the increase in charge-offs in 2019 was primarily related to commercial loans and specifically to small business lines of credit originated in our Greater Delaware Valley market. Based on our most recent evaluation at December 31, 2019, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income increased $1.5 million or 10.7 percent to $15.1 million in 2019 from $13.7 million in 2018. The increase in 2019 was driven primarily by higher service charges, fees, and commissions which includes an increase in fee income of $1.7 million generated from the higher number and increased volume of commercial loan interest rate swap transactions originated in 2019 versus 2018.  Excluding the swap revenue, service charges, fees, and commissions decreased $339 thousand or 4.5 percent comparing 2019 and 2018, due in part to death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $368 thousand in 2018 with no comparable amount in 2019, and a lower dividend on our FHLB-Pgh stock of $96 thousand due to lower borrowing volume in 2019. We realized a $23 thousand net gain on the sale of debt securities in 2019 while the 2018 results include a $291 thousand net gain on the sale of our credit card portfolio.   Merchant services revenue increased $164 thousand or 20.3 percent in 2019 when compared to 2018 due to higher pricing.  Commissions and fees on fiduciary activities increased $51 thousand or 2.5 percent comparing 2019 and 2018 due to market appreciation and increased business. Wealth management income increased $77 thousand or 5.3 percent comparing 2019 to 2018 due to increased growth.  Mortgage banking income decreased $27 thousand or 4.3 percent in 2019 compared to 2018 as the volume of saleable loans originated declined.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense (Dollars in thousands)

Year ended December 31	2019	2018	2017
Salaries and employee benefits expense:
Salaries and payroll taxes	$25,930	$23,557	$22,271
Employee benefits	5,444	4,850	4,399
Salaries and employee benefits expense	31,374	28,407	26,670
Occupancy and equipment expenses:
Occupancy expense	5,994	6,236	5,632
Equipment expense	5,917	4,661	4,343
Occupancy and equipment expenses	11,911	10,897	9,975
Other expenses:
Merchant transaction expense	3	9	1,808
FDIC insurance and assessments	651	1,093	826
Professional fees and outside services	1,758	2,414	2,277
Other taxes	968	619	691
Stationery and supplies	753	773	749
Advertising	873	720	942
Amortization of intangible assets	730	881	1,034
Donations	1,441	1,339	1,188
Other	5,180	5,335	5,133
Other expenses	12,357	13,183	14,648
Total noninterest expense	$55,642	$52,487	$51,293

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 56.4 percent of the total noninterest expense. Salaries and employee benefits expense increased $3.0 million or 10.4 percent to $31.4 million in 2019 from $28.4 million in 2018. Salaries and payroll taxes increased $2.4 million or 10.1 percent, while employee benefits expense increased $594 thousand or 12.2 percent. Annual performance-based salary adjustments as well as costs associated with our expansion into south central Pennsylvania and the addition of seasoned lending and support personnel in the region provided the majority of the increase.

Occupancy and equipment expense increased $1.0 million or 9.3 percent to $11.9 million in 2019 from $10.9 million in 2018. Specifically, equipment-related costs increased $1.3 million or 26.9 percent while building-related costs decreased $242 thousand or 3.9 percent. The increase in equipment-related expenses was driven by costs associated with expansion into the south central Pennsylvania market area and higher depreciation expenses due to the revitalization of two of our branches.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $12.4 million in 2019 and $13.2 million in 2018. FDIC insurance and assessments was lower by $442 thousand or 40.4 percent as the bank received a FDIC small bank assessment credit of $358 thousand recognized in the second half of 2019. All other expenses, including professional fees and outside services, other taxes, stationery and supplies, advertising, amortization of intangible assets and other expenses totaled $12.4 million in 2019, a decrease of $820 thousand or 6.2 percent, compared to $13.2 million in 2018.

Income Taxes:

Our income tax expense was $3.2 million in 2019 and $3.4 million in 2018. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. As a result, our effective tax rate was 10.9 percent in 2019 and 12.0 percent in 2018.

The effective tax rate in 2019 and 2018 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2019 and 2018. We anticipate investment tax credits from these investments to be $1.1 million again in 2020. Over the next five years, we will recognize aggregate tax credits from our investments in these projects of $4.5 million.

Management’s Discussion and Analysis 2018 versus 2017

(Dollars in thousands, except per share data)

Operating Environment:

The United States economy continued to show signs of expansion in 2018, as GDP, the value of all goods and services produced in the nation, grew at an annual rate of 2.6 percent (estimated) in the fourth quarter. This followed a third quarter increase of 3.4 percent in real GDP. The economy grew at a solid 2.9 percent for all of 2018. GDP grew at a rate of 2.2 percent in 2017 by comparison. The FOMC increased the federal funds rate four times in 2018 ending the year at a range of 2.25 percent to 2.50 percent. In raising the key target range for the federal funds rate, the FOMC noted that risks to the economic outlook appeared roughly balanced but that the FOMC would continue to monitor global economic and financial developments and assess their implications for the economic outlook. The median forecast was for a federal funds rate of 2.9 percent by year-end 2019, implying that there would have been two additional rate hikes in 2019.

Inflation slowed somewhat in 2018, as the CPI increased 1.9 percent for 2018, just under the FOMC’s benchmark of 2.0 percent for the first time since August 2017. The CPI increased 2.1 percent in 2017. Core personal consumption expenditure price index, which ignores food and energy, increased 2.2 percent in 2018.

On a national level, employment conditions improved in 2018. The civilian labor force increased 2.6 million, while the number of people employed increased 2.9 million in 2018. As a result, the annual unemployment rate for the U.S. fell in 2018 when compared to 2017. All sectors of employment, reported employment gains from the end of 2017.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2018 and 2017, are summarized as follows:

	2018	2017
United States	3.9%	4.4%
New York	4.2	4.6
Pennsylvania	4.3	4.9
Broome County	5.1	5.5
Bucks County	3.7	4.2
Lackawanna County	4.5	5.1
Lehigh County	4.6	5.1
Luzerne County	5.4	5.9
Monroe County	5.4	5.9
Montgomery County	3.4	3.8
Northampton County	4.4	4.9
Schuylkill County	5.3	5.9
Susquehanna County	4.0	4.7
Wayne County	4.7	5.1
Wyoming County	4.4%	5.2%

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

With respect to the banking industry, net income for all FDIC-insured banks in 2018 totaled $236.7 billion, an increase of $53.6 billion or 29.3 percent from 2017. Approximately 79.7 percent of all institutions reported higher net income in 2018, while only 3.2 percent reported net losses, down from 2017’s reported 5.4 percent unprofitable institutions. Loan loss provisions of $50.0 billion in 2018 were $1.1 billion or 2.2 percent less than banks set aside in 2017. Net interest income increased for the fifth year in a row, by $42.2 billion or 8.5 percent. Noninterest income was $10.9 billion or 4.3 percent above the level of 2017. Realized gains on sales of investments were $328.0 million or 84.6 percent less than in 2017. Total noninterest expense increased $16.8 billion or 3.8 percent comparing 2018 and 2017. The return on average assets for 2018 was 1.35 percent compared to 0.97 percent in 2017.

Review of Financial Position:

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

Stockholders’ equity equaled $278.6 million, or $37.66 per share, at December 31, 2018, and $265.0 million, or $35.82 per share, at December 31, 2017. Our equity to asset ratio was 12.18 percent and 12.22 percent at those respective year ends. Dividends declared for the 2018 amounted to $1.31 per share representing 38.9 percent of net income.

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

Investment securities averaged $281.7 million and equaled 13.8 percent of average earning assets in 2018, compared to $272.4 million and equaled 14.6 percent of average earning assets in 2017. The tax-equivalent yield on the investment portfolio decreased twenty-four basis points to 2.60 percent in 2018 from 2.84 percent in 2017.  The decrease in the tax-equivalent yield was due primarily to the reduction in the statutory federal corporate tax rate in 2018 to 21% from 35% in 2017.

Loan Portfolio:

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

Loans averaged $1.8 billion in 2018, compared to $1.6 billion in 2017. Taxable loans averaged $1.6 billion, while tax-exempt loans averaged $126.1 million in 2018. Due to improving loan demand, the loan portfolio continued to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 86.1 percent in 2018, an increase from 85.4 percent in 2017.

Asset Quality:

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

The allowance for loan losses increased $2.4 million to $21.4 million at December 31, 2018, from $19.0 million at the end of 2017. The increase resulted from a provision for loan losses of $4.2 million less net loans charged-off of $1.8 million. There was one large commercial real estate credit charged-off in the second quarter of 2018 totaling $1.1 million. The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.17 percent at the end of 2018, compared to 1.12 percent at the end of 2017.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $20 thousand to $1,781 thousand in 2018 from $1,801 thousand in 2017. Net charge-offs, as a percentage of average loans outstanding, equaled 0.10 percent in 2018 and 0.11 percent in 2017.

The allocated element of the allowance for loan losses account increased $2.4 million to $21.4 million at December 31, 2018, compared to $19.0 million at December 31, 2017. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 increased $413 thousand to $1.2 million at December 31, 2018, from $0.8 million at December 31, 2017 and the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $2.0 million to $20.2 million at December 31, 2018, from $18.2 million at December 31, 2017. The increase in the specific portion of the allowance was a result of an increase in loans with collateral impairment.  The increase in the formula portion was due to a significant increase in volume, as the overall loss factor remained relatively unchanged.

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

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $72.5 million in 2018. Commercial interest-bearing transaction accounts increased $71.5 million, while personal interest-bearing transaction accounts increased $10.6 million. Savings accounts decreased $9.7 million during 2018 as price sensitive depositors shifted balances to more attractive premium rates being offered by our competitors.  The strong growth in the commercial account types was due to continuing our strategic initiative to grow our public fund deposits, our continued penetration in our expansion markets and an increase in IOLTA accounts at year end. Total time deposits increased $54.0 million to $336.3 million at December 31, 2018 from $282.3 million at December 31, 2017. The increase was primarily due to the addition of $50.0 million of callable brokered certificates of deposit.

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

Our cost of interest-bearing deposits increased 18 basis points to 0.68 percent in 2018 from 0.50 percent in 2017. Specifically, the cost of interest-bearing transaction and savings accounts increased 15 basis points to 0.50 percent while the cost of time deposits increased 31 basis points to 1.36 percent comparing 2018 and 2017. The increases to the cost of interest-bearing transaction deposits and to the cost of time deposits was the result of the increase in short-term market rates resulting from the FOMC’s action to raise the targeted federal funds rate four times during 2018 ending at a range of 2.25 percent to 2.50 percent.  We increased rates to retain our core deposit relationships in reaction to premium rates being offered by our competitors.  Additionally and to a lesser extent, the increase in costs was due to the introduction of premium rate deposit specials at our newest branch office in Kingston and our new branch offices in the Lehigh Valley.

Volatile deposits, time deposits $100 thousand or more, averaged $147.1 million in 2018, an increase of $21.8 million or 17.4 percent from $125.2 million in 2017. Our average cost of these funds increased 52 basis points to 1.53 percent in 2018, from 1.01 percent in 2017. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

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

At December 31, 2018 and 2017, we had cumulative one-year RSA/RSL ratios of 1.07. As previously mentioned, this indicated that if interest rates increased, our earnings would likely be favorably impacted. Given the economic conditions and the actions of the FOMC to raise short-term rates and their consideration to raise short-term rates in 2019, the focus of ALCO had been to maintain the positive gap position in order to safeguard future earnings from the potential risk of rising interest rates. During 2018 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged or down through the origination of five year fixed rate loans and purchase of an interest rate floor.

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

Liquidity:

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans. At December 31, 2018, our noncore funds consisted of time deposits in denominations of $100 thousand or more, repurchase agreements, short-term borrowings and long-term debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2018, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 15.0 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled 6.3 percent. Comparatively, our ratios equaled 16.1 percent and 11.1 percent at the end of 2017, which indicated a decrease in our reliance on noncore funds. Moreover, our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 4.1 percent at December 31, 2018, from 3.7 percent at December 31, 2017. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

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

Review of Financial Performance:

Net income was $24.9 million or $3.37 per share in 2018 and $18.5 million or $2.50 per share in 2017. The increase in earnings in 2018 was the result of higher net interest income of $5.8 million due to growth of our earning assets coupled with a $4.8 million reduction in income taxes due to the lower corporate tax rate. The results for 2017 included a $2.3 million net gain on the sale of our merchant services business and a $2.6 million one-time charge to the federal income tax provision related to the revaluation of our net deferred tax asset. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.12 percent and 9.21 percent for the year ended December 31, 2018. ROAA was 0.90 percent and ROAE was 7.02 percent for the year ended December 31, 2017.

Tax-equivalent net interest income, a non-GAAP measure, was $73.0 million in 2018 and $68.9 million in 2017. Our net interest margin equaled 3.59 percent in 2018 and 3.69 percent in 2017. Noninterest income totaled $13.7 million in 2018 and $17.2 million in 2017. Noninterest expense was $52.5 million for the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017. Our productivity is measured by the operating efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income, a non-GAAP measure, and noninterest income less gains on equity securities and gains on sale of assets. Our operating efficiency ratio, a non-GAAP measure, was 59.8 percent in 2018 and 60.0 percent in 2017.

Net Interest Income:

Tax-equivalent net interest income, a non-GAAP measure, was $73.0 million in 2018 and $68.9 million in 2017. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income of $6.0 million. A rate variance resulted in a decrease in net interest income of $1.8 million.

Average earning assets increased $170.4 million to $2,035.3 million in 2018 from $1,864.9 million in 2017 and accounted for a $7.2 million increase in interest income. Average loans, net increased $161.2 million, which caused interest income to increase $7.2 million. Average taxable investments increased $18.5 million comparing 2018 and 2017, which resulted in increased interest income of $382 thousand while average tax-exempt investments decreased $9.3 million, which resulted in a decrease to interest income of $365.

Average interest-bearing liabilities rose $127.2 million to $1,547.7 million in 2018 from $1,420.6 million in 2017 resulting in a net increase in interest expense of $1.2 million. Large denomination time deposits averaged $21.8 million more in 2018 and caused interest expense to increase $250 thousand.  A decrease of $13.0 million in average time deposits less than $100 thousand reduced interest expense by $146 thousand.  In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $68.4 million, which in aggregate caused a $405 thousand increase in interest expense. Short-term borrowings averaged $57.0 million more and increased interest expense $916 thousand while long-term debt averaged $7.2 million less and decreased interest expense by $181 thousand comparing 2018 and 2017.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets increased eight basis points while there was a 25 basis point increase in the cost of funds. As a result, tax-equivalent net interest income decreased $1.8 million comparing 2018 and 2017. The tax-equivalent yield on earning assets was 4.24 percent in 2018 compared to 4.16 percent in 2017 resulting in an increase in interest income of $1.5 million. With the tax-equivalent yield on the investment portfolio decreasing 24 basis points to 2.60 percent in 2018 from 2.84 percent in 2017, interest income decreased $427 thousand. The tax-equivalent yield on the loan portfolio increased 12 basis points to 4.51 percent in 2018 from 4.39 percent in 2017 and resulted in an increase interest income of $2.0 million.

An unfavorable rate variance was experienced in the cost of funds. We experienced increases in the rates paid on all major categories of interest-bearing liabilities with the exception of savings accounts. Specifically, the cost of money market and NOW accounts increased 31 basis points and 15 basis points comparing 2018 and 2017. These increases resulted in an increase in interest expense of $1.5 million. The cost of savings accounts remained level at 13 basis points and had no significant change in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand increased 11 basis points while time deposits $100 thousand or more increased 52 basis points, which together resulted in a $905 thousand increase in interest expense. The average rate paid on short-term borrowings increased 88 basis points in 2018 when compared to 2017, causing a $921 thousand increase in interest expense. Interest expense increased $71 thousand from a 13 basis point increase in the average rate paid on long-term debt.

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $4.2 million in 2018 and $4.8 million in 2017. A lower provision for loan losses was the product of improving asset quality throughout 2018 in the historical loss factors used in the calculation.  Based on our most recent evaluation at December 31, 2018, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio.

Noninterest Income:

Our noninterest income decreased $3.5 million or 20.5 percent to $13.7 million in 2018 from $17.2 million in 2017. We realized a $291 thousand net gain on the sale of our credit card portfolio in 2018 while the 2017 results include a $2.3 million net gain on the sale of our merchant services business. Revenue received from service charges, fees and commissions increased $334 thousand or 4.6 percent comparing 2018 and 2017, due in part to death benefit proceeds on a bank owned life insurance (BOLI) policy totaling $368 thousand, a higher dividend on our FHLB-Pgh stock of $277 thousand due to an increase in rate and higher volume, and increased interchange revenue from debit card transactions of $158 thousand, partially offset by lower revenue related to swap transactions of $610 thousand as the number and amount of transactions in 2018 was lower than during 2017.  Merchant services revenue decreased $1.7 million in 2018 when compared to 2017 due to the sale of the business during the second quarter of 2017.  Commissions and fees on fiduciary activities decreased $21 thousand or 1.0 percent comparing 2018 and 2017 due to a decrease in executor fees. Wealth management income increased $36 thousand or 2.6 percent comparing 2018 to 2017 due to growth.  Mortgage banking income decreased $157 thousand or 20.0 percent in 2018 compared to 2017 as the volume of loans originated for sale declined.  Income from investment in life insurance decreased $12 thousand or 1.6 percent to $757 thousand in 2018 from $769 thousand in 2017.

Noninterest Expense:

Noninterest expense was $52.5 million for the year ended December 31, 2018 compared to $51.3 million for the year ended December 31, 2017.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 54.1 percent of the total noninterest expense. Salaries and employee benefits expense increased $1.7 million or 6.5 percent to $28.4 million in 2018 from $26.7 million in 2017. Salaries and payroll taxes increased $1.3 million or 5.8 percent, while employee benefits expense increased $451 thousand or 10.3 percent. Annual performance-based salary adjustments as well as costs associated with our further expansion in the Lehigh Valley during 2018, including a full operational year at our newest branch office on Tilghman Street in West Allentown and the addition of seasoned lending and support personnel in the region provided the majority of the increase.

Occupancy and equipment expense increased $922 thousand or 9.2 percent to $10.9 million in 2018 from $10.0 million in 2017. Specifically, building-related costs increased $604 thousand or 10.7 percent while equipment-related costs increased $318 thousand or 7.3 percent. The increases in occupancy and equipment-related expenses were driven by costs associated with a full operational year at our new community banking office on Tilghman Street in West Allentown, PA. In general, as we expand and increase our market area, occupancy related expenses, including technology costs associated with the maintenance and operations of new infrastructure within these markets increases.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $13.2 million in 2018 and $14.6 million in 2017. Merchant transaction expenses decreased $1.8 million to $9 thousand in 2018 compared to $1.8 million in 2017 due to the sale of our merchant business in the second quarter of 2017. All other expenses, including FDIC insurance and assessments, professional fees and outside services, other taxes, stationery and supplies, advertising, amortization of intangible assets and other expenses totaled $13.2 million in 2018, an increase of $334 thousand or 2.6 percent, compared to $12.8 million in 2017.

Income Taxes:

Our income tax expense was $3.4 million in 2018 and $8.2 million in 2017.  The Tax Cuts and Jobs Act reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, and in accordance with GAAP, we concluded that deferred tax assets, net had to be revalued. Our deferred tax assets, net represents expected corporate tax benefits anticipated to be realized in the future.  The reduction in the federal corporate income tax rate reduced these anticipated future benefits.  The revaluation of the our deferred tax assets, net at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $2.6 million or $0.35 per share, which was recorded in the fourth quarter of 2017. This one-time charge was not replicated in 2018 and the decrease in income tax expense for 2018 was the direct result of the lowering of the statutory tax rate from 35% in prior years to 21% for 2018. Further, we utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. Without regard to the one-time deferred tax adjustment, our effective tax rate decreased to 12.0 percent in 2018, compared to 20.9 percent in 2017.

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

During the third quarter of 2019, FOMC started decreasing the target federal funds rate, eventually cutting the rate by a total of 75 basis points to set the new target range of 1.50 percent to 1.75percent at year end.  The FOMC judges the current stance of monetary policy is appropriate to support sustained expansion of economic activity, and will continue to monitor the implications of incoming data for economic outlook, including global developments and muted inflation pressures, as it assesses the appropriate path of the target range for the federal funds rate.  The FOMC noted determination of the timing and size of future adjustments to the target range for the federal funds rate will be its assessment of the realized and expected economic conditions relative to its maximum employment and inflation objectives.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2019, based on our simulation model, is summarized as follows:

	December 31, 2019
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(4.4)	(20.0)	(4.7)	(40.0)
+300	(3.0)	(20.0)	(2.6)	(30.0)
+200	(1.9)	(10.0)	(0.9)	(20.0)
+100	(0.9)	(10.0)	1.2	(10.0)
Static
(100)	(1.7)	(10.0)	(8.0)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2019, would decrease at 0.9 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Wilkes-Barre, Pennsylvania March 16, 2020

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2019	2018
Assets:
Cash and due from banks:
Cash and due from banks	$26,943	$32,569
Interest-bearing deposits in other banks	4,210	47
Total cash and due from banks	31,153	32,616
Investment securities:
Available-for-sale	330,478	269,682
Equity investments carried at fair value	423	291
Held-to-maturity: Fair value December 31, 2019, $7,889; December 31, 2018, $8,380	7,656	8,361
Total investment securities	338,557	278,334
Loans	1,938,240	1,823,266
Less: allowance for loan losses	22,677	21,379
Net loans	1,915,563	1,801,887
Loans held for sale	986	749
Premises and equipment, net	47,932	38,889
Accrued interest receivable	6,981	7,115
Goodwill	63,370	63,370
Intangible assets, net	1,565	2,296
Other assets	69,220	63,737
Total assets	$2,475,327	$2,288,993

Liabilities:
Deposits:
Noninterest-bearing	$463,238	$410,260
Interest-bearing	1,508,251	1,464,762
Total deposits	1,971,489	1,875,022
Short-term borrowings	152,150	86,500
Long-term debt	32,733	37,906
Accrued interest payable	1,277	1,195
Other liabilities	18,668	9,756
Total liabilities	2,176,317	2,010,379

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,388,480 shares at December 31, 2019 and 7,399,054 shares at December 31, 2018	14,777	14,798
Capital surplus	135,251	135,310
Retained earnings	152,187	136,582
Accumulated other comprehensive loss	(3,205)	(8,076)
Total stockholders’ equity	299,010	278,614
Total liabilities and stockholders’ equity	$2,475,327	$2,288,993

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2019	2018	2017
Interest income:
Interest and fees on loans:
Taxable	$82,488	$74,352	$64,946
Tax-exempt	4,309	3,666	3,163
Interest and dividends on investment securities:
Taxable	4,435	3,799	2,949
Tax-exempt	1,878	2,621	2,999
Dividends	84	72	52
Interest on interest-bearing deposits in other banks	65	151	133
Interest on federal funds sold	122
Total interest income	93,381	84,661	74,242

Interest expense:
Interest on deposits	14,995	9,346	6,450
Interest on short-term borrowings	1,642	2,738	900
Interest on long-term debt	1,231	1,238	1,348
Total interest expense	17,868	13,322	8,698
Net interest income	75,513	71,339	65,544
Provision for loan losses	6,100	4,200	4,800
Net interest income after provision for loan losses	69,413	67,139	60,744

Noninterest income:
Service charges, fees and commissions	9,026	7,678	7,344
Merchant services income	973	809	2,543
Commission and fees on fiduciary activities	2,087	2,036	2,057
Wealth management income	1,524	1,447	1,411
Mortgage banking income	600	627	784
Bank owned life insurance income	755	757	769
Net gains on equity investment securities	132	14
Net gains on sale of investment securities available-for-sale	23
Net gain on sale of credit card loans		291
Net gain on sale of merchant services business			2,278
Total noninterest income	15,120	13,659	17,186

Salaries and employee benefits expense	31,374	28,407	26,670
Net occupancy and equipment expense	11,911	10,897	9,975
Amortization of intangible assets	730	881	1,034
Professional fees and outside services	1,758	2,414	2,277
FDIC insurance and assessments	651	1,093	826
Donations	1,441	1,339	1,188
Other expenses	7,777	7,456	9,323
Total noninterest expense	55,642	52,487	51,293
Income before income taxes	28,891	28,311	26,637
Income tax expense	3,155	3,391	8,180
Net income	25,736	24,920	18,457

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	5,109	(2,014)	(1,790)
Reclassification adjustment for net gain on sales included in net income	(23)
Change in benefit plan liabilities	639	(591)	318
Change in derivative fair value	441	246
Other comprehensive gain (loss)	6,166	(2,359)	(1,472)
Income tax expense (benefit)	1,295	(496)	(515)
Other comprehensive income (loss), net of income taxes	4,871	(1,863)	(957)
Comprehensive income	$30,607	$23,648	$17,500

Per share data:
Net income:
Basic	$3.48	$3.37	$2.50
Diluted	$3.48	$3.37	$2.50
Average common shares outstanding:
Basic	7,395,429	7,397,797	7,395,837
Diluted	7,395,429	7,397,797	7,395,837
Dividends declared	$1.37	$1.31	$1.26

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive		Treasury
For the Three Years Ended December 31, 2019	Stock	Surplus	Earnings	Loss		Stock	Total
Balance, January 1, 2017	$14,788	$134,871	$111,114	$(4,155)	$		$256,618
Net income			18,457				18,457
Other comprehensive loss, net of income taxes				(957)			(957)
Reclassification related to adoption of ASU 2018-02			1,101	(1,101)
Dividends declared: $1.26 per share			(9,319)				(9,319)
Stock based compensation		177					177
Common stock grants awarded, net of unearned compensation of $32: 2,362 shares	5	(5)
Balance, December 31, 2017	14,793	135,043	121,353	(6,213)			264,976
Net income			24,920				24,920
Other comprehensive loss, net of income taxes				(1,861)			(1,861)
Reclassification related to adoption of ASU 2016-01			2	(2)
Dividends declared: $1.31 per share			(9,693)				(9,693)
Stock based compensation		272					272
Common stock grants awarded, net of unearned compensation of $92: 2,548 shares	5	(5)
Balance, December 31, 2018	14,798	135,310	136,582	(8,076)			278,614
Net income			25,736				25,736
Other comprehensive income, net of income taxes				4,871			4,871
Dividends declared: $1.37 per share			(10,131)				(10,131)
Stock based compensation		554					554
Common stock grants awarded, net of unearned compensation of $147: 3,854 shares	8	(8)
Share retirement: 14,428 shares	(29)	(605)					(634)
Balance, December 31, 2019	$14,777	$135,251	$152,187	$(3,205)	$		$299,010

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income	$25,736	$24,920	$18,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,083	2,333	1,950
Amortization of right-of-use lease asset	398
Amortization of deferred loan costs	(164)	525	907
Amortization of intangibles	730	881	1,034
Amortization of low income housing partnerships	476	465	470
Provision for loan losses	6,100	4,200	4,800
Net unrealized gain on equity investment securities	(132)	(14)
Net loss (gain) on sale of other real estate owned	9	(21)	(11)
Gain on life insurance proceeds		(368)
Loans originated for sale	(15,901)	(13,194)	(21,036)
Proceeds from sale of loans originated for sale	15,753	12,650	21,149
Net gain on sale of loans originated for sale	(89)	(99)	(219)
Net amortization of investment securities	1,668	2,206	2,764
Net gain on sale of investment securities available-for-sale	(23)
Net gain on sale of credit card loans held for sale		(291)
Net gain on sale of merchant services business			(2,278)
Bank owned life insurance income	(755)	(757)	(769)
Deferred income tax expense (benefit)	394	(681)	1,665
Stock based compensation	554	272	177
Net change in:
Accrued interest receivable	134	(179)	(708)
Other assets	(3,363)	816	2,023
Accrued interest payable	82	698	35
Other liabilities	2,389	(1,736)	(1,817)
Net cash provided by operating activities	37,079	32,626	28,593
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	9,677
Proceeds from repayments of investment securities:
Available-for-sale	57,477	31,093	55,800
Held-to-maturity	697	898	1,222
Purchases of investment securities:
Available-for-sale	(124,501)	(32,709)	(73,471)
Net (purchase) redemption of restricted equity securities	(2,739)	1,100	(1,511)
Proceeds from sale of student loan portfolio		5,103
Proceeds from sale of credit card loan portfolio		2,698
Net increase in lending activities	(119,998)	(141,277)	(163,236)
Purchases of premises and equipment	(5,603)	(4,069)	(6,247)
Proceeds from the sale of premises and equipment		404
Proceeds from bank owned life insurance		672
Proceeds from the sale of merchant services business			2,300
Proceeds from sale of other real estate owned	269	1,281	580
Net cash used in investing activities	(184,721)	(134,806)	(184,563)
Cash flows from financing activities:
Net increase in deposits	96,467	156,004	130,261
Proceeds from long-term debt	16,000
Repayment of long-term debt	(21,173)	(11,828)	(8,400)
Net increase (decrease) in short-term borrowings	65,650	(37,175)	40,975
Retirement of common stock	(634)
Cash dividends paid	(10,131)	(9,693)	(9,319)
Net cash provided by financing activities	146,179	97,308	153,517
Net decrease in cash and cash equivalents	(1,463)	(4,872)	(2,453)
Cash and cash equivalents at beginning of period	32,616	37,488	39,941
Cash and cash equivalents at end of period	$31,153	$32,616	$37,488

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2019	2018	2017
Supplemental disclosures:
Cash paid during the period for:
Interest	$17,786	$12,624	$8,663
Income taxes	4,550	2,650	5,900
Noncash items:
Transfers of loans to other real estate	$421	$1,432	$460
Initial recognition of right-of-use assets	6,523
Initial recognition of lease liability	6,523

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”.  The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York and one limited purpose banking office located in Schuylkill County, Pennsylvania.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Peoples Bank’s primary product is loans to small and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering deposits to commercial enterprises and individuals. Deposit product offerings include checking accounts, savings accounts, money market accounts and certificates of deposits.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Investment securities:

Investment securities are classified and accounted for as either held-to-maturity or available-for-sale securities based on management’s intent at the time of acquisition. Management is required to reassess the appropriateness of such classifications at each reporting date. The Company classifies debt securities as held-to maturity when management has the positive intent and ability to hold such securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premium and accretion of discount. Investment securities are designated as available-for-sale when they are to be held for indefinite periods of time as management intends to use such securities to implement asset/liability strategies or to sell them in response to changes in interest rates, prepayment risk, liquidity requirements, or other circumstances identified by management. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported in a separate component of stockholders’ equity. All marketable equity securities are accounted for at fair value with unrealized gains and losses reported in earnings. Estimated fair values for investment securities are based on quoted market prices from a national pricing service. Realized gains and losses are computed using the specific identification method and are included in noninterest income. Premiums on callable debt securities are amortized to the earliest call date from the maturity date.  Premiums on non-callable securities are amortized and discounts are accreted using the interest method over the expected life of the security. Investment securities that are bought and held principally for the purpose of selling them in the near term, in order to generate profits from market appreciation, are classified as trading account securities. Transfers of securities between categories are recorded at fair value at the date of the transfer, with the accounting treatment of unrealized gains or losses determined by the category into which the security is transferred.

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

Loans held for sale:

Loans held for sale consist of one-to-four family residential mortgages originated and intended for sale in the secondary market. The loans are carried in aggregate at the lower of cost or estimated market value, based upon current delivery prices in the secondary mortgage market. Net unrealized losses are recognized through a valuation allowance by corresponding charges to income. Gains or losses on the sale of these loans are recognized in noninterest income at the time of sale using the specific identification method. Loan origination fees, net of certain direct loan origination costs, are included in net gains or losses upon the sale of the related mortgage loan. All loans are sold with recourse.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses inherent in the loan portfolio as of December 31, 2019.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The following is a discussion of revenues within the scope of the guidance:

•

Service charges, fees and commissions. Service charges, fees and commissions on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. The Company’s deposit services also include our ATM and debit card interchange revenue that is presented gross of the associated costs. Interchange revenue is generated by the Company’s deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.

•

Commission and fees on fiduciary activities.  Commission and fees on fiduciary activities includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and when the Company has a right to invoice and are based on either the market value of the assets managed or the services provided.

•

Wealth management income. Wealth management income includes fees and commissions charged when the Company arranges for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.

•

Other noninterest income. Other noninterest income includes, among other things, merchant services income. Merchant services revenue is derived from a third party vendor that processes credit card transactions on behalf of the Company’s merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

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

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the consolidated statements of income and comprehensive income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2019.

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

Restricted equity securities:

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be redeemed by the FHLB or transferred to another member institution, and all redemptions of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. The carrying value of restricted stock is included in other assets.

Bank owned life insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance on certain employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets. Income from increases in cash surrender value of the policies is included in noninterest income. The policies can be liquidated, if necessary, with associated tax costs. However, the Company intends to hold these policies and, accordingly, the Company has not provided for income taxes on the earnings from the increase in cash surrender value.

Pension and post-retirement benefit plans:

The Company sponsors a separate Employee Stock Ownership Plan (“ESOP”) and Retirement Profit Sharing 401(k) Plan and maintains Supplemental Executive Retirement Plans (“SERPs”) and an employee pension plan, which is currently frozen. The Company also provides post-retirement benefit plans other than pensions, consisting principally of life insurance benefits, to eligible retirees. The liabilities and annual income or expense of the Company’s pension and other post-retirement benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return, based on the market-related value of assets. The fair values of plan assets are determined based on prevailing market prices or estimated fair value for investments with no available quoted prices.

Statements of Cash Flows:

Cash and cash equivalents include cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits in other banks and federal funds sold.

Derivative Instruments and Hedging Activities:

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

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $873,  $720 and $942, respectively.

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2019.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which among other things reduced the federal corporate income tax rate to 21% effective January 1, 2018. As a result, and in accordance with GAAP, the Company remeasured its net deferred tax assets using the 21% rate.  The revaluation of the Company’s net deferred tax assets at December 31, 2017 resulted in a reduction of these net assets and a corresponding increase in income tax expense of $2.6 million or $0.35 per share, which was recorded in the fourth quarter of 2017.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2015.

Other comprehensive loss:

The components of other comprehensive loss and their related tax effects are reported in the Consolidated Statements of Income and Comprehensive Income. The accumulated other comprehensive loss included in the Consolidated Balance Sheets relates to net unrealized gains and losses on investment securities available-for-sale, the net change in derivative fair value and the unfunded benefit plan amounts which include prior service costs and unrealized net losses.

Earnings per share:

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and stock awards, and are determined using the treasury stock method.

	2019		2018		2017
For the Year Ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$25,736	$25,736	$24,920	$24,920	$18,457	$18,457
Average common shares outstanding	7,395,429	7,395,429	7,397,797	7,397,797	7,395,837	7,395,837
Earnings per share	$3.48	$3.48	$3.37	$3.37	$2.50	$2.50

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

Recent accounting standards:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases”.  From the lessees’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The ROU asset and lease liability are calculated based on the present value of future lease payments using an estimated incremental borrowing rate.  The Company utilized the incremental borrowing rate of interest on a collateralized basis for the lease term as quoted by the FHLB.

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

•

This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down, and limits the amount of the allowance for credit losses to the amount by which the fair value is below amortized cost. For purchased investment securities available-for-sale with a more-than-insignificant. amount of credit deterioration since origination, the ASU requires an allowance be determined in a manner similar to other investment securities available-for-sale; however, the initial allowance would be added to the purchase price, with only subsequent changes in the allowance recorded in credit loss expense, and interest income recognized at the effective rate excluding the discount embedded in the purchase price related to estimated credit losses at acquisition.

•

In November 2019, the FASB issued ASU 2019-11 which deferred the adoption date for smaller reporting companies from 2020 to 2023. The Company qualifies as a smaller reporting company and therefore guidance is effective for the Company in 2023. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements”. In accordance with the Concepts Statement, this ASU removes, modifies and adds select disclosure requirements under Topic 820 after consideration of costs and benefits. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public entities, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, which provides changes to the disclosure requirements for defined benefit plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements. The amendments remove and add certain disclosure requirements. The disclosure requirements being removed relating to public companies are (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation. The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for the Company on January 1, 2021 and early adoption is permitted. The amendments should be applied retrospectively however, the Company does not expect the guidance to have a material impact on its disclosures to the consolidated financial statements.

2. Cash and due from banks:

The Federal Reserve Act, as amended, imposes reserve requirements on all depository institutions. The Company’s required reserve balances were $2,545 and $2,768 at December 31, 2019 and 2018, respectively.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,966	$162		$24,128
U.S. government-sponsored enterprises	87,156	181	$227	87,110
State and municipals:
Taxable	35,418	295	815	34,898
Tax-exempt	59,127	1,056	20	60,163
Residential mortgage-backed securities:
U.S. government agencies	8,368	112	10	8,470
U.S. government-sponsored enterprises	101,914	1,011	77	102,848
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,694	171	4	12,861
Total	$328,643	$2,988	$1,153	$330,478
Held-to-maturity:
Tax-exempt state and municipals	$6,852	$208		$7,060
Residential mortgage-backed securities:
U.S. government agencies	31			31
U.S. government-sponsored enterprises	773	25	$	798
Total	$7,656	$233	$	$7,889

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$25,948	9	$365	$25,592
U.S. government-sponsored enterprises	94,999	$2	2,183	92,818
State and municipals:
Taxable	13,544	309		13,853
Tax-exempt	86,361	338	745	85,954
Residential mortgage-backed securities:
U.S. government agencies	12,663	50	84	12,629
U.S. government-sponsored enterprises	33,149	49	401	32,797
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	6,269		230	6,039
Total	$272,933	$757	$4,008	$269,682
Held-to-maturity:
Tax-exempt state and municipals	$6,855	$12	$43	$6,824
Residential mortgage-backed securities:
U.S. government agencies	42			42
U.S. government-sponsored enterprises	1,464	55	5	1,514
Total	$8,361	$67	$48	$8,380

The Company had net unrealized gains on available-for-sale securities of $1,450, net of deferred income taxes of $385 at December 31, 2019, and net unrealized losses on available-for-sale securities of $2,568, net of deferred income taxes of $683, at December 31, 2018. During 2019, the Company sold available-for-sale municipal bonds and received proceeds totaling $9,677.  Gross gains of $66 and gross losses of $43 were realized on the sale of investment securities in 2019.  There were no sales of investment securities in 2018.

Our equity securities portfolio consists of stock of two other financial institutions. At December 31, 2019 and December 31, 2018, we had $423 thousand and $291 thousand, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At December 31, 2018, net unrealized gains of $3 thousand had been recognized in AOCI. On January 1, 2018, these unrealized gains, net of income tax were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. At December 31, 2019, the fair value of our equity portfolio exceeded the cost basis by $146 thousand.  The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2019 and 2018.

Year Ended December 31,	2019	2018
Net gains recognized during the period on equity securities	$132	$14
Less: Net gains recognized during the period on equity securities sold during the period
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$132	$14

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2019, is summarized as follows:

Fair
December 31, 2019	Value
Within one year	$41,486
After one but within five years	108,231
After five but within ten years	19,951
After ten years	33,297
202,965
Mortgage-backed and other amortizing securities	127,513
Total	$330,478

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2019, is summarized as follows:

	Amortized	Fair
December 31, 2019	Cost	Value
Within one year
After one but within five years
After five but within ten years
After ten years	$6,852	$7,060
	6,852	7,060
Mortgage-backed securities	804	829
Total	$7,656	$7,889

Securities with a carrying value of $157,047 and $161,647 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2019 and 2018, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2019 and 2018, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$13,695	$149	$36,070	$78	$49,765	$227
State and municipals:
Taxable	23,929	815			23,929	815
Tax-exempt	2,684	19	1,098	1	3,782	20
Residential mortgage-backed securities:
U.S. government agencies	992	1	2,362	9	3,354	10
U.S. government-sponsored enterprises	36,939	51	3,751	30	40,690	81
Total	$78,239	$1,035	$43,281	$118	$121,520	$1,153

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$1,995	$2	$19,671	$363	$21,666	$365
U.S. government-sponsored enterprises	2,037	1	89,729	2,182	91,766	2,183
State and municipals:
Tax-exempt	9,022	74	52,352	714	61,374	788
Residential mortgage-backed securities:
U.S. government agencies			7,800	84	7,800	84
U.S. government-sponsored enterprises	12,851	55	13,881	351	26,732	406
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises			6,039	230	6,039	230
Total	$25,905	$132	$189,472	$3,924	$215,377	$4,056

The Company had 70 investment securities, consisting of 6 tax-exempt and 22 taxable state and municipal obligations, 18 U.S. government-sponsored enterprise securities and 24 mortgage-backed securities that were in unrealized loss positions at December 31, 2019. Of these securities, 16 U.S. government–sponsored enterprise securities, 17 mortgage-backed securities and 2  tax-exempt state and municipal securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2019.

There was no OTTI recognized for each of the years in the three-year period ended December 31, 2019.

Other assets include the Company’s investment in Visa Class B stock. The Company’s ownership includes shares acquired at no cost related to the Company’s prior ownership in Visa's network while Visa operated as a cooperative.  The Company holds 44,982 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares (the conversion rate as of December 31, 2019 is 1.6228 shares of Class A stock for each share of Class B stock) for a total of 72,997 shares of Visa Class A stock.

There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value and is carried at cost.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2019 and 2018 are summarized as follows. Net deferred loan costs included in loan balances were $908 and $744 in 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018
Commercial	$522,957	$494,134
Real estate:
Commercial	1,011,423	907,803
Residential	301,378	299,876
Consumer	102,482	121,453
Total	$1,938,240	$1,823,266

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $12,248 and $14,701 at December 31, 2019 and 2018, respectively. Advances and repayments during 2019 totaled $7,857 and $9,376 respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2019 and 2018.

Deposits from related parties amounted to $12.9 million at December 31, 2019 and $16.2 million at December 31, 2018.

At December 31, 2019, the majority of the Company’s loans were at least partially secured by real estate in the eastern Pennsylvania and southern tier New York counties.  Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2019, 2018, and 2017 were as follows:

		Real estate
December 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,516	$10,736	$3,892	$1,235	$21,379
Charge-offs	(3,314)	(817)	(477)	(459)	(5,067)
Recoveries	69	1	29	166	265
Provisions	4,617	1,576	(218)	125	6,100
Ending balance	$6,888	$11,496	$3,226	$1,067	$22,677
Ending balance: individually evaluated for impairment	363	279	135		777
Ending balance: collectively evaluated for impairment	$6,525	$11,217	$3,091	$1,067	$21,900
Loans receivable:
Ending balance	$522,957	$1,011,423	$301,378	$102,482	$1,938,240
Ending balance: individually evaluated for impairment	4,658	3,048	2,153	261	10,120
Ending balance: collectively evaluated for impairment	$518,299	$1,008,375	$299,225	$102,221	$1,928,120

The allowance for loan losses increased $1.3 million to $22.7 million at December 31, 2019, from $21.4 million at the end of 2018. The increase resulted from a provision for loan losses of $6.1 million less net loans charged-off of $4.8 million. The charge-offs for fiscal 2019 primarily occurred in the fourth quarter. We charged-off $3.3 million of commercial loans in 2019 substantially all of which were in the fourth quarter.  Included in this amount was $2.3 million related to certain small business lines of credit in our Greater Delaware Valley market.

In March 2020, we identified certain issues with a group of small business lines of credit, all of which had been originated by one of our lenders. All of these lines of credit were subject to credit review at origination and were considered satisfactory at such time.  As a number of these lines of credit entered our annual renewal process, we identified changes in the credit quality of the borrowers which warranted action.  We commenced a full review of this lender’s portfolio, as well as a review of other loans in our portfolio with similar characteristics.  As a result of our review, we determined a number of the small business lines of credit originated by the particular lender to be impaired and collection doubtful at December 31, 2019. As such, we have charged-off $2.3 million of these loans and established a specific reserve of $0.3 million on one other line of credit retrospectively to December 31, 2019.  All remaining small business commercial lines of credit for this lender were downgraded to special mention.  We believe that all of the other loans in our portfolio with similar characteristics that were subject to our review were properly reflected in our allowance methodology at December 31, 2019.

		Real estate
December 31, 2018	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,513	$8,944	$3,111	$1,392	$18,960
Charge-offs	(154)	(1,250)	(405)	(545)	(2,354)
Recoveries	137	136	98	202	573
Provisions	20	2,906	1,088	186	4,200
Ending balance	$5,516	$10,736	$3,892	$1,235	$21,379
Ending balance: individually evaluated for impairment	50	403	666	60	1,179
Ending balance: collectively evaluated for impairment	$5,466	$10,333	$3,226	$1,175	$20,200
Loans receivable:
Ending balance	$494,134	$907,803	$299,876	$121,453	$1,823,266
Ending balance: individually evaluated for impairment	2,237	3,121	4,071	212	9,641
Ending balance: collectively evaluated for impairment	$491,897	$904,682	$295,805	$121,241	$1,813,625

		Real estate
December 31, 2017	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,452	$7,548	$2,961	$1,000	$15,961
Charge-offs	(173)	(706)	(533)	(737)	(2,149)
Recoveries	20	124	44	160	348
Provisions	1,214	1,978	639	969	4,800
Ending balance	$5,513	$8,944	$3,111	$1,392	$18,960
Ending balance: individually evaluated for impairment	159	263	336	8	766
Ending balance: collectively evaluated for impairment	$5,354	$8,681	$2,775	$1,384	$18,194
Loans receivable:
Ending balance	$476,199	$786,210	$287,935	$142,721	$1,693,065
Ending balance: individually evaluated for impairment	2,463	4,289	3,793	177	10,722
Ending balance: collectively evaluated for impairment	$473,736	$781,921	$284,142	$142,544	$1,682,343

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2019 and 2018:

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$513,994	$3,837	$5,126	$	$522,957
Real estate:
Commercial	993,645	2,508	15,270		1,011,423
Residential	298,449	597	2,332		301,378
Consumer	102,145		337		102,482
Total	$1,908,233	$6,942	$23,065	$	$1,938,240

		Special
December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial	$491,531	$869	$1,734	$	$494,134
Real estate:
Commercial	886,849	8,934	12,020		907,803
Residential	295,758	357	3,761		299,876
Consumer	121,229		224		121,453
Total	$1,795,367	$10,160	$17,739	$	$1,823,266

The increase in commercial special mention loans was primarily due to the downgrade of approximately $2.5 million of small business loans originated by a specific lender that exhibit potential weaknesses that could impact collectability.  The increase in substandard commercial loans is due to two relationships that have encountered some financial difficulties, however, both are considered adequately collateralized at December 31, 2019. The decrease in special mention commercial real estate loans and the resulting increase in substandard loans was primarily associated with the downgrade of a $5.1 million commercial real estate credit relationship that was subsequently paid in full during January 2020.  The decline in outstanding substandard residential real estate loans was primarily due to the sale of $1.1 million in non-performing residential real estate loans during the first quarter of 2019.

Information concerning nonaccrual loans by major loan classification at December 31, 2019 and 2018 is summarized as follows:

	December 31, 2019	December 31, 2018
Commercial	$3,336	$776
Real estate:
Commercial	2,765	2,663
Residential	1,148	2,580
Consumer	261	212
Total	$7,510	$6,231

The major classification of loans by past due status at December 31, 2019 and 2018 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2019	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$75		$3,036	$3,111	$519,846	$522,957
Real estate:
Commercial	926	$175	2,765	3,866	1,007,557	1,011,423
Residential	2,164	1,227	1,526	4,917	296,461	301,378	$378
Consumer	523	123	261	907	101,575	102,482
Total	$3,688	$1,525	$7,588	$12,801	$1,925,439	$1,938,240	$378

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2018	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$973	$79	$776	$1,828	$492,306	$494,134
Real estate:
Commercial	1,889	218	2,736	4,843	902,960	907,803	$73
Residential	2,486	1,545	3,430	7,461	292,415	299,876	850
Consumer	756	292	212	1,260	120,193	121,453
Total	$6,104	$2,134	$7,154	$15,392	$1,807,874	$1,823,266	$923

The increase in loans greater than ninety days delinquent at December 31, 2019 when compared to December 31, 2018 is due primarily to one commercial relationship involving four separate credits totaling $2.6 million which were placed on non-accrual during 2019.  As of December 31, 2019, sufficient collateral supported the outstanding balances.

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2019, 2018 and 2017 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,638	$4,175		$3,907	$63
Real estate:
Commercial	1,918	2,205		2,385	38
Residential	1,718	2,060		1,362	25
Consumer	261	274		233
Total	7,535	8,714		7,887	126
With an allowance recorded:
Commercial	1,020	1,038	363	1,012	32
Real estate:
Commercial	1,130	1,811	279	1,050	10
Residential	435	450	135	1,408	29
Consumer				20
Total	2,585	3,299	777	3,490	71
Total impaired loans
Commercial	4,658	5,213	363	4,919	95
Real estate:
Commercial	3,048	4,016	279	3,435	48
Residential	2,153	2,510	135	2,770	54
Consumer	261	274		253
Total	$10,120	$12,013	$777	$11,377	$197

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,562	$1,900		$1,318	$67
Real estate:
Commercial	1,969	2,299		2,822	28
Residential	1,970	2,658		2,193	22
Consumer	152	160		135
Total	5,653	7,017		6,468	117
With an allowance recorded:
Commercial	675	675	50	1,006	30
Real estate:
Commercial	1,152	1,323	403	1,676	18
Residential	2,101	2,328	666	1,585	22
Consumer	60	60	60	21
Total	3,988	4,386	1,179	4,288	70
Total impaired loans
Commercial	2,237	2,575	50	2,324	97
Real estate:
Commercial	3,121	3,622	403	4,498	46
Residential	4,071	4,986	666	3,778	44
Consumer	212	220	60	156
Total	$9,641	$11,403	$1,179	$10,756	$187

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2017	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,279	$1,439		$1,668	$43
Real estate:
Commercial	2,888	3,190		2,985	24
Residential	2,196	2,672		2,227	21
Consumer	169	181		173
Total	6,532	7,482		7,053	88
With an allowance recorded:
Commercial	1,184	1,218	$159	991	50
Real estate:
Commercial	1,401	1,496	263	2,202	18
Residential	1,597	1,759	336	1,335	23
Consumer	8	8	8	20
Total	4,190	4,481	766	4,548	91
Total impaired loans
Commercial	2,463	2,657	159	2,659	93
Real estate:
Commercial	4,289	4,686	263	5,187	42
Residential	3,793	4,431	336	3,562	44
Consumer	177	189	8	193
Total	$10,722	$11,963	$766	$11,601	$179

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2019, 2018 and 2017.

Included in the commercial loan, commercial real estate and residential real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $2,193 and $2,779 at December 31, 2019 and 2018 respectively.

There was one loan modified in 2019, one loan modified in 2018 and six loans modified in 2017 that resulted in troubled debt restructurings. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2019 and 2018 and 2017.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2019	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$346	$346	$241

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2018	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$340	$340	$340

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2017	of Contracts	Investment	Recorded Investment	Investment
Commercial	2	$885	$885	$864
Commercial real estate	3	721	721	700
Residential mortgage	1	64	64	64
Total	6	$1,670	$1,670	$1,628

There were no payment defaults within 12 months of its modification on loans considered troubled debt restructurings for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

The amount of residential loans in the formal process of foreclosure totaled $665 at December 31, 2019 and $1,823 at December 31, 2018.

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

The contractual amounts of off-balance sheet commitments at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Commitments to extend credit	$290,517	$294,122
Unused portions of lines of credit	52,168	51,790
Standby letters of credit	45,018	33,275
	$387,703	$379,187

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $31,893 at December 31, 2019 and $22,415 at December 31, 2018. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2019 and 2018.

6. Premises and equipment, net:

Premises and equipment at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Land	$5,535	$5,535
Premises and leasehold improvements	47,705	44,813
Right-of-use assets	6,125
Furniture, fixtures and equipment	17,422	14,812
	76,787	65,160
Less: accumulated depreciation	28,855	26,271
	$47,932	$38,889

7. Operating lease commitments and contingencies:

The Company is obligated under non-cancelable operating leases for certain branch locations and its loan production office.  We determine if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. For all leases, we recognize a right-of-use asset and lease liability at the effective date of the lease.  Operating leases right-of-use assets are included in premises and equipment, and lease liabilities are included in other liabilities in the consolidated balance sheet commencing at January 1, 2019.   We have no finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew,  with renewal terms generally containing one or more five-year renewal options. At December 31, 2019, the Company’s leases have remaining renewal terms that can extend the lease term from three years to twenty-two years that are reasonably certain of being exercised. The weighted average remaining lease term is sixteen years.  The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2019, discount rates ranged from 2.89% to 3.85% with an-average discount rate of 3.46%.

At December 31, 2019, right-of-use assets of $6,125 were included in premises and equipment, and the related lease liability totaled $6,194 and was included in other liabilities in the consolidated balance sheet. The lease liability decreased due to payments of $578 offset by $249 of lease expense.  Rent expense for the years ended December 31, 2019, 2018 and 2017 amounted to $601,  $492, and $407, respectively, and are included in occupancy expenses.

Future minimum lease payments under operating leases are summarized as follows:

2020	$597
2021	585
2022	589
2023	508
2024	435
Thereafter	5,513
Total future minimum lease payments	8,227
Less amount representing interest	(2,033)
Present value of future minimum lease payments	$6,194

8. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2019 and 2018. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2019 and 2018. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2019 and 2018.  The accumulated amortization on core deposit intangible assets was $7,071 and $6,515 at December 31, 2019 and 2018, respectively. The accumulated amortization trade name intangible assets was $168 and $149 at December 31, 2019 and 2018, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $636 and $480 at December 31, 2019 and 2018, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2019, is as follows:

2020	$606
2021	491
2022	363
2023	105
Total	$1,565

9. Other assets:

The major components of other assets at December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Other real estate owned	$450	$376
Investment in low income housing partnership	6,901	7,377
Mortgage servicing rights	738	718
Bank owned life insurance	35,041	34,288
Restricted equity securities (FHLB and other)	10,201	7,462
Net deferred tax asset	3,362	5,081
Interest rate floor	944	553
Interest rate swaps	4,728	108
Other assets	6,855	7,774
Total	$69,220	$63,737

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $159,587 at December 31, 2019 and $165,610 at December 31, 2018.

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018
Interest-bearing deposits:
Money market accounts	$365,463	$328,949
Now accounts	402,999	421,414
Savings accounts	370,270	378,157
Time deposits less than $250	231,450	250,456
Time deposits $250 or more	138,069	85,786
Total interest-bearing deposits	1,508,251	1,464,762
Noninterest-bearing deposits	463,238	410,260
Total deposits	$1,971,489	$1,875,022

The aggregate amounts of maturities for all time deposits at December 31, 2019, are summarized as follows:

2020	$264,824
2021	50,398
2022	13,775
2023	19,837
2024	13,997
Thereafter	6,688
$369,519

The aggregate amount of deposits reclassified as loans was $363 at December 31, 2019, and $343 at December 31, 2018. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

11. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight borrowings or borrowings with original terms of less than twelve months at December 31, 2019, 2018 and 2017:

At and for the year ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of Year
FHLB advances	$152,150	$62,941	$152,150	2.61%	1.84%

At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$86,500	$133,834	$189,275	2.05%	2.62%

At and for the year ended December 31, 2017
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$123,675	$76,846	$123,675	1.17%	1.54%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2019, the maximum borrowing capacity was $723,608 of which $184,883 was outstanding in borrowings and $185,750 was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18,000 at December 31, 2019 and 2018.  There were no amounts outstanding on either line of credit at December 31, 2019 or 2018.  Interest on these borrowings accrues daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2019 and 2018 are as follows:

	Interest Rate
Due	Fixed	Adjustable		December 31, 2019	December 31, 2018
December 2019		3.48%	$		3,000
December 2019		3.37			6,300
December 2019	1.62%				10,000
June 2020	1.74			5,000	5,000
June 2020	2.22			6,000
December 2020	1.84			5,000	5,000
June 2021	1.99			10,000
March 2023	4.69			6,733	8,606
				$32,733	$37,906

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2019 are as follows:

2020	$17,963
2021	12,058
2022	2,157
2023	555
$32,733

None of the advances from the FHLB are convertible. At December 31, 2019, long-term debt are all at fixed rates.  There were two new long-term advances entered into with the FHLB during 2019 totaling $16,000 with terms of one year and two years.  There were no new advances entered into during 2018.

13. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,128	$24,128		$
U.S. government-sponsored enterprises	87,110		$87,110
State and municipals:
Taxable	34,898		34,898
Tax-exempt	60,163		60,163
Mortgage-backed securities:
U.S. government agencies	8,470		8,470
U.S. government-sponsored enterprises	115,709		115,709
Common equity securities	423	423
Interest rate floor-other assets	944		944
Interest rate swap-other assets	4,728		4,728
Interest rate swap-other liabilities	(4,680)		(4,680)
Total	$331,893	$24,551	$307,342	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$25,592	$25,592		$
U.S. government-sponsored enterprises	92,818		$92,818
State and municipals:
Taxable	13,853		13,853
Tax-exempt	85,954		85,954
Mortgage-backed securities:
U.S. government agencies	12,629		12,629
U.S. government-sponsored enterprises	38,836		38,836
Common equity securities	291	291
Interest rate floor-other assets	553		553
Interest rate swap-other assets	108		108
Interest rate swap-other liabilities	(138)		(138)
Total	$270,496	$25,883	$244,613	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2019 and 2018 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,808			$1,808
Other real estate owned	$283			$283

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2018	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,809			$2,809
Other real estate owned	$234			$234

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,808	Appraisal of collateral	Appraisal adjustments	8.6% to 97.0% (54.4)%
			Liquidation expenses	3.0% to 6.0% (5.2)%
Other real estate owned	$283	Appraisal of collateral	Appraisal adjustments	20.0% to 63.6% (43.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2018	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,809	Appraisal of collateral	Appraisal adjustments	7.1% to 97.0% (61.8)%
			Liquidation expenses	3.0% to 6.0% (4.4)%
Other real estate owned	$234	Appraisal of collateral	Appraisal adjustments	26.0% to 73.3% (38.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2019 and 2018 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2019	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$31,153	$31,153	$31,153
Investment securities:
Available-for-sale	330,478	330,478	24,128	$306,350
Common equity securities	423	423	423
Held-to-maturity	7,656	7,889		7,889
Loans held for sale	986	986		986
Net loans	1,915,563	1,881,658			$1,881,658
Accrued interest receivable	6,981	6,981		6,981
Mortgage servicing rights	738	1,444		1,444
Restricted equity securities (FHLB and other)	10,201	10,201		10,201
Interest rate floor	944	944		944
Interest rate swaps	4,728	4,728		4,728
Total	$2,309,851	$2,276,885
Financial liabilities:
Deposits	$1,971,489	$1,972,084		$1,972,084
Long-term debt	32,733	33,075		33,075
Accrued interest payable	1,277	1,277		1,277
Interest rate swaps	4,680	4,680		4,680
Total	$2,010,179	$2,011,116

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2018	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$32,616	$32,616	$32,616
Investment securities:
Available-for-sale	269,682	269,682	25,952	$244,090
Common equity securities	291	291	291
Held-to-maturity	8,361	8,380		8,380
Loans held for sale	749	749		749
Net loans	1,801,887	1,762,449			$1,762,449
Accrued interest receivable	7,115	7,115		7,115
Mortgage servicing rights	718	1,710		1,710
Restricted equity securities (FHLB and other)	7,462	7,462		7,462
Interest rate floor	553	553		553
Interest rate swaps	108	108		108
Total	$2,129,542	$2,091,115
Financial liabilities:
Deposits	$1,875,022	$1,874,520		$1,874,520
Short-term borrowings	86,500	86,500		86,500
Long-term debt	37,906	38,071		38,071
Accrued interest payable	1,195	1,195		1,195
Interest rate swaps	138	138		138
Total	$2,000,761	$2,000,424

14. Derivatives and hedging activities:

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest income in the same period(s)

during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During 2020, the Company estimates that an additional $64 will be reclassified as a reduction to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers, which the Company implemented during the third quarter of 2017.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2019, the Company had 30 interest rate swaps with an aggregate notional amount of $172,096 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of December 31, 2019		As of December 31, 2018 (1)		As of December 31, 2019		As of December 31, 2018 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$944	Other Assets	$553

Total derivatives designated as hedging instruments			$944		$553

Derivatives not designated as hedging instruments
Interest Rate Swaps	$172,096	Other Assets	$4,728	Other Assets	$108	Other Liabilities	$4,680	Other Liabilities	$138

Total derivatives not designated as hedging instruments			$4,728		$108		$4,680		$138

(1)	Assets amount does not include accrued interest receivable of $55
(2)	Liabilities amount does not include accrued interest payable of $55

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2019 and December 31, 2018.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		December 31, 2019		Income		December 31, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$192	$196	$(4)	Interest Income	$26	$42	$(16)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Loss	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		December 31, 2018		Income		December 31, 2018
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$243	$109	$134	Interest Income	$(3)	$13	$(16)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Income Statement

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income as of December 31, 2019 and December 31, 2018.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2019	2018
	Interest Income	Interest Income
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$26	$(3)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$26	$(3)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	42	13
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)	$(16)

Effect of Other Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2019 and 2018.

		Amount of Loss	Amount of Loss
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	December 31, 2019	December 31, 2018

Interest Rate Swaps	Other non-interest income	$36	$49

Fee Income	Other income / (expense)	$36	$53

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$5,672	$	$5,672	$		$5,672

Offsetting of Derivative Liabilities
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,680	$	$4,680	$		$4,680

Offsetting of Derivative Assets
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$661	$	$661	$		$661

Offsetting of Derivative Liabilities
as of December 31, 2018
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$138	$	$138	$		$138

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

As of December 31, 2019 the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48. The Company has minimum collateral posting thresholds with certain of its derivative counterparties under these agreements. The Company was in compliance with the terms of the above noted agreements at December 31, 2019.

15. Stock plans:

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

As of December 31, 2019,  72,535 shares of the Company’s common stock were available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but will remain in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units. In 2019, the Company awarded 3,855 shares of non-performance-based restricted stock and 13,490 performance-based restricted stock units under the 2017 Plan. In 2018, the Company awarded 2,548 shares of non-performance-based restricted stock and 8,920 performance-based restricted stock units under the 2017 Plan. In 2019, 2,140 shares of non-performance-based restricted stock and 928 shares of performance-based shares granted under the 2017 Plan vested along with 673 shares of non-performance-based restricted stock and 6,379 of performance-based shares granted under the 2008 Plan. There were 306 shares forfeited under the provisions of the 2017 Plan and 763 shares forfeited under the provisions of the 2008 plan. In 2018, 114 shares of non-performance-based restricted stock granted under the 2017 Plan vested along with 2,493 shares of non-performance-based restricted stock granted under the 2008 Plan.

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

The activity related to restricted stock for each of the years ended December 31, 2019, 2018 and 2017 was as follows:

Year Ended December 31	2019	2018	2017
Nonvested, January 1	21,309	12,448	12,362
Granted shares	17,345	11,468	10,628
Vested shares	10,120	2,607	10,542
Forfeited shares	1,069
Nonvested, December 31	27,465	21,309	12,448

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date.  The fair value of restricted stock is expensed on a straight-line basis.  Compensation is recognized over the vesting period and adjusted based on the performance criteria.  The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the Consolidated Statements of Income and Comprehensive Income.

In 2019, the Company recognized $433 for awards granted under the 2017 Plan and $122 for awards granted under the 2008 plan. In 2018, the Company recognized $149 for awards granted under the 2017 Plan and $123 for awards granted under the 2008 plan. In 2017, the Company recognized $21 for awards granted under the 2017 Plan and $156 for awards granted under the 2008 Plan.  As of December 31, 2019, the Company had $486 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 1.8 years.

16. Employee benefit plans:

The Company sponsors a separate ESOP and Retirement Profit Sharing 401(k) Plan. The Company also maintains SERPs and an employees’ pension plan, which is currently frozen.

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

The Company contributed $357,  $197 and $185 to the ESOP in 2019, 2018 and 2017. In addition, the Company contribution of $1,047,  $1,047 and $923 to the Retirement Profit Sharing Plan in 2019, 2018 and 2017, was comprised of a safe harbor contribution of $627,  $578 and $509 and a discretionary match of $512,  $469 and $414.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $133 and $116 at December 31, 2019 and 2018, respectively. The expense associated with the plan was $17,  $20 and $20 for 2019, 2018 and 2017 respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2019 and 2018, other liabilities include $2,077 and $1,845 accrued under the Plans. Compensation expense includes approximately $360,  $335 and $314 relating to these SERPs for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Information related to the Employees’ Pension Plan is as follows:

	Pension Benefits
December 31	2019	2018
Change in benefit obligation:
Benefit obligation, beginning	$16,338	$16,935
Interest cost	639	623
Change in experience gain	96	135
Change in actuarial assumptions loss (gain)	1,221	(546)
Benefits paid	(803)	(809)
Benefit obligation, ending	17,491	16,338
Change in plan assets:
Fair value of plan assets, beginning	14,919	13,264
Actual return on plan assets	2,814	(236)
Employer contributions		2,700
Benefits paid	(803)	(809)
Fair value of plan assets, ending	16,930	14,919
Funded status at end of year	$(561)	$(1,419)

The Society of Actuaries released new mortality tables in 2019 and 2018 which the Company utilized in its pension plan remeasurements at December 31, 2019 and 2018. The change in mortality assumption, coupled with changes in the discount rate, resulted in an increase to the benefit obligation of $1,221 in 2019 and a decrease of $546 in 2018.

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
December 31	2019	2018

Liabilities	$561	$1,419
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(6,579)	(7,218)
Deferred taxes	1,382	1,516

Net amount recognized	$(5,197)	$(5,702)

The accumulated benefit obligation for the defined benefit pension plan was $17,491 and $16,338 at December 31, 2019 and 2018, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive loss are as follows:

	Pension Benefits
Years Ended December 31,	2019	2018	2017
Net periodic pension income:
Interest cost	$639	$623	$650
Expected return on plan assets	(1,084)	(960)	(915)
Amortization of unrecognized net loss	227	194	195
Net periodic pension income:	(218)	(143)	(70)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	639	(590)	318
Deferred tax	(134)	124	(67)
Total recognized in other comprehensive loss	505	(466)	251
Total recognized in net period pension cost and other comprehensive loss	$287	$(609)	$181

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $201.

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2019	2018	2017
Discount rate:
Obligation	3.25%	4.00%	3.75%
Expense	4.00	3.75	4.00
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2019 and 2018, by asset category are as follows:

December 31,	2019	2018
Asset Category:
Cash and cash equivalents	6.2%	5.0%
Equity securities	61.9	56.2
Corporate bonds	20.6	23.6
U.S. government securities	11.3	15.2
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2019 and 2018 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$1,053	$1,053		$
Equity securities:
U.S. large cap	9,663	9,663
International	817	817
Fixed income securities:
U.S. Treasuries	202		$202
U.S. government agencies	1,713		1,713
Corporate bonds	3,482		3,482
Total	$16,930	$11,533	$5,397	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$743	$743		$
Equity securities:
U.S. large cap	7,687	7,687
International	694	694
Fixed income securities:
U.S. Treasuries	192		$192
U.S. government agencies	2,085		2,085
Corporate bonds	3,518		3,518
Total	$14,919	$9,124	$5,795	$

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

There is no Company stock included in equity securities at December 31, 2019 or 2018. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2020.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2020	$867
2021	867
2022	904
2023	919
2024	969
Thereafter	5,071

17. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

Year Ended December 31	2019	2018	2017
Current	$2,761	$4,072	$6,515
Deferred	394	(681)	1,665
Total	$3,155	$3,391	$8,180

The components of the net deferred tax asset at December 31, 2019 and 2018 are summarized as follows:

December 31	2019	2018

Deferred tax assets:
Allowance for loan losses	$4,762	$4,490
Lease liability	1,301
Defined benefit plan	815	1,516
Deferred compensation	682	593
Deferred loan fees	525	470
Investment securities available-for-sale		683
Other	137	116
Total	8,222	7,868
Deferred tax liabilities:
Lease right-of-use assets	1,286
Premises and equipment, net	1,350	985
Merger related accounting	850	1,083
Deferred loan costs	716	626
Investment securities available-for-sale	416
Other	242	93
Total	4,860	2,787
Net deferred tax asset	$3,362	$5,081

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2019 and December 31, 2018 and 35.0 percent for December 31, 2017 is summarized as follows:

	2019		2018		2017
Year Ended December 31	Amount	%	Amount	%	Amount	%

Federal income tax at statutory rate	$6,067	21.00%	$5,945	21.00%	$9,323	35.00%
Effect of federal income tax rate changes (Note 1)					2,623	9.85
Tax exempt interest	(1,299)	(4.50)	(1,320)	(4.66)	(2,157)	(8.10)
Bank owned life insurance income	(159)	(0.55)	(236)	(0.83)	(269)	(1.01)
Residential housing program tax credits	(1,094)	(3.79)	(1,094)	(3.87)	(1,095)	(4.11)
Other, net	(360)	(1.25)	96	0.34	(245)	(0.92)
Total	$3,155	10.91%	$3,391	11.98%	$8,180	30.71%

18. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2019	2018
Assets:
Cash and cash equivalents	$5,192	$3,736
Equity securities	423	291
Investment in bank subsidiary	293,415	272,617
Due from subsidiaries		1,974
Other assets	19	35
Total assets	$299,049	$278,653

Liabilities and Stockholders’ Equity:
Other liabilities	$39	$39
Stockholders’ equity	299,010	278,614
Total liabilities and stockholders’ equity	$299,049	$278,653

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31	2019	2018	2017
Income:
Dividends from subsidiaries	$10,131	$9,691	$9,319
Other income	8	72	52
Unrealized holding gains on equity securities	132	13
Total income	10,271	9,776	9,371
Expense:
Other expenses	145	214	205
Total expenses	145	214	205
Income before taxes and undistributed income	10,126	9,562	9,166
Income tax benefit	(1)	(27)	(54)
Income before undistributed income of subsidiaries	10,127	9,589	9,220
Equity in undistributed net income of subsidiaries	15,609	15,331	9,237
Net income	$25,736	$24,920	$18,457
Comprehensive Income	$30,607	$23,523	$17,500

condensed Statements of Cash Flows

Year Ended December 31	2019	2018	2017
Cash flows from operating activities:
Net income	$25,736	$24,920	$18,457
Adjustments:
Net gains on investment securities	(132)	(14)
Undistributed net income of subsidiaries	(15,609)	(15,331)	(9,237)
Decrease in other assets	(310)	(111)	(3)
Decrease in other liabilities		(10)	(53)
Stock based compensation	554	272	177
Increase in due from subsidiaries	1,974
Net cash provided by operating activities	12,213	9,726	9,341
Cash flows from investing activities:
Purchase of equity securities		(234)	(43)
Cash flows used in financing activities:
Stock awards	8	5	5
Purchase of treasury stock	(634)
Cash dividends paid	(10,131)	(9,693)	(9,319)
Net cash used in financing activities	(10,757)	(9,688)	(9,314)
Increase (decrease) in cash	1,456	(196)	(16)
Cash at beginning of year	3,736	3,932	3,948
Cash at end of year	$5,192	$3,736	$3,932

19. Regulatory matters:

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2019 and 2018 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2019, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $25,530. At December 31, 2019 and 2018, there were no loans outstanding, nor were any advances made during 2019 and 2018.

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

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2019.  To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Peoples Bank’s actual capital ratios at December 31, 2019 and 2018, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$237,280	11.90%	$89,717	4.50%
Peoples Bank	231,685	11.64	89,576	4.50	$129,387	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	237,280	11.90	119,623	6.00
Peoples Bank	231,685	11.64	119,434	6.00	159,246	8.00
Total capital to risk-weighted assets:
Consolidated	259,957	13.04	159,497	8.00
Peoples Bank	254,362	12.78	159,246	8.00	199,057	10.00
Tier 1 capital to average assets:
Consolidated	237,280	10.14	93,633	4.00
Peoples Bank	231,685	9.91%	93,508	4.00%	116,884	5.00%

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$221,024	11.95%	$83,241	4.50%
Peoples Bank	215,027	11.64	83,144	4.50	$120,097	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	221,024	11.95	110,988	6.00
Peoples Bank	215,027	11.64	110,859	6.00	147,811	8.00
Total capital to risk-weighted assets:
Consolidated	242,403	13.10	147,984	8.00
Peoples Bank	236,406	12.80	147,811	8.00	184,764	10.00
Tier 1 capital to average assets:
Consolidated	221,024	10.03	88,119	4.00
Peoples Bank	215,027	9.78%	87,969	4.00%	109,962	5.00%

20. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

21. Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss included in stockholders’ equity at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net unrealized gain (loss) on investment securities available-for-sale	$1,835	$(3,251)
Income tax	385	(683)
Net of income taxes	1,450	(2,568)
Benefit plan adjustments	(6,579)	(7,218)
Income tax	(1,382)	(1,516)
Net of income taxes	(5,197)	(5,702)
Derivative adjustments	687	246
Income tax	144	52
Net of income taxes	543	194
Accumulated other comprehensive loss	$(3,205)	$(8,076)

Other comprehensive loss and related tax effects for the years ended December 31, 2019, 2018 and 2017 are as follows:

Year Ended December 31,	2019	2018	2017
Unrealized loss on investment securities available-for-sale	$5,109	$(2,014)	$(1,790)
Net gain on the sale of investment securities available-for-sale	(23)
Benefit plans:
Amortization of actuarial loss (2)	227	194	195
Actuarial gain (loss)	412	(785)	123
Net change in benefit plan liabilities	639	(591)	318
Net change in derivatives	441	246
Other comprehensive loss before taxes	6,166	(2,359)	(1,472)
Income tax	1,295	(496)	(515)
Other comprehensive loss	$4,871	$(1,863)	$(957)

(1)	Represents amounts reclassified out of accumulated comprehensive loss and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)

Represents amounts reclassified out of accumulated comprehensive loss and included in the computation of net periodic pension expense. Refer to Note 16 included in these consolidated financial statements.

22. Summary of quarterly financial information (unaudited):

	2019
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$22,801	$23,332	$23,632	$23,616
Interest expense	4,504	4,604	4,396	4,364
Net interest income	18,297	18,728	19,236	19,252
Provision for loan losses	1,050	350	700	4,000
Net interest income after provision for loan losses	17,247	18,378	18,536	15,252
Noninterest income	3,416	4,152	3,682	3,870
Noninterest expense	13,490	14,429	14,079	13,644
Income before income taxes	7,173	8,101	8,139	5,478
Income tax expense	761	957	991	446
Net income	$6,412	$7,144	$7,148	$5,032
Per share data:
Net income	$0.87	$0.96	$0.97	$0.68
Cash dividends declared	$0.34	$0.34	$0.34	$0.35
Average common shares outstanding	7,399,054	7,399,302	7,394,992	7,388,488

	2018
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$19,994	$20,766	$21,419	$22,482
Interest expense	2,807	3,115	3,466	3,934
Net interest income	17,187	17,651	17,953	18,548
Provision for loan losses	1,050	1,050	1,050	1,050
Net interest income after provision for loan losses	16,137	16,601	16,903	17,498
Noninterest income	3,572	3,663	3,253	3,171
Noninterest expense	13,081	13,496	12,537	13,373
Income before income taxes	6,628	6,768	7,619	7,296
Income tax expense	774	811	902	904
Net income	$5,854	$5,957	$6,717	$6,392
Per share data:
Net income	$0.79	$0.81	$0.91	$0.86
Cash dividends declared	$0.32	$0.33	$0.33	$0.33
Average common shares outstanding	7,396,505	7,396,533	7,399,054	7,399,054

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A.Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2019, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2019 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2019.

Baker Tilly Virchow Krause, LLP, the Company’s independent registered public accounting firm that audited our  consolidated financial statements as of and for the year ended December 31, 2019 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2020

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

None.

PART III

Item  10.Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  11.Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  13.Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item  14.Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

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
10.12

Second Amendment to Amended and Restated Deferred Compensation Plan #2, dated January 30, 2020, by and between Peoples Security Bank and Trust and Craig Best (incorporated by reference to Exhibit 10.01 to the registrant’s Form 8-K filed with the Commission on January 31, 2020)*

10.13

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

10.14	Termination Agreement with Debra E. Dissinger (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-25G filed with the Commission on March 4, 1998)*
10.15	Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K filed with the Commission on March 15, 2005)*
10.16	Amendment to Supplemental Executive Retirement Plan with Debra E. Dissinger (incorporated by reference to Exhibit 10.9 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*
10.17

Employment Agreement dated as of December 1, 2013, by and among Peoples, Peoples Bank and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013)*

10.18

Supplemental Executive Retirement Plan Agreement, dated April 22, 2014, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Joseph M. Ferretti (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.19

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.20

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10‑Q filed with the SEC on August 9, 2012)*

10.21

Employment Agreement, dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.22

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
10.26

Supplemental Executive Retirement Plan Agreement, effective February 1, 2016, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Michael L. Jake (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on August 5, 2016)*

10.27

Consulting and Confidentiality Agreement dated August 29, 2019 between Peoples Security Bank and Trust Company and Michael L. Jake (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 7, 2019)*

10.28

Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2016)*

Exhibit No.	Description of Exhibit
10.29

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

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 16, 2020

/s/ Craig W. Best Craig W. Best	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2020

/s/ John R. Anderson III John R. Anderson III	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020

/s/ Sandra L. Bodnyk	Director	March 16, 2020
Sandra L. Bodnyk

/s/ James G. Keisling James G. Keisling	Director	March 16, 2020

Name	Title	Date

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 16, 2020

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 16, 2020

/s/ Robert Naismith Robert Naismith	Director	March 16, 2020

/s/ James B. Nicholas James B. Nicholas	Director	March 16, 2020

/s/ George H. Stover, Jr. George H. Stover, Jr.	Director	March 16, 2020

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 16, 2020

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 16, 2020