Form 10-Q
period 2020-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2020-05-11
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,343,240 at April 30, 2020.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2020

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks:
Cash and due from banks	$22,181	$26,943
Interest-bearing deposits in other banks	13,146	4,210
Total cash and due from banks	35,327	31,153
Investment securities:
Available-for-sale	302,884	330,478
Equity investments carried at fair value	299	423
Held-to-maturity: Fair value March 31, 2020, $7,687; December 31, 2019, $7,889	7,520	7,656
Total investment securities	310,703	338,557
Loans	2,023,155	1,938,240
Less: allowance for loan losses	25,686	22,677
Net loans	1,997,469	1,915,563
Loans held for sale	270	986
Premises and equipment, net	48,619	47,932
Accrued interest receivable	7,283	6,981
Goodwill	63,370	63,370
Intangible assets, net	1,411	1,565
Other assets	79,320	69,220
Total assets	$2,543,772	$2,475,327

Liabilities:
Deposits:
Noninterest-bearing	$467,315	$463,238
Interest-bearing	1,542,680	1,508,251
Total deposits	2,009,995	1,971,489
Short-term borrowings	164,150	152,150
Long-term debt	32,250	32,733
Accrued interest payable	1,336	1,277
Other liabilities	29,978	18,668
Total liabilities	2,237,709	2,176,317

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,343,240 shares at March 31, 2020 and 7,388,480 shares at December 31, 2019	14,670	14,777
Capital surplus	133,159	135,251
Retained earnings	154,806	152,187
Accumulated other comprehensive income (loss)	3,428	(3,205)
Total stockholders’ equity	306,063	299,010
Total liabilities and stockholders’ equity	$2,543,772	$2,475,327

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$20,917	$20,103
Tax-exempt	1,031	1,099
Interest and dividends on investment securities:
Taxable	1,548	1,010
Tax-exempt	299	562
Dividends	23	19
Interest on interest-bearing deposits in other banks	24	8
Total interest income	23,842	22,801

Interest expense:
Interest on deposits	3,503	3,411
Interest on short-term borrowings	573	813
Interest on long-term debt	205	280
Total interest expense	4,281	4,504
Net interest income	19,561	18,297
Provision for loan losses	3,500	1,050
Net interest income after provision for loan losses	16,061	17,247

Noninterest income:
Service charges, fees and commissions	1,605	1,719
Merchant services income	114	198
Commission and fees on fiduciary activities	506	507
Wealth management income	387	377
Mortgage banking income	137	148
Bank owned life insurance income	187	186
Interest rate swap revenue	470	280
Net (losses) gains on equity investment securities	(123)	1
Net gains on sale of investment securities available-for-sale	267
Total noninterest income	3,550	3,416

Salaries and employee benefits expense	7,856	7,595
Net occupancy and equipment expense	3,079	2,961
Amortization of intangible assets	154	192
Professional fees and outside services	365	331
FDIC insurance and assessments	74	259
Donations	338	332
Other expenses	1,785	1,820
Total noninterest expense	13,651	13,490
Income before income taxes	5,960	7,173
Income tax expense	679	761
Net income	5,281	6,412

Other comprehensive income :
Unrealized gain on investment securities available-for-sale	7,629	2,439
Reclassification adjustment for net gain on sales included in net income	(267)
Change in derivative fair value	1,036	63
Other comprehensive income	8,398	2,502
Income tax expense	1,765	526
Other comprehensive income , net of income taxes	6,633	1,976
Comprehensive income	$11,914	$8,388

Per share data:
Net income:
Basic	$0.72	$0.87
Diluted	$0.71	$0.87
Average common shares outstanding:
Basic	7,379,438	7,399,054
Diluted	7,406,291	7,408,536
Dividends declared	0.36	0.34

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			5,281		5,281
Other comprehensive income, net of income taxes				6,633	6,633
Dividends declared: $0.36 per share			(2,662)		(2,662)
Stock based compensation		5			5
Share retirement: 53,746 shares	(107)	(2,097)			(2,204)
Balance, March 31, 2020	$14,670	$133,159	$154,806	$3,428	$306,063

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$278,614
Net income			6,412		6,412
Other comprehensive income, net of income taxes				1,976	1,976
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		83			83
Balance, March 31, 2019	$14,798	$135,393	$140,478	$(6,100)	$284,569

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2020	2019
Cash flows from operating activities:
Net income	$5,281	$6,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	735	596
Amortization of right-of-use lease asset	104	92
Amortization of deferred loan costs	39	(107)
Amortization of intangibles	154	192
Amortization of low income housing partnerships	120	119
Provision for loan losses	3,500	1,050
Net unrealized (gain) loss on equity investment securities	123	(1)
Net (gain) loss on sale of other real estate owned	(4)	8
Loans originated for sale	(2,297)	(1,501)
Proceeds from sale of loans originated for sale	3,023	2,278
Net gain on sale of loans originated for sale	(10)	(28)
Net amortization of investment securities	281	474
Net gain on sale of investment securities available-for-sale	(267)
Bank owned life insurance income	(187)	(186)
Deferred income tax expense	619	13
Stock based compensation	5	83
Net change in:
Accrued interest receivable	(302)	(96)
Other assets	(10,038)	(3,836)
Accrued interest payable	59	(317)
Other liabilities	10,014	2,545
Net cash provided by operating activities	10,952	7,790
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	26,502
Proceeds from repayments of investment securities:
Available-for-sale	17,522	14,287
Held-to-maturity	135	196
Purchases of investment securities:
Available-for-sale	(9,080)	(13,021)
Net purchase of restricted equity securities	(482)	(964)
Net increase in lending activities	(86,062)	(26,629)
Purchases of premises and equipment	(627)	(1,062)
Proceeds from the sale of premises and equipment		23
Proceeds from sale of other real estate owned	157	84
Net cash used in investing activities	(51,935)	(27,086)
Cash flows from financing activities:
Net increase (decrease) in deposits	38,506	(6,792)
Repayment of long-term debt	(483)	(460)
Net increase in short-term borrowings	12,000	22,500
Retirement of common stock	(2,204)
Cash dividends paid	(2,662)	(2,516)
Net cash provided by financing activities	45,157	12,732
Net increase (decrease) in cash and cash equivalents	4,174	(6,564)
Cash and cash equivalents at beginning of period	31,153	32,616
Cash and cash equivalents at end of period	$35,327	$26,052

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2020	2019
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,222	$4,821
Income taxes		1,100
Noncash items:
Transfers of loans to other real estate	$626	$85
Initial recognition of right-of-use assets	899	5,513
Initial recognition of lease liability	899	5,513

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company. Unless the context indicates otherwise, all references in this quarterly report to “Peoples”, “Company”, “Bank”, “we”, “us” and “our” refer to Peoples Financial Services Corp., its subsidiaries and its and their respective predecessors. The Company services its retail and commercial customers through twenty-nine full-service community banking offices located within the Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York. Additionally, we operate a limited purpose banking office (“LPO”) located in and serving Schuylkill County, Pennsylvania.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three months ended and as of March 31, 2020, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2019.

Significant events: COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to the United States and throughout the world. On March 11, 2020, the World Health Organization declared COVID-19, a global pandemic. In the United States, the rapid spread of the COVID-19 virus invoked various federal and state authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Reserve System’s Federal Open Market Committee (“FOMC”) to aggressively cut the target federal funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets.

As the COVID-19 events unfolded throughout the first quarter of 2020, the Company implemented its pandemic plan and executed various strategies and protocols intended to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. The Company imposed business travel restrictions, implemented quarantine and work

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. The Company also maintained active communications with its primary regulatory agencies and critical vendors in an effort to assure that all mission-critical activities and functions would be performed in line with regulatory expectations and the Company’s service standards.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves. During March, the Company reviewed its commercial loan and commercial real estate portfolios and determined approximately $1.2 billion or 73% is categorized as non-life sustaining and subject to shutdown. Based on management’s application of its allowance for loan losses methodology and changes to the economic qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions and the increased inherent risk in the loan portfolio, first quarter 2020 results included $3.5 million in provision for loan and lease losses. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Through May 6, 2020, the Company granted payment deferral requests for up to four months to 390 business loans and for up to six months on 451 consumer loans, representing $313.6 million of the Company’s loan balances. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming.

The Company has also participated as a lender in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program, a $349 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program (“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. Between April 3 and April 17, 2020, the Company processed 836 applications providing over $177.9 million in loans through Phase I of the SBA PPP with an average loan amount of $213 thousand.  Through May 6, 2020, the Company processed another 455 applications providing over $24.0 million in loans through Phase II of the PPP with an average loan amount of $53 thousand furthering Peoples’ commitment to support small businesses.  Funding these loans will generate approximately $6.6

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

million of SBA processing fees.   The Company intends to utilize the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to replace liquidity used to fund PPP loans.

The Company also has goodwill with a net carrying value of $63.4 million at March 31, 2020 and December 31, 2019. The Company completes a goodwill impairment analysis at least annually, or more often if events and circumstances indicate that there may be impairment. In connection with the emergence of COVID-19 as a global pandemic and the decline in our stock price during the 2020 first quarter, management performed a qualitative assessment to determine whether goodwill was impaired.  Management assessed factors that could potentially indicate impairment, including: regional and national economic conditions, banking industry conditions and trends, historical financial performance, and other banking specific factors.  After assessing the factors in totality, management determined that it was more likely than not that the fair value of the Company is higher than its book value as of March 31, 2020, and, therefore, goodwill is not considered impaired. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods with no assurance that the future impairment assessments or tests will not result in a charge to earnings.

Recent accounting standards:

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

•

In November 2019, the FASB voted to defer the adoption date for smaller reporting companies from 2020 to 2023. The Company qualifies as a smaller reporting company and therefore guidance is effective for the Company in 2023. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The Company adopted this guidance effective January 1, 2020. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements”. In accordance with the Concepts Statement, this ASU removes, modifies and adds select disclosure requirements under Topic 820 after consideration of costs and benefits. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance on January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2019-12 on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited time period to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective for entities with contracts, including derivative contracts, that reference LIBOR or some other reference rate that are expected to be discontinued. For the Company's cash flow hedges, ASU 2020-04 allows: (i) an entity to change the reference rate without having to designate the hedging relationship; (ii) for cash flow hedges in which the designated hedged risk is LIBOR, allows an entity to assert that it remains probable that the hedged forecasted transaction will occur; and (iii) allows an entity to change the designated method used to assess hedge effectiveness and simplifies or temporarily suspends the assessment of hedge effectiveness for hedging relationships. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on the consolidated financial statements.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Net unrealized gain on investment securities available-for-sale	$9,197	$1,835
Income tax	1,932	385
Net of income taxes	7,265	1,450
Benefit plan adjustments	(6,579)	(6,579)
Income tax	(1,382)	(1,382)
Net of income taxes	(5,197)	(5,197)
Derivative adjustments	1,723	687
Income tax	363	144
Net of income taxes	1,360	543
Accumulated other comprehensive income (loss)	$3,428	$(3,205)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31,2020 and 2019:

	2020		2019
For the Three Months Ended March 31	Basic	Diluted	Basic	Diluted
Net income	$5,281	$5,281	$6,412	$6,412
Average common shares outstanding	7,379,438	7,406,291	7,399,054	7,408,536
Earnings per share	$0.72	$0.71	$0.87	$0.87

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$21,471	$650		$22,121
U.S. government-sponsored enterprises	83,028	1,562		84,590
State and municipals:
Taxable	32,116	772	$328	32,560
Tax-exempt	38,392	1,596	8	39,980
Residential mortgage-backed securities:
U.S. government agencies	7,125	178	3	7,300
U.S. government-sponsored enterprises	98,880	4,143	3	103,020
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,675	638		13,313
Total	$293,687	$9,539	$342	$302,884
Held-to-maturity:
Tax-exempt state and municipals	$6,851	$153	$15	$6,989
Residential mortgage-backed securities:
U.S. government agencies	28			28
U.S. government-sponsored enterprises	641	30	1	670
Total	$7,520	$183	$16	$7,687

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
December 31, 2019	Cost	Gains	Losses		Value
Available-for-sale:
U.S. Treasury securities	$23,966	162	$		$24,128
U.S. government-sponsored enterprises	87,156	$181		227	87,110
State and municipals:
Taxable	35,418	295		815	34,898
Tax-exempt	59,127	1,056		20	60,163
Residential mortgage-backed securities:
U.S. government agencies	8,368	112		10	8,470
U.S. government-sponsored enterprises	101,914	1,011		77	102,848
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,694	171		4	12,861
Total	$328,643	$2,988		$1,153	$330,478
Held-to-maturity:
Tax-exempt state and municipals	$6,852	$208	$		$7,060
Residential mortgage-backed securities:
U.S. government agencies	31				31
U.S. government-sponsored enterprises	773	25			798
Total	$7,656	$233	$		$7,889

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At March 31, 2020 and December 31, 2019, we had $299 and $423 respectively, in equity securities recorded at fair value. At March 31, 2020, the fair value of

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

our equity portfolio exceeded the cost basis by $22. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31 2020 (in thousands):

For the Three Months Ended March 31,	2020	2019
Net (loss) gains recognized during the period on equity securities	$(123)	$1
Less: Net gains (loss) recognized during the period on equity securities sold during the period
Unrealized (loss) gain recognized during the reporting period on equity securities still held at the reporting date	$(123)	$1

Restricted Investment In Stock

Restricted investment in stock includes FHLB with a carrying cost of $10,642 and $10,159 at March 31, 2020 and December 31, 2019, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42, and VISA Class B stock with a carrying cost of $0 at March 31, 2020 and December 31, 2019, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.  The increase in FHLB stock from December 31, 2019 is due to an increase in short term borrowings at FHLB.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of March 31, 2020), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of March 31, 2020, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2020, is summarized as follows:

Fair
March 31, 2020	Value
Within one year	$37,800
After one but within five years	79,696
After five but within ten years	18,995
After ten years	39,313
175,804
Mortgage-backed and other amortizing securities	127,080
Total	$302,884

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March  31, 2020, is summarized as follows:

	Amortized	Fair
March 31, 2020	Cost	Value
After ten years	$6,851	$6,989
	6,851	6,989
Mortgage-backed securities	669	698
Total	$7,520	$7,687

Securities with a carrying value of $133,308 and $157,047 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2020 and December 31, 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$8,632	$328			$8,632	$328
Tax-exempt	3,149	23			3,149	23
Residential mortgage-backed securities:
U.S. government agencies			$1,133	$3	1,133	3
U.S. government-sponsored enterprises	22	1	747	3	769	4
Total	$11,803	$352	$1,880	$6	$13,683	$358

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$13,695	$149	$36,070	$78	$49,765	$227
State and municipals:
Taxable	23,929	815			23,929	815
Tax-exempt	2,684	19	1,098	1	3,782	20
Residential mortgage-backed securities:
U.S. government agencies	992	1	2,362	9	3,354	10
U.S. government-sponsored enterprises	36,939	51	3,751	30	40,690	81
Total	$78,239	$1,035	$43,281	$118	$121,520	$1,153

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first quarter of 2020. The Company had 24 investment securities, consisting of 5 tax-exempt and 8 taxable state and municipal obligations and 11 mortgage-backed securities that were in unrealized loss positions at March 31, 2020. Of these securities, 10 mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2020. There was no OTTI recognized for the three months ended March 31, 2020 and 2019.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2020 and December 31, 2019 are summarized as follows. Net deferred loan costs were $869 and $908 at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Commercial	$537,949	$522,957
Real estate:
Commercial	1,082,124	1,011,423
Residential	307,215	301,378
Consumer	95,867	102,482
Total	$2,023,155	$1,938,240

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2020 and 2019 are summarized as follows:

		Real estate
March 31, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2020	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(650)		(54)	(94)	(798)
Recoveries	267		10	30	307
Provisions	1,464	1,511	442	83	3,500
Ending balance	$7,969	$13,007	$3,624	$1,086	$25,686

		Real estate
March 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$5,516	$10,736	$3,892	$1,235	$21,379
Charge-offs	(77)	(6)	(159)	(132)	(374)
Recoveries	8		4	38	50
Provisions	508	344	143	55	1,050
Ending balance	$5,955	$11,074	$3,880	$1,196	$22,105

The Company's allowance for loan losses increased $3.0 million or 13.3% in the first quarter of 2020, due largely to the adjustment of qualitative factors in our allowance for loan losses methodology, which reflect current economic decline and expectation of increased credit losses due to COVID-19's adverse impact on economic and business operating conditions.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2020 and December 31, 2019 is summarized as follows:

		Real estate
March 31, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$7,969	$13,007	$3,624	$1,086	$25,686
Ending balance: individually evaluated for impairment	764	270	192		1,226
Ending balance: collectively evaluated for impairment	$7,205	$12,737	$3,432	$1,086	$24,460
Loans receivable:
Ending balance	$537,949	$1,082,124	$307,215	$95,867	$2,023,155
Ending balance: individually evaluated for impairment	5,662	3,526	1,835	201	11,224
Ending balance: collectively evaluated for impairment	$532,287	$1,078,598	$305,380	$95,666	$2,011,931

		Real estate
December 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$6,888	$11,496	$3,226	$1,067	$22,677
Ending balance: individually evaluated for impairment	363	279	135		777
Ending balance: collectively evaluated for impairment	$6,525	$11,217	$3,091	$1,067	$21,900
Loans receivable:
Ending balance	$522,957	$1,011,423	$301,378	$102,482	$1,938,240
Ending balance: individually evaluated for impairment	4,658	3,048	2,153	261	10,120
Ending balance: collectively evaluated for impairment	$518,299	$1,008,375	$299,225	$102,221	$1,928,120

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2020 and December 31, 2019:

		Special
March 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$528,747	$3,776	$5,426	$	$537,949
Real estate:
Commercial	1,067,426	5,156	9,542		1,082,124
Residential	304,238		2,977		307,215
Consumer	95,607		260		95,867
Total	$1,996,018	$8,932	$18,205	$	$2,023,155

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$513,994	$3,837	$5,126	$	$522,957
Real estate:
Commercial	993,645	2,508	15,270		1,011,423
Residential	298,449	597	2,332		301,378
Consumer	102,145		337		102,482
Total	$1,908,233	$6,942	$23,065	$	$1,938,240

The increase in special mention loans from December 31, 2019 to March 31, 2020 is primarily associated with the reclassification of two larger commercial real estate credits. The largest relationship totaled $3.8 million and was downgraded to special mention due to the loss of major tenants while the other relationship totaling $1.1 million was upgraded from special mention due to stabilized rental income and improved cash flows.  The decrease to substandard loans resulted from the payoff of a $5.1 million commercial real estate construction loan that had experienced significant construction delays.

Information concerning nonaccrual loans by major loan classification at March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Commercial	$4,373	$3,336
Real estate:
Commercial	3,258	2,765
Residential	843	1,148
Consumer	201	261
Total	$8,675	$7,510

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$196	11	$4,373	$4,580	$533,369	$537,949
Real estate:
Commercial	2,861	$187	3,258	6,306	1,075,818	1,082,124
Residential	3,924	256	1,266	5,446	301,769	307,215	$423
Consumer	520	147	201	868	94,999	95,867
Total	$7,501	$601	$9,098	$17,200	$2,005,955	$2,023,155	$423

The increase in the total past due loans was due to an increase in nonaccrual loans which are included in the greater than 90 day category, coupled with an increase in 30-59 days past due as borrowers began experiencing the initial impact of COVID-19.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2019	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$75	$	$3,036	$3,111	$519,846	$522,957
Real estate:
Commercial	926	175	2,765	3,866	1,007,557	1,011,423	$
Residential	2,164	1,227	1,526	4,917	296,461	301,378	378
Consumer	523	123	261	907	101,575	102,482
Total	$3,688	$1,525	$7,588	$12,801	$1,925,439	$1,938,240	$378

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2020 and March 31, 2019, and as of and for the year ended December 31, 2019 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,706	$4,249		$3,672	$16
Real estate:
Commercial	2,263	2,574		2,091	5
Residential	1,129	1,369		1,424	5
Consumer	201	219		231
Total	7,299	8,411		7,418	26
With an allowance recorded:
Commercial	1,956	1,974	764	1,488	6
Real estate:
Commercial	1,263	1,924	270	1,197
Residential	706	735	192	571	4
Consumer
Total	3,925	4,633	1,226	3,256	10
Total impaired loans
Commercial	5,662	6,223	764	5,160	22
Real estate:
Commercial	3,526	4,498	270	3,288	5
Residential	1,835	2,104	192	1,995	9
Consumer	201	219		231
Total	$11,224	$13,044	$1,226	$10,674	$36

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,638	$4,175		$3,907	$63
Real estate:
Commercial	1,918	2,205		2,385	38
Residential	1,718	2,060		1,362	25
Consumer	261	274		233
Total	7,535	8,714		7,887	126
With an allowance recorded:
Commercial	1,020	1,038	363	1,012	32
Real estate:
Commercial	1,130	1,811	279	1,050	10
Residential	435	450	135	1,408	29
Consumer				20
Total	2,585	3,299	777	3,490	71
Total impaired loans
Commercial	4,658	5,213	363	4,919	95
Real estate:
Commercial	3,048	4,016	279	3,435	48
Residential	2,153	2,510	135	2,770	54
Consumer	261	274		253
Total	$10,120	$12,013	$777	$11,377	$197

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$6,072	$6,407		$3,817	$17
Real estate:
Commercial	2,098	2,184		2,034	13
Residential	860	1,287		1,415	7
Consumer	238	245		195
Total	9,268	10,123		7,461	37
With an allowance recorded:
Commercial	940	990	$138	808	7
Real estate:
Commercial	1,437	1,563	389	1,295	5
Residential	2,035	2,078	461	2,068	11
Consumer				30
Total	4,412	4,631	988	4,201	23
Total impaired loans
Commercial	7,012	7,397	138	4,625	24
Real estate:
Commercial	3,535	3,747	389	3,329	18
Residential	2,895	3,365	461	3,483	18
Consumer	238	245	—	225
Total	$13,680	$14,754	$988	$11,662	$60

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,140 at March 31, 2020, $2,193 at December 31, 2019 and $3,096 at March 31, 2019.

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

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2020.  For the three months ended March 31 2019, there was one commercial real estate loan modified as troubled debt restructuring in the amount of $340.  During the three months ended March 31, 2020, there was one payment default on a residential real estate loan in the amount of $52 and there were no payment defaults on troubled debt restructings. During the three months ended March 31, 2019, there were no payment defaults on restructured loans.

6. Other assets:

The components of other assets at March  31, 2020, and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Other real estate owned	$903	$450
Investment in low income housing partnership	6,782	6,901
Mortgage servicing rights	741	738
Bank owned life insurance	35,224	35,041
Restricted equity securities (FHLB and other)	10,684	10,201
Net deferred tax asset	1,598	3,362
Interest rate floor	1,966	944
Interest rate swaps	14,679	4,728
Other assets	6,743	6,855
Total	$79,320	$69,220

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

During the periods ended March 31, 2020 and December 31, 2019 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Interest rate swaps and options:   The Company’s interest rate swaps and options are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for interest rate, forward rates, rate volatility, and volatility surface . Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at March  31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$22,121	$22,121		$
U.S. government-sponsored enterprises	84,590		$84,590
State and municipals:
Taxable	32,560		32,560
Tax-exempt	39,980		39,980
Mortgage-backed securities:
U.S. government agencies	7,300		7,300
U.S. government-sponsored enterprises	116,333		116,333
Common equity securities	299	299
Loan held for sale	270		270
Interest rate floor-other assets	1,966		1,966
Interest rate swap-other assets	14,679		14,679
Interest rate swap-other liabilities	(14,762)		(14,762)
Total	$305,336	$22,420	$282,916	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,128	$24,128		$
U.S. government-sponsored enterprises	87,110		$87,110
State and municipals:
Taxable	34,898		34,898
Tax-exempt	60,163		60,163
Mortgage-backed securities:
U.S. government agencies	8,470		8,470
U.S. government-sponsored enterprises	115,709		115,709
Common equity securities	423	423
Loan held for sale	986		986
Interest rate floor-other assets	944		944
Interest rate swap-other assets	4,728		4,728
Interest rate swap-other liabilities	(4,680)		(4,680)
Total	$332,879	$24,551	$308,328	$

Assets and liabilities measured at fair value on a nonrecurring basis at March  31, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,699			$2,699
Other real estate owned	$550			$550

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,699	Appraisal of collateral	Appraisal adjustments	11.7% to 97.0% (62.5)%
			Liquidation expenses	3.0% to 6.0% (5.7)%
Other real estate owned	$550	Appraisal of collateral	Appraisal adjustments	18.4% to 63.5% (40.3)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,808	Appraisal of collateral	Appraisal adjustments	8.6% to 97.0% (54.4)%
			Liquidation expenses	3.0% to 6.0% (5.2)%
Other real estate owned	$283	Appraisal of collateral	Appraisal adjustments	20.0% to 63.6% (43.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March  31, 2020 and December 31, 2019 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2020	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$35,327	$35,327	$35,327
Investment securities:
Available-for-sale	302,884	302,884	22,121	$280,763
Common equity securities	299	299	299
Held-to-maturity	7,520	7,687		7,687
Loans held for sale	270	270		270
Net loans	1,997,469	1,963,402			$1,963,402
Accrued interest receivable	7,283	7,283		7,283
Mortgage servicing rights	741	1,299		1,299
Restricted equity securities (FHLB and other)	10,684	10,684		10,684
Interest rate floor	1,966	1,966		1,966
Interest rate swaps	14,679	14,679		14,679
Total	$2,379,122	$2,345,780
Financial liabilities:
Deposits	$2,009,995	$2,014,166		$2,014,166
Long-term debt	32,250	32,864		32,864
Accrued interest payable	1,336	1,336		1,336
Interest rate swaps	14,762	14,762		14,762
Total	$2,058,343	$2,063,128

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
Short-term borrowings
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

For the three months ended March 31, salaries and employee benefits expense includes approximately $306 in 2020 and $340 in 2019 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended March 31,	2020	2019
Components of net periodic pension benefit:
Interest cost	$54	$128
Expected return on plan assets	(123)	(217)
Amortization of unrecognized net gain	22	45
Net periodic benefit	$(47)	$(44)

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

As of March 31, 2020, there were 54,506 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but remained in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the three months ended March 31, 2020 and 2019, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 16,854 shares and 17,345 shares underlying such awards, respectively.

The non-performance restricted stock grants made in 2020, 2019 and 2018 vest equally over three years from the grant date. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity that determines the number of restricted stock units that may vest.

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

The Company recognized net compensation costs of $5 for the three months ended March 31, 2020 for awards granted under the 2017 Plan. The Company recognized compensation expense of $83 for the three months ended March 31, 2019 for awards granted under the 2017 Plan. As of March 31, 2020, the Company had $861 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of just under 2.6 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period(s) during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in interest income. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate assets. During 2020, the Company estimates that an additional $64 will be reclassified as a reduction to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2020, the Company had 44 interest rate swaps with an aggregate notional amount of $225,376 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31 2020 and December 31, 2019.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of March 31, 2020		As of December 31, 2019 (1)		As of March 31, 2020		As of December 31, 2019 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,966	Other Assets	$944

Total derivatives designated as hedging instruments			$1,966		$944

Derivatives not designated as hedging instruments
Interest Rate Swaps	$225,376	Other Assets	$14,679	Other Assets	$4,728	Other Liabilities	$14,762	Other Liabilities	$4,680

Total derivatives not designated as hedging instruments			$14,679		$4,728		$14,762		$4,680

(1)	Assets amount does not include accrued interest receivable of $65.
(2)	Liabilities amount does not include accrued interest payable of $65.
(3)	Notional amount of interest rate swaps at March 31, 2019 $79,667.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of March 31, 2020 and March 31, 2019.

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Loss	Loss	Gain	Recognized from	Loss		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		March 31, 2020		Income			March 31, 2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$(1,072)	$(1,104)	$36	Interest Income	$36		$52	$(16)

				Location of			Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of		Gain	Loss
	Gain	Gain	Loss	Recognized from	Gain		Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified		from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income		Included Component	Excluded Component
Relationships		March 31, 2019		Income			March 31, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$47	$295	$(248)	Interest Income	$(15)	$		$(15)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2020	2019
	Interest Income	Interest Income
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$36	$(15)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$36	$(15)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	52
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)	$(15)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March  31, 2020 and 2019.

		Amount of Loss	Amount of Loss
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Three Months Ended	Three Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	March 31, 2020	March 31, 2019

Interest Rate Swaps	Other non-interest income	$(131)	$(110)

Fee Income	Other income / (expense)	$601	$391

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$16,645	$	$16,645	$		$16,645

Offsetting of Derivative Liabilities
as of March 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$14,762	$	$14,762	$		$14,762

Offsetting of Derivative Assets
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$5,672	$	$5,672	$		$5,672

Offsetting of Derivative Liabilities
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,680	$	$4,680	$		$4,680

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

As of March  31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $83. As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $13,090 against its obligations under these

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

agreements as of March 31, 2020, compared to having posted collateral of $5,120 with counterparties at December 31, 2019. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2020 and December 31, 2019 are summarized as follows:

At the period end	March 31, 2020	December 31, 2019
Interest-bearing deposits:
Money market accounts	$360,881	$365,463
Now accounts	408,994	402,999
Savings accounts	379,252	370,270
Time deposits less than $250	281,552	231,450
Time deposits $250 or more	112,001	138,069
Total interest-bearing deposits	1,542,680	1,508,251
Noninterest-bearing deposits	467,315	463,238
Total deposits	$2,009,995	$1,971,489

For the three months ended March 31, 2020, total deposits increased $38,506 or 7.9% annualized, to $2,009,995 from $1,971,489 at December 31, 2019. The growth in deposits occurred primarily in time deposits less than $250 thousand due to the addition of $54,108 to brokered deposits which more than offset the seasonal runoff of retail and public fund deposits.

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months. The table below outlines short-term borrowings at March 31, 2020 and December 31, 2019:

For the three months ended March 31, 2020
Weighted
	Ending		Maximum	Weighted	Average
	Balance	Average	Month-End	Average	Rate at
	at March 31, 2020	Balance	Balance	Rate	March 31,2020
FHLB advances	$164,150	$142,121	$164,150	1.62%	0.62%

At and for the year ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$152,150	$62,941	$152,150	2.61%	1.84%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At March 31, 2020, the maximum borrowing capacity was $775,458 of which $196,400 was outstanding in borrowings and $155,800 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2019, the maximum borrowing capacity was $723,608 of which $184,883 was outstanding in borrowings and $185,750 was used to issue standby letters of credit to collateralize public fund depsoits. Short-term borrowings were used to fund a portion of our loan growth during the first three months of 2020 as deposit growth lagged our loan growth.  Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The short-term borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at March  31, 2020 and December 31, 2019 are as follows:

	Interest Rate
Due	Fixed	March 31, 2020	December 31, 2019
June 2020	1.74%	$5,000	$5,000
June 2020	2.22	6,000	6,000
December 2020	1.84	5,000	5,000
June 2021	1.99	10,000	10,000
March 2023	4.69	6,250	6,733
		$32,250	$32,733

Maturities of long-term debt, by contractual maturity, for the remainder of 2020 and subsequent years are as follows:

2020	$17,480
2021	12,058
2022	2,157
2023	555
$32,250

None of the advances from the FHLB are convertible.

12. Income taxes

The effective tax rate of the Company was 11.4% for the three months ended March 31, 2020 compared to 10.6% for the three months ended March 31, 2019. The three months ended March 31, 2020 includes before tax investment tax credits of $273 compared to before tax investment tax credits and other credits of $388 for the same period last year.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the unfolding COVID-19 crisis and the governmental responses to the crisis; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2019. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

On March 11, 2020, the World Health Organization declared a coronavirus, identified as COVID-19, a global pandemic.   In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State Authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted domestic financial markets prompting the Federal Reserve System’s FOMC to aggressively cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020.  In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets.

The rate cuts in March mark the fourth and fifth cut in the overnight rate in the most recent monetary easing cycle, which began in July 2019 after the most recent high for the target range for federal funds of 2.25% to 2.50% which was  in December 2018. Overall inflation remains near the committee’s long-term desired 2% level for items other than food and energy. The consumer price index (“CPI”) registered 2.1% for the 12 months ended March 31, 2020. This is down from 2.3% for the 12 months ended December 31, 2019 and from 2.4% for the 12 months ended September, 2019. The all items index increased 1.5% for the 12 months ending March 31, 2020, a notably smaller increase than the 2.3% increase for the 12 month period ending December 31, 2019. Gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial first quarter 2020 reading of a -4.8% annualized rate, below all forecasts for the quarter which came in at a consensus rate of -4.0% and well below the fourth quarter of 2019 which registered 2.1%. The 4.8% contraction was driven by weakness in almost every category of expenditure and investment.  Personal consumption dropped more sharply than expected, down 7.6%, the worst decline for consumer activity since the second quarter of 1980. Business investment fell 8.6%, exports dropped 8.7%, and imports pulled back 15.3%.

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves. During March, the Company reviewed its commercial loan and commercial real estate portfolios and determined approximately $1.2 billion or 73% of the Company’s commercial loan portfolio is comprised of loans to businesses categorized as non-life sustaining and subject to shutdown. Based on management’s application of its allowance for loan losses methodology and changes to the economic qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions and the increased inherit risk in the loan portfolio, first quarter 2020 results included $3.5 million in provision for loan and lease losses. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Through May 6, 2020, the Company granted payment deferral requests for up to four months to 390 business loans and for up to six months on 451 consumer loans, representing $313.6 million of the Company’s loan balances. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming.

The Company has also participated in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program, a $349 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The Paycheck Protection Program (“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. Between April 3 and April 17, 2020, the Company processed 836 applications providing over $177.9 million in loans through Phase I of the Small Business Administration (SBA) PPP with an average loan amount of $213 thousand.  Through May 6, 2020, the Company processed another 455 applications providing over $24.0 million in loans through Phase II of the PPP with an average loan amount of $53 thousand furthering Peoples’ commitment to support small businesses.  Funding these loans will generate approximately $6.6 million of SBA processing fees.   The Company intends to utilize the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) to replace liquidity used to fund PPP loans.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

At March 31, 2020, our non-performing assets were not materially impacted by the economic pressures of COVID-19.

We are monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our equity investments and have reviewed our investment portfolio for impairment at period end. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our portfolio.

Goodwill

The Company also has goodwill with a net carrying value of $63.4 million at March 31, 2020 and December 31, 2019. The Company completes a goodwill impairment analysis at least annually, or more often if events and circumstances indicate that there may be impairment. In connection with the emergence of COVID-19 as a global pandemic and the decline in our stock price during the 2020 first quarter, management performed a qualitative assessment to determine whether goodwill was impaired.  Management assessed factors that could potentially indicate impairment, including: regional and national economic conditions, banking industry conditions and trends, historical financial performance, and other banking specific factors.  After assessing the factors in totality, management determined that it was more likely than not that the fair value of the Company is higher than its book value as of March 31, 2020, and, therefore, goodwill is not considered impaired. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods with no assurance that the future impairment assessments or tests will not result in a charge to earnings.

As of March 31, 2020, the Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards.  Our reported and regulatory capital ratios could be adversely impacted by credit losses resulting from the COVID-19 pandemic.

Review of Financial Position:

Total assets increased $68,445, or 11.1% annualized, to $2,543,772 at March 31, 2020, from $2,475,327 at December 31, 2019. Total loans increased to $2,023,155 at March 31, 2020, compared to $1,938,240 at December 31, 2019, an increase of $84,915 or 17.6% annualized. The increase in loans during the first quarter of 2020 was funded by a combination of investment cash flows, deposit inflows and to a lesser extent short-term borrowings. Investments decreased $27,854 or 8.2% due largely to the sale of a pool of low-yielding municipal bonds with proceeds totaling $26,502. Deposits increased by $38,506 or 7.9% annualized as the addition of $54,108 of brokered deposits more than offset seasonal outflow of retail and public fund deposits. Interest-bearing deposits increased $34,429 while noninterest-bearing deposits increased $4,077. Total stockholders’ equity increased $7,053 or 2.4%, from $299,010 at year-end 2019 to $306,063 at March 31, 2020. For the three months ended March 31, 2020, total assets averaged $2,483,710, an increase of $172,632 from $2,311,078 for the same period of 2019.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $302,884 at March 31, 2020, a decrease of $27,594, or 8.3% from $330,478 at December 31, 2019. The decrease was largely due to the sale of $26,502 of short-term, low yielding municipal securities with the proceeds used to fund loan growth in the quarter. An increase in the market value of the available-for-sale portfolio due to the decline in market rates related to COVID-19 partially offset the declines due to receipt of principal cash flow from mortgage-backed securities and proceeds received from called and matured bonds. Investment securities held-to-maturity totaled $7,520 at March 31, 2020, a decrease of $136 or 1.8% from $7,656 at December 31, 2019 due to payments received on mortgage backed securities.

For the three months ended March 31, 2020, the investment portfolio averaged $316,225, an increase of $39,568 or 14.3% compared to $276,657 for the same period last year. Average tax-exempt municipal bonds have decreased $41,915 or 46.1% to $49,046 for the three months ended March 31, 2020 from $90,961 during the comparable period of 2019. The decrease in tax-exempt municipal bonds is due to the aforementioned sale during the quarter ended March 31, 2020, the sale of approximately $9,135 of low-yielding tax-exempt municipal bonds during the second quarter of 2019

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

and matured and called bonds. The tax-equivalent yield on the investment portfolio decreased 7 basis points to 2.48% for the three months ended March 31, 2020, from 2.55% for the comparable period of 2019. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called higher yielding municipal bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $7,265, net of deferred income taxes of $1,932, at March 31, 2020, and net unrealized gains of $1,450, net of deferred income taxes of $385, at December 31, 2019.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first quarter of 2020.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased to $2,023,155 at March 31, 2020 from $1,938,240 at December 31, 2019, an increase of $84,915 or 17.6% annualized. The growth was primarily from commercial real estate loans and to a lesser extent from commercial and industrial loans and residential real estate loans. Partially offsetting the increases were reductions to consumer loans, primarily dealer indirect auto loans.  Commercial real estate loans increased $70,701 or 28.1% annualized, to $1,082,124 at March 31, 2020 compared to $1,011,423 at December 31, 2019 due to increased activity in both our core and expansion markets.  Commercial and industrial loans increased $14,992 or 11.5% annualized, to $537,949 at March 31, 2020 compared to $522,957 at December 31, 2019 due to growth in loans to small businesses, as we focus on developing total banking relationships with this market segment.  Our growth in commercial  and commercial real estate loans is due in part to the success in executing our strategic market expansion initiative in the Lehigh Valley, Greater Delaware Valley and Central Pennsylvania regions.

Consumer loans decreased $6,615, or 26.0% on an annualized basis, to $95,867 at March 31, 2020 compared to $102,482 at December 31, 2019. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from the Bank’s change to the structure of its loan pricing which began during 2018. Also, during March 2020 the government shutdown order of all non-essential businesses in response to COVID-19 has required auto dealerships to close.

Residential real estate loans increased $5,837, or 7.8% on an annualized basis, to $307,215 at March 31, 2020 compared to $301,378 at December 31, 2019. Lower mortgage rates resulting from the FOMC’s action to cut the federal funds rate has led to increased home refinancing.

Loan growth has increased during the second quarter of 2020 due to our participation in the PPP loan program.  Between April 3 and April 17, 2020, the Company processed 836 applications providing over $177.9 million in loans through Phase I of the Small Business Administration (SBA) PPP. Through May 6, 2020, the Company processed another 455 applications providing over $24.0 million in loans through Phase II of the PPP furthering Peoples’ commitment to support small businesses. The loan growth is expected to be only temporary as the SBA has provided loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs.  We believe the majority of the PPP loans will be forgiven during the second half of 2020.  Loan activity beyond the PPP is expected to decline based on uncertainty related to the scope, duration and full-effects of COVID-19 on regional and national economies.

For the three months ended March 31, 2020, total loans averaged $1,965,715, an increase of $119,859 or 6.5% compared to $1,845,856 for the same period of 2019. The tax-equivalent yield on the loan portfolio was 4.55% for the three months ended March 31, 2020, a 17 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates as the FOMC cut the federal funds rate three times during the second half of

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

2019 in response to concerns of slowing economic growth, which affected new originations and refinancing activity, as well as existing adjustable rate loans.  Additionally, the FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3. The recent FOMC actions will continue to place downward pressure on loan yields.

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

Unused commitments at March 31, 2020, totaled $386,239, consisting of $341,324 in unfunded commitments of existing loan facilities and $44,915 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2019 totaled $387,703, consisting of $342,685 in unfunded commitments of existing loans and $45,018 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March  31, 2020 and 2019, are summarized as follows:

	2020	2019
United States	3.8%	3.9%
New York (statewide)	4.1	4.5
Pennsylvania (statewide)	5.4	4.5
Broome County	5.6	5.5
Bucks County	4.5	3.9
Lackawanna County	5.7	5.0
Lebanon County	4.5	3.9
Lehigh County	4.9	4.6
Luzerne County	6.7	6.0
Monroe County	6.3	5.4
Montgomery County	3.9	3.5
Northampton County	5.1	4.6
Schuylkill County	6.1	5.7
Susquehanna County	5.9	5.1
Wayne County	6.9	5.9
Wyoming County	6.3%	5.5%

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

The employment conditions improved for the nation and New York when comparing March 31, 2020 to March 31, 2019. However, the employment situation deteriorated in Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago. Projections for our local market unemployment are not readily available, however the economy lost 20.5 million nonfarm payrolls in the month of April 2020, by far the worst level of monthly job losses in U.S. history and the unemployment rate jumped to 14.7%. By comparison, the highest annual unemployment rate in our Nation’s history was 24.9% during the peak of the Great Depression in 1933 and the lowest recorded unemployment rate registered 1.2% during the subsequent economic expansion in 1944. The highest recorded unemployment rate in recent history was 9.9% in 2009 during the Great Recession. Elevated unemployment rates will likely have an adverse effect on our credit quality and may result in increased credit losses within the loan portfolio in future periods.

Distribution of nonperforming assets

	March 31, 2020	December 31, 2019
Nonaccrual loans:
Commercial	$4,373	$3,336
Real estate:
Commercial	3,258	2,765
Residential	788	1,144
Consumer	201	261
Total nonaccrual loans	8,620	7,506
Troubled debt restructured loans:
Commercial	1,269	1,302
Real estate:
Commercial	268	283
Residential	603	608
Total troubled debt restructured loans	2,140	2,193
Accruing loans past due 90 days or more:
Real estate:
Commercial
Residential	423	378
Consumer
Total accruing loans past due 90 days or more	423	378
Total nonperforming loans	11,183	10,077
Foreclosed assets	903	450
Total nonperforming assets	$12,086	$10,527
Nonperforming loans as a percentage of loans, net	0.55%	0.52%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.60%	0.54%

We experienced a decline in our asset quality during the first three months of 2020 as evidenced by an increase of $1,559 in nonperforming assets. Nonperforming assets totaled $12,086 or 0.60% of loans, net and foreclosed assets at March 31, 2020, from $10,527 or 0.54% of loans, net and foreclosed assets at December 31, 2019. An increase in nonaccrual loans, foreclosed assets and accruing loans past due ninety days or more was partially offset by a decrease in restructured loans.

Loans on nonaccrual status increased $1,114 to $8,620 at March 31, 2020 from $7,506 at December 31, 2019. The majority of the increase from year end was due to an increase of $1,037 in commercial and industrial loans resulting from the placement of one credit relationship on nonaccrual totaling $1,000 during the first quarter. Commercial real estate loans on nonaccrual increased $493 from yearend 2019 due in part to one credit relationship added in the first quarter totaling $594; the borrower encountered temporary financial difficulties and is seeking remedies to bring the credit current.  A decrease in nonaccrual residential real estate loans of $356 and corresponding increase to foreclosed assets of $453 was largely due to the foreclosure of one property totaling $398 which had been on nonaccrual at

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

December 31, 2019. Restructured loans decreased $53 to $2,140 at March 31, 2020 from $2,193 at December 31, 2019 due to principal payments received from borrowers. Other real estate owned comprised nine properties at March 31, 2020 and seven properties at December 31, 2019, respectively.

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

The allowance for loan losses increased $3,009 or 13.3% in the first quarter of 2020, due largely to the adjustment of qualitative factors in our allowance for loan losses methodology, which reflect current economic decline and expectation of increased credit losses due to COVID-19’s adverse impact on economic and business operating conditions. The allowance for loan losses equaled $25,686 or 1.27% of loans at March 31, 2020 compared to $22,677 or 1.17% of loans at December 31, 2019. Loans charged-off, net of recoveries, for the three months ended March 31, 2020, equaled $491 or 0.10% of average loans, compared to $324 or 0.07% of average loans for the comparable period last year. The increase in net charge-offs was partially due to the charge-off of one commercial credit totaling $553, offset by a recovery of $200 on an unrelated commercial credit.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2020, total deposits increased $38,506 or 7.9% annualized, to $2,009,995 from $1,971,489 at December 31, 2019. The growth in deposits occurred primarily from the addition of $54,108 to brokered deposits which more than offset the seasonal runoff of retail and public fund deposits.  Interest-bearing deposits increased $34,429 and noninterest-bearing deposits increased $4,077. Interest-bearing transaction accounts, including NOW and money market accounts increased marginally by $1,413, or 0.7% annualized, to $769,875 at March 31, 2020, from $768,462 at December 31, 2019, savings accounts increased $8,982, or 9.8% annualized to $379,252 as of March 31, 2020 from $370,270 at December 31, 2019 and time deposits less than $250 increased $50,102, or 21.6%, to $281,552 at March 31, 2020, from $231,450 at December 31, 2019 due to the addition of brokered deposits. Time deposits $250 or more decreased $26,068, or 18.9% to $112,001 at March 31, 2020 from $138,069 at year end 2019 due primarily to one municipal account having matured.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

For the three months ended March 31, interest-bearing deposits averaged $1,524,265 in 2020 compared to $1,445,861 in 2019, an increase of $78,404, or 5.4%. The cost of interest-bearing deposits was 0.92% in 2020 compared to 0.96% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 1.01% in 2020 and 1.14% in 2019. The lower costs are due primarily to a decrease in short-term market rates, the result of the FOMC’s action to cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth and, during March 2020, its aggressive actions to fight a recession by cutting the federal funds rate 150 basis points in response to the COVID-19 global pandemic and economic slowdown.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, the Bank may borrow from the Federal Reserve utilizing the Discount Window, or the recently created Paycheck Protection Program Liquidity Facility (“PPPLF”) using Paycheck Protection Program loans as collateral.

Overall, total borrowings at March 31, 2020, totaled $196,400 compared to $184,883 at December 31, 2019, an increase of $11,517. Short-term borrowings outstanding at March 31, 2020 was $164,150 compared to $152,150 at December 31, 2019 an increase of $12,000 which supported our loan growth during the first quarter. Long-term debt was $32,250 at March 31, 2020, compared to $32,733 at year end 2019. The decrease to long-term borrowings was the result of scheduled principal payments on amortizing advances.

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

Due to economic uncertainty, a prolonged era of historically low market rates and the recent dramatic decreases to short-term market rates, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.26% at March 31, 2020. Given the action by the FOMC to lower the targeted federal funds rate 75 basis points during the second half of 2019, and its latest actions to cut rates another 150 basis points during March 2020 to combat economic slowdown and recessionary fears, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit and keeping our borrowings short-term in an attempt to decrease duration. The current position at March 31, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2020, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2020 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our Asset Liability Management Committee held an interim meeting in early April to review our capital adequacy and liquidity contingency funding plan due to the high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic.  Management believes the Company’s liquidity position is strong. At March 31, 2020, the Company’s cash and due from banks balances were $35.3 million and we maintained $188.5 million of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At March 31, 2020, the Company’s available-for-sale investment securities portfolio totaled $302.9 million, $236.5 million of which were unencumbered. Net unrealized gains on the portfolio were $9.2 million. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at March 31, 2020 was $422.7 million. In addition, the Federal Reserve Bank’s PPPLF provides us, as an eligible depository institution, an available liquidity facility on a non-recourse basis, taking only PPP loans as collateral.  Our potential borrowing capacity under the PPPLF is the balance of our PPP loans.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2020. Our noncore funds at March 31, 2020, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 18.5%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 13.5%. Comparatively, our overall noncore dependence ratio at year-end 2019 was 17.8% and our net short-term noncore funding dependence ratio was 14.4%, indicating that our reliance on noncore funds has decreased in the near term but increased overall.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $4,174 during the three months ended March 31, 2020. Cash and cash equivalents decreased $6,564 for the same period last year. For the three months ended March 31, 2020, net cash inflows of $10,952 from operating activities and $45,157 from financing activities were partially offset by net cash outflows of $51,935 from investing activities. For the same period of 2019, net cash inflows of $7,790 from operating activities and $12,732 from financing activities were more than offset by net cash outflows of $27,086 from investing activities.

Operating activities provided net cash of $10,952 for the three months ended March 31, 2020, and $7,790 for the corresponding three months of 2019. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $51,935 for the three months ended March 31, 2020, compared to using net cash of $27,086 for the same period of 2019. In 2020 and 2019, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $45,157 for the three months ended March 31, 2020, and provided net cash of $12,732 for the corresponding three months of 2019. Deposit gathering is our predominant financing activity. Deposits provided cash of $38,506 for the three months ended March 31, 2020. Comparatively, deposits used $6,792 for the same period of 2019. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Short term borrowings increased $12,000 in the three months ended

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

March 31, 2020 compared to an increase of $22,500 for the comparable period in 2019 as loan growth outpaced the growth in deposits in both of those periods.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios..  The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $306,063 or $41.68 per share at March 31, 2020, compared to $299,010 or $40.47 per share at December 31, 2019. Net income of $5,281 for the three months ended March 31, 2020 and other comprehensive income of $6,633 resulting from market value fluctuations in the investment portfolio and changes to the fair value of derivatives were the primary factors leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $2,662.

Dividends declared equaled $0.36 per share through the three months ended March 31, 2020 and $0.34 per share for the same period of 2019. The dividend payout ratio was 50.0% for the three months ended March 31, 2020 and 39.1% for the same period of 2019. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on April 24, 2020 a second quarter dividend of $0.36 per share payable June 15, 2020. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant, including the adverse impact of COVID-19,  at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2020, the Bank’s Tier 1 capital to total average assets was 9.71% as compared to 9.91% at December 31, 2019. The Bank’s Tier 1 capital to risk weighted asset ratio was 11.20% and the total capital to risk weighted asset ratio was 12.43% at March 31, 2020. These ratios were 11.64% and 12.78% at December 31, 2019. The Bank’s common equity Tier 1 to risk weighted asset ratio was 11.20% at March 31, 2020 compared to 11.64% at December 31, 2019. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2020.

Review of Financial Performance:

Net income for the first quarter of 2020 equaled $5,281 or $0.72 per share compared to $6,412 or $0.87 per share for the comparable period of 2019.  Pre-provision net interest income increased $1,264 when compared to the year ago period, the result of average earning asset growth of $166,662 million. Noninterest income increased $134 when comparing the three months ended March 31, 2020 to the same period in 2019 and noninterest expenses increased $161 due primarily to continued investment in our market expansion. The decrease in earnings for the three months ended March 31, 2020 was primarily due to an increase in our provision for loan losses of $2,450. The increase in the provision resulted from the application of our allowance for loan losses methodology, and changes in qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 0.86% for the first quarter of 2020 compared to 1.13% for the same period of 2019. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 7.05% for the first quarter of 2020 compared to 9.26% for the comparable period in 2019.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Non-GAAP Financial Measures

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2020 and 2019.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three months ended March 31, 2020 and 2019:

Three months ended March 31	2020	2019
Interest income (GAAP)	$23,842	$22,801
Adjustment to FTE	353	441
Interest income adjusted to FTE (non-GAAP)	24,195	23,242
Interest expense	4,281	4,504
Net interest income adjusted to FTE (non-GAAP)	$19,914	$18,738

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2020 and 2019:

Three months ended March 31	2020	2019
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$13,651	$13,490
Less: amortization of intangible assets expense	154	192
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	13,497	13,298

Net interest income (GAAP)	19,561	18,297
Plus: taxable equivalent adjustment	353	441
Noninterest income (GAAP)	3,550	3,416
Less: net (losses) gains on equity securities	(123)	1
Less: net gains on sale of assets	267
Net interest income (FTE) plus noninterest income (non-GAAP)	$23,320	$22,153

Efficiency ratio (non-GAAP)	57.9%	60.0%

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2020 and 2019.

For the three months ended March 31, tax-equivalent net interest income increased $1,176 to $19,914 in 2020 from $18,738 in 2019. The net interest spread decreased to 3.24% for the three months ended March 31, 2020 from 3.30% for the three months ended March 31, 2019 as the average rate paid on interest bearing liabilities decreased 13 basis points while the earning asset yield decreased 19 basis points. The tax-equivalent net interest margin decreased to 3.50% for the first quarter of 2020 from 3.58% for the comparable period of 2019.

For the three months ended March 31, tax-equivalent interest income on earning assets increased $953, to $24,195 in 2020 as compared to $23,242 in 2019. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 19 basis points for the three months ended March 31, 2020 to 4.25% as compared to 4.44% for the three months ended March 31, 2019. The decrease in yield on earning assets resulted from a 17 basis point decrease in loan yields, 4.55% for the first quarter of 2020 compared to 4.72% for the same period last year. Loan yields decreased due to lower rates on new loan originations during 2020, coupled with adjustable and variable rate loans repricing into a lower rate environment as the FOMC cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth.  The overall yield earned on investments decreased 7 basis points in the first quarter of 2020 to 2.48% from 2.55% for the first quarter of 2019 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds.  Average investment balances were $39,568 higher when comparing the current and year ago quarter.  We expect asset yields to continue to move downward due to the FOMC’s actions to cut the federal funds rate 150 basis points during March 2020 to combat the economic slowdown resulting from the COVID-19 pandemic.

Total interest expense decreased $223 to $4,281 for the three months ended March 31, 2020 from $4,504 for the three months ended March 31, 2019. The total cost of funds decreased 13 basis points for the three months ended March 31, 2020 to 1.01% as compared to 1.14% in the year ago period.  The decrease in costs was due to lower rates on interest bearing liabilities partially offset by higher average balances. The average rate paid on deposits declined as we decreased deposit rates in response to the FOMC’s decision to decrease the target federal funds rate 225 basis points from July 2019 to March 2020.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume

	2020 vs 2019
	Increase (decrease)
Three months ended March 31	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$814	$(4,029)	$4,843
Tax-exempt	(86)	(11)	(75)
Investments:
Taxable	540	55	485
Tax-exempt	(333)	(15)	(318)
Interest-bearing deposits	18	(21)	39
Total interest income	953	(4,021)	4,974
Interest expense:
Money market accounts	(9)	(428)	419
NOW accounts	(4)	(6)	2
Savings accounts	3	14	(11)
Time deposits less than $100	174	36	138
Time deposits $100 or more	(72)	(487)	415
Short-term borrowings	(240)	(941)	701
Long-term debt	(75)	(40)	(35)
Total interest expense	(223)	(1,852)	1,629
Net interest income - non-GAAP	$1,176	$(2,169)	$3,345

Tax-equivalent net interest income, a non-GAAP measure, was $19,914 in the three months ended March 31, 2020 and $18,738 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $3,345. A rate variance resulted in a decrease in net interest income of $2,169.

Average earning assets increased $166,662 to $2,290,203 for the three months ended March 31, 2020 from $2,123,541 for the three months ended March 31, 2019 and accounted for a $4,974 increase in interest income. Average loans increased $119,859, which caused interest income to increase $4,768. Average taxable investments increased $81,483 comparing 2020 and 2019, which resulted in increased interest income of $485 while average tax-exempt investments decreased $41,915, which resulted in a decrease to interest income of $318.

Average interest-bearing liabilities rose $93,385 to $1,698,863 for the three months ended March 31, 2020 from $1,605,478 for the three months ended March 31, 2019 resulting in a net increase in interest expense of $1,629. Large denomination time deposits averaged $15,878 more in the current period and caused interest expense to increase $415.  An increase of $36,947 in average time deposits less than $100 thousand increased interest expense by $138. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $25,579, which in aggregate caused a $410 increase in interest expense. Short-term borrowings averaged $20,167 higher and increased interest expense $701 while long-term debt averaged $5,186 less and decreased interest expense by $35 comparing the first quarter of 2020 and 2019.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 19 basis points while there was a 13 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $2,169 comparing the three months ended March 31, 2020 and 2019. The tax-equivalent yield on earning assets was 4.25% in the 2020 period compared to 4.44% in 2019 resulting in a decrease in interest income of $4,021. The yield on the taxable investment portfolio increased 11 basis points to 2.36%  during the quarter ended March 31, 2020 from 2.25% in the year ago period, resulting in an increase of $55. The tax-equivalent yield on the loan portfolio decreased 17 basis points to 4.55% in 2019 from 4.72% in 2018 and resulted in a decrease to interest income of $4,040.

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities with the exception of time deposits less than $100 thousand. Specifically, the cost of money market and NOW accounts decreased 13 basis points and 1 basis points comparing the three months ended March 31, 2020 and 2019. These decreases resulted in a decrease in interest expense of $434. The cost of savings accounts remained level at 13 basis points and had no significant change in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand increased 10 basis points while time deposits $100 thousand or more decreased 31 basis points, which together resulted in a $541 decrease in interest expense. The average rate paid on short-term borrowings decreased 108 basis points in the 2020 period when compared to the year ago period, causing a $941 thousand decrease in interest expense. Interest expense decreased $40 from a 48 basis point decrease in the average rate paid on long-term debt.

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

	Three months ended
	March 31, 2020			March 31, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,830,455	$20,917	4.60%	$1,701,737	$20,103	4.79%
Tax-exempt	135,260	1,305	3.88	144,119	1,391	3.91
Total loans	1,965,715	22,222	4.55	1,845,856	21,494	4.72
Investments:
Taxable	267,179	1,571	2.36	185,696	1,031	2.25
Tax-exempt	49,046	378	3.10	90,961	711	3.17
Total investments	316,225	1,949	2.48	276,657	1,742	2.55
Interest-bearing deposits	8,263	24	1.17	1,028	6	2.37
Federal funds sold
Total earning assets	2,290,203	24,195	4.25%	2,123,541	23,242	4.44%
Less: allowance for loan losses	23,144			21,665
Other assets	216,651			209,202
Total assets	$2,483,710	$24,195		$2,311,078	$23,242
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$363,701	$1,022	1.13%	$331,240	$1,031	1.26%
NOW accounts	391,110	703	0.72	391,038	707	0.73
Savings accounts	375,714	122	0.13	382,668	119	0.13
Time deposits less than $100	172,967	639	1.49	136,020	465	1.39
Time deposits $100 or more	220,773	1,017	1.85	204,895	1,089	2.16
Short-term borrowings	142,121	573	1.62	121,954	813	2.70
Long-term debt	32,477	205	2.54	37,663	280	3.02
Total interest-bearing liabilities	1,698,863	4,281	1.01	1,605,478	4,504	1.14
Noninterest-bearing deposits	462,508			406,733
Other liabilities	21,096			17,977
Stockholders’ equity	301,243			280,890
Total liabilities and stockholders’ equity	$2,483,710	4,281		$2,311,078	4,504
Net interest income/spread		$19,914	3.24%		$18,738	3.30%
Net interest margin			3.50%			3.58%
Tax-equivalent adjustments:
Loans		$274			$292
Investments		79			149
Total adjustments		$353			$441

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. With this in mind and due to the adverse impact of the COVID-19 crisis on economic conditions, the application of our allowance for loan losses methodology, and changes in qualitative factors resulted in higher provisioning for the three months ended March 31, 2020. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2020.

Provision for loan losses increased $2.450 million or 233.3% to $3.500 million for the three months ended March 31, 2020 from $1.050 million during the year ago period. The increase is due to the higher qualitative factor related to economic decline resulting from the adverse impact of COVID-19, and, to a lesser extent, the growth of our loan portfolio.

Noninterest Income:

Noninterest income for the three months ended March 31 increased $134 or 3.9% to $3,550 in 2020 from $3,416 in 2019. The increase is due primarily to an increase in interest rate swap revenue and gains from sales of available-for-sale investment securities. Interest rate swap revenue increased $190 or 67.9% for the three months ended March 31, 2020 compared to the same three months in 2019 and gains from sales of available-for-sale investment securities totaled $267. Wealth management revenue increased $10 in the current period when compared to the prior year due to increased volume in both our brokerage and retirement plan services departments. Service charges, fees, and commissions were down $114 or 6.6% and merchant revenue decreased $84 or 42.4% from the previous period due to lower volume and a decrease in referral income. The gains from investment security sales were offset by a pre-tax loss in the value of our equity securities portfolio of $123. Mortgage banking income declined by $11 or 7.4%.

The adverse impact of COVID-19 could result in a decrease of our noninterest income.  Service charges on deposits may decrease due to waived overdraft fees.  The shelter in place orders and closure of non-essential businesses by governmental authorities could cause a decrease to our merchant services revenue and debit card interchange income.  Also, our wealth management revenue may decline due to financial market turmoil.

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

For the first quarter, noninterest expense increased $161 or 1.2% to $13,651 in 2020 from $13,490 in 2019. Personnel costs increased 3.4%, net occupancy and equipment costs increased 4.0%, and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses decreased 7.4% comparing the three months ended March  31, 2020 and 2019.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $7,856 for the first quarter of 2020, an increase of $261 or 3.4% when compared to the first quarter of 2019.  Annual merit increases and

Peoples Financial Services Corp.

Management’s Discussion and Analysis

(Dollars in thousands, except per share data)

additional resources related to our continued strategic market expansion initiative contributed to the increase. Additional staffing in the form of commercial lenders and credit professionals have been put in place to support our expansion in the greater Delaware Valley and Central Pennsylvania markets. Since the year ago period, we opened two new community banking branches. One in Lebanon, Lebanon County, during the second quarter of 2019 and our most recent in Doylestown, Bucks County, Pennsylvania.

We experienced a $118 or 4.0% increase in net occupancy and equipment expense comparing the first quarter of 2020 at $3,079 and 2019 at $2,961. Investment in our global information technology systems, and investment into our newest markets was the primary reason for the increase. In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the first quarter, all other expense categories decreased $218 or 7.4% to $2,716 from $2,934 comparing 2020 to 2019. Legal and professional expenses increased $34 due to costs related to loan workouts.  Amortization expense related to intangible assets declined $38 and FDIC assessments decreased $185, or 71.4% when comparing the three months ended March 31, 2020 to the same period in 2019 due to FDIC small bank assessment credit recognized. Donations increased $6, or 1.8% through three months in 2020 when compared to the same period in 2019 as support for civic organizations and charitable entities grows as we enter new markets. All other expenses were down by $35 or 1.9% when comparing the three months ended March 31, 2020 and 2019.

Noninterest expenses could increase as we incur costs related to additional office and branch cleaning, computer and technology capabilities and other are items needed to address the effects of COVID-19.

Income Taxes:

We recorded income tax expense of $679 or 11.4% of pre-tax income, and $761 or 10.6% of pre-tax income for the three months ended March 31, 2020 and 2019 respectively. The three months ended March 31, 2020 includes the benefit of  before tax investment tax credits totaling $273 compared to before tax investment tax credits and other credits of $388 for the same period last year.  Tax-exempt income decreased $331 in the three month period ended March 31, 2020 compared to the year ago period due to the sale of $26.5 million of municipal bonds.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at March 31, 2020 indicated a higher starting level of net interest income (“NII”) compared to December 31, 2019 due to balance sheet growth and marginal balance sheet spread.  As the simulation progresses, reductions to

Peoples Financial Services Corp.

assumed asset replacement rates relative to the December analysis erodes the benefit to NII.  Our interest rate profile depicts a relatively well matched position in the near term.  As the simulation progresses, a benefit to rising rates emerges while falling rates present challenges to the annual run rate of NII.  This position at March 31, 2020 was similar to the position indicated by simulation as of December 31, 2019.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March  31, 2020, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2020
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(2.1)	(20.0)	2.7	(40.0)
+300	(1.6)	(20.0)	4.5	(30.0)
+200	(1.3)	(10.0)	5.1	(20.0)
+100	(0.5)	(10.0)	4.4	(10.0)
Static
(100)	0.7	(10.0)	(24.5)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2020, would be relatively unchanged from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

With rates having fallen materially this quarter, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.

In response to the economic disruption and uncertainty brought on by the COVID-19 pandemic, the FOMC lowered the federal funds target rate a total of 150 basis points in two emergency actions during March 2020 with an expectation that the Committee will maintain a low interest rate environment for the foreseeable future. Given the Company's current asset/liability position, the significantly lower market interest rates may have a negative impact on our earning asset yields and variable-rate loans indexed to prime and LIBOR.

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

At March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO

Peoples Financial Services Corp.

concluded that the disclosure controls and procedures, at March 31, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2020 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) describes market,credit, and business operations risk factors that could affect our business, results of operations or financial condition including, among other things, outbreaks of highly infectious or contagious diseases. On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. As conditions and circumstances related to the COVID-19 pandemic have evolved subsequent to our 2019 Form 10-K filing, the following supplements the risk factors described in our 2019 Form 10-K.

The  COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the national and regional economies and to the lives of individuals throughout our market. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

Credit Risk

Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly

Peoples Financial Services Corp.

if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk

Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.

Operational Risk

Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged

Peoples Financial Services Corp.

period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

As a participating lender in the SBA PPP, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28,2020, our board of directors reauthorized a common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

Peoples Financial Services Corp.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2020.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that may
				as Part of Publicly	yet be Purchased
	Total Number of		Average Price	Announced	Under the
Month Ending	Shares Purchased		Paid Per Share	Programs	Programs
January 31, 2020		$
February 29, 2020		$			225,000
March 31, 2020	53,746		$40.98		171,254

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page
10.1

Second Amendment to the Amended and Restated Deferred Compensation Plan #2, dated January 30, 2020, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed with the Commission on January 31, 2020.)

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	60

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	61

32	CEO and CFO Certifications Pursuant to Section 1350.	62

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 11, 2020	/s/ Craig W. Best
Craig W. Best
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)