Form 10-Q
period 2020-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2020-08-10
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,284,209 at July 31, 2020.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2020

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks:
Cash and due from banks	$27,146	$26,943
Interest-bearing deposits in other banks	14,788	4,210
Federal funds sold	10,000
Total cash and due from banks	51,934	31,153

Investment securities:
Available-for-sale	287,709	330,478
Equity investments carried at fair value	338	423
Held-to-maturity: Fair value June 30, 2020, $7,717; December 31, 2019, $7,889	7,401	7,656
Total investment securities	295,448	338,557
Loans	2,181,909	1,938,240
Less: allowance for loan losses	26,957	22,677
Net loans	2,154,952	1,915,563
Loans held for sale	1,939	986
Premises and equipment, net	48,378	47,932
Accrued interest receivable	8,368	6,981
Goodwill	63,370	63,370
Intangible assets, net	1,257	1,565
Other assets	74,778	69,220
Total assets	$2,700,424	$2,475,327

Liabilities:
Deposits:
Noninterest-bearing	$575,206	$463,238
Interest-bearing	1,634,918	1,508,251
Total deposits	2,210,124	1,971,489
Short-term borrowings	50,000	152,150
Long-term debt	60,938	32,733
Subordinated debentures	33,000
Accrued interest payable	872	1,277
Other liabilities	33,446	18,668
Total liabilities	2,388,380	2,176,317

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,332,856 shares at June 30, 2020 and 7,388,480 shares at December 31, 2019	14,649	14,777
Capital surplus	133,002	135,251
Retained earnings	159,739	152,187
Accumulated other comprehensive income (loss)	4,654	(3,205)
Total stockholders’ equity	312,044	299,010
Total liabilities and stockholders’ equity	$2,700,424	$2,475,327

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2020	2019	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$21,160	$20,641	$42,077	$40,744
Tax-exempt	941	1,109	1,972	2,208
Interest and dividends on investment securities:
Taxable	1,420	1,025	2,968	2,035
Tax-exempt	295	520	594	1,082
Dividends	25	22	48	41
Interest on interest-bearing deposits in other banks	5	15	29	23
Interest on federal funds sold	6		6
Total interest income	23,852	23,332	47,694	46,133

Interest expense:
Interest on deposits	2,864	3,713	6,367	7,124
Interest on short-term borrowings	102	595	675	1,408
Interest on long-term debt	231	296	436	576
Interest on subordinated debt	148		148
Total interest expense	3,345	4,604	7,626	9,108
Net interest income	20,507	18,728	40,068	37,025
Provision for loan losses	1,800	350	5,300	1,400
Net interest income after provision for loan losses	18,707	18,378	34,768	35,625

Noninterest income:
Service charges, fees and commissions	1,433	1,981	3,038	3,700
Merchant services income	472	457	586	655
Commission and fees on fiduciary activities	493	492	999	999
Wealth management income	231	370	618	747
Mortgage banking income	312	137	449	285
Bank owned life insurance income	193	192	380	378
Interest rate swap revenue	249	509	719	789
Net gains (losses) on equity investment securities	39	(9)	(84)	(8)
Net gains on sale of investment securities available-for-sale		23	267	23
Total noninterest income	3,422	4,152	6,972	7,568

Salaries and employee benefits expense	7,048	8,037	14,904	15,632
Net occupancy and equipment expense	3,042	2,849	6,121	5,810
Amortization of intangible assets	154	182	308	374
Professional fees and outside services	611	525	976	856
FDIC insurance and assessments	336	288	410	547
Donations	341	359	679	691
Other expenses	1,710	2,189	3,495	4,009
Total noninterest expense	13,242	14,429	26,893	27,919
Income before income taxes	8,887	8,101	14,847	15,274
Income tax expense	1,311	957	1,990	1,718
Net income	7,576	7,144	12,857	13,556

Other comprehensive income :
Unrealized gain on investment securities available-for-sale	2,094	2,611	9,723	5,050
Reclassification adjustment for net gain on sales included in net income		(23)	(267)	(23)
Change in derivative fair value	(543)	443	493	506
Other comprehensive income	1,551	3,031	9,949	5,533
Income tax expense	325	636	2,090	1,162
Other comprehensive income , net of income taxes	1,226	2,395	7,859	4,371
Comprehensive income	$8,802	$9,539	$20,716	$17,927

Per share data:
Net income:
Basic	$1.03	$0.96	$1.75	$1.83
Diluted	$1.03	$0.96	$1.74	$1.83
Average common shares outstanding:
Basic	7,341,636	7,399,302	7,360,517	7,399,178
Diluted	7,376,700	7,413,114	7,391,202	7,410,558
Dividends declared	$0.36	$0.34	0.72	0.68

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			5,281		5,281
Other comprehensive income, net of income taxes				6,633	6,633
Dividends declared: $0.36 per share			(2,662)		(2,662)
Stock based compensation		5			5
Share retirement: 53,476 shares	(107)	(2,097)			(2,204)
Balance, March 31, 2020	$14,670	$133,159	$154,806	$3,428	$306,063

Net income			7,576		7,576
Other comprehensive income, net of income taxes				1,226	1,226
Dividends declared: $0.36 per share			(2,643)		(2,643)
Stock based compensation		186			186
Share retirement: 10,383 shares	(21)	(343)			(364)
Balance, June 30, 2020	14,649	133,002	159,739	4,654	312,044

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$278,614
Net income			6,412		6,412
Other comprehensive income, net of income taxes				1,976	1,976
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		83			83
Balance, March 31, 2019	$14,798	$135,393	$140,478	$(6,100)	$284,569

Net income			7,144		7,144
Other comprehensive loss, net of income taxes				2,395	2,395
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		157			157
Share retirement: 3,830 shares	(8)	(158)			(166)
Common stock grants awarded, net of unearned compensation of $164: 3,854 shares	8	(8)
Balance, June 30, 2019	14,798	135,384	145,106	(3,705)	291,583

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2020	2019
Cash flows from operating activities:
Net income	$12,857	$13,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,458	1,227
Amortization of right-of-use lease asset	209	187
Amortization of deferred loan costs	(665)	(156)
Amortization of intangibles	308	374
Amortization of low income housing partnerships	262	238
Provision for loan losses	5,300	1,400
Net unrealized loss on equity investment securities	85	8
Net (gain) loss on sale of other real estate owned	(4)	20
Loans originated for sale	(16,215)	(5,848)
Proceeds from sale of loans originated for sale	15,148	5,813
Net gain on sale of loans originated for sale	(156)	(47)
Net amortization of investment securities	553	895
Net gain on sale of investment securities available-for-sale	(267)	(23)
Bank owned life insurance income	(380)	(378)
Deferred income tax expense	619	—
Stock based compensation	191	240
Net change in:
Accrued interest receivable	(1,387)	(188)
Other assets	(11,445)	(4,114)
Accrued interest payable	(405)	(137)
Other liabilities	13,586	3,022
Net cash provided by operating activities	19,652	16,089
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	26,502	9,677
Proceeds from repayments of investment securities:
Available-for-sale	34,520	24,651
Held-to-maturity	253	387
Purchases of investment securities:
Available-for-sale	(9,080)	(22,151)
Net redemption (purchase) of restricted equity securities	4,849	(371)
Net increase in lending activities	(244,675)	(36,380)
Purchases of premises and equipment	(1,214)	(2,541)
Proceeds from the sale of premises and equipment		21
Proceeds from sale of other real estate owned	157	111
Net cash used in investing activities	(188,688)	(26,596)
Cash flows from financing activities:
Net increase in deposits	238,635	1,777
Proceeds from long-term debt		16,000
Proceeds from Paycheck Protection Program Liquidity Facility	103,650
Proceeds from subordinated debentures	33,000
Repayment of long-term debt	(11,970)	(926)
Repayment of Paycheck Protection Program Liquidity Facility	(63,475)
Net decrease in short-term borrowings	(102,150)	(3,800)
Retirement of common stock	(2,568)	(166)
Cash dividends paid	(5,305)	(5,032)
Net cash provided by financing activities	189,817	7,853
Net increase (decrease) in cash and cash equivalents	20,781	(2,654)
Cash and cash equivalents at beginning of period	31,153	32,616
Cash and cash equivalents at end of period	$51,934	$29,962

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2020	2019
Supplemental disclosures:
Cash paid during the period for:
Interest	$8,031	$9,245
Income taxes		2,200
Noncash items:
Transfers of loans to other real estate	$730	$172
Initial recognition of right-of-use assets	899	6,523
Initial recognition of lease liability	899	6,523

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company. Unless the context indicates otherwise, all references in this quarterly report to “Peoples”, “Company”, “Bank”, “we”, “us” and “our” refer to Peoples Financial Services Corp., its subsidiaries and its and their respective predecessors. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties of Pennsylvania and Broome County of New York.

In June, we notified our customers and primary state and federal regulators of our intent to permanently close the Duryea, Gouldsboro, and South Scranton branch offices during the third quarter of 2020.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the six months ended and as of June 30, 2020, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Significant events: COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to the United States and throughout the world. On March 11, 2020, the World Health Organization declared COVID-19, a global pandemic. In the United States, the rapid spread of the COVID-19 virus invoked various federal, state and local authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. Concerns about the spread of the disease and its anticipated negative impact on economic activity severely disrupted domestic financial markets prompting the Federal Reserve System’s Federal Open Market Committee (“FOMC”) to aggressively cut the target federal funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets.

As the COVID-19 events unfolded throughout the first six months of 2020, the Company implemented its pandemic plan and executed various strategies and protocols intended to protect its employees, maintain services for customers, assure

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. The Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. We follow the recommendations of our state and local governments as to conducting business and have opened the lobbies of the majority of our branches while maintaining safety protocols. The Company also maintained active communications with its primary regulatory agencies and critical vendors in an effort to keep all mission-critical activities and functions performing in line with regulatory expectations and the Company’s service standards.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted in less economic activity and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole.

The full impact of COVID-19 is unknown and continues to evolve. It has caused substantial disruption in U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves, including retail, hospitality and restaurants and food and service. During March, the Company reviewed its commercial loan and commercial real estate portfolios and determined approximately $1.2 billion or 73% is categorized as non-life sustaining and were subject to shutdown at the onset of the pandemic. Based on management’s application of its allowance for loan losses methodology and primarily changes to the economic qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions and the increased inherent risk in the loan portfolio, our provision for loan and lease losses for the first six months on 2020 was $5.3 million. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the Financial Accounting Standards Board (“FASB”) staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of July 30, 2020, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming.

The Company has also participated as a lender in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program, a $349 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

(“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. The Company began accepting and processing applications for loans under the PPP on April 3, 2020.  Through July 30, 2020, the Company processed 1,417 applications from existing and new customers providing over $216.2 million in loans with an average loan amount of $153 thousand furthering Peoples’ commitment to support small businesses.  Funding these loans will generate approximately $6.9 million of SBA processing fees.   The processing fee income is deferred and amortized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three months ended June 30, 2020, $0.7 million was recognized in interest and fees on loans in the unaudited Consolidated Statements of Income. The Company utilized the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) and an increase of in-market deposits to replace liquidity used to fund PPP loans.

The Company also has goodwill with a net carrying value of $63.4 million at June 30, 2020 and December 31, 2019. The Company completes a goodwill impairment analysis at least annually, or more often if events and circumstances indicate that there may be impairment. In connection with the emergence of COVID-19 as a global pandemic and the decline in our stock price during 2020, management retained a financial advisory firm to assist in the preparation of a quantitative assessment for potential goodwill impairment. To arrive at the fair value of the Company, management utilized an income and market approach and applied weighting factors to each result and concluded the fair value of the Company was in excess of its carrying value, including goodwill and, as such, no impairment exists at June 30, 2020. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods with no assurance that the future impairment assessments or tests will not result in a charge to earnings.

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

●

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

●

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

●

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

●

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, which provides changes to the disclosure requirements for defined benefit plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements. The amendments remove and add certain disclosure requirements. The disclosure requirements being removed relating to public companies are (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation. The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for the Company on January 1, 2021. The amendments should be applied retrospectively however, the Company does not expect the guidance to have a material impact on its disclosures to the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The ASU will be effective for the Company on January 1, 2021. The Company is currently evaluating the potential impact of ASU 2019-12 on the consolidated financial statements.

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

The Company adopted the amendments in ASU 2020-04 as of the March 12, 2020 issuance date, on a prospective basis. The adoption did not have an immediate direct impact to our financial statements. As contracts are modified through December 2022, we will assess the impact based on this guidance. We do not expect there will be a material impact to our financial statements.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Net unrealized gain on investment securities available-for-sale	$11,291	$1,835
Income tax	2,371	385
Net of income taxes	8,920	1,450
Benefit plan adjustments	(6,579)	(6,579)
Income tax	(1,382)	(1,382)
Net of income taxes	(5,197)	(5,197)
Derivative adjustments	1,180	687
Income tax	248	144
Net of income taxes	932	543
Accumulated other comprehensive income (loss)	$4,654	$(3,205)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2020 and 2019:

	2020		2019
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net Income	$7,576	$7,576	$7,144	$7,144
Average common shares outstanding	7,341,636	7,376,700	7,399,302	7,413,114
Earnings per share	$1.03	$1.03	$0.96	$0.96

	2020		2019
For the Six Months Ended June 30	Basic	Diluted	Basic	Diluted
Net income	$12,857	$12,857	$13,556	$13,556
Average common shares outstanding	7,360,517	7,391,202	7,399,178	7,410,558
Earnings per share	$1.75	$1.74	$1.83	$1.83

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$21,473	$604		$22,077
U.S. government-sponsored enterprises	79,473	1,628		81,101
State and municipals:
Taxable	31,694	1,467		33,161
Tax-exempt	35,617	2,408		38,025
Residential mortgage-backed securities:
U.S. government agencies	5,717	154	$4	5,867
U.S. government-sponsored enterprises	89,787	4,057	7	93,837
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,657	984		13,641
Total	$276,418	$11,302	$11	$287,709
Held-to-maturity:
Tax-exempt state and municipals	$6,850	$294	$	$7,144
Residential mortgage-backed securities:
U.S. government agencies	26			26
U.S. government-sponsored enterprises	525	22		547
Total	$7,401	$316	$	$7,717

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,966	$162		$24,128
U.S. government-sponsored enterprises	87,156	181	$227	87,110
State and municipals:
Taxable	35,418	295	815	34,898
Tax-exempt	59,127	1,056	20	60,163
Residential mortgage-backed securities:
U.S. government agencies	8,368	112	10	8,470
U.S. government-sponsored enterprises	101,914	1,011	77	102,848
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,694	171	4	12,861
Total	$328,643	$2,988	$1,153	$330,478
Held-to-maturity:
Tax-exempt state and municipals	$6,852	$208	$	$7,060
Residential mortgage-backed securities:
U.S. government agencies	31			31
U.S. government-sponsored enterprises	773	25		798
Total	$7,656	$233	$	$7,889

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At June 30, 2020 and December 31, 2019, we had $338 and $423 respectively, in equity securities recorded at fair value. At June 30, 2020, the fair value of

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

our equity portfolio exceeded the cost basis by $61. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30 2020 (in thousands):

Three Months Ended June 30,	2020	2019
Net gain (loss) recognized during the period on equity securities	$39	$(9)
Less: Net gains recognized during the period on equity securities sold during the period
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$39	$(9)

For the Six Months Ended June 30,	2020	2019
Net loss recognized during the period on equity securities	$(84)	$(8)
Less: Net gains (loss) recognized during the period on equity securities sold during the period
Unrealized loss recognized during the reporting period on equity securities still held at the reporting date	$(84)	$(8)

Restricted Investment In Stock

Restricted investment in stock includes FHLB with a carrying cost of $5,311 and $10,159 at June 30, 2020 and December 31, 2019, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42, and VISA Class B stock with a carrying cost of $0 at June 30, 2020 and December 31, 2019, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services. The decrease in FHLB stock from December 31, 2019 is due to a decrease in short term borrowings at FHLB.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of June 30, 2020), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of June 30, 2020, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2020, is summarized as follows:

Fair
June 30, 2020	Value
Within one year	$34,156
After one but within five years	76,757
After five but within ten years	19,411
After ten years	40,631
170,955
Mortgage-backed and other amortizing securities	116,754
Total	$287,709

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2020, is summarized as follows:

	Amortized	Fair
June 30, 2020	Cost	Value
After ten years	$6,850	$7,144
	6,850	7,144
Mortgage-backed securities	551	573
Total	$7,401	$7,717

Securities with a carrying value of $131,913 and $157,047 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2020 and December 31, 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities:
U.S. government agencies	$747	$2	$571	$2	$1,318	$4
U.S. government-sponsored enterprises	1,197	4	561	3	1,758	7
Total	$1,944	$6	$1,132	$5	$3,076	$11

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$13,695	$149	$36,070	$78	$49,765	$227
State and municipals:
Taxable	23,929	815			23,929	815
Tax-exempt	2,684	19	1,098	1	3,782	20
Residential mortgage-backed securities:
U.S. government agencies	992	1	2,362	9	3,354	10
U.S. government-sponsored enterprises	36,939	51	3,751	30	40,690	81
Total	$78,239	$1,035	$43,281	$118	$121,520	$1,153

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the second quarter of 2020. The Company had 15 mortgage-backed securities that were in unrealized loss positions at June 30, 2020. Of these securities, eight were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2020. There was no OTTI recognized for the three or six months ended June 30, 2020 and 2019.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2020 and December 31, 2019 are summarized as follows. The Company had net deferred loan origination fees of $3,508 at June 30, 2020 due to the origination of $201.3 million of PPP loans and $6.6 million of SBA processing fees during the 2020 second quarter. At December 31, 2019, we had net deferred loan costs of $908.

	June 30, 2020	December 31, 2019
Commercial	$694,551	$522,957
Real estate:
Commercial	1,099,818	1,011,423
Residential	297,880	301,378
Consumer	89,660	102,482
Total	$2,181,909	$1,938,240

The PPP loans are included in the commercial loan classification and had an outstanding balance at June 30, 2020 of $201,274. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at June 30, 2020.

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

		Real estate
June 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2020	$7,969	$13,007	$3,624	$1,086	$25,686
Charge-offs	(335)	(47)	(81)	(154)	(617)
Recoveries	31		3	54	88
Provisions	822	895	21	62	1,800
Ending balance	$8,487	$13,855	$3,567	$1,048	$26,957

		Real estate
June 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2019	$5,955	$11,074	$3,880	$1,196	$22,105
Charge-offs	(10)	(343)	(143)	(80)	(576)
Recoveries	2		12	37	51
Provisions	195	311	(134)	(22)	350
Ending balance	$6,142	$11,042	$3,615	$1,131	$21,930

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Real estate
June 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2020	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(985)	(47)	(135)	(248)	(1,415)
Recoveries	298		13	84	395
Provisions	2,286	2,406	463	145	5,300
Ending balance	$8,487	$13,855	$3,567	$1,048	$26,957

		Real estate
June 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$5,516	$10,736	$3,892	$1,235	$21,379
Charge-offs	(87)	(349)	(302)	(212)	(950)
Recoveries	10		16	75	101
Provisions	703	655	9	33	1,400
Ending balance	$6,142	$11,042	$3,615	$1,131	$21,930

The Company's allowance for loan losses increased $4.3 million or 18.9% in 2020, due largely to the adjustment of qualitative factors in our allowance for loan losses methodology, which reflect current economic decline due to COVID-19's adverse impact on economic and business operating conditions.

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2020 and December 31, 2019 is summarized as follows:

		Real estate
June 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,487	$13,855	$3,567	$1,048	$26,957
Ending balance: individually evaluated for impairment	1,339	239	163		1,741
Ending balance: collectively evaluated for impairment	$7,148	$13,616	$3,404	$1,048	$25,216
Loans receivable:
Ending balance	$694,551	$1,099,818	$297,880	$89,660	$2,181,909
Ending balance: individually evaluated for impairment	5,408	4,490	1,925	160	11,983
Ending balance: collectively evaluated for impairment	$689,143	$1,095,328	$295,955	$89,500	$2,169,926

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

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass- A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.

●	Special Mention- A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.

●	Substandard- A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

●	Doubtful – A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

●	Loss- A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2020 and December 31, 2019:

		Special
June 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$677,234	$10,915	$6,402	$	$694,551
Real estate:
Commercial	1,083,864	6,606	9,348		1,099,818
Residential	294,627		3,253		297,880
Consumer	89,483		177		89,660
Total	$2,145,208	$17,521	$19,180	$	$2,181,909

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$513,994	$3,837	$5,126	$	$522,957
Real estate:
Commercial	993,645	2,508	15,270		1,011,423
Residential	298,449	597	2,332		301,378
Consumer	102,145		337		102,482
Total	$1,908,233	$6,942	$23,065	$	$1,938,240

The increase in special mention loans from December 31, 2019 to June 30, 2020 is primarily associated with the reclassification of one large commercial real estate credit and two large commercial credits. The commercial real estate credit totaled $3.8 million and was downgraded to special mention due to the loss of major tenants. The commercial credits relate to a $6.8 million relationship which is experiencing short-term cash flow issues while the other credit totaling $2.1 million has experienced financial difficulties directly related to COVID-19. The decrease to substandard loans resulted from the payoff of a $5.1 million commercial real estate construction loan that had experienced significant construction delays.

Information concerning nonaccrual loans by major loan classification at June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Commercial	$5,443	$3,336
Real estate:
Commercial	3,109	2,765
Residential	1,135	1,148
Consumer	160	261
Total	$9,847	$7,510

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$329	$351	$5,468	$6,148	$688,403	$694,551	$25
Real estate:
Commercial	575	234	3,149	3,958	1,095,860	1,099,818	40
Residential	80	150	1,361	1,591	296,289	297,880	226
Consumer	229	66	160	455	89,205	89,660
Total	$1,213	$801	$10,138	$12,152	$2,169,757	$2,181,909	$291

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Through June 30, 2020, the Company granted payment deferral requests for up to six months on 479 commercial loans with outstanding balances of $306,770 and on 512 consumer loans with outstanding balances of $23,349. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The increase in the greater than 90 day category was due to an increase in nonaccrual loans which are included in the category. Three large commercial loans were added to non-accrual. All three loans have been individually measured for impairment and have specific reserves allocated.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2020 and June 30, 2019, and as of and for the year ended December 31, 2019 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$2,921	$3,480		$3,314	$9	$3,422	$25
Real estate:
Commercial	2,042	2,606		2,153	17	2,074	22
Residential	1,115	1,273		1,122	5	1,321	10
Consumer	160	178		181		207
Total	6,238	7,537		6,770	31	7,024	57
With an allowance recorded:
Commercial	2,487	2,516	1,339	2,222		1,821	6
Real estate:
Commercial	2,448	2,774	239	1,856		1,614
Residential	810	878	163	758	3	650	7
Consumer
Total	5,745	6,168	1,741	4,836	3	4,085	13
Total impaired loans
Commercial	5,408	5,996	1,339	5,536	9	5,243	31
Real estate:
Commercial	4,490	5,380	239	4,009	17	3,688	22
Residential	1,925	2,151	163	1,880	8	1,971	17
Consumer	160	178		181		207
Total	$11,983	$13,705	$1,741	$11,606	$34	$11,109	$70

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,638	$4,175		$3,907	$63
Real estate:
Commercial	1,918	2,205		2,385	38
Residential	1,718	2,060		1,362	25
Consumer	261	274		233
Total	7,535	8,714		7,887	126
With an allowance recorded:
Commercial	1,020	1,038	363	1,012	32
Real estate:
Commercial	1,130	1,811	279	1,050	10
Residential	435	450	135	1,408	29
Consumer				20
Total	2,585	3,299	777	3,490	71
Total impaired loans
Commercial	4,658	5,213	363	4,919	95
Real estate:
Commercial	3,048	4,016	279	3,435	48
Residential	2,153	2,510	135	2,770	54
Consumer	261	274		253
Total	$10,120	$12,013	$777	$11,377	$197

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2019	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$4,495	$4,931		$5,284	$17	$4,043	$34
Real estate:
Commercial	2,957	3,116		2,528	10	2,341	23
Residential	619	888		740	4	1,150	11
Consumer	251	261		245		214
Total	8,322	9,196		8,797	31	7,748	68
With an allowance recorded:
Commercial	1,420	1,432	$615	1,180	5	1,012	12
Real estate:
Commercial	910	1,380	216	1,174	5	1,166	10
Residential	1,661	1,740	295	1,848	7	1,932	18
Consumer						20
Total	3,991	4,552	1,126	4,202	17	4,130	40
Total impaired loans
Commercial	5,915	6,363	615	6,464	22	5,055	46
Real estate:
Commercial	3,867	4,496	216	3,702	15	3,507	33
Residential	2,280	2,628	295	2,588	11	3,082	29
Consumer	251	261		245		234
Total	$12,313	$13,748	$1,126	$12,999	$48	$11,878	$108

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,168 at June 30 2020, $2,193 at December 31, 2019 and $2,677 at June 30, 2019.

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered generally fall within the following categories:

●	Rate Modification - A modification in which the interest rate is changed to a below market rate.

●	Term Modification - A modification in which the maturity date, timing of payments or frequency of payments is changed.

●	Payment Modification - A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

●	Combination Modification - Any other type of modification, including the use of multiple categories above.

The following table provides the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

		2020

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recored
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial real estate	3	$1,073	$1,073	3	$1,073	$1,073
Commercial and industrial	1	12	12	1	12	12
Total	4	$1,085	$1,085	4	$1,085	$1,085

		2019

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recored
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial real estate				1	$340	$300
Total		$		$1	$340	$300

During the six months ended June 30, 2020, there was one payment default on a residential real estate loan in the amount of $52 and there were no payment defaults on troubled debt restructurings. During the three and six months ended June 30, 2019, there were payment defaults on two restructured commercial real estate loans with balances totaling $335 which were subsequently charged-off.

The Company has received a significant number of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to many such deferrals or are in the process of doing so. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019, will be considered current for COVID-19 modifications. A financial institution can then use FASB agreed upon temporary changes to GAAP for loan modifications related to

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR), and suspend any determination of a loan modified as a result of COVID-19 being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning in March 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. As of June 30, 2020, the Company had 479 commercial loan and 512 consumer loan temporary modifications with principal balances totaling $330,119. As of July 30, 2020, 481 commercial loans and 505 consumer loans were on deferral with principal balances of $330,135.

The following table provides information as of June 30, 2020 with respect to the Company’s payment deferrals granted on commercial loans by North American Industry Classification System (“NAICS”) categories:

NAICS category	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Tier 1 Capital (Bank)
Lessors of Nonresidential Buildings	65	$71,899	3.3%	26.9%
Lessors of Residential Buildings and Dwellings	64	53,564	2.5	19.9
Hotels and Motels	27	39,261	1.8	14.5
Full-Service Restaurants	33	27,783	1.3	10.3
Limited-Service Restaurants	8	11,829	0.5	4.4
Gasoline Stations with Convenience Stores	18	12,422	0.6	4.6
Construction and Mining	13	9,718	0.4	3.6
Assisted Living Facilities for the Elderly	2	6,319	0.3	2.3
Colleges, Universities, and Professional Schools	1	6,301	0.3	2.3
All Others	248	67,674	3.1	24.9
	479	$306,770	14.1%	113.7%

6. Other assets:

The components of other assets at June 30, 2020, and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Other real estate owned	$964	$450
Investment in low income housing partnership	6,639	6,901
Mortgage servicing rights	772	738
Bank owned life insurance	35,412	35,041
Restricted equity securities (FHLB and other)	5,353	10,201
Net deferred tax asset	1,272	3,362
Interest rate floor	2,019	944
Interest rate swaps	15,985	4,728
Other assets	6,362	6,855
Total	$74,778	$69,220

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

In accordance with GAAP, the Company groups its assets and liabilities generally measured at fair value into three levels based on market information or other fair value estimates in which the assets and liabilities are traded or valued and the reliability of the assumptions used to determine fair value. These levels include:

●	Level 1: Unadjusted quoted prices of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value estimate.

During the periods ended June 30, 2020 and December 31, 2019 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$22,077	$22,077		$
U.S. government-sponsored enterprises	81,101		$81,101
State and municipals:
Taxable	33,161		33,161
Tax-exempt	38,025		38,025
Mortgage-backed securities:
U.S. government agencies	5,867		5,867
U.S. government-sponsored enterprises	107,478		107,478
Common equity securities	338	338
Loan held for sale	1,939		1,939
Interest rate floor-other assets	2,019		2,019
Interest rate swap-other assets	15,912		15,912
Interest rate swap-other liabilities	(16,005)		(16,005)
Total	$291,912	$22,415	$269,497	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,128	$24,128		$
U.S. government-sponsored enterprises	87,110		$87,110
State and municipals:
Taxable	34,898		34,898
Tax-exempt	60,163		60,163
Mortgage-backed securities:
U.S. government agencies	8,470		8,470
U.S. government-sponsored enterprises	115,709		115,709
Common equity securities	423	423
Loan held for sale	986		986
Interest rate floor-other assets	944		944
Interest rate swap-other assets	4,728		4,728
Interest rate swap-other liabilities	(4,680)		(4,680)
Total	$332,879	$24,551	$308,328	$

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,004			$4,004
Other real estate owned	$588			$588

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,004	Appraisal of collateral	Appraisal adjustments	5.0% to 97.0% (57.2)%
			Liquidation expenses	3.0% to 6.0% (5.6)%
Other real estate owned	$588	Appraisal of collateral	Appraisal adjustments	18.4% to 63.5% (40.6)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,808	Appraisal of collateral	Appraisal adjustments	8.6% to 97.0% (54.4)%
			Liquidation expenses	3.0% to 6.0% (5.2)%
Other real estate owned	$283	Appraisal of collateral	Appraisal adjustments	20.0% to 63.6% (43.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2020	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$51,934	$51,934	$51,934
Investment securities:
Available-for-sale	287,709	287,709	22,077	$265,632
Common equity securities	338	338	338
Held-to-maturity	7,401	7,717		7,717
Loans held for sale	1,939	1,939		1,939
Net loans	2,154,952	2,132,783			$2,132,783
Accrued interest receivable	8,368	8,368		8,368
Mortgage servicing rights	772	1,359		1,359
Restricted equity securities (FHLB and other)	5,353	5,353		5,353
Interest rate floor	2,019	2,019		2,019
Interest rate swaps	15,912	15,912		15,912
Total	$2,536,697	$2,515,431
Financial liabilities:
Deposits	$2,210,124	$2,214,974		$2,214,974
Long-term debt	60,938	61,453		61,453
Subordinated debentures	33,000	33,201		33,201
Accrued interest payable	872	872		872
Interest rate swaps	16,005	16,005		16,005
Total	$2,320,939	$2,326,505

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $353 and $660 in 2020 and $415 and $755 in 2019 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended June 30,	2020	2019
Components of net periodic pension benefit:
Interest cost	$163	$192
Expected return on plan assets	(371)	(325)
Amortization of unrecognized net gain	65	68
Net periodic benefit	$(143)	$(65)

	Pension Benefits
Six Months Ended June 30,	2020	2019
Components of net periodic pension cost:
Interest cost	$217	$320
Expected return on plan assets	(494)	(542)
Amortization of unrecognized net gain	87	113
Net periodic benefit cost	$(190)	$(109)

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

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). The 2017 Plan allows for eligible participants to be granted equity awards. Under the 2017 Plan the Compensation Committee of the Board of Directors has the authority to, among other things:

●	Select the persons to be granted awards under the 2017 Plan.

●	Determine the type, size and term of awards.

●	Determine whether such performance objectives and conditions have been met.

●	Accelerate the vesting or excercisability of an award.

Persons eligible to receive awards under the 2017 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

As of June 30, 2020, there were 54,506 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but remained in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the six months ended June 30, 2020 and 2019, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 16,269 shares and 17,345 shares underlying such awards, respectively.

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

The Company recognized net compensation costs of $186 and $191 for the three and six months ended June 30, 2020 for awards granted under the 2017 Plan. The Company recognized compensation expense of $157 and $240 for the three and six months ended June 30, 2019 for awards granted under the 2017 Plan. As of June 30, 2020, the Company had $769 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of just under 2 years.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets and issuances of debt.

The Company executed an interest rate swap to reduce its exposure to variability in the interest rate associated with floating-rate borrowings. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During 2020, the Company estimates that an additional $134 will be reclassified as an increase to interest expense and an additional $531 will be reclassified as an increase to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2020, the Company had 52 interest rate swaps with an aggregate notional amount of $254,598 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30 2020 and December 31, 2019.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of June 30, 2020		As of December 31, 2019 (1)		As of June 30, 2020		As of December 31, 2019 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$2,019	Other Assets	$944
Cash Flow Swap	$50,000					Other Liabilities	510
Total derivatives designated as hedging instruments			$2,019		$944		510

Derivatives not designated as hedging instruments
Interest Rate Swaps (3)	$254,598	Other Assets	$15,912	Other Assets	$4,728	Other Liabilities	$16,005	Other Liabilities	$4,680

Total derivatives not designated as hedging instruments			$15,912		$4,728		$16,005		$4,680
(1)	Assets amount does not include accrued interest receivable of $195.
(2)	Liabilities amount does not include accrued interest payable of $195.
(3)	Notional amount of interest rate swaps at June 30, 2019 $123,351.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of June 30, 2020 and June 30, 2019.

					Location of			Amount of		Amount of
	Amount of	Amount of		Amount of	Gain or (Loss)	Amount of		Gain		Loss
	Loss	Loss		Gain	Recognized from	Loss		Reclassified		Reclassified
	Recognized in	Recognized in		Recognized in	Accumulated	Reclassified		from Accumulated		from Accumulated
Derivatives in	OCI on	OCI Included		OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income		OCI into Income
Hedging	Derivative	Component		Component	Income into	OCI into Income		Included Component		Excluded Component
Relationships		June 30, 2020			Income			June 30, 2020
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$(510)	$(510)	$		Interest Expense	$73		$73	$
Interest Rate Floor (*)	$150	$151		$(1)	Interest Income	$110		$126		$(16)
Total	$(360)	$(359)		$(1)		$183		$199		$(16)

					Location of			Amount of		Amount of
	Amount of	Amount of		Amount of	Gain or (Loss)	Amount of		Gain		Loss
	Loss	Gain		Gain	Recognized from	Loss		Reclassified		Reclassified
	Recognized in	Recognized in		Recognized in	Accumulated	Reclassified		from Accumulated		from Accumulated
Derivatives in	OCI on	OCI Included		OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income		OCI into Income
Hedging	Derivative	Component		Component	Income into	OCI into Income		Included Component		Excluded Component
Relationships		June 30, 2019			Income			June 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$474	$827		$(353)	Interest Income	$(31)	$			$(31)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2020 and June 30, 2019.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2020	2020	2019	2019
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$110	$73	$(31)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$110	$73	$(31)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	126	$73
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)		$(31)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019.

		Amount of Loss	Amount of Loss	Amount of Loss	Amount of Loss
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019

Interest Rate Swaps	Other non-interest income	$(10)	$(141)	$(236)	$(346)

Fee Income	Other income	$259	$860	$744	$1,136

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$17,930	$	$17,930	$		$17,930

Offsetting of Derivative Liabilities
as of June 30, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$16,515	$	$16,515	$		$16,515

Offsetting of Derivative Assets
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$5,672	$	$5,672	$		$5,672

Offsetting of Derivative Liabilities
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,680	$	$4,680	$		$4,680

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

As of June 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $93. As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $14,690 against its obligations under these agreements as of June 30, 2020, compared to having posted collateral of $4,140 with counterparties at December 31, 2019. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2020 and December 31, 2019 are summarized as follows:

At the period end	June 30, 2020	December 31, 2019
Interest-bearing deposits:
Money market accounts	$434,628	$365,463
Now accounts	440,202	402,999
Savings accounts	404,040	370,270
Time deposits less than $250	251,121	231,450
Time deposits $250 or more	104,927	138,069
Total interest-bearing deposits	1,634,918	1,508,251
Noninterest-bearing deposits	575,206	463,238
Total deposits	$2,210,124	$1,971,489

The growth in deposits occurred primarily in non-maturity deposits due to proceeds of PPP loans retained on deposit by our commercial borrowers. Time deposits $250 thousand or more decreased due to the maturity of a few large public fund certificates of deposit.

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months. The table below outlines short-term borrowings at June 30, 2020 and December 31, 2019:

At and for the six months ended June 30, 2020
Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at
	Balance	Balance	Balance	Rate	June 30, 2020
FHLB advances	$50,000	$117,784	$164,150	1.15%	0.67%

At and for the year ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$152,150	$62,941	$152,150	2.61%	1.84%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At June 30, 2020, the maximum borrowing capacity was $808,312 of which $70,762 was outstanding in borrowings and $137,600 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2019, the maximum borrowing capacity was $723,608 of which $184,883 was outstanding in borrowings and $185,750 was used to issue standby letters of credit to collateralize public fund deposits. Short-term borrowings were used to fund a portion of our loan growth during the first six months of 2020.  Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The short-term borrowing rate resets each day.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB and from the Federal Reserve Bank under the PPPLF with, generally, maturities of twenty-four months, at June 30, 2020 and December 31, 2019 are as follows:

	Interest Rate
Due	Fixed	June 30, 2020	December 31, 2019
June 2020	1.74%		$5,000
June 2020	2.22		6,000
December 2020	1.84	$5,000	5,000
June 2021	1.99	10,000	10,000
April 2022	0.35	40,175
March 2023	4.69	5,763	6,733
		$60,938	$32,733

Maturities of long-term debt, by contractual maturity, for the remainder of 2020 and subsequent years are as follows:

2020	$5,992
2021	12,058
2022	42,333
2023	555
$60,938

None of the advances from the FHLB totaling $20,763 are convertible. The advances under the PPPLF due in April 2022 with an outstanding balance of $40,175 may be prepaid without penalty prior to maturity whether or not the PPP loans collateralizing the advances have matured.

12. Subordinated debt

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on the benchmark rate, provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes will mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar law of the Company or the Bank.

13. Income taxes

The effective tax rate of the Company was 14.8% and 13.4% for the three and six months ended June 30, 2020 compared to 11.8% and 11.2% for the three and six months ended June 30, 2019. The three and six months ended June 30, 2020 includes before tax investment tax credits of $273 and $546 compared to before tax investment tax credits and other credits of $390 and $778 for the same period last year.

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

Operating Environment:

On March 11, 2020, the World Health Organization declared a coronavirus, identified as COVID-19, a global pandemic. In the United States, the rapid spread of the COVID-19 virus invoked various federal, state and local authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. Concerns about the spread of the disease and its anticipated negative impact on economic activity severely disrupted domestic financial markets prompting the Federal Reserve System’s FOMC to aggressively cut the target federal funds rate to a range of 0% to 0.25%, including a 50 basis

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets.

The rate cuts in March marked the fourth and fifth cut in the overnight rate in the most recent monetary easing cycle, which began in July 2019 after the most recent high for the target range for federal funds of 2.25% to 2.50% which was in December 2018. Overall inflation lags below the FOMC’s long-term desired 2% level for items other than food and energy. The consumer price index (“CPI”) registered 1.2% for the 12 months ended June 30, 2020. This is down from 2.1% for the 12 months ended March 31, 2020 and from 2.3% for the 12 months ended December 31, 2019. The all items index increased 0.6% for the 12 months ending June 30, 2020, down from the reading for the 12 months ending March 31, 2020 which came in at 1.5% and a notably smaller increase than the 2.3% increase for the 12 month period ending December 31, 2019. Gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial second quarter 2020 reading of a -32.9% annualized rate, slightly better than the consensus forecast of -34.5% for the quarter but still the worst recorded contraction on record. The 32.9% contraction was driven by weakness in almost every category of expenditure and investment. Personal consumption dropped by 34.6%, as consumers were required to avoid certain economic activities. Business investment fell 27.0%, while one of the few increases came in the form of government spending, up 2.7%.

The full impact of COVID-19 is unknown and continues to evolve. It has caused substantial disruption in U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves, including retail, hospitality and restaurants and food and service. During March, the Company reviewed its commercial loan and commercial real estate portfolios and determined approximately $1.2 billion or 73% is categorized as non-life sustaining and were subject to shutdown at the onset of the pandemic. Based on management’s application of its allowance for loan losses methodology and primarily changes to the economic qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions and the increased inherent risk in the loan portfolio, 2020 results included $5.3 million in provision for loan and lease losses. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of July 30, 2020, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming.

COVID-19 has created many barriers to loan production relative to the measures taken to slow the spread. These measures have put a large strain on a wide variety of industries within the global economy generally, and our market specifically. The overall economic impact and effect of the measures is yet to be fully understood as its effects will most likely lag time behind while businesses and governments inject resources to help lessen the impact. Despite efforts to lessen the impact, it is our current belief that the pandemic will temporarily, or in some cases permanently, damage our borrower’s ability to repay loans and comply with terms.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table provides information with respect to the Company’s payment deferrals granted on commercial loans by NAICS code at July 30, 2020 and June 30, 2020 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

	July 30, 2020		June 30, 2020
NAICS category	Number of Loans	Balance	Number of Loans	Balance
Lessors of Nonresidential Buildings	66	$72,563	65	$71,899
Lessors of Residential Buildings and Dwellings	66	53,666	64	53,564
Hotels and Motels	27	39,217	27	39,261
Full-Service Restaurants	33	27,727	33	27,783
Limited-Service Restaurants	8	11,817	8	11,829
Gasoline Stations with Convenience Stores	18	12,348	18	12,422
Construction and Mining	13	9,718	13	9,718
Assisted Living Facilities for the Elderly	2	6,319	2	6,319
Colleges, Universities, and Professional Schools	1	6,301	1	6,301
All Others	247	67,203	248	67,674
	481	$306,879	479	$306,770

The Company has also participated as a lender in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program, a $349 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program (“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. The Company began accepting and processing applications for loans under the PPP on April 3, 2020.  Through July 30, 2020, the Company processed 1,417 applications from existing and new customers providing over $216.2 million in loans with an average loan amount of $153 thousand furthering Peoples’ commitment to support small businesses.  Funding these loans will generate approximately $6.9 million of SBA processing fees.   The processing fee income is deferred and amortized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the three months ended June 30, 2020, $0.7 million was recognized in interest and fees on loans in the unaudited Consolidated Statements of Income. The Company utilized the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) and an increase of in-market deposits to replace liquidity used to fund PPP loans.

At June 30, 2020, our non-performing assets were not materially impacted by the economic pressures of COVID-19.

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

Goodwill:

The Company also has goodwill with a net carrying value of $63.4 million at June 30, 2020 and December 31, 2019. The Company completes a goodwill impairment analysis at least annually, or more often if events and circumstances indicate that there may be impairment. In connection with the emergence of COVID-19 as a global pandemic and the decline in our stock price during 2020, management retained a financial advisory firm to assist in the preparation of a quantitative assessment for potential goodwill impairment. To arrive at the fair value of the Company, management utilized an income and market approach and applied weighting factors to each result and concluded the fair value of the Company was in excess of its carrying value, including goodwill and, as such, no impairment exists at June 30, 2020. In the event of a sustained decline in share price or further deterioration in the macroeconomic outlook, continued assessments of the Company's goodwill balance will likely be required in future periods with no assurance that the future impairment assessments or tests will not result in a charge to earnings.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

As of June 30, 2020, the Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards. Our reported and regulatory capital ratios could be adversely impacted by credit losses resulting from the COVID-19 pandemic.

Review of Financial Position:

Total assets increased $225,097, or 18.3% annualized, to $2,700,424 at June 30, 2020, from $2,475,327 at December 31, 2019. Total loans increased to $2,181,909 at June 30, 2020, compared to $1,938,240 at December 31, 2019, an increase of $243,669 or 25.3% annualized. The increase in loans during the first six months of 2020 was primarily due to $201,274 of PPP loans originated during the second quarter. Investments decreased $43,109 or 12.7% due largely to the sale during the first quarter of a pool of low-yielding municipal bonds with proceeds totaling $26,502 coupled with return of principal on called and matured bonds. Deposits increased by $238,635 or 24.3% annualized due to proceeds of PPP loans retained on deposit by our commercial borrowers, stimulus payments received and retained by our customers and organic growth of customer relationships. Interest-bearing deposits increased $126,667 while noninterest-bearing deposits increased $111,968. Total stockholders’ equity increased $13,034 or 4.4%, from $299,010 at year-end 2019 to $312,044 at June 30, 2020. For the six months ended June 30, 2020, total assets averaged $2,588,545, an increase of $275,492 from $2,313,053 for the same period of 2019.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $287,709 at June 30, 2020, a decrease of $42,769, or 12.9% from $330,478 at December 31, 2019. The decrease was largely due to the sale of $26,502 of short-term, low yielding municipal securities with the proceeds used to fund loan growth in the first quarter. An increase in the market value of the available-for-sale portfolio of $9,456 since December 31, 2019, due to the decline in market rates related to COVID-19 partially offset the declines due to receipt of principal cash flow from mortgage-backed securities and proceeds received from called and matured bonds. Investment securities held-to-maturity totaled $7,401 at June 30, 2020, a decrease of $255 or 3.3% from $7,656 at December 31, 2019 due to payments received on mortgage backed securities.

For the six months ended June 30, 2020, the investment portfolio averaged $309,925, an increase of $35,695 or 13.0% compared to $274,230 for the same period last year. Average tax-exempt municipal bonds have decreased $40,484 or 46.7% to $46,256 for the six months ended June 30, 2020 from $86,740 during the comparable period of 2019. The decrease in tax-exempt municipal bonds is due to the aforementioned sale during the first quarter 2020, the sale of approximately $9,135 of low-yielding tax-exempt municipal bonds during the second quarter of 2019 and matured and called bonds. The tax-equivalent yield on the investment portfolio decreased 9 basis points to 2.44% for the six months ended June 30, 2020, from 2.53% for the comparable period of 2019. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called higher yielding municipal bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $8,920, net of deferred income taxes of $2,371, at June 30, 2020, and net unrealized gains of $1,450, net of deferred income taxes of $385, at December 31, 2019.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first six months of 2020.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased to $2,181,909 at June 30, 2020 from $1,938,240 at December 31, 2019, an increase of $243,669. The loan growth is due primarily to our participation in the PPP loan program. During the second quarter of 2020, the Company processed 1,373 applications providing over $201,274 in loans through the Small Business Administration (SBA) PPP. The loan growth is expected to be only temporary as the SBA has provided loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. We believe the majority of the PPP loans will be forgiven during the second half of 2020. Excluding the PPP loans, loans have increased $42,395 or 4.4% primarily from commercial real estate loans partially offset by reductions to non-PPP commercial loans, residential real estate and consumer loans, primarily dealer indirect auto loans. Commercial real estate loans increased $88,395 or 17.6% annualized, to $1,099,818 at June 30, 2020 compared to $1,011,423 at December 31, 2019 due to increased activity in both our core and expansion markets. Our growth in commercial real estate loans is due in part to the success in executing our strategic market expansion initiative in the Lehigh Valley, Greater Delaware Valley and Central Pennsylvania regions. Commercial and industrial loans, excluding PPP, decreased $29,680 or 11.4% annualized, to $493,277 at June 30, 2020 compared to $522,957 at December 31, 2019 as we experienced prepayments on a few large credits. We will continue to actively pursue commercial and industrial loans, although this is temporarily more challenging due to the current economic conditions, as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans decreased $12,822, or 25.2% on an annualized basis, to $89,660 at June 30, 2020 compared to $102,482 at December 31, 2019. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from the Bank’s change to the structure of its loan pricing which began during 2018. Also, during 2020 in response to COVID-19 auto dealerships were ordered to shut down by their state governments due to their non-essential business status.

Residential real estate loans decreased $3,498, or 2.3% on an annualized basis, to $297,880 at June 30, 2020 compared to $301,378 at December 31, 2019. Lower mortgage rates resulting from the FOMC’s action to cut the federal funds rate has led to increased home refinancing. The majority of the refinancing are being sold into the secondary market which has increased our mortgage banking revenue.

Loan activity beyond the PPP is expected to decline based on uncertainty related to the scope, duration and full-effects of COVID-19 on regional and national economies and resulting effect to our loan customers.

For the six months ended June 30, 2020, total loans excluding PPP loans, averaged $1,981,445, an increase of $133,485 or 7.2% compared to $1,847,960 for the same period of 2019. The PPP loans averaged $81,650 for the six months ended June 30, 2020 and yielded 2.64%. The tax-equivalent yield on the entire loan portfolio was 4.34% for the six months ended June 31, 2020, a 41 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates as the FOMC cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth, which affected new originations and refinancing activity, as well as existing adjustable rate loans. Additionally, the FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3. The recent FOMC actions will continue to place downward pressure on loan yields.

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

Unused commitments at June 30, 2020, totaled $373,786, consisting of $329,033 in unfunded commitments of existing loan facilities and $44,753 in standby letters of credit. Due to fixed maturity dates, specified conditions within these

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2019 totaled $387,703, consisting of $342,685 in unfunded commitments of existing loans and $45,018 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2020 and 2019, are summarized as follows:

	2020	2019
United States	13.0%	3.6%
New York (statewide)	9.5	4.1
Pennsylvania (statewide)	9.7	4.2
Broome County	9.0	4.9
Bucks County	9.1	3.7
Lackawanna County	10.7	4.7
Lebanon County	8.5	3.7
Lehigh County	10.1	4.4
Luzerne County	12.0	5.6
Monroe County	12.7	5.2
Montgomery County	8.2	3.4
Northampton County	9.8	4.4
Schuylkill County	10.2	5.3
Susquehanna County	8.5	4.4
Wayne County	11.0	5.0
Wyoming County	9.8%	4.9%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The employment situation deteriorated in New York and Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing June 30, 2020 to June 30, 2019. Projections for our local market unemployment are not readily available, however the most current economic statistics as of July 30, 2020 show continuing jobless claims of over 17 million. The unemployment rate is at a historically elevated 13.0% per the latest report from the Bureau of Labor Statistics at June 30, 2020. By comparison, the highest annual unemployment rate in our Nation’s history was 24.9% during the peak of the Great Depression in 1933 and the lowest recorded unemployment rate registered 1.2% during the subsequent economic expansion in 1944. The highest recorded unemployment rate in recent history was 9.9% in 2009 during the Great Recession. Elevated unemployment rates will likely have an adverse effect on our credit quality and may result in increased credit losses within the loan portfolio in future periods.

Distribution of nonperforming assets

	June 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial	$4,697	$3,336
Real estate:
Commercial	3,109	2,765
Residential	1,080	1,144
Consumer	160	261
Total nonaccrual loans	9,046	7,506
Troubled debt restructured loans:
Commercial	1,228	1,302
Real estate:
Commercial	1,341	283
Residential	599	608
Total troubled debt restructured loans	3,168	2,193
Accruing loans past due 90 days or more:
Commercial	25
Real estate:
Commercial	40
Residential	226	378
Total accruing loans past due 90 days or more	291	378
Total nonperforming loans	12,505	10,077
Foreclosed assets	964	450
Total nonperforming assets	$13,469	$10,527
Nonperforming loans as a percentage of loans, net	0.57%	0.52%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.62%	0.54%

We experienced a decline in our asset quality during the first six months of 2020 as evidenced by an increase of $2,942 in nonperforming assets. Nonperforming assets totaled $13,469 or 0.62% of loans, net and foreclosed assets at June 30, 2020, from $10,527 or 0.54% of loans, net and foreclosed assets at December 31, 2019. An increase in nonaccrual loans, foreclosed assets and restructured loans was partially offset by a decrease in accruing loans past due ninety days or more.

Loans on nonaccrual status increased $1,540 to $9,046 at June 30, 2020 from $7,506 at December 31, 2019. The majority of the increase from year end was due to an increase of $1,361 in commercial and industrial loans resulting from the placement of two credit relationships on nonaccrual totaling $1,715 during the first quarter. Commercial real estate loans on nonaccrual increased $344 from yearend 2019 due in part to one credit relationship added in the first quarter totaling $594; the borrower encountered temporary financial difficulties and is seeking remedies to bring the credit current.  A decrease in nonaccrual residential real estate loans of $64 and corresponding increase to foreclosed assets of $453 was largely due to the foreclosure of one property totaling $398 which had been on nonaccrual at December 31, 2019. Restructured loans increased $975 to $3,168 at June 30, 2020 from $2,193 at December 31, 2019

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

due to two credit relationships totaling $1,073 which were unable to pay contractual terms. The need for concessions was accelerated due to COVID-19. Other real estate owned comprised ten properties at June 30, 2020 and seven properties at December 31, 2019, respectively.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our attempts to ensure that asset quality remains strong. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to specifically identified loans, as well as probable incurred loan losses inherent in the remainder of the loan portfolio as of the balance sheet date. The allowance for loan losses is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council Interagency Policy Statement, as amended December 13, 2006, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310, “Receivables,” for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, “Contingencies,” for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

The allowance for loan losses increased $4,280 or 18.9% in 2020, due largely to the adjustment of qualitative factors in our allowance for loan losses methodology, which reflect current economic decline and expectation of increased credit losses due to COVID-19’s adverse impact on economic and business operating conditions. The allowance for loan losses equaled $26,957 or 1.24% of loans at June 30, 2020 compared to $22,677 or 1.17% of loans at December 31, 2019. Excluding PPP loans that do not carry an allowance for losses due to a 100% government guarantee, the ratio equaled 1.36%. Loans charged-off, net of recoveries, for the six months ended June 30, 2020, equaled $1,020 or 0.10% of average loans, compared to $849 or 0.09% of average loans for the comparable period last year. Commercial loan net charge-offs increased $610 partially due to the charge-off of two loans totaling $853, offset by a recovery of $200 on an unrelated commercial credit.  Partially offsetting the higher net charge-offs was a decrease in commercial real estate charge-offs of $302 during 2020.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2020, total deposits increased $238,635 or 12.1% to $2,210,124 from $1,971,489 at December 31, 2019. The growth in deposits occurred primarily from proceeds of PPP loans retained on deposit by our commercial borrowers, stimulus payments received and retained by our customers, organic growth of customer relationships and $26,291 of brokered deposits. Commercial borrowers who have PPP loans added $133,903 to their deposit balances from month end February. Interest-bearing deposits increased $126,667 and noninterest-bearing deposits increased $111,968. Interest-bearing transaction accounts, including NOW and money market accounts increased by $106,368, or 27.8% annualized, to $874,830 at June 30, 2020, from $768,462 at December 31, 2019, savings accounts increased $33,770 to $404,040 as of June 30, 2020 from $370,270 at December 31, 2019 and time deposits less than $250 increased $19,671, or 17.1% annualized, to $251,121 at June 30, 2020, from $231,450 at December 31, 2019 due to the addition of brokered deposits which have maturities of six months or less. Time deposits

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$250 or more decreased $33,142, or 24.0% to $104,927 at June 30, 2020 from $138,069 at year end 2019 due primarily to the redemption of a few large municipal accounts.

For the six months ended June 30, interest-bearing deposits averaged $1,565,053 in 2020 compared to $1,447,773 in 2019, an increase of $117,280, or 8.1%. The cost of interest-bearing deposits was 0.82% in 2020 compared to 0.99% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.88% in 2020 and 1.15% in 2019. The lower costs are due primarily to a decrease in short-term market rates, the result of the FOMC’s action to cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth and, during March 2020, its aggressive actions to fight a recession by cutting the federal funds rate 150 basis points in response to the COVID-19 global pandemic and economic slowdown. We expect our cost of interest-bearing liabilities to continue to move lower as market rates are expected to remain at historical lows for some time.

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

Overall, total borrowings at June 30, 2020, totaled $110,938 compared to $184,883 at December 31, 2019, a decrease of $73,945. Short-term borrowings outstanding at June 30, 2020 was $50,000 compared to $152,150 at December 31, 2019 a decrease of $102,150 as deposit growth, asset cash flows and proceeds from a $33,000 subordinated debt offering were used to paydown borrowings. Long-term debt was $60,938 at June 30, 2020 which included $40,175 of borrowings under the PPPLF, compared to $32,733 at year end 2019.

Subordinated Debt:

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on the benchmark rate, provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes will mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar law of the Company or the Bank.

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

Due to economic uncertainty and the recent dramatic decreases to short-term market rates and the expectation of historically low rates for the foreseeable future, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.45% at June 30, 2020. Given the action by the FOMC to lower the targeted federal funds rate 75 basis points during the second half of 2019, and its latest actions to cut rates another 150 basis points during March 2020 to combat economic slowdown and recessionary fears, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit and keeping our borrowings short-term in an attempt to decrease duration. The current position at June 30, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2020, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2020 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Liquidity:

Liquidity management is essential to our continuing operations and enables us to meet financial obligations as they come due, as well as to take advantage of new business opportunities as they arise. Financial obligations include, but are not limited to, the following:

●	Funding new and existing loan commitments;

●	Payment of deposits on demand or at their contractual maturity;

●	Repayment of borrowings as they mature;

●	Payment of lease obligations; and

●	Payment of operating expenses.

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

Our Asset Liability Management Committee met in May to review our capital adequacy and liquidity contingency funding plan due to the high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic. Management believes the Company’s liquidity position is strong. At June 30, 2020, the Company’s cash and due from banks balances were $51.9 million and we maintained $158.1 million of availability at the Federal Reserve Bank’s discount window. We may also utilize the Federal Reserve’s PPPLF which provides us, as an eligible depository institution, an available liquidity facility on a non-recourse basis, taking only PPP loans as collateral. Our potential maximum borrowing capacity under the PPPLF at June 30, is $201.3 million, of which $40.2 million was outstanding. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At June 30, 2020, the Company’s available-for-sale investment securities portfolio totaled $287.7 million, $233.3 million of which were unencumbered. Net unrealized gains on the portfolio were $11.3 million. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at June 30, 2020 was $599.4 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2020. Our noncore funds at June 30, 2020, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 12.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.9%. Comparatively, our overall noncore dependence ratio at year-end 2019 was 17.8% and our net short-term noncore funding dependence ratio was 14.4%, indicating that our reliance on noncore funds has decreased both in the short-term and overall.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection,

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

deposit balances with other banks and federal funds sold, increased $20,781 during the six months ended June 30, 2020. Cash and cash equivalents decreased $2,654 for the same period last year. For the six months ended June 30, 2020, net cash inflows of $19,652 from operating activities and $189,817 from financing activities were partially offset by net cash outflows of $188,688 from investing activities. For the same period of 2019, net cash inflows of $16,089 from operating activities and $7,853 from financing activities were more than offset by net cash outflows of $26,596 from investing activities.

Operating activities provided net cash of $19,652 for the six months ended June 30, 2020, and $16,089 for the corresponding six months of 2019. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $188,688 for the six months ended June 30, 2020, compared to using net cash of $26,596 for the same period of 2019. In 2020 and 2019, an increase in lending activities was the primary factor causing the net cash outflow from investing activities.

 Financing activities provided net cash of $189,817 for the six months ended June 30, 2020, and provided net cash of $7,853 for the corresponding six months of 2019. Deposit gathering is our predominant financing activity. Deposits provided cash of $238,635 for the six months ended June 30, 2020. Comparatively, deposits provided $1,777 for the same period of 2019. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Short term borrowings decreased $102,150 in the six months ended June 30, 2020 compared to a decrease of $3,800 for the comparable period in 2019. Long term borrowings, including term borrowings from the Federal Reserve Bank’s PPPLF and the issuance of subordinated debt provided $61,205 in the six months ended June 30, 2020. Comparatively, long term borrowings provided $15,074 of funding for the comparable period in 2019.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $312,044 or $42.55 per share at June 30, 2020, compared to $299,010 or $40.47 per share at December 31, 2019. Net income of $12,857 for the six months ended June 30, 2020 and other comprehensive income of $7,859 resulting from market value fluctuations in the investment portfolio and changes to the fair value of derivatives were the primary factors leading to the improved capital position. Stockholders’ equity was also affected by cash dividends declared of $5,305.

Dividends declared equaled $0.72 per share through the six months ended June 30, 2020 and $0.68 per share for the same period of 2019. The dividend payout ratio was 41.3% for the six months ended June 30, 2020 and 37.1% for the same period of 2019. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on July 31, 2020 a third quarter dividend of $0.36 per share payable September 15, 2020. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant, including the adverse impact of COVID-19,  at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2020, the Bank’s Tier 1 capital to total average assets was 10.47% as compared to 9.91% at December 31, 2019. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.33% and the total capital to risk weighted asset ratio was 14.58% at June 30, 2020. These ratios were 11.64% and 12.78% at December 31, 2019. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.33% at June 30, 2020 compared to 11.64% at December 31, 2019. The increase in the Bank’s capital ratios was due to $30.0 million downstreamed from the Company from proceeds of a $33.0 million subordinated debt issuance. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2020.

Review of Financial Performance:

Net income for the three months ended June 30, 2020 reflect the impact of $201.3 million of loans originated through the PPP and COVID-19 related impacts. Peoples reported net income of $7,576, or $1.03 per diluted share for the three months ended June 30, 2020, an increase of 6.0% when compared to $7,144, or $0.96 per diluted share for the comparable period of 2019. The increase in earnings for the three months ended June 30, 2020 is the product of an increase in pre-provision net interest income of $1,779, due primarily to lower funding costs of $1,259, and lower noninterest expenses of $1,187 primarily from deferred loan origination cost benefit related to the PPP loans originated in the second quarter. Partially offsetting the increase was a higher provision for loan losses of $1,450 resulting from the application of our allowance for loan losses methodology, and changes to qualitative factors relating to the adverse impact of the COVID-19 crisis. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.13% for the second quarter of 2020 compared to 1.24% for the same period of 2019. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 9.87% for the second quarter of 2020 compared to 9.98% for the comparable period in 2019.

Net income for the six months ended June 30, 2020, totaled $12,857 or $1.74 per diluted share, a 5.2% decrease when compared to $13,556 or $1.83 per diluted share for the same period last year. The decrease in earnings in the 2020 six month period is the result of an increase to our provision for loan losses of $3,900, primarily due to changes to the qualitative factors included in our allowance for loan losses methodology relating to the impact of COVID-19, and lower noninterest income of $596. Partially offsetting the decline were increases in our pre-provision net interest income of $3,043, or 8.2%, which were the result of average earning asset growth of $268,204 and lower funding costs of $1,482, and lower noninterest expenses of $1,026. Our ROA and ROE were 1.00% and 8.48% through six months in 2020 compared to 1.18% and 9.63% for the same period of 2019.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and six months ended June 30, 2020 and 2019:

Three months ended June 30	2020	2019
Interest income (GAAP)	$23,852	$23,332
Adjustment to FTE	329	434
Interest income adjusted to FTE (non-GAAP)	24,181	23,766
Interest expense	3,345	4,604
Net interest income adjusted to FTE (non-GAAP)	$20,836	$19,162

Six months ended June 30	2020	2019
Interest income (GAAP)	$47,694	$46,133
Adjustment to FTE	682	875
Interest income adjusted to FTE (non-GAAP)	48,376	47,008
Interest expense	7,626	9,108
Net interest income adjusted to FTE (non-GAAP)	$40,750	$37,900

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2020 and 2019:

Three months ended June 30	2020	2019
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$13,242	$14,429
Less: amortization of intangible assets expense	154	182
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	13,088	14,247

Net interest income (GAAP)	20,507	18,728
Plus: taxable equivalent adjustment	329	434
Noninterest income (GAAP)	3,422	4,152
Less: net (losses) gains on equity securities	39	(9)
Less: net gains on sale of assets		23
Net interest income (FTE) plus noninterest income (non-GAAP)	$24,219	$23,300

Efficiency ratio (non-GAAP)	54.0%	61.1%

Six months ended June 30	2020	2019
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$26,893	$27,919
Less: amortization of intangible assets expense	308	374
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	26,585	27,545

Net interest income (GAAP)	40,068	37,025
Plus: taxable equivalent adjustment	682	875
Noninterest income (GAAP)	6,972	7,568
Less: net (losses) gains on equity securities	(84)	(8)
Less: net gains on sale of assets	267	23
Net interest income (FTE) plus noninterest income (non-GAAP)	$47,539	$45,453

Efficiency ratio (non-GAAP)	55.9%	60.6%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

●	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;

●	Changes in general market rates; and

●	The level of nonperforming assets.

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

For the three months ended June 30, tax-equivalent net interest income increased $1,674 to $20,836 in 2020 from $19,162 in 2019. The net interest spread decreased to 3.15% for the three months ended June 30, 2020 from 3.32% for the three months ended June 30, 2019 as the earning asset yield decreased 59 basis points while the average rate paid on interest bearing liabilities decreased 42 basis points. The tax-equivalent net interest margin decreased to 3.36% for the second quarter of 2020 from 3.62% for the comparable period of 2019.

For the three months ended June 30, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $415, to $24,181 in 2020 as compared to $23,766 in 2019. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 59 basis points for the three months ended June 30, 2020 to 3.90% as compared to 4.49% for the three months ended June 30, 2019. The decrease in yield on earning assets resulted from a 62 basis point decrease in loan yields, 4.16% for the second quarter of 2020 compared to 4.78% for the same period last year. Loan yields decreased due to lower rates on new loan originations during 2020, coupled with adjustable and variable rate loans repricing into a lower rate environment as the FOMC cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth. PPP loan interest income totaled $1,071 and the yield was 2.64% during the current quarter. Exclduing the PPP loans, the loan yield was 4.29%. The overall yield earned on investments decreased 10 basis points in the second quarter of 2020 to 2.41% from 2.51% for the second quarter of 2019 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds and federal funds sold.  Average investment balances were $31,796 higher when comparing the current and year ago quarter. We expect asset yields to continue to move downward due to the FOMC’s actions to cut the federal funds rate 150 basis points during March 2020 to combat the economic slowdown resulting from the COVID-19 pandemic.

Total interest expense decreased $1,259 to $3,345 for the three months ended June 30, 2020 from $4,604 for the three months ended June 30, 2019. The total cost of funds decreased 42 basis points for the three months ended June 30, 2020 to 0.75% as compared to 1.17% in the year ago period. The decrease in costs was due to lower rates on interest bearing liabilities partially offset by higher average balances. The average rate paid on deposits declined as we decreased deposit rates in response to the FOMC’s decision to decrease the target federal funds rate 225 basis points from July 2019 to March 2020. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates and we continue to lower all our interest-bearing deposit rates to mitigate compression to our net interest margin.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume

	2020 vs 2019
	Increase (decrease)
Six months ended June 30	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$1,333	$(8,346)	$9,679
Tax-exempt	(299)	(80)	(219)
Investments:
Taxable	940	65	875
Tax-exempt	(618)	105	(723)
Interest-bearing deposits	6	(64)	70
Federal funds sold	6		6
Total interest income	1,368	(8,320)	9,688
Interest expense:
Money market accounts	(416)	(1,192)	776
NOW accounts	84	(42)	126
Savings accounts	1	(2)	3
Time deposits less than $100	228	(78)	306
Time deposits $100 or more	(654)	(621)	(33)
Short-term borrowings	(733)	(1,165)	432
Long-term debt	(140)	(490)	350
Subordinated debt	148		148
Total interest expense	(1,482)	(3,590)	2,108
Net interest income - non-GAAP	$2,850	$(4,730)	$7,580

Tax-equivalent net interest income, a non-GAAP measure, was $40,750 in the six months ended June 30, 2020 and $37,900 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $7,580. A rate variance resulted in a decrease in net interest income of $4,730.

Average earning assets increased $268,204 to $2,392,190 for the six months ended June 30, 2020 from $2,123,986 for the six months ended June 30, 2019 and accounted for a $9,688 increase in interest income. Average loans increased $215,135, which caused interest income to increase $9,460. Average taxable investments increased $76,179 comparing 2020 and 2019, which resulted in increased interest income of $875 while average tax-exempt investments decreased $40,484, which resulted in a decrease to interest income of $723.

Average interest-bearing liabilities rose $147,359 to $1,740,231 for the six months ended June 30, 2020 from $1,592,872 for the six months ended June 30, 2019 resulting in a net increase in interest expense of $2,108. Large denomination time deposits averaged $2,919 less in the current period and caused interest expense to decrease $33. An increase of $36,799 in average time deposits less than $100 thousand increased interest expense by $306. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $83,400, which in aggregate caused a $905 increase in interest expense. Short-term borrowings averaged $12,502 higher and increased interest expense $432 while long-term debt averaged $12,040 higher and increased interest expense by $350 comparing the first six months of 2020 and 2019.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 39 basis points while there was a 27 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $4,730 comparing the six months ended June 30, 2020 and 2019. The tax-equivalent yield on earning assets was 4.07% in the 2020 period compared to 4.46% in 2019 resulting in a decrease in interest income of $8,320. The yield on the taxable investment portfolio increased 7 basis points to 2.30% during the six months ended June 30, 2020 from 2.23% in the

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

year ago period, resulting in an increase of $65. The tax-equivalent yield on the loan portfolio decreased 41 basis points to 4.34% in 2020 from 4.75% in 2019 and resulted in a decrease to interest income of $8,426.

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. We did, however, add subordinated debt at a fixed rate of 5.375% which will adversely impact our cost of funds. The cost of money market accounts decreased 40 basis points comparing the six months ended June 30, 2020 and 2019. The decrease resulted in a decrease in interest expense of $1,192. The cost of savings accounts remained level at 13 basis points and had no significant change in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 4 basis points while time deposits $100 thousand or more decreased 60 basis points, which together resulted in a $699 decrease in interest expense. The average rate paid on short-term borrowings decreased 155 basis points in the 2020 period when compared to the year ago period, causing a $1,165 decrease in interest expense. Interest expense decreased $490 from a 123 basis point decrease in the average rate paid on long-term debt.

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

	Three months ended
	June 30, 2020			June 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,032,852	$21,160	4.19%	$1,707,730	$20,641	4.85%
Tax-exempt	127,624	1,191	3.75	142,310	1,404	3.96
Total loans	2,160,476	22,351	4.16	1,850,040	22,045	4.78
Investments:
Taxable	260,160	1,445	2.23	189,265	1,045	2.21
Tax-exempt	43,466	374	3.46	82,565	659	3.20
Total investments	303,626	1,819	2.41	271,830	1,704	2.51
Interest-bearing deposits	12,595	5	0.16	2,554	17	2.67
Federal funds sold	17,480	6	0.14
Total earning assets	2,494,177	24,181	3.90%	2,124,424	23,766	4.49%
Less: allowance for loan losses	26,000			22,341
Other assets	236,017			212,924
Total assets	$2,704,194	$24,181		$2,315,007	$23,766
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$402,705	$614	0.61%	$325,555	$1,058	1.30%
NOW accounts	436,020	827	0.76	383,276	702	0.73
Savings accounts	397,267	122	0.12	385,995	124	0.13
Time deposits less than $100	174,271	552	1.27	137,613	498	1.45
Time deposits $100 or more	195,578	749	1.54	217,226	1,331	2.46
Short-term borrowings	93,447	102	0.44	88,792	595	2.69
Long-term debt	82,117	231	1.13	41,948	296	2.83
Subordinated debt	11,074	148	5.38
Total interest-bearing liabilities	1,792,479	3,345	0.75	1,580,405	4,604	1.17
Noninterest-bearing deposits	574,194			426,791
Other liabilities	28,798			20,773
Stockholders’ equity	308,723			287,038
Total liabilities and stockholders’ equity	$2,704,194	3,345		$2,315,007	4,604
Net interest income/spread		$20,836	3.15%		$19,162	3.32%
Net interest margin			3.36%			3.62%
Tax-equivalent adjustments:
Loans		$250			$295
Investments		79			139
Total adjustments		$329			$434

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2020			June 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,931,653	$42,077	4.38%	$1,704,750	$40,744	4.82%
Tax-exempt	131,442	2,496	3.82	143,210	2,795	3.94
Total loans	2,063,095	44,573	4.34	1,847,960	43,539	4.75
Investments:
Taxable	263,669	3,016	2.30	187,490	2,076	2.23
Tax-exempt	46,256	752	3.27	86,740	1,370	3.19
Total investments	309,925	3,768	2.44	274,230	3,446	2.53
Interest-bearing deposits	11,272	29	0.52	1,796	23	2.58
Federal funds sold	7,898	6	0.15
Total earning assets	2,392,190	48,376	4.07%	2,123,986	47,008	4.46%
Less: allowance for loan losses	24,572			22,005
Other assets	220,927			211,072
Total assets	$2,588,545	$48,376		$2,313,053	$47,008
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$383,203	$1,673	0.88%	$328,382	$2,089	1.28%
NOW accounts	413,565	1,493	0.73	387,135	1,409	0.73
Savings accounts	386,490	244	0.13	384,341	243	0.13
Time deposits less than $100	173,619	1,191	1.38	136,820	963	1.42
Time deposits $100 or more	208,176	1,766	1.71	211,095	2,420	2.31
Short-term borrowings	117,784	675	1.15	105,282	1,408	2.70
Long-term debt	51,857	436	1.69	39,817	576	2.92
Subordinated debt	5,537	148	5.38
Total interest-bearing liabilities	1,740,231	7,626	0.88	1,592,872	9,108	1.15
Noninterest-bearing deposits	518,351			416,817
Other liabilities	24,947			19,383
Stockholders’ equity	305,016			283,981
Total liabilities and stockholders’ equity	$2,588,545	7,626		$2,313,053	9,108
Net interest income/spread		$40,750	3.19%		$37,900	3.31%
Net interest margin			3.43%			3.60%
Tax-equivalent adjustments:
Loans		$524			$587
Investments		158			288
Total adjustments		$682			$875

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. With this in mind and due to the adverse impact of the COVID-19 crisis on economic conditions, the application of our allowance for loan losses methodology, and changes in qualitative factors resulted in higher provisioning for the three months ended June 30, 2020

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

when compared to the year ago periods. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2020.

Provision for loan losses increased $3,900 or 278.6% to $5,300 for the six months ended June 30, 2020 from $1,400 during the year ago period. The increase is due to the higher qualitative factors related to economic decline resulting from the adverse impact of COVID-19 and, to a lesser extent, the growth of our loan portfolio. For the three months ended June 30, the provision for loan losses was $1,800 in 2020 and $350 in 2019. The increase to the provision in the 2020 period results from the application of our loan losses methodology which includes monitoring of our asset quality and the general economic environment to assure the allowance for loan losses is adequate to cover estimated credit losses in the loan portfolio. Changes to the qualitative factors related to economic decline resulting from the adverse impact of the COVID-19 crisis was the primary reason for the higher provision.

Noninterest Income:

Noninterest income for the three months ended June 30, totaled $3,422 in 2020, a decrease of $730 or 17.6%, from $4,152 in 2019. The decrease was due to lower service charges, fees and commissions of $548 or 27.7% as the volume of consumer and commercial service charge activity significantly fell, and a $216 recovery in the year ago period of a purchased impaired commercial credit, the balance of which had previously been charged-off to a specific credit mark set-up at time of acquisition under purchase accounting. Wealth management income also decreased in the current period by $139 or 37.6% due to the prevailing COVID-19 environment, and fee income generated from commercial loan interest rate swap transactions also decreased in the 2020 period in the amount of $260 or 51.1%. Increased mortgage banking revenue of $175 or 127.7% resulting from an increase in sold mortgage production volumes partially offset the decreases.

Noninterest income for the six months ended June 30, totaled $6,972 in 2020, a decrease of $596 or 7.9% from $7,568 in 2019. Service charges, fees, and commissions totaled $3,038 in the six months ended June 30, 2020 compared to $3,700 during the corresponding period of 2019 as the volume of consumer and commercial service charge activity fell. Included in service charges, fees and commissions in the year ago period is a recovery of $216 on a purchased impaired commercial credit, the balance of which had previously been charged-off to a specific credit mark set-up at time of acquisition under purchase accounting. Merchant services decreased $69 or 10.5%, and wealth management income decreased $129 or 17.3%, largely due to lower transaction volumes in the COVID-19 environment. Mortgage banking revenue increased $164 as sold mortgage production volumes increased due to low interest rates, and net gains on the sale of investment securities were higher by $244 in the 2020 period.

The adverse impact of COVID-19 may result in a decrease of our noninterest income. Service charges on deposits may continue to decline due to waived overdraft fees and lower volumes. The restrictions put in place related to seating capacities by state governmental authorities could cause a decrease to our merchant services revenue and debit card interchange income. Also, our wealth management revenue may decline due to financial market turmoil and lower transaction volumes.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the second quarter, noninterest expense decreased $1,187 or 8.2% to $13,242 in 2020 from $14,429 in 2019. For the six months ended June 30, noninterest expense decreased $1,026 or 3.7% to $26,893 in 2020 from $27,919 in 2019. Personnel costs decreased 12.3%, net occupancy and equipment costs increased 6.8%, and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses decreased 11.0% comparing the three months ended June 30, 2020 and 2019.  During the six months ended June 30, 2020, personnel costs were 4.7% lower, occupancy and equipment costs 5.4% higher and other expenses were 9.4% lower.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $7,048 for the second quarter of 2020, a decrease of $989 or 12.3% when compared to the second quarter of 2019. Salaries and employee benefits expense totaled $14,904 for the six months ending June 30, 2020, a decrease of $728 or 4.7% when compared to $15,632 for the same period of 2019. The decrease in the current three and six month periods is due primarily to deferred loan origination cost benefit of $1,488 related to the origination of PPP loans during the 2020 second quarter. Partially offsetting the cost benefit are annual merit increases and additional lenders and support staff related to our market expansion initiative in Lebanon, PA, with a new branch which opened in the 2019 second quarter and our newest branch in Doylestown, PA which opened during the 2020 first quarter.

We experienced a $193 or 6.8% increase in net occupancy and equipment expense comparing the second quarter of 2020 at $3,042 and 2019 at $2,849. The six months ended June 30, 2019 resulted in a $311 or 5.4% increase to $6,121 in net occupancy and equipment expense compared to $5,810 for the same period in 2019. Additional depreciation expense related to the remodeling of two of our legacy branch offices, investment in our global information technology systems, and investment into our newest markets was the primary reason for the increase. In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the second quarter, all other expense categories decreased $391 or 11.0% to $3,152 from $3,543 comparing 2020 to 2019.  Marketing and travel expenses decreased $171 in the current period due in part to the COVID-19 environment. For the six months ended June 30, all other expense categories decreased $609 or 9.4% to $5,868 in 2020 compared to $6,477 in 2019. Amortization expense related to intangible assets declined $66; FDIC assessments decreased $137, or 25.0% when comparing the six months ended June 30, 2020 to the same period in 2019 due to FDIC small bank assessment credit recognized in the current period. Advertising expenses decreased $185 or 43.4% due in part to the COVID-19 environment and event cancellations.

We recognize total noninterest expenses could increase as we incur additional costs related to office and branch cleaning, computer and technology capabilities and other items needed to address the effects of COVID-19. Additionally, legal and professional expenses may increase related to our loan portfolio and possible losses incurred due to economic hardships resulting from the pandemic. We expect, however, the closure of three of our branch offices during the third quarter of 2020 to result in an annual savings of $500 of noninterest expenses.

Income Taxes:

We recorded income tax expense of $1,311 or 14.8% of pre-tax income, and $1,990 or 13.4% of pre-tax income for the three and six months ended June 30, 2020, respectively. In the year ago period, we recorded income tax expense of $957 or 11.8% of pre-tax income, and $1,718 or 11.2 % of pre-tax income for those same periods. The three and six months ended June 30, 2020 includes the benefit of before tax investment tax credits totaling $273 and $546 compared to before tax investment tax credits and other credits of $390 and $778 for the same period last year. Tax-exempt income decreased $393 and $724, respectively in the three and six month periods ended June 30, 2020 compared to the year ago periods due in part to the sale of $26.5 million of municipal bonds in February of 2020.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at June 30, 2020 indicated a lower starting level of net interest income (“NII”) compared to December 31, 2019 as the balance sheet spread contracted 29 basis points due primarily to lower asset yields. As the simulation

Peoples Financial Services Corp.

progresses, reductions to assumed asset replacement rates relative to the December analysis erodes the benefit to NII. Our interest rate profile depicts a relatively well matched position in the near term. As the simulation progresses, a benefit to rising rates emerges while falling rates present challenges to the annual run rate of NII. This position at June 30, 2020 was similar to the position indicated by simulation as of December 31, 2019.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2020, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2020
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	5.6	(20.0)	20.4	(40.0)
+300	4.2	(20.0)	17.9	(30.0)
+200	2.7	(10.0)	13.9	(20.0)
+100	1.4	(10.0)	8.8	(10.0)
Static
(100)	2.0	(10.0)	(22.0)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2020, would increase 1.4% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

With rates having fallen materially in 2020, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.

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

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2020, were effective to provide reasonable assurance

Peoples Financial Services Corp.

that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2020 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition including, among other things, outbreaks of highly infectious or contagious diseases. On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. As conditions and circumstances related to the COVID-19 pandemic have evolved subsequent to our 2019 Form 10-K filing, the following supplements the risk factors described in our 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the national and regional economies and to the lives of individuals throughout our market. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

Credit Risk

Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity

Peoples Financial Services Corp.

could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk

Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs or decrease our asset yields, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions had been directed toward curtailing household and business activity to contain COVID-19. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of non-essential businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.

Operational Risk

Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers. Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Peoples Financial Services Corp.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2020, our board of directors reauthorized a common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

Peoples Financial Services Corp.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2020.

				Total Number of	Maximum Number
				Shares Purchased	of Shares that may
				as Part of Publicly	yet be Purchased
	Total Number of		Average Price	Announced	Under the
Month Ending	Shares Purchased		Paid Per Share	Programs	Programs
April 30, 2020		$			171,254
May 31, 2020		$			171,254
June 30, 2020	10,383		$35.03		160,871

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Peoples Financial Services Corp.

Item 6. Exhibits.

Item Number	Description	Page
3.1

Articles of Incorporation of Peoples Financial Services Corp., as amended and restated as of November 18, 2013 (Incorporated by reference to Exhibit 3.1 to registrant’s annual report on Form 10-K filed with the Commission on March 17, 2014)

3.2	Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020

4.1

Form of 5.375% Fixed-to-Floating Subordinated Notes due 2030 (Incorporated by reference to Exhibit A of Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on June 2, 2020) (a).

4.2	The registrant agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries.

10.1	Second Amendment to Employment Agreement among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley

10.2

Peoples Security Bank and Trust Company Executive Cash Bonus Plan, amended and restated as of May 8, 2020 (Incorporated by reference to Exhibit 10.1 attached to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2020)

10.3

Subordinated Note Purchase Agreement dated June 1, 2020, by and among Peoples Financial Services Corp. and the initial purchasers of the Notes (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on June 2, 2020) (a).

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	66

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).	67

32	CEO and CFO Certifications Pursuant to Section 1350.	68

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 10, 2020	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)