Form 10-Q
period 2020-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2020-11-09
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,222,842 at October 31, 2020.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2020

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks:
Cash and due from banks	$42,940	$26,943
Interest-bearing deposits in other banks	20,972	4,210
Federal funds sold	102,300
Total cash and due from banks	166,212	31,153

Investment securities:
Available-for-sale	247,404	330,478
Equity investments carried at fair value	341	423
Held-to-maturity: Fair value September 30, 2020, $7,611; December 31, 2019, $7,889	7,297	7,656
Total investment securities	255,042	338,557
Loans	2,188,463	1,938,240
Less: allowance for loan losses	26,584	22,677
Net loans	2,161,879	1,915,563
Loans held for sale	2,161	986
Premises and equipment, net	47,926	47,932
Accrued interest receivable	8,595	6,981
Goodwill	63,370	63,370
Intangible assets, net	1,104	1,565
Other assets	99,373	69,220
Total assets	$2,805,662	$2,475,327

Liabilities:
Deposits:
Noninterest-bearing	$579,196	$463,238
Interest-bearing	1,777,688	1,508,251
Total deposits	2,356,884	1,971,489
Short-term borrowings	50,000	152,150
Long-term debt	20,269	32,733
Subordinated debentures	33,000
Accrued interest payable	1,289	1,277
Other liabilities	30,597	18,668
Total liabilities	2,492,039	2,176,317

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,242,326 shares at September 30, 2020 and 7,388,480 shares at December 31, 2019	14,468	14,777
Capital surplus	130,038	135,251
Retained earnings	165,437	152,187
Accumulated other comprehensive income (loss)	3,680	(3,205)
Total stockholders’ equity	313,623	299,010
Total liabilities and stockholders’ equity	$2,805,662	$2,475,327

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2020	2019	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$20,901	$20,940	$62,978	$61,684
Tax-exempt	876	1,066	2,848	3,274
Interest and dividends on investment securities:
Taxable	1,250	1,092	4,223	3,127
Tax-exempt	280	411	874	1,493
Dividends	23	19	71	60
Interest on interest-bearing deposits in other banks	4	27	27	50
Interest on federal funds sold	12	77	19	77
Total interest income	23,346	23,632	71,040	69,765

Interest expense:
Interest on deposits	2,758	3,966	9,125	11,090
Interest on short-term borrowings	82	83	757	1,491
Interest on long-term debt	139	347	575	923
Interest on subordinated debt	443		591
Total interest expense	3,422	4,396	11,048	13,504
Net interest income	19,924	19,236	59,992	56,261
Provision for loan losses	1,050	700	6,350	2,100
Net interest income after provision for loan losses	18,874	18,536	53,642	54,161

Noninterest income:
Service charges, fees and commissions	1,584	1,806	4,622	5,505
Merchant services income	137	182	723	837
Commission and fees on fiduciary activities	575	569	1,574	1,568
Wealth management income	272	395	890	1,142
Mortgage banking income	488	172	937	457
Bank owned life insurance income	192	189	572	567
Interest rate swap revenue	1,228	355	1,947	1,145
Net gains (losses) on equity investment securities	2	14	(82)	6
Net gains on sale of investment securities available-for-sale	457		724	23
Total noninterest income	4,935	3,682	11,907	11,250

Salaries and employee benefits expense	7,831	8,056	22,735	23,688
Net occupancy and equipment expense	3,131	2,997	9,252	8,807
Amortization of intangible assets	154	183	462	557
Professional fees and outside services	617	487	1,593	1,343
FDIC insurance and assessments	241	68	651	615
Donations	340	386	1,019	1,077
Other expenses	1,660	1,902	5,155	5,911
Total noninterest expense	13,974	14,079	40,867	41,998
Income before income taxes	9,835	8,139	24,682	23,413
Income tax expense	1,523	991	3,513	2,709
Net income	8,312	7,148	21,169	20,704

Other comprehensive income :
Unrealized gain (loss) on investment securities available-for-sale	(639)	161	9,084	5,211
Reclassification adjustment for net gain on sales included in net income	(457)		(724)	(23)
Change in derivative fair value	(137)	153	356	659
Other comprehensive income	(1,233)	314	8,716	5,847
Income tax expense	(259)	66	1,831	1,228
Other comprehensive income , net of income taxes	(974)	248	6,885	4,619
Comprehensive income	$7,338	$7,396	$28,054	$25,323

Per share data:
Net income:
Basic	$1.14	$0.97	$2.89	$2.80
Diluted	$1.14	$0.96	$2.87	$2.79
Average common shares outstanding:
Basic	7,277,189	7,394,992	7,332,539	7,397,768
Diluted	7,312,253	7,417,403	7,364,693	7,412,865
Dividends declared	$0.36	$0.34	1.08	1.02

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			5,281		5,281
Other comprehensive income, net of income taxes				6,633	6,633
Dividends declared: $0.36 per share			(2,662)		(2,662)
Stock based compensation		5			5
Share retirement: 53,476 shares	(107)	(2,097)			(2,204)
Balance, March 31, 2020	$14,670	$133,159	$154,806	$3,428	$306,063

Net income			7,576		7,576
Other comprehensive income, net of income taxes				1,226	1,226
Dividends declared: $0.36 per share			(2,643)		(2,643)
Stock based compensation		186			186
Share retirement: 10,383 shares	(21)	(343)			(364)
Balance, June 30, 2020	14,649	133,002	159,739	4,654	312,044

Net income			8,312		8,312
Other comprehensive income, net of income taxes				(974)	(974)
Dividends declared: $0.36 per share			(2,614)		(2,614)
Stock based compensation		192			192
Share retirement: 90,165 shares	(181)	(3,156)			(3,337)
Balance, September 30, 2020	$14,468	$130,038	$165,437	$3,680	$313,623

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$278,614
Net income			6,412		6,412
Other comprehensive income, net of income taxes				1,976	1,976
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		83			83
Balance, March 31, 2019	$14,798	$135,393	$140,478	$(6,100)	$284,569

Net income			7,144		7,144
Other comprehensive loss, net of income taxes				2,395	2,395
Dividends declared: $0.34 per share			(2,516)		(2,516)
Stock based compensation		157			157
Share retirement: 3,830 shares	(8)	(158)			(166)
Common stock grants awarded, net of unearned compensation of $164: 3,854 shares	8	(8)
Balance, June 30, 2019	14,798	135,384	145,106	(3,705)	291,583

Net income			7,148		7,148
Other comprehensive loss, net of income taxes				248	248
Dividends declared: $0.34 per share			(2,514)		(2,514)
Stock based compensation		157			157
Share retirement: 10,318 shares	(20)	(435)			(455)
Balance, September 30, 2019	$14,778	$135,106	$149,740	$(3,457)	$296,167

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2020	2019
Cash flows from operating activities:
Net income	$21,169	$20,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,109	1,881
Amortization of right-of-use lease asset	313	293
Amortization of deferred loan costs	(1,079)	(159)
Amortization of intangibles	462	557
Amortization of low income housing partnerships	416	357
Provision for loan losses	6,350	2,100
Net unrealized (gain) loss on equity investment securities	82	(6)
Net (gain) loss on sale of other real estate owned	(15)	20
Loans originated for sale	(28,655)	(11,945)
Proceeds from sale of loans originated for sale	27,949	11,374
Net gain on sale of loans originated for sale	(469)	(70)
Net amortization of investment securities	825	1,279
Net gain on sale of investment securities available-for-sale	(724)	(23)
Bank owned life insurance income	(572)	(567)
Deferred income tax expense	619	—
Stock based compensation	383	397
Net change in:
Accrued interest receivable	(1,614)	460
Other assets	(34,812)	(4,633)
Accrued interest payable	12	266
Other liabilities	10,842	4,998
Net cash provided by operating activities	3,591	27,283
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	48,206	9,677
Proceeds from repayments of investment securities:
Available-for-sale	61,463	45,790
Held-to-maturity	336	547
Purchases of investment securities:
Available-for-sale	(18,313)	(50,670)
Net redemption of restricted equity securities	4,656	2,992
Net increase in lending activities	(252,227)	(58,987)
Investment in bank owned life insurance	(1,500)
Purchases of premises and equipment	(1,593)	(4,296)
Proceeds from the sale of premises and equipment		21
Proceeds from sale of other real estate owned	483	111
Net cash used in investing activities	(158,489)	(54,815)
Cash flows from financing activities:
Net increase in deposits	385,395	126,263
Proceeds from long-term debt		16,000
Proceeds from Paycheck Protection Program Liquidity Facility	103,650
Proceeds from subordinated debentures	33,000
Repayment of long-term debt	(12,464)	(1,397)
Repayment of Paycheck Protection Program Liquidity Facility	(103,650)
Net decrease in short-term borrowings	(102,150)	(86,500)
Retirement of common stock	(5,905)	(621)
Cash dividends paid	(7,919)	(7,546)
Net cash provided by financing activities	289,957	46,199
Net increase in cash and cash equivalents	135,059	18,667
Cash and cash equivalents at beginning of period	31,153	32,616
Cash and cash equivalents at end of period	$166,212	$51,283

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2020	2019
Supplemental disclosures:
Cash paid during the period for:
Interest	$7,614	$8,842
Income taxes	4,350	3,300
Noncash items:
Transfers of loans to other real estate	$730	$253
Initial recognition of right-of-use assets	899	6,523
Initial recognition of lease liability	899	6,523

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company. Unless the context indicates otherwise, all references in this quarterly report to “Peoples”, “Company”, “Bank”, “we”, “us” and “our” refer to Peoples Financial Services Corp., its subsidiaries and its and their respective predecessors. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania and Broome County of New York.

During the third quarter of 2020 we permanently closed our Duryea, Gouldsboro, and South Scranton branch offices and consolidated the branches with neighboring offices.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the nine months ended and as of September 30, 2020, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

As the COVID-19 events unfolded, the Company implemented its pandemic plan and executed various strategies and protocols intended to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. The Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. We follow the recommendations of our state and local governments as to conducting business and have opened the lobbies of our branches while maintaining safety protocols. The Company also maintained active communications with its primary regulatory agencies and critical vendors in an effort to keep all mission-critical activities and functions performing in line with regulatory expectations and the Company’s service standards.

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

The full impact of COVID-19 is unknown and continues to evolve. It has caused substantial disruption in U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves, including retail, hospitality and restaurants and food service. During March, the Company reviewed its commercial loan and commercial real estate portfolios and determined approximately $1.2 billion or 73% was, as of the time of such review, categorized as non-life sustaining and were subject to shutdown at the onset of the pandemic. Based on management’s application of its allowance for loan losses methodology and primarily changes to the economic qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions and the increased inherent risk in the loan portfolio, our provision for loan and lease losses for the first nine months of 2020 was $6.4 million. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the Financial Accounting Standards Board (“FASB”) staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Through July 30, 2020, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. At October 30, 2020, the majority of loans are no longer in deferral as borrowers have begun to make their regular payments. Outstanding loan balances remaining in deferral at October 30, 2020 totaled $23.7 million, a decrease of $306.4 million from the $330.1 million in deferral at June 30, 2020. As a percentage of total loan balances, excluding PPP loans, loans in deferral represented 1.2% of loans outstanding at October 30, 2020 compared to 16.7% of loans outstanding at June

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

30, 2020. At October 30, 2020, commercial loan balances remaining in deferral total $22.7 million while consumer loans total $1.0 million Loans in deferral status will continue to accrue interest during the deferral period unless otherwise classified as nonperforming.

The Company has also participated as a lender in the CARES Act, Paycheck Protection Program, a $349 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program (“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. The Company began accepting and processing applications for loans under the PPP on April 3, 2020. Through September 30, 2020, the Company processed 1,450 applications from existing and new customers providing over $217.5 million in loans with an average loan amount of $150 thousand furthering Peoples’ commitment to support small businesses. Funding these loans will generate approximately $7.0 million of SBA processing fees. The processing fee income is deferred and amortized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the nine months ended September 30, 2020, $1.5 million was recognized in interest and fees on loans. The Company utilized the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) and an increase of in-market deposits to replace liquidity used to fund PPP loans.

The Company also has goodwill with a net carrying value of $63.4 million at September 30, 2020 and December 31, 2019. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. On January 1, 2020, ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment became effective for the Company. This ASU simplifies the accounting for goodwill impairment for all entities. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2020, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

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

●

This ASU requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down, and limits the amount of the allowance for credit losses to the amount by which the fair value is below amortized cost. For purchased investment securities available-for-sale with a more-than-insignifcant amount of credit deterioration since origination, the ASU requires an allowance be determined in a manner similar to other investment securities available-for-sale; however, the initial allowance would be added to the purchase price, with only subsequent changes in the allowance recorded in credit loss expense, and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

interest income recognized at the effective rate excluding the discount embedded in the purchase price related to estimated credit losses at acquisition.
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

The Company adopted the amendments in ASU 2020-04 as of the March 12, 2020 issuance date, on a prospective basis. The adoption did not have an immediate direct impact to the consolidated financial statements. As contracts are modified through December 2022, we will assess the impact based on this guidance. The Company does not expect there will be a material impact to the consolidated financial statements.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of the guidance of premium amortization of purchased callable debt securities, at each reporting date. If there is no remaining premium or if there are no further call dates the Company shall reset the effective yield using the payment terms of the debt security. ASU 2020-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 and early application is not permitted. The guidance is not expected to have a material impact on the consolidated financial statements.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Net unrealized gain on investment securities available-for-sale	$10,195	$1,835
Income tax	2,141	385
Net of income taxes	8,054	1,450
Benefit plan adjustments	(6,579)	(6,579)
Income tax	(1,382)	(1,382)
Net of income taxes	(5,197)	(5,197)
Derivative adjustments	1,043	687
Income tax	220	144
Net of income taxes	823	543
Accumulated other comprehensive income (loss)	$3,680	$(3,205)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019:

	2020		2019
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$8,312	$8,312	$7,148	$7,148
Average common shares outstanding	7,277,189	7,312,253	7,394,992	7,417,403
Earnings per share	$1.14	$1.14	$0.97	$0.96

	2020		2019
For the Nine Months Ended September 30	Basic	Diluted	Basic	Diluted
Net income	$21,169	$21,169	$20,704	$20,704
Average common shares outstanding	7,332,539	7,364,693	7,397,768	7,412,865
Earnings per share	$2.89	$2.87	$2.80	$2.79

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$21,476	$529		$22,005
U.S. government-sponsored enterprises	72,876	1,411		74,287
State and municipals:
Taxable	31,657	1,871		33,528
Tax-exempt	31,357	2,554		33,911
Residential mortgage-backed securities:
U.S. government agencies	4,104	133	$1	4,236
U.S. government-sponsored enterprises	63,101	2,766	38	65,829
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,638	970		13,608
Total	$237,209	$10,234	$39	$247,404
Held-to-maturity:
Tax-exempt state and municipals	$6,850	$298	$	$7,148
Residential mortgage-backed securities:
U.S. government agencies	23			23
U.S. government-sponsored enterprises	424	16		440
Total	$7,297	$314	$	$7,611

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,966	$162		$24,128
U.S. government-sponsored enterprises	87,156	181	$227	87,110
State and municipals:
Taxable	35,418	295	815	34,898
Tax-exempt	59,127	1,056	20	60,163
Residential mortgage-backed securities:
U.S. government agencies	8,368	112	10	8,470
U.S. government-sponsored enterprises	101,914	1,011	77	102,848
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,694	171	4	12,861
Total	$328,643	$2,988	$1,153	$330,478
Held-to-maturity:
Tax-exempt state and municipals	$6,852	$208	$	$7,060
Residential mortgage-backed securities:
U.S. government agencies	31			31
U.S. government-sponsored enterprises	773	25		798
Total	$7,656	$233	$	$7,889

Equity Securities

Our equity securities portfolio consists of stock of two other financial institutions. At September 30, 2020 and December 31, 2019, we had $341 and $423 respectively, in equity securities recorded at fair value. At September 30, 2020, the fair

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

value of our equity portfolio exceeded the cost basis by $64. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30 2020 (in thousands):

Three Months Ended September 30,	2020	2019
Net gain recognized during the period on equity securities	$2	$14
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$2	$14

For the Nine Months Ended September 30,	2020	2019
Net gain (loss) recognized during the period on equity securities	$(82)	$6
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(82)	$6

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $5,503 and $10,159 at September 30, 2020 and December 31, 2019, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42, and VISA Class B stock with a carrying cost of $0 at September 30, 2020 and December 31, 2019, are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services. The decrease in FHLB stock from December 31, 2019 is due to a decrease in short term borrowings at FHLB.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of September 30, 2020), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of September 30, 2020, there was no OTTI associated with these investments.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2020, is summarized as follows:

Fair
September 30, 2020	Value
Within one year	$38,267
After one but within five years	62,060
After five but within ten years	18,900
After ten years	41,142
160,369
Mortgage-backed and other amortizing securities	87,035
Total	$247,404

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2020, is summarized as follows:

	Amortized	Fair
September 30, 2020	Cost	Value
After five but within ten years	$324	$346
After ten years	6,526	6,802
	6,850	7,148
Mortgage-backed securities	447	463
Total	$7,297	$7,611

Securities with a carrying value of $123,259 and $157,047 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2020 and December 31, 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities:
U.S. government agencies			$59	$1	$59	$1
U.S. government-sponsored enterprises	$2,589	$35	384	3	2,973	38
Total	$2,589	$35	$443	$4	$3,032	$39

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$13,695	$149	$36,070	$78	$49,765	$227
State and municipals:
Taxable	23,929	815			23,929	815
Tax-exempt	2,684	19	1,098	1	3,782	20
Residential mortgage-backed securities:
U.S. government agencies	992	1	2,362	9	3,354	10
U.S. government-sponsored enterprises	36,939	51	3,751	30	40,690	81
Total	$78,239	$1,035	$43,281	$118	$121,520	$1,153

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the third quarter of 2020. The Company had eight mortgage-backed securities that were in unrealized loss positions at September 30, 2020. Of these securities, four were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2020. There was no OTTI recognized for the three or nine months ended September 30, 2020 and 2019.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2020 and December 31, 2019 are summarized as follows. The Company had net deferred loan origination fees of $3,093 at September 30, 2020 due to the origination of $217.5 million of PPP loans and $7.0 million of SBA processing fees during 2020. At December 31, 2019, we had net deferred loan costs of $908.

	September 30, 2020	December 31, 2019
Commercial	$698,612	$522,957
Real estate:
Commercial	1,111,645	1,011,423
Residential	290,604	301,378
Consumer	87,602	102,482
Total	$2,188,463	$1,938,240

The PPP loans are included in the commercial loan classification and had an outstanding balance at September 30, 2020 of $217,478. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at September 30, 2020.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

		Real estate
September 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2020	$8,487	$13,855	$3,567	$1,048	$26,957
Charge-offs	(1,354)	(66)	(71)	(51)	(1,542)
Recoveries	51	14	9	45	119
Provisions	1,271	(5)	(159)	(57)	1,050
Ending balance	$8,455	$13,798	$3,346	$985	$26,584

		Real estate
September 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2019	$6,142	$11,042	$3,615	$1,131	$21,930
Charge-offs	(26)	(34)	(104)	(144)	(308)
Recoveries	12		11	47	70
Provisions	(205)	762	34	109	700
Ending balance	$5,923	$11,770	$3,556	$1,143	$22,392

		Real estate
September 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2020	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(2,339)	(113)	(206)	(299)	(2,957)
Recoveries	349	14	22	129	514
Provisions	3,557	2,401	304	88	6,350
Ending balance	$8,455	$13,798	$3,346	$985	$26,584

		Real estate
September 30, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2019	$5,516	$10,736	$3,892	$1,235	$21,379
Charge-offs	(113)	(383)	(406)	(356)	(1,258)
Recoveries	22		27	122	171
Provisions	498	1,417	43	142	2,100
Ending balance	$5,923	$11,770	$3,556	$1,143	$22,392

The Company’s allowance for loan losses increased $3.9 million or 17.2% in 2020, due largely to the adjustment during the first six months of 2020 of several qualitative factors in our allowance for loan losses methodology, which reflected economic decline and expectation of increased credit losses due to COVID-19’s adverse impact on economic and business operating conditions. The allowance for loan losses equaled $26.6 million or 1.21% of loans, net at September 30, 2020 compared to $22.7 million or 1.17% of loans, net, at December 31, 2019. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.35% at September 30, 2020. Loans charged-off, net of recoveries, for the nine months ended September 30, 2020, equaled $2.4 million or 0.16% of average loans, compared to $1.1 million or 0.08% of average loans for the comparable period last year. The increase in charge-offs was due to a partial write-down of a non-accrual commercial relationship of $0.9 million and additional

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

charge-offs of $0.9 million related to small business lines of credit originated in our Greater Delaware Valley market.   Loans charged-off, net of recoveries, for the three months ended September 30, 2020, equaled $1.4 million or 0.26% of average loans, compared to $0.2 million or 0.05% of average loans for the comparable period last year. The increase in charge-offs was due to a partial write-down of a non-accrual commercial relationship of $0.9 million and additional charge-offs of $0.5 million related to small business lines of credit originated in our Greater Delaware Valley market

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2020 and December 31, 2019 is summarized as follows:

		Real estate
September 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,455	$13,798	$3,346	$985	$26,584
Ending balance: individually evaluated for impairment	1,113	179	92		1,384
Ending balance: collectively evaluated for impairment	$7,342	$13,619	$3,254	$985	$25,200
Loans receivable:
Ending balance	$698,612	$1,111,645	$290,604	$87,602	$2,188,463
Ending balance: individually evaluated for impairment	4,739	4,161	1,779	103	10,782
Ending balance: collectively evaluated for impairment	$693,873	$1,107,484	$288,825	$87,499	$2,177,681

		Real estate
December 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$6,888	$11,496	$3,226	$1,067	$22,677
Ending balance: individually evaluated for impairment	363	279	135		777
Ending balance: collectively evaluated for impairment	$6,525	$11,217	$3,091	$1,067	$21,900
Loans receivable:
Ending balance	$522,957	$1,011,423	$301,378	$102,482	$1,938,240
Ending balance: individually evaluated for impairment	4,658	3,048	2,153	261	10,120
Ending balance: collectively evaluated for impairment	$518,299	$1,008,375	$299,225	$102,221	$1,928,120

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2020 and December 31, 2019:

		Special
September 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$676,627	$11,162	$10,823	$	$698,612
Real estate:
Commercial	1,089,882	12,429	9,334		1,111,645
Residential	287,267	149	3,188		290,604
Consumer	87,478		124		87,602
Total	$2,141,254	$23,740	$23,469	$	$2,188,463

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$513,994	$3,837	$5,126	$	$522,957
Real estate:
Commercial	993,645	2,508	15,270		1,011,423
Residential	298,449	597	2,332		301,378
Consumer	102,145		337		102,482
Total	$1,908,233	$6,942	$23,065	$	$1,938,240

The increase in special mention loans from December 31, 2019 to September 30, 2020 is primarily associated with the reclassification of two large commercial real estate credits and two large commercial credits. One commercial real estate credit totaled $3.8 million and was downgraded to special mention due to the loss of major tenants, while the second credit totals $4.5 million and is related to the hospitality industry and is experiencing financial difficulties due to COVID-19.  The commercial credits relate to a $6.8 million relationship which is experiencing short-term cash flow issues while the other credit totaling $2.1 million has experienced financial difficulties directly related to COVID-19.  The decrease to commercial real estate substandard loans resulted from the payoff of a $5.1 million commercial real estate construction loan that had experienced significant construction delays.  The increase to substandard commercial loans resulted primarily from a $4.2 million relationship experiencing cash flow and capital issues.  We expect this credit to be satisfied based on the financial strength of the guarantors.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Information concerning nonaccrual loans by major loan classification at September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Commercial	$4,259	$3,336
Real estate:
Commercial	2,834	2,765
Residential	1,168	1,148
Consumer	103	261
Total	$8,364	$7,510

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$425	$114	$4,259	$4,798	$693,814	$698,612
Real estate:
Commercial	503	293	2,833	3,629	1,108,016	1,111,645
Residential	313	56	1,221	1,590	289,014	290,604	$52
Consumer	264	70	103	437	87,165	87,602
Total	$1,505	$533	$8,416	$10,454	$2,178,009	$2,188,463	$52

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The increase in the greater than 90 day category was due to a net increase in nonaccrual loans which are included in the category.  Three large commercial loans added to non-accrual were partially offset by a partial charge-off of a non-accrual commercial relationship.  The three loans added all have been individually measured for impairment and have specific reserves allocated.

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

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2020 and September 30, 2019, and as of and for the year ended December 31, 2019 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$2,060	$3,032		$2,491	$3	$3,081	$28
Real estate:
Commercial	2,146	2,749		2,094	3	2,092	25
Residential	1,068	1,219		1,092	5	1,258	15
Consumer	103	119		132		181
Total	5,377	7,119		5,809	11	6,612	68
With an allowance recorded:
Commercial	2,679	2,713	1,113	2,583	6	2,036	12
Real estate:
Commercial	2,015	2,254	179	2,232	18	1,714	18
Residential	711	795	92	761	3	666	10
Consumer
Total	5,405	5,762	1,384	5,576	27	4,416	40
Total impaired loans
Commercial	4,739	5,745	1,113	5,074	9	5,117	40
Real estate:
Commercial	4,161	5,003	179	4,326	21	3,806	43
Residential	1,779	2,014	92	1,853	8	1,924	25
Consumer	103	119		132		181
Total	$10,782	$12,881	$1,384	$11,385	$38	$11,028	$108

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,638	$4,175		$3,907	$63
Real estate:
Commercial	1,918	2,205		2,385	38
Residential	1,718	2,060		1,362	25
Consumer	261	274		233
Total	7,535	8,714		7,887	126
With an allowance recorded:
Commercial	1,020	1,038	363	1,012	32
Real estate:
Commercial	1,130	1,811	279	1,050	10
Residential	435	450	135	1,408	29
Consumer				20
Total	2,585	3,299	777	3,490	71
Total impaired loans
Commercial	4,658	5,213	363	4,919	95
Real estate:
Commercial	3,048	4,016	279	3,435	48
Residential	2,153	2,510	135	2,770	54
Consumer	261	274		253
Total	$10,120	$12,013	$777	$11,377	$197

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2019	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$3,766	$4,272		$4,131	$18	$3,974	$52
Real estate:
Commercial	2,981	3,219		2,969	8	2,501	31
Residential	1,644	1,974		1,132	6	1,273	17
Consumer	262	275		257		226
Total	8,653	9,740		8,489	32	7,974	100
With an allowance recorded:
Commercial	1,006	1,008	$394	1,213	9	1,010	21
Real estate:
Commercial	622	1,103	225	766		1,030	10
Residential	806	813	196	1,234	8	1,651	26
Consumer						20
Total	2,434	2,924	815	3,213	17	3,711	57
Total impaired loans
Commercial	4,772	5,280	394	5,344	27	4,984	73
Real estate:
Commercial	3,603	4,322	225	3,735	8	3,531	41
Residential	2,450	2,787	196	2,366	14	2,924	43
Consumer	262	275		257		246
Total	$11,087	$12,664	$815	$11,702	$49	$11,685	$157

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $3,004 at September 30 2020, $2,193 at December 31, 2019 and $2,262 at September 30, 2019.

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

The following tables provide the number of loans modified in a troubled debt restructuring and the pre- and post-modification recorded investment by class of receivable:

		2020

	For the Three Months Ended September 30,			For the Nine Monthe Ended September 30,
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recored
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial real estate		$		$3	$1,073	$1,073
Commercial and industrial				1	12	12
Total		$		$4	$1,085	$1,085

		2019

	For the Three Months Ended September 30,			For the Nine Monthe Ended September 30,
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recored
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial real estate				1	$340	$300
Total		$		$1	$340	$300

During the nine months ended September 30, 2020, there was one payment default on a residential real estate loan in the amount of $52.  During the three months ended September 30, 2019, there were no payment defaults on troubled debt restructurings and one commercial real estate loan paid-off totaling $332.  During the nine months ended September 30, 2019, there were payment defaults on two restructured commercial real estate loans with balances totaling $335 which were subsequently charged-off.

The Company has received a significant number of requests to modify loan terms and/or defer principal and/or interest payments, and has agreed to many such deferrals. The federal banking regulators issued guidance and are encouraging banks to work prudently with, and provide short-term payment accommodations to borrowers affected by COVID-

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

19. Section 4013 of the CARES Act includes a provision for the Company to opt out of applying the troubled debt restructuring (“TDR”)  guidance for certain loan modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. Peoples has applied this guidance. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning in March 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. As of June 30, 2020, the Company had 479 commercial loan and 512 consumer loan temporary modifications with principal balances totaling $330,119. As of October 30, 2020, 25 commercial loans and 36 consumer loans remain on deferral with principal balances of $23,747.

The following table provides information as of September 30, 2020 and June 30,2020 with respect to the Company’s payment deferrals granted on commercial loans by North American Industry Classification System (“NAICS”) categories:

September 30, 2020 NAICS category	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Tier 1 Capital (Bank)
Lessors of Nonresidential Buildings	6	$4,256	0.2%	1.5%
Lessors of Residential Buildings and Dwellings	10	10,162	0.5	3.7
Hotels and Motels	8	8,594	0.4	3.1
Full-Service Restaurants	1	597	0	0.2
Limited-Service Restaurants
Gasoline Stations with Convenience Stores
Construction and Mining	13	9,717	0.4	3.5
Assisted Living Facilities for the Elderly	2	6,319	0.3	2.3
Colleges, Universities, and Professional Schools
All Others	27	8,679	0.4	3.1
	67	$48,324	2.2%	17.5%

June 30, 2020 NAICS category	Number of Loans	Balance	Percentage of Total Loan Portfolio	Percentage of Tier 1 Capital (Bank)
Lessors of Nonresidential Buildings	65	$71,899	3.3%	26.9%
Lessors of Residential Buildings and Dwellings	64	53,564	2.5	19.9
Hotels and Motels	27	39,261	1.8	14.5
Full-Service Restaurants	33	27,783	1.3	10.3
Limited-Service Restaurants	8	11,829	0.5	4.4
Gasoline Stations with Convenience Stores	18	12,422	0.6	4.6
Construction and Mining	13	9,718	0.4	3.6
Assisted Living Facilities for the Elderly	2	6,319	0.3	2.3
Colleges, Universities, and Professional Schools	1	6,301	0.3	2.3
All Others	248	67,674	3.1	24.9
	479	$306,770	14.1%	113.7%

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at September 30, 2020, and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Other real estate owned	$649	$450
Investment in low income housing partnership	6,486	6,901
Mortgage servicing rights	784	738
Bank owned life insurance	37,099	35,041
Restricted equity securities (FHLB and other)	5,545	10,201
Net deferred tax asset	1,548	3,362
Interest rate floor	1,845	944
Interest rate swaps	16,346	4,728
Other assets	29,071	6,855
Total	$99,373	$69,220

The increase to other assets is due to a receivable set up of $21,684 for the proceeds from a sale of an available-for-sale investment security.

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

During the periods ended September 30, 2020 and December 31, 2019 there were no significant transfers between Level 1 and Level 2 and no transfers in or out of Level 3.

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

Interest rate swaps and options:  The Company’s interest rate swaps and options are reported at fair value utilizing Level 2 inputs. Values of these instruments are obtained through an independent pricing source utilizing information which may include market observed quotations for interest rate, forward rates, rate volatility, and volatility surface. Derivative contracts create exposure to interest rate movements as well as risks from the potential of non-performance of the counterparty.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$22,005	$22,005		$
U.S. government-sponsored enterprises	74,287		$74,287
State and municipals:
Taxable	33,528		33,528
Tax-exempt	33,911		33,911
Mortgage-backed securities:
U.S. government agencies	4,236		4,236
U.S. government-sponsored enterprises	79,437		79,437
Common equity securities	341	341
Loan held for sale	2,161		2,161
Interest rate floor-other assets	1,845		1,845
Interest rate swap-other assets	16,346		16,346
Interest rate swap-other liabilities	(16,935)		(16,935)
Total	$251,162	$22,346	$228,816	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,128	$24,128		$
U.S. government-sponsored enterprises	87,110		$87,110
State and municipals:
Taxable	34,898		34,898
Tax-exempt	60,163		60,163
Mortgage-backed securities:
U.S. government agencies	8,470		8,470
U.S. government-sponsored enterprises	115,709		115,709
Common equity securities	423	423
Loan held for sale	986		986
Interest rate floor-other assets	944		944
Interest rate swap-other assets	4,728		4,728
Interest rate swap-other liabilities	(4,680)		(4,680)
Total	$332,879	$24,551	$308,328	$

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,021			$4,021
Other real estate owned	$440			$440

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,808			$1,808
Other real estate owned	$283			$283

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$4,021	Appraisal of collateral	Appraisal adjustments	9.0% to 97.0% (28.6)%
			Liquidation expenses	3.0% to 6.0% (5.6)%
Other real estate owned	$440	Appraisal of collateral	Appraisal adjustments	35.0% to 58.1% (41.0)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2020	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$166,212	$166,212	$166,212
Investment securities:
Available-for-sale	247,404	247,404	22,005	$225,399
Common equity securities	341	341	341
Held-to-maturity	7,297	7,611		7,611
Loans held for sale	2,161	2,161		2,161
Net loans	2,161,879	2,160,530			$2,160,530
Accrued interest receivable	8,595	8,595		8,595
Mortgage servicing rights	784	1,534		1,534
Restricted equity securities (FHLB and other)	5,545	5,545		5,545
Interest rate floor	1,845	1,845		1,845
Interest rate swaps	16,346	16,346		16,346
Total	$2,618,409	$2,618,124
Financial liabilities:
Deposits	$2,356,884	$2,361,473		$2,361,473
Long-term debt	20,269	20,682		20,682
Subordinated debentures	33,000	33,205		33,205
Accrued interest payable	1,289	1,289		1,289
Interest rate swaps	16,935	16,935		16,935
Total	$2,428,377	$2,433,584

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $308 and $968 in 2020 and $327 and $1,081 in 2019 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended September 30,	2020	2019
Components of net periodic pension benefit:
Interest cost	$164	$128
Expected return on plan assets	(371)	(217)
Amortization of unrecognized net gain	65	45
Net periodic benefit	$(142)	$(44)

	Pension Benefits
Nine Months Ended September 30,	2020	2019
Components of net periodic pension benefit:
Interest cost	$381	$447
Expected return on plan assets	(865)	(759)
Amortization of unrecognized net gain	152	159
Net periodic benefit	$(332)	$(153)

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

As of September 30, 2020, there were 54,506 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but remained in effect in accordance with its terms to govern outstanding awards under that plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the nine months ended September 30, 2020 and 2019, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 16,269 shares and 17,345 shares underlying such awards, respectively.

The non-performance restricted stock grants made in 2020, 2019 and 2018 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

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

The Company recognized net compensation costs of $192 and $383 for the three and nine months ended September 30, 2020 for awards granted under the 2017 Plan. The Company recognized compensation expense of $157 and $397 for the three and nine months ended September 30, 2019 for awards granted under the 2017 Plan. As of September 30, 2020, the Company had $677 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.1 years.

9. Derivatives and hedging activities

Risk Management Objective of Using Derivatives

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

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2020, the Company had 64 interest rate swaps with an aggregate notional amount of $355,594 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30 2020 and December 31, 2019.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of September 30, 2020		As of December 31, 2019 (1)		As of September 30, 2020		As of December 31, 2019 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,845	Other Assets	$944
Cash Flow Swap	$50,000					Other Liabilities	592
Total derivatives designated as hedging instruments			$1,845		$944		592

Derivatives not designated as hedging instruments
Interest Rate Swaps (3)	$355,594	Other Assets	$16,346	Other Assets	$4,728	Other Liabilities	$16,343	Other Liabilities	$4,680

Total derivatives not designated as hedging instruments			$16,346		$4,728		$16,343		$4,680
(1)	Assets amount does not include accrued interest receivable of $211.
(2)	Liabilities amount does not include accrued interest payable of $211.
(3)	Notional amount of interest rate swaps at September 30, 2019 $126,574.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of September 30, 2020 and September 30, 2019.

					Location of			Amount of		Amount of
	Amount of	Amount of		Amount of	Gain or (Loss)	Amount of		Gain (Loss)		Gain (Loss)
	Gain (Loss)	Gain (Loss)		Loss	Recognized from	Gain (Loss)		Reclassified		Reclassified
	Recognized in	Recognized in		Recognized in	Accumulated	Reclassified		from Accumulated		from Accumulated
Derivatives in	OCI on	OCI Included		OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income		OCI into Income
Hedging	Derivative	Component		Component	Income into	OCI into Income		Included Component		Excluded Component
Relationships		September 30, 2020			Income			September 30, 2020
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$2	$2	$		Interest Expense	$(20)		$(20)	$
Interest Rate Floor (*)	$(25)	$(5)		$(20)	Interest Income	$133		$149		$(16)
Total	$(23)	$(3)		$(20)		$113		$129		$(16)

					Location of			Amount of		Amount of
	Amount of	Amount of		Amount of	Gain or (Loss)	Amount of		Gain		Loss
	Gain	Gain		Gain	Recognized from	Loss		Reclassified		Reclassified
	Recognized in	Recognized in		Recognized in	Accumulated	Reclassified		from Accumulated		from Accumulated
Derivatives in	OCI on	OCI Included		OCI Excluded	Other Comprehensive	from Accumulated		OCI into Income		OCI into Income
Hedging	Derivative	Component		Component	Income into	OCI into Income		Included Component		Excluded Component
Relationships		September 30, 2019			Income			September 30, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$138	$186		$(48)	Interest Income	$(16)	$			$(16)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2020 and September 30, 2019.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2020	2020	2019	2019
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$133	$(20)	$(48)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$133	$(20)	$(48)

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$149
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)		$(48)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019.

		Amount of Gain	Amount of Loss	Amount of Gain	Amount of Gain
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019

Interest Rate Swaps	Other noninterest income	$97	$(44)	$355	$9

Fee Income	Other income	$1,131	$1,991	$	$1,136

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$18,191	$	$18,191	$		$18,191

Offsetting of Derivative Liabilities
as of September 30, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$16,935	$	$16,935	$		$16,935

Offsetting of Derivative Assets
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$5,672	$	$5,672	$		$5,672

Offsetting of Derivative Liabilities
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,680	$	$4,680	$		$4,680

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

As of September 30, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4. As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $16,450 against its obligations under these agreements as of September 30, 2020, compared to having posted collateral of $4,140 with counterparties at December 31, 2019. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2020 and December 31, 2019 are summarized as follows:

At the period end	September 30, 2020	December 31, 2019
Interest-bearing deposits:
Money market accounts	$482,090	$365,463
Now accounts	542,553	402,999
Savings accounts	421,319	370,270
Time deposits less than $250	229,046	231,450
Time deposits $250 or more	102,680	138,069
Total interest-bearing deposits	1,777,688	1,508,251
Noninterest-bearing deposits	579,196	463,238
Total deposits	$2,356,884	$1,971,489

The growth in deposits occurred in non-maturity deposits as demand for liquid accounts elevated due to low interest rates and economic uncertainty. Strong organic growth of core deposits from new and existing relationships, seasonal inflows of public fund deposits, and proceeds of PPP loans retained on deposit by our commercial borrowers, primarily in the second quarter, contributed to the increase. Time deposits $250 thousand or more decreased due to the maturity of a few large public fund certificates of deposit.

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months. The table below outlines short-term borrowings at September 30, 2020 and December 31, 2019:

At and for the nine months ended September 30, 2020
Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at
	Balance	Balance	Balance	Rate	September 30,2020
FHLB advances	$50,000	$94,519	$164,150	1.07%	0.46%

At and for the year ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$152,150	$62,941	$152,150	2.61%	1.84%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At September 30, 2020, the maximum borrowing capacity was $799,849 of which $70,269 was outstanding in borrowings and $208,600 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2019, the maximum borrowing capacity was $723,608 of which $184,883 was outstanding in borrowings and $185,750 was used to issue standby letters of credit to collateralize public fund deposits. Short-term borrowings were used to fund a portion of our loan growth during the first six months of 2020.  Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at September 30, 2020 and December 31, 2019 are as follows:

	Interest Rate
Due	Fixed	September 30, 2020	December 31, 2019
June 2020	1.74%		$5,000
June 2020	2.22		6,000
December 2020	1.84	$5,000	5,000
June 2021	1.99	10,000	10,000
March 2023	4.69	5,269	6,733
		$20,269	$32,733

Maturities of long-term debt, by contractual maturity, for the remainder of 2020 and subsequent years are as follows:

2020	$5,499
2021	12,058
2022	2,157
2023	555
$20,269

The advances from the FHLB totaling $20,763 are not convertible.

12. Subordinated debt

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes will mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar law of the Company or the Bank.

13. Income taxes

The effective tax rate of the Company was 15.5% and 14.2% for the three and nine months ended September 30, 2020 compared to 12.2% and 11.6% for the three and nine months ended September 30, 2019. The three and nine months ended September 30, 2020 includes before tax investment tax credits of $276 and $821 compared to before tax investment tax credits and other credits of $394 and $1,172 for the same period last year.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the unfolding COVID-19 crisis and the governmental responses to the crisis; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

The rate cuts in March marked the fourth and fifth cut in the overnight rate in the most recent monetary easing cycle, which began in July 2019 after the most recent high for the target range for federal funds of 2.25% to 2.50% which was in December 2018. Overall inflation lags below the FOMC’s long-term desired 2% level for items other than food and energy. The consumer price index (“CPI”) registered 1.7% for the 12 months ended September 30, 2020. This is up from 1.2% for the 12 months ended June 30, 2020 but down from 2.1% for the 12 months ended March 31, 2020. The all items index increased 1.4% for the 12 months ending September 30, 2020, up from the reading for the 12 months ending June 30, 2020 which came in at 0.6% but down from the 1.5% increase for the 12 month period ending March 31, 2020. As the U.S. economy rebounded from the initial slowdown in the second quarter of 2020 that was brought on by the nation wide shutdown, Gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial third quarter 2020 reading of a 33.1% annualized rate, better than the consensus forecast of 32.0% for the quarter. Driving the rebound, personal consumption increased by 40.7%, as businesses began to reopen during the third quarter.

The full impact of COVID-19 is unknown and continues to evolve. It has caused substantial disruption in U.S. economies, markets, and employment. The outbreak may have a significant adverse impact on certain industries the Company serves, including retail, hospitality and restaurants and food service. During March, the Company reviewed its commercial loan and commercial real estate portfolios and determined approximately $1.2 billion or 73%, was, as of the time of such review, categorized as non-life sustaining and were subject to shutdown at the onset of the pandemic. Based on management’s application of its allowance for loan losses methodology and primarily changes to the economic qualitative factors relating to the adverse impact of the COVID-19 crisis on economic conditions and the increased inherent risk in the loan portfolio, 2020 results included $6.4 million in provision for loan and lease losses. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

With respect to the Company’s lending activities, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. On March 22, 2020, the federal bank regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal bank regulatory agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (“TDRs”). Section 4013 of the CARES Act also addresses COVID-19 related modifications and specifies that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. Through July 30, 2020, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. At October 30, 2020, the majority of loans are no longer in deferral as borrowers have begun to make their regular payments. Outstanding loan balances remaining in deferral at October 30, 2020 totaled $23.7million, a decrease of $306.4 million from the $330.1 million in deferral at June 30, 2020. As a percentage of total loan balances, excluding PPP loans, loans in deferral represented 1.2% of loans outstanding at October 30, 2020 compared to 16.7% of loans outstanding at June 30, 2020. At October 30, 2020, commercial loan balances remaining in deferral total $22.7 million while consumer loans total $1.0 million. Loans in deferral status will continue to accrue interest during the deferral period unless otherwise classified as nonperforming.

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

The following table provides information with respect to the Company’s payment deferrals granted on commercial loans by NAICS code at October 30, 2020 and July 30, 2020 that may have suffered, or are expected to suffer, greater losses as a result of COVID-19.

	October 30, 2020		July 30, 2020
NAICS category	Number of Loans	Balance	Number of Loans	Balance
Lessors of Nonresidential Buildings			66	$72,563
Lessors of Residential Buildings and Dwellings	7	$9,327	66	53,666
Hotels and Motels	3	6,157	27	39,217
Full-Service Restaurants			33	27,727
Limited-Service Restaurants			8	11,817
Gasoline Stations with Convenience Stores			18	12,348
Construction and Mining			13	9,718
Assisted Living Facilities for the Elderly			2	6,319
Colleges, Universities, and Professional Schools			1	6,301
All Others	15	7,242	247	67,203
	25	$22,726	481	$306,879

The Company has also participated as a lender in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Paycheck Protection Program, a $349 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The Paycheck Protection Program (“PPP”) provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. The Company began accepting and processing applications for loans under the PPP on April 3, 2020.  Through September 30, 2020, the Company processed 1,450 applications from existing and new customers providing over $217.5 million in loans with an average loan amount of $150 thousand furthering Peoples’ commitment to support small businesses.  Funding these loans will generate approximately $7.0 million of SBA processing fees. The processing fee income is deferred and amortized over the contractual life of the loan, or accelerated at forgiveness, as an adjustment of yield using the interest method. During the nine months ended September 30, 2020, $1.5 million was recognized in interest and fees on loans. The Company utilized the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) and an increase of in-market deposits to replace liquidity used to fund PPP loans.

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

Goodwill:

The Company also has goodwill with a net carrying value of $63.4 million at September 30, 2020 and December 31, 2019. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. On January 1, 2020, ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment became effective for the Company. This ASU simplifies the accounting for goodwill impairment for all entities. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2020, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

As of September 30, 2020, the Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards. Our reported and regulatory capital ratios could be adversely impacted by credit losses resulting from the COVID-19 pandemic.

Review of Financial Position:

Total assets increased $330,335, or 17.8% annualized, to $2,805,662 at September 30, 2020, from $2,475,327 at December 31, 2019. Total loans increased to $2,188,463 at September 30, 2020, compared to $1,938,240 at December 31, 2019, an increase of $250,223. Excluding $217,478 of PPP loans originated primarily during the second quarter, total loans increased $32,745, or 2.3% annualized, since December 31, 2019.  Investments decreased $83,515 or 24.7% due to the sale of available-for-sale investment securities with proceeds totaling $46,387 and return of principal on called and matured bonds. The proceeds from the investment portfolio and strong growth of deposits resulted in an increase to our overnight federal funds sold position of $102,300 since December 31, 2019.  Deposits increased by $385,395 or 26.1% annualized the result of elevated demand for liquid accounts due to low interest rates and economic uncertainty, strong organic growth of core deposits from new and existing relationships, seasonal inflows of public fund deposits, and proceeds of PPP loans retained on deposit by our commercial borrowers, primarily during the second quarter. Interest-bearing deposits increased $269,437 while noninterest-bearing deposits increased $115,958. Total stockholders’ equity increased $14,613 or 4.9%, from $299,010 at year-end 2019 to $313,623 at September 30, 2020. For the nine months ended September 30, 2020, total assets averaged $2,631,835, an increase of $306,839 from $2,324,996 for the same period of 2019.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $247,404 at September 30, 2020, a decrease of $83,074, or 25.1% from $330,478 at December 31, 2019. The decrease was due to the sale of $26,502 of short-term, low yielding municipal securities with the proceeds used to fund loan growth in the first quarter, and the sale of a mortgage-backed security with a book value of $21,228 during the third quarter, as a balance sheet management opportunity was identified based on market rates to realize a gain and redeploy the proceeds into longer duration bonds at a similar yield.  An increase in the market value of the available-for-sale portfolio of $8,360 since December 31, 2019, due to the decline in market rates related to COVID-19, partially offset the declines due to receipt of principal cash flow from mortgage-backed securities and proceeds received from called and matured bonds. Investment securities held-to-maturity totaled $7,297 at September 30, 2020, a decrease of $359 or 4.7% from $7,656 at December 31, 2019 due to payments received on mortgage backed securities.

For the nine months ended September 30, 2020, the investment portfolio averaged $299,225, an increase of $26,142 or 9.6% compared to $273,083 for the same period last year. Average tax-exempt municipal bonds have decreased $37,388 or 46.0% to $43,839 for the nine months ended September 30, 2020 from $81,227 during the comparable period of 2019. The decrease in tax-exempt municipal bonds is due to the aforementioned sale during the first quarter 2020 and matured and called bonds. The tax-equivalent yield on the investment portfolio decreased 8 basis points to 2.41% for the nine months ended September 30, 2020, from 2.49% for the comparable period of 2019. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $8,054, net of deferred income taxes of $2,141, at September 30, 2020, and net unrealized gains of $1,450, net of deferred income taxes of $385, at December 31, 2019.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first nine months of 2020.

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

Loan Portfolio:

Total loans increased to $2,188,463 at September 30, 2020 from $1,938,240 at December 31, 2019, an increase of $250,223. The loan growth is due primarily to our participation in the PPP loan program. Beginning during the second quarter of 2020, the Company processed 1,450 applications providing over $217,478 in loans through the Small Business Administration (“SBA”) PPP. The loan growth is expected to be only temporary as the SBA has provided loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs. We believe the majority of the PPP loans will be forgiven during the remainder of 2020 and first three months of 2021. Excluding the PPP loans, total loans have increased $32,745 or 1.7% primarily from commercial real estate loans partially offset by reductions to non-PPP commercial loans, residential real estate and consumer loans, primarily dealer indirect auto loans. Commercial real estate loans increased $100,222 or 13.2% annualized, to $1,111,645 at September 30, 2020 compared to $1,011,423 at December 31, 2019 due to increased activity in all our markets. Our growth in commercial real estate loans is due in part to the success in executing our strategic market expansion initiative in the Lehigh Valley, Greater Delaware Valley and Central Pennsylvania regions. Commercial and industrial loans, excluding PPP, decreased $41,823 or 10.7% annualized, to $481,134 at September 30, 2020 compared to $522,957 at December 31, 2019 as we experienced prepayments on a few large credits and paused originating new loans to focus on portfolio management. We will continue to actively pursue commercial and industrial loans, although this is temporarily more challenging due to the current economic conditions, as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans decreased $14,880, or 19.4% on an annualized basis, to $87,602 at September 30, 2020 compared to $102,482 at December 31, 2019. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from the Bank’s change to the structure of its loan pricing which began during 2018. Also, during 2020 in response to COVID-19 auto dealerships were ordered to shut down by their state governments due to their non-essential business status.

Residential real estate loans decreased $10,774, or 4.8% on an annualized basis, to $290,604 at September 30, 2020 compared to $301,378 at December 31, 2019. Lower mortgage rates resulting from the FOMC’s action to cut the federal funds rate has triggered significant refinance activity. The majority of the refinancing are being sold into the secondary market which has led to increased mortgage banking revenue.

Loan activity beyond the PPP is expected to modestly improve, although uncertainty still exists related to the scope, duration and full-effects of COVID-19 on regional and national economies and resulting effect to our loan customers.

For the nine months ended September 30, 2020, total loans excluding PPP loans, averaged $1,967,628, an increase of $113,817 or 6.1% compared to $1,853,811 for the same period of 2019. The PPP loans averaged $127,065 for the nine months ended September 30, 2020 and yielded 2.60%. The tax-equivalent yield on the entire loan portfolio was 4.25% for the nine months ended September 31, 2020, a 50 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates as the FOMC cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth, which affected new originations and refinancing activity, as well as existing adjustable rate loans. Additionally, the FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3. The recent FOMC actions will continue to place downward pressure on loan yields.

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

Unused commitments at September 30, 2020, totaled $430,730, consisting of $393,871 in unfunded commitments of existing loan facilities and $36,859 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2019 totaled $387,703, consisting of $342,685 in unfunded commitments of existing loans and $45,018 in standby letters of credit.

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at September 30, 2020 and 2019, are summarized as follows:

	2020	2019
United States	8.8%	3.6%
New York (statewide)	10.5	4.0
Pennsylvania (statewide)	9.9	4.4
Broome County	9.0	4.8
Bucks County	8.9	3.8
Lackawanna County	10.4	4.9
Lebanon County	8.4	3.9
Lehigh County	10.7	4.5
Luzerne County	12.4	5.7
Monroe County	13.1	5.3
Montgomery County	8.7	3.5
Northampton County	10.2	4.5
Schuylkill County	10.5	5.4
Susquehanna County	8.5	4.3
Wayne County	10.8	4.7
Wyoming County	9.9%	4.8%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The employment situation deteriorated in New York and Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing September 30, 2020 to September 30, 2019. Projections for our local market unemployment are not readily available, however the most current economic statistics as of July 30, 2020 show continuing jobless claims of over 7.8 million. While this indicates a significant improvement from the 17 million jobless claims for the previous quarter ended June 30, 2020, it remains elevated as does the unemployment rate at 8.8% per the latest report from the Bureau of Labor Statistics at September 30, 2020. By comparison, the unemployment rate was 13.0% at quarter end June 30, 2020. Prior to the economic fallout of the COVID-19 pandemic, the highest recorded unemployment rate in recent history was 9.9% in 2009 during the Great Recession. As the pandemic continues to remain a focus of the economic recovery, elevated unemployment rates could have an adverse effect on our credit quality and may result in increased credit losses within the loan portfolio in future periods.

Distribution of nonperforming assets

	September 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial	$3,638	$3,336
Real estate:
Commercial	2,833	2,765
Residential	1,114	1,144
Consumer	103	261
Total nonaccrual loans	7,688	7,506
Troubled debt restructured loans:
Commercial	1,083	1,302
Real estate:
Commercial	1,327	283
Residential	594	608
Total troubled debt restructured loans	3,004	2,193
Accruing loans past due 90 days or more:
Real estate:
Residential	52	378
Total accruing loans past due 90 days or more	52	378
Total nonperforming loans	10,744	10,077
Foreclosed assets	649	450
Total nonperforming assets	$11,393	$10,527
Nonperforming loans as a percentage of loans, net	0.49%	0.52%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.52%	0.54%

We experienced a decline in our asset quality during the first nine months of 2020 as evidenced by an increase of $866 in nonperforming assets. Nonperforming assets totaled $11,393 or 0.52% of loans, net and foreclosed assets at September 30, 2020, from $10,527 or 0.54% of loans, net and foreclosed assets at December 31, 2019. Excluding PPP loans, the ratio is 0.58% of loans, net of foreclosed assets at September 30, 2020.  An increase in nonaccrual loans, foreclosed assets and restructured loans was partially offset by a decrease in accruing loans past due ninety days or more.

Loans on nonaccrual status increased $182 to $7,688 at September 30, 2020 from $7,506 at December 31, 2019. The majority of the increase from year end was due to an increase of $302 in commercial and industrial loans resulting from the placement of two credit relationships on nonaccrual totaling $1,715 during the first quarter, partially offset by a partial write-down of $858 to a non-accrual commercial relationship, the result of a collateral deficiency. Commercial real estate loans on nonaccrual increased $68 from year end 2019.  A decrease in nonaccrual residential real estate loans of $30 and corresponding increase to foreclosed assets of $199 was largely due to the foreclosure of one property totaling $398 which had been on nonaccrual at December 31, 2019. Restructured loans increased $811 to $3,004 at September 30, 2020 from $2,193 at December 31, 2019 due to two credit relationships totaling $1,073 which were

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

unable to pay contractual terms. The need for concessions was accelerated due to COVID-19. Other real estate owned comprised five properties at September 30, 2020 and seven properties at December 31, 2019, respectively.

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

The allowance for loan losses increased $3,907 or 17.2% in 2020, due largely to the adjustment of several qualitative factors in our allowance for loan losses methodology, which reflect current economic decline and expectation of increased credit losses due to COVID-19’s adverse impact on economic and business operating conditions. The allowance for loan losses equaled $26,584 or 1.21% of loans at September 30, 2020 compared to $22,677 or 1.17% of loans at December 31, 2019. Excluding PPP loans that do not carry an allowance for losses due to a 100% government guarantee, the ratio equaled 1.35%. Loans charged-off, net of recoveries, for the nine months ended September 30, 2020, equaled $2,443 or 0.16% of average loans, compared to $1,087 or 0.08% of average loans for the comparable period last year. Commercial loan net charge-offs increased $1,899 in part due to the aforementioned partial charge-off of a non-accrual credit relationship totaling $858 and additional charge-offs of $889 related to small business lines of credit originated in our Greater Delaware Valley market.  Lower net charge-offs were experienced in each of the other loan types during 2020.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2020, total deposits increased $385,395 or 19.5% to $2,356,884 from $1,971,489 at December 31, 2019.  The growth of deposits is the result of elevated demand for liquid accounts due to low interest rates and economic uncertainty, strong organic growth of core deposits from new and existing relationships, seasonal inflows of public fund deposits, and proceeds of PPP loans retained on deposit by our commercial borrowers. Commercial borrowers who have PPP loans added  $145,606 to their deposit balances.  Interest-bearing deposits increased $269,437 while noninterest-bearing deposits increased $115,958.  Interest-bearing transaction accounts, including NOW and money market accounts increased by $256,181, or 33.3%, to $1,024,643 at September 30, 2020, from $768,462 at December 31, 2019, savings accounts increased $51,049 to $421,319 as of September 30, 2020 from $370,270 at December 31, 2019.  Time deposits less than $250 decreased $2,404, or 1.0%, to $229,046 at September 30, 2020, from $231,450 at December 31, 2019 as depositors shifted to more liquid accounts.  Time deposits $250 or more decreased

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$35,389, or 25.6% to $102,680 at September 30, 2020 from $138,069 at year end 2019 due primarily to the redemption of a few large municipal accounts.

For the nine months ended September 30, interest-bearing deposits averaged $1,601,591 in 2020 compared to $1,472,466 in 2019, an increase of $129,125, or 8.8%. The cost of interest-bearing deposits was 0.76% in 2020 compared to 1.01% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.84% in 2020 and 1.14% in 2019. The lower costs are due primarily to a decrease in short-term market rates, the result of the FOMC’s action to cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth and, during March 2020, its aggressive actions to fight a recession by cutting the federal funds rate 150 basis points in response to the COVID-19 global pandemic and economic slowdown. We expect our cost of interest-bearing liabilities to continue to move lower as market rates are expected to remain at historical lows for the foreseeable future based of the recent statement by the FOMC.

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

Overall, total borrowings at September 30, 2020, totaled $70,269 compared to $184,883 at December 31, 2019, a decrease of $114,614. Short-term borrowings outstanding at September 30, 2020 was $50,000 compared to $152,150 at December 31, 2019 a decrease of $102,150 as deposit growth, asset cash flows and proceeds from a $33,000 subordinated debt offering were used to paydown borrowings.  Long-term debt was $20,269 at September 30, 2020 compared to $32,733 at year end 2019.  There were no borrowings outstanding under the PPPLF at September 30, 2020.

Subordinated Debt:

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest will be payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes will mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

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

Our cumulative one-year RSA/RSL ratio equaled 1.63% at September 30, 2020, an increase from 1.45% at June 30, 2020. The increase is due in part to a higher overnight federal funds sold balance of $102,300. Given the action by the FOMC to lower the targeted federal funds rate 75 basis points during the second half of 2019, and its latest actions to cut rates another 150 basis points during March 2020 to combat economic slowdown and recessionary fears, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit and keeping our borrowings short-term in an attempt to decrease duration. The current position at September 30, 2020, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2020, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2020 and endeavor to employ

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our Asset Liability Management Committee generally meets quarterly, and most recently met in August, to review our capital adequacy and liquidity contingency funding plan due to the high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic.  Management believes the Company’s liquidity position is strong. At September 30, 2020, the Company’s cash and due from banks balances were $166.2 million and we maintained $156.6 million of availability at the Federal Reserve Bank’s discount window. We may also utilize the Federal Reserve’s PPPLF which provides us, as an eligible depository institution, an available liquidity facility on a non-recourse basis, taking only PPP loans as collateral.  Our potential maximum borrowing capacity under the PPPLF at September 30, is $217.5 million; there were no advances outstanding under this facility at September 30. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At September 30, 2020, the Company’s available-for-sale investment securities portfolio totaled $247.4 million, $191.6 million of which were unencumbered. Net unrealized gains on the portfolio were $10.2 million. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at September 30, 2020 was $520.4 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2020. Our noncore funds at September 30, 2020, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 4.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 2.2%. Comparatively, our overall noncore dependence ratio at year-

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

end 2019 was 17.8% and our net short-term noncore funding dependence ratio was 14.4%, indicating that our reliance on noncore funds has decreased both in the short-term and overall due to our strong non-maturity deposit growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $135,059 during the nine months ended September 30, 2020. Cash and cash equivalents increased $18,667 for the same period last year. For the nine months ended September 30, 2020, net cash inflows of $3,591 from operating activities and $289,957 from financing activities were partially offset by net cash outflows of $158,489 from investing activities. For the same period of 2019, net cash inflows of 27,283 from operating activities and $46,199 from financing activities were partially offset by net cash outflows of $54,815 from investing activities.

Operating activities provided net cash of $3,591 for the nine months ended September 30, 2020, and $27,283 for the corresponding nine months of 2019. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $158,489 for the nine months ended September 30, 2020, compared to using net cash of $54,815 for the same period of 2019. In 2020 and 2019, an increase in lending activities was the primary factor causing the net cash outflow from investing activities. The 2020 period includes $217,478 of PPP originated loans.

Financing activities provided net cash of $289,957 for the nine months ended September 30, 2020, and provided net cash of $46,199 for the corresponding nine months of 2019. Deposit gathering is our predominant financing activity. Deposits provided cash of $385,395 for the nine months ended September 30, 2020. Comparatively, deposits provided $126,263 for the same period of 2019. We continue to seek low-cost deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Short term borrowings decreased $102,150 in the nine months ended September 30, 2020 compared to a decrease of $86,500 for the comparable period in 2019. Long term borrowings, including term borrowings from the Federal Reserve Bank’s PPPLF and the issuance of subordinated debt provided $20,536 in the nine months ended September 30, 2020. Comparatively, long term borrowings provided $14,603 of funding for the comparable period in 2019.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $313,623 or $43.30 per share at September 30, 2020, compared to $299,010 or $40.47 per share at December 31, 2019. Net income of $21,169 for the nine months ended September 30, 2020 and other comprehensive income of $6,885 resulting from market value fluctuations in the investment portfolio and changes to the fair value of derivatives were the primary factors leading to the improved capital position. Stockholders’ equity was reduced during the nine month period ended September 30, 2020 by cash dividends declared of $7,919 and the repurchase of 154,477 common shares totaling $5,905.

Dividends declared equaled $1.08 per share through the nine months ended September 30, 2020 and $1.02 per share for the same period of 2019. The dividend payout ratio was 37.4% for the nine months ended September 30, 2020 and 36.4% for the same period of 2019. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on October 30, 2020 a fourth quarter dividend of $0.36 per share payable December 15, 2020. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant, including the adverse impact of COVID-19,  at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2020, the Bank’s Tier 1 capital to total average assets was 10.43% as compared to 9.91% at December 31, 2019. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.24% and the total capital to risk weighted asset ratio was 14.49% at September 30, 2020. These ratios were 11.64% and 12.78% at December 31, 2019. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.24% at September 30, 2020 compared to 11.64% at December 31, 2019. The increase in the Bank’s capital ratios was due to $30.0 million contributed by the Company from proceeds of a $33.0 million subordinated debt issuance. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2020.

Review of Financial Performance:

Peoples reported net income of $8,312, or $1.14 per diluted share for the three months ended September 30, 2020, an increase of 16.3% when compared to $7,148, or $0.96 per diluted share for the comparable period of 2019. The increase in earnings for the three months ended September 30, 2020 is the product of an increase in pre-provision net interest income of $688, due primarily to lower funding costs of $974, higher commercial loan interest rate swap revenue of $873, and higher gains of $457 from the sale of an investment security. Partially offsetting the increase was a higher provision for loan losses of $350 resulting from the application of our allowance for loan losses methodology and higher federal income tax expense of $532 due to a higher percentage of taxable income. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.21% for the third quarter of 2020 and 2019, respectively. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 10.58% for the third quarter of 2020 compared to 9.65% for the comparable period in 2019.

Net income for the nine months ended September 30, 2020, totaled $21,169 or $2.87 per diluted share, a 2.2% increase when compared to $20,704 or $2.79 per diluted share for the same period last year. The increase in earnings in the 2020 nine month period is the result of an increase in our pre-provision net interest income of $3,731, or 6.6%, the result of lower funding costs of $2,456 and higher average earning assets of $294,098, an increase of $701 from gains realized on the sale of debt securities, and lower noninterest expense of $1,131.  Partially offsetting the increase was a higher provision for loan losses of $4,250, primarily due to changes during the first half of 2020 relating to the impact of COVID-19 to several qualitative factors included in our allowance for loan losses methodology.  Our ROA and ROE were 1.07% and 9.20% through nine months in 2020 compared to 1.19% and 9.63% for the same period of 2019.

Non-GAAP Financial Measures:

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30	2020	2019
Interest income (GAAP)	$23,346	$23,632
Adjustment to FTE	307	391
Interest income adjusted to FTE (non-GAAP)	23,653	24,023
Interest expense	3,422	4,396
Net interest income adjusted to FTE (non-GAAP)	$20,231	$19,627

Nine months ended September 30	2020	2019
Interest income (GAAP)	$71,040	$69,765
Adjustment to FTE	989	1,267
Interest income adjusted to FTE (non-GAAP)	72,029	71,032
Interest expense	11,048	13,504
Net interest income adjusted to FTE (non-GAAP)	$60,981	$57,528

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2020 and 2019:

Three months ended September 30	2020	2019
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$13,974	$14,079
Less: amortization of intangible assets expense	154	183
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	13,820	13,896

Net interest income (GAAP)	19,924	19,236
Plus: taxable equivalent adjustment	307	391
Noninterest income (GAAP)	4,935	3,682
Less: net gains on equity securities	2	14
Less: net gains on sale of assets	457
Net interest income (FTE) plus noninterest income (non-GAAP)	$24,707	$23,295

Efficiency ratio (non-GAAP)	55.94%	59.65%

Nine months ended September 30	2020	2019
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$40,867	$41,998
Less: amortization of intangible assets expense	462	557
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	40,405	41,441

Net interest income (GAAP)	59,992	56,261
Plus: taxable equivalent adjustment	989	1,267
Noninterest income (GAAP)	11,907	11,250
Less: net (losses) gains on equity securities	(82)	6
Less: net gains on sale of assets	724	23
Net interest income (FTE) plus noninterest income (non-GAAP)	$72,246	$68,749

Efficiency ratio (non-GAAP)	55.93%	60.28%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits, short-term and long-term borrowings, and subordinated debt comprise interest-bearing liabilities. Net interest income is impacted by:

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

For the three months ended September 30, tax-equivalent net interest income increased $604 to $20,231 in 2020 from $19,627 in 2019. The net interest spread decreased to 2.97% for the three months ended September 30, 2020 from 3.32% for the three months ended September 30, 2019 as the earning asset yield decreased 69 basis points while the average rate paid on interest bearing liabilities decreased 34 basis points. The tax-equivalent net interest margin decreased to 3.19% for the third quarter of 2020 from 3.61% for the comparable period of 2019.

For the three months ended September 30, tax-equivalent interest income, a non-GAAP measure, on earning assets decreased $370, to $23,653 in 2020 as compared to $24,023 in 2019. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 69 basis points for the three months ended September 30, 2020 to 3.73% as compared to 4.42% for the three months ended September 30, 2019. The decrease in yield on earning assets resulted from a 72 basis point decrease in loan yields, 4.02% for the third quarter of 2020 compared to 4.74% for the same period last year. Loan yields decreased due to lower rates on new loan originations during 2020, coupled with adjustable and variable rate loans repricing into a lower rate environment as the FOMC cut the federal funds rate three times during the second half of 2019 in response to concerns of slowing economic growth. PPP loan interest income totaled $1,402 and the yield was 2.57% during the current quarter. Exclduing the PPP loans, the loan yield was 4.18%. The overall yield earned on investments decreased 9 basis points in the third quarter of 2020 to 2.30% from 2.39% for the third quarter of 2019 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds and federal funds sold.  Average investment balances were $10,670 higher when comparing the current and year ago quarter. We expect asset yields to continue to move downward due to the FOMC’s actions to cut the federal funds rate 150 basis points during March 2020 to combat the economic slowdown resulting from the COVID-19 pandemic.

Total interest expense decreased $974 to $3,422 for the three months ended September 30, 2020 from $4,396 for the three months ended September 30, 2019. The total cost of funds decreased 34 basis points for the three months ended September 30, 2020 to 0.76% as compared to 1.10% in the year ago period. The decrease in costs was due to lower rates on interest bearing deposits partially offset by higher average balances and additional interest expense of $443 from the issuance of subordinated debt. The average rate paid on deposits declined as we decreased deposit rates in response to the FOMC’s decision to decrease the target federal funds rate 225 basis points from July 2019 to March 2020. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates and we continue to lower all our interest-bearing deposit rates to mitigate compression to our net interest margin.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume

	2020 vs 2019
	Increase (decrease)
Nine months ended September 30	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$1,294	$(9,979)	$11,273
Tax-exempt	(539)	(145)	(394)
Investments:
Taxable	1,102	33	1,069
Tax-exempt	(784)	236	(1,020)
Interest-bearing deposits	(17)	(98)	81
Federal funds sold	(59)	(164)	105
Total interest income	997	(10,117)	11,114
Interest expense:
Money market accounts	(631)	(1,506)	875
NOW accounts	(149)	(492)	343
Savings accounts	(1)	(16)	15
Time deposits less than $100	173	(127)	300
Time deposits $100 or more	(1,357)	(1,006)	(351)
Short-term borrowings	(734)	(1,259)	525
Long-term debt	(348)	(380)	32
Subordinated debt	591		591
Total interest expense	(2,456)	(4,786)	2,330
Net interest income - non-GAAP	$3,453	$(5,331)	$8,784

Tax-equivalent net interest income, a non-GAAP measure, was $60,981 in the nine months ended September 30, 2020 and $57,528 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $8,784. A rate variance resulted in a decrease in net interest income of $5,331.

Average earning assets increased $294,098 to $2,428,677 for the nine months ended September 30, 2020 from $2,134,579 for the nine months ended September 30, 2019 and accounted for a $11,114 increase in interest income. Average loans increased $240,882, which caused interest income to increase $10,879. Average taxable investments increased $63,530 comparing 2020 and 2019, which resulted in increased interest income of $1,069 while average tax-exempt investments decreased $37,388, which resulted in a decrease to interest income of $1,020.

Average interest-bearing liabilities rose $165,241 to $1,755,912 for the nine months ended September 30, 2020 from $1,590,671 for the nine months ended September 30, 2019 resulting in a net increase in interest expense of $2,330. Large denomination time deposits averaged $22,834 less in the current period and caused interest expense to decrease $351. An increase of $24,923 in average time deposits less than $100 thousand increased interest expense by $300. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $127,036, which in aggregate caused a $1,233 increase in interest expense. Short-term borrowings averaged $20,483 higher and increased interest expense $525 while long-term debt averaged $940 higher and increased interest expense by $32 comparing the first nine months of 2020 and 2019. The issuance of $33,000 of subordinated debt during the second quarter of 2020 increased interest expense by $591.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 49 basis points while there was a 30 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $5,331 comparing the nine months ended September 30, 2020 and 2019. The tax-equivalent yield on earning assets was 3.96%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

in the 2020 period compared to 4.45% in 2019 resulting in a decrease in interest income of $10,117. The yield on the taxable investment portfolio increased 2 basis points to 2.24% during the nine months ended September 30, 2020 from 2.22% in the year ago period, resulting in an increase of $33. The tax-equivalent yield on the loan portfolio decreased 50 basis points to 4.25% in 2020 from 4.75% in 2019 and resulted in a decrease to interest income of $10,124.

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. We did, however, add subordinated debt at a fixed rate of 5.375% which will adversely impact our cost of funds. The cost of money market accounts decreased 43 basis points comparing the nine months ended September 30, 2020 and 2019. The decrease resulted in a decrease in interest expense of $1,506. The cost of savings accounts remained level at 13 basis points and had no significant change in interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 8 basis points while time deposits $100 thousand or more decreased 64 basis points, which together resulted in a $1,133 decrease in interest expense. The average rate paid on short-term borrowings decreased 162 basis points in the 2020 period when compared to the year ago period, causing a $1,259 decrease in interest expense. Interest expense decreased $380 from a 109 basis point decrease in the average rate paid on long-term debt.

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

	Three months ended
	September 30, 2020			September 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,059,366	$20,901	4.04%	$1,729,741	$20,940	4.80%
Tax-exempt	119,202	1,109	3.70	135,580	1,348	3.94
Total loans	2,178,568	22,010	4.02	1,865,321	22,288	4.74
Investments:
Taxable	241,904	1,273	2.09	200,444	1,111	2.20
Tax-exempt	39,591	354	3.56	70,381	520	2.93
Total investments	281,495	1,627	2.30	270,825	1,631	2.39
Interest-bearing deposits	20,250	4	0.08	5,006	27	2.14
Federal funds sold	45,439	12	0.11	14,267	77
Total earning assets	2,525,752	23,653	3.73%	2,155,419	24,023	4.42%
Less: allowance for loan losses	27,279			22,248
Other assets	226,703			215,289
Total assets	$2,725,176	$23,653		$2,348,460	$24,023
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$461,615	$887	0.76%	$362,178	$1,269	1.39%
NOW accounts	477,406	655	0.55	385,903	721	0.74
Savings accounts	414,592	126	0.12	379,784	128	0.13
Time deposits less than $100	141,785	459	1.29	138,470	514	1.47
Time deposits $100 or more	195,042	631	1.29	254,712	1,334	2.08
Short-term borrowings	50,038	82	0.65	12,563	83	2.62
Long-term debt	21,354	139	2.59	52,731	347	2.61
Subordinated debt	33,000	443	5.37
Total interest-bearing liabilities	1,794,832	3,422	0.76	1,586,341	4,396	1.10
Noninterest-bearing deposits	587,448			445,238
Other liabilities	30,454			22,900
Stockholders’ equity	312,442			293,981
Total liabilities and stockholders’ equity	$2,725,176	3,422		$2,348,460	4,396
Net interest income/spread		$20,231	2.97%		$19,627	3.32%
Net interest margin			3.19%			3.61%
Tax-equivalent adjustments:
Loans		$233			$282
Investments		74			109
Total adjustments		$307			$391

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2020			September 30, 2019
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,967,854	$62,978	4.27%	$1,713,173	$61,684	4.81%
Tax-exempt	126,839	3,605	3.80	140,638	4,144	3.94
Total loans	2,094,693	66,583	4.25	1,853,811	65,828	4.75
Investments:
Taxable	255,386	4,289	2.24	191,856	3,187	2.22
Tax-exempt	43,839	1,106	3.37	81,227	1,890	3.11
Total investments	299,225	5,395	2.41	273,083	5,077	2.49
Interest-bearing deposits	14,256	33	0.31	2,877	50	2.32
Federal funds sold	20,503	18	0.12	4,808	77	2.14
Total earning assets	2,428,677	72,029	3.96%	2,134,579	71,032	4.45%
Less: allowance for loan losses	25,481			22,087
Other assets	228,639			212,504
Total assets	$2,631,835	$72,029		$2,324,996	$71,032
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$408,204	$2,727	0.89%	$339,771	$3,358	1.32%
NOW accounts	433,573	1,981	0.61	386,720	2,130	0.74
Savings accounts	394,555	370	0.13	382,805	371	0.13
Time deposits less than $100	162,299	1,650	1.36	137,376	1,477	1.44
Time deposits $100 or more	202,960	2,397	1.58	225,794	3,754	2.22
Short-term borrowings	94,519	757	1.07	74,036	1,491	2.69
Long-term debt	45,109	575	1.70	44,169	923	2.79
Subordinated debt	14,693	591	5.37
Total interest-bearing liabilities	1,755,912	11,048	0.84	1,590,671	13,504	1.14
Noninterest-bearing deposits	541,551			426,395
Other liabilities	26,862			20,575
Stockholders’ equity	307,510			287,355
Total liabilities and stockholders’ equity	$2,631,835	11,048		$2,324,996	13,504
Net interest income/spread		$60,981	3.12%		$57,528	3.31%
Net interest margin			3.35%			3.60%
Tax-equivalent adjustments:
Loans		$757			$870
Investments		232			397
Total adjustments		$989			$1,267

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. With this in mind and due to the adverse impact of the COVID-19 crisis on economic conditions and the application of our allowance for loan losses

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

methodology our provisioning was higher by $350 for the three months ended September 30, 2020 when compared to the year ago period. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2020.

Provision for loan losses increased $4,250 or 202.4% to $6,350 for the nine months ended September 30, 2020 from $2,100 during the year ago period. The increase is due to higher qualitative factors related to economic decline resulting from the adverse impact of COVID-19 and higher historical charge-offs. For the three months ended September 30, the provision for loan losses was $1,050 in 2020 and $700 in 2019. The increase to the provision in the 2020 period results from an increase in historical charge-offs.

Noninterest Income:

Noninterest income for the three months ended September 30, totaled $4,935 in 2020, an increase of $1,253 or 34.0%, from $3,682 in 2019. The largest increases were related to fee income from commercial loan interest rate swap transactions which was higher by $873 due to an increase in the number and volume of transactions, a gain on the sale of a mortgage-backed security of $457, and higher mortgage banking revenue of $316 as the volume of sold mortgages grew as a result of increased refinance activity. Lower service charges, fees and commissions of $222, or 12.3%, resulting from lower volumes of consumer and commercial service charge activity, and lower merchant services revenue of $45, or 24.7%, and lower wealth management income of $123, or 31.1%, due to the prevailing COVID-19 environment, partially offset the increases.

Noninterest income for the nine months ended September 30, totaled $11,907 in 2020, an increase of $657 or 5.8%, from $11,250 in 2019.  The increased noninterest income in the current period was driven by higher fee income generated from commercial loan interest rate swap transactions which totaled $1,947, a $802, or 70.0%, increase over the comparable period due to an increase in the number and volume of transactions, net gains on the sale of investment securities of $701, and higher mortgage banking revenue of $480, or 105.0%, as sold mortgage production volumes increased due to low interest rates and increased refinance activity. Partially offsetting the increases were lower service charges, fees, and commissions which totaled $4,622 in the nine months ended September 30, 2020 compared to $5,505 during the corresponding period of 2019, a $883 or 16.0% decline, as the volume of consumer and commercial service charge activity fell. Merchant services revenue declined $114 or 13.6% and wealth management income decreased $252 or 22.1%, largely due to lower transaction volumes in the COVID-19 environment.

The adverse impact of COVID-19 may result in a decrease to our noninterest income.  Service charges on deposits may continue to decline due to waived overdraft fees, lower transaction volumes and higher customer savings rates.  The restrictions put in place related to seating capacities by state governmental authorities could cause a decrease to our merchant services revenue and debit card interchange income.  Also, our wealth management revenue may decline due to financial market turmoil and lower transaction volumes.

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

For the third quarter, noninterest expense decreased $105 or 0.7% to $13,974 in 2020 from $14,079 in 2019. For the nine months ended September 30, noninterest expense decreased $1,131 or 2.7% to $40,867 in 2020 from $41,998 in 2019. Personnel costs decreased 2.8%, net occupancy and equipment costs increased 4.5%, and all other expense categories

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses increased 0.5% comparing the three months ended September 30, 2020 and 2019.  During the nine months ended September 30, 2020, personnel costs were 4.0% lower, occupancy and equipment costs 5.1% higher and other expenses were 5.9% lower.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $7,831 for the third quarter of 2020, a decrease of $225 or 2.8% when compared to the third quarter of 2019. Salaries and employee benefits expense totaled $22,735 for the nine months ending September 30, 2020, a decrease of $953 or 4.0% when compared to $23,688 for the same period of 2019. The decrease in the current three month period is due to the lower number of full-time equivalent employees and a decrease to the annual performance incentive accrual in the current period. The decrease in the current nine month period is due primarily to deferred loan origination cost benefit of $1,137 related to the origination of PPP loans during the 2020 second quarter. This benefit, however, will be reduced over the term of the PPP loans, or will accelerate upon foregiveness by the SBA of the loans. Partially offsetting the cost benefit during the nine month period are annual merit increases and additional lenders and support staff related to our market expansion initiative in Lebanon, PA, with a new branch which opened in the 2019 second quarter and our newest branch in Doylestown, PA which opened during the 2020 first quarter.

We experienced a $134 or 4.5% increase in net occupancy and equipment expense comparing the third quarter of 2020 at $3,131 and 2019 at $2,997. The nine months ended September 30, 2020 resulted in a $445 or 5.1% increase to $9,252 in net occupancy and equipment expense compared to $8,807 for the same period in 2019. Additional depreciation expense related to the remodeling of two of our legacy branch offices, investment in our global information technology systems, debit card processing expenses and investment into our newest markets was the primary reason for the increase. In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the third quarter, all other expense categories decreased $14 or 0.5% to $3,012 from $3,026 comparing 2020 to 2019.  Marketing and travel expenses decreased $176 in the current period due in part to the COVID-19 environment. FDIC assessments increased $173, or 254.4% when comparing the three months ended September 30, 2020 to the same period in 2019 due to a FDIC small bank assessment credit recognized in the year ago period. For the nine months ended September 30, all other expense categories decreased $623 or 6.6% to $8,880 in 2020 compared to $9,503 in 2019. Amortization expense related to intangible assets declined $95; advertising expenses decreased $315 or 46.7% and travel and entertainment related expenses decreased $90 or 44.1% due in part to the COVID-19 environment and event cancellations.

We recognize total noninterest expenses could increase as we incur additional costs related to office and branch cleaning, computer and technology capabilities and other items needed to address the effects of COVID-19. Additionally, legal and professional expenses may increase related to our loan portfolio and possible losses incurred due to economic hardships resulting from the pandemic. The permanent closure and consolidation of three of our branch offices during the third quarter of 2020 is expected to result in an annual savings of $500 of noninterest expenses.

Income Taxes:

We recorded income tax expense of $1,523 or 15.5% of pre-tax income, and $3,513 or 14.2% of pre-tax income for the three and nine months ended September 30, 2020, respectively. In the year ago period, we recorded income tax expense of $991 or 12.2% of pre-tax income, and $2,709 or 11.6 % of pre-tax income for those same periods. The three and nine months ended September 30, 2020 includes the benefit of before tax investment tax credits totaling $276 and $821 compared to before tax investment tax credits and other credits of $394 and $1,172 for the same period last year. Tax-exempt income decreased $318 and $1,040, respectively in the three and nine month periods ended September 30, 2020 compared to the year ago periods due in part to the sale of $26.5 million of municipal bonds in February 2020 and the payoff of several tax-exempt loans.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Peoples Financial Services Corp.

Model results at September 30, 2020 indicated a lower starting level of net interest income (“NII”) compared to both the June 30, 2020 and September 30, 2019 models as the balance sheet spread contracted 17 and 51 basis points, respectively, due primarily to lower asset yields. As the simulation progresses, reductions to assumed asset replacement rates relative to the June analysis erodes the benefit to NII. Our interest rate profile depicts a relatively well matched position in the near term. As the simulation progresses, a benefit to rising rates emerges while falling rates present challenges to the annual run rate of NII. This position at September 30, 2020 was similar to the position indicated by simulation as of December 31, 2019.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2020, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2020
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	9.9	(20.0)	45.0	(40.0)
+300	7.3	(20.0)	37.4	(30.0)
+200	4.7	(10.0)	27.8	(20.0)
+100	2.2	(10.0)	15.5	(10.0)
Static
(100)	2.2	(10.0)	(23.5)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2020, would increase 2.2% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

At September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2020 and through the date of this quarterly report on Form 10-Q.

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

The COVID-19 pandemic is creating extensive disruptions to the national and regional economies and to the lives of individuals throughout our market. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimuli, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as described in more detail below.

Peoples Financial Services Corp.

Credit Risk

Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

Peoples Financial Services Corp.

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

Interest Rate Risk

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of the COVID-19 pandemic on markets. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2020, our board of directors re-authorized a common stock repurchase plan whereby we are authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases.

Peoples Financial Services Corp.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended September 30, 2020.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2020	48,076	$37.53	48,076	112,795
August 31, 2020	22,722	$37.66	22,722	90,073
September 30, 2020	19,550	$34.40	19,550	70,523

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page
31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	66

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).	67

32	CEO and CFO Certifications Pursuant to Section 1350.	68

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 9, 2020	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)