Form 10-K
period 2020-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2021-03-16
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 was $280,041,771 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2021 was 7,203,101.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2021 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2020

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

The ability of Peoples Financial Services Corp. to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the unfolding of the coronavirus (“COVID-19”) crisis and the governmental responses to the crisis; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

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

Specifically, we conduct the majority of our business in our legacy market of Binghamton and the southern tier of New York and northeastern Pennsylvania. Our recent growth strategy expanded our operations into the Greater Lehigh Valley, King of Prussia and the Greater Delaware Valley of southeastern Pennsylvania and suburban Philadelphia, and south central Pennsylvania.

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

In 2015, the Company entered the King of Prussia market, which includes parts of Bucks and Montgomery counties of Pennsylvania and suburban Philadelphia, with the establishment of a loan production office and a team of experienced lenders. During the fourth quarter of 2016, a retail branch office was established, replacing the loan production office, and staffed by personal bankers and our experienced lenders. Montgomery and Bucks counties are two of the wealthiest counties in Pennsylvania. Significant types of employment industries include pharmaceuticals, health care, electronics, computer services, insurance, industrial machinery, retailing, schools and meat processing.

In 2019, the Company entered the south central Pennsylvania market with the establishment of a full-service branch in Lebanon County. A team of experienced lenders in this market was recruited to serve the Lancaster, Lebanon, and Harrisburg market. In 2020, the bank expanded further into the Greater Delaware Valley by opening a branch office in Doylestown, Bucks County and recruiting an experienced lending team.

In 2020, the Company permanently closed its Duryea, Gouldsboro, and South Scranton branches which had been temporarily closed during the pandemic. Each of the branches were consolidated into branches within close proximity and we re-allocated the operating expenses to the markets identified in our growth strategy.

The Marcellus Shale formation located in the heart of our northern market area has provided economic benefits to the communities served and as a result to us. Natural gas producers have invested billions of dollars in Pennsylvania in lease and land acquisition, new well drilling, infrastructure development and community partnerships.

COVID-19

As the COVID-19 events continue to unfold, our continued priority is the health and safety of our employees and customers.  Our management team continues to implement its pandemic plan by modifying and enhancing strategies and protocols intended to protect our workforce and customers, maintain services for customers, assure the functional continuity of our operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.  We have followed the recommendations of our state governments by imposing business travel restrictions, implementing quarantine and work from home protocols and physically separating, to the extent possible, the critical operations site workforce that are unable to work remotely. As of March 1, 2021, we have re-opened the majority of our branch lobbies to the public with safety protocols in place. Our remaining branches are operating with drive-up services, with lobby access available by appointment only. We have also maintained active communications with our primary regulatory agencies and critical vendors in an effort to keep all mission-critical activities and functions performing in line with regulatory expectations and the Company’s service standards.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Bank’s clients. The COVID-19 pandemic and its associated impacts on trade (including supply chains), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted in less economic activity and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States generally.

We have participated as a lender in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Paycheck Protection Program (“PPP”), a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the SBA loan proceeds to cover employee compensation related business operating costs. Our loan officers guided our commercial customers through the application process and now are guiding them through the forgiveness process and the second round of PPP. During 2020, we approved 1,450 PPP loans totaling $217.5 million. Substantially all of the loans were made to existing customers, funded under the two year PPP loan program, and the loan proceeds initially were deposited with our institution. At origination, loan fee income totaled $7.0 million and is being earned primarily over the 24-month duration of the loans as a part of the loan yield. PPP loan forgiveness commenced during the fourth quarter of 2020 with $27.8 million of forgiveness being received by our borrowers. We expect the majority of the remaining $189.7 million of PPP loans to be forgiven during 2021. At December 31, 2020, $4.0 million of fees remain to be earned in future periods and may be accelerated based on the timing of forgiveness of PPP loans by the SBA. In addition, the Company is participating in the 2021 second round of PPP lending and has received approval by the SBA on 605 applications totaling $80.7 million. The loans closed during January and February.

From a credit risk perspective, we took actions to identify and assess our COVID-19 related credit exposures based on asset class and borrower type. From the onset of the crisis, we worked to proactively monitor our loan portfolio by contacting many of our borrowers to evaluate the impact of the pandemic on them, their businesses and the underlying collateral for our loans. The Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges. For borrowers who received a loan payment deferral we worked with the borrowers to evaluate the potential for further deterioration of credit quality at the end of the deferral period. We evaluated our commercial loan and commercial real estate loan portfolios to identify those loans in industries that are most at risk or where other information indicates the borrower may be significantly impacted by the effects of COVID-19. The Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. At December 31, 2020, the majority of loans are no longer in deferral as borrowers have begun to make their regular payments. Outstanding loan balances remaining in deferral at December 31, 2020 totaled $6.1 million, a decrease of $324.0 million from the $330.1 million in deferral at June 30, 2020. As a percentage of total loan balances, excluding PPP loans, loans in deferral represented 0.6% of loans outstanding at December 31, 2020 compared to 16.7% of loans outstanding at June 30, 2020. At December 31, 2020, commercial loan balances remaining in deferral total $5.8 million while consumer loans total $0.3 million. Loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act.

Human Capital Resource

Staffing. At December 31, 2020, our 352 full-time employees and 32 part-time employees are the keys to the success of Peoples. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, sex, sexual orientation, gender identity, national origin, age, disability or genetic information. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees in which they are treated with dignity, decency and respect; that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

Core values. We strive to meet our core values of integrity, excellence, teamwork and efficiency. Integrity is our foundation, the basis of everything we do, to be professional, honest, trustworthy, confidential and respectful at all times. We work together for a common good, engage our customers, coworkers, and partners. We work together to exceed our customers’ expectations as we pro-actively help them achieve their goals, to create a dynamic environment that promotes life-long learning and personal growth of our employees, and to help to make our communities better places to live and work by being an important contributor of time, talent, and resources.

Diversity, Equity and Inclusion. Peoples is committed to fostering, cultivating and preserving a culture of diversity and inclusion. Our human capital is the most valuable asset we have. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, self-expression, unique capabilities and talent that our employees invest in their work represents a significant part of not only our culture, but our reputation and company’s achievement as well.

We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.

Health & Safety. Our health and safety policies, procedures and guidelines mandate all tasks be conducted in a safe and efficient manner complying with all local, state and federal safety and health regulations, and special safety concerns. Our policies and procedures encompass all facilities and operations and addresses on-site emergencies, injuries and illnesses, evacuation procedures, cell phone usage and general safety rules.

As the COVID-19 crisis unfolded throughout 2020, the safety and well-being of our employees and families, customers, and communities were our top priority. We implemented our pandemic plan and executed various strategies and protocols intended to protect our employees, maintain services for customers, assure functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. We directed and enabled approximately 46% of our workforce to work remotely, imposed business travel restrictions, implemented quarantine protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. We followed the recommendations of our state and local governments as to conducting business.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our workforce and their families, including:

•Comprehensive medical, dental, and vision benefits, as well as group life insurance, accidental death and dismemberment insurance, voluntary life insurance, and short-term and long-term disability insurance for all eligible employees

•Employee Assistance Program

•401(k) Profit Sharing Plan

•Employee Stock Ownership Plan (ESOP)

•Disaster pay

•Paid time off (PTO), holidays and bank holidays

•Unpaid leave of absence

•Internal training and online development courses

•Tuition reimbursement for eligible associates

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

We have participated in the CARES Act, Paycheck Protection Program, a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs.

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

Loans secured by new and used automobiles are offered, primarily indirectly through dealerships. These loans have fixed interest rates and generally have terms up to seven years. We offer automobile loans with loan-to-value ratios of up to 100% or more of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

Consumer loans secured by savings accounts and certificates of deposit held by us are offered based upon the deposit rates plus a margin with terms up to five years. We offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the savings account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit.

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

Requests to modify, restructure or otherwise change the terms of loans are considered on an individual basis as circumstances and/or reasons for such changes may vary. All such changes in terms must be authorized by the appropriate approval body. Also, our credit policy prohibits the modification of loans or the extension of additional credit to borrowers who are not current on their payments. Exceptions are approved only where our position in the credit relationship is expected to be enhanced by such action.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2020, our regulatory limit on loans to one borrower was $46.2 million.

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

Enforcement actions may include:

●	the appointment of a conservator or receiver;
●	the issuance of a cease and desist order;
●	the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution affiliated parties;
●	the issuance of directives to increase capital;
●	the issuance of formal and informal agreements and orders;
●	the removal of or restrictions on directors, officers, employees and institution-affiliated parties; and
●	the enforcement of any such mechanisms through restraining orders or any other court actions.

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

During most of 2020, civil money penalties could range from very low amounts up to the lesser of $2.5 million or 1% of an institution’s total assets per violation. These penalties are subject to inflation adjustment procedures prescribed under applicable law. Penalties for continuing violations can be substantially higher.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

FDICIA provides for, among other things:

●	publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants;
●	the establishment of uniform accounting standards by federal banking agencies;
●	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital;
●	additional grounds for the appointment of a conservator or receiver; and
●	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories:

●	“well capitalized”;
●	“adequately capitalized”;
●	“under capitalized”;
●	“significantly undercapitalized”; and
●	“critically undercapitalized”.

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2020. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. In addition to adopting information security standards, the federal banking agencies, including the FDIC, have adopted standards covering:

●	internal controls;
●	information systems and internal audit systems;
●	loan documentation;
●	credit underwriting;
●	interest rate exposure;
●	asset growth; and
●	compensation fees and benefits.

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

●	“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions, and retained earnings.
●	“Tier 1”, or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.
●	“Tier 2”, or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Current rules, which implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, call for the following capital requirements:

●	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
●	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
●	A minimum ratio of total capital to risk-weighted assets of 8%.
●	A minimum leverage ratio of 4%.

In addition, the current rules provide for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

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

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions including:

●	limitations on its ability to pay dividends;

●	the issuance by the applicable regulatory authority of a capital directive to increase capital, and in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under FDICIA as applicable to undercapitalized institutions.

In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Peoples Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to Peoples.

At December 31, 2020, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 13.73%; its ratio of tier 1 capital to risk-weighted assets of 13.73%; its ratio of total capital to risk-weighted assets of 14.98%; and its leverage ratio of 10.08%.

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

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The CRA regulations establish performance-based standards for use in examining for compliance. Peoples Bank had its last CRA compliance examination in 2020 and received a “satisfactory” rating.

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

Ability to Repay and Qualified Mortgage Rule. Mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider, at a minimum, the following eight underwriting factors when making the credit decision:

●	current or reasonably expected income or assets;
●	current employment status;
●	the monthly payment on the covered transaction;
●	the monthly payment on any simultaneous loan;
●	the monthly payment for mortgage-related obligations;

●	current debt obligations, alimony, and child support;
●	the monthly debt-to-income ratio or residual income; and
●	credit history.

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

Availability of Securities Filings

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

Risks Relating to Peoples and Its Business

The outbreak of the coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect our business activities, financial condition and results of operations.

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

The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

The duration, extent, and severity of the pandemic. COVID-19 has not been contained and could affect significantly more households and businesses. The uncertain duration and severity of the pandemic continues.

The response of governmental authorities. Many of the actions taken by the national and state governmental authorities have been directed at curtailing personal and business activity to contain COVID-19 while simultaneously deploying fiscal-and monetary-policy measures to assist in mitigating the adverse effects on individuals and businesses. These actions are not consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. Our credit, operational, and other risks are generally expected to increase.

The effect on economies and markets. Whether the actions of governmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer lasting disruptions.

The success of relief efforts to bridge the gap to reopening the economy. The U.S. government has implemented programs to directly compensate individuals and grant or loan money to businesses in an effort to provide funding while the economy is shut down. Many banks, including Peoples, have implemented hardship relief programs that include payment deferral options. The success of these programs could mute the effect on the Company's credit losses, which may be difficult to determine.

The duration of these business interruptions and related impacts on our business and operations, which will depend on future developments, are highly uncertain and cannot be reasonably estimated at this time. The pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects.

We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively impacted by economic conditions and other factors that adversely affect our borrowers.

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2020 totaled $3.5 million. Our non-performing assets were approximately $10.5 million on December 31, 2020. Our allowance for loan and lease losses was approximately $27.3 million on December 31, 2020.

Our emphasis on the Eastern Pennsylvania and the Southern Tier of New York market area exposes us to a risk of loss associated with the region.

At December 31, 2020, $277.4 million or 12.7%, of our loan portfolio consisted of residential mortgage loans and $1.1 billion or 52.3%, of our loan portfolio consisted of commercial real estate loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania and the southern tier of New York. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of non-performing assets, charge offs and provision for loan losses) and demand for our products and services, and, accordingly, our results of operations. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2020, approximately 83.4% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Our allowance for loan losses may not be adequate to absorb actual loan losses, and we may be required to make further provisions for loan losses and charge off additional loans in the future, which could materially and adversely affect our business.

We attempt to maintain an allowance for loan losses, established through a provision for loan losses accounted for as an expense, which is adequate to absorb losses inherent in our loan portfolio. If our allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition and results of operations.

The determination of the allowance for loan losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. Increases in non-performing loans have a significant impact on our allowance for loan losses. Our allowance for loan losses may not be adequate to absorb actual loan losses. If conditions in our regional real estate markets decline, we could experience increased delinquencies and credit losses, particularly with respect to real estate construction and land acquisition and development loans and one-to-four family residential mortgage loans. Moreover, if the economy slows, the negative impact to our market areas could result in higher delinquencies and credit losses. As a result, we will continue to make provisions for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial conditions and results of operations.

In addition to our internal processes for determining loss allowances, bank regulatory agencies periodically review our allowance for loan losses and may require us to increase the provision for loan losses, to recognize further loan charge-offs, or to take other actions, based on judgments that differ from those of our management. If loan charge-offs in future periods exceed the allowance for loan losses, we will need to increase our allowance for loan losses. Furthermore, growth in our loan portfolio would generally lead to an increase in the provision for loan losses. Provisions for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, and results of operations and cash flows.

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

Factors such as monetary policy, inflation, recession, unemployment, money supply, global disorder, terrorist activity, instability in domestic and foreign financial markets, global pandemic, and other factors beyond our control, may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although we pursue an asset-liability management strategy designed to manage our risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

The Company may be required to transition from the use of the LIBOR interest rate index in the future.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London InterBank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of one week and two month U.S. dollar (USD) LIBOR settings is not guaranteed beyond December 31, 2021 and the remaining USD LIBOR settings beyond June 30, 2023. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations.

Changes in interest rates could affect our investment values and impact comprehensive income and stockholders’ equity.

At December 31, 2020, we had approximately $295.9 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2020, our available-for-sale securities had an unrealized gain, net of taxes, of $7.7 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. At December 31, 2020, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2020, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the Company’s local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, the Company’s market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; global pandemics, natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

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

We maintain a non-contributory defined benefit pension plan, which was frozen in 2008. The costs for this legacy pension plan are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. Without sustained growth in the pension investments over time to increase the value of our plan assets and depending upon the other factors impacting net income as listed above, we could be required to fund the plan with higher amounts of cash than are anticipated by our actuaries. Such increased funding obligations could have a material impact on our liquidity by reducing our cash flows.

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

Our ability to provide high-quality customer service and to operate efficiently and profitably is dependent on our ability to attract and retain qualified individuals for key positions within the organization. We rely heavily on our executive officers and employees. The loss of certain executive officers or employees could have an adverse effect on us because, as a community bank, the executive officers and employees typically have more responsibility than would be typical at a larger financial institution with more employees. In addition, due to our size as a community bank, we have fewer management-level and other personnel who are in position to succeed to and assume the responsibilities of certain existing executive officers and employees. If we expand geographically or expand to provide non-banking services, current management may not have the necessary experience for successful operation in these new areas. There is no guarantee that management would be able to meet these new challenges or that we would be able to retain new officers or personnel with the appropriate background and expertise.

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

In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources.

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

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and forms of the Securities and Exchange Commission (“SEC”). We also maintain a system of internal control over financial reporting. These controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, results of operations, and market for our common stock, and could subject us to regulatory scrutiny.

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

Our use of third party vendors and our other ongoing third party business relationships are subject to regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to demanding regulatory requirements and attention by our bank regulators. Banking regulations requires us to perform due diligence, ongoing monitoring and maintain control over our third party vendors and other ongoing third party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Future increases, if any, in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

The regulations issued by the Consumer Financial Protection Bureau have increased and may continue to increase our costs of operations.

The Consumer Financial Protection Bureau has broad powers to supervise and enforce consumer protection laws and broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau considers whether additional rules are needed and has direct examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, like us, are examined for compliance with these consumer laws by their primary bank regulators. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

We operate 26 full-service community banking offices located within the Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania and Broome County of New York. Seven offices are leased and the balance are owned by Peoples Bank.

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

As of February 28, 2021 there were approximately 3,794 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. It is the present intention of the Board of Directors to continue to pay quarterly cash dividends, however, the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. The Board declared on January 29, 2021 a first quarter dividend of $0.37 per share payable March 15, 2021. For information on dividend restrictions on the Company and Peoples Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2020:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
October 31, 2020	19,483	$35.98	188,388	51,040
November 30, 2020	3,904	$37.40	192,292	47,136
December 31, 2020	3,736	$37.18	196,028	43,400

On February 28, 2020, our board of directors authorized a common stock repurchase plan whereby we were authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases. That plan expired on December 31, 2020. On January 29, 2021, our board of directors authorized a new common stock repurchase plan whereby we are authorized to repurchase up to 4.9 percent of our outstanding common stock, or 353,422 shares.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the SNL Bank and Thrift Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2015, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2015, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

Total Return Performance
200
150
100
50
Index Value
Peoples Financial Services Corp.
Russell 2000 Index
SNL Bank and Thrift Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Peoples Financial Services Corp.	100.00	132.04	130.02	126.65	149.18	113.04
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61

Source: S& P Global Market Intelligence

©2021

Item 6.	Selected Financial Data.

Consolidated Selected Financial Data

(Dollars in thousands, except per share data)

Year Ended December 31	2020	2019	2018	2017	2016
Condensed statements of financial performance:
Interest income	$94,125	$93,381	$84,661	$74,242	$68,984
Interest expense	14,324	17,868	13,322	8,698	7,251
Net interest income	79,801	75,513	71,339	65,544	61,733
Provision for loan losses	7,400	6,100	4,200	4,800	5,000
Net interest income after provision for loan losses	72,401	69,413	67,139	60,744	56,733
Noninterest income	16,642	15,120	13,659	17,186	15,888
Noninterest expense	54,868	55,642	52,487	51,293	48,030
Income before income taxes	34,175	28,891	28,311	26,637	24,591
Provision for income tax expense	4,821	3,155	3,391	8,180	5,008
Net income	$29,354	$25,736	$24,920	$18,457	$19,583
Condensed statements of financial position:
Investment securities	$303,274	$338,557	$278,334	$281,822	$269,927
Net loans	2,150,638	1,915,563	1,801,887	1,674,105	1,517,004
Other assets	429,890	221,207	208,772	213,104	212,511
Total assets	$2,883,802	$2,475,327	$2,288,993	$2,169,031	$1,999,442
Deposits	$2,437,113	$1,971,489	$1,875,022	$1,719,018	$1,588,757
Short-term borrowings	50,000	152,150	86,500	123,675	82,700
Long-term debt	14,769	32,733	37,906	49,734	58,134
Subordinated debt	33,000
Other liabilities	32,043	19,945	10,951	11,628	13,233
Stockholders’ equity	316,877	299,010	278,614	264,976	256,618
Total liabilities and stockholders’ equity	$2,883,802	$2,475,327	$2,288,993	$2,169,031	$1,999,442
Per share data:
Net income - basic	$4.02	$3.48	$3.37	$2.50	$2.65
Net income - diluted	4.00	3.47	3.37	2.50	2.65
Cash dividends declared	1.44	1.37	1.31	1.26	1.24
Stockholders’ equity	$43.92	$40.47	$37.66	$35.82	$34.71
Cash dividends declared as a percentage of net income	35.83%	39.37%	38.90%	50.49%	46.83%
Average common shares outstanding - basic	7,304,956	7,395,429	7,397,797	7,395,837	7,396,716
Average common shares outstanding - diluted	7,337,843	7,412,369	7,402,900	7,395,837	7,396,716

Selected ratios (based on average balances):
Net income as a percentage of total assets	1.09%	1.10%	1.12%	0.90%	1.02%
Net income as a percentage of stockholders’ equity	9.48	8.87	9.21	7.02	7.64
Stockholders’ equity as a percentage of total assets	11.48	12.37	12.14	12.77	13.36
Tier I capital as a percentage of adjusted total assets	9.28	10.14	10.03	9.94	10.16
Net interest income as a percentage of earning assets	3.25	3.58	3.59	3.69	3.77
Loans, net, as a percentage of deposits	95.70%	96.83%	99.55%	96.50%	95.81%

Selected ratios and data (based on period end balances):
Tier I capital as a percentage of risk-weighted assets	12.16%	11.90%	11.95%	11.85%	12.49%
Total capital as a percentage of risk-weighted assets	15.10	13.04	13.10	12.95	13.51
Allowance for loan losses as a percentage of loans, net	1.26	1.17	1.17	1.12	1.04
Nonperforming loans as a percentage of loans, net	0.45%	0.52%	0.53%	0.67%	0.90%

Note: Average balances were calculated using average daily balances. Average balances for loans include nonaccrual loans. Tax-equivalent adjustments were calculated using the prevailing statutory tax rate of 21.0% for 2020, 2019, and 2018 and 35.0% for the years 2017 and 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2020 versus 2019

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2019 versus 2018 contained in this Annual Report on Form 10-K.

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

You should not place undue reliance on any forward-looking statement and should consider the uncertainties and risks discussed in the “Risk Factors” in Part I, Item 1A of this Annual Report, among others, and in any of our subsequent SEC filings. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. Notes to the Consolidated Financial Statements referred to in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are incorporated by reference into the MD&A. Certain prior period amounts have been reclassified to conform with the current year’s presentation.

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

Operating Environment:

On March 11, 2020, the World Health Organization declared a coronavirus, identified as COVID-19, a global pandemic. In the United States, the rapid spread of the COVID-19 virus invoked various federal, state and local authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on travel, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. Concerns about the spread of the disease and its anticipated negative impact on economic activity severely disrupted domestic financial markets prompting the Federal Reserve System’s FOMC to aggressively cut the target federal funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets which continue to be in place.

The rate cuts in March marked the fourth and fifth cut in the overnight rate in the most recent monetary easing cycle, which began in July 2019 after the most recent high for the target range for federal funds of 2.25% to 2.50% which was in December 2018. Overall inflation lags below the FOMC’s long-term desired 2% level for items other than food and energy. The consumer price index (“CPI”) registered 1.6% for the 12 months ended December 31, 2020, down from 1.7% for the 12 months ended September 30, 2020 but higher than the 1.2% reading for the 12 months ended June 30, 2020. The all items index increased 1.4% for the 12 months ending December 31, 2020, level from the 1.4% registered for the 12 months ending September 30, 2020 and up from the reading for the 12 months ending June 30, 2020 which was 0.6%. As the U.S. economy rebounded from the initial slowdown in the second quarter of 2020 that was brought on by the nation wide shutdown, Gross domestic product (“GDP”), the value of all goods and services produced in the nation, grew in the fourth quarter at a 2.1% annualized rate, in line with consensus forecasts, which followed a third quarter 2020 reading of a 33.4% annualized rate, better than the consensus forecast of 32.0% for the quarter. Personal consumption increased by 1.7% during the fourth quarter.

The employment situation deteriorated in New York and Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing December 31, 2020 to December 31, 2019. Projections for our local market unemployment are not readily available, however the most current economic statistics as of January 31, 2021 show continuing jobless claims of over 4.5 million. This indicates a significant improvement from the peak of 17 million jobless claims from 2020, but it remains elevated as does the unemployment rate at 8.1% on a national level per the latest report from the Bureau of Labor Statistics at December 31, 2020. By comparison, the unemployment rate was 8.8% at quarter end September 30, 2020 and 13.0% at quarter end June 30, 2020. Prior to the economic fallout of the COVID-19 pandemic, the highest recorded unemployment rate in recent history was 9.9% in 2009 during the Great Recession. As the pandemic continues to remain a focus of the economic recovery, elevated unemployment rates could have an adverse effect on our credit quality and may result in increased credit losses within the loan portfolio in future periods. On a national level, as with our regional and local economies, employment conditions deteriorated in 2020. The civilian labor force decreased 4.0 million, while the number of people employed decreased 8.9 million in 2020. As a result, the annual unemployment rate for the U.S. increased in 2020 when compared to 2019.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2020 and 2019, are summarized as follows:

	2020	2019
United States	8.1%	3.7%
New York (statewide)	10.0	4.0
Pennsylvania (statewide)	9.1	4.1
Broome County	8.3	4.6
Bucks County	8.4	3.6
Lackawanna County	9.9	4.6
Lebanon County	7.9	3.7
Lehigh County	9.5	4.3
Luzerne County	11.2	5.4
Monroe County	11.6	5.1
Montgomery County	7.8	3.3
Northampton County	9.0	4.2
Schuylkill County	9.3	5.1
Susquehanna County	7.5	4.1
Wayne County	9.5	4.4
Wyoming County	8.7%	4.6%

With respect to the banking industry, net income for all FDIC-insured banks in 2020 totaled $147.9 billion, a decrease of $84.9 billion or 36.5 percent from 2019. The decline was primarily attributable to the increased provisioning due to the decline in economic conditions in the first six months of 2020. Approximately 53.7 percent of all institutions reported higher net income in 2020, while only 3.9 percent reported net losses, up slightly from last year’s reported 3.6 percent unprofitable institutions. Loan loss provisions of $132.2 billion in 2020 were $77.1 billion or 140.0 percent more than banks set aside in 2019. Net interest income decreased for the first time in seven years, by $20.0 billion or 3.7 percent. Noninterest income was $15.9 billion or 6.0 percent above the level of 2019. Realized gains on sales of investments were $8.1 billion compared to $4.0 billion in 2019. Total noninterest expense increased $32.9 billion or 6.9 percent comparing 2020 and 2019. The return on average assets for 2020 was 0.72 percent compared to 1.29 percent in 2019.

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within the Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania and Broome County of New York.

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

Total assets, loans and deposits were $2.9 billion, $2.2 billion and $2.4 billion, respectively, at December 31, 2020. Total assets, loans and deposits grew 16.5 percent, 12.4 percent and 23.6 percent, respectively, compared to 2019 year-end balances.

The loan portfolio consisted of $1.8 billion of business loans, including commercial and commercial real estate loans, and $360.7 million in retail loans, including residential mortgage and consumer loans at December 31, 2020. Total investment securities were $303.3 million at December 31, 2020, including $295.9 million of investment securities classified as available-for sale and $7.2 million classified as held-to-maturity. Total deposits consisted of $622.5 million in noninterest-bearing deposits and $1.8 billion in interest-bearing deposits at December 31, 2020.

Stockholders’ equity equaled $316.9 million, or $43.92 per share, at December 31, 2020, and $299.0 million, or $40.47 per share, at December 31, 2019. Our equity to asset ratio was 11.0 percent and 12.1 percent at those respective period ends. Dividends declared for the 2020 amounted to $1.44 per share representing 35.8 percent of net income.

Nonperforming assets equaled $10.5 million or 0.48 percent of loans, net and foreclosed assets at December 31, 2020, as the balance remained the same, however, the percentage was lower when compared to $10.5 million or 0.54 percent at December 31, 2019. The allowance for loan losses equaled $27.3 million or 1.26 percent of loans, net, at December 31, 2020, compared to $22.7 million or 1.17 percent at year-end 2019. Loans charged-off, net of recoveries equaled $2.7 million or 0.13 percent of average loans in 2020, compared to $4.8 million or 0.26 percent of average loans in 2019.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2020, our portfolio consisted primarily of short-term U.S. Treasury and government agency securities, which provide a source of liquidity and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

During March 2020, the FOMC took aggressive actions to cut the targeted federal funds rate 150 basis points to a range of 0.00% to 0.25% in an effort to help protect the U.S. economy from COVID-19.  At their January 2021 meeting, the FOMC decided to keep the target range for the federal funds rate at 0 to 1/4 percent and expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee's assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time. Furthermore, the Committee stated it is committed to using its full range of tools to support the U.S. economy during the COVID-19 pandemic. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio.

Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury security. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt and taxable state and municipal obligations. The yield on the 2-year U.S. Treasury ranged from a low of 10 basis points to a high of 160 basis points during 2020 before ending the year at 12 basis points. The yield on the 10-year U.S. Treasury ranged from a low of 39 basis points to a high of 189 basis points while ending 2020 at 91 basis points. Since bond prices move inversely to yields, we experienced an increase in the aggregate fair value of our investment portfolio when comparing December 31, 2020 to December 31, 2019 due to lower market rates at year end 2020. The net unrealized holding gains included in our available-for-sale investment portfolio were $9.7 million at December 31, 2020 compared to a gain of $1.8 million at December 31, 2019. We reported net unrealized holding gain, included as a separate component of stockholders’ equity of $7.7 million, net of income taxes of $2.0 million, at December 31, 2020, and an unrealized holding gain of $1.4 million, net of income taxes of $0.4 million, at December 31, 2019. An increase in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2020, indicated that should general market rates increase by 100, 200 or 300 basis points, we would anticipate declines of 4.8 percent, 9.9 percent and 14.9 percent in the market value of our portfolio.

The carrying values of the major classifications of investment securities and their respective percentages of total investment securities for the past three years are summarized as follows:

Distribution of investment securities (Dollars in thousands)

	2020		2019		2018
December 31,	Amount	%	Amount	%	Amount	%
U.S. Treasury securities	$18,905	6.23%	$24,128	7.13%	$25,592	9.20%
U.S. government-sponsored enterprises	65,188	21.49	87,110	25.73	92,818	33.35
State and municipals:
Taxable	55,366	18.26	34,898	10.31	13,853	4.98
Tax-exempt	63,843	21.05	67,015	19.79	92,809	33.34
Corporate debt securities	1,000	0.33
Residential mortgage-backed securities:
U.S. government agencies	3,728	1.23	8,501	2.51	12,671	4.55
U.S. government-sponsored enterprises	81,606	26.91	103,621	30.60	34,261	12.31
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	13,500	4.45	12,861	3.80	6,039	2.17
Common equity securities	138	0.05	423	0.13	291	0.10
Total	$303,274	100.00%	$338,557	100.00%	$278,334	100.00%

Investment securities decreased $35.3 million, to $303.3 million at December 31, 2020, from $338.6 million at December 31, 2019. At December 31, 2020, the investment portfolio consisted of $295.9 million of investment securities classified as available-for-sale and $7.2 million classified as held-to-maturity. Investment cash flow was used to fund the loan pipeline prior to the economic slowdown brought on by COVID-19 during the first quarter of 2020. For the majority of the remainder of 2020, investment cash flow was directed to overnight federal funds sold, as management focused on increasing liquidity in the uncertain economic environment. As the level of overnight funds increased, our Asset Liability Committee recommended a strategy to deploy a portion of those funds back into the investment portfolio through purchases of primarily taxable and tax-free municipal bonds and mortgage-backed securities to mitigate risk in a flat and down rate environment. Security purchases totaled $107.2 million in 2020, with purchases consisting of longer term taxable and tax-exempt municipal securities and mortgage-backed securities. Investment purchases in 2019 amounted to $124.5 million.

Repayments of investment securities totaled $85.0 million in 2020 and $58.2 million in 2019. During the first quarter of 2020, the Company sold $26.5 million of low-yielding short-term municipal bonds resulting in a gain of $267 thousand. The proceeds were used to fund higher yielding loans. Additionally, two mortgage-backed securities were sold during the second half of 2020 with proceeds totaling $38.3 million and gains recognized of $651 thousand due to favorable market rates. Sales of $9.7 million of low-yielding municipal securities during 2019 resulted in a gain of $23 thousand. We continually analyze the investment portfolio with respect to its exposure to various risk elements.

The composition of our investment portfolio changed during 2020 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. government-sponsored enterprise securities comprised 27.7 percent of our total portfolio at yearend 2020 compared to 32.9 percent at the end of 2019. Tax-exempt municipal obligations increased as a percentage of the total portfolio to 21.1 percent at year-end 2020 from 19.8 percent at the end of 2019, however the total balance declined as the sales of $26.5 million, maturities and bond calls offset the new purchases. Taxable municipals increased as a percentage of the total portfolio to 18.3 percent at year-end 2020 from 10.3 percent at the end of 2019 as the sector provided value opportunities. The weighted average life of the investment portfolio lengthened to 4.3 years at December 31, 2020 from 3.7 years at year end 2019, while the effective duration of the investment portfolio increased to 4.4 years at December 31, 2020 from 3.6 years at December 31, 2019.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2020, 2019 and 2018. For additional information related to OTTI refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $292.7 million and equaled 11.7 percent of average earning assets in 2020, compared to $279.4 million and 13.0 percent of average earning assets in 2019. The tax-equivalent yield on the investment portfolio decreased eleven basis points to 2.36 percent in 2020 from 2.47 percent in 2019. The decrease in the tax-equivalent yield is due primarily to cash flow from maturing and called bonds being reinvested into lower market rates.

At December 31, 2020 and 2019, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment portfolio at December 31, 2020, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment securities (Dollars in thousands)

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2020	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$7,097	1.81%	$11,808	2.09%					$18,905	1.98%
U.S. government-sponsored enterprises	30,254	1.62	31,432	1.69	$37	4.37%	$3,465	2.24%	65,188	1.71
State and municipals:
Taxable			4,173	5.10	16,959	2.35	34,234	2.15	55,366	2.42
Tax-exempt			2,031	4.39	5,163	2.65	56,649	2.88	63,843	2.91
Corporate debt securities					1,000	4.25			1,000	4.25
Residential mortgage-backed securities:
U.S. government agencies			536	1.93			3,192	3.51	3,728	3.27
U.S. government-sponsored enterprises	65	0.77	1,547	2.57	9,030	2.86	70,964	1.85	81,606	1.97
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises			6,557	2.27	6,943	2.67			13,500	2.47
Total	$37,416	1.66%	$58,084	2.22%	$39,132	2.62%	$168,504	2.29%	$303,136	2.24%

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

The composition of the loan portfolio at year-end for the past five years is summarized as follows:

Distribution of loan portfolio (Dollars in thousands)

	2020		2019		2018		2017		2016
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$679,286	31.19%	$522,957	26.98%	$494,134	27.10%	$476,199	28.12%	$408,814	26.67%
Real estate:
Commercial	1,137,990	52.25	1,011,423	52.18	907,803	49.79	786,210	46.44	700,144	45.67
Residential	277,414	12.74	301,378	15.55	299,876	16.45	287,935	17.01	289,781	18.90
Consumer	83,292	3.82	102,482	5.29	121,453	6.66	142,721	8.43	134,226	8.76
Total loans	2,177,982	100.00%	1,938,240	100.00%	1,823,266	100.00%	1,693,065	100.00%	1,532,965	100.00%
Less: allowance for loan loss	27,344		22,677		21,379		18,960		15,961
Net loans	$2,150,638		$1,915,563		$1,801,887		$1,674,105		$1,517,004

From a lending perspective, organic loan growth, with the exception of PPP loans, slowed during 2020 as we focused on managing our existing portfolio during the pandemic. We participated in the CARES Act, Paycheck Protection Program, a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation related business operating costs. During 2020, we had approved 1,450 PPP loans totaling $217.5 million. Substantially all of the loans were made to existing customers, funded under the two year PPP loan program. PPP loan forgiveness commenced during the fourth quarter of 2020 with $27.8 million being received. We expect the majority of the remaining $189.7 million to be forgiven during 2021. In addition, the Company is participating in the 2021 second round of PPP lending and has received approval by the SBA on 605 applications totaling $80.7 million. These loans closed during January and February.

Overall, total loans increased $239.7 million or 12.4 percent in 2020 to $2.2 billion at December 31, 2020. Excluding PPP loans, loan growth totaled $50.0 million or 2.6%. Business loans, including commercial loans and commercial real estate loans, were $1.8 billion or 83.4 percent of total loans at December 31, 2020, and $1.5 billion or 79.2 percent at year-end 2019. Residential mortgages and consumer loans totaled $360.7 million or 16.6 percent of total loans at year-end 2020 and $403.9 million or 20.8 percent at year-end 2019. Loan growth, excluding PPP loans, was significantly affected by the economic slowdown resulting from COVID-19. Total loan growth, excluding PPP loans, of $50.0 million was primarily attributable to increases in our commercial real estate portfolio which grew $126.6 million in 2020 due to continued success of our strategy to expand in larger markets with strong growth potential, and strong organic growth in our legacy markets. Our expansion strategy commenced during 2014 in the Lehigh Valley with a community banking office and team of dedicated lenders and has expanded with two additional branch offices and additional teams of experienced lenders and credit professionals. Growth is also due to our presence in the Greater Delaware Valley, first by opening a branch office in King of Prussia in 2016, and most recently during the first quarter of 2020 with the opening of a branch in Doylestown and recruitment of two experienced lenders. Further growth was attained by our entrance into Central Pennsylvania with a branch office in Lebanon, staffed with a team of lending professionals during the middle of 2018. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we continue to be well received in these new markets as we are in our existing markets.

Residential mortgage loans decreased $24.0 million during 2020 as low market rates due to the FOMC’s actions to cut rates in response to the adverse economic impact of the pandemic, were an incentive for borrowers to refinance their current mortgages. We sold the majority of our residential mortgage originations into the secondary market instead of holding the mortgages in portfolio to mitigate interest rate risk. Consumer loans declined $19.2 million during 2020 primarily from the run-off in our indirect automobile portfolio due to pricing changes.

Loans averaged $2.1 billion in 2020, compared to $1.9 billion in 2019. Taxable loans averaged $2.0 billion, while tax-exempt loans averaged $124.9 million in 2020. The loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 85.1 percent in 2020, a decrease from 86.6 percent in 2019.

The tax-equivalent yield on our loan portfolio decreased 55 basis points to 4.16 percent in 2020 from 4.71 percent in 2019 due to lower yields on new loan originations, the repricing lower of floating and adjustable rate loans due to the decrease in market rates beginning during the second half of 2019 and continuing into 2020, and the low 1% interest rate on PPP loans. In the first quarter of 2020 we decreased our prime lending rate 150 basis points after reducing it 75 basis points during the second half of 2019 all in response to the FOMC cutting its targeted federal funds rate. Our prime rate ended the year at 3.25%. The lower prime rate has resulted in lower loan yields which can be evidenced by evaluating 2020 quarterly loan yields, which ranged from 4.55 percent in the first quarter to 3.97 percent in the fourth quarter. The yield on the loan portfolio may continue to be under pressure as repayments on loans are replaced with new originations at current market rates, floating and adjustable rate loans continue to reprice lower, PPP loans continue to be included in the portfolio and competition continues to prompt more aggressive pricing for high quality fixed rate intermediate term loans, thus providing downward momentum in loan yields.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2020, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio (Dollars in thousands)

	Within one	After one but	After five
December 31, 2020	year	within five years	years	Total
Maturity schedule:
Commercial	$330,653	$194,997	$153,636	$679,286
Real estate:
Commercial	229,025	588,135	320,830	1,137,990
Residential	78,593	153,686	45,135	277,414
Consumer	40,025	42,249	1,018	83,292
Total	$678,296	$979,067	$520,619	$2,177,982

Predetermined interest rates	$379,085	$494,988	$156,492	$1,030,565
Floating or adjustable interest rates	299,211	484,079	364,127	1,147,417
Total	$678,296	$979,067	$520,619	$2,177,982

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

In an attempt to limit interest rate risk (“IRR”) and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Market interest rates began to fall during the final six months of 2019 as the FOMC cut the targeted federal funds rate three times and continued to fall as the FOMC cut the targeted federal funds rate 150 basis points in March 2020 in response to COVID-19. Given our IRR to flat or falling rates, we placed emphasis on originating longer-term fixed-rate and adjustable-rate loans with interest rate floors. Fixed-rate loans represented 47.3 percent of the loan portfolio at December 31, 2020, compared to floating or adjustable-rate loans at 52.7 percent. Approximately 31.1 percent of the loan portfolio is expected to reprice within the next 12 months.

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

The contractual amounts of off-balance sheet commitments at year-end for the past three years are summarized as follows:

Distribution of off-balance sheet commitments (Dollars in thousands)

December 31	2020	2019	2018
Commitments to extend credit	$336,667	$290,517	$294,122
Unused portions of lines of credit	55,391	52,168	51,790
Commercial letters of credit	34,428	45,018	33,275
Total	$426,486	$387,703	$379,187

We record a valuation allowance for off-balance sheet credit losses, if deemed necessary, separately as a liability. The valuation allowance amounted to $122 thousand and $45 thousand at December 31, 2020 and 2019. We do not anticipate that losses, if any, that may occur as a result of funding off-balance sheet commitments, would have a material adverse effect on our operating results or financial position.

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

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2020. Payments for deposits and borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used based upon our historical experience, the total amounts of these commitments do not necessarily reflect future cash requirements.

	December 31, 2020
			Over One Year	Over Three Years
		One Year or	Through	Through
(Dollars in thousands)	Total	Less	Three Years	Five Years	Over Five Years
Contractual Obligations:
Time Deposits	$319,693	$223,247	$62,998	$22,415	$11,033
Short-term borrowings	50,000	50,000
FHLB advances	14,769	12,058	2,711	-
Subordinated debt	33,000				33,000
Operating leases	8,281	611	1,178	992	5,500
Total	$425,743	$285,916	$66,887	$23,407	$49,533
Other commitments:
Commitments to extend credit	$393,871	$335,019	$1,378	$	$57,474
Standby letters of credit	36,859	36,859
Total	$430,730	$371,878	$1,378	$	$57,474

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

Distribution of nonperforming assets (Dollars in thousands)

December 31	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial	$3,359	$3,336	$776	$860	$934
Real estate:
Commercial	2,642	2,765	2,328	3,454	7,016
Residential	869	1,144	2,574	2,994	2,961
Consumer	111	261	212	177	155
Total nonaccrual loans	6,981	7,506	5,890	7,485	11,066
Troubled debt restructured loans:
Commercial	920	1,302	1,438	1,577	1,150
Real estate:
Commercial	1,310	283	719	836	141
Residential	588	608	622	661	618
Total troubled debt restructured loans	2,818	2,193	2,779	3,074	1,909
Accruing loans past due 90 days or more:
Real estate:
Commercial			73
Residential	71	378	850	548	558
Consumer				186	286
Total accruing loans past due 90 days or more	71	378	923	734	844
Total nonperforming loans	9,870	10,077	9,592	11,293	13,819
Foreclosed assets	632	450	376	284	393
Total nonperforming assets	$10,502	$10,527	$9,968	$11,577	$14,212
Nonperforming loans as a percentage of loans, net	0.45%	0.52%	0.53%	0.67%	0.90%
Nonperforming assets as a percentage of loans, net and foreclosed assets	0.48%	0.54%	0.55%	0.68%	0.93%

Our nonperforming assets remained relatively stable decreasing $25 thousand or 0.2 percent at December 31, 2020 when compared to the end of 2019, however, we experienced improvement in our asset quality ratios as evidenced by a decrease in nonperforming assets as a percentage of loans, net and foreclosed assets to 0.48 percent from 0.54 percent, and nonperforming loans as a percentage of loans, net to 0.45 percent from 0.52 percent. The slight decrease in balances resulted from a $0.5 million decrease in nonaccrual loans due to the transfer of a $0.4 million residential mortgage to other real estate owned, offset by an increase in troubled debt restructurings of $0.6 million. The increase of $0.6 million in troubled debt restructured loans resulted from a $1.0 million increase in commercial real estate loans due to the addition of one restaurant related credit and two small business loans adversely impacted by the economic slowdown caused by COVID-19, partially offset by a decrease to commercial loans of $0.4 million due to a partial charge off to one credit and principal payments. We believe the three credits added are all adequately secured. Total accruing loans past due ninety days or more decreased $0.3 million to partially offset the increases. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

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

A reconciliation of the allowance for loan losses including charge-offs and recoveries by major loan category for the past five years are summarized as follows:

Reconciliation of allowance for loan losses (Dollars in thousands)

December 31	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of period	$22,677	$21,379	$18,960	$15,961	$12,975
Loans charged-off:
Commercial	2,771	3,314	154	173	776
Real estate:
Commercial	144	817	1,250	706	858
Residential	247	477	405	533	339
Consumer	317	459	545	737	495
Total	3,479	5,067	2,354	2,149	2,468
Loans recovered:
Commercial	525	69	137	20	86
Real estate:
Commercial	16	1	136	124	122
Residential	57	29	98	44	69
Consumer	148	166	202	160	177
Total	746	265	573	348	454
Net loans charged-off	2,733	4,802	1,781	1,801	2,014
Provision for loan losses	7,400	6,100	4,200	4,800	5,000
Allowance for loan losses at end of period	$27,344	$22,677	$21,379	$18,960	$15,961

Ratios:
Net loans charged-off as a percentage of average loans outstanding	0.13%	0.26%	0.10%	0.11%	0.14%
Allowance for loan losses as a percentage of period end loans	1.26%	1.17%	1.17%	1.12%	1.04%

The allowance for loan losses increased $4.6 million to $27.3 million at December 31, 2020, from $22.7 million at the end of 2019. The increase resulted from a provision for loan losses of $7.4 million less net loans charged-off of $2.7 million. Changes made during the first six months of 2020 to the qualitative factors, which related to economic decline resulting from the adverse impact of the COVID-19 crisis, was the primary reason for the higher provision. Commercial loan charge-offs were $2.8 million and included a $1.1 partial write down of a specific credit relationship, which has been subsequently paid off in January 2021, a charge-off of $0.6 million to a specific commercial credit during the first quarter and $0.9 million related to a group of small business lines of credit in our Greater Delaware Valley market. Commercial loan recoveries increased $0.5 million and included $0.2 million related to the group of small business lines of credit in the Greater Delaware Valley market and $0.2 million on a separate credit. We charged-off $3.3 million of commercial loans in 2019 substantially all of which were in the fourth quarter. Included in this amount was $2.3 million related to certain small business lines of credit in our Greater Delaware Valley market and $1.0 million of other commercial loan relationships.

The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.26 percent at the end of 2020, 1.17 percent at the end of 2019, respectively. Excluding PPP loans that do not carry an allowance for losses due to a 100 percent government guarantee, the ratio equaled 1.38 percent at December 31, 2020.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $2.1 million to $2.7 million in 2020 from $4.8 million in 2019. Net charge-offs, as a percentage of average loans outstanding, equaled 0.13 percent in 2020 and 0.26 percent in 2019.

Allocation of the allowance for loan losses (Dollars in thousands)

The allocation of the allowance for loan losses for the past five years is summarized as follows:

	2020		2019		2018		2017		2016
December 31	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Specific:
Commercial	$947	0.20%	$363	0.24%	$50	0.12%	$159	0.15%	$225	0.18%
Real Estate:
Commercial	180	0.18	279	0.16	403	0.17	263	0.25	1,197	0.47
Residential	75	0.07	135	0.11	666	0.23	336	0.22	520	0.23
Consumer					60	0.01	8	0.01
Total specific	1,202	0.45	777	0.51	1,179	0.53	766	0.63	1,942	0.88
Formula:
Commercial	7,787	30.99	6,525	26.74	5,466	26.98	4,893	27.98	3,574	26.49
Real Estate:
Commercial	14,379	52.07	11,217	52.03	10,333	49.62	7,285	46.19	4,650	45.21
Residential	3,054	12.67	3,091	15.44	3,226	16.22	4,644	16.78	4,187	18.67
Consumer	922	3.82	1,067	5.28	1,175	6.65	1,372	8.42	1,608	8.75
Total formula	26,142	99.55	21,900	99.49	20,200	99.47	18,194	99.37	14,019	99.12
Total allowance	$27,344	100.00%	$22,677	100.00%	$21,379	100.00%	$18,960	100.00%	$15,961	100.00%

The allowance for loan losses account increased $4.6 million to $27.3 million at December 31, 2020, compared to $22.7 million at December 31, 2019. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 increased $0.4 million to $1.2 million at December 31, 2020, from $0.8 million at December 31, 2019 and the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $4.2 million to $26.1 million at December 31, 2020, from $21.9 million at December 31, 2019. The increase in the specific portion of the allowance was a result of a decrease in measured impairment for collateral dependent loans.  The increase in the formula portion was primarily the result of a significant increase in volume and an increase in the historical loss factor for commercial loans, due to the increase in charge-offs during 2019.

The coverage ratio, the allowance for loan losses, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 277.0 percent at December 31, 2020 and 225.0 percent at December 31, 2019. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2020.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $465.6 million or 23.6 percent to $2.4 billion at the end of 2020. The increase in deposits is due to organic growth in customer relationships throughout all our markets, higher customer savings rates, and PPP loan proceeds retained coupled with additional deposits by our commercial borrowers. Total deposits include $23.0 million of brokered certificates of deposit. Noninterest-bearing deposits grew $159.2 million or 34.4 percent while interest-bearing deposits increased $306.4 million or 20.3 percent in 2020. Noninterest-bearing deposits represented 25.5 percent of total deposits while interest-bearing deposits accounted for 74.5 percent of total deposits at December 31, 2020. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 23.5 percent and 76.5 percent of total deposits at year end 2019. With regard to noninterest-bearing deposits, personal checking accounts increased $61.1 million or 28.8 percent, while commercial checking accounts increased $98.6 million or 39.3 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the decrease in short-term market rates.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $356.2 million in 2020. Commercial interest-bearing transaction accounts increased $215.8 million, while personal interest-bearing transaction accounts increased $79.5 million. Savings accounts increased $61.0 million during 2020 as customers saved a higher percentage of the government stimulus in safe liquid accounts. The strong growth in our non-maturity deposits was due to continuing our strategic initiative to grow our public fund deposits and continued organic growth in all our markets. Total time deposits decreased $49.8 million to $319.7 million at December 31, 2020 from $369.5 million at December 31, 2019. The decrease was due to depositors shifting funds to more liquid accounts and the redemption of a few large municipal accounts.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution (Dollars in thousands)

	2020		2019		2018
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$432,621	0.81%	$349,668	1.31%	$296,331	0.86%
NOW accounts	470,701	0.58	394,494	0.75	388,334	0.60
Savings accounts	404,628	0.12	380,175	0.13	389,557	0.13
Time deposits	355,030	1.40	367,666	1.90	291,499	1.36
Total interest-bearing	1,662,980	0.71%	1,492,003	1.01%	1,365,721	0.68%
Noninterest-bearing	555,459		434,676		395,287
Total deposits	$2,218,439		$1,926,679		$1,761,008

Total deposits averaged $2.2 billion in 2020 and $1.9 billion in 2019, increasing $291.8 million or 15.1 percent comparing 2020 to 2019. Average noninterest-bearing deposits increased $120.8 million, while average interest-bearing accounts grew $171.0 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $183.6 million while average total time deposits decreased $12.6 million when comparing 2020 and 2019.

Our cost of interest-bearing deposits decreased 30 basis points to 0.71 percent in 2020 from 1.01 percent in 2019. Specifically, the cost of money market accounts decreased 50 basis points to 0.81 percent from 1.31 percent, NOW accounts decreased 17 basis points and the cost of time deposits decreased 50 basis points to 1.40 percent comparing 2020 and 2019. The decreases to the cost of our interest-bearing deposits was the result of our initiative to reduce premium rates being paid on core deposit relationships and the reduction of stated rates across all deposit products. The reductions are directly related to the FOMC’s decision to decrease the target federal funds rate 225 basis points from July

2019 to March 2020, first in response to economic slowdown and most recently due to the COVID-19 crisis. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates and we continue to lower all our interest-bearing deposit rates to mitigate compression to our net interest margin.

Volatile deposits, time deposits $100 or more, averaged $200.3 million in 2020, a decrease of $30.3 million or 13.2 percent from $230.6 million in 2019. Our average cost of these funds decreased 70 basis points to 1.46 percent in 2020, from 2.16 percent in 2019. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

Maturities of time deposits $100 thousand or more, which entirely consist of certificates of deposits, for the past three years are summarized as follows:

Maturity distribution of time deposits $100 thousand or more (Dollars in thousands)

December 31	2020	2019	2018
Within three months	$41,569	$72,825	$27,659
After three months but within six months	65,863	80,707	21,546
After six months but within twelve months	53,660	46,582	48,904
After twelve months	50,997	56,144	124,933
Total	$212,089	$256,258	$223,042

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB-Pgh. During the first four months of 2020 we relied on this type of funding due to seasonal outflows of municipal deposits. As deposit balances surged during the final six months of 2020 due to government stimulus and increases in commercial and municipal accounts, short-term borrowings with the FHLB were paid down. At year end 2020, we maintained a high on-balance sheet liquidity position and expect limited utilization of the credit facility during 2021. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar proceeding by or against the Company.

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

The FOMC, in response to the uncertainty of the pandemic, cut the federal funds target rate 150 basis points during the first quarter of 2020 to a targeted range of 0.00 to 0.25 percent after the target rate 75 basis points during the second half of 2019 due to economic weakness. The timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2020.

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

Interest rate sensitivity (Dollars in thousands)

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2020	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$15,905				$15,905
Federal funds sold	183,000				183,000
Investment securities	15,008	$51,033	$121,014	$116,219	303,274
Total loans	768,837	320,990	882,966	205,189	2,177,982
Loans held for sale	837				837
Total rate-sensitive assets	$983,587	$372,023	$1,003,980	$321,408	$2,680,998
Rate-sensitive liabilities:
Money market accounts	$496,634				$496,634
NOW accounts	201,833		$365,254		567,087
Savings accounts			431,224		431,224
Time deposits less than $100 thousand	13,223	$42,262	45,445	$6,674	107,604
Time deposits $100 thousand or more	41,569	119,523	45,948	5,049	212,089
Short-term borrowings	50,000				50,000
Long-term debt	526	11,615	2,628		14,769
Subordinated debt			33,000		33,000
Total rate-sensitive liabilities	$803,785	$173,400	$923,499	$11,723	$1,912,407
Rate-sensitivity gap:
Period	$179,802	$198,623	$80,481	$309,685
Cumulative	$179,802	$378,425	$458,906	$768,591
RSA/RSL ratio:
Period	1.22	2.15	1.09	27.42
Cumulative	1.22	1.39	1.24	1.40	1.40

At December 31, 2020, we had cumulative one-year RSA/RSL ratio of 1.39, a positive gap. At December 31, 2019, we had cumulative one-year RSA/RSL of 0.98, a negative gap. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and the action of the FOMC to cut short-term rates to near zero during the first quarter of 2020 and their commitment to hold rates near zero for the foreseeable future, the focus of ALCO has been to maintain a well-balanced IRR position in order to safeguard future earnings during this historical low-rate environment and from potential risk to falling interest rates. During 2020 ALCO took steps to reduce our positive gap position and guard against rates unchanged or down through the origination of fixed rate loans and the investment in longer term, fixed rate municipal securities and longer duration U.S. government-sponsored mortgage-backed securities. Additionally, an initiative to reduce funding costs was executed to mitigate the adverse impact to net interest income from the low rates ALCO will continue to focus efforts on strategies in 2021 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $427.4 million or 46.0 percent increase in RSA partially offset by a $30.6 million or 3.2 percent increase in RSL maturing or repricing within one year. The increase in RSA resulted primarily from a $247.7 million increase in total loans, net of unearned income, resulting from an increase in commercial lending, which primarily involves loans with adjustable-rate terms that reprice in the near term. An increase of $183.0 million in federal funds sold from a surge in non-maturity deposits and a cautious approach to adding longer term assets at historically low rates also resulted in the higher RSA when comparing 2020 to 2019.

With respect to the $30.6 million increase in RSL maturing or repricing within a twelve month time horizon, non-maturity deposits increased $181.0 million due to customers seeking liquid accounts and saving at a higher percentage due to the economic uncertainty of the pandemic. The growth in deposits resulted in lower short-term borrowings of $102.1 million. Time deposits $100 thousand or more also declined when comparing year end 2020 to 2019 as a number of large accounts matured and customers sought more liquid alternatives.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2021, would increase at 4.3 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2021 and anticipate employing deposit and loan pricing strategies and directing the reinvestment of loan and investment payments and prepayments in order to maintain our target IRR position.

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

Our liquidity position is impacted by several factors which include, among others, loan origination volumes, loan and investment maturity structure and cash flows, demand for core deposits and certificate of deposit maturity structure and retention. We manage these liquidity risks daily, thus enabling us to monitor fluctuations in our position and to adapt our position according to market influence and balance sheet trends. We also forecast future liquidity needs and develop strategies to ensure adequate liquidity at all times.

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2020, our maximum borrowing capacity with the FHLB-Pgh was $807.0 million of which $64.8 million was outstanding in borrowings and $218.4 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

We maintain a contingency funding plan to address liquidity in the event of a funding crisis. Examples of some of the causes of a liquidity crisis include, among others, natural disasters, pandemics, war, events causing reputational harm and severe and prolonged asset quality problems. The plan recognizes the need to provide alternative funding sources in times of crisis that go beyond our core deposit base. As a result, we have created a funding program that ensures the availability of various alternative wholesale funding sources that can be used whenever appropriate. Identified alternative funding sources include:

●	FHLB-Pgh liquidity contingency line of credit;
●	Federal Reserve discount window;
●	Internet certificates of deposit;
●	Brokered deposits;
●	Institutional Deposit Corporation deposits;
●	Repurchase agreements; and
●	Federal funds purchased.

We have increased our borrowing capacity at the Federal Reserve by establishing a borrower-in-custody of collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve. At December 31, 2020 our borrowing capacity at the Federal Reserve related to this program was $156.6 million and there were no amounts outstanding. Additionally, we may utilize the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) by pledging PPP loans as collateral. At December 31, 2020, $189.7 million would be available to borrow for a term equal to the maturity date of the loan pledged. However, no new extensions of credit will be made under the PPPLF after March 31, 2021 unless the Federal Reserve Board and the Department of Treasury determine to extend the PPPLF. There are no amounts outstanding under the PPPLF at December 31, 2020.

Based on our liquidity position at December 31, 2020, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2020. At December 31, 2020, our noncore funds consisted of time deposits in denominations of $100 thousand or more, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2020, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 2.8 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled negative 1.3 percent due to our short-term investments being greater than the non-core funding. Comparatively, our ratios equaled 17.8 percent and 14.4 percent at the end of 2019, which indicates a significant decrease in our reliance on noncore funds in 2020. Moreover, our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 8.7 percent at December 31, 2020, from 5.7 percent at December 31, 2019. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $197.0 million for the year ended December 31, 2020. For the year ended December 31, 2019, cash and cash equivalents decreased $1.5 million. During 2020, cash provided by operating and financing activities more than offset cash used in investing activities.

 Operating activities provided net cash of $37.2 million in 2020 and $37.1 million in 2019. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $361.1 million in 2020. Net cash provided by financing activities was $146.2 million in 2019. Deposit gathering, which is our predominant financing activity, increased in both 2020 and 2019. Deposit gathering provided a net cash inflow in 2020 of $465.6 million and $96.5 million in 2019. Short-term borrowings decreased net cash by $102.2 million in 2020 while a net increase in short-term borrowings of $65.6 million increased net cash provided by financing activities in 2019. Deposit gathering in 2020 was also partially offset by a $18.0 million net decrease in long-term debt as well as cash dividends paid of $10.5 million. The issuance of $33.0 million of subordinated debt in 2020 also contributed to the increase. In 2019, deposit gathering was partially offset by a net $5.2 million repayments of long-term debt and cash dividends paid of $10.1 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $201.2 million in 2020. Net cash used in investing activities was $184.7 million in 2019. Net cash used in lending activities was $241.3 million in 2020, an increase from $120.0 million in 2019. Activities related to our investment portfolio provided net cash of $43.0 million in 2020 and used cash of $56.6 million in 2019.

We anticipate maintaining a relatively stable liquidity position in 2021. Our continued growth in the expanding Lehigh Valley and King of Prussia markets coupled with our maturing Lebanon County office and expected growth in Doylestown, Bucks County is expected to produce strong loan demand throughout 2021. We expect to fund such demand through deposit gathering initiatives, payments and prepayments on loans and investments and advances from the FHLB. Moreover, if economic conditions were to weaken, as they did during 2020, it may result in increased interest in bank deposits, as consumers seek safety for their balances. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions continue to improve, deposit gathering may be negatively impacted as depositors seek alternative investments or increase spending. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2021.

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

Our ALCO reviews our capital position, generally, quarterly. As part of its review, the ALCO considers: (i) the current and expected capital requirements, including the maintenance of capital ratios in excess of minimum regulatory guidelines; (ii) potential changes in the market value of our securities due to interest rates changes and effect on capital; (iii) projected organic and inorganic asset growth; (iv) the anticipated level of net earnings and capital position, taking into account the projected asset/liability position and exposure to changes in interest rates; (v) significant deteriorations in asset quality; and (vi) the source and timing of additional funds to fulfill future capital requirements.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.2 percent and 11.9 percent at December 31, 2020 and 2019, respectively. Our Total capital ratio was 15.1 percent and 13.0 percent at December 31, 2020 and 2019, respectively. The increase in the total capital ratio is due to the issuance of $33.0 million of subordinated debt which qualified as Tier 2 capital. Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.2 percent and 13.7 percent at December 31, 2020 and 11.9 percent and 11.6 percent at December 31, 2019. Our Leverage ratio, which equaled 9.3 percent at December 31, 2020 and 10.1 percent at December 31, 2019, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.7 percent, 15.0 percent and 10.1 percent at December 31, 2020, and 11.6 percent, 12.8 percent and 9.9 percent at December 31, 2019. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2020. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $316.9 million or $43.92 per share at December 31, 2020, and $299.0 million or $40.47 per share at December 31, 2019. Stockholders’ equity grew $17.9 million in 2020 as net income and a decrease in accumulated other comprehensive loss offset the payment of dividends and the Company’s repurchase of its shares.

We declared dividends of $1.44 per share in 2020, $1.37 per share in 2019, and $1.31 per share in 2018. The dividend payout ratio, dividends declared as a percent of net income, equaled 35.8 percent in 2020, 39.4 percent in 2019 and 38.9 percent in 2018. Our board of directors intends to continue paying cash dividends in the future and has declared a cash dividend in the first quarter of 2021 of $0.37 per share. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases. During 2020 we repurchased and retired 181,417 shares for $6.9 million under the then current plan. We purchased and retired 14,428 shares for $0.6 million during 2019. There were no shares purchased or retired in 2018.

Review of Financial Performance:

Net income totaled $29.4 million or $4.00 per diluted share in 2020 an increase of 14.1% when compared to $25.7 million or $3.47 per diluted share in 2019. The increase in earnings in 2020 is the result of higher pre-provision net interest income of $4.3 million due primarily to lower funding costs, higher noninterest income of $1.5 million and lower noninterest expense of $0.7 million which were partially offset by an increase of $1.3 million to the provision for loan losses and a $1.7 million increase to the income tax provision. The results for 2020 include a $0.9 million net gain on the sale of debt securities included in noninterest income. Return on average assets (“ROAA”) and return on average equity

(“ROAE”) were 1.09 percent and 9.48 percent for the year ended December 31, 2020. ROAA was 1.10 percent and ROAE was 8.87 percent for the year ended December 31, 2019.

Tax-equivalent net interest income, a non-GAAP measure, was $81.1 million in 2020 and $77.2 million in 2019. Our net interest margin equaled 3.25 percent in 2020 and 3.58 percent in 2019. Noninterest income totaled $16.6 million in 2020 and $15.1 million in 2019. Noninterest expense was $54.9 million for the year ended December 31, 2020 compared to $55.6 million for the year ended December 31, 2019. Our productivity is measured by the operating efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 56.0 percent in 2020 and 59.6 percent in 2019.

Non-GAAP Financial Measures (Dollars in thousands)

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2020, 2019, and 2018.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2020, 2019 and 2018:

Year ended December 31	2020	2019	2018
Interest income (GAAP)	$94,125	$93,381	$84,661
Adjustment to FTE	1,306	1,644	1,672
Interest income adjusted to FTE (non-GAAP)	95,431	95,025	86,333
Interest expense	14,324	17,868	13,322
Net interest income adjusted to FTE (non-GAAP)	$81,107	$77,157	$73,011

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2020, 2019, and 2018:

Year ended December 31	2020	2019	2018
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$54,868	$55,642	$52,487
Less: amortization of intangible assets expense	606	730	881
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	54,262	54,912	51,606

Net interest income (GAAP)	79,801	75,513	71,339
Plus: taxable equivalent adjustment	1,306	1,644	1,672
Noninterest income (GAAP)	16,642	15,120	13,659
Less: net gains (losses) on equity securities	(6)	132
Less: net gains on sale of assets	918	23	291
Net interest income (FTE) plus noninterest income (non-GAAP)	$96,837	$92,122	$86,379

Efficiency ratio (non-GAAP)	56.0%	59.6%	59.7%

Net Interest Income:

Net interest income is the fundamental source of earnings for commercial banks. Moreover, fluctuations in the level of net interest income can have the greatest impact on net profits. Net interest income is defined as the difference between interest revenue, interest and fees earned on interest-earning assets, and interest expense, the cost of interest-bearing liabilities supporting those assets. The primary sources of earning assets are loans and investment securities, while interest-bearing deposits and borrowings comprise interest-bearing liabilities. Net interest income is impacted by:

●	Variations in the volume, rate and composition of earning assets and interest-bearing liabilities;
●	Changes in general market interest rates; and
●	The level of nonperforming assets.

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of average earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pretax yields lower than their taxable counterparts. Therefore, in order to make the net interest margin analysis more comparable, tax-exempt income and yields are reported in this analysis on a tax-equivalent basis using the prevailing federal statutory tax rate.

Similar to all banks, we consider the maintenance of an adequate net interest margin to be of primary concern. The current economic environment has been very challenging for the banking industry given the adverse impact of the pandemic and interest rates at historical lows. In addition to market rates and competition, nonperforming asset levels are of particular concern for the banking industry and may place additional pressure on net interest margins. Nonperforming assets may stabilize or worsen given the uncertainty of the national and global economies, particularly the labor markets. No assurance can be given as to how general market conditions will change or how such changes will affect net interest income. Therefore, we believe through prudent deposit and loan pricing practices, careful investing, and constant monitoring of nonperforming assets, our net interest margin will remain strong.

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

Net interest income changes due to rate and volume (Dollars in thousands)

	2020 vs 2019			2019 vs 2018
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$1,195	$(10,883)	$12,078	$8,136	$3,469	$4,667
Tax-exempt	(725)	(187)	(538)	813	320	493
Investments:
Taxable	904	(111)	1,015	505	22	483
Tax-exempt	(886)	203	(1,089)	(941)	(202)	(739)
Interest-bearing deposits	(26)	(98)	72	57	1	56
Federal funds sold	(56)	(216)	160	122		122
Total interest income	406	(11,292)	11,698	8,692	3,610	5,082
Interest expense:
Money market accounts	(1,073)	(2,001)	928	2,028	1,507	521
NOW accounts	(200)	(710)	510	609	571	38
Savings accounts	8	(23)	31	9	21	(12)
Time deposits less than $100	71	(174)	245	276	368	(92)
Time deposits $100 or more	(2,062)	(1,468)	(594)	2,727	1,143	1,584
Short-term borrowings	(794)	(1,220)	426	(1,096)	617	(1,713)
Long-term debt	(529)	(366)	(163)	(7)	71	(78)
Subordinated debt	1,035		1,035
Total interest expense	(3,544)	(5,962)	2,418	4,546	4,298	248
Net interest income - non-GAAP	$3,950	$(5,330)	$9,280	$4,146	$(688)	$4,834

Tax-equivalent net interest income, a non-GAAP measure, was $81.1 million in 2020 and $77.2 million in 2019. Interest and net fees earned on the PPP loans totaled $3.8 million in 2020. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $9.3 million. A rate variance resulted in a decrease in net interest income of $5.3 million as assets repriced quicker than liabilities.

Average earning assets increased $340.6 million to $2.5 billion in 2020 from $2.2 billion in 2019 and accounted for a $11.7 million increase in interest income. Average loans, net increased $257.5 million, including $148.3 million of PPP loans, which caused interest income to increase $11.5 million. Average taxable investments increased $46.3 million comparing 2020 and 2019, which resulted in increased interest income of $1.0 million while average tax-exempt investments decreased $33.1 million, which resulted in a decrease to interest income of $1.1 million.

Average interest-bearing liabilities grew $204.4 million to $1.8 billion in 2020 from $1.6 billion in 2019 resulting in a net increase in interest expense of $2.4 million. Large denomination time deposits averaged $30.3 million less in 2020 and caused interest expense to decrease $0.6 million. An increase of $17.7 million in average time deposits less than $100 thousand increased interest expense by $0.2 million. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $183.6 million, which in aggregate caused a $1.5 million increase in interest expense. Short-term borrowings averaged $20.8 million more and increased interest expense $0.4 million while long-term debt averaged $6.7 million less and decreased interest expense by $0.2 million comparing 2020 and 2019. The issuance of $33.0 million of subordinated debt during June 2020 caused interest expense to increase $1.0 million.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 59 basis points while there was a 33 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $5.3 million comparing 2020 and 2019. The tax-equivalent yield on earning assets was 3.82 percent in 2020 compared to 4.41 percent in 2019 resulting in a decrease in interest income of $11.3 million. With the tax-equivalent yield on the investment portfolio decreasing 11 basis points to 2.36 percent in 2020 from 2.47 percent in 2019, interest income decreased $0.1 million. The tax-equivalent yield on the loan portfolio decreased 55 basis points to 4.16 percent in 2020 from 4.71 percent in 2019 and resulted in a decrease to interest income of $11.1 million.

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on all major categories of interest-bearing liabilities. Specifically, the cost of money market and NOW accounts decreased 50 basis points and 17 basis points comparing 2020 and 2019. These decreases resulted in a decrease in interest expense of $2.7 million. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 13 basis points while time deposits $100 thousand or more decreased 70 basis points, which together resulted in a $1.6 million decrease in interest expense. The average rate paid on short-term borrowings decreased 160 basis points in 2020 when compared to 2019, causing a $1.2 million decrease in interest expense. Interest expense decreased $0.4 million from a 90 basis point decrease in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2020, 2019 and 2018.

 Summary of net interest income (Dollars in thousands)

	2020			2019
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,998,178	$83,683	4.19%	$1,726,582	$82,488	4.78%
Tax-exempt	124,898	4,729	3.79	138,975	5,454	3.92
Investments:
Taxable	248,059	5,423	2.19	201,743	4,519	2.24
Tax-exempt	44,607	1,491	3.34	77,693	2,377	3.06
Interest-bearing deposits	17,288	39	0.23	3,493	65	1.86
Federal funds sold	62,072	66	0.11	6,023	122	2.03
Total interest earning assets	2,495,102	95,431	3.82%	2,154,509	95,025	4.41%
Less: allowance for loan losses	25,848			22,145
Other assets	227,695			212,989
Total assets	$2,696,949			$2,345,353
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$432,621	3,510	0.81%	$349,668	4,583	1.31%
NOW accounts	470,701	2,741	0.58	394,494	2,941	0.75
Savings accounts	404,628	504	0.12	380,175	496	0.13
Time deposits less than $100	154,772	2,066	1.33	137,059	1,995	1.46
Time deposits $100 or more	200,258	2,918	1.46	230,607	4,980	2.16
Short-term borrowings	83,716	848	1.01	62,941	1,642	2.61
Long-term debt	38,560	702	1.82	45,253	1,231	2.72
Subordinated debt	19,295	1,035	5.36
Total interest-bearing liabilities	1,804,551	14,324	0.79%	1,600,197	17,868	1.12%
Noninterest-bearing deposits	555,459			434,676
Other liabilities	27,389			20,290
Stockholders’ equity	309,550			290,190
Total liabilities and stockholders’ equity	$2,696,949			$2,345,353
Net interest income/spread (non-GAAP)		$81,107	3.03%		$77,157	3.29%
Net interest margin			3.25%			3.58%
Tax-equivalent adjustments:
Loans		$993			$1,145
Investments		313			499
Total adjustments		$1,306			$1,644

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $3,833 in 2020, $1,622 in 2019 and $1,528 in 2018. The increase in 2020 is primarily due to net fees from PPP loans.

	2018
			Average
	Average	Interest Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,627,062	$74,352	4.57%
Tax-exempt	126,088	4,641	3.68
Investments:
Taxable	180,182	4,014	2.23
Tax-exempt	101,475	3,318	3.27
Interest-bearing deposits	478	8	1.67
Federal funds sold
Total interest earning assets	2,035,285	86,333	4.24%
Less: allowance for loan losses	20,013
Other assets	213,617
Total assets	$2,228,889
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$296,331	2,555	0.86%
NOW accounts	388,334	2,332	0.60
Savings accounts	389,557	487	0.13
Time deposits less than $100	144,445	1,719	1.19
Time deposits $100 or more	147,054	2,253	1.53
Short-term borrowings	133,834	2,738	2.05
Long-term debt	48,189	1,238	2.57
Total interest-bearing liabilities	1,547,744	13,322	0.86%
Noninterest-bearing deposits	395,287
Other liabilities	15,202
Stockholders’ equity	270,656
Total liabilities and stockholders’ equity	$2,228,889
Net interest income/spread		$73,011	3.38%
Net interest margin (non-GAAP)			3.59%
Tax-equivalent adjustments:
Loans		$975
Investments		697
Total adjustments		$1,672

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $7.4 million in 2020 and $6.1 million in 2019. The higher provision for loan losses in 2020 resulted from changes made during the first six months to the qualitative factors, which related to economic decline resulting from the adverse impact of the COVID-19 crisis. Based on our most recent evaluation at

December 31, 2020, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio as of such date.

Noninterest Income:

Our noninterest income increased $1.5 million or 10.1 percent to $16.6 million in 2020 from $15.1 million in 2019. The increase in 2020 was driven primarily by higher mortgage banking revenue of $1.0 million due to increased refinance activity from low market rates which resulted in higher volume of loans sold into the secondary market. We also realized a $0.9 million net gain on the sale of investment securities in 2020 while the 2019 results included gains of $0.2 million. Commercial loan interest rate swap revenue was higher by $0.5 million due to an increased number and volume of transactions during 2020 compared to 2019. Service charges, fees and commissions decreased $0.4 million due to lower service charges on consumer and commercial deposit accounts of $0.8 million from a noticeable reduction in transaction volumes related to COVID-19. Bank owned life insurance (BOLI) death benefit proceeds included in service charges, fees and commissions for 2020 totaling $0.6 million partially offset the reduction. Merchant revenue declined $0.1 million or 15.3% and wealth management revenue declined $0.2 million or 15.9% due to lower transaction volumes in part to COVID-19.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense (Dollars in thousands)

Year ended December 31	2020	2019	2018
Salaries and employee benefits expense:
Salaries and payroll taxes	$24,912	$25,930	$23,557
Employee benefits	5,223	5,444	4,850
Salaries and employee benefits expense	30,135	31,374	28,407
Occupancy and equipment expenses:
Occupancy expense	5,960	5,994	6,236
Equipment expense	6,880	5,917	4,661
Occupancy and equipment expenses	12,840	11,911	10,897
Other expenses:
Merchant transaction expense	4	3	9
FDIC insurance and assessments	873	651	1,093
Professional fees and outside services	2,091	1,758	2,414
Other taxes	990	968	619
Stationery and supplies	697	753	773
Advertising	463	873	720
Amortization of intangible assets	606	730	881
Donations	1,357	1,441	1,339
Other	4,812	5,180	5,335
Other expenses	11,893	12,357	13,183
Total noninterest expense	$54,868	$55,642	$52,487

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 54.9 percent of the total noninterest expense. Salaries and employee benefits expense decreased $1.2 million or 3.9 percent to $30.1 million in 2020 from $31.4 million in 2019. Salaries and payroll taxes decreased $1.0 million or 3.9 percent and employee benefits expense decreased $0.2 million or 4.1 percent. The lower salary expense in 2020 was primarily due to deferred loan origination cost benefit which increased $1.4 million due to our origination of PPP loans in 2020. This higher benefit was partially offset by increases due to annual performance-based salary adjustments and additional lending professionals in our expansion markets. Employee benefits expense was lower due to lower health insurance costs and lower pension expense.

Occupancy and equipment expense increased $0.9 million or 7.8 percent to $12.8 million in 2020 from $11.9 million in 2019 due specifically to a 16.3 percent increase in equipment expense. The increase in equipment-related expenses was due in part to an investment in a software solution to streamline our PPP loan origination process, additional computer hardware to enable a larger percentage of our workforce to work remotely, and an investment in a new mobile/digital banking solution.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $11.9 million in 2020 and $12.4 million in 2019. FDIC insurance and assessments was higher by $0.2 million or 34.1 percent primarily attributed to the receipt of a credit in 2019 related to the Deposit Insurance Fund’s (DIF) minimum reserve ratio assessment.  Professional fees and outside services increased $0.3 million due to legal work related to loan workouts and PPP loans.  Advertising expenses decreased $0.4 million and other expenses, which include employee education, travel and entertainment expenses, decreased $0.4 million due to COVID-19.

Income Taxes:

Our income tax expense was $4.8 million in 2020 and $3.2 million in 2019. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. As a result, our effective tax rate was 14.1 percent in 2020 and 10.9 percent in 2019.

The effective tax rate in 2020 and 2019 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to- moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2020 and 2019. We anticipate investment tax credits from these investments to be $1.1 million again in 2021. Over the next five years, we will recognize aggregate tax credits from our investments in these projects of $3.4 million.

Management’s Discussion and Analysis 2019 versus 2018

(Dollars in thousands, except per share data)

Operating Environment:

The United States economy continued to show signs of expansion in 2019, as the real gross domestic product (“GDP”), the value of all goods and services produced in the nation, grew at an annual rate of 2.1 percent (estimated) in the fourth quarter. This followed third quarter growth of 2.1 percent in real GDP. The economy grew at a solid 2.3 percent for all of 2019. GDP grew at a rate of 2.9 percent in 2018 by comparison. The Federal Reserve Board’s Federal Open Market Committee (“FOMC”) decreased the federal funds rate three times in 2019 ending the year at a range of 1.50 percent to 1.75 percent. In lowering the key target range for the federal funds rate, the FOMC noted that the labor market remained strong and that economic activity had been rising at a moderate rate. Job gains had been solid and the unemployment rate has remained low. On the inflation front, it remains below the target rate of 2.0 percent and expectations for longer-term inflation remained little changed. The median forecast was for a federal funds rate of 1.3 percent by year-end 2020, implying that there would have been one additional rate cut in 2020.

On a national level, employment conditions improved in 2019. The civilian labor force increased 1.4 million, while the number of people employed increased 2.0 million in 2019. As a result, the annual unemployment rate for the U.S. fell in 2019 when compared to 2018. All sectors of employment, reported employment gains from the end of 2018.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2019 and 2018, are summarized as follows:

	2019	2018
United States	3.7%	3.9%
New York	4.0	4.1
Pennsylvania	4.1	4.3
Broome County	4.6	4.9
Bucks County	3.6	3.8
Lackawanna County	4.6	4.6
Lehigh County	4.3	4.6
Luzerne County	5.4	5.4
Monroe County	5.1	5.3
Montgomery County	3.3	3.4
Northampton County	4.2	4.4
Schuylkill County	5.1	5.2
Susquehanna County	4.1	4.0
Wayne County	4.4	4.8
Wyoming County	4.6%	4.5%

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

Review of Financial Position:

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

Loan Portfolio:

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

Asset Quality:

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

Our cost of interest-bearing deposits increased 33 basis points to 1.01 percent in 2019 from 0.68 percent in 2018. Specifically, the cost of money market accounts increased 45 basis points to 1.31 percent from 0.86 percent and NOW accounts increased 15 basis points while the cost of time deposits increased 54 basis points to 1.90 percent comparing 2019 and 2018. The increases to the cost of interest-bearing transaction deposits and time deposits was the result of the increase in short-term market rates resulting from the FOMC’s action to raise the targeted federal funds rate four times during 2018 and the continued elevated short term market rates as the yield curve remained flat despite the FOMC’s action in the second half of 2019 to cut the federal funds rate three times. In response to the FOMC’s actions in 2019, we have decreased rates on time deposits and engaged in an initiative to reduce premium rates being paid to retain our core deposit relationships both in our legacy market and expansion markets in order to reduce our overall deposit costs.

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

At December 31, 2019, we had cumulative one-year RSA/RSL ratio of 0.98, a slightly negative gap. At December 31, 2018, we had cumulative one-year RSA/RSL of 1.07, a positive gap. As previously mentioned, a negative gap indicated that if interest rates increase, our earnings would likely be adversely impacted. Given the then current economic conditions and the action of the FOMC to cut short-term rates during the second half of 2019 and the uncertainty of future actions to either cut or raise short-term rates in 2020, the focus of ALCO had been to maintain a well-balanced IRR position in order to safeguard future earnings from potential risk to falling interest rates. During 2019 ALCO took steps to reduce the magnitude of our positive gap position and guard against rates unchanged or down through the origination of five year fixed rate loans and the investment in longer term, fixed rate municipal securities and longer duration U.S. government-sponsored mortgage-backed securities.

The change in our cumulative one-year ratio from the 2018 year-end resulted from a $168.5 million or 21.7 percent increase in RSL coupled with a $91.9 million or 11.0 percent increase in RSA maturing or repricing within one year. The increase in RSL resulted primarily from a $102.0 million increase in time deposits $100 thousand or more and an increase in short-term borrowings of $65.6 million. The majority of the increase in the time deposit balances was due to rate sensitive customers seeking higher rates with terms less than twelve months. The increase in short-term borrowings was due to purchasing $55.0 million of mortgage-backed securities with short-term funding during the fourth quarter of 2019.

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

Net Interest Income:

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

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $6.1 million in 2019 and $4.2 million in 2018. The higher provision for loan losses in 2019 was a direct result of significant loan growth and an increase in charge-offs, which created an increase in our calculated allowance. As previously discussed, the increase in charge-offs in 2019 was primarily related to commercial loans and specifically to small business lines of credit originated in our Greater Delaware Valley market. Based on our evaluation at December 31, 2019, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio as of such date.

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

Noninterest Expense:

Noninterest expense was $55.6 million for the year ended December 31, 2019 compared to $52.5 million for the year ended December 31, 2018.

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 56.4 percent of the total noninterest expense in 2019. Salaries and employee benefits expense increased $3.0 million or 10.4 percent to $31.4 million in 2019 from $28.4 million in 2018. Salaries and payroll taxes increased $2.4 million or 10.1 percent, while employee benefits expense increased $594 thousand or 12.2 percent. Annual performance-based salary adjustments as well as costs associated with our expansion into south central Pennsylvania and the addition of seasoned lending and support personnel in the region provided the majority of the increase.

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

The effective tax rate in 2019 and 2018 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2019 and 2018. We anticipate investment tax credits from these investments to be $1.1 million again in 2020. Over the years 2020-2024, we will recognize aggregate tax credits from our investments in these projects of $4.5 million.

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

A bank with a high degree of IRR may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, banks must carefully evaluate IRR to promote safety and soundness in their activities. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. The Asset Liability Committee (“ALCO”) is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Generally quarterly, ALCO reports on the status of liquidity and interest rate risk matters to the Company’s board of directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, risk and profitability goals and are within policy limits.

The Company utilizes the pricing and structure of loans and deposits, the size and duration of the investment securities portfolio, the size and duration of the wholesale funding portfolio, and off-balance sheet interest rate contracts to manage interest rate risk. The off-balance sheet interest rate contracts may include interest rate swaps, caps and floors. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to terms of the contract. The notional amount of the interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. See Note 15 to the Audited Consolidated Financial Statements for additional information.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2020 and December 31, 2019, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at December 31, 2020 indicated a lower starting level of net interest income (“NII”) compared to the December 31, 2019 model as the balance sheet spread contracted 46 basis points due primarily to lower asset yields resulting from the action of the FOMC to cut the targeted federal funds rate 225 basis points since the second half of 2019. Our interest rate profile depicts a relatively well matched position in the near term. As the simulation timeline progresses, a benefit to rising rates emerges while a flat to falling rate scenario presents challenges to the annual run rate of NII. This position at December 31, 2020 was similar to the position indicated by simulation as of December 31, 2019.

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

In response to the economic disruption and uncertainty brought on by the COVID-19 pandemic, the FOMC lowered the federal funds target rate a total of 150 basis points in two emergency actions during March 2020 with an expectation that the Committee will maintain a low interest rate environment for the foreseeable future. Given the Company's current asset/liability position, the significantly lower market interest rates have had and may continue to have a negative impact on our earning asset yields and variable-rate loans indexed to prime, LIBOR or other market rates.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2020, based on our simulation model, is summarized as follows:

	December 31, 2020
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	18.7	(20.0)	33.6	(40.0)
+300	13.7	(20.0)	27.1	(30.0)
+200	8.8	(10.0)	19.6	(20.0)
+100	4.3	(10.0)	11.7	(10.0)
Static
-100	0.7	(10.0)	(24.1)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2020, would increase at 4.3 percent from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (LIBOR). The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of one week and two month U.S. dollar (USD) LIBOR settings is not guaranteed beyond December 31, 2021 and the remaining USD LIBOR settings beyond June 30, 2023. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. The Company has material contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company is currently monitoring this activity and evaluating the risks involved.

Item 8.Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (Company) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – General Component Qualitative Factors

As discussed in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $27.3 million at December 31, 2020 and consists of specific and general components of $1.2 million and $26.1 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured on a rolling twelve-quarter basis for all loans. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in classified loans, delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factor component of the allowance for loan losses included the following, among others:

●	Obtaining an understanding of the relevant controls related to the allowance for loan losses and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review, and approval of the qualitative factors, and the completeness and accuracy of data used in determining qualitative factors.

●	Evaluation of the appropriateness of management’s methodology for estimating the allowance for loan losses.
●	Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments by agreeing them to internal and external source data.
●	Testing of management’s conclusions regarding the appropriateness of the qualitative factor adjustments and agreement of any changes therein to the allowance for loan losses calculation.

Goodwill Impairment Evaluation

The Company has recorded goodwill of $63.4 million. As discussed in Note 1 to the consolidated financial statements, goodwill is not amortized but is tested for impairment at least annually. Impairment exists when the fair value of the reporting unit is less than its carrying amount. Due to volatility in its stock price and economic conditions resulting from the COVID-19 pandemic, the Company engaged a third-party valuation specialist to perform a quantitative test of goodwill impairment at June 30, 2020 using a discounted cash flow analysis (income approach) and estimates of selected market information (market approach). Each approach was weighted 50%. The determination of the fair value of the Company requires management to make significant estimates and assumptions including, among other things, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. At December 31, 2020, its annual impairment testing date, the Company performed a qualitative review to determine if changes since June 30, 2020 resulted in a conclusion that it was more likely than not that fair value was less than carrying value. The Company concluded fair value continued to be in excess of carrying value at December 31, 2020.

We identified the goodwill impairment assessment as a critical audit matter due to the degree of auditor judgment in performing procedures over the key assumptions noted above.

Our audit procedures performed to address this critical matter included the following, among others:

●	Obtaining an understanding of internal controls relevant to the goodwill impairment assessment and testing such controls for design and operating effectiveness, including controls related to management’s establishment, review, and approval of the assumptions, including those used by the third-party valuation specialist, and the completeness and accuracy of data used.
●	Evaluation of the methodologies used in management’s analysis, including the weightings assigned to each approach and testing the completeness and accuracy of data used in management’s calculations.
●	Evaluation of management’s ability to forecast cash flows by comparing actual results to historical annual budgets.
●	Involvement of an employed valuation specialist to (1) evaluate the key assumptions and inputs used by the management’s third-party valuation specialist, including discount rate, terminal growth rate, control premium, and market comparable entities; and (2) test the overall reasonableness of fair value and conclusion of no impairment by calculating an independent expectation as of December 31, 2020.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2017.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Wilkes-Barre, Pennsylvania

March 16, 2021

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2020	2019
Assets:
Cash and due from banks:
Cash and due from banks	$29,287	$26,943
Interest-bearing deposits in other banks	15,905	4,210
Federal funds sold	183,000
Total cash and due from banks	228,192	31,153

Investment securities:
Available-for-sale	295,911	330,478
Equity investments carried at fair value	138	423
Held-to-maturity: Fair value December 31, 2020, $7,513; December 31, 2019, $7,889	7,225	7,656
Total investment securities	303,274	338,557
Loans	2,177,982	1,938,240
Less: allowance for loan losses	27,344	22,677
Net loans	2,150,638	1,915,563
Loans held for sale	837	986
Premises and equipment, net	47,045	47,932
Accrued interest receivable	8,255	6,981
Goodwill	63,370	63,370
Intangible assets, net	960	1,565
Bank owned life insurance	42,316	35,041
Other assets	38,915	34,179
Total assets	$2,883,802	$2,475,327

Liabilities:
Deposits:
Noninterest-bearing	$622,475	$463,238
Interest-bearing	1,814,638	1,508,251
Total deposits	2,437,113	1,971,489
Short-term borrowings	50,000	152,150
Long-term debt	14,769	32,733
Subordinated debentures	33,000
Accrued interest payable	736	1,277
Other liabilities	31,307	18,668
Total liabilities	2,566,925	2,176,317

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,215,202 shares at December 31, 2020 and 7,388,480 shares at December 31, 2019	14,431	14,777
Capital surplus	129,274	135,251
Retained earnings	171,023	152,187
Accumulated other comprehensive income (loss)	2,149	(3,205)
Total stockholders’ equity	316,877	299,010
Total liabilities and stockholders’ equity	$2,883,802	$2,475,327

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2020	2019	2018
Interest income:
Interest and fees on loans:
Taxable	$83,683	$82,488	$74,352
Tax-exempt	3,736	4,309	3,666
Interest and dividends on investment securities:
Taxable	5,334	4,435	3,799
Tax-exempt	1,178	1,878	2,621
Dividends	97	84	72
Interest on interest-bearing deposits in other banks	31	65	151
Interest on federal funds sold	66	122
Total interest income	94,125	93,381	84,661

Interest expense:
Interest on deposits	11,739	14,995	9,346
Interest on short-term borrowings	848	1,642	2,738
Interest on long-term debt	702	1,231	1,238
Interest on subordinated debt	1,035
Total interest expense	14,324	17,868	13,322
Net interest income	79,801	75,513	71,339
Provision for loan losses	7,400	6,100	4,200
Net interest income after provision for loan losses	72,401	69,413	67,139

Noninterest income:
Service charges, fees, commissions and other	6,809	7,236	7,575
Merchant services income	824	973	809
Commission and fees on fiduciary activities	2,125	2,087	2,036
Wealth management income	1,282	1,524	1,447
Mortgage banking income	1,595	600	627
Increase in cash surrender value of life insurance	774	755	757
Interest rate swap revenue	2,321	1,790	103
Net gains (losses) on equity investment securities	(6)	132	14
Net gains on sale of investment securities available-for-sale	918	23
Net gain on sale of credit card loans			291
Total noninterest income	16,642	15,120	13,659

Salaries and employee benefits expense	30,135	31,374	28,407
Net occupancy and equipment expense	12,840	11,911	10,897
Amortization of intangible assets	606	730	881
Professional fees and outside services	2,091	1,758	2,414
FDIC insurance and assessments	873	651	1,093
Donations	1,357	1,441	1,339
Other expenses	6,966	7,777	7,456
Total noninterest expense	54,868	55,642	52,487
Income before income taxes	34,175	28,891	28,311
Income tax expense	4,821	3,155	3,391
Net income	29,354	25,736	24,920

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	8,779	5,109	(2,014)
Reclassification adjustment for net gain on sales included in net income	(918)	(23)
Change in benefit plan liabilities	(1,398)	639	(591)
Change in derivative fair value	315	441	246
Other comprehensive income (loss)	6,778	6,166	(2,359)
Income tax expense (benefit)	1,424	1,295	(496)
Other comprehensive income (loss), net of income taxes	5,354	4,871	(1,863)
Comprehensive income	$34,708	$30,607	$23,648

Per share data:
Net income:
Basic	$4.02	$3.48	$3.37
Diluted	$4.00	$3.47	$3.37
Average common shares outstanding:
Basic	7,304,956	7,395,429	7,397,797
Diluted	7,337,843	7,412,369	7,402,900
Dividends declared	$1.44	$1.37	$1.31

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
For the Three Years Ended December 31, 2020	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2018	$14,793	$135,043	$121,353	$(6,213)	$264,976
Net income			24,920		24,920
Other comprehensive loss, net of income taxes				(1,861)	(1,861)
Reclassification related to adoption of ASU 2016-01			2	(2)
Dividends declared: $1.31 per share			(9,693)		(9,693)
Stock based compensation		272			272
Common stock grants awarded, net of unearned compensation of $92: 2,548 shares	5	(5)
Balance, December 31, 2018	14,798	135,310	136,582	(8,076)	278,614
Net income			25,736		25,736
Other comprehensive income, net of income taxes				4,871	4,871
Dividends declared: $1.37 per share			(10,131)		(10,131)
Stock based compensation		554			554
Common stock grants awarded, net of unearned compensation of $147: 3,854 shares	8	(8)
Share retirement: 14,428 shares	(29)	(605)			(634)
Balance, December 31, 2019	14,777	135,251	152,187	(3,205)	299,010
Net income			29,354		29,354
Other comprehensive income, net of income taxes				5,354	5,354
Dividends declared: $1.44 per share			(10,518)		(10,518)
Stock based compensation		570			570
Common stock grants awarded, net of unearned compensation of $520: 8,506 shares	17	(17)
Share retirement: 181,417 shares	(363)	(6,530)			(6,893)
Balance, December 31, 2020	$14,431	$129,274	$171,023	$2,149	$316,877

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$29,354	$25,736	$24,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,900	3,083	2,333
Amortization of right-of-use lease asset	744	398
Amortization of deferred loan fees, net	(2,236)	(164)	525
Amortization of intangibles	606	730	881
Amortization of low income housing partnerships	569	476	465
Provision for loan losses	7,400	6,100	4,200
Net unrealized (gain) loss on equity investment securities	35	(132)	(14)
Net (gain) loss on sale of other real estate owned	39	9	(21)
Net gain on sale of equity securities	(29)
Gain from bank owned life insurance			(368)
Loans originated for sale	(43,780)	(15,901)	(13,194)
Proceeds from sale of loans originated for sale	44,832	15,753	12,650
Net gain on sale of loans originated for sale	(903)	(89)	(99)
Net amortization of investment securities	1,084	1,668	2,206
Net gain on sale of investment securities available-for-sale	(918)	(23)
Net gain on sale of credit card loans held for sale			(291)
Increase in cash surrender value of life insurance	(774)	(755)	(757)
Deferred income tax expense (benefit)	(1,779)	394	(681)
Stock based compensation	570	554	272
Net change in:
Accrued interest receivable	(1,274)	134	(179)
Other assets	(12,268)	(3,363)	816
Accrued interest payable	(541)	82	698
Other liabilities	13,549	2,389	(1,736)
Net cash provided by operating activities	37,180	37,079	32,626
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	65,120	9,677
Proceeds from repayments of investment securities:
Available-for-sale	84,622	57,477	31,093
Held-to-maturity	427	697	898
Purchases of investment securities:
Available-for-sale	(107,196)	(124,501)	(32,709)
Net redemption of restricted equity securities	4,804	(2,739)	1,100
Proceeds from sale of student loan portfolio			5,103
Proceeds from sale of credit card loan portfolio			2,698
Net increase in lending activities	(241,307)	(119,998)	(141,277)
Investment in bank owned life insurance	(6,500)
Purchases of premises and equipment	(2,292)	(5,603)	(4,069)
Proceeds from the sale of premises and equipment	435		404
Proceeds from bank owned life insurance			672
Proceeds from sale of other real estate owned	647	269	1,281
Net cash used in investing activities	(201,240)	(184,721)	(134,806)
Cash flows from financing activities:
Net increase in deposits	465,624	96,467	156,004
Proceeds from long-term debt		16,000
Proceeds from Paycheck Protection Program Liquidity Facility	103,650
Repayment of Paycheck Protection Program Liquidity Facility	(103,650)
Proceeds from subordinated debentures	33,000
Repayment of long-term debt	(17,964)	(21,173)	(11,828)
Net increase (decrease) in short-term borrowings	(102,150)	65,650	(37,175)
Retirement of common stock	(6,893)	(634)
Cash dividends paid	(10,518)	(10,131)	(9,693)
Net cash provided by financing activities	361,099	146,179	97,308
Net increase in cash and cash equivalents	197,039	(1,463)	(4,872)
Cash and cash equivalents at beginning of period	31,153	32,616	37,488
Cash and cash equivalents at end of period	$228,192	$31,153	$32,616

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2020	2019	2018
Supplemental disclosures:
Cash paid during the period for:
Interest	$14,865	$17,786	$12,624
Income taxes	6,250	4,550	2,650
Noncash items:
Transfers of loans to other real estate	$1,163	$421	$1,432
Origination of mortgage servicing rights	318	172	141
Initial recognition of right-of-use assets	899	6,523
Initial recognition of lease liability	899	6,523

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania and Broome County of New York.

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

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within its market, many of which are larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

Peoples Financial Services Corp. and Peoples Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, the valuation of derivative instruments, determination of other-than-temporary impairment losses on securities and impairment of goodwill. Actual results could differ from those estimates.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Troubled debt restructured loans are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered can generally fall within the following categories:

●	Rate Modification — A modification in which the interest rate is changed to a below market rate.
●	Term Modification — A modification in which the maturity date, timing of payments or frequency of payments is changed.

●	Interest Only Modification — A modification in which the loan is converted to interest only payments for a period of time.
●	Payment Modification — A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.
●	Combination Modification — Any other type of modification, including the use of multiple categories above.

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass — A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
●	Special Mention — A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard — A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful — A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss — A loan classified as Loss is considered uncollectible and of such little value that its continuance as bankable loans is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

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

The formula portion of the allowance for loan losses relates to large pools of smaller-balance homogeneous loans and those identified loans considered not individually impaired having similar characteristics as these loan pools. Loss contingencies for each of the major loan pools are determined by applying a total loss factor to the current balance outstanding for each individual pool. The total loss factor is comprised of a historical loss factor using a loss migration method plus qualitative factors, which adjusts the historical loss factor for changes in trends, conditions and other relevant factors that may affect repayment of the loans in these pools as of the evaluation date. Loss migration involves determining the percentage of each pool that is expected to ultimately result in loss based on historical loss experience. The historical loss factor for each pool is a weighted average of the Company’s historical net charge-off ratio for the most recent rolling twelve quarters. Management adjusts these historical loss factors by qualitative factors that represents a number of environmental risks that may cause estimated credit losses associated with the current portfolio to differ from historical loss experience. These environmental risks include: (i) changes in lending policies and procedures including underwriting standards and collection, charge-off and recovery practices; (ii) changes in the composition and volume of the portfolio; (iii) changes in national, local and industry conditions, including the effects of such changes on the value of underlying collateral for collateral-dependent loans; (iv) changes in the volume and severity of classified loans, including past due, nonaccrual, troubled debt restructures and other loan modifications; (v) changes in the levels of, and trends in, charge-offs and recoveries; (vi) the existence and effect of any concentrations of credit and changes in the level of such concentrations; (vii) changes in the experience, ability and depth of lending management and other relevant staff; (viii) changes in the quality of the loan review system and the degree of oversight by the board of directors; and (ix) the effect of external factors such as competition, pandemics and legal and regulatory requirements on the level of estimated credit losses in the current loan portfolio. Each environmental risk factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses inherent in the loan portfolio as of December 31, 2020.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the consolidated statements of income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. The following is a discussion of revenues within the scope of the guidance:

●	Service charges, fees, commissions and other. Service charges, fees and commissions on deposit accounts include fees for banking services provided, overdrafts and non-sufficient funds. Revenue is generally recognized in accordance with published deposit account agreements for retail accounts or contractual agreements for commercial accounts. The Company’s deposit services also include our ATM and debit card interchange revenue that is presented gross of the associated costs. Interchange revenue is generated by the Company’s deposit customers’ usage and volume of activity. Interchange rates are not controlled by the Company, which effectively acts as processor that collects and remits payments associated with customer debit card transactions.
●	Commission and fees on fiduciary activities. Commission and fees on fiduciary activities includes fees and commissions from investment management, administrative and advisory services primarily for individuals, and to a lesser extent, partnerships and corporations. Revenue is recognized on an accrual basis at the time the services are performed and when the Company has a right to invoice and are based on either the market value of the assets managed or the services provided.
●	Wealth management income. Wealth management income includes fees and commissions charged when the Company arranges for another party to transfer brokerage services to a customer. The fees and commissions under this agent relationship are based upon stated fee schedules based upon the type of transaction, volume, and value of the services provided.
●	Merchant services income. Merchant services revenue is derived from a third party vendor that processes credit card transactions on behalf of the Company’s merchant customers. Merchant services revenue is primarily comprised of residual fee income based on the referred merchant’s processing volumes and/or margin.

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

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment has occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the consolidated statements of income and comprehensive income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2020.

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

The following methods and assumptions were used by the Company to construct the summary table in Note 14 containing the fair values and related carrying amounts of financial instruments measured at fair value:

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

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $462, $873 and $720, respectively.

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2020.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2017.

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

Earnings per share:

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to awards of restricted stock units, and are determined using the treasury stock method.

	2020		2019		2018
For the Year Ended December 31	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$29,354	$29,354	$25,736	$25,736	$24,920	$24,920
Average common shares outstanding	7,304,956	7,337,843	7,395,429	7,412,369	7,397,797	7,402,900
Earnings per share	$4.02	$4.00	$3.48	$3.47	$3.37	$3.37

Stock-based compensation:

The Company recognizes all share-based payments to employees in the consolidated statements of income and comprehensive income based on their fair values. The fair value of such equity instruments is recognized as an expense in the consolidated financial statements as services are performed. The Company has granted restricted stock awards and units to employees at a price equal to the fair value of the shares underlying the awards at the date of grant. The fair value of restricted stock awards and units are equivalent to the fair value on the date of grant and is amortized over the vesting period.

Recent accounting standards:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will have a material impact on the Company’s calculation and accounting for its allowance for loan losses as well as credit losses related to investment securities available-for-sale. A summary of significant provisions of this ASU is as follows:

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
●

In November 2019, the FASB voted to defer the adoption date for smaller reporting companies from 2020 to 2023. The Company qualified as a smaller reporting company at that time and therefore guidance is effective for the Company in 2023. The Company will record the effect of implementing this ASU through a cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, which provides changes to the disclosure requirements for defined benefit plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments are a result of the disclosure framework project that focuses on improvements to the effectiveness of disclosures in the notes to financial statements. The amendments remove and add certain disclosure requirements. The disclosure requirements being removed relating to public companies are (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, (2) the amount and timing of plan assets expected to be returned to the employer, (3) the 2001 disclosure requirement relating to Japanese Welfare Pension Insurance Law, (4) related party disclosures about the amount of future annual benefits covered by insurance, and (5) the effects of a one-percentage-point change in assumed health care cost trends on the benefit cost and obligation. The disclosure requirements being added relating to public companies are (1) the weighted-average interest crediting rates for cash balance plans, and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The Company adopted this guidance effective January 1, 2020. Adoption of this ASU did not have a material impact on its disclosures to the consolidated financial statements.

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

2. Cash and due from banks:

On March 26, 2020, the Board of Governors of the Federal Reserve System eliminated the reserve requirement for all depository institutions.  Prior to this date, the Company was required to maintain average reserve balances as established by the Federal Reserve Bank.  The required reserve balance was $2,545 at December 31, 2019.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$18,478	$427		$18,905
U.S. government-sponsored enterprises	63,834	1,354		65,188
State and municipals:
Taxable	53,297	2,099	$30	55,366
Tax-exempt	53,977	3,054	37	56,994
Residential mortgage-backed securities:
U.S. government agencies	3,553	154		3,707
U.S. government-sponsored enterprises	79,457	1,930	136	81,251
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,619	881		13,500
Corporate debt securities	1,000			1,000
Total	$286,215	$9,899	$203	$295,911
Held-to-maturity:
Tax-exempt state and municipals	$6,849	$275	$	$7,124
Residential mortgage-backed securities:
U.S. government agencies	21			21
U.S. government-sponsored enterprises	355	13		368
Total	$7,225	$288	$	$7,513

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$23,966	$162		$24,128
U.S. government-sponsored enterprises	87,156	181	$227	87,110
State and municipals:
Taxable	35,418	295	815	34,898
Tax-exempt	59,127	1,056	20	60,163
Residential mortgage-backed securities:
U.S. government agencies	8,368	112	10	8,470
U.S. government-sponsored enterprises	101,914	1,011	77	102,848
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,694	171	4	12,861
Total	$328,643	$2,988	$1,153	$330,478
Held-to-maturity:
Tax-exempt state and municipals	$6,852	$208	$	$7,060
Residential mortgage-backed securities:
U.S. government agencies	31			31
U.S. government-sponsored enterprises	773	25		798
Total	$7,656	$233	$	$7,889

The Company had net unrealized gains on available-for-sale securities of $7,660, net of deferred income taxes of $2,036 at December 31, 2020, and net unrealized gains on available-for-sale securities of $1,450, net of deferred income taxes of $385, at December 31, 2019. During 2020, the Company sold a pool of low-yielding short-term municipal bonds and two mortgage-backed securities and received proceeds totaling $64,841. Gross gains of $923 and gross losses of $5 were realized on the sale of investment securities in 2020. During 2019, the Company sold a pool of municipal bonds and received proceeds totaling $9,677 and realized gross gains of $66 and gross losses of $43.

At December 31, 2020, our equity security portfolio consisted of stock of one financial institution. During 2020, the Company sold its entire stock position in one other equity holding and received proceeds of $279 and recognized a gain of $29. At December 31, 2020 and December 31, 2019, we had $138 thousand and $423 thousand, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of Accumulated Other Comprehensive Income (“AOCI”), net of tax. At December 31, 2018, net unrealized gains of $3 thousand had been recognized in AOCI. On January 1, 2018, these unrealized gains, net of income tax were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. At December 31, 2020, the fair value of our equity portfolio was less than the cost basis by $15 thousand. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2020 and 2019.

Year Ended December 31,	2020	2019
Net gain (loss) recognized during the period on equity securities	$(6)	$132
Less: Net gain (loss) recognized during the period on equity securities sold during the period	29
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(35)	$132

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2020, is summarized as follows:

Fair
December 31, 2020	Value
Within one year	$37,351
After one but within five years	49,444
After five but within ten years	22,799
After ten years	84,357
193,951
Mortgage-backed and other amortizing securities	101,960
Total	$295,911

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2020, is summarized as follows:

	Amortized	Fair
December 31, 2020	Cost	Value
Within one year	$175	$178
After five but within ten years	324	344
After ten years	6,350	6,602
	6,849	7,124
Mortgage-backed securities	376	389
Total	$7,225	$7,513

Securities with a carrying value of $165,982 and $157,047 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2020 and 2019, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2020 and 2019, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$9,246	$30	$	$	$9,246	$30
Tax-exempt	6,786	37			6,786	37
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	11,553	135	284	1	11,837	136
Total	$27,585	$202	$284	$1	$27,869	$203

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored enterprises	$13,695	$149	$36,070	$78	$49,765	$227
State and municipals:
Taxable	23,929	815			23,929	815
Tax-exempt	2,684	19	1,098	1	3,782	20
Residential mortgage-backed securities:
U.S. government agencies	992	1	2,362	9	3,354	10
U.S. government-sponsored enterprises	36,939	51	3,751	30	40,690	81
Total	$78,239	$1,035	$43,281	$118	$121,520	$1,153

The Company had 26 investment securities, consisting of 12 tax-exempt and 8 taxable state and municipal obligations, and 6 mortgage-backed securities that were in unrealized loss positions at December 31, 2020. Of these securities, two mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2020.

There was no OTTI recognized for each of the years in the three-year period ended December 31, 2020.

Other assets include the Company’s investment in Visa Class B stock. The Company’s ownership includes shares acquired at no cost related to the Company’s prior ownership in Visa's network while Visa operated as a cooperative. The Company holds 44,982 shares of Visa Class B stock which, following resolution of Visa litigation, will be converted to Visa Class A shares (the conversion rate as of December 31, 2020 is 1.6228 shares of Class A stock for each share of Class B stock) for a total of 72,997 shares of Visa Class A stock.

There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value and is carried at cost.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2020 and 2019 are summarized as follows. Included in the commercial balances at December 31, 2020 are $189,699 of Paycheck Protection Program (“PPP”) loans. Net deferred loan fees of $2,058 were included in loan balances at December 31, 2020 and net deferred loan costs of $908 were included in the December 31, 2019 loan balances. The deferred loan fees in 2020 is a result of the origination of PPP loans.

	December 31, 2020	December 31, 2019
Commercial	$679,286	$522,957
Real estate:
Commercial	1,137,990	1,011,423
Residential	277,414	301,378
Consumer	83,292	102,482
Total	$2,177,982	$1,938,240

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $5,031 and $12,248 at December 31, 2020 and 2019, respectively. The decrease in loans outstanding is due to loan balances related to three former directors who retired in 2020. Advances and repayments during 2020 totaled $3,747 and $5,574, respectively, and during 2019 totaled $7,857 and $9,376, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2020 and 2019.

Deposits from related parties amounted to $9.0 million at December 31, 2020 and $12.9 million at December 31, 2019.

At December 31, 2020, the majority of the Company’s loans were at least partially secured by real estate in our market region. Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2020, 2019, and 2018 were as follows:

		Real estate
December 31, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(2,771)	(144)	(247)	(317)	(3,479)
Recoveries	525	16	57	148	746
Provisions	4,092	3,191	93	24	7,400
Ending balance	$8,734	$14,559	$3,129	$922	$27,344
Ending balance: individually evaluated for impairment	947	180	75		1,202
Ending balance: collectively evaluated for impairment	$7,787	$14,379	$3,054	$922	$26,142
Loans receivable:
Ending balance	$679,286	$1,137,990	$277,414	$83,292	$2,177,982
Ending balance: individually evaluated for impairment	4,297	3,952	1,546	111	9,906
Ending balance: collectively evaluated for impairment	$674,989	$1,134,038	$275,868	$83,181	$2,168,076

The allowance for loan losses increased $4.6 million to $27.3 million at December 31, 2020, from $22.7 million at the end of 2019. The increase resulted from a provision for loan losses of $7.4 million less net loans charged-off of $2.7 million. Changes made during the first six months of 2020 to the qualitative factors, which related to economic decline resulting from the adverse impact of the COVID-19 crisis, was the primary reason for the higher provision. Commercial loan charge-offs were $2.8 million and included a $1.1 million partial write down of a specific credit relationship, which has been subsequently paid off in January 2021 and $0.9 million related to a group of small business lines of credit in our Greater Delaware Valley market. Commercial loan recoveries increased $0.5 million and included $0.2 million related to the group of small business lines of credit in the Greater Delaware Valley market and $0.2 million on a separate credit. We charged-off $3.3 million of commercial loans in 2019 substantially all of which were in the fourth quarter. Included in this amount was $2.3 million related to certain small business lines of credit in our Greater Delaware Valley market and $1.0 million of other commercial loan relationships.

In March 2020, we identified certain issues with a group of small business lines of credit, all of which had been originated by one of our lenders. All of these lines of credit were subject to credit review at origination and were considered satisfactory at such time. As a number of these lines of credit entered our annual renewal process, we identified changes in the credit quality of the borrowers which warranted action. We commenced a full review of this lender’s portfolio, as well as a review of other loans in our portfolio with similar characteristics. As a result of our review, we determined a number of the small business lines of credit originated by the particular lender to be impaired and collection doubtful at December 31, 2019. As such, we charged-off $2.3 million of these loans and established a specific reserve of $0.3 million on one other line of credit retrospectively to December 31, 2019.  All remaining small business commercial lines of credit for this lender were downgraded to special mention.  We believe that all of the other loans in our portfolio with similar characteristics that were subject to our review were properly reflected in our allowance methodology at December 31, 2020.

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2020 and 2019:

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$660,559	$14,305	$4,422	$	$679,286
Real estate:
Commercial	1,107,699	17,517	12,774		1,137,990
Residential	274,327	144	2,943		277,414
Consumer	83,215		77		83,292
Total	$2,125,800	$31,966	$20,216	$	$2,177,982

		Special
December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial	$513,994	$3,837	$5,126	$	$522,957
Real estate:
Commercial	993,645	2,508	15,270		1,011,423
Residential	298,449	597	2,332		301,378
Consumer	102,145		337		102,482
Total	$1,908,233	$6,942	$23,065	$	$1,938,240

The increase in commercial special mention loans from December 31, 2019 to December 31, 2020 is primarily associated with a credit relationship to a public entity totaling $13.0 million which is experiencing short-term cash flow issues. The increase in commercial real estate special mention loans is due to the reclassification of four large credits. Two commercial real estate credits totaling $9.0 million were downgraded to special mention due to the loss of major tenants, while another credit totaling $4.5 million is related to the hospitality industry and is experiencing financial difficulties due to COVID-19. The decrease to commercial real estate substandard loans resulted in part from the payoff of a $5.1 million commercial real estate construction loan that had experienced significant construction delays.

Information concerning nonaccrual loans by major loan classification at December 31, 2020 and 2019 is summarized as follows:

	December 31, 2020	December 31, 2019
Commercial	$3,822	$3,336
Real estate:
Commercial	3,262	2,765
Residential	922	1,148
Consumer	111	261
Total	$8,117	$7,510

The major classification of loans by past due status at December 31, 2020 and 2019 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$73		$3,822	$3,895	$675,391	$679,286
Real estate:
Commercial	344	$134	3,262	3,740	1,134,250	1,137,990
Residential	2,072	480	993	3,545	273,869	277,414	$71
Consumer	374	63	111	548	82,744	83,292
Total	$2,863	$677	$8,188	$11,728	$2,166,254	$2,177,982	$71

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2019	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$75		$3,036	$3,111	$519,846	$522,957
Real estate:
Commercial	926	$175	2,765	3,866	1,007,557	1,011,423
Residential	2,164	1,227	1,526	4,917	296,461	301,378	$378
Consumer	523	123	261	907	101,575	102,482
Total	$3,688	$1,525	$7,588	$12,801	$1,925,439	$1,938,240	$378

The increase in the greater than 90 day category was due to a net increase in nonaccrual loans which are included in the category. Three large commercial loans added to non-accrual were partially offset by a partial charge-off of a non-accrual commercial relationship. The three loans added all have been individually measured for impairment. Two of the loans have specific reserves allocated, while the other credit was charged down to the SBA guaranteed amount.

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2020, 2019 and 2018 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,251	$3,421		$2,915	$30
Real estate:
Commercial	2,372	2,964		2,148	28
Residential	1,086	1,263		1,223	21
Consumer	111	121		167
Total	5,820	7,769		6,453	79
With an allowance recorded:
Commercial	2,046	2,094	947	2,038	17
Real estate:
Commercial	1,580	1,710	180	1,687	36
Residential	460	482	75	624	13
Consumer
Total	4,086	4,286	1,202	4,349	66
Total impaired loans
Commercial	4,297	5,515	947	4,953	47
Real estate:
Commercial	3,952	4,674	180	3,835	64
Residential	1,546	1,745	75	1,847	34
Consumer	111	121		167
Total	$9,906	$12,055	$1,202	$10,802	$145

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,638	$4,175		$3,907	$63
Real estate:
Commercial	1,918	2,205		2,385	38
Residential	1,718	2,060		1,362	25
Consumer	261	274		233
Total	7,535	8,714		7,887	126
With an allowance recorded:
Commercial	1,020	1,038	363	1,012	32
Real estate:
Commercial	1,130	1,811	279	1,050	10
Residential	435	450	135	1,408	29
Consumer				20
Total	2,585	3,299	777	3,490	71
Total impaired loans
Commercial	4,658	5,213	363	4,919	95
Real estate:
Commercial	3,048	4,016	279	3,435	48
Residential	2,153	2,510	135	2,770	54
Consumer	261	274		253
Total	$10,120	$12,013	$777	$11,377	$197

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2018	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$1,562	$1,900		$1,318	$67
Real estate:
Commercial	1,969	2,299		2,822	28
Residential	1,970	2,658		2,193	22
Consumer	152	160		135
Total	5,653	7,017		6,468	117
With an allowance recorded:
Commercial	675	675	$50	1,006	30
Real estate:
Commercial	1,152	1,323	403	1,676	18
Residential	2,101	2,328	666	1,585	22
Consumer	60	60	60	21
Total	3,988	4,386	1,179	4,288	70
Total impaired loans
Commercial	2,237	2,575	50	2,324	97
Real estate:
Commercial	3,121	3,622	403	4,498	46
Residential	4,071	4,986	666	3,778	44
Consumer	212	220	60	156
Total	$9,641	$11,403	$1,179	$10,756	$187

There were no amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2020, 2019 and 2018.

Included in the commercial loan, commercial real estate and residential real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $2,818 and $2,193 at December 31, 2020 and 2019 respectively.

There were four loans modified in 2020, one loan modified in 2019 and one loan modified in 2018 that resulted in troubled debt restructurings. The four loans modified in 2020 were adversely impacted by COVID-19 and the economic slowdown and did not qualify for the CARES Act exclusion due to current and prior delinquencies. Two of the loans were to one restaurant and two of the loans were to retail related small businesses. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2020 and 2019 and 2018.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2020	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$12	$12	$5
Commercial real estate	3	1,073	1,073	1,046
Total	4	$1,085	$1,085	$1,051

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2019	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$346	$346	$241

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2018	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$340	$340	$340

There were no payment defaults within 12 months of its modification on loans considered troubled debt restructurings for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

The amount of residential loans in the formal process of foreclosure totaled $135 at December 31, 2020 and $665 at December 31, 2019.

The Company received a significant number of requests to modify loan terms and/or defer principal and/or interest payments from borrowers affected by COVID-19, and has agreed to many such deferrals. The federal banking regulators issued guidance and encouraged banks to work prudently with, and provide short-term payment accommodations to borrowers affected by COVID-19. Section 4013 of the CARES Act includes a provision for the Company to opt out of applying the troubled debt restructuring (“TDR”) guidance for certain loan modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. Peoples has applied this guidance. The payment modifications granted included principal only payments and principal and interest deferrals and generally ranged from 90 to 180 days. The modified loans were not considered past due unless the modified payment was delinquent. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning in March 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. During 2020, the Company made a total of 479 commercial loan and 512 consumer loan temporary modifications with principal balances totaling $330,119. At December 31, 2020, 18 commercial loans and 26 consumer loans remain on deferral with principal balances of $6,084.

The following tables provide information as of December 31, 2020 and the total during 2020 with respect to the Company’s payment deferrals granted in accordance with the CARES Act on commercial loans by North American Industry Classification System (“NAICS”) categories:

			Percentage	Percentage
	Number		of Total	of Tier 1
	of		Loan	Capital
December 31, 2020 NAICS category	Loans	Balance	Portfolio	(Bank)
Lessors of Residential Buildings and Dwellings	3	$143		0.1%
Full-Service Restaurants	3	1,961	0.1%	0.8
General Automotive Repair	1	1,459	0.1	0.6
School and Employee Bus Transportation	1	725		0.3
All Others	10	1,508	0.1	0.6
	18	$5,796	0.3%	2.3%

			Percentage	Percentage
	Number		of Total	of Tier 1
	of		Loan	Capital
2020 NAICS category	Loans	Balance	Portfolio	(Bank)
Lessors of Nonresidential Buildings	65	$71,899	3.3%	26.9%
Lessors of Residential Buildings and Dwellings	64	53,564	2.5	19.9
Hotels and Motels	27	39,261	1.8	14.5
Full-Service Restaurants	33	27,783	1.3	10.3
Limited-Service Restaurants	8	11,829	0.5	4.4
Gasoline Stations with Convenience Stores	18	12,422	0.6	4.6
Construction and Mining	13	9,718	0.4	3.6
Assisted Living Facilities for the Elderly	2	6,319	0.3	2.3
Colleges, Universities, and Professional Schools	1	6,301	0.3	2.3
All Others	248	67,674	3.1	24.9
	479	$306,770	14.1%	113.7%

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

The contractual amounts of off-balance sheet commitments at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019
Commitments to extend credit	$336,667	$290,517
Unused portions of lines of credit	55,391	52,168
Standby letters of credit	34,428	45,018
	$426,486	$387,703

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $4,902 at December 31, 2020 and $31,893 at December 31, 2019. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2020 and 2019.

6. Premises and equipment, net:

Premises and equipment at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019
Land	$5,217	$5,535
Premises and leasehold improvements	48,596	47,705
Right-of-use assets	6,282	6,125
Furniture, fixtures and equipment	18,395	17,422
	78,490	76,787
Less: accumulated depreciation	31,445	28,855
	$47,045	$47,932

7. Operating lease commitments and contingencies:

The Company is obligated under non-cancelable operating leases for certain branch locations.  We determine if an arrangement is a lease at inception by assessing whether a contract contains a right to control an identified asset for a period of time in exchange for consideration. For all leases, we recognize a right-of-use asset and lease liability at the effective date of the lease. Operating leases right-of-use assets are included in premises and equipment, and lease liabilities are included in other liabilities in the consolidated balance sheet commencing at January 1, 2019.   We have no

finance leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.

Certain leases include options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2020, the Company’s leases have remaining renewal terms that can extend the lease term from three years to twenty-one years that are reasonably certain of being exercised. The weighted average remaining lease term at December 31, 2020 is thirteen years. At December 31, 2019, the weighted average remaining lease term was sixteen years. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after January 1, 2019. At December 31, 2020, discount rates ranged from 1.95% to 3.85% with an-average discount rate of 3.19%. At December 31, 2019, discount rates ranged from 2.89% to 3.85% with an average discount rate of 3.46%.

At December 31, 2020, right-of-use assets of $6,282 were included in premises and equipment, and the related lease liability totaled $6,425 and was included in other liabilities in the consolidated balance sheet. Right-of-use assets and the related lease liability were $6,125 and $6,194, respectively, at December 31, 2019. The lease liability decreased due to payments of $660 offset by $326 of lease expense and the termination of two leases. One additional lease was entered into and added $899 to the liability. Rent expense for the years ended December 31, 2020, 2019 and 2018 amounted to $727, $670, and $492, respectively, and is included in occupancy expenses.

Future minimum lease payments under operating leases are summarized as follows:

2021	$611
2022	618
2023	560
2024	488
2025	504
Thereafter	5,500
Total future minimum lease payments	8,281
Less amount representing interest	(1,856)
Present value of future minimum lease payments	$6,425

8. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2020 and 2019. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2020 and 2019. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2020 and 2019. The accumulated amortization on core deposit intangible assets was $7,507 and $7,071 at December 31, 2020 and 2019, respectively. The accumulated amortization trade name intangible assets was $182 and $168 at December 31, 2020 and 2019, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $792 and $636 at December 31, 2020 and 2019, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2020, is as follows:

2021	$491
2022	363
2023	106
Total	$960

9. Other assets:

The major components of other assets at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019
Other real estate owned	$864	$450
Investment in low income housing partnership	6,332	6,901
Mortgage servicing rights	838	738
Restricted equity securities (FHLB and other)	5,397	10,201
Net deferred tax asset	3,768	3,362
Interest rate floor	1,678	944
Interest rate swaps	13,693	4,728
Other assets	6,345	6,855
Total	$38,915	$34,179

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $166,472 at December 31, 2020 and $159,587 at December 31, 2019.

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2020 and 2019 are summarized as follows:

At the period end	December 31, 2020	December 31, 2019
Interest-bearing deposits:
Money market accounts	$496,634	$365,463
Now accounts	567,087	402,999
Savings accounts	431,224	370,270
Time deposits less than $250	221,446	231,450
Time deposits $250 or more	98,247	138,069
Total interest-bearing deposits	1,814,638	1,508,251
Noninterest-bearing deposits	622,475	463,238
Total deposits	$2,437,113	$1,971,489

The growth in deposits occurred in non-maturity deposits as demand for liquid accounts elevated due to low interest rates and economic uncertainty. Strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and proceeds of PPP loans retained on deposit by our commercial borrowers, primarily in the second quarter, contributed to the increase. Time deposits $250 thousand or more decreased due to the maturity of a few large public fund certificates of deposit.

The aggregate amounts of maturities for all time deposits at December 31, 2020, are summarized as follows:

2021	$223,247
2022	40,093
2023	22,905
2024	15,099
2025	7,316
Thereafter	11,033
$319,693

The aggregate amount of deposits reclassified as loans was $245 at December 31, 2020, and $343 at December 31, 2019. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

11. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight borrowings or borrowings with original terms of less than twelve months at December 31, 2020, 2019 and 2018:

At and for the year ended December 31, 2020
Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at
	Balance	Balance	Balance	Rate	December 31,2020
FHLB advances	$50,000	$83,716	$179,199	1.01%	0.40%

At and for the year ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$152,150	$62,941	$152,150	2.61%	1.84%

At and for the year ended December 31, 2018
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$86,500	$133,834	$189,275	2.05%	2.62%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2020, the maximum borrowing capacity was $807,042 of which $64,769 was outstanding in borrowings and $218,350 was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18,000 at December 31, 2020 and 2019. There were no amounts outstanding on either line of credit at December 31, 2020 or 2019. Interest on these borrowings accrues daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2020 and 2019 are as follows:

	Interest Rate
Due	Fixed		December 31, 2020	December 31, 2019
June 2020	1.74%			$5,000
June 2020	2.22			6,000
December 2020	1.84	$		5,000
June 2021	1.99		10,000	10,000
March 2023	4.69		4,769	6,733
			$14,769	$32,733

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2020 are as follows:

2021	$12,058
2022	2,156
2023	555
$14,769

None of the advances from the FHLB are convertible. At December 31, 2020, long-term debt are all at fixed rates. There were no new long-term advances entered into with the FHLB during 2020. Two new long term advances were entered into with the FHLB during 2019 totaling $16,000 with terms of one and two years.

During 2020, the company participated in the Federal Reserve Banks PPPLF by pledging PPP loans as collateral. Borrowings from this facility are categorized as long-term based on the twenty four or sixty month term of the loans pledged. At December 31, 2020, no advances were outstanding under this facility.

13. Subordinated debt:

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes qualify as Tier 2 capital for regulatory capital purposes.

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

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar proceeding by or against the Company.

14. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,905	$18,905		$
U.S. government-sponsored enterprises	65,188		$65,188
State and municipals:
Taxable	55,366		55,366
Tax-exempt	56,994		56,994
Mortgage-backed securities:
U.S. government agencies	3,707		3,707
U.S. government-sponsored enterprises	94,751		94,751
Corporate debt securities	1,000		1,000
Common equity securities	138	138
Loan held for sale	837		837
Interest rate floor-other assets	1,678		1,678
Interest rate swap-other assets	13,693		13,693
Interest rate swap-other liabilities	(14,099)		(14,099)
Total	$298,158	$19,043	$279,115	$

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$24,128	$24,128		$
U.S. government-sponsored enterprises	87,110		$87,110
State and municipals:
Taxable	34,898		34,898
Tax-exempt	60,163		60,163
Mortgage-backed securities:
U.S. government agencies	8,470		8,470
U.S. government-sponsored enterprises	115,709		115,709
Common equity securities	423	423
Loan held for sale	986		986
Interest rate floor-other assets	944		944
Interest rate swap-other assets	4,728		4,728
Interest rate swap-other liabilities	(4,680)		(4,680)
Total	$332,879	$24,551	$308,328	$

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and 2019 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,884			$2,884
Other real estate owned	$527			$527

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2019	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,808			$1,808
Other real estate owned	$283			$283

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,884	Appraisal of collateral	Appraisal adjustments	9.0% to 97.0% (28.2)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$527	Appraisal of collateral	Appraisal adjustments	3.1% to 58.1% (29.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2019	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,808	Appraisal of collateral	Appraisal adjustments	8.6% to 97.0% (54.4)%
			Liquidation expenses	3.0% to 6.0% (5.2)%
Other real estate owned	$283	Appraisal of collateral	Appraisal adjustments	20.0% to 63.6% (43.7)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2020 and 2019 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2020	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$228,192	$228,192	$228,192
Investment securities:
Available-for-sale	295,911	295,911	18,905	$277,006
Common equity securities	138	138	138
Held-to-maturity	7,225	7,513		7,513
Loans held for sale	837	837		837
Net loans	2,150,638	2,145,752			$2,145,752
Accrued interest receivable	8,255	8,255		8,255
Mortgage servicing rights	838	1,269		1,269
Restricted equity securities (FHLB and other)	5,397	5,397		5,397
Interest rate floor	1,678	1,678		1,678
Interest rate swaps	13,693	13,693		13,693
Total	$2,712,802	$2,708,635
Financial liabilities:
Deposits	$2,437,113	$2,441,014		$2,441,014
Long-term debt	14,769	15,073		15,073
Subordinated debentures	33,000	33,096		33,096
Accrued interest payable	736	736		736
Interest rate swaps	14,099	14,099		14,099
Total	$2,499,717	$2,504,018

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2019	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$31,153	$31,153	$31,153
Investment securities:
Available-for-sale	330,478	330,478	24,128	$306,350
Common equity securities	423	423	423
Held-to-maturity	7,656	7,889		7,889
Loans held for sale	986	986		986
Net loans	1,915,563	1,881,658			$1,881,658
Accrued interest receivable	6,981	6,981		6,981
Mortgage servicing rights	738	1,444		1,444
Restricted equity securities (FHLB and other)	10,201	10,201		10,201
Interest rate floor	944	944		944
Interest rate swaps	4,728	4,728		4,728
Total	$2,309,851	$2,276,885
Financial liabilities:
Deposits	$1,971,489	$1,972,084		$1,972,084
Long-term debt	32,733	33,075		33,075
Accrued interest payable	1,277	1,277		1,277
Interest rate swaps	4,680	4,680		4,680
Total	$2,010,179	$2,011,116

15. Derivatives and hedging activities:

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts principally related to the Company’s assets and borrowings.

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

The Company executed an interest rate swap to reduce its exposure to variability in the interest rate associated with floating-rate borrowings. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During 2021 the Company estimates that an additional $50 will be reclassified as a decrease to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2020, the Company had 73 interest rate swaps with an aggregate notional amount of $375,341 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

		Asset Derivatives		Asset Derivatives		Liability Derivatives		Liability Derivatives
		As of December 31, 2020		As of December 31, 2019 (1)		As of December 31, 2020		As of December 31, 2019 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,678	Other Assets	$944
Cash Flow Swap	$50,000					Other Liabilities	$485
Total derivatives designated as hedging instruments			$1,678		$944		$485

Derivatives not designated as hedging instruments
Interest Rate Swaps (3)	$375,341	Other Assets	$13,693	Other Assets	$4,728	Other Liabilities	$13,614	Other Liabilities	$4,680

Total derivatives not designated as hedging instruments			$13,693		$4,728		$13,614		$4,680
(1)	Assets amount does not include accrued interest receivable of $235
(2)	Liabilities amount does not include accrued interest payable of $235
(3)	Notional amount of interest rate swaps at December 31, 2019 $172,096

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of December 31, 2020 and December 31, 2019.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Loss	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		December 31, 2020		Income		December 31, 2020
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$71	$71		Interest Expense	$(40)	$(40)
Interest Rate Floor (*)	$(18)	$(17)	$(1)	Interest Income	$134	$150	$(16)
Total	$53	$54	$(1)		$94	$110	$(16)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Gain	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		December 31, 2019		Income		December 31, 2019
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$192	$196	$(4)	Interest Income	$26	$42	$(16)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income as of December 31, 2020 and December 31, 2019.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2020	2020	2019	2019
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$134	$(40)	$26

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$134	$(40)	$26

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$150		$42
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)		$(16)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2020 and 2019.

		Amount of Gain	Amount of Loss
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	December 31, 2020	December 31, 2019

Interest Rate Swaps	Interest rate swap revenue	$31	$77

Fee Income	Interest rate swap revenue	$2,290	$1,713

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$15,371	$	$15,371	$		$15,371

Offsetting of Derivative Liabilities
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$14,099	$	$14,099	$		$14,099

Offsetting of Derivative Assets
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$5,672	$	$5,672	$		$5,672

Offsetting of Derivative Liabilities
as of December 31, 2019
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$4,680	$	$4,680	$		$4,680

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

As of December 31, 2020, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $79. As of December 31, 2019, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $48. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $15,360 against its obligations under these agreements as of December 30, 2020, compared to having posted collateral of $4,140 with counterparties at December 31, 2019. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

16. Stock plans:

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

As of December 31, 2020, 56,966 shares of the Company’s common stock were available for grant as awards pursuant to the 2017 Plan. The 2008 Plan expired in January 2018 but remained in effect in accordance with its terms to govern outstanding awards under that plan. As of December 31, 2020, no awards are outstanding under the 2008 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units. In 2020, the Company awarded 3,615 shares of non-performance-based restricted stock and 12,654 performance-based restricted stock units under the 2017 Plan. In 2019, the Company awarded 3,855 shares of non-performance-based restricted stock and 13,490 performance-based restricted stock units under the 2017 Plan. In 2020, 1,920 shares of non-performance-based and 6,535 shares of performance based restricted stock granted under the 2017 Plan vested along with 673 shares of non-performance-based restricted stock granted under the 2008 Plan and there were 1,875 shares forfeited under the provisions of the 2017 Plan. In 2019, 1,614 shares of non-performance-based restricted stock and 928 shares of performance-based shares granted under the 2017 Plan vested along with 674 shares of non-performance-based restricted stock and 5,743 of performance-based shares granted under the 2008 Plan. There were 1,711 shares forfeited under the provisions of the 2017 Plan and 1,327 shares forfeited under the provisions of the 2008 plan.

The non-performance restricted stock grants made in 2020, 2019, 2018 and 2017 vest equally over three years from the grant date. The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

The activity related to the 2017 Plan for each of the years ended December 31, 2020, 2019 and 2018 was as follows:

Year Ended December 31	2020	2019	2018
Nonvested, January 1	25,984	12,892	1,538
Granted shares	16,269	17,345	11,468
Vested shares	8,455	2,542	114
Forfeited shares	1,875	1,711
Nonvested, December 31	31,923	25,984	12,892

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

In 2020, the Company recognized $570 for awards granted under the 2017 Plan. In 2019, the Company recognized $432 for awards granted under the 2017 Plan and $122 for awards granted under the 2008 plan. In 2018, the Company recognized $149 for awards granted under the 2017 Plan and $123 for awards granted under the 2008 plan. As of December 31, 2020, the Company had $586 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 1.9 years.

17. Employee benefit plans:

The Company sponsors a separate ESOP and Retirement Profit Sharing 401(k) Plan. The Company also maintains SERPs and an employees’ pension plan, which is currently frozen.

Under the ESOP, amounts voted by the Company’s board of directors are paid into the ESOP and each eligible participant is credited with an amount in proportion to their annual compensation or a fixed dollar amount. All contributions to the ESOP are invested in or will be invested primarily in Company stock. Distribution of a participant’s ESOP account occurs upon retirement, death or termination in accordance with the plan provisions.

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

The Company contributed $371, $357 and $197 to the ESOP in 2020, 2019 and 2018. In addition, the Company contribution of $1,207, $1,139 and $1,047 to the Retirement Profit Sharing Plan in 2020, 2019 and 2018, was comprised of a safe harbor contribution of $655, $627 and $578 and a discretionary match of $552, $512 and $469.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $142 and $133 at December 31, 2020 and 2019, respectively. The expense associated with the plan was $9, $17 and $20 for 2020, 2019 and 2018 respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2020 and 2019, other liabilities include $2,351 and $2,077 accrued under the Plans. Compensation expense includes approximately $461, $360 and $335 relating to these SERPs for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Information related to the Employees’ Pension Plan is as follows:

	Pension Benefits
December 31	2020	2019
Change in benefit obligation:
Benefit obligation, beginning	$17,491	$16,338
Interest cost	544	639
Change in experience gain	(291)	96
Change in actuarial assumptions loss	2,159	1,221
Benefits paid	(790)	(803)
Benefit obligation, ending	19,113	17,491
Change in plan assets:
Fair value of plan assets, beginning	16,930	14,919
Actual return on plan assets	1,488	2,814
Employer contributions
Benefits paid	(790)	(803)
Fair value of plan assets, ending	17,628	16,930
Funded status at end of year	$(1,485)	$(561)

The Society of Actuaries updated the mortality scale within the mortality tables from MP 2019 to MP 2020 which the Company utilized in its pension plan remeasurements at December 31, 2020 and 2019. The change in the discount rate, coupled with changes in the mortality assumption, resulted in an increase to the benefit obligation of $2,159 in 2020 and $1,221 in 2019.

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
December 31	2020	2019

Liabilities	$1,485	$561
Amounts recognized in the accumulated other comprehensive loss consist of:
Net actuarial gain	(7,977)	(6,579)
Deferred taxes	1,675	1,382

Net amount recognized	$(6,302)	$(5,197)

The accumulated benefit obligation for the defined benefit pension plan was $19,113 and $17,491 at December 31, 2020 and 2019, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive loss are as follows:

	Pension Benefits
Years Ended December 31,	2020	2019	2018
Net periodic pension income:
Interest cost	$544	$639	$623
Expected return on plan assets	(1,236)	(1,084)	(960)
Amortization of unrecognized net loss	218	227	194
Net periodic pension income:	(474)	(218)	(143)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	544	639	(590)
Deferred tax	(114)	(134)	124
Total recognized in other comprehensive income (loss)	430	505	(466)
Total recognized in net period pension cost and other comprehensive income (loss)	$(44)	$287	$(609)

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2020	2019	2018
Discount rate:
Obligation	2.25%	3.25%	4.00%
Expense	3.25	4.00	3.75
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2020 and 2019, by asset category are as follows:

December 31,	2020	2019
Asset Category:
Cash and cash equivalents	6.8%	6.2%
Equity securities	63.3	61.9
Corporate bonds	20.7	20.6
U.S. government securities	9.2	11.3
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2020 and 2019 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,203	$1,203		$
Equity securities:
U.S. large cap	10,266	10,266
International	888	888
Fixed income securities:
U.S. Treasuries	216		$216
U.S. government agencies	1,400		1,400
Corporate bonds	3,655		3,655
Total	$17,628	$12,357	$5,271	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,053	$1,053		$
Equity securities:
U.S. large cap	9,663	9,663
International	817	817
Fixed income securities:
U.S. Treasuries	202		$202
U.S. government agencies	1,713		1,713
Corporate bonds	3,482		3,482
Total	$16,930	$11,533	$5,397	$

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

There is no Company stock included in equity securities at December 31, 2020 or 2019. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2021.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2021	$840
2022	878
2023	896
2024	948
2025	970
Thereafter	5,019

18. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

Year Ended December 31	2020	2019	2018
Current	$6,600	$2,761	$4,072
Deferred	(1,779)	394	(681)
Total	$4,821	$3,155	$3,391

The components of the net deferred tax asset at December 31, 2020 and 2019 are summarized as follows:

December 31	2020	2019

Deferred tax assets:
Allowance for loan losses	$5,742	$4,762
Lease liability	1,349	1,301
Defined benefit plan	1,108	815
Deferred compensation	789	682
Deferred loan fees	1,368	525
Other	170	137
Total	10,526	8,222
Deferred tax liabilities:
Lease right-of-use assets	1,319	1,286
Premises and equipment, net	1,455	1,350
Merger related accounting	694	850
Deferred loan costs	936	716
Investment securities available-for-sale	2,033	416
Other	321	242
Total	6,758	4,860
Net deferred tax asset	$3,768	$3,362

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 is summarized as follows:

	2020		2019		2018
Year Ended December 31	Amount	%	Amount	%	Amount	%

Federal income tax at statutory rate	$7,177	21.00%	$6,067	21.00%	$5,945	21.00%
Effect of federal income tax rate changes (Note 1)
Tax exempt interest	(1,032)	(3.02)	(1,299)	(4.50)	(1,320)	(4.66)
Bank owned life insurance income	(299)	(0.87)	(159)	(0.55)	(236)	(0.83)
Residential housing program tax credits	(1,094)	(3.20)	(1,094)	(3.79)	(1,094)	(3.87)
Other, net	69	0.19	(360)	(1.25)	96	0.34
Total	$4,821	14.10%	$3,155	10.91%	$3,391	11.98%

19. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2020	2019
Assets:
Cash and cash equivalents	$1,069	$5,192
Equity securities	138	423
Investment in bank subsidiary	348,584	293,415
Other assets	273	19
Total assets	$350,064	$299,049

Liabilities and Stockholders’ Equity:
Subordinated debt	$33,000
Accrued interest payable	148
Other liabilities	39	$39
Stockholders’ equity	316,877	299,010
Total liabilities and stockholders’ equity	$350,064	$299,049

CONDENSED STATEMENTS OF INCOME

Year Ended December 31	2020	2019	2018
Income:
Dividends from subsidiaries	$10,518	$10,131	$9,691
Other income	8	8	72
Net gain realized on sale of equity securities	29
Unrealized holding gains (losses) on equity securities	(35)	132	13
Total income	10,520	10,271	9,776
Expense:
Interest expense on subordinated debt	1,035
Other expenses	200	145	214
Total expenses	1,235	145	214
Income before taxes and undistributed income	9,285	10,126	9,562
Income tax benefit	(255)	(1)	(27)
Income before undistributed income of subsidiaries	9,540	10,127	9,589
Equity in undistributed net income of subsidiaries	19,814	15,609	15,331
Net income	$29,354	$25,736	$24,920

condensed Statements of Cash Flows

Year Ended December 31	2020	2019	2018
Cash flows from operating activities:
Net income	$29,354	$25,736	$24,920
Adjustments:
Net losses (gains) on investment securities	6	(132)	(14)
Undistributed net income of subsidiaries	(19,814)	(15,609)	(15,331)
Decrease in other assets	(255)	(302)	(106)
Increase (decrease) in other liabilities	148		(10)
Stock based compensation	570	554	272
Increase in due from subsidiaries		1,974
Net cash provided by operating activities	10,009	12,221	9,731
Cash flows from investing activities:
Purchase of equity securities			(234)
Sale of equity securities	279
Net cash provided by (used in) investing activities	279		(234)
Cash flows used in financing activities:
Proceeds from subordinated debt	33,000
Investment in subsidiary	(30,000)
Retirement of stock	(6,893)	(634)
Cash dividends paid	(10,518)	(10,131)	(9,693)
Net cash used in financing activities	(14,411)	(10,765)	(9,693)
Increase (decrease) in cash	(4,123)	1,456	(196)
Cash at beginning of year	5,192	3,736	3,932
Cash at end of year	$1,069	$5,192	$3,736

20. Regulatory matters:

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2020 and 2019 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2020, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $31,002. At December 31, 2020 and 2019, there were no loans outstanding, nor were any advances made during 2020 and 2019.

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

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2020. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Peoples Bank’s actual capital ratios at December 31, 2020 and 2019, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$250,397	12.16%	$92,631	4.50%
Peoples Bank	282,104	13.73	92,461	4.50	$133,554	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	250,397	12.16	123,508	6.00
Peoples Bank	282,104	13.73	123,281	6.00	164,374	8.00
Total capital to risk-weighted assets:
Consolidated	310,741	15.10	164,677	8.00
Peoples Bank	307,807	14.98	164,374	8.00	205,468	10.00
Tier 1 capital to average assets:
Consolidated	250,397	9.28	107,878	4.00
Peoples Bank	282,104	10.08%	111,891	4.00%	139,864	5.00%

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$237,280	11.90%	$89,717	4.50%
Peoples Bank	231,685	11.64	89,576	4.50	$129,387	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	237,280	11.90	119,623	6.00
Peoples Bank	231,685	11.64	119,434	6.00	159,246	8.00
Total capital to risk-weighted assets:
Consolidated	259,957	13.04	159,497	8.00
Peoples Bank	254,362	12.78	159,246	8.00	199,057	10.00
Tier 1 capital to average assets:
Consolidated	237,280	10.14	93,633	4.00
Peoples Bank	231,685	9.91%	93,508	4.00%	116,884	5.00%

21. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

22. Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Net unrealized gain on investment securities available-for-sale	$9,696	$1,835
Income tax	2,036	385
Net of income taxes	7,660	1,450
Benefit plan adjustments	(7,977)	(6,579)
Income tax benefit	(1,675)	(1,382)
Net of income taxes	(6,302)	(5,197)
Derivative adjustments	1,002	687
Income tax	211	144
Net of income taxes	791	543
Accumulated other comprehensive income (loss)	$2,149	$(3,205)

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2020, 2019 and 2018 are as follows:

Year Ended December 31,	2020	2019	2018
Unrealized gain (loss) on investment securities available-for-sale	$8,779	$5,109	$(2,014)
Net gain on the sale of investment securities available-for-sale	(918)	(23)
Other comprehensive income on available-for-sale debt securities	7,861	5,086	(2,014)
Benefit plans:
Amortization of actuarial loss (2)	218	227	194
Actuarial gain (loss)	(1,616)	412	(785)
Net change in benefit plan liabilities	(1,398)	639	(591)
Net change in derivatives	315	441	246
Other comprehensive loss before taxes	6,778	6,166	(2,359)
Income tax (benefit)	1,424	1,295	(496)
Other comprehensive income (loss)	$5,354	$4,871	$(1,863)

(1)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in the computation of net periodic pension expense. Refer to Note 17 included in these consolidated financial statements.

23. Summary of quarterly financial information (unaudited):

	2020
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$23,842	$23,852	$23,346	$23,085
Interest expense	4,281	3,345	3,422	3,276
Net interest income	19,561	20,507	19,924	19,809
Provision for loan losses	3,500	1,800	1,050	1,050
Net interest income after provision for loan losses	16,061	18,707	18,874	18,759
Noninterest income	3,550	3,422	4,935	4,735
Noninterest expense	13,651	13,242	13,974	14,001
Income before income taxes	5,960	8,887	9,835	9,493
Income tax expense	679	1,311	1,523	1,308
Net income	$5,281	$7,576	$8,312	$8,185
Per share data:
Net income - basic	$0.72	$1.03	$1.14	$1.13
Net income - diluted	0.71	1.03	1.13	1.13
Cash dividends declared	$0.36	$0.36	$0.36	$0.36
Average common shares outstanding - basic	7,379,438	7,341,636	7,277,189	7,222,810
Average common shares outstanding - diluted	7,405,703	7,376,700	7,312,253	7,257,874

	2019
Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
Interest income	$22,801	$23,332	$23,632	$23,616
Interest expense	4,504	4,604	4,396	4,364
Net interest income	18,297	18,728	19,236	19,252
Provision for loan losses	1,050	350	700	4,000
Net interest income after provision for loan losses	17,247	18,378	18,536	15,252
Noninterest income	3,416	4,152	3,682	3,870
Noninterest expense	13,490	14,429	14,079	13,644
Income before income taxes	7,173	8,101	8,139	5,478
Income tax expense	761	957	991	446
Net income	$6,412	$7,144	$7,148	$5,032
Per share data:
Net income - basic	$0.87	$0.96	$0.97	$0.68
Net income - diluted	0.87	0.96	0.96	0.68
Cash dividends declared	$0.34	$0.34	$0.34	$0.35
Average common shares outstanding - basic	7,379,438	7,399,302	7,394,992	7,388,488
Average common shares outstanding - diluted	7,408,536	7,413,114	7,417,403	7,410,899

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2020, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2020.

Baker Tilly US, LLP, the Company’s independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2020 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2021

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (Incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3	Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on December 2, 2013)
4.1	The Registrant agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries.
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

10.6	2016 Compliance Amendment to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan.
10.7	Amendment #2 to the Peoples Security Bank and Trust Company Employee Stock Ownership Plan.
10.8

Peoples Security Bank and Trust Company Executive Cash Bonus Plan, amended and restated as of May 8, 2020 (Incorporated by reference to Exhibit 10.1 attached to the registrant’s current report on Form 8-K filed with the Commission on May 12, 2020)

10.9

Penn Security Bank & Trust Company Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

10.10

Employment Agreement, dated January 3, 2011, among Penseco Financial Services Corporation, Penn Security Bank & Trust, and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 7, 2011)*

10.11

First Amendment to Employment Agreement dated December 31, 2015, by and among Peoples Financial Services Corp., Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 of the current report of Penseco Financial Services Corp. on Form 8-K filed with the SEC on January 6, 2016)*

10.12

Amended and Restated Deferred Compensation Plan #2, dated April 22, 2014, by and between Peoples Security Bank and Trust Company and Craig W. Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on April 28, 2014)*

10.13

First Amendment to Amended and Restated Deferred Compensation Plan #2, dated August 29, 2015, by and between Peoples Security Bank and Trust Company and Craig Best (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on September 3, 2015)*

10.14

Second Amendment to Amended and Restated Deferred Compensation Plan #2, dated January 30, 2020, by and between Peoples Security Bank and Trust and Craig Best (incorporated by reference to Exhibit 10.01 to the registrant’s Form 8-K filed with the Commission on January 31, 2020)*

Exhibit No.	Description of Exhibit

10.15

Penn Security Bank & Trust Company Excess Benefit Plan, amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.9 to the annual report of Penseco Financial Services Corp. on Form 10-K filed with the SEC on March 14, 2011)*

10.16

Employment Agreement, dated May 30, 2012, among Penseco Financial Services Corporation, Penn Security Bank and Trust Company, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.17

Supplemental Executive Retirement Plan Agreement, dated May 31, 2012, by and among Penn Security Bank and Trust Company, Penseco Financial Services Corporation, and Thomas P. Tulaney (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 9, 2012)*

10.18

Employment Agreement, dated as of August 27, 2014, by and between Peoples Bank and Neal D. Koplin (incorporated by reference to Exhibit 10.32 to the registrant’s Form 10-K filed with the Commission on March 16, 2015)*

10.19

Supplemental Executive Retirement Plan Agreement, dated April 24, 2017, by and among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Neal D. Koplin (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the Commission on April 25, 2017.)*

10.20

Form of Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.7 to the registrant’s Form 10-K filed with the Commission on March 15, 2005) *

10.21

Form of Amendment to Supplemental Director Retirement Plan Agreement for Non-employee Directors (incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K filed with the Commission on March 15, 2006)*

10.22	Life Insurance Plan for all Non-employee Directors (incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K filed with the Commission on March 15, 2012)*
10.23

Employment Agreement dated as of September 30, 2016 between Peoples Security Bank and Trust Company and Timothy H. Kirtley (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed with the Commission on November 7, 2016)*

10.24

First Amendment to Employment Agreement dated as of December 5, 2017, by and between Peoples Security Bank and Trust Company and Timothy H. Kirtley(incorporated by reference to Exhibit 10.28 to the registrant’s annual report on Form 10-K filed with the Commission on March 14, 2018*

10.25

Second Amendment to Employment Agreement among Peoples Security Bank and Trust Company, Peoples Financial Services Corp. and Timothy H. Kirtley (Incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

10.26

Change in Control Severance Agreement, dated as of January 5, 2021, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on January 8, 2021)

21.1	List of Subsidiaries
23.1	Consent of Baker Tilly US, LLP
24.1	Power of Attorney (Included as part of signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Registrant
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Registrant
32.1	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer of Registrant
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	- Management contract or compensatory plan or arrangement

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

Name	Title	Date

/s/ William E. Aubrey II William E. Aubrey II	Director and Chairman of the Board	March 16, 2021

/s/ Craig W. Best Craig W. Best	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2021

/s/ John R. Anderson III John R. Anderson III	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2021

/s/ Sandra L. Bodnyk	Director	March 16, 2021
Sandra L. Bodnyk

Name	Title	Date

/s/ Ronald G. Kukuchka Ronald G. Kukuchka	Director	March 16, 2021

/s/ Richard S. Lochen, Jr. Richard S. Lochen, Jr.	Director	March 16, 2021

/s/ James B. Nicholas James B. Nicholas	Director	March 16, 2021

/s/ Steven L. Weinberger Steven L. Weinberger	Director	March 16, 2021

/s/ Joseph T. Wright, Jr. Joseph T. Wright, Jr.	Director	March 16, 2021