Form 10-Q
period 2021-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2021-05-07
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,203,641 at April 30, 2021.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2021

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks:
Cash and due from banks	$30,786	$29,287
Interest-bearing deposits in other banks	8,432	15,905
Federal funds sold	264,100	183,000
Total cash and due from banks	303,318	228,192

Investment securities:
Available-for-sale	333,753	295,911
Equity investments carried at fair value	159	138
Held-to-maturity: Fair value March 31, 2021, $7,389; December 31, 2020, $7,513	7,166	7,225
Total investment securities	341,078	303,274
Loans	2,179,534	2,177,982
Less: allowance for loan losses	26,783	27,344
Net loans	2,152,751	2,150,638
Loans held for sale	458	837
Premises and equipment, net	46,777	47,045
Accrued interest receivable	8,206	8,255
Goodwill	63,370	63,370
Intangible assets, net	835	960
Bank owned life insurance	42,530	42,316
Other assets	36,146	38,915
Total assets	$2,995,469	$2,883,802

Liabilities:
Deposits:
Noninterest-bearing	$661,262	$622,475
Interest-bearing	1,889,154	1,814,638
Total deposits	2,550,416	2,437,113
Short-term borrowings	51,980	50,000
Long-term debt	14,264	14,769
Subordinated debentures	33,000	33,000
Accrued interest payable	1,120	736
Other liabilities	27,358	31,307
Total liabilities	2,678,138	2,566,925

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,211,293 shares at March 31, 2021 and 7,215,202 shares at December 31, 2020	14,423	14,431
Capital surplus	128,854	129,274
Retained earnings	177,836	171,023
Accumulated other comprehensive income (loss)	(3,782)	2,149
Total stockholders’ equity	317,331	316,877
Total liabilities and stockholders’ equity	$2,995,469	$2,883,802

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$20,900	$20,917
Tax-exempt	870	1,031
Interest and dividends on investment securities:
Taxable	1,243	1,548
Tax-exempt	390	299
Dividends	23	23
Interest on interest-bearing deposits in other banks	2	24
Interest on federal funds sold	49
Total interest income	23,477	23,842

Interest expense:
Interest on deposits	2,092	3,503
Interest on short-term borrowings	71	573
Interest on long-term debt	103	205
Interest on subordinated debt	443
Total interest expense	2,709	4,281
Net interest income	20,768	19,561
(Credit) provision for loan losses	(500)	3,500
Net interest income after (credit) provision for loan losses	21,268	16,061

Noninterest income:
Service charges, fees, commissions and other	1,184	1,605
Merchant services income	93	114
Commission and fees on fiduciary activities	533	506
Wealth management income	358	387
Mortgage banking income	312	137
Increase in cash surrender value of life insurance	219	187
Interest rate swap revenue	797	470
Net gain (loss) on equity investment securities	21	(123)
Net gain on sale of investment securities available-for-sale		267
Total noninterest income	3,517	3,550

Salaries and employee benefits expense	6,570	7,856
Net occupancy and equipment expense	3,267	3,079
Amortization of intangible assets	125	154
Professional fees and outside services	439	365
FDIC insurance and assessments	260	74
Donations	339	338
Other expenses	1,629	1,785
Total noninterest expense	12,629	13,651
Income before income taxes	12,156	5,960
Income tax expense	2,678	679
Net income	9,478	5,281

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(7,750)	7,629
Reclassification adjustment for net gain on sales included in net income		(267)
Change in derivative fair value	242	1,036
Other comprehensive income (loss)	(7,508)	8,398
Income tax expense (benefit)	(1,577)	1,765
Other comprehensive income (loss), net of income taxes	(5,931)	6,633
Comprehensive income	$3,547	$11,914

Per share data:
Net income:
Basic	$1.31	$0.72
Diluted	$1.31	$0.71
Average common shares outstanding:
Basic	7,210,952	7,379,438
Diluted	7,246,016	7,405,703
Dividends declared	0.37	0.36

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			9,478		9,478
Other comprehensive loss, net of income taxes				(5,931)	(5,931)
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		89			89
Share retirement: 13,101 shares	(26)	(491)			(517)
Common stock grants awarded, net of unearned compensation of $182: 9,192 shares	18	(18)
Balance, March 31, 2021	$14,423	$128,854	$177,836	$(3,782)	$317,331

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			5,281		5,281
Other comprehensive income, net of income taxes				6,633	6,633
Dividends declared: $0.36 per share			(2,662)		(2,662)
Stock based compensation		5			5
Share retirement: 53,746 shares	(107)	(2,097)			(2,204)
Balance, March 31, 2020	$14,670	$133,159	$154,806	$3,428	$306,063

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2021	2020
Cash flows from operating activities:
Net income	$9,478	$5,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	680	735
Amortization of right-of-use lease asset	109	104
Amortization of deferred loan costs, net	626	39
Amortization of intangibles	125	154
Amortization of low income housing partnerships	120	120
(Credit) provision for loan losses	(500)	3,500
Net unrealized (gain) loss on equity investment securities	(21)	123
Net (gain) loss on sale of other real estate owned	10	(4)
Loans originated for sale	(4,869)	(2,297)
Proceeds from sale of loans originated for sale	5,382	3,023
Net gain on sale of loans originated for sale	(134)	(10)
Net amortization of investment securities	260	281
Net gain on sale of investment securities available-for-sale		(267)
Increase in cash surrender value of life insurance	(219)	(187)
Deferred income tax expense	620	619
Stock based compensation	89	5
Net change in:
Accrued interest receivable	49	(302)
Other assets	(918)	(10,038)
Accrued interest payable	384	59
Other liabilities	383	10,014
Net cash provided by operating activities	11,654	10,952
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		26,502
Proceeds from repayments of investment securities:
Available-for-sale	12,876	17,522
Held-to-maturity	58	135
Purchases of investment securities:
Available-for-sale	(58,726)	(9,080)
Net purchase of restricted equity securities	(64)	(482)
Net increase in lending activities	(2,296)	(86,062)
Purchases of premises and equipment	(521)	(627)
Proceeds from sale of other real estate owned	549	157
Net cash used in investing activities	(48,124)	(51,935)
Cash flows from financing activities:
Net increase in deposits	113,303	38,506
Repayment of long-term debt	(505)	(483)
Net increase in short-term borrowings	1,980	12,000
Retirement of common stock	(517)	(2,204)
Cash dividends paid	(2,665)	(2,662)
Net cash provided by financing activities	111,596	45,157
Net increase in cash and cash equivalents	75,126	4,174
Cash and cash equivalents at beginning of period	228,192	31,153
Cash and cash equivalents at end of period	$303,318	$35,327

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2021	2020
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,325	$4,222
Income taxes
Noncash items:
Transfers of loans to other real estate	$57	$626
Initial recognition of right-of-use assets		899
Initial recognition of lease liability		899

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three months ended and as of March 31, 2021, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets, determination of other-than-temporary impairment losses on securities, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2020.

Significant events: COVID-19

Operationally, as COVID-19 related events unfold, our continued priority is the health and safety of our customers and employees. We recently worked with local government and health professionals and have had opportunities to offer our eligible employees and their family members appointments to receive the COVID-19 vaccine.  We continue to follow the recommendations of our state governments as to conducting business and have maintained safety protocols. Currently all our offices have returned to pre-pandemic operating hours with limited lobby access.

We participated in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), Paycheck Protection Program (“PPP”), a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration (“SBA”).  During 2020, we approved 1,450 PPP loans totaling $217.5 million. Substantially all of the loans were made to existing customers, funded under the two year PPP loan program, and the loan proceeds initially were deposited with our institution.  PPP loan forgiveness commenced during the fourth quarter of 2020 and we continue to process loan forgiveness applications.  At March 31, 2021, we have 468 loans totaling $100.8 million remaining compared to 1,304 loans totaling $189.7 million at December 31, 2020. We expect the majority of the remaining $100.8 million to be forgiven during 2021. During the first quarter of 2021, we funded an additional 885 loans totaling $100.0 million under the SBA’s second PPP loan program.   The application process for the second PPP loan program ends May 31, 2021.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

From a credit risk perspective, we took actions to identify and assess our COVID-19 related credit exposures based on asset class and borrower type. From the onset of the crisis, we worked to proactively monitor our loan portfolio by contacting many of our borrowers to evaluate the impact of the pandemic on them, their businesses and the underlying collateral for our loans. The Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  At the start of the pandemic, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. Outstanding loan balances remaining in deferral at March 31, 2021 totaled $1.3 million, a decrease of $4.8 million from the $6.1 million at December 31, 2020. As a percentage of total loan balances, excluding PPP loans, loans in deferral represented less than 0.1% of loans outstanding at March 31, 2021 compared to 0.3% of loans outstanding at December 31, 2020. At March 31, 2021, commercial loan balances remaining in deferral total $1.0 million while consumer loans total $0.3 million. Loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act. Pursuant to the CARES Act, loan deferrals are not included in our nonperforming loans disclosed in our financial statement footnotes. Loans in deferral status will continue to accrue interest during the deferral period unless otherwise classified as nonperforming.

Recent accounting standards:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s 2020 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU will have a significant impact on the Company’s calculation and accounting for its allowance for loan losses as well as credit losses related to investment securities available-for-sale. A summary of significant provisions of this ASU is as follows:

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

●

In November 2019, the FASB voted to defer the adoption date for smaller reporting companies from 2020 to 2023. At the relevant time, the Company qualified as a smaller reporting company and therefore guidance is effective for the Company in 2023. The Company will record the effect of implementing this ASU through a

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

cumulative-effect adjustment through retained earnings as of the beginning of the reporting period in which Topic 326 is effective.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Net unrealized gain on investment securities available-for-sale	$1,946	$9,696
Income tax	409	2,036
Net of income taxes	1,537	7,660
Benefit plan adjustments	(7,977)	(7,977)
Income tax benefit	(1,675)	(1,675)
Net of income taxes	(6,302)	(6,302)
Derivative adjustments	1,244	1,002
Income tax	262	211
Net of income taxes	982	791
Accumulated other comprehensive income (loss)	$(3,782)	$2,149

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2021 and 2020:

	2021		2020
For the Three Months Ended March 31	Basic	Diluted	Basic	Diluted
Net income	$9,478	$9,478	$5,281	$5,281
Average common shares outstanding	7,210,952	7,246,016	7,379,438	7,405,703
Earnings per share	$1.31	$1.31	$0.72	$0.71

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$18,481	$344		$18,825
U.S. government-sponsored enterprises	56,620	963		57,583
State and municipals:
Taxable	56,931	944	$1,251	56,624
Tax-exempt	70,113	2,426	779	71,760
Residential mortgage-backed securities:
U.S. government agencies	3,061	125		3,186
U.S. government-sponsored enterprises	112,501	1,363	2,855	111,009
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,600	677		13,277
Corporate debt securities	1,500	2	13	1,489
Total	$331,807	$6,844	$4,898	$333,753
Held-to-maturity:
Tax-exempt state and municipals	$6,848	$214		$7,062
Residential mortgage-backed securities:
U.S. government agencies	18			18
U.S. government-sponsored enterprises	300	9		309
Total	$7,166	$223	$	$7,389

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
December 31, 2020	Cost	Gains	Losses		Value
Available-for-sale:
U.S. Treasury securities	$18,478	$427			$18,905
U.S. government-sponsored enterprises	63,834	1,354	$		65,188
State and municipals:
Taxable	53,297	2,099		30	55,366
Tax-exempt	53,977	3,054		37	56,994
Residential mortgage-backed securities:
U.S. government agencies	3,553	154			3,707
U.S. government-sponsored enterprises	79,457	1,930		136	81,251
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,619	881			13,500
Corporate debt securities	1,000				1,000
Total	$286,215	$9,899		$203	$295,911
Held-to-maturity:
Tax-exempt state and municipals	$6,849	$275	$		$7,124
Residential mortgage-backed securities:
U.S. government agencies	21				21
U.S. government-sponsored enterprises	355	13			368
Total	$7,225	$288	$		$7,513

Equity Securities

At March 31, 2021, our equity security portfolio consisted of stock of one financial institution. At March 31, 2021 and December 31, 2020, we had $159 and $138 respectively, in equity securities recorded at fair value. At March 31, 2021, the fair value of our equity portfolio exceeded the cost basis by $5. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2021 (in thousands):

For the Three Months Ended March 31,	2021	2020
Net gain (loss) recognized during the period on equity securities	$21	$(123)
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$21	$(123)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $5,419 and $5,355 at March 31, 2021 and December 31, 2020, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42, and VISA Class B stock with a carrying cost of $0 at March 31, 2021 and December 31, 2020, which are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of March 31, 2021), which is periodically adjusted to reflect VISA’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of March 31, 2021, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2021, is summarized as follows:

Fair
March 31, 2021	Value
Within one year	$39,394
After one but within five years	41,919
After five but within ten years	25,997
After ten years	95,819
203,129
Mortgage-backed and other amortizing securities	130,624
Total	$333,753

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2021, is summarized as follows:

	Amortized	Fair
March 31, 2021	Cost	Value
Within one year	$175	$177
After five but within ten years	523	546
After ten years	6,150	6,339
	6,848	7,062
Mortgage-backed securities	318	327
Total	$7,166	$7,389

Securities with a carrying value of $174,711 and $165,982 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2021 and December 31, 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$28,025	$1,251			$28,025	$1,251
Tax-exempt	30,795	779			30,795	779
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	82,687	2,854	$243	$1	82,930	2,855
Corporate debt securities	987	13			987	13
Total	$142,494	$4,897	$243	$1	$142,737	$4,898

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$9,246	$30			$9,246	$30
Tax-exempt	6,786	37			6,786	37
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	11,553	135	$284	$1	11,837	136
Total	$27,585	$202	$284	$1	$27,869	$203

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first quarter of 2021. The Company had fifteen mortgage-backed securities, forty-four tax-exempt municipals, twenty-eight taxable municipals and two corporate bonds that were in unrealized loss positions at March 31, 2021. Of these securities, two mortgage-backed securittes were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no known material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2021. There was no OTTI recognized for the three months ended March 31, 2021 and 2020.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2021 and December 31, 2020 are summarized as follows. The Company had net deferred loan origination fees of $2,684 and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

$2,058 at March 31, 2021 and December 31, 2020, respectively. The increase is due in part to net fees from $100.0 million of PPP loans originated during the first three months of 2021.

	March 31, 2021	December 31, 2020
Commercial	$677,090	$679,286
Real estate:
Commercial	1,150,567	1,137,990
Residential	273,226	277,414
Consumer	78,651	83,292
Total	$2,179,534	$2,177,982

The PPP loans are included in the commercial loan classification and had an outstanding balance at March 31, 2021 of $200,774 comprised of $99,984 originated during 2021 as part of round two and $100,790 remaining from loans originated during 2020 under round one of the program. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at March 31, 2021.

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2021 and 2020 are summarized as follows:

		Real estate
March 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2021	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(15)	(96)	(22)	(62)	(195)
Recoveries	61	58	1	14	134
Provisions (credits)	(565)	182	(114)	(3)	(500)
Ending balance	$8,215	$14,703	$2,994	$871	$26,783

		Real estate
March 31, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2020	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(650)		(54)	(94)	(798)
Recoveries	267		10	30	307
Provisions	1,464	1,511	442	83	3,500
Ending balance	$7,969	$13,007	$3,624	$1,086	$25,686

The Company’s allowance for loan losses decreased $0.6 million or 2.1% during the first three months of 2021, due primarily to a $0.5 million release from allowance for loan losses in the current period resulting from improved credit quality and a slight decrease in non-PPP loan balances. The allowance for loan losses equaled $26.8 million or 1.23% of loans, net at March 31, 2021 compared to $27.3 million or 1.26% of loans, net, at December 31, 2020. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.35% at March 31, 2021. Loans charged-off, net of recoveries, for the three months ended March 31, 2021, equaled less than $0.1 million or 0.01% of average loans, compared to $0.5 million or 0.10% of average loans for the comparable period last year. The decrease to charge-offs in the current period resulted from improved credit quality; the year ago period included a $0.6 million fully charged-off commercial credit.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2021 and December 31, 2020 is summarized as follows:

		Real estate
March 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,215	$14,703	$2,994	$871	$26,783
Ending balance: individually evaluated for impairment	697	108	64		869
Ending balance: collectively evaluated for impairment	$7,518	$14,595	$2,930	$871	$25,914
Loans receivable:
Ending balance	$677,090	$1,150,567	$273,226	$78,651	$2,179,534
Ending balance: individually evaluated for impairment	2,651	3,990	1,543	94	8,278
Ending balance: collectively evaluated for impairment	$674,439	$1,146,577	$271,683	$78,557	$2,171,256

		Real estate
December 31, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,734	$14,559	$3,129	$922	$27,344
Ending balance: individually evaluated for impairment	947	180	75		1,202
Ending balance: collectively evaluated for impairment	$7,787	$14,379	$3,054	$922	$26,142
Loans receivable:
Ending balance	$679,286	$1,137,990	$277,414	$83,292	$2,177,982
Ending balance: individually evaluated for impairment	4,297	3,952	1,546	111	9,906
Ending balance: collectively evaluated for impairment	$674,989	$1,134,038	$275,868	$83,181	$2,168,076

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2021 and December 31, 2020:

		Special
March 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial	$660,558	$13,728	$2,804	$	$677,090
Real estate:
Commercial	1,123,315	17,615	9,637		1,150,567
Residential	269,856	619	2,751		273,226
Consumer	78,556		95		78,651
Total	$2,132,285	$31,962	$15,287	$	$2,179,534

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$660,559	$14,305	$4,422	$	$679,286
Real estate:
Commercial	1,107,699	17,517	12,774		1,137,990
Residential	274,327	144	2,943		277,414
Consumer	83,215		77		83,292
Total	$2,125,800	$31,966	$20,216	$	$2,177,982

The decrease to substandard commercial loans resulted primarily from a $1.5 million relationship that was paid off during the period ended March 31, 2021. The decrease in substandard commercial real estate loans resulted from a refinance of a credit related to the hospitality industry that is secured by a seventy-five percent SBA guarantee.

Information concerning nonaccrual loans by major loan classification at March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Commercial	$2,198	$3,822
Real estate:
Commercial	3,311	3,262
Residential	825	922
Consumer	94	111
Total	$6,428	$8,117

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The decrease to non-accrual loans since year end was due to the $1.5 million payoff of a specific commercial relationship.

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$150		$2,198	$2,348	$674,742	$677,090
Real estate:
Commercial	343	$57	3,311	3,711	1,146,856	1,150,567
Residential	1,444		996	2,440	270,786	273,226	$171
Consumer	151	37	94	282	78,369	78,651
Total	$2,088	$94	$6,599	$8,781	$2,170,753	$2,179,534	$171

Improved credit quality resulted in lower levels of past due loans from year end. The addition of one residential mortgage resulted in the increase to loans greater than 90 days and accruing.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2021 and March 31, 2020, and as of and for the year ended December 31, 2020 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$673	$1,108		$1,462	$4
Real estate:
Commercial	3,280	4,051		2,826	6
Residential	1,121	1,241		1,104	6
Consumer	94	105		103
Total	5,168	6,505		5,495	16
With an allowance recorded:
Commercial	1,978	2,041	697	2,012	5
Real estate:
Commercial	710	796	108	1,145	4
Residential	422	457	64	441	4
Consumer
Total	3,110	3,294	869	3,598	13
Total impaired loans
Commercial	2,651	3,149	697	3,474	9
Real estate:
Commercial	3,990	4,847	108	3,971	10
Residential	1,543	1,698	64	1,545	10
Consumer	94	105		103
Total	$8,278	$9,799	$869	$9,093	$29

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,251	$3,421		$2,915	$30
Real estate:
Commercial	2,372	2,964		2,148	28
Residential	1,086	1,263		1,223	21
Consumer	111	121		167
Total	5,820	7,769		6,453	79
With an allowance recorded:
Commercial	2,046	2,094	947	2,038	17
Real estate:
Commercial	1,580	1,710	180	1,687	36
Residential	460	482	75	624	13
Consumer
Total	4,086	4,286	1,202	4,349	66
Total impaired loans
Commercial	4,297	5,515	947	4,953	47
Real estate:
Commercial	3,952	4,674	180	3,835	64
Residential	1,546	1,745	75	1,847	34
Consumer	111	121		167
Total	$9,906	$12,055	$1,202	$10,802	$145

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,706	$4,249		$3,672	$16
Real estate:
Commercial	2,263	2,574		2,091	5
Residential	1,129	1,369		1,424	5
Consumer	201	219		231
Total	7,299	8,411		7,418	26
With an allowance recorded:
Commercial	1,956	1,974	$764	1,488	6
Real estate:
Commercial	1,263	1,924	270	1,197
Residential	706	735	192	571	4
Consumer
Total	3,925	4,633	1,226	3,256	10
Total impaired loans
Commercial	5,662	6,223	764	5,160	22
Real estate:
Commercial	3,526	4,498	270	3,288	5
Residential	1,835	2,104	192	1,995	9
Consumer	201	219		231
Total	$11,224	$13,044	$1,226	$10,674	$36

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,740 at March 31 2021, $2,818 at December 31, 2020 and $2,140 at March 31, 2020.

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

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, there were no payment defaults on troubled debt restructurings. During the three months ended March 31, 2020, there was one payment default on a residential real estate loan in the amount of $52.

The Company received a significant number of requests to modify loan terms and/or defer principal and/or interest payments, and agreed to many such deferrals during 2020. The federal banking regulators issued guidance and encouraged banks to work prudently with, and provide short-term payment accommodations to borrowers affected by COVID-19. Section 4013 of the CARES Act includes a provision for the Company to opt out of applying the troubled debt restructuring (“TDR”)  guidance for certain loan modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. Peoples applied this guidance. Similarly, FASB confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning in March 2020, the Company began receiving COVID-19 related requests for temporary modifications to the repayment structure for borrower loans. As of March 31, 2021, six commercial loans and fifteen consumer loans not classified as TDRs remain on deferral with principal balances aggregating $1.3 million, representing less than 0.1% of loans outstanding.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at March 31, 2021, and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Other real estate owned	$362	$864
Investment in low income housing partnership	6,212	6,332
Mortgage servicing rights	833	838
Restricted equity securities (FHLB and other)	5,461	5,397
Net deferred tax asset	4,724	3,768
Interest rate floor	1,455	1,678
Interest rate swaps	10,239	13,693
Other assets	6,860	6,345
Total	$36,146	$38,915

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

During the periods ended March 31, 2021 and December 31, 2020 there were no transfers in or out of Level 3.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,825	$18,825		$
U.S. government-sponsored enterprises	57,583		$57,583
State and municipals:
Taxable	56,624		56,624
Tax-exempt	71,760		71,760
Mortgage-backed securities:
U.S. government agencies	3,186		3,186
U.S. government-sponsored enterprises	124,286		124,286
Corporate debt securities	1,489		1,489
Common equity securities	159	159
Total investment securities	$333,912	$18,984	$314,928	$
Loan held for sale	$458		$458
Interest rate floor-other assets	$1,455		$1,455
Interest rate swap-other assets	$9,980		$9,980
Interest rate swap-other liabilities	$(9,496)		$(9,496)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,905	$18,905		$
U.S. government-sponsored enterprises	65,188		$65,188
State and municipals:
Taxable	55,366		55,366
Tax-exempt	56,994		56,994
Mortgage-backed securities:
U.S. government agencies	3,707		3,707
U.S. government-sponsored enterprises	94,751		94,751
Corporate debt securities	1,000		1,000
Common equity securities	138	138
Total investment securities	$296,049	$19,043	$277,006	$
Loan held for sale	$837		$837
Interest rate floor-other assets	$1,678		$1,678
Interest rate swap-other assets	$13,693		$13,693
Interest rate swap-other liabilities	$(14,099)		$(14,099)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,241			$2,241
Other real estate owned	$131			$131

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,884			$2,884
Other real estate owned	$527			$527

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,241	Appraisal of collateral	Appraisal adjustments	17.9% to 97.0% (24.8)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$131	Appraisal of collateral	Appraisal adjustments	20.0% to 58.1% (39.5)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,884	Appraisal of collateral	Appraisal adjustments	9.0% to 97.0% (28.2)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$527	Appraisal of collateral	Appraisal adjustments	3.1% to 58.1% (29.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2021	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$303,318	$303,318	$303,318
Investment securities:
Available-for-sale	333,753	333,753	18,825	$314,928
Common equity securities	159	159	159
Held-to-maturity	7,166	7,389		7,389
Loans held for sale	458	458		458
Net loans	2,152,751	2,133,875			$2,133,875
Accrued interest receivable	8,206	8,206		8,206
Mortgage servicing rights	833	1,261		1,261
Restricted equity securities (FHLB and other)	5,461	5,461		5,461
Interest rate floor	1,455	1,455		1,455
Interest rate swaps	9,980	9,980		9,980
Total	$2,823,540	$2,805,315
Financial liabilities:
Deposits	$2,550,416	$2,552,977		$2,552,977
Long-term debt	14,264	14,481		14,481
Subordinated debentures	33,000	32,574		32,574
Accrued interest payable	1,120	1,120		1,120
Interest rate swaps	9,496	9,496		9,496
Total	$2,608,296	$2,610,648

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

For the three months ended March 31, salaries and employee benefits expense includes approximately $306 in 2021 and 2020 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended March 31,	2021	2020
Components of net periodic pension benefit:
Interest cost	$105	$54
Expected return on plan assets	(322)	(123)
Amortization of unrecognized net gain	76	22
Net periodic benefit	$(141)	$(47)

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

As of March 31, 2021, there were 37,151 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the three months ended March 31, 2021 and 2020, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 19,818 shares and 16,269 shares underlying such awards, respectively.

The non-performance restricted stock grants made in 2021, 2020 and 2019 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

The Company expenses the fair value of all-share based compensation over the requisite service period commencing at grant date. The fair value of restricted stock is expensed on a straight-line basis. Compensation is recognized over the vesting period and adjusted based on the performance criterea. The Company classifies share-based compensation for employees within “salaries and employee benefits expense” on the consolidated statements of income and comprehensive income.

The Company recognized net compensation costs of $89 for the three months ended March 31, 2021 for awards granted under the 2017 Plan. The Company recognized compensation expense of $5 for the three months ended March 31, 2020 for awards granted under the 2017 Plan. As of March 31, 2021, the Company had $1,494 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.2 years.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets and issuances of debt. During the first quarter of 2021, the Company terminated a $50 million cash flow hedge. The termination of the cash flow hedge included a $25 early termination fee which was charged to other expenses on the statement of income and comprehensive income.

The Company executed an interest rate swap to reduce its exposure to variability in the interest rate associated with floating-rate borrowings. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During 2021, the Company estimates that an additional $404 will be reclassified as an increase to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2021, the Company had 83 interest rate swaps with an aggregate notional amount of $408,138 related to this program.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of March 31, 2021		As of December 31, 2020 (1)		As of March 31, 2021			As of December 31, 2020 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,455	Other Assets	$1,678
Cash Flow Swap	$50,000					Other Liabilities	$		Other Liabilities	$485
Total derivatives designated as hedging instruments			$1,455		$1,678		$			$485

Derivatives not designated as hedging instruments
Interest Rate Swaps (3)	$408,138	Other Assets	$9,980	Other Assets	$13,693	Other Liabilities		$9,496	Other Liabilities	$13,614

Total derivatives not designated as hedging instruments			$9,980		$13,693			$9,496		$13,614
(1)	Assets amount does not include accrued interest receivable of $258.
(2)	Liabilities amount does not include accrued interest payable of $258.
(3)	Notional amount of interest rate swaps at March 31, 2020 $225,376.

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of March 31, 2021 and March 31, 2020.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Loss	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		March 31, 2021		Income		March 31, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$401	$401		Interest Expense	$(48)	$(23)	(25)
Interest Rate Floor (*)	$(76)	$(85)	$9	Interest Income	$133	$149	$(16)
Total	$325	$316	$9		$85	$126	$(41)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Gain	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		March 31, 2020		Income		March 31, 2020
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$(1,072)	$(1,104)	$36	Interest Income	$36	$52	$(16)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	2021	2021	2020		2020
	Interest Income	Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$134	$(23)	$36	$

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$134	$(23)	$36	$

Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$150		$52	$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)		$(16)	$

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020.

		Amount of Gain	Amount of Loss
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Three Months Ended	Three Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	March 31, 2021	March 31, 2020

Interest Rate Swaps	Interest rate swap revenue	$405	$(131)

Fee Income	Interest rate swap revenue	$392	$601

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$11,542	$	$11,542	$		$11,542

Offsetting of Derivative Liabilities
as of March 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$9,603	$	$9,603	$		$9,603

Offsetting of Derivative Assets
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$15,371	$	$15,371	$		$15,371

Offsetting of Derivative Liabilities
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$14,099	$	$14,099	$		$14,099

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

As of March 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $484. As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $79. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $5,850 against its obligations under these agreements as of March 31, 2021, compared to having posted collateral of $15,360 with counterparties at December 31, 2020. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2021 and December 31, 2020 are summarized as follows:

At the period end	March 31, 2021	December 31, 2020
Interest-bearing deposits:
Money market accounts	$529,772	$496,634
Now accounts	584,696	567,087
Savings accounts	459,117	431,224
Time deposits less than $250	219,687	221,446
Time deposits $250 or more	95,882	98,247
Total interest-bearing deposits	1,889,154	1,814,638
Noninterest-bearing deposits	661,262	622,475
Total deposits	$2,550,416	$2,437,113

The growth in deposits occurred in non-maturity deposits as demand for liquid accounts elevated due to low interest rates and economic uncertainty. Strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, proceeds of PPP loans retained on deposit by our commercial borrowers, and federal government stimulus payments contributed to the increase. Time deposits $250 thousand or more decreased due to the maturity of a few large public fund certificates of deposit.

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counter parties. The table below outlines short-term borrowings at March 31, 2021 and December 31, 2020:

	At and for the three months ended March 31, 2021
					Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at
	Balance	Balance	Balance	Rate	March 31,2021
Other borrowings	$1,980	$469	$1,980	0.07%	0.06%
FHLB advances	50,000	50,000	50,000	0.57	0.38
Total short-term borrowings	$51,980	$50,469	$51,980	0.57%	0.37%

At and for the year ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$50,000	$83,716	$179,199	1.01%	0.40%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At March 31, 2021, the maximum borrowing capacity was $819,972 of which $64,264 was outstanding in borrowings and $230,650 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2020, the maximum borrowing capacity was $807,042 of which $64,769 was outstanding in borrowings and $218,350 was used to issue standby letters of credit to collateralize public fund deposits. Short-term borrowings at the FHLB totaling $50,000 were paid off during the second quarter of 2021 with excess cash.

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

Long-term debt consisting of advances from the FHLB at March 31, 2021 and December 31, 2020 are as follows:

	Interest Rate
Due	Fixed	March 31, 2021	December 31, 2020
June 2021	1.99	$10,000	$10,000
March 2023	4.69	4,264	4,769
		$14,264	$14,769

Maturities of long-term debt, by contractual maturity, for the remainder of 2021 and subsequent years are as follows:

2021	$11,553
2022	2,156
2023	555
$14,264

The advances from the FHLB totaling $14,264 are not convertible.

12. Subordinated debt

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes will mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar proceeding by or against the Company or the Bank.

13. Income taxes

The effective tax rate of the Company was 22.0% for the three months ended March 31, 2021 compared to 11.4% for the three months ended March 31, 2020. The three months ended March 31, 2021 includes a $621 deferred tax adjustment related to prior periods and the Company’s frozen pension plan. Excluding this adjustment, the effective tax rate would be 16.9%, an increase from the year ago period's 11.4% due to a lower proportion of tax exempt income recognized in the first quarter of 2021 when compared to the same period in 2020. Before tax investment tax credits amounted to $270 compared to before tax investment tax credits and other credits of $273 for the same period last year.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the COVID-19 crisis and the governmental responses to the crisis; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2020. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

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

During the first quarter of 2021, many of the more restrictive government orders began to ease on a national level and more specifically in the Company's market area, allowing businesses to reopen at varying capacity levels, which has improved commercial and consumer activity but activity has not returned to pre-pandemic levels. While the risk of a resurgence in infections and possible reimplementation of restrictions remains, the  outlook continues to improve as vaccine distribution accelerates and is now available to all adults.

From a lending perspective, organic loan growth, with the exception of Paycheck Protection Program (“PPP”) loans, was soft as we began 2021, however, loan activity improved at the end of the quarter.  We participated in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), PPP, a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration (“SBA”).  During 2020, we had approved 1,450 PPP loans totaling $217.5 million. Substantially all of the loans were made to existing customers, funded under the two year PPP loan program, and the loan proceeds initially were deposited with our institution.  PPP loan forgiveness commenced during the fourth quarter of 2020 and we continue to process loan forgiveness applications.  At March 31, 2021, we have 468 loans totaling $100.8 million remaining compared to 1,304 loans totaling $189.7 million at December 31, 2020. We expect the majority of the remaining $100.8 million to be forgiven during 2021. During the first quarter of 2021, we funded an additional 885 loans totaling $100.0 million under the SBA’s second PPP loan program.   The application process for the second PPP loan program ends May 31, 2021.

From a credit risk perspective, we took actions to identify and assess our COVID-19 related credit exposures based on asset class and borrower type. From the onset of the crisis, we worked to proactively monitor our loan portfolio by contacting many of our borrowers to evaluate the impact of the pandemic on them, their businesses and the underlying collateral for our loans. The Company implemented a customer payment deferral program to assist both consumer and business borrowers that may be experiencing financial hardship due to COVID-19 related challenges.  At the start of the pandemic, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million. Outstanding loan balances remaining in deferral at March 31, 2021 totaled $1.3 million, a decrease of $4.8 million from the $6.1 million at December 31, 2020. As a percentage of total loan balances, excluding PPP loans, loans in deferral represented less than 0.1% of loans outstanding at March 31, 2021 compared to 0.3% of loans outstanding at December 31, 2020. At March 31, 2021, commercial loan balances remaining in deferral total $1.0 million while consumer loans total $0.3 million. Loan deferrals and modifications have been executed consistent with the guidelines of the CARES Act. Pursuant to the CARES Act, loan deferrals are not included in our nonperforming loans disclosed in our financial statement footnotes. Loans in deferral status will continue to accrue interest during the deferral period unless otherwise classified as nonperforming.

Overall inflation lags below the FOMC’s long-term desired 2% level for items other than food and energy. The consumer price index (“CPI”) registered 1.6% for the 12 months ended March 31, 2021. CPI also registered 1.6% for the 12 months ended December 31, 2020 but down from 1.7% for the 12 months ended September 30, 2020. The all items index increased 2.6% for the 12 months ending March 31, 2021, up from the reading for the 12 months ending December 31, 2020 and September 30, 2020 which both were 1.4%. As the U.S. economy continues to rebound from the initial slowdown in the second quarter of 2020 that was brought on by the nation wide shutdown, gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial first quarter 2021 reading of a 6.4% annualized rate, slightly off from the consensus forecast of 6.7%, for the quarter. Driving the rebound, consumption gained 10.7%, aided by two stimulus programs. Meanwhile, residential investment continues to be an engine of growth, up a solid 10.8%. After contracting 10.1% through the first two quarters of 2020, the U.S. economy is now back to within 0.9% of its prepandemic peak.

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at March 31, 2021 and December 31, 2020. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

record an impairment charge based on that difference. At March 31, 2021, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets increased $111,667, or 15.7% annualized, to $2,995,469 at March 31, 2021, from $2,883,802 at December 31, 2020. Total loans increased slightly to $2,179,534 at March 31, 2021, compared to $2,177,982 at December 31, 2020, an increase of $1,552. Excluding $11,075 of PPP net loan growth during the first quarter of 2021, total loans decreased $9,523, or 1.8% annualized, since December 31, 2020.  Investments increased $37,804 or 12.5% due to the purchase of higher yielding investment securities with a portion of our lower earning excess cash position. Strong growth of deposits resulted in an increase to our overnight federal funds sold position of $81,100 since December 31, 2020.  Deposits increased by $113,303 or 18.9% annualized, the result of demand for liquid accounts due to low interest rates and economic uncertainty, strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and federal government stimulus payments. Interest-bearing deposits increased $74,516 while noninterest-bearing deposits increased $38,787. Total stockholders’ equity increased $454 or 0.1%, from $316,877 at year-end 2020 to $317,331 at March 31, 2021 due to net income, partially offset by a decrease to accumulated other comprehensive income (“AOCI”) resulting from a decrease to the unrealized gain on investment securities and dividends paid to shareholders. For the three months ended March 31, 2021, total assets averaged $2,914,045, an increase of $430,335 from $2,483,710 for the same period of 2020.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $333,753 at March 31, 2021, an increase of $37,842, or 12.8% from $295,911 at December 31, 2020. The increase was due to the purchase of taxable and tax-exempt municipal bonds and mortgage-backed securities as we deployed a portion of excess cash into higher earning assets. A decrease in the market value of the available-for-sale portfolio of $7,750 since December 31, 2020, due to higher market rates and principal received from mortgage-backed securities and maturing bonds partially offset the increases. Investment securities held-to-maturity totaled $7,166 at March 31, 2021, a decrease of $59 or 0.8% from $7,225 at December 31, 2020 due to payments received on mortgage backed securities.

For the three months ended March 31, 2021, the investment portfolio averaged $332,415, an increase of $16,190 or 5.1% compared to $316,225 for the same period last year. Average tax-exempt municipal bonds have increased $23,131 or 47.2% to $72,177 for the three months ended March 31, 2020 from $49,046 during the comparable period of 2020. The increase in tax-exempt municipal bonds is due to the aforementioned purchases during the last twelve months. The tax-equivalent yield on the investment portfolio decreased 33 basis points to 2.15% for the three months ended March 31, 2021, from 2.48% for the comparable period of 2020. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the AOCI component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $1,538, net of deferred income taxes of $408 at March 31, 2021, and net unrealized gains of $7,660, net of deferred income taxes of $2,036, at December 31, 2020.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first three months of 2021

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased to $2,179,534 at March 31, 2021 from $2,177,982 at December 31, 2020, an increase of $1,552. The slight loan growth is due to a net increase in PPP loans resulting from our participation in the second round of the SBA administered PPP, and to a lesser extent in commercial real estate loans. At March 31, 2021, we have 468 loans totaling $100,790 remaining from PPP loans originated during 2020 compared to 1,304 loans totaling $189,699 at December 31, 2020. We expect the majority of the remaining $100,790 to be forgiven during 2021. During the first quarter of 2021, we funded an additional 885 loans totaling $99,984 under the SBA's second PPP loan program. Excluding the PPP loans, total loans have decreased $9,523 or 0.4% primarily from reductions in non-PPP commercial loans, residential real estate and consumer loans, primarily dealer indirect auto loans. Commercial real estate loans increased $12,577 or 4.5% annualized, to $1,150,567 at March 31, 2021 compared to $1,137,990 at December 31, 2020 due to increased activity in all our markets. Commercial and industrial loans, excluding PPP, decreased $13,271 to $476,316 at March 31, 2021 compared to $489,587 at December 31, 2020 as loan growth was soft at the start of 2021. We will continue to actively pursue commercial and industrial loans, although this is temporarily more challenging due to the current economic conditions, as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans decreased $4,641, or 22.6% on an annualized basis, to $78,651 at March 31, 2021 compared to $83,292 at December 31, 2020. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from changes to the structure of the Bank’s loan pricing which were implemented during 2018.

Residential real estate loans decreased $4,188, or 6.1% on an annualized basis, to $273,226 at March 31, 2021 compared to $277,414 at December 31, 2020. Lower mortgage rates resulting from the FOMC’s action to cut the federal funds rate has triggered significant refinance activity. The majority of the refinancing are being sold into the secondary market which has led to increased mortgage banking revenue.

Loan activity beyond the PPP began to improve at the end of the quarter as the economic outlook improved, certain government restrictions began to ease and vaccine distribution accelerated and is now available to all adults.

For the three months ended March 31, 2021, total loans excluding PPP loans, averaged $1,983,947, an increase of $18,232 or 0.9% compared to $1,965,715 for the same period of 2020. The PPP loans averaged $195,525 for the three months ended March 31, 2021 and yielded 5.12%. The tax-equivalent yield on the entire loan portfolio was 4.09% for the three months ended March 31, 2021, a 46 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates. The FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3, 2020. The lower market rates negatively impacted our floating and adjustable rate loans and yields on new loan originations.

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

Unused commitments at March 31, 2021, totaled $508,314, consisting of $478,617 in unfunded commitments of existing loan facilities and $29,697 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2020 totaled $426,486, consisting of $392,058 in unfunded commitments of existing loans and $34,428 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at March 31, 2021 and 2020, are summarized as follows:

	2021	2020
United States	6.2%	3.8%
New York (statewide)	9.2	4.2
Pennsylvania (statewide)	7.7	5.2
Broome County	7.4	5.6
Bucks County	6.4	4.5
Lackawanna County	8.5	5.8
Lebanon County	6.7	4.6
Lehigh County	8.1	5.1
Luzerne County	10.1	6.8
Monroe County	9.1	6.4
Montgomery County	6.0	4.0
Northampton County	7.1	5.2
Schuylkill County	8.3	6.2
Susquehanna County	6.9	6.1
Wayne County	8.7	7.0
Wyoming County	8.2%	6.4%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The employment situation deteriorated in New York and Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing March 31, 2021 to March 31, 2020. The United States economy added 916,000 total nonfarm payrolls for the month of March 2021, handily beating economists' expectations. This marked the best pace of job recovery since August 2020. However, even after the stronger report, there remain 8.4 million fewer employed since February 2020. Projections for our local market unemployment are not readily available, however the most current economic statistics as of March 31, 2021 show continuing jobless claims of over 3.8 million. While this is a significant improvement from the 17 million jobless claims at the height of the pandemic, it remains elevated as does the unemployment rate at 6.0% per the latest report from the Bureau of Labor Statistics at March 31, 2021. As the pandemic continues to remain a focus of the economic recovery, elevated unemployment rates could have an adverse effect on our credit quality and may result in increased credit losses within the loan portfolio in future periods.

Distribution of nonperforming assets

	March 31, 2021	December 31, 2020
Nonaccrual loans:
Commercial	$1,740	$3,359
Real estate:
Commercial	2,718	2,642
Residential	781	869
Consumer	94	111
Total nonaccrual loans	5,333	6,981
Troubled debt restructured loans:
Commercial	894	920
Real estate:
Commercial	1,272	1,310
Residential	574	588
Total troubled debt restructured loans	2,740	2,818
Accruing loans past due 90 days or more:
Real estate:
Residential	172	71
Total accruing loans past due 90 days or more	172	71
Total nonperforming loans	8,245	9,870
Foreclosed assets	131	632
Total nonperforming assets	$8,376	$10,502
Nonperforming loans as a percentage of loans, net	0.38%	0.45%
Nonperforming assets as a percentage of total assets	0.28%	0.36%

We experienced improved asset quality during the first three months of 2021 as evidenced by a decrease of $2,126 in nonperforming assets. Nonperforming assets totaled $8,376 or 0.28% of total assets at March 31, 2021, a decrease from $10,502 or 0.36% of total assets at December 31, 2020. A decrease in each category from year-end was experienced.

Loans on nonaccrual status decreased $1,648 to $5,333 at March 31, 2021 from $6,981 at December 31, 2020. The decrease to nonaccrual loans since year-end is primarily due to a $1,511 payoff of one commercial credit. Restructured loans decreased $78 to $2,740 at March 31, 2021 from $2,818 at December 31, 2020 due to payments received. Foreclosed assets decreased $501 due to the sale of two properties with larger balances. Other real estate owned comprised four properties at March 31, 2021 and five properties at December 31, 2020, respectively.

Generally, maintaining a high loan to deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our goal of strong asset quality to ensure that asset quality remains strong. We continued our

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

efforts to maintain sound underwriting standards for both commercial and consumer credit. Most commercial lending is done primarily with locally owned small businesses.

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

The allowance for loan losses decreased $561 or 2.1% in 2021, due to a $500 release from the allowance for loan losses in the current period resulting from improved credit quality and a slight decrease in non-PPP loan balances. The allowance for loan losses at March 31, 2021 continued to reflect the provisions added during 2020 from our adjustment of qualitative factors in our allowance for loan losses methodology, due to economic decline and expectation of increased credit losses from COVID-19's adverse impact on economic and business operating conditions. The allowance for loan losses equaled $26,783 or 1.23% of loans, net at March 31, 2021 compared to $27,344 or 1.26% of loans, net, at December 31, 2020. Excluding PPP loans which do not carry an allowance for losses due to a 100% government guarantee, the ratio equaled 1.35% at March 31, 2021. Loans charged-off, net of recoveries, for the three months ended March 31, 2021, equaled $61 or 0.01% of average loans, compared to $491 or 0.10% of average loans for the comparable period last year which included the charge-off of one specific commercial credit totaling $553, offset by a recovery of $200 on an unrelated commercial credit.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the three months ended March 31, 2021, total deposits increased $113,303 or 4.6% to $2,550,416 from $2,437,113 at December 31, 2020.  The growth of deposits is the result of elevated demand for liquid accounts due to low interest rates and economic uncertainty, strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and proceeds from federal government stimulus payments.  Interest-bearing deposits increased $74,516 while noninterest-bearing deposits increased $38,787.  Interest-bearing transaction accounts, including NOW and money market accounts increased by $50,747, or 4.8%, to $1,114,468 at March 31, 2021, from $1,063,721 at December 31, 2020, savings accounts increased $27,893 to $459,117 as of March 31, 2021 from $431,224 at December 31, 2020.  Time deposits less than $250 decreased $1,759, or 0.8%, to $219,687 at March 31, 2021, from $221,446 at December 31, 2020 as depositors shifted to more liquid accounts.  Time deposits $250 or more decreased $2,365, or 2.4% to $95,882 at March 31, 2021 from $98,247 at year end 2020 due to the redemption of a few large accounts.

For the three months ended March 31, interest-bearing deposits averaged $1,833,661 in 2021 compared to $1,524,265 in 2020, an increase of $309,396, or 20.3%. The cost of interest-bearing deposits was 0.46% in 2021 compared to 0.92% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.57% in 2021 and 1.01% in 2020. The lower costs are due primarily to a decrease in short-term

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

market rates, the result of the FOMC’s aggressive action to cut the federal funds rate during March 2020 to fight a recession by cutting the federal funds rate 150 basis points in response to the COVID-19 global pandemic and economic slowdown. We expect our cost of interest-bearing liabilities to continue to move lower as market rates are expected to remain at historical lows for the foreseeable future based on the recent statement by the FOMC.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, the Bank may borrow from the Federal Reserve utilizing the Discount Window, or the recently created Paycheck Protection Program Liquidity Facility (“PPPLF”) using PPP loans as collateral.

Overall, total borrowings at March 31, 2021, totaled $66,244 compared to $64,769 at December 31, 2020, an increase of $1,475. Short-term borrowings outstanding at March 31, 2021 was $51,980 compared to $50,000 at December 31, 2020 an increase of $1,980. Short-term borrowings totaling $50,000 were paid off during April 2021 with our excess cash position.  Long-term debt was $14,264 at March 31, 2021 compared to $14,769 at year end 2020.  There were no borrowings outstanding under the PPPLF at March 31, 2021.

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

Due to economic uncertainty and the decreases to short-term market rates and the expectation of historically low rates for the foreseeable future, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

The Asset Liability Management Committee (“ALCO”), comprised of members of our board of directors, senior management and other appropriate officers, oversees our IRR management program. Specifically, ALCO analyzes economic data and market interest rate trends, as well as competitive pressures, and utilizes computerized modeling techniques to reveal potential exposure to IRR. This allows us to monitor and attempt to control the influence these factors may have on our rate-sensitive assets (“RSA”) and rate-sensitive liabilities (“RSL”), and overall operating results and financial position. One such technique utilizes a static gap model that considers repricing frequencies of RSA and RSL in order to monitor IRR. Gap analysis attempts to measure our interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals. A positive gap occurs when the amount of RSA repricing in a specific period is greater than the amount of RSL repricing within that same time frame and is indicated by a RSA/RSL ratio greater than 1.0. A negative gap occurs when the amount of RSL repricing is greater than the amount of RSA and is indicated by a RSA/RSL ratio of less than 1.0. A positive gap implies that earnings will be impacted favorably if interest

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

rates rise and adversely if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.

Our cumulative one-year RSA/RSL ratio equaled 1.85% at March 31, 2021, an increase from 1.39% at December 31, 2020. The increase is due in part to a higher overnight federal funds sold balance of $81,100. Given the action by the FOMC to lower the targeted federal funds rate 150 basis points during March 2020 to combat economic slowdown and recessionary fears, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit and keeping our borrowings short-term in an attempt to decrease duration. The current position at March 31, 2021, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2021, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2021 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in February, to review our capital adequacy and liquidity contingency funding plan due to the high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic.  Management believes the Company’s liquidity position is strong. At March 31, 2021, the Company’s cash and due from banks balances were $303.3 million and we maintained $154.5 million of availability at the Federal Reserve Bank’s discount window. We may also utilize the Federal Reserve’s PPPLF which provides us, as an eligible depository institution, an available liquidity facility on a non-recourse basis, taking only PPP loans as collateral.  Our potential maximum borrowing capacity under the PPPLF at March 31, is $200.8 million; there were no advances outstanding under this facility at March 31. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At March 31, 2021, the Company’s available-for-sale investment securities portfolio totaled $333.8 million, $165.9 million of which were unencumbered. Net unrealized gains on the portfolio were $1.9 million. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at March 31, 2021 was $524.8 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2021. Our noncore funds at March 31, 2021, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 2.1%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 5.7% due to our short-term investments including $264.1 million of federal funds sold, exceeding our noncore funds. Comparatively, our overall noncore dependence ratio at year-end 2020 was 2.8% and our net short-term noncore funding dependence ratio was negative 1.3%, indicating that our reliance on noncore funds has decreased both in the short-term and overall due to our strong non-maturity deposit growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $75,126 during the three months ended March 31, 2021. Cash and cash equivalents increased $4,174 for the same period last year. For the three months ended March 31, 2021, net cash inflows of $11,654 from operating activities and $111,596 from financing activities were partially offset by net cash outflows of $48,124 from investing activities. For the same period of 2020, net cash inflows of $10,952 from operating activities and $45,157 from financing activities were partially offset by net cash outflows of $51,935 from investing activities.

Operating activities provided net cash of $11,654 for the three months ended March 31, 2021, and $10,952 for the corresponding three months of 2020. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $48,124 for the three months ended March 31, 2021, compared to using net cash of $51,935 for the same period of 2020. In 2021, the purchase of investment securities was the primary factor causing the net cash outflow from investing activities, while an increase in lending activities was the primary factor during the 2020 comparable period.

Financing activities provided net cash of $111,596 for the three months ended March 31, 2021, and provided net cash of $45,157 for the corresponding three months of 2020. Deposit gathering is our predominant financing activity. Deposits provided cash of $113,303 for the three months ended March 31, 2021. Comparatively, deposits provided $38,506 for the same period of 2020. We continue to seek low-cost deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

deposits, short-term and long-term borrowings provide additional funding. Short term borrowings increased $1,980 in the three months ended March 31, 2021 compared to a increase of $12,000 for the comparable period in 2020. Long term borrowings were paid down and used $505 three months ended March 31 2021. Comparatively, long term borrowings were paid down and used $483 of funding for the comparable period in 2020.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $317,331 or $44.00 per share at March 31, 2021, compared to $316,877 or $43.92 per share at December 31, 2020. Net income of $9,478 for the three months ended March 31, 2021 was the primary factor leading to the improved capital position. Stockholders’ equity was reduced during the three month period ended March 31, 2021 by cash dividends declared of $2,665, a decrease to AOCI of $5,931 primarily due to a decrease to the unrealized gain on investment securities from higher market rates and the repurchase of 13,101 common shares totaling $517.

Dividends declared equaled $0.37 per share through the three months ended March 31, 2021 and $0.36 per share for the same period of 2020. The dividend payout ratio was 28.2% for the three months ended March 31, 2021 and 50.0% for the same period of 2020. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on April 30, 2021 a second quarter dividend of $0.37 per share payable June 15, 2021. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant, including the adverse impact of COVID-19,  at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2021, the Bank’s Tier 1 capital to total average assets was 9.95% as compared to 10.08% at December 31, 2020. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.64% and the total capital to risk weighted asset ratio was 14.89% at March 31, 2021. These ratios were 13.73% and 14.98% at December 31, 2020. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.64% at March 31, 2021 compared to 13.73% at December 31, 2020. The slight decrease in the Bank’s capital ratios was due to the upstream of a $6.8 million dividend to the Company for general corporate purposes. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2021.

Review of Financial Performance:

Peoples reported net income of $9,478, or $1.31 per diluted share for the three months ended March 31, 2021, an increase of 79.5% when compared to $5,281, or $0.71 per diluted share for the comparable period of 2020. The increase in earnings for the three months ended March 31, 2021 is the product of an increase in pre-provision net interest income of $1,207, due primarily to lower funding costs of $1,572, a decrease to the provision for loan losses of $4,000 from improved credit quality and a release of $500 from the allowance for loan losses, which reflects an adjustment of qualitative factors in our allowance for loan losses methodology due to the onset of COVID-19 and its uncertain economic impact, and lower noninterest expenses of $1,022. Partially offsetting the increase was a higher provision for income taxes of $1,999 resulting in part to a $621 deferred tax adjustment from prior periods. Return on average assets

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

(“ROA”) measures our net income in relation to total assets. Our ROA was 1.32% for the first quarter of 2021 compared to 0.86% for the same period of 2020. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 12.00% for the first quarter of 2021 compared to 7.05% for the comparable period in 2020.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2021 and 2020.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three months ended March 31, 2021 and 2020:

Three months ended March 31	2021	2020
Interest income (GAAP)	$23,477	$23,842
Adjustment to FTE	335	353
Interest income adjusted to FTE (non-GAAP)	23,812	24,195
Interest expense	2,709	4,281
Net interest income adjusted to FTE (non-GAAP)	$21,103	$19,914

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2021 and 2020:

Three months ended March 31	2021	2020
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$12,629	$13,651
Less: amortization of intangible assets expense	125	154
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	12,504	13,497

Net interest income (GAAP)	20,768	19,561
Plus: taxable equivalent adjustment	335	353
Noninterest income (GAAP)	3,517	3,550
Less: net gains (losses) on equity securities	21	(123)
Less: net gains on sale of assets		267
Net interest income (FTE) plus noninterest income (non-GAAP)	$24,599	$23,320

Efficiency ratio (non-GAAP)	50.8%	57.9%

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2021 and 2020.

For the three months ended March 31, tax-equivalent net interest income increased $1,189 to $21,103 in 2021 from $19,914 in 2020. The net interest spread decreased to 2.98% for the three months ended March 31, 2021 from 3.24% for the three months ended March 31, 2020 as the earning asset yield decreased 70 basis points while the average rate paid on interest bearing liabilities decreased 44 basis points. The tax-equivalent net interest margin decreased to 3.15% for the first quarter of 2021 from 3.50% for the comparable period of 2020.

For the three months ended March 31, tax-equivalent interest income, a non-GAAP measure, on earning assets decreased $383, to $23,812 in 2021 as compared to $24,195 in 2020. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 70 basis points for the three months ended March 31, 2021 to 3.55% as compared to 4.25% for the three months ended March 31, 2020. The decrease in yield on earning assets resulted from a 46 basis point decrease in loan yields, 4.09% for the first quarter of 2021 compared to 4.55% for the same period last year. Loan yields decreased due to lower rates on new loan originations during 2021, coupled with adjustable and variable rate loans repricing into a lower rate environment as the FOMC cut the federal funds rate 150 basis points during March 2020 to combat the economic slowdown resulting from the COVID-19 pandemic. PPP loan interest income and net fees totaled $2,469 and the yield was 5.12% during the current quarter. Excluding the PPP loans, the loan yield was 3.99%. The overall yield earned on investments decreased 33 basis points in the first quarter of 2021 to 2.15% from 2.48% for the first quarter of 2020 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds and federal funds sold.  Average investment balances were $16,190 higher when comparing the current and year ago quarter. We expect asset yields to continue to move downward as asset cash flow reprices lower due to the FOMC’s policy to hold rates at historically low levels.

Total interest expense decreased $1,572 to $2,709 for the three months ended March 31, 2021 from $4,281 for the three months ended March 31, 2020. The total cost of funds decreased 44 basis points for the three months ended March 31, 2021 to 0.57% as compared to 1.01% in the year ago period. The decrease in costs was due to lower rates on interest bearing deposits partially offset by higher average balances and additional interest expense of $443 from the issuance of subordinated debt. The average rate paid on deposits declined as we decreased deposit rates in response to the aforementioned FOMC decision to decrease the target federal funds rate. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates and we continue to lower all our interest-bearing deposit rates to mitigate compression to our net interest margin.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume

	2021 vs 2020
	Increase (decrease)
	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(17)	$(9,371)	$9,354
Tax-exempt	(204)	(108)	(96)
Investments:
Taxable	(305)	(264)	(41)
Tax-exempt	116	(239)	355
Interest-bearing deposits	(22)	(84)	62
Federal funds sold	49		49
Total interest income	(383)	(10,066)	9,683
Interest expense:
Money market accounts	(456)	(2,206)	1,750
NOW accounts	(104)	(1,279)	1,175
Savings accounts	(25)	(132)	107
Time deposits less than $100	(250)	(97)	(153)
Time deposits $100 or more	(576)	(431)	(145)
Short-term borrowings	(502)	(252)	(250)
Long-term debt	(102)	159	(261)
Subordinated debt	443		443
Total interest expense	(1,572)	(4,238)	2,666
Net interest income - non-GAAP	$1,189	$(5,828)	$7,017

Tax-equivalent net interest income, a non-GAAP measure, was $21,103 in the three months ended March 31, 2021 and $19,914 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $7,017. A rate variance resulted in a decrease in net interest income of $5,828.

Average earning assets increased $426,664 to $2,716,867 for the three months ended March 31, 2021 from $2,290,203 for the three months ended March 31, 2020 and accounted for a $9,683 increase in interest income. Average loans increased $213,757, which caused interest income to increase $9,258. Specifically, average PPP loans totaled $195,525 and generated $2,469 of interest and net fees. Average taxable investments decreased $6,941 comparing 2021 and 2020, which resulted in decreased interest income of $41 while average tax-exempt investments increased $23,131, which resulted in an increase to interest income of $355.

Average interest-bearing liabilities rose $232,777 to $1,931,640 for the three months ended March 31, 2021 from $1,698,863 for the three months ended March 31, 2020 resulting in a net increase in interest expense of $2,666. Large denomination time deposits averaged $35,685 less in the current period and caused interest expense to decrease $145. A decrease of $45,407 in average time deposits less than $100 thousand decreased interest expense by $153. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $390,488, which in aggregate caused a $3,032 increase in interest expense. Short-term borrowings averaged $91,651 lower and decreased interest expense $250 while long-term debt averaged $17,968 lower and decreased interest expense by $261comparing the first three months of 2021 and 2020. The issuance of $33,000 of subordinated debt during the second quarter of 2020 increased interest expense by $443 in the current quarter.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 70 basis points while there was a 44 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $5,828 comparing the three months ended March 31, 2021 and 2020. The tax-equivalent yield on earning assets was 3.55% in

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

the 2021 period compared to 4.25% in 2020 resulting in a decrease in interest income of $10,066. The yield on the taxable investment portfolio decreased 39 basis points to 1.97% during the three months ended March 31, 2021 from 2.36% in the year ago period, resulting in a decrease of $264. The tax-equivalent yield on the loan portfolio decreased 46 basis points to 4.09% in 2021 from 4.55% in 2020 and resulted in a decrease to interest income of $9,479.

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. We did, however, add subordinated debt at a fixed rate of 5.375% during the second quarter of 2020 which adversely impacted our cost of funds. The cost of money market accounts decreased 67 basis points comparing the three months ended March 31, 2021 and 2020. The decrease resulted in a decrease in interest expense of $2,206. The cost of savings accounts decreased 4 basis points and resulted in a $132 reduction of interest expense.With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 25 basis points while time deposits $100 thousand or more decreased 88 basis points, which together resulted in a $528 decrease in interest expense. The average rate paid on short-term borrowings decreased 105 basis points in the 2021 period when compared to the year ago period, causing a $252 decrease in interest expense. Interest expense increased $159 from a 34 basis point increase in the average rate paid on long-term debt.

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

	Three months ended
	March 31, 2021			March 31, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,054,120	$20,900	4.13%	$1,830,455	$20,917	4.60%
Tax-exempt	125,352	1,101	3.56	135,260	1,305	3.88
Total loans	2,179,472	22,001	4.09	1,965,715	22,222	4.55
Investments:
Taxable	260,238	1,266	1.97	267,179	1,571	2.36
Tax-exempt	72,177	494	2.78	49,046	378	3.10
Total investments	332,415	1,760	2.15	316,225	1,949	2.48
Interest-bearing deposits	13,260	2	0.06	8,263	24	1.17
Federal funds sold	191,720	49	0.10
Total earning assets	2,716,867	23,812	3.55%	2,290,203	24,195	4.25%
Less: allowance for loan losses	27,692			23,144
Other assets	224,870			216,651
Total assets	$2,914,045	$23,812		$2,483,710	$24,195
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$504,302	$566	0.46%	$363,701	$1,022	1.13%
NOW accounts	571,344	599	0.43	391,110	703	0.72
Savings accounts	445,367	97	0.09	375,714	122	0.13
Time deposits less than $100	127,560	389	1.24	172,967	639	1.49
Time deposits $100 or more	185,088	441	0.97	220,773	1,017	1.85
Short-term borrowings	50,470	71	0.57	142,121	573	1.62
Long-term debt	14,509	103	2.88	32,477	205	2.54
Subordinated debt	33,000	443	5.38
Total interest-bearing liabilities	1,931,640	2,709	0.57	1,698,863	4,281	1.01
Noninterest-bearing deposits	634,806			462,508
Other liabilities	27,371			21,096
Stockholders’ equity	320,228			301,243
Total liabilities and stockholders’ equity	$2,914,045	2,709		$2,483,710	4,281
Net interest income/spread		$21,103	2.98%		$19,914	3.24%
Net interest margin			3.15%			3.50%
Tax-equivalent adjustments:
Loans		$231			$274
Investments		104			79
Total adjustments		$335			$353

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We generally make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2021.

For the three months ended March 31, 2021, the provision for loan losses was a credit of $500, due to improved credit quality and a slight decrease in non-PPP loan balances, and was $4,000 less than the provision for loan losses in the year ago period, which reflected an adjustment of qualitative factors in our allowance for loan losses methodology due to the onset of the coronavirus pandemic and its uncertain economic impact.

Noninterest Income:

Noninterest income for the three months ended March 31, 2021 totaled $3,517, a slight decrease of $33 or 0.9% from $3,550 in 2020.  Mortgage banking revenue was $175 higher in the current period due to increased refinance activity from low market rates which resulted in a higher volume of loans sold into the secondary market.  Revenue from commercial loan interest rate swap transactions was $327 higher in the current period due to a higher credit valuation adjustment.  Service charges, fees, commissions and other are lower in the current period by $421 due to lower service charges on consumer and commercial deposit accounts and an $335 accrual adjustment to a bank owned life insurance benefit.  Lower merchant services revenue of $21 and lower wealth management revenue of $29 resulted from lower transactional volume in the first quarter caused by the pandemic. The year ago period included a net gain of $267 from a sale of a pool of municipal securities, offset by an unrealized loss related to our equity portfolio.

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

For the first quarter, noninterest expense decreased $1,022 or 7.5% to $12,629 in 2021 from $13,651 in 2020. Personnel costs decreased 16.4%, net occupancy and equipment costs increased 6.1%, and all other expense categories which include, professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses increased 2.8% comparing the three months ended March 31, 2021 and 2020.

Salaries and employee benefits expense, which comprise the majority of noninterest expense, totaled $6,570 for the first quarter of 2021, a decrease of $1,286 or 16.4% when compared to the first quarter of 2020. The decrease in the current three month period is primarily due to deferred loan costs on PPP loans originated which are recorded as a contra-salary

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

expense. Deferred costs were $1,229 higher in the current period. Lower benefit expenses offset the higher salaries from annual merit increases.

We experienced a $188 or 6.1% increase in net occupancy and equipment expense comparing the first quarter of 2021 at $3,267 and 2020 at $3,079. Investment in our digital banking platform as well as costs associated with maintenance and upkeep to our buildings and grounds due to a particularly severe winter season were the driving factors to the increase. In general, as we expand our presence into new markets, maintenance expenses related to both equipment and facilities and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the first quarter, all other expense categories decreased $76 or 0.5% to $2,792 from $2,716 comparing 2021 to 2020. FDIC assessments increased $186, or 251.4% when comparing the three months ended March 31, 2021 to the same period in 2020 due to a FDIC small bank assessment credit recognized in the year ago period. Amortization expense related to intangible assets declined $29; professional and consulting fees increased $82 or 22.5% and all other expenses including travel, entertainment and meals decreased $118 or 6.6% due in part to the COVID-19 environment and event cancellations.

We recognize total noninterest expenses could increase as we incur additional costs related to office and branch cleaning, computer and technology capabilities and other items needed to address the effects of COVID-19. Additionally, legal and professional expenses may increase related to our loan portfolio and possible losses incurred due to economic hardships resulting from the pandemic.

Income Taxes:

We recorded income tax expense of $2,678 or 22.0% of pre-tax income, and $679 or 11.4% of pre-tax income for the three months ended March 31, 2021 and 2020, respectively. The three months ended March 31, 2021 includes a $621 deferred tax adjustment related to prior periods and the Company’s frozen pension plan. Excluding this adjustment, the effective tax rate would be 16.9%, an increase from the year ago period’s 11.4% due to a lower proportion of tax exempt income recognized in the first quarter of 2021 when compared to the same period in 2020. The three months ended March 31, 2021 includes the benefit of before tax investment tax credits totaling $270 compared to before tax investment tax credits and other credits of $273 for the same period last year.

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

Interest rate risk is the risk of loss to future earnings due to changes in interest rates. ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk.  Generally quarterly, the ALCO reports on the status of liquidity and interest rate risk matters to the Company’s board of directors. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with the Company’s liquidity, capital adequacy, growth, risk and profitability goals and are within policy limits.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at March 31, 2021  indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2020 model as the balance sheet growth offset the 6 basis points of compression to the balance sheet spread. As the simulation progresses, reductions to assumed asset replacement rates erodes the benefit to NII. Our

Peoples Financial Services Corp.

interest rate profile depicts a relatively well matched position in the near term. As the simulation progresses, a benefit to rising rates emerges while a flat and falling rate presents challenges to the annual run rate of NII. This position at March 31, 2021 was similar to the position indicated by simulation as of December 31, 2020.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2021, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2021
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	15.1	(20.0)	17.2	(40.0)
+300	11.0	(20.0)	13.6	(30.0)
+200	7.0	(10.0)	9.5	(20.0)
+100	3.3	(10.0)	6.0	(10.0)
Static
-100	(1.5)	(10.0)	(21.6)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2021, would increase 3.3% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

With rates having fallen materially in 2020 to historical lows, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.

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

At March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2021, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed,

Peoples Financial Services Corp.

summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2021 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition including, among other things, outbreaks of highly infectious or contagious diseases. There have been no material changes from the risk factors as previously disclosed in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, our board of directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 343,400 shares of our outstanding common stock through open market purchases.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2021.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
January 31, 2021	2,500	$36.90	198,528	353,422
February 28, 2021	9,601	$39.86	208,129	343,821
March 31, 2021	1,000	$41.92	209,129	342,821

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Peoples Financial Services Corp.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page
10.1

Change in Control Severance Agreement, dated as of January 5, 2021, by and between Peoples Security Bank and Trust Company and John R. Anderson, III (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the Commission on January 8, 2021)

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	58

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).	59

32	CEO and CFO Certifications Pursuant to Section 1350.	60

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 7, 2021	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)