Form 10-Q
period 2021-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2021-08-06
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,202,316 at July 30, 2021.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2021

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks:
Cash and due from banks	$41,789	$29,287
Interest-bearing deposits in other banks	10,262	15,905
Federal funds sold	196,000	183,000
Total cash and due from banks	248,051	228,192

Investment securities:
Available-for-sale	336,449	295,911
Equity investments carried at fair value	142	138
Held-to-maturity: Fair value June 30, 2021, $7,294; December 31, 2020, $7,513	7,104	7,225
Total investment securities	343,695	303,274
Loans	2,236,826	2,177,982
Less: allowance for loan losses	26,739	27,344
Net loans	2,210,087	2,150,638
Loans held for sale	1,545	837
Premises and equipment, net	46,305	47,045
Accrued interest receivable	7,844	8,255
Goodwill	63,370	63,370
Intangible assets, net	710	960
Bank owned life insurance	42,750	42,316
Other assets	33,379	38,915
Total assets	$2,997,736	$2,883,802

Liabilities:
Deposits:
Noninterest-bearing	$672,274	$622,475
Interest-bearing	1,939,492	1,814,638
Total deposits	2,611,766	2,437,113
Short-term borrowings		50,000
Long-term debt	3,752	14,769
Subordinated debentures	33,000	33,000
Accrued interest payable	469	736
Other liabilities	23,858	31,307
Total liabilities	2,672,845	2,566,925

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,202,728 shares at June 30, 2021 and 7,215,202 shares at December 31, 2020	14,407	14,431
Capital surplus	128,719	129,274
Retained earnings	183,702	171,023
Accumulated other comprehensive income (loss)	(1,937)	2,149
Total stockholders’ equity	324,891	316,877
Total liabilities and stockholders’ equity	$2,997,736	$2,883,802

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2021	2020	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$20,029	$21,160	$40,929	$42,077
Tax-exempt	965	941	1,835	1,972
Interest and dividends on investment securities:
Taxable	1,276	1,420	2,519	2,968
Tax-exempt	411	295	801	594
Dividends	25	25	48	48
Interest on interest-bearing deposits in other banks	2	5	4	29
Interest on federal funds sold	55	6	104	6
Total interest income	22,763	23,852	46,240	47,694

Interest expense:
Interest on deposits	1,941	2,864	4,033	6,367
Interest on short-term borrowings	6	102	77	675
Interest on long-term debt	82	231	185	436
Interest on subordinated debt	444	148	887	148
Total interest expense	2,473	3,345	5,182	7,626
Net interest income	20,290	20,507	41,058	40,068
Provision (credit) for loan losses	100	1,800	(400)	5,300
Net interest income after provision (credit) for loan losses	20,190	18,707	41,458	34,768

Noninterest income:
Service charges, fees, commissions and other	1,625	1,433	2,809	3,038
Merchant services income	508	472	601	586
Commission and fees on fiduciary activities	553	493	1,086	999
Wealth management income	417	231	775	618
Mortgage banking income	208	312	520	449
Increase in cash surrender value of life insurance	225	193	444	380
Interest rate swap (expense) revenue	(132)	249	665	719
Net gain (loss) on equity investment securities	(17)	39	4	(84)
Net gain on sale of investment securities available-for-sale				267
Total noninterest income	3,387	3,422	6,904	6,972

Salaries and employee benefits expense	7,250	7,048	13,820	14,904
Net occupancy and equipment expense	3,047	3,042	6,314	6,121
Amortization of intangible assets	125	154	250	308
Professional fees and outside services	577	611	1,016	976
FDIC insurance and assessments	271	336	531	410
Donations	379	341	718	679
Other expenses	1,879	1,710	3,508	3,495
Total noninterest expense	13,528	13,242	26,157	26,893
Income before income taxes	10,049	8,887	22,205	14,847
Income tax expense	1,518	1,311	4,196	1,990
Net income	8,531	7,576	18,009	12,857

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	2,470	2,094	(5,279)	9,723
Reclassification adjustment for net gain on sales included in net income				(267)
Change in derivative fair value	(135)	(543)	106	493
Other comprehensive income (loss)	2,335	1,551	(5,173)	9,949
Income tax expense (benefit)	490	325	(1,087)	2,090
Other comprehensive income (loss), net of income taxes	1,845	1,226	(4,086)	7,859
Comprehensive income	$10,376	$8,802	$13,923	$20,716

Per share data:
Net income:
Basic	$1.18	$1.03	$2.50	$1.75
Diluted	$1.18	$1.03	$2.49	$1.74
Average common shares outstanding:
Basic	7,204,261	7,341,636	7,207,588	7,360,517
Diluted	7,239,325	7,376,700	7,242,652	7,391,202
Dividends declared	$0.37	$0.36	0.74	0.72

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			9,478		9,478
Other comprehensive loss, net of income taxes				(5,931)	(5,931)
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		89			89
Share retirement: 13,101 shares	(26)	(491)			(517)
Common stock grants awarded, net of unearned compensation of $182: 9,192 shares	18	(18)
Balance, March 31, 2021	$14,423	$128,854	$177,836	$(3,782)	$317,331

Net income			8,531		8,531
Other comprehensive income, net of income taxes				1,845	1,845
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		177			177
Share retirement: 7,828 shares	(16)	(312)			(328)
Balance, June 30, 2021	14,407	128,719	183,702	(1,937)	324,891

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			5,281		5,281
Other comprehensive income, net of income taxes				6,633	6,633
Dividends declared: $0.36 per share			(2,662)		(2,662)
Stock based compensation		5			5
Share retirement: 53,746 shares	(107)	(2,097)			(2,204)
Balance, March 31, 2020	$14,670	$133,159	$154,806	$3,428	$306,063

Net income			7,576		7,576
Other comprehensive loss, net of income taxes				1,226	1,226
Dividends declared: $0.36 per share			(2,643)		(2,643)
Stock based compensation		186			186
Share retirement: 10,383 shares	(21)	(343)			(364)
Balance, June 30, 2020	$14,649	$133,002	$159,739	$4,654	$312,044

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2021	2020
Cash flows from operating activities:
Net income	$18,009	$12,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,352	1,458
Amortization of right-of-use lease asset	204	209
Accretion of deferred loan fees, net	(2,614)	(665)
Amortization of intangibles	250	308
Amortization of low income housing partnerships	240	262
(Credit) provision for loan losses	(400)	5,300
Net unrealized (gain) loss on equity investment securities	(4)	84
Net gain on sale of other real estate owned	(75)	(4)
Loans originated for sale	(11,398)	(16,215)
Proceeds from sale of loans originated for sale	10,863	15,148
Net gain on sale of loans originated for sale	(173)	(156)
Net amortization of investment securities	551	553
Net gain on sale of investment securities available-for-sale		(267)
Increase in cash surrender value of life insurance	(444)	(380)
Deferred income tax expense	620	619
Stock based compensation	266	191
Net change in:
Accrued interest receivable	411	(1,387)
Other assets	(1,137)	(11,444)
Accrued interest payable	(267)	(405)
Other liabilities	(3,253)	13,586
Net cash provided by operating activities	13,001	19,652
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		26,502
Proceeds from repayments of investment securities:
Available-for-sale	19,496	34,520
Held-to-maturity	119	253
Purchases of investment securities:
Available-for-sale	(65,862)	(9,080)
Net redemption of restricted equity securities	2,272	4,849
Net increase in lending activities	(56,492)	(244,675)
Purchases of premises and equipment	(816)	(1,214)
Proceeds from sale of other real estate owned	680	157
Net cash used in investing activities	(100,603)	(188,688)
Cash flows from financing activities:
Net increase in deposits	174,653	238,635
Proceeds from Paycheck Protection Program Liquidity Facility		103,650
Repayment of Paycheck Protection Program Liquidity Facility		(63,475)
Proceeds from subordinated debentures		33,000
Repayment of long-term debt	(11,017)	(11,970)
Net decrease in short-term borrowings	(50,000)	(102,150)
Retirement of common stock	(845)	(2,568)
Cash dividends paid	(5,330)	(5,305)
Net cash provided by financing activities	107,461	189,817
Net increase in cash and cash equivalents	19,859	20,781
Cash and cash equivalents at beginning of period	228,192	31,153
Cash and cash equivalents at end of period	$248,051	$51,934

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2021	2020
Supplemental disclosures:
Cash paid during the period for:
Interest	$5,449	$8,031
Income taxes	2,500
Noncash items:
Transfers of loans to other real estate	$57	$730
Initial recognition of right-of-use assets		899
Initial recognition of lease liability		899

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“the Bank”), collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through twenty-six full-service community banking offices located within Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and six months ended and as of June 30, 2021, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Significant events: COVID-19

Operationally, as COVID-19 events unfold, our continued priority is the health and safety of our customers and employees. We continue to follow the recommendations of our state governments as to conducting business and continue to maintain safety protocols. Currently all our offices have returned to pre-pandemic operating hours with full lobby access.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” The guidance explained that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, another COVID-19 relief bill was signed that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  During 2020, the Bank had applied this guidance and modified 479 commercial loans with an outstanding balance of $306.8 million and 512 consumer loans with an outstanding balance of $23.3 million.  As of June 30, 2021, all of these modifications had expired and the loans returned to their contractual payment terms with the exception of four

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

consumer loans with a total outstanding balance of $68 thousand. Of the four remaining consumer loans, two loans with outstanding balances totaling $32 thousand are non-performing.

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,450 PPP loans totaling $217.5 million in principal, with an average loan size of $150,000.  The PPP loans originated during 2020 generated net fees totaling $5.2 million.  These fees are deferred and accreted into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2020 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.  The initial PPP expired on August 8, 2020.  Through December 31, 2020, PPP loans totaling $27.8 million had been forgiven by the SBA and a total of $2.3 million in PPP net fees had been recognized by the Bank.

On December 27, 2020, another COVID-19 relief bill was signed that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank originated additional loans through the PPP, which expired on May 31, 2021.  In the six months ended June 30, 2021, the Bank had generated and received SBA approval on 1,062 PPP loans totaling $121.6 million and generated $4.4 million in related deferred PPP net fees.  In the six months ended June 30, 2021, PPP loans totaling $156.9 million had been forgiven by the SBA and a total of $2.8 million in PPP net fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations.

Recent accounting standards:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited time period to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in ASU 2020-04 are elective for entities with contracts, including derivative contracts, that reference LIBOR or some other reference rate that are expected to be discontinued. For the Bank's cash flow hedges, ASU 2020-04 allows: (i) an entity to change the reference rate without having to designate the hedging relationship; (ii) for cash flow hedges in which the designated hedged risk is LIBOR, allows an entity to assert that it remains probable that the hedged forecasted transaction will occur; and (iii) allows an entity to change the designated method used to assess hedge effectiveness and simplifies or temporarily suspends the assessment of hedge effectiveness for hedging relationships. ASU 2020-04 must be applied prospectively and was effective immediately upon issuance and remains effective through December 31, 2022.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Net unrealized gain on investment securities available-for-sale	$4,417	$9,696
Income tax expense	928	2,036
Net of income taxes	3,489	7,660
Benefit plan adjustments	(7,977)	(7,977)
Income tax benefit	(1,675)	(1,675)
Net of income taxes	(6,302)	(6,302)
Derivative adjustments	1,108	1,002
Income tax	232	211
Net of income taxes	876	791
Accumulated other comprehensive income (loss)	$(1,937)	$2,149

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2021 and 2020:

	2021		2020
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$8,531	$8,531	$7,576	$7,576
Average common shares outstanding	7,204,261	7,239,325	7,341,636	7,376,700
Earnings per share	$1.18	$1.18	$1.03	$1.03

	2021		2020
For the Six Months Ended June 30	Basic	Diluted	Basic	Diluted
Net income	$18,009	$18,009	$12,857	$12,857
Average common shares outstanding	7,207,588	7,242,652	7,360,517	7,391,202
Earnings per share	$2.50	$2.49	$1.75	$1.74

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$16,483	$260		$16,743
U.S. government-sponsored enterprises	56,591	868		57,459
State and municipals:
Taxable	59,423	1,544	$514	60,453
Tax-exempt	73,067	2,660	621	75,106
Residential mortgage-backed securities:
U.S. government agencies	2,618	96		2,714
U.S. government-sponsored enterprises	108,269	1,340	1,864	107,745
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,581	684		13,265
Corporate debt securities	3,000		36	2,964
Total	$332,032	$7,452	$3,035	$336,449
Held-to-maturity:
Tax-exempt state and municipals	$6,847	$183		$7,030
Residential mortgage-backed securities:
U.S. government agencies	16			16
U.S. government-sponsored enterprises	241	7		248
Total	$7,104	$190	$	$7,294

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
December 31, 2020	Cost	Gains	Losses		Value
Available-for-sale:
U.S. Treasury securities	$18,478	$427			$18,905
U.S. government-sponsored enterprises	63,834	1,354	$		65,188
State and municipals:
Taxable	53,297	2,099		30	55,366
Tax-exempt	53,977	3,054		37	56,994
Residential mortgage-backed securities:
U.S. government agencies	3,553	154			3,707
U.S. government-sponsored enterprises	79,457	1,930		136	81,251
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,619	881			13,500
Corporate debt securities	1,000				1,000
Total	$286,215	$9,899		$203	$295,911
Held-to-maturity:
Tax-exempt state and municipals	$6,849	$275	$		$7,124
Residential mortgage-backed securities:
U.S. government agencies	21				21
U.S. government-sponsored enterprises	355	13			368
Total	$7,225	$288	$		$7,513

Equity Securities

At June 30, 2021, our equity security portfolio consisted of stock of one financial institution. At June 30, 2021 and December 31, 2020, we had $142 and $138 respectively, in equity securities recorded at fair value. At June 30, 2021, the fair value of our equity portfolio was lower than the cost basis by $11. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2021 (in thousands):

Three Months Ended June 30,	2021	2020
Net gain (loss) recognized during the period on equity securities	$(17)	$39
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$(17)	$39

For the Six Months Ended June 30,	2021	2020
Net gain (loss) recognized during the period on equity securities	$4	$(84)
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$4	$(84)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $3,083 and $5,355 at June 30, 2021 and December 31, 2020, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 at June 30, 2021 and December 31, 2020, respectively, and VISA Class B stock with a carrying

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

cost of $0 at June 30, 2021 and December 31, 2020, which are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.

The Company owns 44,982 shares of Visa Class B stock, which was necessary to participate in Visa services in support of the Company’s credit card, debit card, and related payment programs (permissible activities under banking regulations) as a member institution. Following the resolution of Visa’s litigation, shares of Visa’s Class B stock will be converted to Visa Class A shares using a conversion factor (1.6228 as of June 30, 2021), which is periodically adjusted to reflect Visa’s ongoing litigation costs. There is a very limited market for this stock, as only current owners of Class B shares are permitted to transact in Class B stock. Due to the lack of orderly trades and public information of such trades, Visa Class B stock has no readily determinable fair value.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of June 30, 2021, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2021, is summarized as follows:

Fair
June 30, 2021	Value
Within one year	$41,834
After one but within five years	37,132
After five but within ten years	37,203
After ten years	93,277
209,446
Mortgage-backed and other amortizing securities	127,003
Total	$336,449

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2021, is summarized as follows:

	Amortized	Fair
June 30, 2021	Cost	Value
Within one year	$175	$175
After five but within ten years	2,228	2,298
After ten years	4,444	4,557
	6,847	7,030
Mortgage-backed securities	257	264
Total	$7,104	$7,294

Securities with a carrying value of $181,693 and $165,982 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2021 and December 31, 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$24,966	$514			$24,966	$514
Tax-exempt	29,981	621			29,981	621
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	77,089	1,863	$201	$1	77,290	1,864
Corporate debt securities	2,964	36			2,964	36
Total	$135,000	$3,034	$201	$1	$135,201	$3,035

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$9,246	$30			$9,246	$30
Tax-exempt	6,786	37			6,786	37
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	11,553	135	$284	$1	11,837	136
Total	$27,585	$202	$284	$1	$27,869	$203

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first six months of 2021. The Company had fourteen mortgage-backed securities, forty-four tax-exempt municipals, twenty-five taxable municipals and five corporate bonds that were in unrealized loss positions at June 30, 2021. Of these securities, two mortgage-backed securities were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no known material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2021. There was no OTTI recognized for the three or six months ended June 30, 2021 and 2020.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2021 and December 31, 2020 are summarized as follows. The Company had net deferred loan origination fees of $2,995 and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

$2,058 at June 30, 2021 and December 31, 2020, respectively. The increase is due in part to net fees of $4.4 million from $121.6 million of PPP loans originated during the first six months of 2021.

	June 30, 2021	December 31, 2020
Commercial	$671,977	$679,286
Real estate:
Commercial	1,203,958	1,137,990
Residential	281,500	277,414
Consumer	79,391	83,292
Total	$2,236,826	$2,177,982

The PPP loans are included in the commercial loan classification and had an outstanding balance at June 30, 2021 of $154,421 comprised of $121,599 originated during 2021 as part of round two and $32,822 remaining from loans originated during 2020 under round one of the program. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at June 30, 2021.

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

		Real estate
June 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2021	$8,215	$14,703	$2,994	$871	$26,783
Charge-offs		(144)	(2)	(44)	(190)
Recoveries	18	8	1	19	46
Provisions (credits)	287	(286)	76	23	100
Ending balance	$8,520	$14,281	$3,069	$869	$26,739

		Real estate
June 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2020	$7,969	$13,007	$3,624	$1,086	$25,686
Charge-offs	(335)	(47)	(81)	(154)	(617)
Recoveries	31		3	54	88
Provisions	822	895	21	62	1,800
Ending balance	$8,487	$13,855	$3,567	$1,048	$26,957

		Real estate
June 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2021	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(15)	(240)	(24)	(106)	(385)
Recoveries	79	66	2	33	180
Provisions	(278)	(104)	(38)	20	(400)
Ending balance	$8,520	$14,281	$3,069	$869	$26,739

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

The Company’s allowance for loan losses decreased $0.6 million or 2.2% during the first six months of 2021, due primarily to a $0.4 million release from allowance for loan losses in the current period resulting from improved credit quality and a reversal of the COVID-related asset quality qualitative adjustment made in the year ago period in our allowance for loan losses methodology. The allowance for loan losses equaled $26.7 million or 1.20% of loans, net at June 30, 2021 compared to $27.3 million or 1.26% of loans, net, at December 31, 2020. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.28% at June 30, 2021. Loans charged-off, net of recoveries, for the six months ended June 30, 2021, equaled $0.2 million or 0.02% of average loans, compared to $1.0 million or 0.10% of average loans for the comparable period last year. The decrease to charge-offs in the current period resulted from improved credit quality; the year ago period included a $0.6 million fully charged-off commercial credit and an additional $0.3 million of commercial credits originated in our King of Prussia market. Loans charged-off, net of recoveries, for the three months ended June 30, 2021, equaled $0.1 million or 0.03% of average lons, compared to $0.5 million or 0.05% of average loans for the comparable period last year. The current period includes a $0.1 million partial charge down of a hospitality related credit; the year ago period included a fully charged off small business line of credit of $0.3 million and higher dealer indirect auto loan charge-offs.

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2021 and December 31, 2020 is summarized as follows:

		Real estate
June 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,520	$14,281	$3,069	$869	$26,739
Ending balance: individually evaluated for impairment	549	87	58		694
Ending balance: collectively evaluated for impairment	$7,971	$14,194	$3,011	$869	$26,045
Loans receivable:
Ending balance	$671,977	$1,203,958	$281,500	$79,391	$2,236,826
Ending balance: individually evaluated for impairment	2,071	3,683	1,466	76	7,296
Ending balance: collectively evaluated for impairment	$669,906	$1,200,275	$280,034	$79,315	$2,229,530

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2021 and December 31, 2020:

		Special
June 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial	$655,924	$13,752	$2,301	$	$671,977
Real estate:
Commercial	1,182,725	12,909	8,324		1,203,958
Residential	278,115	613	2,772		281,500
Consumer	79,316		75		79,391
Total	$2,196,080	$27,274	$13,472	$	$2,236,826

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$660,559	$14,305	$4,422	$	$679,286
Real estate:
Commercial	1,107,699	17,517	12,774		1,137,990
Residential	274,327	144	2,943		277,414
Consumer	83,215		77		83,292
Total	$2,125,800	$31,966	$20,216	$	$2,177,982

The decrease to substandard commercial loans resulted primarily from a $1.5 million relationship that was paid off during the six month period ended June 30, 2021 and a $0.5 million principal reduction to an outstanding credit. The decrease in special mention commercial real estate loans resulted primarily from an upgrade to a $5.3 million credit due to a credit enhancement and satisfactory repayment history. The decrease in substandard commercial real estate loans resulted from a refinance of a credit related to the hospitality industry that is secured by a seventy-five percent SBA guarantee.

Information concerning nonaccrual loans by major loan classification at June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020
Commercial	$1,640	$3,822
Real estate:
Commercial	3,025	3,262
Residential	876	922
Consumer	76	111
Total	$5,617	$8,117

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The decrease to non-accrual loans since year end was due primarily to a $1.5 million payoff of a specific commercial relationship and $0.5 million principal payment on an existing commercial credit.

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$53		$1,640	$1,693	$670,284	$671,977
Real estate:
Commercial	814		3,025	3,839	1,200,119	1,203,958
Residential	348	$220	925	1,493	280,007	281,500	$49
Consumer	347	78	76	501	78,890	79,391
Total	$1,562	$298	$5,666	$7,526	$2,229,300	$2,236,826	$49

Improved credit quality resulted in lower levels of past due loans from year end.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$73		$3,822	$3,895	$675,391	$679,286
Real estate:
Commercial	344	$134	3,262	3,740	1,134,250	1,137,990
Residential	2,072	480	993	3,545	273,869	277,414	$71
Consumer	374	63	111	548	82,744	83,292
Total	$2,863	$677	$8,188	$11,728	$2,166,254	$2,177,982	$71

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2021 and June 30, 2020, and as of and for the year ended December 31, 2020 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,105	$1,603		$889	$3	$1,343	$7
Real estate:
Commercial	3,009	3,970		3,145	9	2,887	15
Residential	1,007	1,185		1,064	4	1,071	10
Consumer	76	86		85		94
Total	5,197	6,844		5,183	16	5,395	32
With an allowance recorded:
Commercial	966	999	549	1,472	5	1,663	10
Real estate:
Commercial	674	771	87	692	6	988	10
Residential	459	470	58	441	3	447	7
Consumer
Total	2,099	2,240	694	2,605	14	3,098	27
Total impaired loans
Commercial	2,071	2,602	549	2,361	8	3,006	17
Real estate:
Commercial	3,683	4,741	87	3,837	15	3,875	25
Residential	1,466	1,655	58	1,505	7	1,518	17
Consumer	76	86		85		94
Total	$7,296	$9,084	$694	$7,788	$30	$8,493	$59

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,251	$3,421		$2,915	$30
Real estate:
Commercial	2,372	2,964		2,148	28
Residential	1,086	1,263		1,223	21
Consumer	111	121		167
Total	5,820	7,769		6,453	79
With an allowance recorded:
Commercial	2,046	2,094	947	2,038	17
Real estate:
Commercial	1,580	1,710	180	1,687	36
Residential	460	482	75	624	13
Consumer
Total	4,086	4,286	1,202	4,349	66
Total impaired loans
Commercial	4,297	5,515	947	4,953	47
Real estate:
Commercial	3,952	4,674	180	3,835	64
Residential	1,546	1,745	75	1,847	34
Consumer	111	121		167
Total	$9,906	$12,055	$1,202	$10,802	$145

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$2,921	$3,480		$3,314	$9	$3,422	$25
Real estate:
Commercial	2,042	2,606		2,153	17	2,074	22
Residential	1,115	1,273		1,122	5	1,321	10
Consumer	160	178		181		207
Total	6,238	7,537		6,770	31	7,024	57
With an allowance recorded:
Commercial	2,487	2,516	$1,339	2,222		1,821	6
Real estate:
Commercial	2,448	2,774	239	1,856		1,614
Residential	810	878	163	758	3	650	7
Consumer
Total	5,745	6,168	1,741	4,836	3	4,085	13
Total impaired loans
Commercial	5,408	5,996	1,339	5,536	9	5,243	31
Real estate:
Commercial	4,490	5,380	239	4,009	17	3,688	22
Residential	1,925	2,151	163	1,880	8	1,971	17
Consumer	160	178		181		207
Total	$11,983	$13,705	$1,741	$11,606	$34	$11,109	$70

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,637 at June 30, 2021, $2,818 at December 31, 2020 and $3,168 at June 30, 2020.

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

There were no loans modified as troubled debt restructurings during the three and six months ended June 30, 2021. The following table provides the number of loans modified in a trouble debt restructuring and the pre- and post-modification recorded during the three and six months ended June 30, 2020.

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recored
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial real estate	3	$1,073	$1,073	3	$1,073	$1,073
Commercial and industrial	1	12	12	1	12	12.00
Total	4	$1,085	$1,085	4	$1,085	$1,085

During the three and six months ended June 31, 2021, there were no payment defaults on troubled debt restructurings. During the three and six months ended June 30, 2020, there was one payment default on a residential real estate loan in the amount of $52.

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

Beginning in March 2020, the Company began receiving COVID-19 related requests for temporary modifications to the repayment structure for borrower loans. As of June 30, 2021, four consumer loans not classified as TDRs remained on deferral with principal balances aggregating $69 thousand.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at June 30, 2021, and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Other real estate owned	$260	$864
Investment in low income housing partnership	6,092	6,332
Mortgage servicing rights	835	838
Restricted equity securities (FHLB and other)	3,125	5,397
Net deferred tax asset	4,234	3,768
Interest rate floor	1,303	1,678
Interest rate swaps	10,023	13,693
Other assets	7,507	6,345
Total	$33,379	$38,915

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

During the periods ended June 30, 2021 and December 31, 2020 there were no transfers in or out of Level 3.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$16,743	$16,743		$
U.S. government-sponsored enterprises	57,459		$57,459
State and municipals:
Taxable	60,453		60,453
Tax-exempt	75,106		75,106
Mortgage-backed securities:
U.S. government agencies	2,714		2,714
U.S. government-sponsored enterprises	121,010		121,010
Corporate debt securities	2,964		2,964
Common equity securities	142	142
Total investment securities	$336,591	$16,885	$319,706	$
Loan held for sale	$1,545		$1,545
Interest rate floor-other assets	$1,303		$1,303
Interest rate swap-other assets	$10,023		$10,023
Interest rate swap-other liabilities	$(9,777)		$(9,777)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,905	$18,905		$
U.S. government-sponsored enterprises	65,188		$65,188
State and municipals:
Taxable	55,366		55,366
Tax-exempt	56,994		56,994
Mortgage-backed securities:
U.S. government agencies	3,707		3,707
U.S. government-sponsored enterprises	94,751		94,751
Corporate debt securities	1,000		1,000
Common equity securities	138	138
Total investment securities	$296,049	$19,043	$277,006	$
Loan held for sale	$837		$837
Interest rate floor-other assets	$1,678		$1,678
Interest rate swap-other assets	$13,693		$13,693
Interest rate swap-other liabilities	$(14,099)		$(14,099)

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,405			$1,405
Other real estate owned	$29			$29

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,884			$2,884
Other real estate owned	$527			$527

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,405	Appraisal of collateral	Appraisal adjustments	17.9% to 97.0% (23.9)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$29	Appraisal of collateral	Appraisal adjustments	71.5% to 71.5% (71.5)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,884	Appraisal of collateral	Appraisal adjustments	9.0% to 97.0% (28.2)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$527	Appraisal of collateral	Appraisal adjustments	3.1% to 58.1% (29.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2021	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$248,051	$248,051	$248,051
Investment securities:
Available-for-sale	336,449	336,449	16,743	$319,706
Common equity securities	142	142	142
Held-to-maturity	7,104	7,294		7,294
Loans held for sale	1,545	1,545		1,545
Net loans	2,210,087	2,183,217			$2,183,217
Accrued interest receivable	7,844	7,844		7,844
Mortgage servicing rights	835	1,264		1,264
Restricted equity securities (FHLB and other)	3,125	3,125		3,125
Interest rate floor	1,303	1,303		1,303
Interest rate swaps	10,023	10,023		10,023
Total	$2,826,508	$2,800,257
Financial liabilities:
Deposits	$2,611,766	$2,614,117		$2,614,117
Long-term debt	3,752	3,890		3,890
Subordinated debentures	33,000	32,733		32,733
Accrued interest payable	469	469		469
Interest rate swaps	9,777	9,777		9,777
Total	$2,658,764	$2,660,986

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $342 and $648 in 2021, and $353 and $660 in 2020 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended June 30,	2021	2020
Components of net periodic pension benefit:
Interest cost	$105	$163
Expected return on plan assets	(322)	(371)
Amortization of unrecognized net gain	76	65
Net periodic benefit	$(141)	$(143)

	Pension Benefits
Six Months Ended June 30,	2021	2020
Components of net periodic pension benefit:
Interest cost	$210	$217
Expected return on plan assets	(644)	(494)
Amortization of unrecognized net gain	152	87
Net periodic benefit	$(282)	$(190)

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

As of June 30, 2021, there were 37,151 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the six months ended June 30, 2021 and 2020, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 19,818 shares and 16,269 shares underlying such awards, respectively.

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

The Company recognized net compensation costs of $177 and $266 for the three and six months ended June 30, 2021 for awards granted under the 2017 Plan. The Company recognized compensation expense of $186 and $191 for the three and six months ended June 30, 2020 for awards granted under the 2017 Plan. As of June 30, 2021, the Company had $1,304 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.1 years.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets and issuances of debt. During the six months ended June 30, 2021, the Company terminated the interest rate swap associated with floating-rate borrowings and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amount was a loss of $25.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $536 will be reclassified as an increase to interest income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2021, the Company had 82 interest rate swaps with an aggregate notional amount of $401,874 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of June 30, 2021 (1)		As of December 31, 2020		As of June 30, 2021 (1)			As of December 31, 2020
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,303	Other Assets	$1,678
Cash Flow Swap	$50,000					Other Liabilities	$		Other Liabilities	$485
Total derivatives designated as hedging instruments			$1,303		$1,678		$			$485

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$401,874	Other Assets	$10,023	Other Assets	$13,693	Other Liabilities		$9,777	Other Liabilities	$13,614

Total derivatives not designated as hedging instruments			$10,023		$13,693			$9,777		$13,614
(1)	Amounts include accrued interest.
(2)	Notional amount of interest rate swaps at December 31, 2020 was $375,341.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of June 30, 2021 and June 30, 2020.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Loss	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		June 30, 2021		Income		June 30, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$401	$401		Interest Expense	$(23)	$(23)	—
Cash Flow Swap				Other expense	(25)	(25)
Interest Rate Floor (*)	$(76)	$(83)	$7	Interest Income	$268	$300	$(32)
Total	$325	$318	$7		$220	$252	$(32)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Gain	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		June 30, 2020		Income		June 30, 2020
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$(510)	$(510)		Interest Expense	$73	$73
Interest Rate Floor (*)	$150	$151	$(1)	Interest Income	$146	$178	$(32)
Total	$(360)	$(359)	$(1)		$219	$251	$(32)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the three months ended June 30,
	2021	2021	2020		2020
	Interest Income	Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$134		$110		73

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$134		$110		73
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$150		$126		73
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)		$(16)

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the six months ended June 30,
	2021	2021	2020		2020
	Interest Income	Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$268	$(48)	$146		$73

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$268	$(23)	$146		$73
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring		$(25)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$300	$(48)	$178		$73
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(32)		$(32)	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020.

		Amount of Gain	Amount of Loss	Amount of Gain	Amount of Gain
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020

Interest Rate Swaps	Interest rate swap revenue	$(237)	$168	$(10)	$(141)

Fee Income	Interest rate swap revenue	$105	$497	$259	$860

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$11,326	$	$11,326	$2,767		$8,559

Offsetting of Derivative Liabilities
as of June 30, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$9,777	$	$9,777	$2,767	5,729	$1,281

Offsetting of Derivative Assets
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$15,371	$	$15,371	$1,678		$13,693

Offsetting of Derivative Liabilities
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$14,099	$	$14,099	$1,678	12,421	$

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

As of June 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,729. As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12,421. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $8,030 against its obligations under these agreements as of June 30, 2021, compared to having posted collateral of $15,360 with counterparties at December 31, 2020. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2021 and December 31, 2020 are summarized as follows:

At the period end	June 30, 2021	December 31, 2020
Interest-bearing deposits:
Money market accounts	$559,719	$496,634
Now accounts	609,586	567,087
Savings accounts	469,993	431,224
Time deposits less than $250	209,772	221,446
Time deposits $250 or more	90,422	98,247
Total interest-bearing deposits	1,939,492	1,814,638
Noninterest-bearing deposits	672,274	622,475
Total deposits	$2,611,766	$2,437,113

The growth in deposits occurred in non-maturity deposits as demand for liquid accounts elevated due to low interest rates. Strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, proceeds of PPP loans retained on deposit by our commercial borrowers, and federal government stimulus payments contributed to the increase. Time deposits less than $250 decreased due to $12.5 million of matured brokered deposits. Time deposits $250 thousand or more decreased due to the maturity of a few large public fund certificates of deposit.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. At June 30, 2021 there were no short-term borrowings outstanding, as excess liquidity was used to payoff borrowings. The table below outlines short-term borrowings at June 30, 2021 and December 31, 2020:

	At and for the six months ended June 30, 2021
					Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at
	Balance	Balance	Balance	Rate	June 30,2021
Other borrowings	$	$589	$1,980	0.06%		%
FHLB advances		28,177	50,000	0.55
Total short-term borrowings	$	$28,766	$51,980	0.54%		%

At and for the year ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$50,000	$83,716	$179,199	1.01%	0.40%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At June 30, 2021, the maximum borrowing capacity was $814,067 of which $3,752 was outstanding in borrowings and $242,485 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2020, the maximum borrowing capacity was $807,042 of which $64,769 was outstanding in borrowings and $218,350 was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at June 30, 2021 and December 31, 2020 are as follows:

	Interest Rate
Due	Fixed		June 30, 2021	December 31, 2020
June 2021	1.99	$		$10,000
March 2023	4.69		3,752	4,769
			$3,752	$14,769

Maturities of long-term debt, by contractual maturity, for the remainder of 2021 and subsequent years are as follows:

2021	$1,041
2022	2,156
2023	555
$3,752

The advances from the FHLB totaling $3,752 are not convertible.

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

13. Income taxes

The effective tax rate of the Company was 15.1% and 18.9% for the three and six months ended June 30, 2021 compared to 14.8% and 13.4% for the three and six months ended June 30, 2020. The six months ended June 30, 2021 includes a $621 deferred tax adjustment related to prior periods and the Company’s frozen pension plan. Excluding this adjustment, the effective tax rate would be 16.1% for the six month period ended June 30, 2021, an increase from the year ago period’s 13.4% due to a lower proportion of tax exempt income recognized in 2021 when compared to 2020. Before tax investment tax credits amounted to $273 and $543 for the three and six months ended June 30, 2021 compared to before tax investment tax credits and other credits of $273 and $546 for those same periods last year.

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

During the first six months of 2021, restrictive measures related to the COVID-19 pandemic began to ease, both on a national level and more specifically in the Company's market area. Most businesses have reopened at full capacity, which has improved commercial and consumer activity but still has not returned to pre-pandemic levels. While the overall outlook has improved based on the availability of the vaccine to all adults and older children, there has been a recent rise in hospitalization and infection rates caused by the Delta variant, a rapidly spreading strain of coronavirus. Therefore, the risk of further resurgence and possible reimplementation of restrictions remains.  If there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows.

From a lending perspective, loan growth, excluding our PPP loan transactions, improved during the second quarter as economic activity began to improve in our markets.  The PPP loans approved and funded during 2020 totaling $217.5 million had outstanding balances at December 31, 2020 of $189.6 million and have remaining balances of $32.8 million at June 30, 2021.  Our lending team and credit professionals have assisted our small business customers to secure $157.1 million of loan forgiveness from the SBA.  During 2021, we originated $121.6 of new loans under the second round of PPP to support our small business customers still impacted by COVID-19.  We expect the majority of PPP loans to be forgiven during the remaining months of 2021.

From a credit risk perspective, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may have experienced financial hardship due to COVID-19 related challenges, and at the start of the pandemic, the Company granted payment deferral requests for up to six months to a total of 481 commercial loans with outstanding loan balances of $306.9 million and to 505 consumer loans with outstanding balances of $23.3 million.  At June 30, 2021, all commercial and consumer loans, with the exception of four consumer loans, have come off of deferral as borrowers have begun to make their regular payments.

Inflation increased during the second quarter of 2021 to a level well above the FOMC’s long-term desired 2% level for items other than food and energy. For the 12 months ended June 30, 2021, the consumer price index (“CPI”) registered 4.5%. CPI registered 1.6% for the 12 months ended March 31, 2021 and December 31, 2020. The all items index increased 5.4% for the 12 months ending June 30, 2021, up from the reading for the 12 months ending March 31, 2021 which was reported at 2.6% and December 31, 2020 which was reported at 1.4%. This was the largest 12 month increase since a 5.4% increase for the period ended August 31, 2008. As the U.S. economy continues to rebound from the initial slowdown in the second quarter of 2020 that was brought on by the nation wide shutdown, gross domestic product (“GDP”), the value of all goods and services produced in the nation, came in with an initial second quarter 2021 reading of a 6.5% annualized rate, off from the consensus forecast of 8.4% for the quarter. Personal consumption lead the growth, up 11.8%, aided by two stimulus programs. Meanwhile, residential investment disappointed and was down 9.8% as housing unaffordability has taken a toll on activity.

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at June 30, 2021 and December 31, 2020. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At June 30, 2021, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $113,934, or 8.0% annualized, to $2,997,736 at June 30, 2021, from $2,883,802 at December 31, 2020. Total loans increased to $2,236,826 at June 30, 2021, compared to $2,177,982 at December 31, 2020, an increase of $58,844. Excluding PPP loans and a net decrease of $35,278 to PPP loan balances, loan growth during the first six months of 2021 totaled $94,122, or 9.5% annualized.  Investments increased $40,421 or 13.3% due to the purchase of higher yielding investment securities with a portion of our lower earning excess cash position. Strong growth of deposits resulted in an increase to our overnight federal funds sold position of $13,000 since December 31, 2020.  Deposits increased by $174,653 or 14.5% annualized, the result of strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and federal government stimulus payments. Interest-bearing deposits increased $124,854 while noninterest-bearing deposits increased $49,799. Deposit growth and our excess cash position were utilized to pay down short-term borrowings and payoff a matured long-term borrowing.  Total borrowings at June 30, 2021 total $3,752.  Total stockholders’ equity increased $8,014 or 2.5%, from $316,877 at year-end 2020 to $324,891 at June 30, 2021 due to net income, partially offset by a decrease to accumulated other comprehensive income (“AOCI”), resulting from a decrease to the unrealized gain on investment securities, and dividends paid to shareholders. For the six months ended June 30, 2021, total assets averaged $2,955,524, an increase of $366,979 from $2,588,545 for the same period of 2020.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $336,449 at June 30, 2021, an increase of $40,538, or 13.7% from $295,911 at December 31, 2020. The increase was due to the purchase of taxable and tax-exempt municipal bonds and mortgage-backed securities as we deployed a portion of excess cash into higher earning assets. A decrease in the market value of the available-for-sale portfolio of $5,279 since December 31, 2020, due to higher market rates and principal received from mortgage-backed securities and maturing bonds partially offset the increases. Investment securities held-to-maturity totaled $7,104 at June 30, 2021, a decrease of $121 or 1.7% from $7,225 at December 31, 2020 due to payments received on mortgage backed securities.

For the six months ended June 30, 2021, the investment portfolio averaged $337,741, an increase of $27,816 or 9.0% compared to $309,925 for the same period last year. Average tax-exempt municipal bonds have increased $29,110 or 62.9% to $75,366 for the six months ended June 30, 2020 from $46,256 during the comparable period of 2020. The increase in tax-exempt municipal bonds is due to purchases during the last twelve months with a portion of excess liquidity. The tax-equivalent yield on the investment portfolio decreased 30 basis points to 2.14% for the six months ended June 30, 2021, from 2.44% for the comparable period of 2020. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the AOCI component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $3,489 net of deferred income taxes of $928 at June 30, 2021, and net unrealized gains of $7,660, net of deferred income taxes of $2,036, at December 31, 2020.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first six months of 2021.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased to $2,236,826 at June 30, 2021 from $2,177,982 at December 31, 2020, an increase of $58,844.  Loan activity improved since year-end as the economic outlook improved and certain government restrictions began to ease.  Our loan growth is due to increases in commercial real estate loans and tax-free commercial loans, offset by a reduction in PPP loan balances. At June 30, 2021, we have 144 loans totaling $32,822 remaining from PPP loans originated during 2020 compared to 1,304 loans totaling $189,699 at December 31, 2020. We expect the majority of the remaining $32,822 to be forgiven during 2021. During 2021, we funded an additional 1,062 loans totaling $121,599 under the SBA's second PPP loan program. Excluding the PPP loans, total loans have increased $94,122 or 9.5% annually. Commercial real estate loans increased $65,968 or 11.7% annualized, to $1,203,958 at June 30, 2021 compared to $1,137,990 at December 31, 2020 due to increased activity in all our markets. Commercial and industrial loans, excluding PPP, increased $27,969 to $517,556 at June 30, 2021 compared to $489,587 at December 31, 2020 due to growth of tax-exempt loans. We continue to actively pursue commercial and industrial loans as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans decreased $3,901, or 9.4% on an annualized basis, to $79,391 at June 30, 2021 compared to $83,292 at December 31, 2020. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from changes to the structure of the Bank’s loan pricing.

Residential real estate loans increased $4,086, or 3.0% on an annualized basis, to $281,500 at June 30, 2021 compared to $277,414 at December 31, 2020. The increase in residential mortgages is due to increased refinance and purchase activity during the current low rate environment coupled with a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the six months ended June 30, 2021, total loans excluding PPP loans, averaged $2,005,898, an increase of $24,453 or 1.2% compared to $1,981,445 for the same period of 2020. The PPP loans averaged $196,240 for the six months ended June 30, 2021 and yielded 3.91%. The tax-equivalent yield on the entire loan portfolio was 3.96% for the six months ended June 30, 2021, a 38 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates. The FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3, 2020. The lower market rates negatively impacted our floating and adjustable rate loans and yields on new loan originations.

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

Unused commitments at June 30, 2021, totaled $513,629, consisting of $460,944 in unfunded commitments of existing loan facilities and $52,685 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2020 totaled $426,486, consisting of $392,058 in unfunded commitments of existing loans and $34,428 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

National, Pennsylvania, New York and market area unemployment rates at June 30, 2021 and 2020, are summarized as follows:

	2021	2020
United States	5.9%	13.0%
New York (statewide)	8.3	9.9
Pennsylvania (statewide)	6.9	9.7
Broome County	6.4	9.7
Bucks County	5.7	9.1
Lackawanna County	7.6	10.5
Lebanon County	6.1	8.7
Lehigh County	7.5	10.3
Luzerne County	9.0	11.8
Monroe County	8.3	13.0
Montgomery County	5.4	8.3
Northampton County	6.5	10.0
Schuylkill County	7.3	10.1
Susquehanna County	5.9	8.5
Wayne County	7.3	10.8
Wyoming County	7.1%	9.7%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The employment situation improved nationally as well as in New York, Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing June 30, 2021 to June 30, 2020. The United States economy added 720,000 total nonfarm payrolls for the month of June 2021. Projections for our local market unemployment are not readily available, however the most current economic statistics as of June 30, 2021 show continuing jobless claims of over 3.4 million. This remains elevated as does the unemployment rate at 5.9% per the latest report from the Bureau of Labor Statistics at June 30, 2021.

Distribution of nonperforming assets

	June 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial	$1,182	$3,359
Real estate:
Commercial	2,487	2,642
Residential	834	869
Consumer	76	111
Total nonaccrual loans	4,579	6,981
Troubled debt restructured loans:
Commercial	874	920
Real estate:
Commercial	1,196	1,310
Residential	567	588
Total troubled debt restructured loans	2,637	2,818
Accruing loans past due 90 days or more:
Real estate:
Residential	49	71
Total accruing loans past due 90 days or more	49	71
Total nonperforming loans	7,265	9,870
Foreclosed assets	29	632
Total nonperforming assets	$7,294	$10,502
Nonperforming loans as a percentage of loans, net	0.32%	0.45%
Nonperforming assets as a percentage of total assets	0.24%	0.36%

We experienced improved asset quality during the first six months of 2021 as evidenced by a decrease of $3,208 in nonperforming assets. Nonperforming assets totaled $7,294 or 0.24% of total assets at June 30, 2021, a decrease from $10,502 or 0.36% of total assets at December 31, 2020. Improvement in each category from year-end was experienced.

Loans on nonaccrual status, excluding trouble debt restructured nonaccrual loans, decreased $2,402 to $4,579 at June 30, 2021 from $6,981 at December 31, 2020. The decrease to nonaccrual loans since year-end is primarily due to a $1,511 payoff of one commercial credit and a $500 principal payment to another credit. Restructured loans decreased $181 to $2,637 at June 30, 2021 from $2,818 at December 31, 2020 due to payments received. Foreclosed assets decreased $603 due to the sale of two properties with larger balances. Foreclosed assets comprised two properties at June 30, 2021 and five properties at December 31, 2020, respectively.

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

The allowance for loan losses decreased $605 or 2.2% in 2021, due to a $400 release from the allowance for loan losses in the current period resulting from improved credit quality and the resulting reversal of the COVID-related asset quality qualitative factor adjustment made in the year ago period in our methodology, partially offset by non-PPP loan growth in the current period. The allowance for loan losses at June 30, 2021 continued to reflect the provisions added during 2020 from our adjustment of qualitative factors in our allowance for loan losses methodology, due to economic decline and expectation of increased credit losses from COVID-19's adverse impact on economic and business operating conditions. The allowance for loan losses equaled $26,739 or 1.20% of loans, net at June 30, 2021 compared to $27,344 or 1.26% of loans, net, at December 31, 2020. Excluding PPP loans which do not carry an allowance for losses due to a 100% government guarantee, the ratio equaled 1.28% at June 30, 2021. Loans charged-off, net of recoveries, for the six months ended June 30, 2021, equaled $205 or 0.02% of average loans, compared to $1,021 or 0.10% of average loans for the comparable period last year which included the charge-off of one specific commercial credit totaling $553 and two small business lines of credit totaling $398, offset by a recovery of $200 on an unrelated commercial credit.

Deposits:

We attract the majority of our deposits from within our market area that stretches from Montgomery County in southeastern Pennsylvania to Broome County in the Southern Tier of New York State to Lebanon County in Central Pennsylvania through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the six months ended June 30, 2021, total deposits increased $174,653 or 7.2% to $2,611,766 from $2,437,113 at December 31, 2020.  The growth of deposits is the result of elevated demand for liquid accounts due to low interest rates and economic uncertainty, strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and proceeds from federal government stimulus payments.  Interest-bearing deposits increased $124,854 while noninterest-bearing deposits increased $49,799.  Interest-bearing transaction accounts, including NOW and money market accounts increased by $105,584, or 9.9%, to $1,169,305 at June 30, 2021, from $1,063,721 at December 31, 2020, savings accounts increased $38,769 to $469,993 as of June 30, 2021 from $431,224 at December 31, 2020.  Time deposits less than $250 decreased $11,674, or 5.3%, to $209,772 at June 30, 2021, from $221,446 at December 31, 2020 due in part to redemption of $12,500 of brokered cerificates of deposit.  Time deposits $250 or more decreased $7,825, or 8.0% to $90,422 at June 30, 2021 from $98,247 at year end 2020 due to the redemption of a large municipal account.

For the six months ended June 30, interest-bearing deposits averaged $1,877,950 in 2021 compared to $1,565,053 in 2020, an increase of $312,897 or 20.0%. The cost of interest-bearing deposits was 0.43% in 2021 compared to 0.82% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.54% in 2021 and 0.88% in 2020. The lower costs are due primarily to a decrease in short-term market rates, the result of the FOMC’s aggressive action to cut the federal funds rate during March 2020 to fight a recession by cutting the federal funds rate 150 basis points in response to the COVID-19 global pandemic and economic

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

slowdown. We intend to continue to reduce deposit rates based on our expectation market rates will remain at historical lows for the foreseeable future based on the recent statement by the FOMC.

Borrowings:

The Bank utilizes borrowings as a secondary source of liquidity for its asset/liability management. Advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to credit worthiness have been met. Repurchase and term agreements are also available from the FHLB. In addition, the Bank may borrow from the Federal Reserve utilizing the Discount Window.

Overall, total borrowings at June 30, 2021, totaled $3,752 compared to $64,769 at December 31, 2020, a decrease of $61,017. There were no short-term borrowings outstanding at June 30, 2021 compared to $50,000 at December 31, 2020. Short-term borrowings were paid off during April 2021 with our excess cash position.  Long-term debt was $3,752 at June 30, 2021 compared to $14,769 at year end 2020, the majority of the decrease was due to the maturity and subsequent payoff of a $10,000 term borrowing.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Our cumulative one-year RSA/RSL ratio equaled 1.91% at June 30, 2021, an increase from 1.39% at December 31, 2020. The increase is due in part to a higher overnight federal funds sold balance of $196,000 and a reduction in borrowings of $61,017. Given the action by the FOMC to lower the targeted federal funds rate 150 basis points during March 2020 to combat economic slowdown and recessionary fears, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit and keeping our borrowings short-term in an attempt to decrease duration. The current position at June 30, 2021, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

Static gap analysis, although a standard measuring tool, does not fully illustrate the impact of interest rate changes on future earnings. First, market rate changes normally do not equally or simultaneously affect all categories of assets and liabilities. Second, assets and liabilities that can contractually reprice within the same period may not do so at the same time or to the same magnitude. Third, the interest rate sensitivity analysis presents a one-day position. Variations occur daily as we adjust our rate sensitivity throughout the year. Finally, assumptions must be made in constructing such an analysis.

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2021, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2021 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in May, to review our capital adequacy and liquidity contingency funding plan due to the uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic.  Management believes the Company’s liquidity position is strong. At June 30, 2021, the Company’s cash and due from banks balances were $248,051 million and we maintained $146.7 million of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At June 30, 2021, the Company’s available-for-sale investment securities portfolio totaled $336.4 million, $161.9 million of which were unencumbered. Net unrealized gains on the portfolio were $4.4 million. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at June 30, 2021 was $567.6 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2021. Our noncore funds at June 30, 2021, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 2.0%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 5.2% due to our short-term investments including $196.0 million of federal funds sold, exceeding our noncore funds. Comparatively, our overall noncore dependence ratio at year-end 2020 was 2.8% and our net short-term noncore funding dependence ratio was negative 1.3%, indicating that our reliance on noncore funds has decreased both in the short-term and overall due to our strong non-maturity deposit growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $19,859 during the six months ended June 30, 2021. Cash and cash equivalents increased $20,781 for the same period last year. For the six months ended June 30, 2021, net cash inflows of $13,001 from operating activities and $107,461 from financing activities were partially offset by net cash outflows of $100,603 from investing activities. For the same period of 2020, net cash inflows of $19,652 from operating activities and $189,817 from financing activities were partially offset by net cash outflows of $188,688 from investing activities.

Operating activities provided net cash of $13,001 for the six months ended June 30, 2021, and $19,652 for the corresponding six months of 2020. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $100,603 for the six months ended June 30, 2021, compared to using net cash of $188,688 for the same period of 2020. In 2021, the combination of purchases of investment securities and an increase in lending activities were the primary factors causing the net cash outflow from investing activities, while an increase in lending activities was the primary factor during the 2020 comparable period.

Financing activities provided net cash of $107,461 for the six months ended June 30, 2021, and provided net cash of $189,817 for the corresponding six months of 2020. Deposit gathering is our predominant financing activity. Deposits provided cash of $174,653 for the six months ended June 30, 2021. Comparatively, deposits provided $238,635 for the same period of 2020. We continue to seek low-cost deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Short term borrowings decreased $50,000 in the six months ended June 30, 2021 compared to a decrease of $102,150 for the comparable period in 2020. Long term

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

borrowings were paid down and used $11,017 during the six months ended June 30 2021. Comparatively, long term borrowings including PPPLF net proceeds and issuance of $33,000 subordinated debt provided $61,205 of funding for the comparable period in 2020.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $324,891 or $45.11 per share at June 30, 2021, compared to $316,877 or $43.92 per share at December 31, 2020. Net income of $18,009 for the six months ended June 30, 2021 was the primary factor leading to the improved capital position. Stockholders’ equity was reduced during the six month period ended June 30, 2021 by cash dividends declared of $5,330, a decrease to AOCI of $4,086 primarily due to a decrease to the unrealized gain on investment securities from higher market rates, and the repurchase of 20,929 common shares totaling $845.

Dividends declared equaled $0.74 per share through the six months ended June 30, 2021 and $0.72 per share for the same period of 2020. The dividend payout ratio was 29.7% for the six months ended June 30, 2021 and 41.4% for the same period of 2020. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on July 30, 2021 a third quarter dividend of $0.38 per share payable September 15, 2021. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant, including the adverse impact of COVID-19,  at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2021, the Bank’s Tier 1 capital to total average assets was 9.88% as compared to 10.08% at December 31, 2020. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.63% and the total capital to risk weighted asset ratio was 14.88% at June 30, 2021. These ratios were 13.73% and 14.98% at December 31, 2020. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.63% at June 30, 2021 compared to 13.73% at December 31, 2020. The slight decrease in the Bank’s capital ratios was due to the upstream of a $6.8 million dividend to the Company for general corporate purposes. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2021.

Review of Financial Performance:

Peoples reported net income of $18,009, or $2.49 per diluted share for the six months ended June 30, 2021, an increase of 40.1% when compared to $12,857, or $1.74 per diluted share for the comparable period of 2020. The increase in earnings for the six months ended June 30, 2021 is the product of an increase in pre-provision net interest income of $990, due primarily to lower funding costs of $2,444, a decrease to the provision for loan losses of $5,700 from improved credit quality and a release of $400 from the allowance for loan losses, which reflects a reversal of the COVID-related asset quality qualitative factor adjustment made in the year ago period in our allowance for loan losses methodology, and lower noninterest expenses of $736. Partially offsetting the increase was a higher provision for

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

income taxes of $2,206 resulting in part to a $621 deferred tax adjustment from prior periods. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.23% for the first six months of 2021 compared to 1.00% for the same period of 2020. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 11.35% for the first six months of 2021 compared to 8.48% for the comparable period in 2020.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30	2021	2020
Interest income (GAAP)	$22,763	$23,852
Adjustment to FTE	366	329
Interest income adjusted to FTE (non-GAAP)	23,129	24,181
Interest expense	2,473	3,345
Net interest income adjusted to FTE (non-GAAP)	$20,656	$20,836

Six months ended June 30	2021	2020
Interest income (GAAP)	$46,240	$47,694
Adjustment to FTE	701	682
Interest income adjusted to FTE (non-GAAP)	46,941	48,376
Interest expense	5,182	7,626
Net interest income adjusted to FTE (non-GAAP)	$41,759	$40,750

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30	2021	2020
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$13,528	$13,242
Less: amortization of intangible assets expense	125	154
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	13,403	13,088

Net interest income (GAAP)	20,290	20,507
Plus: taxable equivalent adjustment	366	329
Noninterest income (GAAP)	3,387	3,422
Less: net gains (losses) on equity securities	(17)	39
Net interest income (FTE) plus noninterest income (non-GAAP)	$24,060	$24,219

Efficiency ratio (non-GAAP)	55.7%	54.0%

Six months ended June 30	2021	2020
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$26,157	$26,893
Less: amortization of intangible assets expense	250	308
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	25,907	26,585

Net interest income (GAAP)	41,058	40,068
Plus: taxable equivalent adjustment	701	682
Noninterest income (GAAP)	6,904	6,972
Less: net (losses) gains on equity securities	4	(84)
Less: net gains on sale of assets		267
Net interest income (FTE) plus noninterest income (non-GAAP)	$48,659	$47,539

Efficiency ratio (non-GAAP)	53.24%	55.92%

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

For the three months ended June 30, tax-equivalent net interest income decreased $180 to $20,656 in 2021 from $20,836 in 2020. The net interest spread decreased to 2.81% for the three months ended June 30, 2021 from 3.15% for the three months ended June 30, 2020 as the earning asset yield decreased 58 basis points while the average rate paid on interest bearing liabilities decreased 25 basis points. The tax-equivalent net interest margin decreased to 2.96% for the second quarter of 2021 from 3.36% for the comparable period of 2020.

For the three months ended June 30, tax-equivalent interest income, a non-GAAP measure, on earning assets decreased $1,052, to $23,129 in 2021 as compared to $24,181 in 2020. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 58 basis points for the three months ended June 30, 2021 to 3.32% as compared to 3.90% for the three months ended June 30, 2020. The decrease in yield on earning assets resulted from a 33 basis point decrease in loan yields, 3.83% for the second quarter of 2021 compared to 4.16% for the same period last year. Loan yields decreased due to lower rates on new loan originations during 2021, coupled with adjustable and variable rate loans repricing into a lower rate environment. PPP loan interest income and net fees totaled $1,343 and the yield was 2.73% during the current quarter. Excluding the PPP loans, the loan yield was 3.94%. The overall yield earned on investments decreased 28 basis points in the second quarter of 2021 to 2.13% from 2.41% for the second quarter of 2020 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds and federal funds sold.  Average investment balances were $39,385 higher when comparing the current and year ago quarter. We expect asset yields to continue to move downward as asset cash flow reprices lower due to the FOMC’s policy to hold rates at historically low levels.

Total interest expense decreased $872 to $2,473 for the three months ended June 30, 2021 from $3,345 for the three months ended June 30, 2020. The total cost of funds decreased 25 basis points for the three months ended June 30, 2021 to 0.50% as compared to 0.75% in the year ago period. The decrease in costs was due to lower rates on interest bearing deposits partially offset by higher average balances. The average rate paid on deposits declined as we decreased deposit rates in response to the aforementioned FOMC decision to hold rates at historically low levels. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates and we continue to lower all our interest-bearing deposit rates to mitigate compression to our net interest margin.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume

	2021 vs 2020
	Increase (decrease)
	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(1,148)	$(7,176)	$6,028
Tax-exempt	(173)	(430)	257
Investments:
Taxable	(449)	(434)	(15)
Tax-exempt	262	(349)	611
Interest-bearing deposits	(25)	(26)	1
Federal funds sold	98	(7)	105
Total interest income	(1,435)	(8,422)	6,987
Interest expense:
Money market accounts	(574)	(1,779)	1,205
NOW accounts	(333)	(1,494)	1,161
Savings accounts	(51)	(147)	96
Time deposits less than $100	(429)	(141)	(288)
Time deposits $100 or more	(947)	(736)	(211)
Short-term borrowings	(598)	(247)	(351)
Long-term debt	(251)	527	(778)
Subordinated debt	739		739
Total interest expense	(2,444)	(4,017)	1,573
Net interest income - non-GAAP	$1,009	$(4,405)	$5,414

Tax-equivalent net interest income, a non-GAAP measure, was $41,759 in the six months ended June 30, 2021 and $40,750 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $5,414. A rate variance resulted in a decrease in net interest income of $4,405.

Average earning assets increased $365,129 to $2,757,319 for the six months ended June 30, 2021 from $2,392,190 for the six months ended June 30, 2020 and accounted for a $6,987 increase in interest income. Average loans increased $139,043, which caused interest income to increase $6,285. Specifically, average PPP loans totaled $196,240 and generated $3,811 of interest and net fees. Average taxable investments decreased $1,294 comparing 2021 and 2020, which resulted in decreased interest income of $15 while average tax-exempt investments increased $29,110, which resulted in an increase to interest income of $611.

Average interest-bearing liabilities rose $212,243 to $1,952,474 for the six months ended June 30, 2021 from $1,740,231 for the six months ended June 30, 2020 resulting in a net increase in interest expense of $1,573. Large denomination time deposits averaged $27,698 less in the current period and caused interest expense to decrease $211. A decrease of $45,820 in average time deposits less than $100 thousand decreased interest expense by $288. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $386,415, which in aggregate caused a $2,462 increase in interest expense. Short-term borrowings averaged $89,018 lower and decreased interest expense $351 while long-term debt averaged $39,099 lower and decreased interest expense by $778 comparing the first six months of 2021 and 2020. Subordinated debt averaged $27,463 more during the six months ended June 30, 2021 when compared to the same period in 2020 and increased interest expense by $739.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 64 basis points while there was a 34 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $4,405

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

comparing the six months ended June 30, 2021 and 2020. The tax-equivalent yield on earning assets was 3.43% in the 2021 period compared to 4.07% in 2020 resulting in a decrease in interest income of $8,422. The yield on the taxable investment portfolio decreased 33 basis points to 1.97% during the six months ended June 30, 2021 from 2.30% in the year ago period, resulting in a decrease of $434. The yield on the tax exempt investment portfolio decreased 56 basis points to 2.71% during the six months ended June 30, 2021 from 3.27% in the year ago period, resulting in a decrease of $349. The tax-equivalent yield on the loan portfolio decreased 38 basis points to 3.96% in 2021 from 4.34% in 2020 and resulted in a decrease to interest income of $7,606.

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. The cost of money market accounts decreased 46 basis points comparing the six months ended June 30, 2021 and 2020. The decrease resulted in a decrease in interest expense of $1,779. The cost of NOW accounts decreased 33 basis points and resulted in a $1,494 reduction of interest expense. The cost of savings accounts decreased 4 basis points and resulted in a $147 reduction of interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 18 basis points while time deposits $100 thousand or more decreased 79 basis points, which together resulted in a $877 decrease in interest expense. The average rate paid on short-term borrowings decreased 61 basis points in the 2021 period when compared to the year ago period, causing a $247 decrease in interest expense. Interest expense increased $527 from a 123 basis point increase in the average rate paid on long-term debt.

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

	Three months ended
	June 30, 2021			June 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,075,808	$20,029	3.87%	$2,032,852	$21,160	4.19%
Tax-exempt	148,747	1,222	3.30	127,624	1,191	3.75
Total loans	2,224,555	21,251	3.83	2,160,476	22,351	4.16
Investments:
Taxable	264,490	1,301	1.97	260,160	1,445	2.23
Tax-exempt	78,521	520	2.66	43,466	374	3.46
Total investments	343,011	1,821	2.13	303,626	1,819	2.41
Interest-bearing deposits	9,653	2	0.08	12,595	5	0.16
Federal funds sold	220,247	55	0.10	17,480	6	0.14
Total earning assets	2,797,466	23,129	3.32%	2,494,177	24,181	3.90%
Less: allowance for loan losses	27,163			26,000
Other assets	226,245			236,017
Total assets	$2,996,548	$23,129		$2,704,194	$24,181
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$542,600	$533	0.39%	$402,705	$614	0.61%
NOW accounts	609,283	561	0.37	436,020	827	0.76
Savings accounts	465,916	96	0.08	397,267	122	0.12
Time deposits less than $100	128,037	373	1.17	174,271	552	1.27
Time deposits $100 or more	175,918	378	0.86	195,578	749	1.54
Total interest-bearing deposits	1,921,754	1,941	0.41	1,605,841	2,864	0.72
Short-term borrowings	7,300	6	0.33	93,447	102	0.44
Long-term debt	11,025	82	2.98	82,117	231	1.13
Subordinated debt	33,000	444	5.38	11,074	148	5.38
Total borrowings	51,325	532	0.69	186,638	481	1.04
Total interest-bearing liabilities	1,973,079	2,473	0.50	1,792,479	3,345	0.75
Noninterest-bearing deposits	680,431			574,194
Other liabilities	23,420			28,798
Stockholders’ equity	319,618			308,723
Total liabilities and stockholders’ equity	$2,996,548	2,473		$2,704,194	3,345
Net interest income/spread		$20,656	2.81%		$20,836	3.15%
Net interest margin			2.96%			3.36%
Tax-equivalent adjustments:
Loans		$257			$250
Investments		109			79
Total adjustments		$366			$329

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2021			June 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,065,024	$40,929	4.00%	$1,931,653	$42,077	4.38%
Tax-exempt	137,114	2,323	3.42	131,442	2,496	3.82
Total loans	2,202,138	43,252	3.96	2,063,095	44,573	4.34
Investments:
Taxable	262,375	2,567	1.97	263,669	3,016	2.30
Tax-exempt	75,366	1,014	2.71	46,256	752	3.27
Total investments	337,741	3,581	2.14	309,925	3,768	2.44
Interest-bearing deposits	11,378	4	0.07	11,272	29	0.52
Federal funds sold	206,062	104	0.10	7,898	6	0.15
Total earning assets	2,757,319	46,941	3.43%	2,392,190	48,376	4.07%
Less: allowance for loan losses	27,426			24,572
Other assets	225,631			220,927
Total assets	$2,955,524	$46,941		$2,588,545	$48,376
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$523,557	$1,099	0.42%	$383,203	$1,673	0.88%
NOW accounts	590,418	1,160	0.40	413,565	1,493	0.73
Savings accounts	455,698	193	0.09	386,490	244	0.13
Time deposits less than $100	127,799	762	1.20	173,619	1,191	1.38
Time deposits $100 or more	180,478	819	0.92	208,176	1,766	1.71
Total interest-bearing deposits	1,877,950	4,033	0.43	1,565,053	6,367	0.82
Short-term borrowings	28,766	77	0.54	117,784	675	1.15
Long-term debt	12,758	185	2.92	51,857	436	1.69
Subordinated debt	33,000	887	5.38	5,537	148	5.38
Total borrowings	74,524	1,149	3.11	175,178	1,259	1.45
Total interest-bearing liabilities	1,952,474	5,182	0.54	1,740,231	7,626	0.88
Noninterest-bearing deposits	657,744			518,351
Other liabilities	25,385			24,947
Stockholders’ equity	319,921			305,016
Total liabilities and stockholders’ equity	$2,955,524	5,182		$2,588,545	7,626
Net interest income/spread		$41,759	2.89%		$40,750	3.19%
Net interest margin			3.05%			3.43%
Tax-equivalent adjustments:
Loans		$488			$524
Investments		213			158
Total adjustments		$701			$682

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We generally make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2021.

For the three months ended June 30, 2021, the provision for loan losses decreased $1,700 to $100 from $1,800 in the year ago period which reflected an increase to the asset quality qualitative factors in our allowance for loan losses methodology due to deferments requested on commercial loans and resulting risk rating migration.  The provision for loan losses in the three month period ended June 30, 2021 is the result of growth of non-PPP loans, improved asset quality and reversal of the COVID-related asset quality qualitative adjustment made in the year ago period in our allowance for loan losses methodology.

The provision for loan losses was a credit of $400 for the six months ended June 30, 2021, a decrease of $5,700 from the $5,300 provision for the comparable period of 2020.  The lower provision in the six month period ended June 30, 2021 is due to improved credit quality and the resulting reversal of the COVID-related asset quality qualitative factor adjustment made in the year ago period in our allowance for loan losses methodology.  The higher provision in the year ago period reflects changes made to the qualitative factors related to economic and credit quality declines resulting from the onset of the coronavirus pandemic and its uncertain economic impact.

Noninterest Income:

Noninterest income for the three months ended June 30, 2021 was $3,387, a slight decrease of $35 or 1.0% from $3,422 in 2020.   Services charges, fees, commissions and other were higher by $192 due to increased debit card interchange revenue and slightly higher service charges on consumer and commercial deposit accounts.  Wealth management revenue increased $186 in the three month period ended June 30, 2021 due to a higher number of transactions as the year ago period was negatively impacted by the COVID-19 shutdown.  Revenue generated from our commercial loan interest rate swaps decreased $381 from the year ago period due to a lower number of transactions and a lower credit valuation adjustment, and mortgage banking revenue declined $104 in the three month period ended June 30, 2021 from a lower percentage of mortgages eligible to be sold into the secondary market.

Noninterest income for the six months ended June 30, 2021 was $6,904, a slight decrease of $68 or 1.0% from $6,972 in the year ago period.  The year ago period included a net gain of $183 from a sale of a pool of municipal bonds, offset by an unrealized loss related to our equity security while the current period includes a $4 net gain to our equity security.  Service charges, fees, commissions and other are lower in the six month period ended June 30, 2021 by $229 as an accrual adjustment to a bank owned life insurance benefit of $335, a lower Federal Home Loan Bank dividend of $89 and a $115 decrease to service charges on consumer and commercial deposit accounts were partially offset by a $284 increase to our debit card interchange revenue.  Wealth management revenue increased $157 in the six month period ended June 30, 2021 due to a higher number of transactions and commissions and fees on fiduciary activities increased $87 due primarily to market appreciation of assets under management.  The increase in cash surrender value of life insurance of $64 or 16.8% is due in part to the addition of a new policy.

While positive developments have occurred related to the pandemic and macro economic conditions, uncertainty exists, and a resurgence in the virus could adversely effect our noninterest income.  Service charges on deposits may decline due to waived overdraft fees, lower transaction volumes and higher customer savings rates.  Restrictions that may be put in place related to seating capacities by state governmental authorities could cause a decrease to our merchant services revenue and debit card interchange income.  Also, our wealth management revenue may decline due to financial market turmoil and lower transaction volumes.

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

Noninterest expense increased $286 or 2.2% to $13,528 for the three months ended June 30, 2021, from $13,242 for the three months ended June 30, 2020. Personnel costs increased 2.9% from the year ago period, net occupancy and equipment costs were unchanged, and all other expense categories, which include professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses, increased  2.5% comparing the three months ended June 30, 2021 and 2020.

Salaries and employee benefits, which comprise the majority of noninterest expense, totaled $7,250 for the three months ended June 30, 2021, an increase of $202 or 2.9% when compared to the same year ago period.  The increase in the current period is due primarily to higher deferred costs, which are recorded as a contra-salary expense, of $787 in the year ago period related to a higher number of PPP loan originations.  Salary expense decreased $353 in the three month period ended June 30, 2021 as employee incentives related to the processing of the PPP loans were paid out during the year ago period and employee benefits expense decreased $232 due to lower payroll taxes and health insurance costs.

Other expenses, excluding net occupancy and equipment expense, for the three months ended June 30, 2021 increased $79 or 2.5%, to $3,231 from $3,152 in the comparable year ago period.  Pennsylvania shares tax expense increased $139 in the current period due to our annual asset growth, consulting and advisory fees increased $99 in part due our digital/mobile banking initiative, and legal and professional fees decreased $145 in the current period in part to improved credit quality.

For the six months ended June 30, noninterest expense decreased $736 or 2.7% to $26,157 in 2021 from $26,893 in 2020. During the six months ended June 30, 2020, personnel costs were 7.3% lower, occupancy and equipment costs 3.2% higher and all other expenses were 2.6% lower.  Salaries and employee benefits expense totaled $13,820 for the six months ending June 30, 2021, a decrease of $1,084 or 7.3% when compared to $14,904 for the same period of 2020.  The decrease in the current six month period is due primarily to deferred loan origination cost benefit of $441 related to the origination of PPP loans during 2021, a lower number of full-time equivalent employees due to three branch closures during the last six months of 2020, and lower health insurance and other employee benefit costs.

The six month period ended June 30, 2021 resulted in a $193 or 3.2% increase to $6,314 in net occupancy and equipment expense compared to $6,121 for the same period in 2020. Technology costs related to our investment in a new digital banking platform resulted in the increased expense in the current period.  In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the six months ended June 30, all other expense categories increased $155 or 2.6% to $6,023 in 2021 compared to $5,868 in 2020. Amortization expense related to intangible assets declined $58; state taxes increased $203 in the current period due to higher Pennsylvania shares tax expense resulting from our annual asset growth, FDIC assessments increased $121 when comparing the six months ended June 30, 2021 to the same period in 2020 due to a FDIC small bank assessment credit recognized in the year ago period.  Partially offsetting the increases were lower legal and professional expenses resulting from improved credit quality.

We recognize total noninterest expenses could increase as we incur additional costs related to office and branch cleaning, computer and technology capabilities and other items needed to address a possible resurgence of COVID-19. Additionally, legal and professional expenses may increase related to our loan portfolio and possible losses incurred due to economic hardships resulting from the pandemic.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Income Taxes:

We recorded income tax expense of $1,518 or 15.1% of pre-tax income, and $4,196 or 18.9% of pre-tax income for the three and six months ended June 30, 2021, respectively. This compares to the three and six month periods ended June 30, 2020 in which we recorded tax expense of $1,311 or 14.8% of pre-tax income, and $1,990 or 13.4% of pre-tax income, respectively. The six months ended June 30, 2021 include a $621 deferred tax adjustment related to prior periods and the Company’s frozen pension plan. Excluding this adjustment, the effective tax rate would be 16.1% for the six month period ended June 30, 2021, an increase from the year ago period’s 13.4% due to a lower proportion of tax exempt income recognized in the first six months of 2021 when compared to the same period in 2020. The three and six months ended June 30, 2021 include the benefit of before tax investment tax credits totaling $273 and $543 compared to before tax investment tax credits and other credits of $273 and $546 for the same period last year.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at June 30, 2021  indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2020 model as the balance sheet growth offset compression to the balance sheet spread. As the simulation progresses, reductions to assumed asset replacement rates erodes the benefit to NII. Our interest rate profile depicts a

Peoples Financial Services Corp.

relatively well matched position in the near term. As the simulation progresses, a benefit to rising rates emerges while a flat and falling rate presents challenges to the annual run rate of NII. This balance sheet position at June 30, 2021 was similar to the position indicated by simulation as of December 31, 2020.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2021, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2021
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	15.8	(20.0)	17.1	(40.0)
+300	11.6	(20.0)	13.5	(30.0)
+200	7.4	(10.0)	9.2	(20.0)
+100	3.5	(10.0)	6.1	(10.0)
Static
-100	(2.0)	(10.0)	(24.4)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2021, would increase 3.5% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

At June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2021, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed,

Peoples Financial Services Corp.

summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2021 and through the date of this quarterly report on Form 10-Q.

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

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2021.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
April 30, 2021	7,652	$41.80	216,781	335,169
May 31, 2021	176	$41.86	216,957	334,993
June 30, 2021			$216,957	334,993

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Peoples Financial Services Corp.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page
31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	65

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).	66

32	CEO and CFO Certifications Pursuant to Section 1350.	67

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 6, 2021	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)