Form 10-Q
period 2021-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2021-11-05
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,172,722 at October 31, 2021.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2021

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks:
Cash and due from banks	$33,662	$29,287
Interest-bearing deposits in other banks	7,425	15,905
Federal funds sold	319,500	183,000
Total cash and due from banks	360,587	228,192

Investment securities:
Available-for-sale	461,372	295,911
Equity investments carried at fair value	147	138
Held-to-maturity: Fair value September 30, 2021, $32,556; December 31, 2020, $7,513	32,848	7,225
Total investment securities	494,367	303,274
Loans	2,205,661	2,177,982
Less: allowance for loan losses	26,693	27,344
Net loans	2,178,968	2,150,638
Loans held for sale	997	837
Premises and equipment, net	50,682	47,045
Accrued interest receivable	8,280	8,255
Goodwill	63,370	63,370
Intangible assets, net	584	960
Bank owned life insurance	42,734	42,316
Other assets	32,956	38,915
Total assets	$3,233,525	$2,883,802

Liabilities:
Deposits:
Noninterest-bearing	$712,601	$622,475
Interest-bearing	2,128,318	1,814,638
Total deposits	2,840,919	2,437,113
Short-term borrowings		50,000
Long-term debt	3,235	14,769
Subordinated debentures	33,000	33,000
Accrued interest payable	872	736
Other liabilities	27,767	31,307
Total liabilities	2,905,793	2,566,925

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,177,028 shares at September 30, 2021 and 7,215,202 shares at December 31, 2020	14,356	14,431
Capital surplus	127,826	129,274
Retained earnings	190,061	171,023
Accumulated other comprehensive income (loss)	(4,511)	2,149
Total stockholders’ equity	327,732	316,877
Total liabilities and stockholders’ equity	$3,233,525	$2,883,802

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2021	2020	2021	2020
Interest income:
Interest and fees on loans:
Taxable	$21,276	$20,901	$62,205	$62,978
Tax-exempt	1,024	876	2,859	2,848
Interest and dividends on investment securities:
Taxable	1,285	1,250	3,804	4,223
Tax-exempt	432	280	1,233	874
Dividends	24	23	72	71
Interest on interest-bearing deposits in other banks	2	4	6	27
Interest on federal funds sold	124	12	228	19
Total interest income	24,167	23,346	70,407	71,040

Interest expense:
Interest on deposits	1,698	2,758	5,731	9,125
Interest on short-term borrowings	1	82	78	757
Interest on long-term debt	40	139	225	575
Interest on subordinated debt	443	443	1,330	591
Total interest expense	2,182	3,422	7,364	11,048
Net interest income	21,985	19,924	63,043	59,992
Provision for loan losses	400	1,050		6,350
Net interest income after provision for loan losses	21,585	18,874	63,043	53,642

Noninterest income:
Service charges, fees, commissions and other	1,667	1,584	4,476	4,622
Merchant services income	158	137	759	723
Commission and fees on fiduciary activities	639	575	1,725	1,574
Wealth management income	432	272	1,207	890
Mortgage banking income	244	488	764	937
Increase in cash surrender value of life insurance	225	192	669	572
Interest rate swap revenue	79	1,228	744	1,947
Net gain (loss) on equity investment securities	5	2	9	(82)
Net gain on sale of investment securities available-for-sale		457		724
Total noninterest income	3,449	4,935	10,353	11,907

Salaries and employee benefits expense	7,829	7,831	21,649	22,735
Net occupancy and equipment expense	3,150	3,131	9,464	9,252
Amortization of intangible assets	125	154	375	462
Professional fees and outside services	629	617	1,645	1,593
FDIC insurance and assessments	305	241	836	651
Donations	366	340	1,084	1,019
Other expenses	1,887	1,660	5,395	5,155
Total noninterest expense	14,291	13,974	40,448	40,867
Income before income taxes	10,743	9,835	32,948	24,682
Income tax expense	1,647	1,523	5,843	3,513
Net income	9,096	8,312	27,105	21,169

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(3,130)	(639)	(8,409)	9,084
Reclassification adjustment for net gain on sales included in net income		(457)		(724)
Change in derivative fair value	(128)	(137)	(22)	356
Other comprehensive income (loss)	(3,258)	(1,233)	(8,431)	8,716
Income tax expense (benefit)	(684)	(259)	(1,771)	1,831
Other comprehensive income (loss), net of income taxes	(2,574)	(974)	(6,660)	6,885
Comprehensive income	$6,522	$7,338	$20,445	$28,054

Per share data:
Net income:
Basic	$1.26	$1.14	$3.76	$2.89
Diluted	$1.26	$1.14	$3.74	$2.87
Average common shares outstanding:
Basic	7,198,125	7,277,189	7,204,399	7,332,539
Diluted	7,233,189	7,312,253	7,239,463	7,364,693
Dividends declared	$0.38	$0.36	1.12	1.08

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			9,478		9,478
Other comprehensive loss, net of income taxes				(5,931)	(5,931)
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		89			89
Share retirement: 13,101 shares	(26)	(491)			(517)
Common stock grants awarded, net of unearned compensation of $182: 9,192 shares	18	(18)
Balance, March 31, 2021	$14,423	$128,854	$177,836	$(3,782)	$317,331

Net income			8,531		8,531
Other comprehensive income, net of income taxes				1,845	1,845
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		177			177
Share retirement: 7,828 shares	(16)	(312)			(328)
Balance, June 30, 2021	14,407	128,719	183,702	(1,937)	324,891

Net income			9,096		9,096
Other comprehensive income, net of income taxes				(2,574)	(2,574)
Dividends declared: $0.38 per share			(2,737)		(2,737)
Stock based compensation		213			213
Share retirement: 25,699 shares	(51)	(1,106)			(1,157)
Balance, September 30, 2021	$14,356	$127,826	$190,061	$(4,511)	$327,732

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2020	$14,777	$135,251	$152,187	$(3,205)	$299,010
Net income			5,281		5,281
Other comprehensive income, net of income taxes				6,633	6,633
Dividends declared: $0.36 per share			(2,662)		(2,662)
Stock based compensation		5			5
Share retirement: 53,746 shares	(107)	(2,097)			(2,204)
Balance, March 31, 2020	$14,670	$133,159	$154,806	$3,428	$306,063

Net income			7,576		7,576
Other comprehensive loss, net of income taxes				1,226	1,226
Dividends declared: $0.36 per share			(2,643)		(2,643)
Stock based compensation		186			186
Share retirement: 10,383 shares	(21)	(343)			(364)
Balance, June 30, 2020	$14,649	$133,002	$159,739	$4,654	$312,044

Net income			8,312		8,312
Other comprehensive loss, net of income taxes				(974)	(974)
Dividends declared: $0.36 per share			(2,614)		(2,614)
Stock based compensation		192			192
Share retirement: 90,165 shares	(181)	(3,156)			(3,337)
Balance, September 30, 2020	$14,468	$130,038	$165,437	$3,680	$313,623

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2021	2020
Cash flows from operating activities:
Net income	$27,105	$21,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,883	2,109
Amortization of right-of-use lease asset	320	313
Accretion of deferred loan fees, net	(4,636)	(1,079)
Amortization of intangibles	375	462
Amortization of low income housing partnerships	360	416
Provision for loan losses		6,350
Net unrealized (gain) loss on equity investment securities	(9)	82
Net gain on sale of other real estate owned	(125)	(15)
Loans originated for sale	(18,462)	(28,655)
Proceeds from sale of loans originated for sale	18,577	27,949
Net gain on sale of loans originated for sale	(275)	(469)
Net amortization of investment securities	875	825
Net gain on sale of investment securities available-for-sale		(724)
Gain on sale of premises and equipment	(20)
Increase in cash surrender value of life insurance	(669)	(572)
Deferred income tax expense	620	619
Stock based compensation	479	383
Net change in:
Accrued interest receivable	(25)	(1,614)
Other assets	313	(34,812)
Accrued interest payable	136	12
Other liabilities	(1,108)	10,842
Net cash provided by operating activities	25,714	3,591
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		48,206
Proceeds from repayments of investment securities:
Available-for-sale	40,111	61,463
Held-to-maturity	367	336
Purchases of investment securities:
Available-for-sale	(214,856)	(18,313)
Held-to-maturity	(25,996)
Net redemption of restricted equity securities	1,481	4,656
Net increase in lending activities	(24,238)	(252,227)
Purchases of premises and equipment	(3,668)	(1,593)
Proceeds from the sale of premises and equipment	101
Investment in bank owned life insurance		(1,500)
Proceeds from bank owned life insurance	251
Proceeds from sale of other real estate owned	925	483
Net cash used in investing activities	(225,522)	(158,489)
Cash flows from financing activities:
Net increase in deposits	403,806	385,395
Proceeds from Paycheck Protection Program Liquidity Facility		103,650
Repayment of Paycheck Protection Program Liquidity Facility		(103,650)
Proceeds from subordinated debentures		33,000
Repayment of long-term debt	(11,534)	(12,464)
Net decrease in short-term borrowings	(50,000)	(102,150)
Retirement of common stock	(2,002)	(5,905)
Cash dividends paid	(8,067)	(7,919)
Net cash provided by financing activities	332,203	289,957
Net increase in cash and cash equivalents	132,395	135,059
Cash and cash equivalents at beginning of period	228,192	31,153
Cash and cash equivalents at end of period	$360,587	$166,212

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2021	2020
Supplemental disclosures:
Cash paid during the period for:
Interest	$7,228	$7,614
Income taxes	5,600	4,350
Noncash items:
Transfers of loans to other real estate	$545	$730
Initial recognition of right-of-use assets	2,253	899
Initial recognition of lease liability	2,253	899

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“the Bank”), collectively, the “Company” or “Peoples”. The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and nine months ended and as of September 30, 2021, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” The guidance explained that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, another COVID-19 relief bill was signed that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  During 2020, the Bank had applied this guidance and modified 479 commercial loans with an outstanding balance of $306.8 million and 512 consumer loans with an outstanding balance of $23.3 million.  As of September 30, 2021, all of these modifications had expired and the loans returned to their contractual payment terms.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,450 PPP loans totaling $217.5 million in principal, with an average loan size of $150,000.  The PPP loans originated during 2020 generated net fees totaling $5.2 million.  These fees are deferred and accreted into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2020 and during the first nine months of 2021 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.  The initial PPP expired on August 8, 2020.  Through December 31, 2020, PPP loans totaling $27.8 million had been forgiven by the SBA and a total of $2.3 million in PPP net fees had been recognized by the Bank.

On December 27, 2020, another COVID-19 relief bill was signed that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank originated additional loans through the PPP, which expired on May 31, 2021.  In the nine months ended September 30, 2021, the Bank had generated and received SBA approval on 1,062 PPP loans totaling $121.6 million and generated $4.3 million in related deferred PPP net fees.  In the nine months ended September 30, 2021, PPP loans totaling $227.8 million had been forgiven by the SBA and a total of $4.9 million in PPP net fees had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations. At September 30, 2021, PPP loan balances total $83.5 million with remaining unamortized fees of $2.3 million. We expect the majority of the loans to be forgiven and the net fees recognized into income over the next six months.

Fourth Quarter Dividend Declaration

On October 29, 2021, the Board of Directors declared a fourth quarter dividend of $0.38 per share. The dividend is payable December 15, 2021 to shareholders of record November 30, 2021.

Visa Class B Common Stock Sale

On October 8, 2021, Peoples’ banking subsidiary, Peoples Security Bank and Trust Company (the “Bank”), agreed to sell its 44,982 shares of the Class B common stock of Visa Inc. for a purchase price of $12.2 million. The shares had no carrying value on the Bank’s balance sheet and, as the Bank had no historical cost basis in the shares, the entire purchase price will be realized as a pretax gain.

The Bank received 73,333 Class B shares of Visa Inc. as part of its membership interest in March 2008, and 28,351 shares were redeemed in connection with Visa’s initial public offering in 2008. The sale of the remaining 44,982 Class B shares settled in October, 2021 and will be included in our 2021 fourth-quarter and year-end results as an after-tax gain of $9.6 million. The gain on the sale of the Class B shares is not indicative of the expected results of consolidated operations for those periods.

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

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Net unrealized gain on investment securities available-for-sale	$1,287	$9,696
Income tax expense	270	2,036
Net of income taxes	1,017	7,660
Benefit plan adjustments	(7,977)	(7,977)
Income tax benefit	(1,675)	(1,675)
Net of income taxes	(6,302)	(6,302)
Derivative adjustments	980	1,002
Income tax	206	211
Net of income taxes	774	791
Accumulated other comprehensive income (loss)	$(4,511)	$2,149

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2021 and 2020:

	2021		2020
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$9,096	$9,096	$8,312	$8,312
Average common shares outstanding	7,198,125	7,233,189	7,277,189	7,312,253
Earnings per share	$1.26	$1.26	$1.14	$1.14

	2021		2020
For the Nine Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$27,105	$27,105	$21,169	$21,169
Average common shares outstanding	7,204,399	7,239,463	7,332,539	7,364,693
Earnings per share	$3.76	$3.74	$2.89	$2.87

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$135,816	$191	$610	$135,397
U.S. government-sponsored enterprises	40,969	621		41,590
State and municipals:
Taxable	66,535	1,315	949	66,901
Tax-exempt	89,124	2,389	1,028	90,485
Residential mortgage-backed securities:
U.S. government agencies	2,087	71		2,158
U.S. government-sponsored enterprises	109,992	1,199	2,471	108,720
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,562	598		13,160
Corporate debt securities	3,000		39	2,961
Total	$460,085	$6,384	$5,097	$461,372
Held-to-maturity:
Tax-exempt state and municipals	$10,384	$146	$59	$10,471
Residential mortgage-backed securities:
U.S. government agencies	11,361		195	11,166
U.S. government-sponsored enterprises	11,103	4	188	10,919
Total	$32,848	$150	$442	$32,556

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$18,478	$427		$18,905
U.S. government-sponsored enterprises	63,834	1,354		65,188
State and municipals:
Taxable	53,297	2,099	$30	55,366
Tax-exempt	53,977	3,054	37	56,994
Residential mortgage-backed securities:
U.S. government agencies	3,553	154		3,707
U.S. government-sponsored enterprises	79,457	1,930	136	81,251
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,619	881		13,500
Corporate debt securities	1,000			1,000
Total	$286,215	$9,899	$203	$295,911
Held-to-maturity:
Tax-exempt state and municipals	$6,849	$275	$	$7,124
Residential mortgage-backed securities:
U.S. government agencies	21			21
U.S. government-sponsored enterprises	355	13		368
Total	$7,225	$288	$	$7,513

Equity Securities

At September 30, 2021, our equity security portfolio consisted of stock of one financial institution. At September 30, 2021 and December 31, 2020, we had $147 and $138 respectively, in equity securities recorded at fair value. At September 30, 2021, the fair value of our equity portfolio was lower than the cost basis by $6. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2021 (in thousands):

Three Months Ended September 30,	2021	2020
Net gain recognized during the period on equity securities	$5	$2
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$5	$2

For the Nine Months Ended September 30,	2021	2020
Net gain (loss) recognized during the period on equity securities	$9	$(82)
Less: Net gain (loss) recognized during the period on equity securities sold during the period
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$9	$(82)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $3,874 and $5,355 at September 30, 2021 and December 31, 2020, respectively, Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 at September 30, 2021 and December 31, 2020, respectively, and VISA Class B stock

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

with a carrying cost of $0 at September 30, 2021 and December 31, 2020, which are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.

On October 8, 2021, Peoples’ banking subsidiary, Peoples Security Bank and Trust Company (the “Bank”), agreed to sell its 44,982 shares of the Class B common stock of Visa Inc. for a purchase price of $12.2 million.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) periodically. As of September 30, 2021, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2021, is summarized as follows:

Fair
September 30, 2021	Value
Within one year	$38,277
After one but within five years	95,877
After five but within ten years	93,524
After ten years	106,538
334,216
Mortgage-backed and other amortizing securities	127,156
Total	$461,372

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2021, is summarized as follows:

	Amortized	Fair
September 30, 2021	Cost	Value
After five but within ten years	$5,940	$5,938
After ten years	4,444	4,533
	10,384	10,471
Mortgage-backed securities	22,464	22,085
Total	$32,848	$32,556

Securities with a carrying value of $195,104 and $165,982 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2021 and December 31, 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$102,789	$610			$102,789	$610
State and municipals:
Taxable	29,122	771	$4,283	$178	$33,405	$949
Tax-exempt	52,825	1,087			52,825	1,087
Residential mortgage-backed securities:
U.S. government agencies	11,279	195			$11,279	$195
U.S. government-sponsored enterprises	89,214	2,502	7,069	157	96,283	2,659
Corporate debt securities	2,961	39			2,961	39
Total	$288,190	$5,204	$11,352	$335	$299,542	$5,539

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$9,246	$30			$9,246	$30
Tax-exempt	6,786	37			6,786	37
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	11,553	135	$284	$1	11,837	136
Total	$27,585	$202	$284	$1	$27,869	$203

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first nine months of 2021. The Company had twenty mortgage-backed securities, sixty-five tax-exempt municipals, thirty-three taxable municipals and five corporate bonds that were in unrealized loss positions at September 30, 2021. Of these securities, four mortgage-backed securities and four taxable municipals were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no known material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at September 30, 2021. There was no OTTI recognized for the three or nine months ended September 30, 2021 and 2020.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2021 and December 31, 2020 are summarized as follows. The Company had net deferred loan origination fees of $1,785 and

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

$2,058 at September 30, 2021 and December 31, 2020, respectively. Net deferred loan origination fees remaining related to PPP loans is $2,283 at September 30, 2021, compared to $2,921 at December 31, 2020.

	September 30, 2021	December 31, 2020
Commercial	$588,466	$679,286
Real estate:
Commercial	1,248,693	1,137,990
Residential	291,404	277,414
Consumer	77,098	83,292
Total	$2,205,661	$2,177,982

The PPP loans are included in the commercial loan classification and had an outstanding balance at September 30, 2021 of $83,521 comprised of $69,284 remaining from those originated during 2021 as part of round two and $14,237 remaining from loans originated during 2020 under round one of the program. At December 31,2020, PPP loans originated during 2020 had outstanding balances totaling $189,699. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at September 30, 2021 and December 31, 2020.

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

		Real estate
September 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2021	$8,520	$14,281	$3,069	$869	$26,739
Charge-offs	(446)	(12)		(8)	(466)
Recoveries	4	1		15	20
Provisions (credits)	(164)	519	92	(47)	400
Ending balance	$7,914	$14,789	$3,161	$829	$26,693

		Real estate
September 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2020	$8,487	$13,855	$3,567	$1,048	$26,957
Charge-offs	(1,354)	(66)	(71)	(51)	(1,542)
Recoveries	51	14	9	45	119
Provisions (credits)	1,271	(5)	(159)	(57)	1,050
Ending balance	$8,455	$13,798	$3,346	$985	$26,584

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Real estate
September 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2021	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(461)	(252)	(24)	(114)	(851)
Recoveries	83	67	2	48	200
Provisions (credits)	(442)	415	54	(27)
Ending balance	$7,914	$14,789	$3,161	$829	$26,693

		Real estate
September 30, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2020	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(2,339)	(113)	(206)	(299)	(2,957)
Recoveries	349	14	22	129	514
Provisions	3,557	2,401	304	88	6,350
Ending balance	$8,455	$13,798	$3,346	$985	$26,584

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2021 and December 31, 2020 is summarized as follows:

		Real estate
September 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$7,914	$14,789	$3,161	$829	$26,693
Ending balance: individually evaluated for impairment	18	107	41		166
Ending balance: collectively evaluated for impairment	$7,896	$14,682	$3,120	$829	$26,527
Loans receivable:
Ending balance	$588,466	$1,248,693	$291,404	$77,098	$2,205,661
Ending balance: individually evaluated for impairment	1,058	3,094	1,431	82	5,665
Ending balance: collectively evaluated for impairment	$587,408	$1,245,599	$289,973	$77,016	$2,199,996

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2021 and December 31, 2020:

		Special
September 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial	$584,020	$2,889	$1,557	$	$588,466
Real estate:
Commercial	1,229,908	13,013	5,772		1,248,693
Residential	288,389	338	2,677		291,404
Consumer	77,016		82		77,098
Total	$2,179,333	$16,240	$10,088	$	$2,205,661

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$660,559	$14,305	$4,422	$	$679,286
Real estate:
Commercial	1,107,699	17,517	12,774		1,137,990
Residential	274,327	144	2,943		277,414
Consumer	83,215		77		83,292
Total	$2,125,800	$31,966	$20,216	$	$2,177,982

The decrease to special mention commercial loans is due to a payoff of a $12.9 million municipal related credit. The decrease in special mention commercial real estate loans resulted primarily from an upgrade to a $5.3 million credit due to a credit enhancement and satisfactory repayment history. The decrease to substandard commercial loans resulted primarily from a $1.5 million relationship that was paid off during the nine month period ended September 30, 2021. The decrease in substandard commercial real estate loans resulted from a refinance of a credit related to the hospitality industry that is secured by a seventy-five percent SBA guarantee.

Information concerning nonaccrual loans by major loan classification at September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020
Commercial	$648	$3,822
Real estate:
Commercial	2,435	3,262
Residential	809	922
Consumer	82	111
Total	$3,974	$8,117

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The decrease to non-accrual loans since year end was due primarily to a $1.5 million payoff and $1.0 million payoff of two unrelated commercial relationships, a $0.5 million total charge-off of a small business line of credit and a $0.5 million commercial real estate loan transferred to other real estate owned.

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$62	$47	$648	$757	$587,709	$588,466
Real estate:
Commercial	612	311	2,465	3,388	1,245,305	1,248,693	$30
Residential	317	302	857	1,476	289,928	291,404	48
Consumer	450	78	82	610	76,488	77,098
Total	$1,441	$738	$4,052	$6,231	$2,199,430	$2,205,661	$78

Improved credit quality resulted in lower levels of past due loans from year end.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$73		$3,822	$3,895	$675,391	$679,286
Real estate:
Commercial	344	$134	3,262	3,740	1,134,250	1,137,990
Residential	2,072	480	993	3,545	273,869	277,414	$71
Consumer	374	63	111	548	82,744	83,292
Total	$2,863	$677	$8,188	$11,728	$2,166,254	$2,177,982	$71

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2021 and September 30, 2020, and as of and for the year ended December 31, 2020 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$634	$1,097		$870	$2	$1,166	$9
Real estate:
Commercial	2,560	3,275		2,785	4	2,805	19
Residential	991	1,184		999	5	1,051	15
Consumer	82	96		79		91
Total	4,267	5,652		4,733	11	5,113	43
With an allowance recorded:
Commercial	424	424	$18	695	5	1,354	15
Real estate:
Commercial	534	564	107	604	4	875	14
Residential	440	446	41	450	3	445	10
Consumer
Total	1,398	1,434	166	1,749	12	2,674	39
Total impaired loans
Commercial	1,058	1,521	18	1,565	7	2,520	24
Real estate:
Commercial	3,094	3,839	107	3,389	8	3,680	33
Residential	1,431	1,630	41	1,449	8	1,496	25
Consumer	82	96		79		91
Total	$5,665	$7,086	$166	$6,482	$23	$7,787	$82

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,251	$3,421		$2,915	$30
Real estate:
Commercial	2,372	2,964		2,148	28
Residential	1,086	1,263		1,223	21
Consumer	111	121		167
Total	5,820	7,769		6,453	79
With an allowance recorded:
Commercial	2,046	2,094	947	2,038	17
Real estate:
Commercial	1,580	1,710	180	1,687	36
Residential	460	482	75	624	13
Consumer
Total	4,086	4,286	1,202	4,349	66
Total impaired loans
Commercial	4,297	5,515	947	4,953	47
Real estate:
Commercial	3,952	4,674	180	3,835	64
Residential	1,546	1,745	75	1,847	34
Consumer	111	121		167
Total	$9,906	$12,055	$1,202	$10,802	$145

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2020	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$2,060	$3,032		$2,491	$3	$3,081	$28
Real estate:
Commercial	2,146	2,749		2,094	3	2,092	25
Residential	1,068	1,219		1,092	5	1,258	15
Consumer	103	119		132		181
Total	5,377	7,119		5,809	11	6,612	68
With an allowance recorded:
Commercial	2,679	2,713	$1,113	2,583	6	2,036	12
Real estate:
Commercial	2,015	2,254	179	2,232	18	1,714	18
Residential	711	795	92	761	3	666	10
Consumer
Total	5,405	5,762	1,384	5,576	27	4,416	40
Total impaired loans
Commercial	4,739	5,745	1,113	5,074	9	5,117	40
Real estate:
Commercial	4,161	5,003	179	4,326	21	3,806	43
Residential	1,779	2,014	92	1,853	8	1,924	25
Consumer	103	119		132		181
Total	$10,782	$12,881	$1,384	$11,385	$38	$11,028	$108

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial loan and commercial and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $2,560 at September 30, 2021, $2,818 at December 31, 2020 and $3,004 at September 30, 2020.

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

There were no loans modified as troubled debt restructurings during the three and nine months ended September 30, 2021. The following table provides the number of loans modified in a trouble debt restructuring and the pre- and post-modification recorded during the three and nine months ended September 30, 2020.

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Number	Recorded	Recored
	of Loans	Investment	Investment	of Loans	Investment	Investment
Commercial real estate		$		$3	$1,073	$1,073
Commercial and industrial				1	12	12
Total		$		$4	$1,085	$1,085

During the three and nine months ended September 31, 2021, there were no payment defaults on troubled debt restructurings. During the three and nine months ended September 30, 2020, there was one payment default on a residential real estate loan in the amount of $52.

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

Beginning in March 2020, the Company began receiving COVID-19 related requests for temporary modifications to the repayment structure for borrower loans. As of September 30, 2021, all loans have returned to original repayment terms.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

6. Other assets:

The components of other assets at September 30, 2021, and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Other real estate owned	$610	$864
Investment in low income housing partnership	5,972	6,332
Mortgage servicing rights	846	838
Restricted equity securities (FHLB and other)	3,916	5,397
Net deferred tax asset	4,918	3,768
Interest rate floor	1,159	1,678
Interest rate swaps	9,531	13,693
Other assets	6,004	6,345
Total	$32,956	$38,915

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

During the periods ended September 30, 2021 and December 31, 2020 there were no transfers in or out of Level 3.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$135,397	$135,397		$
U.S. government-sponsored enterprises	41,590		$41,590
State and municipals:
Taxable	66,901		66,901
Tax-exempt	90,485		90,485
Mortgage-backed securities:
U.S. government agencies	2,158		2,158
U.S. government-sponsored enterprises	121,880		121,880
Corporate debt securities	2,961		2,961
Common equity securities	147	147
Total investment securities	$461,519	$135,544	$325,975	$
Loan held for sale	$997		$997
Interest rate floor-other assets	$1,159		$1,159
Interest rate swap-other assets	$9,531		$9,531
Interest rate swap-other liabilities	$(9,277)		$(9,277)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,905	$18,905		$
U.S. government-sponsored enterprises	65,188		$65,188
State and municipals:
Taxable	55,366		55,366
Tax-exempt	56,994		56,994
Mortgage-backed securities:
U.S. government agencies	3,707		3,707
U.S. government-sponsored enterprises	94,751		94,751
Corporate debt securities	1,000		1,000
Common equity securities	138	138
Total investment securities	$296,049	$19,043	$277,006	$
Loan held for sale	$837		$837
Interest rate floor-other assets	$1,678		$1,678
Interest rate swap-other assets	$13,693		$13,693
Interest rate swap-other liabilities	$(14,099)		$(14,099)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,232			$1,232
Other real estate owned	$487			$487

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,884			$2,884
Other real estate owned	$527			$527

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$1,232	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (87.0)%
			Liquidation expenses	3.0% to 6.0% (5.3)%
Other real estate owned	$487	Appraisal of collateral	Appraisal adjustments	35.9% to 35.9% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,884	Appraisal of collateral	Appraisal adjustments	9.0% to 97.0% (28.2)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$527	Appraisal of collateral	Appraisal adjustments	3.1% to 58.1% (29.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2021	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$360,587	$360,587	$360,587
Investment securities:
Available-for-sale	461,372	461,372	135,397	$325,975
Common equity securities	147	147	147
Held-to-maturity	32,848	32,556		32,556
Loans held for sale	997	997		997
Net loans	2,178,968	2,154,145			$2,154,145
Accrued interest receivable	8,280	8,280		8,280
Mortgage servicing rights	846	1,282		1,282
Restricted equity securities (FHLB and other)	3,916	3,916		3,916
Interest rate floor	1,159	1,159		1,159
Interest rate swaps	9,531	9,531		9,531
Total	$3,058,651	$3,033,972
Financial liabilities:
Deposits	$2,840,919	$2,842,487		$2,842,487
Long-term debt	3,235	3,336		3,336
Subordinated debentures	33,000	32,660		32,660
Accrued interest payable	872	872		872
Interest rate swaps	9,277	9,277		9,277
Total	$2,887,303	$2,888,632

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $343 and $991 in 2021, and $308 and $968 in 2020 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended September 30,	2021	2020
Components of net periodic pension benefit:
Interest cost	$105	$164
Expected return on plan assets	(322)	(371)
Amortization of unrecognized net gain	76	65
Net periodic benefit	$(141)	$(142)

	Pension Benefits
Nine Months Ended September 30,	2021	2020
Components of net periodic pension benefit:
Interest cost	$315	$381
Expected return on plan assets	(966)	(865)
Amortization of unrecognized net gain	227	152
Net periodic benefit	$(424)	$(332)

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

As of September 30, 2021, there were 37,151 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the nine months ended September 30, 2021 and 2020, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 19,818 shares and 16,269 shares underlying such awards, respectively.

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

The Company recognized net compensation costs of $213 and $479 for the three and nine months ended September 30, 2021 for awards granted under the 2017 Plan. The Company recognized compensation expense of $192 and $383 for the three and nine months ended September 30, 2020 for awards granted under the 2017 Plan. As of September 30, 2021, the Company had $1,068 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 1.8 years.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets and issuances of debt. During the nine months ended September 30, 2021, the Company terminated the interest rate swap associated with floating-rate borrowings and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amount was a loss of $25.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $538 will be reclassified as an increase to interest income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2021, the Company had 84 interest rate swaps with an aggregate notional amount of $396,154 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of September 30, 2021 (1)		As of December 31, 2020		As of September 30, 2021 (1)			As of December 31, 2020
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$1,159	Other Assets	$1,678
Cash Flow Swap	$50,000					Other Liabilities	$		Other Liabilities	$485
Total derivatives designated as hedging instruments			$1,159		$1,678		$			$485

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$396,154	Other Assets	$9,531	Other Assets	$13,693	Other Liabilities		$9,277	Other Liabilities	$13,614

Total derivatives not designated as hedging instruments			$9,531		$13,693			$9,277		$13,614
(1)	Amounts include accrued interest.
(2)	Notional amount of interest rate swaps at December 31, 2020 was $375,341.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of September 30, 2021 and September 30, 2020.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Loss	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		September 30, 2021		Income		September 30, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$401	$401		Interest Expense	$(23)	$(23)
Cash Flow Swap				Other expense	(25)	(25)
Interest Rate Floor (*)	$(66)	$(70)	$4	Interest Income	$405	$453	$(48)
Total	$335	$331	$4		$357	$405	$(48)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Gain	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		September 30, 2020		Income		September 30, 2020
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$(592)	$(592)		Interest Expense	$53	$53
Interest Rate Floor (*)	$124	$146	$(22)	Interest Income	$279	$327	$(48)
Total	$(468)	$(446)	$(22)		$332	$380	$(48)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the three months ended September 30,
	2021	2021	2020		2020
	Interest Income	Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$137		$133		(20)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$137		$133		(20)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$153		$149		(20)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)		$(16)

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the nine months ended September 30,
	2021	2021	2020		2020
	Interest Income	Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$405	$(48)	$279		$53

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$405	$(23)	$279		$53
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring		$(25)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$453	$(48)	$327		$53
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(48)		$(48)	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020.

		Amount of Gain	Amount of Loss	Amount of Gain	Amount of Loss
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	September 30, 2021	September 30, 2021	September 30, 2020	September 30, 2020

Interest Rate Swaps	Interest rate swap revenue	$7	$175	$97	$(44)

Fee Income	Fee income	$72	$569	$1,131	$1,991

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$10,690	$	$10,690	$3,029		$7,661

Offsetting of Derivative Liabilities
as of September 30, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$9,277	$	$9,277	$3,029	—	$6,248

Offsetting of Derivative Assets
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$15,371	$	$15,371	$1,678		$13,693

Offsetting of Derivative Liabilities
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$14,099	$	$14,099	$1,678	12,421	$

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

As of September 30, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,248. As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12,421. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $7,380 against its obligations under these agreements as of September 30, 2021, compared to having posted collateral of $15,360 with counterparties at December 31, 2020. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2021 and December 31, 2020 are summarized as follows:

At the period end	September 30, 2021	December 31, 2020
Interest-bearing deposits:
Money market accounts	$571,679	$496,634
Now accounts	780,033	567,087
Savings accounts	478,012	431,224
Time deposits less than $250	208,691	221,446
Time deposits $250 or more	89,903	98,247
Total interest-bearing deposits	2,128,318	1,814,638
Noninterest-bearing deposits	712,601	622,475
Total deposits	$2,840,919	$2,437,113

The growth in deposits occurred in non-maturity deposits as demand for liquid accounts elevated due to low interest rates. Strong organic growth of core deposits from new and existing relationships across all our markets, inflows of public fund deposits, and federal government stimulus payments contributed to the increase. Time deposits less than $250 decreased due to $12.5 million of matured brokered deposits. Time deposits $250 or more decreased due to the maturity of a few large public fund certificates of deposit.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. At September 30, 2021 there were no short-term borrowings outstanding, as excess liquidity was used to payoff borrowings. The table below outlines short-term borrowings at September 30, 2021 and December 31, 2020:

	At and for the nine months ended September 30, 2021
					Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at
	Balance	Balance	Balance	Rate	September 30,2021
FHLB advances		18,682	50,000	0.55
Total short-term borrowings	$	$18,682	$50,000	0.55%		%

At and for the year ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$50,000	$83,716	$179,199	1.01%	0.40%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At September 30, 2021, the maximum borrowing capacity was $858,953 of which $3,235 was outstanding in borrowings and $352,935 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2020, the maximum borrowing capacity was $807,042 of which $64,769 was outstanding in borrowings and $218,350 was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at September 30, 2021 and December 31, 2020 are as follows:

	Interest Rate
Due	Fixed	September 30, 2021	December 31, 2020
June 2021	1.99		$10,000
March 2023	4.69	$3,235	4,769
		$3,235	$14,769

Maturities of long-term debt, by contractual maturity, for the remainder of 2021 and subsequent years are as follows:

2021	$524
2022	2,156
2023	555
$3,235

The advances from the FHLB totaling $3,235 are not convertible.

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

13. Income taxes

The effective tax rate of the Company was 15.3% and 17.7% for the three and nine months ended September 30, 2021 compared to 15.5% and 14.2% for the three and nine months ended September 30, 2020. The nine months ended September 30, 2021 includes a $621 deferred tax adjustment related to prior periods and the Company’s frozen pension plan. Excluding this adjustment, the effective tax rate would be 15.8% for the nine month period ended September 30, 2021, an increase from the year ago period’s 14.2% due to a lower proportion of tax exempt income recognized in 2021 when compared to 2020. Before tax investment tax credits amounted to $276 and $819 for the three and nine months ended September 30, 2021 compared to before tax investment tax credits and other credits of $276 and $821 for those same periods last year.

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

During the first nine months of 2021, restrictive measures related to the COVID-19 pandemic began to ease, both on a national level and more specifically in the Company's market area. Most businesses have reopened at full capacity, which has improved commercial and consumer activity but still has not returned to pre-pandemic levels. Risk of further resurgence and possible reimplementation of restrictions remains.  If there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows.

From a lending perspective, loan growth, excluding our PPP loan transactions, continued to improve during the third quarter as economic activity improves in our markets.  The PPP loans approved and funded during 2020 totaling $217.5 million had outstanding balances at December 31, 2020 of $189.6 million and have remaining balances of $14.2 million at September 30, 2021.  During 2021, we originated $121.6 of new loans under the second round of PPP to support our small business customers still impacted by COVID-19 and have remaining balances of $69.3 million at September 30, 2021. Our lending team and credit professionals have assisted our small business customers to secure $227.8 million of loan forgiveness from the SBA during 2021.  We expect the majority of PPP loans to be forgiven over the next six months.

From a credit risk perspective, the Company implemented a customer payment deferral program to assist both consumer and business borrowers that may have experienced financial hardship due to COVID-19 related challenges, and at the start of the pandemic, the Company granted payment deferral requests for up to six months to a total of 479 commercial loans with outstanding loan balances of $306.8 million and to 512 consumer loans with outstanding balances of $23.3 million.  At September 30, 2021, all commercial and consumer loans have come off of deferral as borrowers have begun to make their regular payments.

Inflation increased during the third quarter of 2021 to a level well above the FOMC’s long-term desired 2% level for items other than food and energy. For the 12 months ended September 30, 2021, the consumer price index (“CPI”) registered 4.0%. CPI registered 4.5 % for the twelve months ended June 30, 2021 and 1.6% for the 12 months ended March 31, 2021. The all items index was 5.4% for the 12 months ending September 30, 2021, identical to the reading for the 12 months ending June 30, 2021 and up from the 2.6% which was reported at March 31, 2021. Up until June 30, 2021 this reading was the largest 12 month increase since a 5.4% increase for the period ended August 31, 2008. As the U.S. economy continues to rebound from the initial slowdown in the second quarter of 2020 that was brought on by the nation wide shutdown, the initial estimate of gross domestic product (“GDP”), the value of all goods and services produced in the nation, for the third quarter 2021 indicated growth of a 2.0% annualized rate per the U.S. Bureau of Economic Analysis (“BEA”). This was lower than the consensus forecast of 2.6% for the quarter. Personal consumption slowed from 12.0% in the second quarter of 2021 to 1.6% in the current quarter on a 9.2% decline in goods consumption as spending on motor vehicles and parts dropped significantly. Housing activity was down 7.7%, while business investment also disappointed expectations with a 3.2% decline in investment in equipment.

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at September 30, 2021 and December 31, 2020. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2021, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $349,723, or 16.2% annualized, to $3,233,525 at September 30, 2021, from $2,883,802 at December 31, 2020. The substantial increase in assets during the nine months was primarily due to organic growth of commercial deposits and inflows of public fund deposits. Total loans increased to $2,205,661 at September 30, 2021, compared to $2,177,982 at December 31, 2020, an increase of $27,679. Excluding PPP loans and a net decrease of $106,178 to PPP loan balances, loan growth during the first nine months of 2021 totaled $133,856, or 9.0% annualized.  Investments increased $191,093 or 63.0% due to the purchase of higher yielding investment securities with a portion of our lower earning excess cash position. Despite the increase to investment balances our federal funds sold balances increased $136,500 to $319,500 at September 30, 2021 from $183,000 at December 31, 2020. Deposits increased by $403,806 or 22.2% annualized, the result of strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and federal government stimulus payments. Interest-bearing deposits increased $313,680 while noninterest-bearing deposits increased $90,126. Deposit growth and our excess cash position were utilized to pay down short-term borrowings and payoff a matured long-term borrowing.  Total borrowings at September 30, 2021 total $36,235.  Total stockholders’ equity increased $10,855 or 3.4%, from $316,877 at year-end 2020 to $327,732 at September 30, 2021 due to net income, partially offset by a decrease to accumulated other comprehensive income (“AOCI”), resulting from a decrease to the unrealized gain on investment securities, and dividends paid to shareholders. For the nine months ended September 30, 2021, total assets averaged $3,002,248, an increase of $370,413 from $2,631,835 for the same period of 2020.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $461,372 at September 30, 2021, an increase of $165,461, or 55.9% from $295,911 at December 31, 2020. The increase was due to the purchase of U.S. Treasury notes, taxable and tax-exempt municipal bonds and mortgage-backed securities as we deployed a portion of excess cash into higher earning assets. A decrease in the market value of the available-for-sale portfolio of $8,409 since December 31, 2020, due to higher market rates and principal received from mortgage-backed securities and maturing bonds partially offset the increases. Investment securities held-to-maturity totaled $32,848 at September 30, 2021, an increase of $25,623 from $7,225 at December 31, 2020 due to classifying new low coupon security purchases to mitigate market value risk.

For the nine months ended September 30, 2021, the investment portfolio averaged $347,085, an increase of $47,860 or 16.0% compared to $299,225 for the same period last year. Average tax-exempt municipal bonds have increased $34,673 or 79.1% to $78,512 for the nine months ended September 30, 2021 from $43,839 during the comparable period of 2020. The increase in tax-exempt municipal bonds is due to purchases during the last twelve months with a portion of excess liquidity. The tax-equivalent yield on the investment portfolio decreased 32 basis points to 2.09% for the nine months ended September 30, 2021, from 2.41% for the comparable period of 2020. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the AOCI component of stockholders’ equity. We reported net unrealized gains, included as a separate component of stockholders’ equity of $1,017 net of deferred income taxes of $270 at September 30, 2021, and net unrealized gains of $7,660, net of deferred income taxes of $2,036, at December 31, 2020.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first nine months of 2021.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased to $2,205,661 at September 30, 2021 from $2,177,982 at December 31, 2020, an increase of $27,679.  Loan activity improved since year-end as the economic outlook improved and certain government restrictions began to ease.  Our loan growth is due to increases in commercial real estate loans and tax-free commercial loans, offset by a reduction in PPP loan balances. At September 30, 2021, we had 51 loans totaling $14,237 remaining from PPP loans originated during 2020 compared to 1,304 loans totaling $189,699 at December 31, 2020. We expect the majority of the remaining $14,237 to be forgiven during 2021. During 2021, we funded an additional 1,062 loans totaling $121,599 under the SBA's second PPP loan program. At September 30, 2021, 542 loans totaling $69,284 remain from the second PPP program, and we expect the majority to be forgiven over the next six months. Excluding the PPP loans, total loans have increased $133,856 or 9.0% annually. Commercial real estate loans increased $110,703 or 13.0% annualized, to $1,248,693 at September 30, 2021 compared to $1,137,990 at December 31, 2020 due to increased activity in all our markets. Commercial and industrial loans, excluding PPP, increased $15,358 to $504,945 at September 30, 2021 compared to $489,587 at December 31, 2020 due to growth of tax-exempt loans. We continue to actively pursue commercial and industrial loans as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income. With regulatory approvals to establish de novo branches in Warrendale, Allegheny County, PA to serve the Greater Pittsburgh market and in Piscataway, Middlesex County, NJ to serve the central New Jersey market, we expect our entrance into these markets to create opportunities to positively impact the loan portfolio.

Consumer loans decreased $6,194, or 9.9% on an annualized basis, to $77,098 at September 30, 2021 compared to $83,292 at December 31, 2020. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from changes to the structure of the Bank’s loan pricing.

Residential real estate loans increased $13,990, or 6.7% on an annualized basis, to $291,404 at September 30, 2021 compared to $277,414 at December 31, 2020. The increase in residential mortgages is due to increased refinance and purchase activity during the current low rate environment coupled with a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the nine months ended September 30, 2021, total loans excluding PPP loans, averaged $2,023,466, an increase of $55,841 or 2.8% compared to $1,967,628 for the same period of 2020. The PPP loans averaged $178,972 for the nine months ended September 30, 2021 and yielded 4.69%. The tax-equivalent yield on the entire loan portfolio was 4.00% for the nine months ended September 30, 2021, a 25 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates. The FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3, 2020. The lower market rates negatively impacted our floating and adjustable rate loans and yields on new loan originations.

In addition to the risks inherent in our loan portfolio, in the normal course of business, we are also a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These instruments include legally binding commitments to extend credit, unused portions of lines of credit and commercial letters of credit made under the same underwriting standards as on-balance sheet instruments, and may involve, to varying degrees, elements of credit risk and interest rate risk (“IRR”) in excess of the amount recognized in the consolidated financial statements.

Unused commitments at September 30, 2021, totaled $647,322, consisting of $585,351 in unfunded commitments of existing loan facilities and $61,971 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2020 totaled $426,486, consisting of $392,058 in unfunded commitments of existing loans and $34,428 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

As calculated by the U.S. Bureau of Labor Statistics (“BLS”) average unemployment rates for the nation, Pennsylvania, New York and our specific market areas at September 30, 2021 and 2020, are summarized as follows:

	2021	2020
United States	5.1%	8.8%
New York (statewide)	7.8	10.6
Pennsylvania (statewide)	6.7	9.9
Broome County	6.3	9.5
Allegheny County	6.6	9.8
Bucks County	5.7	9.2
Lackawanna County	7.5	10.5
Lebanon County	6.1	8.7
Lehigh County	7.4	10.5
Luzerne County	8.8	11.8
Monroe County	8.2	12.8
Montgomery County	5.4	8.4
Northampton County	6.4	10.0
Schuylkill County	7.3	10.0
Susquehanna County	5.9	8.1
Wayne County	7.1	10.1
Wyoming County	6.9%	9.3%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The employment situation improved nationally as well as in New York, Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing September 30, 2021 to September 30, 2020. The United States economy added 194,000 total nonfarm payrolls for the month of September 2021 which was well below projections of 500,000 jobs. Projections for our local market unemployment are not readily available, however the most current economic statistics as of September 30, 2021 show continuing jobless claims of over 2.2 million. This remains elevated as does the unemployment rate at 5.1% per the latest report from the Bureau of Labor Statistics at September 30, 2021.

Distribution of nonperforming assets

	September 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial	$191	$3,359
Real estate:
Commercial	1,918	2,642
Residential	808	869
Consumer	82	111
Total nonaccrual loans	2,999	6,981
Troubled debt restructured loans (including nonaccrual TDR):
Commercial	853	920
Real estate:
Commercial	1,147	1,310
Residential	560	588
Total troubled debt restructured loans	2,560	2,818
Accruing loans past due 90 days or more:
Commercial
Real estate:
Commercial	30
Residential	48	71
Total accruing loans past due 90 days or more	78	71
Total nonperforming loans	5,637	9,870
Foreclosed assets	487	632
Total nonperforming assets	$6,124	$10,502
Nonperforming loans as a percentage of loans, net	0.26%	0.45%
Nonperforming assets as a percentage of total assets	0.19%	0.36%

We experienced improved asset quality during the first nine months of 2021 as evidenced by a decrease of $4,378 in nonperforming assets. Nonperforming assets totaled $6,124 or 0.19% of total assets at September 30, 2021, a decrease from $10,502 or 0.36% of total assets at December 31, 2020. Improvement in each category from year-end was experienced. A reduction of $3,982 to nonaccrual loans was the primary reason for the improvement.

Loans on nonaccrual status, excluding trouble debt restructured nonaccrual loans, decreased $3,982 to $2,999 at September 30, 2021 from $6,981 at December 31, 2020. The decrease to nonaccrual loans since year-end is due in part to a $1,511 payoff of one commercial credit, a refinance of a $971 commercial relationship with the addition of a credit enhancement and guaranty, a charge-off of a $446 small business line of credit and the transfer of a $487 hospitality related commercial real estate loan to other real estate. Restructured loans decreased $258 to $2,560 at September 30, 2021 from $2,818 at December 31, 2020 due to payments received. Foreclosed assets decreased $145 and includes a $487 hospitality related property. Foreclosed assets comprised three properties at September 30, 2021 and five properties at December 31, 2020, respectively.

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

The Company’s allowance for loan losses decreased $0.7 million or 2.4% during the first nine months of 2021, due primarily to a reversal of the COVID-related asset quality qualitative adjustment made in the year ago period in our allowance for loan losses methodology. The allowance for loan losses equaled $26.7 million or 1.21% of loans, net at September 30, 2021 compared to $27.3 million or 1.26% of loans, net, at December 31, 2020. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.26% at September 30, 2021. Loans charged-off, net of recoveries, for the nine months ended September 30, 2021, equaled $0.7 million or 0.04% of average loans, compared to $2.4 million or 0.16% of average loans for the comparable period last year. The decrease to charge-offs in the current period is due to improved credit quality. The current period includes the total charge-off of a fully allocated small-business line of credit originated in our Greater Delaware Valley market totaling $0.4 million. The year ago period included a $0.6 million fully charged-off commercial credit, a partial write-down of a non-accrual commercial relationship of $0.9 million and additional charge-offs of $0.9 million related to small business lines of credit originated in our Greater Delaware Valley market. Loans charged-off, net of recoveries, for the three months ended September 30, 2021, equaled $0.4 million or 0.08% of average loans, compared to $1.4 million or 0.26% of average loans for the comparable period last year. The current period includes the total charge-off of a fully allocated small-business line of credit originated in our Greater Delaware Valley market totaling $0.4 million. The year ago three month period included the additional charge-offs of $0.5 million related to small business lines of credit originated in our Greater Delaware Valley market and a partial write-down of a non-accrual commercial relationship of $0.9 million.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRA’s. For the nine months ended September 30, 2021, total deposits increased $403,806 or 16.6% to $2,840,919 from $2,437,113 at December 31, 2020.  The growth of deposits is the result of elevated demand for liquid accounts due to low interest rates, strong organic growth of core deposits from new and existing relationships, inflows of public fund deposits, and proceeds from federal government stimulus payments.  Interest-bearing deposits increased $313,680 while noninterest-bearing deposits increased $90,126.  Interest-bearing transaction accounts, including NOW and money market accounts increased by $287,991, or 27.1%, to $1,351,712 at September 30, 2021, from $1,063,721 at December 31, 2020, savings accounts increased $46,788 to $478,012 as of September 30, 2021 from $431,224 at December 31, 2020.  Time deposits less than $250 decreased

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$12,755, or 5.8%, to $208,691 at September 30, 2021, from $221,446 at December 31, 2020 due in part to redemption of $12,500 of brokered cerificates of deposit.  Time deposits $250 or more decreased $8,344, or 8.5% to $89,903 at September 30, 2021 from $98,247 at year end 2020 due in part to the redemption of a large municipal account.

For the nine months ended September 30, interest-bearing deposits averaged $1,921,732 in 2021 compared to $1,601,591 in 2020, an increase of $320,141 or 20.0%. The cost of interest-bearing deposits was 0.40% in 2021 compared to 0.76% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.50% in 2021 and 0.84% in 2020. The lower costs are due primarily to a decrease in short-term market rates and our actions to lower deposit rates to mitigate net interest margin compression due to changes to loan yields as loan cashflow is reinvested at lower rates and new loan originations are at lower yields. We intend to continue to reduce deposit rates to mitigate net interest compression due to continued repricing lower of our earning assets.

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

Overall, total borrowings at September 30, 2021, totaled $36,235, including long-term and subordinated debt, compared to $97,769 at December 31, 2020, a decrease of $61,534. There were no short-term borrowings outstanding at September 30, 2021 compared to $50,000 at December 31, 2020. Short-term borrowings were paid off during April 2021 with our excess cash position.  Long-term debt was $3,235 at September 30, 2021 compared to $14,769 at year end 2020, the majority of the decrease was due to the maturity and subsequent payoff of a $10,000 term borrowing. Subordinated debt outstanding at September 30, 2021 and December 31, 2020 was $33,000.

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

Due to economic uncertainty and the decreases to short-term market rates it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.94% at September 30, 2021, an increase from 1.39% at December 31, 2020. The increase is due in part to a higher overnight federal funds sold balance of $319,500 and a reduction in borrowings of $61,534. Given the action by the FOMC to lower the targeted federal funds rate 150 basis points during March 2020 to combat economic slowdown and recessionary fears, the focus of ALCO has been to create a balanced static gap position. With regard to RSA, we predominantly offer medium-term, fixed-rate loans as well as adjustable rate loans. With respect to RSL, we are offering short term certificates of deposit and keeping our borrowings short-term in an attempt to decrease duration. The current position at September 30, 2021, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to decrease as market rates decrease. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2021, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2021 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in August, to review our capital adequacy and liquidity contingency funding plan due to the uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic.  Management believes the Company’s liquidity position is strong. At September 30, 2021, the Company’s cash and due from banks balances were $360,587 and we maintained $144,117 of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At September 30, 2021, the Company’s available-for-sale investment securities portfolio totaled $461,372, $275,653 of which were unencumbered. Net unrealized gains on the portfolio were $1,287. The Bank’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at September 30, 2021 was $502,584.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2021. Our noncore funds at September 30, 2021, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 6.6%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 9.5% due to our short-term investments including $319.5 million of federal funds sold, exceeding our noncore funds. Comparatively, our overall noncore dependence ratio at year-end 2020 was 2.8% and our net short-term noncore funding dependence ratio was negative 1.3%, indicating that our reliance on noncore funds has decreased both in the short-term and overall due to our strong non-maturity deposit growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, increased $132,395 during the nine months ended September 30, 2021. Cash and cash equivalents increased $135,059 for the same period last year. For the nine months ended September 30, 2021, net cash inflows of $25,714 from operating activities and $332,203 from financing activities were partially offset by net cash outflows of $225,522 from investing activities. For the same period of 2020, net cash inflows of $3,591 from operating activities and $289,957 from financing activities were partially offset by net cash outflows of $158,489 from investing activities.

Operating activities provided net cash of $25,714 for the nine months ended September 30, 2021, and $3,591 for the corresponding nine months of 2020. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $225,522 for the nine months ended September 30, 2021, compared to using net cash of $158,489 for the same period of 2020. In 2021, the combination of purchases of investment securities and an increase in lending activities were the primary factors causing the net cash outflow from investing activities, while an increase in lending activities was the primary factor during the 2020 comparable period due to round one of PPP loan originations.

Financing activities provided net cash of $332,203 for the nine months ended September 30, 2021, and provided net cash of $289,957 for the corresponding nine months of 2020. Deposit gathering is our predominant financing activity. Deposits provided cash of $403,806 for the nine months ended September 30, 2021. Comparatively, deposits provided $385,395 for the same period of 2020. We continue to seek low-cost deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Short term borrowings decreased $50,000 in the nine months ended September 30, 2021 compared to a decrease of $102,150 for the comparable period in 2020. Long term borrowings were paid down and used $11,534 during the nine months ended September 30 2021. The issuance of subordinated debt provided $33,000 of funding for the comparable period in 2020.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $327,732 or $45.66 per share at September 30, 2021, compared to $316,877 or $43.92 per share at December 31, 2020. Net income of $27,105 for the nine months ended September 30, 2021 was the primary factor leading to the improved capital position. Stockholders’ equity was reduced during the nine month period ended September 30, 2021 by cash dividends declared of $8,067, a decrease to AOCI of $6,660 primarily due to a decrease to the unrealized gain on investment securities from higher market rates, and the repurchase of 46,628 common shares totaling $2,002.

Dividends declared equaled $1.12 per share through the nine months ended September 30, 2021 and $1.08 per share for the same period of 2020. The dividend payout ratio was 29.9% for the nine months ended September 30, 2021 and 37.4% for the same period of 2020. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on October 29, 2021 a fourth quarter dividend of $0.38 per share payable December 15, 2021. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant, including the adverse impact of COVID-19,  at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2021, the Bank’s Tier 1 capital to total average assets was 9.80% as compared to 10.08% at December 31, 2020. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.68% and the total capital to risk weighted asset ratio was 14.91% at September 30, 2021. These ratios were 13.73% and 14.98% at December 31, 2020. The Bank’s common

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

equity Tier 1 to risk weighted asset ratio was 13.68% at September 30, 2021 compared to 13.73% at December 31, 2020. The slight decrease in the Bank’s capital ratios was due to the upstream of a $6.8 million dividend to the Company for general corporate purposes. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2021.

Review of Financial Performance:

Peoples reported net income of $27,105, or $3.74 per diluted share for the nine months ended September 30, 2021, an increase of 30.3% when compared to $21,169, or $2.87 per diluted share for the comparable period of 2020. The increase in earnings for the nine months ended September 30, 2021 is the product of an increase in pre-provision net interest income of $3,051, due primarily to lower funding costs of $3,684, a decrease to the provision for loan losses of $6,350 from improved credit quality and a reversal of the COVID-related asset quality qualitative factor adjustment made in the year ago period in our allowance for loan losses methodology, and lower noninterest expenses of $419. Partially offsetting the increase was a higher provision for income taxes of $2,330 resulting in part to a $621 deferred tax adjustment from prior periods. Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.21% for the first nine months of 2021 compared to 1.07% for the same period of 2020. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 11.24% for the first nine months of 2021 compared to 9.20% for the comparable period in 2020.

 Visa Class B Common Stock Sale

On October 8, 2021, Peoples’ banking subsidiary, Peoples Security Bank and Trust Company (the “Bank”), agreed to sell 44,982 shares of the Class B common stock of Visa Inc. for a purchase price of $12.2 million. The shares had no carrying value on the Bank’s balance sheet and, as the Bank had no historical cost basis in the shares, the entire purchase price will be realized as a pretax gain. The transaction will have a positive impact on the Bank’s regulatory capital, which will be used for capital management and to support the Company’s organic growth.

The Bank received 73,333 Class B shares of Visa Inc. as part of its membership interest in March 2008, and 28,351 shares were redeemed in connection with Visa’s initial public offering in 2008. The sale of the remaining 44,982 Class B shares was completed in October, 2021 and will be included in our 2021 fourth-quarter and year-end results as an after-tax gain of $9.6 million. The gain on the sale of the Class B shares is not indicative of the expected results of consolidated operations for those periods.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2021 and 2020.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30	2021	2020
Interest income (GAAP)	$24,167	$23,346
Adjustment to FTE	387	307
Interest income adjusted to FTE (non-GAAP)	24,554	23,653
Interest expense	2,182	3,422
Net interest income adjusted to FTE (non-GAAP)	$22,372	$20,231

Nine months ended September 30	2021	2020
Interest income (GAAP)	$70,407	$71,040
Adjustment to FTE	1,088	989
Interest income adjusted to FTE (non-GAAP)	71,495	72,029
Interest expense	7,364	11,048
Net interest income adjusted to FTE (non-GAAP)	$64,131	$60,981

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30	2021	2020
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$14,291	$13,974
Less: amortization of intangible assets expense	125	154
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	14,166	13,820

Net interest income (GAAP)	21,985	19,924
Plus: taxable equivalent adjustment	387	307
Noninterest income (GAAP)	3,449	4,935
Less: net gains (losses) on equity securities	5	2
Less: net gains on sale of assets		457
Net interest income (FTE) plus noninterest income (non-GAAP)	$25,816	$24,707

Efficiency ratio (non-GAAP)	54.87%	55.94%

Nine months ended September 30	2021	2020
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$40,448	$40,867
Less: amortization of intangible assets expense	375	462
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	40,073	40,405

Net interest income (GAAP)	63,043	59,992
Plus: taxable equivalent adjustment	1,088	989
Noninterest income (GAAP)	10,353	11,907
Less: net (losses) gains on equity securities	9	(82)
Less: net gains on sale of assets		724
Net interest income (FTE) plus noninterest income (non-GAAP)	$74,475	$72,246

Efficiency ratio (non-GAAP)	53.81%	55.93%

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

For the three months ended September 30, tax-equivalent net interest income increased $2,141 to $22,372 in 2021 from $20,231 in 2020. The net interest spread decreased to 2.95% for the three months ended September 30, 2021 from 2.97% for the three months ended September 30, 2020 as the earning asset yield decreased 36 basis points while the average rate paid on interest bearing liabilities decreased 34 basis points. The tax-equivalent net interest margin decreased to 3.07% for the third quarter of 2021 from 3.19% for the comparable period of 2020.

For the three months ended September 30, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $901, to $24,554 in 2021 as compared to $23,653 in 2020. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 36 basis points for the three months ended September 30, 2021 to 3.37% as compared to 3.73% for the three months ended September 30, 2020. The increase to tax-equivalent interest income despite the lower overall earning asset yield is due primarily from the higher earning asset base of $365,760. The higher volume is partially offset by the earning assets repricing downward and new loan originations and investment purchases being added at lower portfolio rates. Loan yields increased due to an increase in PPP loan interest and net fees, partially offset by lower rates on new loan originations during 2021 and adjustable and variable rate loans repricing into a lower rate environment. PPP loan interest income and net fees totaled $2,470 and the yield was 8.0% during the current quarter. Excluding the PPP loans, the loan yield was 3.83%. The overall yield earned on investments decreased 29 basis points in the third quarter of 2021 to 2.01% from 2.30% for the third quarter of 2020 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds and federal funds sold.  Average investment balances were $83,973 higher when comparing the current and year ago quarter. Average federal funds sold increased $265,576 to $311,015 for the three months ended September 30, 2021 and yielded 0.16%, as compared to $45,439 and yield of 0.11% in the year ago period due to growth in non-maturity deposits.  We recognize the negative impact to the overall net interest margin due to the high federal funds sold balances and invested a portion into the investment portfolio during the current three month period to improve interest income and asset yield. We expect asset yields to continue to move downward as asset cash flow reprices lower due to the FOMC’s policy to hold rates at historically low levels.

Total interest expense decreased $1,240 to $2,182 for the three months ended September 30, 2021 from $3,422 for the three months ended September 30, 2020. The total cost of funds decreased 34 basis points for the three months ended

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

September 30, 2021 to 0.42% as compared to 0.76% in the year ago period. The decrease in costs was due to lower rates on interest bearing deposits partially offset by higher average balances. The average rate paid on deposits declined as we decreased deposit rates in response to the aforementioned FOMC decision to hold rates at historically low levels and time deposits renewed into lower rates. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates and we continue to lower all our interest-bearing deposit rates to mitigate compression to our net interest margin.

Net interest income changes due to rate and volume for the nine months ended September 30

	2021 vs 2020
	Increase (decrease)
	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(773)	$(4,470)	$3,697
Tax-exempt	14	(722)	736
Investments:
Taxable	(413)	(734)	321
Tax-exempt	455	(397)	852
Interest-bearing deposits	(27)	(22)	(5)
Federal funds sold	210	2	208
Total interest income	(534)	(6,343)	5,809
Interest expense:
Money market accounts	(1,176)	(2,243)	1,067
NOW accounts	(322)	(1,260)	938
Savings accounts	(81)	(166)	85
Time deposits less than $100	(550)	(233)	(317)
Time deposits $100 or more	(1,265)	(976)	(289)
Short-term borrowings	(680)	(256)	(424)
Long-term debt	(349)	444	(793)
Subordinated debt	739	212	527
Total interest expense	(3,684)	(4,478)	794
Net interest income - non-GAAP	$3,150	$(1,864)	$5,014

Tax-equivalent net interest income, a non-GAAP measure, was $64,131 in the nine months ended September 30, 2021 and $60,981 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $5,014. A rate variance resulted in a decrease in net interest income of $1,864.

Average earning assets increased $373,541 to $2,802,215 for the nine months ended September 30, 2021 from $2,428,677 for the nine months ended September 30, 2020 and accounted for a $5,809 increase in interest income. Average loans increased $107,745, which caused interest income to increase $4,433. Specifically, average PPP loans totaled $178,972 and generated $6,281 of interest and net fees in the current period compared to average PPP loans of $127,065 and $2,208 of interest and fees in the prior period. Average taxable investments increased $13,187 comparing 2021 and 2020, which resulted in increased interest income of $321 while average tax-exempt investments increased $34,673, which resulted in an increase to interest income of $852. Average federal funds sold increased $220,600 for the nine months ended September 30, 2021 which resulted in an increase of $208 to interest income.

Average interest-bearing liabilities rose $227,131 to $1,983,043 for the nine months ended September 30, 2021 from $1,755,912 for the nine months ended September 30, 2020 resulting in a net increase in interest expense of $794. Interest-bearing transaction accounts, including money market, NOW and savings accounts grew $381,515, which in

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

aggregate caused a $2,090 increase in interest expense. In addition, large denomination time deposits averaged $27,287 less in the current period and caused interest expense to decrease $289. A decrease of $34,147 in average time deposits less than $100 thousand decreased interest expense by $317. In addition, short-term borrowings averaged $75,837 lower and decreased interest expense $424 while long-term debt averaged $35,480 lower and decreased interest expense by $793 comparing the first nine months of 2021 and 2020. Subordinated debt averaged $18,307 more during the nine months ended September 30, 2021 when compared to the same period in 2020 and increased interest expense by $527.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 55 basis points while there was a 34 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $1,864 comparing the nine months ended September 30, 2021 and 2020. The tax-equivalent yield on earning assets was 3.41% in the 2021 period compared to 3.96% in 2020 resulting in a decrease in interest income of $6,343. The yield on the taxable investment portfolio decreased 31 basis points to 1.93% during the nine months ended September 30, 2021 from 2.24% in the year ago period, resulting in a decrease of $734. The yield on the tax exempt investment portfolio decreased 71 basis points to 2.66% during the nine months ended September 30, 2021 from 3.37% in the year ago period, resulting in a decrease of $397. The tax-equivalent yield on the loan portfolio decreased 25 basis points to 4.00% in 2021 from 4.25% in 2020 and resulted in a decrease to interest income of $5,192.

PPP loans yielded 4.69% during the nine months ended September 30, 2021 compared to 2.32% in the year ago period. The increase resulted from the high volume of PPP loan forgiveness and the accretion of deferred fees.

A favorable rate variance was experienced in the cost of funds as incremental deposit rate reductions have been completed to mitigate the effect of low market rates to our net interest income. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. The cost of money market accounts decreased 50 basis points comparing the nine months ended September 30, 2021 and 2020. The decrease resulted in a decrease in interest expense of $2,243. The cost of NOW accounts decreased 25 basis points and resulted in a $1,260 reduction of interest expense. The cost of savings accounts decreased 5 basis points and resulted in a $166 reduction of interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 21 basis points while time deposits $100 thousand or more decreased 72 basis points, which together resulted in a $1,209 decrease in interest expense. The average rate paid on short-term borrowings decreased 52 basis points in the 2021 period when compared to the year ago period, causing a $256 decrease in interest expense. Interest expense increased $444 from a 144 basis point increase in the average rate paid on long-term debt.

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

	Three months ended
	September 30, 2021			September 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,033,752	$21,276	4.15%	$2,059,366	$20,901	4.04%
Tax-exempt	169,273	1,296	3.04	119,202	1,109	3.70
Total loans	2,203,025	22,572	4.06	2,178,568	22,010	4.02
Investments:
Taxable	280,767	1,309	1.85	241,904	1,273	2.09
Tax-exempt	84,701	547	2.56	39,591	354	3.56
Total investments	365,468	1,856	2.01	281,495	1,627	2.30
Interest-bearing deposits	12,004	2	0.07	20,250	4	0.08
Federal funds sold	311,015	124	0.16	45,439	12	0.11
Total earning assets	2,891,512	24,554	3.37%	2,525,752	23,653	3.73%
Less: allowance for loan losses	26,947			27,279
Other assets	229,403			226,703
Total assets	$3,093,968	$24,554		$2,725,176	$23,653
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$567,971	$452	0.32%	$461,615	$887	0.76%
NOW accounts	667,867	499	0.30	477,406	655	0.55
Savings accounts	476,966	96	0.08	414,592	126	0.12
Time deposits less than $100	128,846	338	1.04	141,785	459	1.29
Time deposits $100 or more	166,218	313	0.75	195,042	631	1.29
Total interest-bearing deposits	2,007,868	1,698	0.34	1,690,440	2,758	0.65
Short-term borrowings				50,038	82	0.65
Long-term debt	3,475	41	4.68	21,354	139	2.59
Subordinated debt	33,000	443	5.37	33,000	443	5.37
Total borrowings	36,475	484	0.45	104,392	664	2.53
Total interest-bearing liabilities	2,044,343	2,182	0.42	1,794,832	3,422	0.76
Noninterest-bearing deposits	696,331			587,448
Other liabilities	25,635			30,454
Stockholders’ equity	327,659			312,442
Total liabilities and stockholders’ equity	$3,093,968	2,182		$2,725,176	3,422
Net interest income/spread		$22,372	2.95%		$20,231	2.97%
Net interest margin			3.07%			3.19%
Tax-equivalent adjustments:
Loans		$272			$233
Investments		115			74
Total adjustments		$387			$307

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2021			September 30, 2020
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,054,486	$62,205	4.05%	$1,967,854	$62,978	4.27%
Tax-exempt	147,952	3,619	3.27	126,839	3,605	3.80
Total loans	2,202,438	65,824	4.00	2,094,693	66,583	4.25
Investments:
Taxable	268,573	3,876	1.93	255,386	4,289	2.24
Tax-exempt	78,512	1,561	2.66	43,839	1,106	3.37
Total investments	347,085	5,437	2.09	299,225	5,395	2.41
Interest-bearing deposits	11,589	6	0.07	14,256	33	0.31
Federal funds sold	241,103	228	0.13	20,503	18	0.12
Total earning assets	2,802,215	71,495	3.41%	2,428,677	72,029	3.96%
Less: allowance for loan losses	27,264			25,481
Other assets	227,297			228,639
Total assets	$3,002,248	$71,495		$2,631,835	$72,029
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$538,524	$1,551	0.39%	$408,204	$2,727	0.89%
NOW accounts	616,518	1,659	0.36	433,573	1,981	0.61
Savings accounts	462,865	289	0.08	394,555	370	0.13
Time deposits less than $100	128,152	1,100	1.15	162,299	1,650	1.36
Time deposits $100 or more	175,673	1,132	0.86	202,960	2,397	1.58
Total interest-bearing deposits	1,921,732	5,731	0.40	1,601,591	9,125	0.76
Short-term borrowings	18,682	77	0.55	94,519	757	1.07
Long-term debt	9,629	226	3.14	45,109	575	1.70
Subordinated debt	33,000	1,330	5.37	14,693	591	5.37
Total borrowings	61,311	1,633	3.56	154,321	1,923	1.66
Total interest-bearing liabilities	1,983,043	7,364	0.50	1,755,912	11,048	0.84
Noninterest-bearing deposits	670,748			541,551
Other liabilities	25,929			26,862
Stockholders’ equity	322,528			307,510
Total liabilities and stockholders’ equity	$3,002,248	7,364		$2,631,835	11,048
Net interest income/spread		$64,131	2.91%		$60,981	3.12%
Net interest margin			3.06%			3.35%
Tax-equivalent adjustments:
Loans		$760			$757
Investments		328			232
Total adjustments		$1,088			$989

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We generally make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2021.

For the three months ended September 30, 2021, the provision for loan losses decreased $650 to $400 from $1,050 in the year ago period due to improving credit trends.  The provision for loan losses in the three month period ended September 30, 2021 is the result of growth of non-PPP loans and improved credit quality.

There was no provision for loan losses for the nine months ended September 30, 2021, a decrease of $6,350 from the $6,350 provision for the comparable period of 2020.  The lower provision in the nine month period ended September 30, 2021 is due to improved credit quality and the resulting reversal of the COVID-related asset quality qualitative factor adjustment made in the year ago period in our allowance for loan losses methodology.  The higher provision in the year ago period reflects changes made to the qualitative factors related to economic and credit quality declines resulting from the onset of the coronavirus pandemic and its uncertain economic impact.

Noninterest Income:

Noninterest income for the three months ended September 30, 2021 was $3,449, a decrease of $1,486 or 30.1% from $4,935 in 2020. The decrease was primarily due to a decrease in revenue generated from our commercial loan interest rate swaps of $1,149 due to lower transaction volume resulting from  increased market rates.  During the year ago three month period gains of $457 million were recognized from the sale of available-for-sale investment securities with no comparable gains recorded in the current period.  Mortgage banking revenue decreased $244 in the three month period ended September 30, 2021 from lower volumes of mortgages sold into the secondary market.  Services charges, fees, commissions and other were higher in the current period by $83 due to increased debit card interchange revenue and slightly higher service charges on consumer and commercial deposit accounts.  Wealth management revenue increased $160 in the three month period ended September 30, 2021 due to an increase to the number of transactions.

Noninterest income for the nine months ended September 30, 2021 was $10,353, a decrease of $1,554 or 13.1% from $11,907 in the year ago period.  The year ago period included a net gain of $724 from the sale of available-for-sale securities, offset by a $82 unrealized loss related to our equity security.  Service charges, fees, commissions and other are lower in the nine month period ended September 30, 2021 by $146 as an accrual adjustment to a bank owned life insurance benefit of $335, a lower Federal Home Loan Bank dividend of $200 and a decrease to service charges on consumer and commercial deposit accounts of $76 were partially offset by an $345 increase to our debit card interchange revenue.  Wealth management revenue increased $317 in the nine month period ended September 30, 2021 due to a higher number of transactions and commissions while fees on fiduciary activities increased $151 due primarily to market value appreciation. Revenue generated from commercial loan interest rate swap transactions decreased $1,203 in the nine month period ended September 30, 2021 due to a decrease in the number of transactions resulting from unfavorable market rates.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Noninterest expense increased $317 or 2.3% to $14,291 for the three months ended September 30, 2021, from $13,974 for the three months ended September 30, 2020. Personnel costs were unchanged from the year ago period, net occupancy and equipment costs increased 0.6%, and all other expense categories, which include professional fees and outside services, FDIC insurance and assessments, donations and other miscellaneous expenses, increased 10.0% comparing the three months ended September 30, 2021 and 2020.

Salaries and employee benefits, which comprise the majority of noninterest expense, remained relatively unchanged from the year ago period, as higher deferred origination costs, which are a contra salary expense, offset higher salary costs due to annual merit increases and additional hires to support our market expansion and organic growth.

Other expenses, excluding net occupancy and equipment expense, for the three months ended September 30, 2021 increased $300 or 10.0%, to $3,312 from $3,012 in the comparable year ago period.  Pennsylvania shares tax expense increased $132 in the current period due to our annual asset growth, consulting and advisory fees increased $120 in part due to our digital/mobile banking initiative.

For the nine months ended September 30, noninterest expense decreased $419 or 1.0% to $40,448 in 2021 from $40,867 in 2020. During the nine months ended September 30, 2020, personnel costs were 4.8% lower, occupancy and equipment costs 2.3% higher and all other expenses were 5.1% higher.  Salaries and employee benefits expense totaled $21,649 for the nine months ending September 30, 2021, a decrease of $1,086 or 4.8% when compared to $22,735 for the same period of 2020.  The decrease in the current nine month period is due primarily to deferred loan origination cost benefit of $1,134 related to the origination of PPP loans during 2021and lower health insurance and other employee benefit costs which offset higher salary expenses from annual merit increases and additional hires in our expanaion markets.

The nine month period ended September 30, 2021 resulted in a $212 or 2.3% increase to $9,464 in net occupancy and equipment expense compared to $9,252 for the same period in 2020. Technology costs related to our investment in a new digital banking platform resulted in the increased expense in the current period.  In general, as we expand and increase our presence in new markets, depreciation expenses and technology costs associated with the implementation and maintenance of new infrastructure within those markets increases.

For the nine months ended September 30, all other expense categories increased $455 or 5.1% to $9,335 in 2021 compared to $8,880 in 2020. Amortization expense related to intangible assets declined $87; state taxes increased $334 in the current period due to higher Pennsylvania shares tax expense resulting from our annual asset growth, FDIC assessments increased $185 when comparing the nine months ended September 30, 2021 to the same period in 2020 due to a FDIC small bank assessment credit recognized in the year ago period.  Partially offsetting the increases were lower legal and professional expenses resulting from improved credit quality.

Income Taxes:

We recorded income tax expense of $1,647 or 15.3% of pre-tax income, and $5,843 or 17.7% of pre-tax income for the three and nine months ended September 30, 2021, respectively. This compares to the three and nine month periods ended September 30, 2020 in which we recorded tax expense of $1,523 or 15.5% of pre-tax income, and $3,513 or 14.2% of pre-tax income, respectively. The nine months ended September 30, 2021 include a $621 deferred tax adjustment related to prior periods and the Company’s frozen pension plan. Excluding this adjustment, the effective tax rate would be 15.8% for the nine month period ended September 30, 2021, an increase from the year ago period’s 15.5% due to a lower proportion of tax exempt income recognized in the first nine months of 2021 when compared to the same period in 2020. The three and nine months ended September 30, 2021 include the benefit of before tax investment tax credits totaling $276 and $819 compared to before tax investment tax credits and other credits of $276 and $821 for the same period last year.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at September 30, 2021  indicated a higher starting level of net interest income (“NII”) compared to the December 31, 2020 model as the balance sheet growth offset compression to the balance sheet spread. As the simulation

Peoples Financial Services Corp.

progresses, reductions to assumed asset replacement rates erodes the benefit to NII. Our interest rate profile depicts a relatively well matched position in the near term. As the simulation progresses, a benefit to rising rates emerges while a flat and falling rate presents challenges to the annual run rate of NII. This balance sheet position at September 30, 2021 was similar to the position indicated by simulation as of December 31, 2020.

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

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2021, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2021
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	16.8	(20.0)	10.6	(40.0)
+300	12.3	(20.0)	8.8	(30.0)
+200	7.9	(10.0)	6.4	(20.0)
+100	3.7	(10.0)	4.9	(10.0)
Static
-100	(3.6)	(10.0)	(23.8)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2021, would increase 3.7% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

With rates having fallen materially in 2020 to historical lows, the down 100 basis point scenario would result in market rates reaching floored values which can produce a distorted view of interest rate risk metrics.

In response to the economic disruption and uncertainty brought on by the COVID-19 pandemic, the FOMC lowered the federal funds target rate a total of 150 basis points in two emergency actions during March 2020. Given the Company's current asset/liability position, the lower market interest rates may continue to have a negative impact on our earning asset yields and variable-rate loans indexed to prime and LIBOR.

The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR will take place by the end of 2021. The Company has contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company has formed a LIBOR transition team which is currently monitoring this activity and evaluating the risks involved.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

At September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO

Peoples Financial Services Corp.

concluded that the disclosure controls and procedures, at September 30, 2021, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2021 and through the date of this quarterly report on Form 10-Q.

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

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended September 30, 2021.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2021	412	$41.82	217,369	334,581
August 31, 2021			217,369	334,581
September 30, 2021	25,287	$45.05	242,656	309,294

Item 3. Defaults upon Senior Securities.

None.

Peoples Financial Services Corp.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description	Page
31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).	64

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).	65

32	CEO and CFO Certifications Pursuant to Section 1350.	66

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 5, 2021	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)