Form 10-K
period 2021-12-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2022-03-16
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 was $306,836,213 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock outstanding as of February 28, 2022 was 7,168,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2022 annual meeting of shareholders, within 120 days of the end of registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Peoples Financial Services Corp.

Form 10-K

For the Year Ended December 31, 2021

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

The ability of Peoples Financial Services Corp. to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the continuing coronavirus (“COVID-19”) crisis and the governmental responses to the crisis; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; political, legal, and regulatory actions and policies in response to the military conflict between Russia and Ukraine, including the effects thereof on energy markets, interest rates, commerce and banking; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors”.

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

Market Areas

Our principal market area consists of Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna, Wayne and Wyoming Counties in Pennsylvania, Middlesex County in New Jersey and Broome County in New York. In addition, parts of Bradford and Schuylkill Counties in Pennsylvania are also considered part of the market area. We maintain our headquarters in Scranton, the largest city in Lackawanna County.

Our legacy market we consider to stretch from Binghamton and the southern tier of New York down through Northeastern Pennsylvania. Our growth strategy expanded our operations into the Greater Lehigh Valley, King of Prussia and the Greater Delaware Valley of southeastern Pennsylvania and suburban Philadelphia, and south central Pennsylvania. Most recently, we expanded into the Greater Pittsburgh region and into New Jersey with a branch office in Piscataway.

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

During the fourth quarter of 2021, the Company continued its growth strategy by opening branches in both Warrendale, Pennsylvania, serving the Greater Pittsburgh market, and Piscataway, New Jersey, serving the New Jersey market. Experienced lenders have been recruited to manage these new markets.

In 2020, the Company permanently closed its Duryea, Gouldsboro, and South Scranton branches which had been temporarily closed during the pandemic. Each of the branches were consolidated into branches within close proximity and we re-allocated the operating expenses to the markets identified in our growth strategy.

The Marcellus Shale formation located in the heart of our legacy market area has provided economic benefits to the communities served and as a result to us. Natural gas producers have invested billions of dollars in Pennsylvania in lease and land acquisition, new well drilling, infrastructure development and community partnerships.

COVID-19

Operationally, as COVID-19 events unfold, our continued priority is the health and safety of our customers and employees. We continue to follow the recommendations of our state governments as to conducting business and continue to maintain safety protocols. Currently all our offices have returned to pre-pandemic operating hours with full lobby access.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” The guidance explained that in consultation with the Financial Accounting Standards Board (“FASB”) staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs.  On December 27, 2020, another COVID-19 relief bill was signed that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated.  During 2020, the Bank had applied this guidance and modified 479 commercial loans with an outstanding balance of $306.8 million and 512 consumer loans with an outstanding balance of $23.3 million.  As of December 31, 2021, all of these modifications had expired and the loans returned to their contractual payment terms.

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,450 PPP loans totaling $217.5 million in principal, with an average loan size of $150,000.  The PPP loans originated during 2020 generated net fees totaling $5.2 million.  These fees are deferred and accreted into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2021 and 2020 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.  The initial PPP expired on August 8, 2020.  Through December 31, 2020, PPP loans totaling $27.8 million had been forgiven by the SBA and a total of $2.3 million in PPP net fees had been recognized by the Bank.

On December 27, 2020, another COVID-19 relief bill was signed that extended and modified several provisions of the PPP.  This included an additional allocation of $284 billion.  The SBA reactivated the PPP on January 11, 2021.  The Bank originated additional loans through the PPP, which expired on May 31, 2021.  During 2021, the Bank had generated and received SBA approval on 1,062 PPP loans totaling $121.6 million and generated $4.3 million in related deferred PPP net fees.  During 2021, PPP loans totaling $244.3 million had been forgiven by the SBA and a total of $7.1 million in PPP net fees and interest income had been recognized by the Bank including fees recognized upon forgiveness and continuing amortization of fees from the 2020 and 2021 PPP originations. At December 31, 2021, PPP loan balances total $68.8 million with remaining unamortized fees of $1.7 million. We expect the majority of the loans to be forgiven and the net fees recognized into net interest income during the first six months of 2022.

Human Capital Resource

Staffing. At December 31, 2021, our 370 full-time employees and 26 part-time employees are the keys to the success of Peoples. We are committed to attracting, retaining and promoting top quality talent regardless of race, color, religion, sex, sexual orientation, gender identity, national origin, age, disability or genetic information. We strive to identify and select the best candidates for all open positions based on qualifying factors for each job. We are dedicated to providing a workplace for our employees in which they are treated with dignity, decency and respect; that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

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

As the COVID-19 crisis unfolded throughout 2021, the safety and well-being of our employees and families, customers, and communities were our top priority. We continue to implement our pandemic plan and execute various strategies and protocols intended to protect our employees, maintain services for customers, assure functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. We continue to follow the recommendations of our state and local governments as to conducting business and continue to maintain safety protocols.

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

•Paid time off (PTO), holidays and bank holidays

•Unpaid leave of absence

•Internal training and online development courses

•Tuition reimbursement for eligible associates

Products and Services

Our primary commercial loan products are centered around small and medium sized businesses; various types of Commercial Real Estate Loans; and Municipal & Non-Profit Tax Free Loans. Other lending products include one-to-four family residential mortgages, home equity loans and consumer & auto loans. We fund our loans, primarily, by offering deposits to individuals; commercial business customers; municipalities, school districts and other non-profit organizations. Our deposit products include certificates of deposit, money market accounts, savings accounts and various demand deposit accounts.

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

Lending Activities

We provide a full range of retail and commercial lending products designed to meet the borrowing needs of consumers and small- and medium-sized businesses in our market areas. The majority of our loans are to customers located within our market area. We have no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Although we participate in loans originated by other banks, we have originated the majority of the loans in our portfolio.

Our retail lending products include the following types of loans, among others: residential real estate; automobiles; manufactured housing; personal and home equity. Our commercial lending products include the following types of loans, among others: commercial real estate; working capital; equipment and other commercial needs; construction; SBA; and agricultural and mineral rights. The terms offered on a loan vary depending primarily on the type of loan and credit-worthiness of the borrower.

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

Commercial Real Estate Loans. We offer commercial real estate loans secured by real estate with adjustable and fixed rates. We originate a variety of commercial real estate loans generally for terms up to 25 years and payments based on an amortization schedule of up to 25 years. These loans are typically based on either the Federal Home Loan Bank borrowing rate or our own pricing criteria and adjust every three, five, seven or ten years. Commercial real estate loans also are originated for the acquisition and development of land, including development for residential use. Conditions of acquisition and development loans originated generally limit the number of model homes and homes built on speculation, and draws are scheduled against executed agreements of sale. Commercial real estate loans for the acquisition and development of land are typically based upon the prime rate. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

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

We have participated in the PPP, a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the SBA. The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation-related business operating costs.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of the capital accounts of Peoples Bank. Capital accounts include the aggregate of capital, surplus, undivided profits, capital securities and reserve for loan losses. At December 31, 2021, our regulatory limit on loans to one borrower was $50.7 million.

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

In our market area, we expect continued competition from these financial institutions in the foreseeable future. With the continued acceptance of internet banking by our customers and consumers generally, competition for deposits has increased from institutions operating outside of our market area.

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

Limitations on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from Peoples Bank. Both federal and state laws impose restrictions on our ability and the ability of Peoples Bank to pay dividends. Under such restrictions, Peoples Bank may only declare and pay dividends out of accumulated net earnings, including accumulated net earnings acquired as a result of a merger within seven years. Further, Peoples Bank may not declare or pay any dividends unless Peoples Bank’s surplus would not be reduced by the payment of the dividend below 100% of our capital stock. Pennsylvania law requires that each year Peoples Bank set aside as surplus a sum equal to not less than 10 percent of its net earnings if surplus does not equal at least 100 percent of our capital stock. In addition to these specific restrictions, bank regulatory agencies, in general, also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

Certain Transactions by Insured Banks with their Affiliates

There are statutory restrictions related to the extent bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution (i.e., banking) subsidiaries. In general, an “affiliate” of a bank includes the bank’s parent holding company and any subsidiary thereof. However, an “affiliate” does not generally include the bank’s operating subsidiaries. A bank (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-bank affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 10 percent of the bank’s capital stock and surplus; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 20 percent of the bank’s capital stock and surplus. “Covered transactions” are defined to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements.

Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms, which means that the transaction must be conducted on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliates. Moreover, certain amendments to the Bank Holding Company Act of 1956 provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Peoples Bank was “well capitalized” based on its actual capital position at December 31, 2021. However, an institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

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

●	“Common Equity Tier 1 Capital” includes common equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions, and retained earnings.
●	“Tier 1,” or core capital, includes common equity, non-cumulative preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions.
●	“Tier 2,” or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less restricted deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

Current rules, which implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act, call for the following capital requirements:

●	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%;
●	A minimum ratio of tier 1 capital to risk-weighted assets of 6%;
●	A minimum ratio of total capital to risk-weighted assets of 8%; and
●	A minimum leverage ratio of 4%.

In addition, the current rules provide for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.

Accumulated other comprehensive income (“AOCI”) is included in a banking organization’s common equity tier 1 capital. The rules, however, allowed community banks to make a one-time election not to include components of AOCI in regulatory capital and instead exclude most AOCI components from regulatory capital. Peoples Bank made that one-time election to “opt-out” of the inclusion of components of AOCI in regulatory capital.

Banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Mortgage servicing assets (“MSAs”) and certain deferred tax assets (“DTAs”) are subject to stricter limitations than those applicable to other assets under the capital rules.

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

At December 31, 2021, Peoples met its capital requirements with a ratio of common equity tier 1 capital to risk-weighted assets of 13.76%; its ratio of tier 1 capital to risk-weighted assets of 13.76%; its ratio of total capital to risk-weighted assets of 15.01%; and its leverage ratio of 9.58%.

A qualifying community banking organization (defined to have, among other things, total consolidated assets of less than $10 billion) that has made an election to use the community bank leverage ratio framework will be considered to have met the minimum capital requirements, the capital ratio requirements, and any other capital or leverage requirements to which the qualifying community banking organization would be subject, if it has a leverage ratio of greater than 9 percent. As of December 31, 2021, Peoples Bank has not elected to use the community bank leverage ratio framework.

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

Community Reinvestment Act (“CRA”)

The Community Reinvestment Act of 1977 is designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community, including low and moderate-income neighborhoods. The CRA regulations establish performance-based standards for use in examining for compliance. Peoples Bank had its last CRA compliance examination in 2020 and received a “satisfactory” rating.

USA Patriot Act of 2001 (the “Patriot Act”) and Anti-Money Laundering

The Patriot Act contains anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The federal Bank Secrecy Act (the “BSA”) also require financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The Patriot Act enhanced regulations under the BSA to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking agencies expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of the Treasury, is responsible for helping to ensure that domestic entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created the Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators authority to take control of and liquidate financial firms. Dodd-Frank additionally created an independent federal regulator to administer federal consumer protection laws. Dodd-Frank has and is expected to continue to have a significant impact on our business operations as its provisions take effect. Some of the rules that have been proposed and, in some cases, adopted to comply with Dodd-Frank’s mandates are discussed further below.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by Dodd-Frank, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. Notwithstanding the relief from Dodd-Frank afforded by the EGRRCPA, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

Among the provisions of Dodd-Frank that affect us are the following:

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

Corporate Governance. Dodd-Frank requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by stockholders. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets of $1.0 billion or more, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters. In 2016, the SEC and the federal banking regulators proposed rules to prohibit covered financial institutions (including bank holding companies and banks) from, among other things, establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The comment period for these proposed rules has closed and a final rule has not yet been published.

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

Ability to Repay and Qualified Mortgage Rule. Mortgage origination activities are subject to Regulation Z, which implements the federal Truth-in-Lending Act (“TILA”). Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider, at a minimum, the following eight underwriting factors when making the credit decision:

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

In addition to TILA and Regulation Z, mortgage origination activities are subject to the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

Federal Home Loan Bank of Pittsburgh

Peoples Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”), which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, each bank must purchase and maintain stock in the FHLB

Brokered Deposits

Section 29 of the Federal Deposit Insurance Act and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules were effective on April 1, 2021.

Cybersecurity

The federal banking regulators have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. In addition, all federal and state banking regulators continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

On November 18, 2021, the federal banking regulators issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022.

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

Availability of Securities Filings

We maintain an Internet website at www.psbt.com. We make available free of charge through the “Investor Relations” link on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet website and the information contained therein are not incorporated into this Form 10-K. In addition, copies of our annual report will be made available, free of charge, upon written request.

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

Risks Relating to Peoples and Its Business

The continuing coronavirus ("COVID-19") pandemic, or an outbreak of another highly infectious or contagious disease, has adversely affected our business and could have a more material adverse impact on our business activities, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. Since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The continuing spread of COVID-19 and its Delta and Omicron variants, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a targeted spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, the continuing spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

We are continuing to monitor the COVID-19 crisis, including the emergence and impact of the Delta and Omicron variants, its economic effects and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

The duration, extent, and severity of the pandemic, including the evolution of new COVID-19 variants, the impact related to the distribution and effectiveness of the available COVID-19 vaccines and treatments, and the potential development for additional vaccines and treatments in the future.

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

Lending money is a significant part of the banking business and interest income on our loan portfolio is the principal component of our revenue. Our financial condition and results of operations are affected by the ability of our borrowers to repay their loans, and in a timely manner. Borrowers, however, do not always repay their loans. The risk of non-payment is assessed through our underwriting and loan review procedures based on several factors including credit risks of a particular borrower, changes in economic conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral and other factors. Despite our efforts, we do and will experience loan and lease losses, and our financial condition and results of operations will be adversely affected. Our loans which were between 30 and 89 days delinquent on December 31, 2021 totaled $3.5 million. Our non-performing assets were approximately $5.0 million on December 31, 2021. Our allowance for loan and lease losses was approximately $28.4 million on December 31, 2021.

Our emphasis on the Eastern Pennsylvania and the Southern Tier of New York market area exposes us to a risk of loss associated with the region.

At December 31, 2021, $297.6 million or 12.8%, of our loan portfolio consisted of residential mortgage loans and $1.3 billion or 57.7%, of our loan portfolio consisted of commercial real estate loans. A majority of these loans are made to borrowers or secured by properties located in Eastern Pennsylvania and the southern tier of New York. Deterioration in economic conditions in this market area, particularly in the industries on which this geographic area depend, or a general decline in economic conditions may adversely affect the quality of our loan portfolio (including the level of non-performing assets, charge offs and provision for loan losses) and demand for our products and services, and, accordingly, our results of operations. Future declines in real estate values in the region could also cause some of our mortgage and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

We make commercial and industrial, construction, and commercial real estate loans, which present greater risks than other types of loans.

As of December 31, 2021, approximately 87.0% of our loan portfolio consisted of commercial and industrial, construction, and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction, and commercial real estate loans some of which have large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Factors such as monetary policy, inflation, recession, unemployment, money supply, global disorder, terrorist activity, instability in domestic and foreign financial markets, global pandemic, and other factors beyond our control (including political, legal, and regulatory actions and policies in response to the military conflict between Russia and Ukraine), may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although we pursue an asset-liability management strategy designed to manage our risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

The Company will be required to transition from the use of the LIBOR interest rate index in the future.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London InterBank Offered Rate (“LIBOR”). The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR-based loans in the Company’s portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in the Company’s LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give the Company or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under the Company’s loan agreements may result in the Company incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on the Company’s results of operations.

Changes in interest rates could affect our investment values and impact comprehensive income and stockholders’ equity.

At December 31, 2021, we had approximately $517.3 million of securities available-for-sale. These securities are carried at fair value on our consolidated balance sheets. Unrealized gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, are reflected in stockholders’ equity, net of deferred taxes. As of December 31, 2021, our available-for-sale securities had an unrealized loss, net of taxes, of $1.4 million. The fair value of our available-for-sale securities is subject to interest rate change, which would not affect recorded earnings, but would increase or decrease comprehensive income and stockholders’ equity.

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

We account for goodwill and other intangible assets in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually, or more frequently if market factors change, and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. At December 31, 2021, we completed a qualitative goodwill impairment test to determine if it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the Company is less than its carrying value, including goodwill, as described by the GAAP methodology. Based on this analysis, we concluded it is more likely than not that the fair value of the Company, as of December 31, 2021, is higher than its carrying value, and, therefore, goodwill is not considered impaired and no further testing is required. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as global pandemics or natural disasters) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

Changes in U.S. or regional economic conditions could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business activities and earnings are affected by general business conditions in the United States and in the market areas the Company operates. These conditions include short-term and long-term interest rates, inflation, unemployment levels, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and, in particular, the Company’s market area. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; global pandemics, natural disasters; or a combination of these or other factors. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Elevated levels of unemployment, declines in the values of real estate, extended federal government shutdowns, or other events that affect household and/or corporate incomes could impair the ability of the Company’s borrowers to repay their loans in accordance with their terms and reduce demand for banking products and services.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete actively with other Pennsylvania, New Jersey and New York financial institutions, many larger than us, as well as with financial and non-financial institutions headquartered elsewhere. Commercial banks, savings banks, savings and loan associations, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, insurance companies and brokerage firms, may be considered competitors with respect to one or more services they render. Many of the institutions with which we compete have substantially greater resources and lending limits and may offer certain services that we do not or cannot provide. Our profitability depends upon our ability to successfully compete in our market area.

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

We are subject to extensive regulation, supervision and examination by certain state and federal agencies including the FDIC, the Federal Reserve Board and the Pennsylvania Department of Banking. Such regulation and supervision govern the activities in which we may engage and are intended primarily to ensure the safety and soundness of financial institutions. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on us and our operations. There also are several federal and state statutes which regulate the obligation and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from our own actions, we may be held liable under certain circumstances for the actions of our borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by us. Further, the liability has the potential to far exceed the original amount of a loan.

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

The regulations issued by the CFPB have increased and may continue to increase our costs of operations.

The CFPB has broad powers to supervise and enforce consumer protection laws and broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB considers whether additional rules are needed and has direct examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, like us, are examined for compliance with these consumer laws by their primary bank regulators. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

We operate 28 full-service community banking offices located within the Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York. Nine offices are leased and the balance are owned by Peoples Bank.

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

As of February 28, 2022 there were approximately 3,794 holders of our common stock, $2.00 par value, including individual participants in security position listings. Our common stock trades on The Nasdaq Stock Market under the symbol “PFIS.”

Peoples has paid cash dividends since its incorporation in 1986. It is the present intention of the Board of Directors to continue to pay quarterly cash dividends; however, the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable laws and other factors relevant at the time our board of directors considers any declaration of dividends. The Board declared on January 28, 2022 a first quarter dividend of $0.39 per share payable March 15, 2022. For information on dividend restrictions on the Company and Peoples Bank, refer to Part I, Item 1 “Supervision and Regulation – Limitations on Dividends and Other Payments” to this report and refer to the consolidated financial statements and notes to these statements filed at Item 8 to this report and incorporated in their entirety by reference under this Item 5.

The following table presents information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the three months ended December 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
October 31, 2021	4,306	$45.93	246,962	304,988
November 30, 2021	215	47.50	247,177	304,773
December 31, 2021	3,136	$47.94	250,313	301,637

On February 28, 2020, our board of directors authorized a common stock repurchase plan whereby we were authorized to repurchase up to 225,000 shares of our outstanding common stock through open market purchases. That plan expired on December 31, 2020. On January 29, 2021, our board of directors authorized a new common stock repurchase plan whereby we are authorized to repurchase up to 353,422 shares of our outstanding common stock.

The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the Russell 2000 Index or “Russell 2000”), and the S&P U.S. BMI Banks Index. The cumulative total return on the stock or the index equals the total increase in value since December 31, 2016, assuming reinvestment of all dividends paid into the stock or the index. The graph and table were prepared assuming that $100 was invested on December 31, 2016, in the common stock and the securities included in the indexes.

Comparison of Five-Year Cumulative Total Returns

Performance Graph of

PEOPLES FINANCIAL SERVICES CORP

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Peoples Financial Services Corp.	100.00	98.48	95.93	113.02	85.56	126.79
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

Source: S&P Global Market Intelligence

©2022

Item 6.	Reserved.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis 2021 versus 2020

(Dollars in thousands, except per share data)

Management’s Discussion and Analysis appearing on the following pages should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis 2020 versus 2019 contained in this Annual Report on Form 10-K.

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

Critical Accounting Estimates:

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

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the consolidated financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made considering facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. Significant estimates that are particularly susceptible to material change within the near term relate to the determination of allowance for loan losses, and the impairment of goodwill. Actual amounts could differ from those estimates.

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

For a further discussion of our critical accounting estimates, refer to Note 1 entitled, “Summary of significant accounting policies,” in the Notes to Consolidated Financial Statements to this Annual Report. Note 1 lists the significant accounting policies used by us in the development and presentation of the consolidated financial statements. This discussion and analysis, the Notes to Consolidated Financial Statements and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for the understanding and evaluation of our financial position, results of operations and cash flows.

Operating Environment:

Market yields rose rapidly to start 2022, despite signs the economy stuttered amid the COVID-19 Omicron outbreak, as inflation pressures remained firm and amid a number of Federal Open Market Committee (“FOMC”) members’ commentary. Minutes from the Federal Reserve Board’s late-December meeting indicated officials believed Omicron would temporarily impact the economy but would not change the overall trajectory of the recovery. Those minutes also showed officials believed that the labor market would continue its rapid progress towards full employment, with inflation already at its highest levels in decades. The hiring in December’s nonfarm payroll report disappointed expectations but the data provided support for the Federal Reserve Board’s analysis that the labor market is becoming increasingly tight. Participation was flat at 61.9%, 1.5% points below its pre-pandemic level, while unemployment dropped much further than expected from 4.2% to 3.9%, 0.1% below the Federal Reserve Board’s estimate of full employment. Adding to evidence of a tight labor market, average hourly earnings rose firmly again and were 4.7% higher than a year ago.

December’s Consumer Price Index (“CPI”) report was a bit hotter than expected on a monthly basis, pushing the annual headline rate up to 7.0%, the fastest since 1982, and the core rate to 5.5%, its strongest gain since 1991. The Federal Reserve Board’s preferred measure, the core PCE price index (defined as personal consumption expenditures excluding food and energy), accelerated from 4.7% to 4.9%, its highest level since 1983. The combination of historically high inflation and the rapidly tightening labor market spurred a growing number of Federal Reserve Board officials to indicate policy may need to be tightened more quickly than anticipated at the December 2022 meeting. FOMC members began to talk up the probability that a rate hike could be warranted in March. Today’s economy is much stronger, the labor market is much tighter, and inflation is much higher than when the Federal Reserve Board last shrank its balance sheet, officials noted.

As expected, the Federal Reserve Board's January Statement strongly signaled that a March 2022rate increase was a near certainty. Chair Powell acknowledged that no final decisions on the pace of tightening had been made. However, he read a scripted response several times to emphasize that those differences between today’s economy and the economy during the last cycle, when the Federal Reserve Board raised rates at every other meeting, “are likely to have important implications for the appropriate pace of policy adjustments.” Yields soared and the curve flattened. Fed funds futures priced in four hikes in 2022 with a chance of a fifth.

The employment situation improved nationally as well as in New York, Pennsylvania and in all of the thirteen counties representing our market areas in Pennsylvania and New York from one year ago when comparing December 31, 2021 to December 31, 2020. Nonfarm payrolls increased 467,000 in January 2022, well above expectations of 125,000 jobs. Projections for our local market unemployment are not readily available; however the most current economic statistics as of December 31, 2021 show continuing jobless claims of over 1.6 million. This remains elevated as does the unemployment rate at 5.4% per the latest report from the Bureau of Labor Statistics at December 31, 2021.

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2021 and 2020, are summarized as follows:

	2021	2020
United States	5.4%	8.1%
New York (statewide)	7.2	10.1
Pennsylvania (statewide)	6.1	9.1
Broome County	5.5	8.7
Allegheny County	5.9	9.0
Bucks County	5.1	8.3
Lackawanna County	6.6	9.6
Lebanon County	5.3	8.0
Lehigh County	6.6	9.6
Luzerne County	7.9	10.9
Monroe County	7.5	11.6
Montgomery County	4.8	7.7
Northampton County	5.8	9.0
Schuylkill County	6.5	9.2
Susquehanna County	5.2	7.4
Wayne County	6.3	9.2
Wyoming County	6.1%	8.4%

Review of Financial Position:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company” or “Peoples.” The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within the Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

Peoples Bank is a state-chartered bank and trust company under the jurisdiction of the Pennsylvania Department of Banking and Securities and the FDIC. Peoples Bank’s primary product is loans to small- and medium-sized businesses. Other lending products include one-to-four family residential mortgages and consumer loans. Peoples Bank primarily funds its loans by offering checking accounts and money market accounts to commercial enterprises and individuals. Other deposit product offerings include certificates of deposits and various non-maturity deposit accounts.

The Company faces competition primarily from commercial banks, thrift institutions and credit unions within its Pennsylvania, New Jersey and New York market, many of which are substantially larger in terms of assets and capital. In addition, mutual funds and security brokers compete for various types of deposits, and consumer, mortgage, leasing and insurance companies compete for various types of loans and leases. Principal methods of competing for banking and permitted nonbanking services include price, nature of product, quality of service and convenience of location.

The Company and Peoples Bank are subject to regulations of certain federal and state regulatory agencies, including the Federal Reserve Board, the FDIC, and Pennsylvania Department of Banking and Securities, and undergo periodic examinations by such agencies.

Total assets, loans and deposits were $3.4 billion, $2.3 billion and $3.0 billion, respectively, at December 31, 2021. Total assets, loans and deposits grew 16.9 percent, 6.9 percent and 21.6 percent, respectively, compared to 2020 year-end balances.

The loan portfolio consisted of $1.9 billion of business loans, including commercial and commercial real estate loans, and $372.5 million in retail loans, including residential mortgage and consumer loans at December 31, 2021. Total investment securities were $588.7 million at December 31, 2021, including $517.3 million of investment securities classified as available-for sale and $71.2 million classified as held-to-maturity. Total deposits consisted of $737.8 million in noninterest-bearing deposits and $2.2 billion in interest-bearing deposits at December 31, 2021.

Stockholders’ equity equaled $340.1 million, or $47.44 per share, at December 31, 2021, and $316.9 million, or $43.92 per share, at December 31, 2020. Our equity to asset ratio was 10.1 percent and 11.0 percent at those respective period ends. Dividends declared for the 2021 amounted to $1.50 per share representing 24.9 percent of net income.

Nonperforming assets equaled $5.0 million or 0.15 percent of total assets at December 31, 2021 compared to $10.5 million or 0.36 percent at December 31, 2020. The allowance for loan losses equaled $28.4 million or 1.22 percent of loans, net, at December 31, 2021, compared to $27.3 million or 1.26 percent at year-end 2020. Loans charged-off, net of recoveries equaled $0.7 million or 0.03 percent of average loans in 2021, compared to $2.7 million or 0.13 percent of average loans in 2020.

 Investment Portfolio:

Primarily, our investment portfolio provides a source of liquidity needed to meet expected loan demand and generates a reasonable return in order to increase our profitability. Additionally, we utilize the investment portfolio to meet pledging requirements and reduce income taxes. At December 31, 2021, our portfolio consisted of short-term U.S. Treasury and government agency securities, which provide a source of liquidity, mortgage-backed securities issued by U.S. government-sponsored agencies to provide income and intermediate-term, tax-exempt state and municipal obligations, which mitigate our tax burden.

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

The FOMC decided to keep the target range for the federal funds rate at 0.00 to 0.25 percent throughout 2021 to continue to support the U.S. economy and the flow of credit to U.S. households and businesses. However, market rates have increased due to inflation concerns and the FOMC’s recent statement to end asset purchases and increase the federal funds rate to address inflation. Our investment portfolio consists primarily of fixed-rate bonds. As a result, changes in the velocity and magnitude of future FOMC actions can significantly influence the fair value of our portfolio. Specifically, the parts of the yield curve most closely related to our investments include the 2-year and 10-year U.S. Treasury security. The yield on the 2-year U.S. Treasury note affects the values of our U.S. Treasury and government agency securities, whereas the 10-year U.S. Treasury note influences the value of tax-exempt and taxable state and municipal obligations. The yield on the 2-year U.S. Treasury increased 61 basis points in 2021, ending at 73 basis points. The yield on the 10-year U.S. Treasury increased 60 basis points in 2021, ending at 151 basis points. Since bond prices move inversely to yields, we experienced a decrease in the aggregate fair value of our investment portfolio when comparing December 31,

2021 to December 31, 2020 due to higher market rates at year end 2021. The net unrealized holding losses included in our available-for-sale investment portfolio were $1.8 million at December 31, 2021 compared to a gain of $9.7 million at December 31, 2020. We reported net unrealized holding loss, included as a separate component of stockholders’ equity of $1.4 million, net of income taxes of $0.4 million, at December 31, 2021, and an unrealized holding gain of $7.7 million, net of income taxes of $2.0 million, at December 31, 2020. Further increases in interest rates could negatively impact the market value of our investments and our capital position. In order to monitor the potential effects a rise in interest rates could have on the value of our investments, we perform stress test modeling on the portfolio. Stress tests conducted on our portfolio at December 31, 2021, indicated that should general market rates increase immediately by 100, 200 or 300 basis points, we would anticipate declines of 4.7 percent, 9.3 percent and 13.9 percent in the market value of our available-for-sale portfolio.

Investment securities increased $285.4 million, to $588.7 million at December 31, 2021, from $303.3 million at December 31, 2020. At December 31, 2021, the investment portfolio consisted of $517.3 million of investment securities classified as available-for-sale and $71.2 million classified as held-to-maturity. Deposit increases from strong organic growth from new and existing relationships, inflows of municipal deposits and proceeds from government stimulus payments lead to higher levels of low-yielding overnight federal funds balances. As the level of low-yielding overnight funds increased, our Asset Liability Committee recommended a strategy to deploy a portion of those funds into higher-yielding investments through purchases of U.S. Treasury securities, taxable and tax-free municipal bonds and mortgage-backed securities to mitigate risk in a flat and down rate environment. Security purchases totaled $358.6 million in 2021. Investment purchases in 2020 amounted to $107.2 million.

Repayments of investment securities totaled $60.4 million in 2021 and $85.0 million in 2020. No securities were sold in 2021. During the first quarter of 2020, the Company sold $26.5 million of low-yielding short-term municipal bonds resulting in a gain of $267 thousand. The proceeds were used to fund higher yielding loans. Additionally, two mortgage-backed securities were sold during the second half of 2020 with proceeds totaling $38.3 million and gains recognized of $651 thousand due to favorable market rates. We continually analyze the investment portfolio with respect to its exposure to various risk elements.

The composition of our investment portfolio changed during 2021 as a result of the aforementioned transactions. Short-term bullet U.S. Treasury and U.S. government-sponsored enterprise securities comprised 38.3 percent of our total portfolio at yearend 2021 compared to 27.7 percent at the end of 2020. Tax-exempt municipal obligations decreased as a percentage of the total portfolio to 18.6 percent at year-end 2021 from 21.1 percent at the end of 2020, however the total balance increased due to the new purchases. Taxable municipals decreased as a percentage of the total portfolio to 11.7 percent at year-end 2021 from 18.3 percent at the end of 2020, however, balances grew, as the sector provided income opportunities. The average life of the investment portfolio lengthened to 5.3 years at December 31, 2021 from 4.3 years at year end 2020, while the effective duration of the investment portfolio increased to 4.6 years at December 31, 2021 from 4.0 years at December 31, 2020.

There were no other-than-temporary impairments (“OTTI”) recognized for the years ended December 31, 2021, 2020 and 2019. For additional information related to OTTI refer to Note 3 entitled “Investment securities” in the Notes to Consolidated Financial Statements to this Annual Report.

Investment securities averaged $398.5 million and equaled 13.9 percent of average earning assets in 2021, compared to $292.7 million and 11.7 percent of average earning assets in 2020. The tax-equivalent yield on the investment portfolio decreased 42 basis points to 1.94 percent in 2021 from 2.36 percent in 2020. The decrease in the tax-equivalent yield is due to cash flow from maturing and called bonds being reinvested into lower market rates coupled with lower yields on new purchases.

At December 31, 2021 and 2020, there were no securities of any individual issuer, except for U.S. government agency mortgage-backed securities, that exceeded 10.0 percent of stockholders’ equity.

The maturity distribution based on the carrying value and weighted-average, tax-equivalent yield of the investment debt security portfolio at December 31, 2021, is summarized as follows. The weighted-average yield, based on amortized cost, has been computed for tax-exempt state and municipals on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0 percent. The distributions are based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity distribution of investment debt securities (Dollars in thousands)

			After one but		After five but
	Within one year		within five years		within ten years		After ten years		Total
December 31, 2021	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$11,600	2.09%	$125,293	0.74%	54,681	1.08			$191,574	0.92%
U.S. government-sponsored enterprises	16,150	1.80	14,588	1.68	$28	4.48%	$3,013	2.24%	33,779	1.79
State and municipals:
Taxable	971	4.53	5,448	3.39	30,434	2.12	32,125	1.98	68,978	2.18
Tax-exempt	165	5.67	2,883	3.64	22,310	1.83	84,368	2.40	109,726	2.32
Corporate debt securities					2,918	4.08			2,918	4.08
Residential mortgage-backed securities:
U.S. government agencies			295	1.82			20,349	1.40	20,644	1.40
U.S. government-sponsored enterprises			1,036	2.23	5,999	2.96	140,932	1.66	147,967	1.72
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises			10,501	2.35	2,447	3.07			12,948	2.49
Total	$28,886	2.03%	$160,044	1.08%	$118,817	1.69%	$280,787	1.90%	$588,534	1.64%

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

 From a lending perspective, organic loan growth, excluding PPP loans, improved during 2021 resulting from our entrance into the Greater Pittsburgh market and Central New Jersey market with experienced market lenders, coupled with increased loan demand across all our legacy markets. We participated in the CARES Act, Paycheck Protection Program (“PPP”), a $350 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The PPP provides borrower guarantees for lenders, as well as loan forgiveness incentives for borrowers that utilize the loan proceeds to cover employee compensation related business operating costs. During 2020, we had approved 1,450 PPP loans totaling $217.5 million. Substantially all of the loans were made to existing customers, funded under the two year PPP loan program. PPP loan forgiveness commenced during the fourth quarter of 2020 and at December 31, 2021, 28 loans totaling $13.6 million remain outstanding and are expected to be forgiven during 2022. In addition, the Company participated in the 2021 second round of PPP lending and received approval by the SBA on 1,062 applications totaling $121.6 million. At December 31, 2021, 409 loans totaling $55.3 million remain outstanding and are expected to be forgiven in 2022.

Overall, total loans increased $151.2 million or 6.9 percent in 2021 to $2.3 billion at December 31, 2021. Excluding PPP loans, loan growth totaled $272.0 million or 13.7%. Business loans, including commercial loans and commercial real estate loans, were $2.0 billion or 84.0 percent of total loans at December 31, 2021, and $1.8 billion or 83.4 percent at year-end 2020. Residential mortgages and consumer loans totaled $372.5 million or 16.0 percent of total loans at year-end 2021 and $360.7 million or 16.6 percent at year-end 2020. Total loan growth, excluding PPP loans, of $272.0 million was primarily attributable to increases in our commercial real estate portfolio which grew $205.5 million in 2021 due to continued success of our strategy to expand in larger markets with strong growth potential, and strong organic growth in our legacy markets. Our expansion strategy commenced during 2014 in the Lehigh Valley with a community banking office and team of dedicated lenders and has expanded with two additional branch offices and additional teams of experienced lenders and credit professionals. Growth is also due to our presence in the Greater Delaware Valley, first by opening a branch office in King of Prussia in 2016, and during 2020 with the opening of a branch in Doylestown and recruitment of two experienced lenders. Further growth was attained by our entrance into Central Pennsylvania with a branch office in Lebanon, staffed with a team of lending professionals during the middle of 2018. Additionally, our continued expansion during the final six months of 2021 into the Greater Pittsburgh market with a new office and team of experienced lenders and entrance into Central New Jersey with an office in Piscataway, Middlesex County, and team of experienced lenders known in the market, contributed to the strong loan growth, especially during the later half of 2021. Based on the customer service oriented philosophy of our organization along with the commitment of these employees, we continue to be well received in these new markets as we are in our existing markets.

Residential mortgage loans increased $20.2 million during 2021 as low market rates resulted in an increase of refinance and purchase activity. In addition, a higher percentage of mortgages were not eligible to be sold into the secondary market, including jumbo markets. Consumer loans declined $8.4 million during 2021 primarily from the run-off in our indirect automobile portfolio due to pricing competition.

Loans averaged $2.2 billion in 2021, compared to $2.1 billion in 2020. Taxable loans averaged $2.0 billion, while tax-exempt loans averaged $0.2 billion in 2021. The loan portfolio continues to play the prominent role in our earning asset mix. As a percentage of earning assets, average loans equaled 77.2 percent in 2021, a decrease from 85.1 percent in 2020.

The tax-equivalent yield on our loan portfolio decreased 22 basis points to 3.94 percent in 2021 from 4.16 percent in 2020 due to lower yields on new loan originations, the repricing lower of floating and adjustable rate loans due to the decrease in market rates beginning during the second half of 2019 and continuing into 2020, and the low 1% interest rate on PPP loans. The PPP loans averaged $147.0 million in 2021 and resulted in a 6 basis point increase to the overall loan yield compared to average PPP loans of $148.3 million in 2020 and 13 basis point decline. The yield on the loan portfolio may continue to be under pressure as repayments on loans are replaced with new originations at current market rates, floating and adjustable rate loans continue to reprice lower and competition continues to prompt more aggressive pricing for high quality fixed rate intermediate term loans, thus providing downward momentum in loan yields.

The maturity distribution and sensitivity information of the loan portfolio by major classification at December 31, 2021, is summarized as follows:

Maturity distribution and interest sensitivity of loan portfolio (Dollars in thousands)

	Within one	After one but	After five but	After
December 31, 2021	year	within five years	within fifteen years	fifteen years	Total
Maturity schedule:
Commercial	$169,035	$241,541	$189,055	$13,496	$613,127
Real estate:
Commercial	273,269	679,993	386,378	3,899	1,343,539
Residential	76,595	159,782	61,210	37	297,624
Consumer	33,221	38,924	2,708	30	74,883
Total	$552,120	$1,120,240	$639,351	$17,462	$2,329,173

Predetermined interest rates	$308,120	$592,784	$263,173	$8,832	$1,172,909
Floating or adjustable interest rates	244,000	527,456	376,177	8,631	1,156,264
Total	$552,120	$1,120,240	$639,350	$17,463	$2,329,173

As previously mentioned, there are numerous risks inherent in the loan portfolio. We manage the portfolio by employing sound credit policies and utilizing various modeling techniques in order to limit the effects of such risks. In addition, we utilize private mortgage insurance (“PMI”) and guaranteed SBA and Federal Home Loan Bank of Pittsburgh (“FHLB-Pgh”) loan programs to mitigate credit risk in the loan portfolio.

In an attempt to limit IRR and liquidity strains, we continually examine the maturity distribution and interest rate sensitivity of the loan portfolio. Market interest rates began to increase during the final three months of 2021 and are expected to increase during 2022 as the FOMC has signaled it will begin to raise rates to fight inflation. However, given our IRR to flat or falling rates, we place emphasis on originating longer-term fixed-rate and adjustable-rate loans with interest rate floors. Fixed-rate loans represented 50.4 percent of the loan portfolio at December 31, 2021, compared to floating or adjustable-rate loans at 49.6 percent. Approximately 31.1 percent of the loan portfolio is expected to reprice within the next 12 months.

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

With regard to managing our exposure to credit risk in light of general devaluations in real estate values, we have established maximum loan-to-value ratios for commercial mortgage loans not to exceed 80.0 percent of the appraised value. With regard to residential mortgages, customers with loan-to-value ratios in excess of 80.0 percent are generally required to obtain Private Mortgage Insurance (“PMI”). PMI is used to protect us from loss in the event loan-to-value ratios exceed 80.0 percent and the customer defaults on the loan. Appraisals are performed by an independent appraiser engaged by us, not the customer, who is either state certified or state licensed depending upon collateral type and loan amount.

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

Information concerning nonperforming assets for the past two years is summarized as follows. The table includes credits classified for regulatory purposes and all material credits that cause us to have serious doubts as to the borrower’s ability to comply with present loan repayment terms.

Distribution of nonperforming assets (Dollars in thousands)

December 31	2021	2020
Nonaccrual loans	$2,811	$6,981
Troubled debt restructured loans (including nonaccrual TDR)	1,649	2,818
Accruing loans past due 90 days or more:	13	71
Total nonperforming loans	4,473	9,870
Foreclosed assets	488	632
Total nonperforming assets	$4,961	$10,502
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$1,649	$1,682
Nonperforming TDR loans		1,136
Total TDR loans	$1,649	$2,818
Total loans held for investment	$2,329,173	$2,177,982
Nonaccrual loans as a percentage of loans held for investment	0.12%	0.32%
Allowance for loan losses	28,383	27,344
Allowance for loan losses as a percentage of loans held for investment	1.22%	1.26%
Allowance for loan losses as a percentage of nonaccrual loans	1009.71%	391.69%
Nonperforming loans as a percentage of loans, net	0.19%	0.45%

We experienced improved asset quality during 2021 as evidenced by a decrease in nonperforming assets of $5.5 million or 52.8% when compared to yearend 2020. Additionally, our nonperforming assets as a percentage of total assets improved to 0.15 percent at December 31, 2021 from 0.36 percent at December 31, 2020, and our nonperforming loans as a percentage of loans, net improved to 0.19 percent from 0.45 percent at December 31, 2020. Improvement in each category from year-end 2020 was experienced. A reduction of $4.2 million to nonaccrual loans was the primary reason for the improvement. Loans on nonaccrual status, excluding trouble debt restructured nonaccrual loans, decreased $4.2 million and resulted in part from the $1.5 million payoff of one commercial credit, a refinance of a $1.0 million commercial relationship with the addition of a credit enhancement and guaranty, a charge-off of a $0.4 million small business line of credit and the transfer of a $0.5 million hospitality related commercial real estate loan to other real estate. Restructured loans decreased $1.2 million when comparing December 31, 2021 and 2020, respectively, due to the payoff of two unrelated commercial loans and principal payments received. Foreclosed assets comprised three properties at December 31, 2021 and we expect the one hospitality related property to be sold during the first quarter of 2022. For a further discussion of assets classified as nonperforming assets and potential problem loans, refer to the note entitled, “Loans, net and the allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

We maintain the allowance for loan losses at a level we believe adequate to absorb probable credit losses related to individually evaluated loans, as well as probable incurred losses inherent in the remainder of the loan portfolio as of the balance sheet date. The balance in the allowance for loan losses account is based on past events and current economic conditions. We employ the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement, as amended, and GAAP in assessing the adequacy of the allowance account. Under GAAP, the adequacy of the allowance account is determined based on the provisions of FASB Accounting Standards Codification (“ASC”) 310 for loans specifically identified to be individually evaluated for impairment and the requirements of FASB ASC 450, for large groups of smaller-balance homogeneous loans to be collectively evaluated for impairment.

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

For a further discussion of our accounting policies for determining the amount of the allowance and a description of the systematic analysis and procedural discipline applied, refer to the note entitled, “Summary of significant accounting policies— Allowance for loan losses,” in the Notes to Consolidated Financial Statements to this Annual Report.

The following table presents average loans and loan loss experience for the periods indicated.

December 31	2021
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$648,192	$403	0.06%
Real estate:
Commercial	1,209,639	184	0.02%
Residential	284,060	17	0.01%
Consumer	78,686	107	0.14%
Total	$2,220,577	$711	0.03%

December 31	2020
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$651,635	$2,246	0.34%
Real estate:
Commercial	1,085,237	128	0.01%
Residential	294,952	190	0.06%
Consumer	91,252	169	0.02%
Total	$2,123,076	$2,733	0.13%

December 31	2019
	Average loans	Net Charge-offs (Recoveries)	Net Charge-offs (Recoveries) to Average Loans
Commercial	$506,000	$3,245	0.64%
Real estate:
Commercial	948,673	816	0.09%
Residential	299,105	448	0.15%
Consumer	111,779	293	0.26%
Total	$1,865,557	$4,802	0.26%

The allowance for loan losses increased $1.1 million to $28.4 million at December 31, 2021, from $27.3 million at the end of 2020. The increase resulted from a provision for loan losses of $1.8 million less net loans charged-off of $0.7 million. The allowance for loan losses at December 31, 2021 continued to reflect the provisions added during 2020 from our adjustment of qualitative factors in our allowance for loan losses methodology, due to economic decline and expectation of increased credit losses from COVID-19’s adverse impact on economic and business operating conditions.

The decrease to charge-offs in 2021 is due to improved credit quality. The 2021 period includes the total charge-off of a fully allocated small-business line of credit originated in our Greater Delaware Valley market totaling $0.4 million.  During 2020, $0.9 million was charged-off related to small-business lines of credit originated in our Greater Delaware Valley market offset by $0.2 million of recoveries.

The allowance for loan losses, as a percentage of loans, net of unearned income, was 1.22 percent at the end of 2021, 1.26 percent at the end of 2020, respectively. Excluding PPP loans that do not carry an allowance for losses due to a 100 percent government guarantee, the ratio equaled 1.26 percent at December 31, 2021.

Past due loans not satisfied through repossession, foreclosure or related actions are evaluated individually to determine if all or part of the outstanding balance should be charged against the allowance for loan losses account. Any subsequent recoveries are credited to the allowance account. Net loans charged-off decreased $2.0 million to $0.7 million in 2021 from $2.7 million in 2020. Net charge-offs, as a percentage of average loans outstanding, equaled 0.03 percent in 2021 and 0.13 percent in 2020.

Allocation of the allowance for loan losses (Dollars in thousands)

The allocation of the allowance for loan losses for the past two years is summarized as follows:

	2021		2020
December 31	Amount	%	Amount	%
Specific:
Commercial	$40	0.01%	$947	0.20%
Real Estate:
Commercial	109	0.12	180	0.18
Residential	26	0.06	75	0.07
Consumer
Total specific	175	0.19	1,202	0.45
Formula:
Commercial	8,413	26.31	7,787	30.99
Real Estate:
Commercial	15,819	57.56	14,379	52.07
Residential	3,183	12.72	3,054	12.67
Consumer	793	3.22	922	3.82
Total formula	28,208	99.81	26,142	99.55
Total allowance	$28,383	100.00%	$27,344	100.00%

The allowance for loan losses account increased $1.1 million to $28.4 million at December 31, 2021, compared to $27.3 million at December 31, 2020. The specific portion of the allowance for impairment of loans individually evaluated under FASB ASC 310 decreased $1.0 million to $0.2 million at December 31, 2021, from $1.2 million at December 31, 2020 and the formula portion of the allowance for loans collectively evaluated for impairment under FASB ASC 450, increased $2.1 million to $28.2 million at December 31, 2021, from $26.1 million at December 31, 2020. The decrease in the specific portion of the allowance was a result of a decrease in measured impairment for collateral dependent loans, improved credit quality and a decrease to non-performing loans of $5.4 million. The increase in the formula portion was primarily the result of a significant increase in volume, improved credit quality and a decrease of $5.4 million of non-performing loans.

The coverage ratio, the allowance for loan losses, as a percentage of nonperforming loans, is an industry ratio used to test the ability of the allowance account to absorb potential losses arising from nonperforming loans. The coverage ratio was 634.5 percent at December 31, 2021 and 277.0 percent at December 31, 2020. We believe that our allowance was adequate to absorb probable credit losses at December 31, 2021.

Deposits:

Our deposit base is the primary source of funds to support our operations. We offer a variety of deposit products to meet the needs of our individual and commercial customers. Total deposits grew $526.3 million or 21.6 percent to $3.0 billion at the end of 2021. The increase in deposits is due to organic growth of customer relationships throughout all our markets, inflows of municipal deposits and additional deposits by our commercial and retail customers in excess of historic levels, in part to government stimulus. Total deposits include $12.5 million of brokered certificates of deposit. Noninterest-bearing deposits grew $115.3 million or 18.5 percent while interest-bearing deposits increased $411.0 million or 22.6 percent in 2021. Noninterest-bearing deposits represented 24.9 percent of total deposits while interest-bearing deposits accounted for 75.1 percent of total deposits at December 31, 2021. Comparatively, noninterest-bearing deposits and interest-bearing deposits represented 34.4 percent and 74.5 percent of total deposits at year end 2020. With regard to noninterest-bearing deposits, personal checking accounts increased $54.5 million or 19.9 percent, while commercial checking accounts increased $60.7 million or 17.4 percent. The increase in noninterest-bearing deposits is essential in attempting to keep our overall cost of funds low given the pressure on our net interest margin from the decrease in short-term market rates.

With regard to interest-bearing deposits, interest-bearing transaction accounts, which include money market accounts and NOW accounts, and savings accounts, increased $436.2 million in 2021. Commercial interest-bearing transaction accounts increased $302.8 million, while personal interest-bearing transaction accounts increased $72.8 million. Savings accounts increased $60.6 million during 2021 as customers saved a higher percentage of the government stimulus in safe liquid accounts. The strong growth in our non-maturity deposits was due to continuing our strategic initiative to grow our public fund deposits and continued organic growth in all our markets. Total time deposits decreased $25.2 million to $294.5 million at December 31, 2021 from $319.7 million at December 31, 2020. The decrease was due to depositors shifting funds to more liquid accounts and the redemption of a few large municipal accounts.

The average amount of, and the rate paid on, the major classifications of deposits for the past three years are summarized as follows:

Deposit distribution (Dollars in thousands)

	2021		2020		2019
	Average	Average	Average	Average	Average	Average
Year ended December 31	Balance	Rate	Balance	Rate	Balance	Rate
Interest-bearing:
Money market accounts	$549,169	0.36%	$432,621	0.81%	$349,668	1.31%
NOW accounts	666,885	0.33	470,701	0.58	394,494	0.75
Savings accounts	468,851	0.08	404,628	0.12	380,175	0.13
Time deposits	301,024	0.92	355,030	1.40	367,666	1.90
Total interest-bearing	1,985,929	0.37%	1,662,980	0.71%	1,492,003	1.01%
Noninterest-bearing	684,527		555,459		434,676
Total deposits	$2,670,456		$2,218,439		$1,926,679

Total deposits averaged $2.7 billion in 2021 and $2.2 billion in 2020, increasing $452.0 million or 20.4 percent comparing 2021 to 2020. Average noninterest-bearing deposits increased $129.1 million, while average interest-bearing accounts grew $322.9 million. Average interest-bearing transaction deposits, including money market and NOW, and savings accounts, increased $377.0 million while average total time deposits decreased $53.7 million when comparing 2021 and 2020.

Our cost of interest-bearing deposits decreased 34 basis points to 0.37 percent in 2021 from 0.71 percent in 2020. Specifically, the cost of money market accounts decreased 45 basis points to 0.36 percent from 0.81 percent, NOW accounts decreased 25 basis points and the cost of time deposits decreased 48 basis points to 0.92 percent comparing 2021 and 2020. The decreases to the cost of our interest-bearing deposits was the result of our initiative to reduce premium rates being paid on core deposit relationships and the reduction of stated rates across all deposit products. The reductions are directly related to the FOMC’s decision to decrease the target federal funds rate 225 basis points commencing in 2019 and ending in the first three months of 2020, first in response to economic slowdown and then due to the COVID-19 crisis. We expect our cost of funds to continue to decline as time deposits mature and reinvest into lower rates, however, expected actions by the FOMC to increase the federal funds rate may result in us increasing deposit rates.

Volatile deposits, time deposits $100 or more, averaged $172.7 million in 2021, a decrease of $27.6 million or 13.8 percent from $200.3 million in 2020. Our average cost of these funds decreased 68 basis points to 0.78 percent in 2021, from 1.46 percent in 2020. This type of funding is susceptible to withdrawal by the depositor as they are particularly price sensitive and are therefore not considered to be a strong source of liquidity.

At December 31, 2021 and 2020, the Corporation had $1.2 billion and $884.6 million, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2021 and 2020, the Corporation had $88.3 million and $95.8 million, respectively, in time deposits in excess of $250,000 maturing disclosed in the table below. Brokered deposits in the amount of $12.5 million at December 31, 2021 and $25.0 million at December 31, 2020 are not included in time deposits more than $250,000.

December 31	2021	2020
Within three months	$29,579	$21,783
After three months but within six months	25,453	31,010
After six months but within twelve months	19,462	29,258
After twelve months	13,801	13,701
Total	$88,295	$95,752

In addition to deposit gathering, we have a secondary source of liquidity through existing credit arrangements with the FHLB-Pgh. As deposit balances grew during 2021 due to government stimulus and increases in commercial and municipal accounts, short-term borrowings with the FHLB were paid down. At year end 2021, we maintained a high on-balance sheet liquidity position and expect limited utilization of the credit facility during 2022. For a further discussion of our borrowings and their terms, refer to the notes entitled, “Short-term borrowings” and “Long-term debt,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Subordinated Debt:

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest is payable semi-annually in arrears on June 1 and December 1 of each year for the first five years after issuance and will be payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

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

The FOMC kept the federal funds rate at the targeted range of 0.00 to 0.25 percent throughout all of 2021 due to uncertainty of the pandemic and its effect on the economy. The timing and the magnitude of future monetary policy actions that will impact the current interest rate environment are uncertain, however, the FOMC is expected to begin to increase the federal funds rate in 2022 to combat inflation. Given these conditions, IRR and the ability to effectively manage it, are extremely critical to both bank management and regulators. The FFIEC through its advisory guidance reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing and internal controls related to the IRR exposure of depository institutions. According to the advisory, the bank regulators believe that the current financial market and economic conditions present significant risk management challenges to all financial institutions. Although the bank regulators recognize that some degree of IRR is inherent in banking, they expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposure. The advisory states that the adequacy and effectiveness of an institution’s IRR management process and the level of IRR exposure are critical factors in the bank regulators’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy. Material weaknesses in risk management processes or high levels of IRR exposure relative to capital will require corrective action. We believe our risk management practices with regard to IRR were suitable and adequate given the level of IRR exposure at December 31, 2021.

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

Interest rate sensitivity (Dollars in thousands)

		Due after	Due after
		three months	one year
	Due within	but within	but within	Due after
December 31, 2021	three months	twelve months	five years	five years	Total
Rate-sensitive assets:
Interest-bearing deposits in other banks	$7,093				$7,093
Federal funds sold	242,425				242,425
Investment securities	17,023	$37,137	$267,858	$266,656	588,674
Total loans	676,204	349,643	963,675	339,650	2,329,172
Loans held for sale	408				408
Total rate-sensitive assets	$943,153	$386,780	$1,231,533	$606,306	$3,167,772
Rate-sensitive liabilities:
Money market accounts	$588,245				$588,245
NOW accounts	361,059		$490,027		851,086
Savings accounts			491,796		491,796
Time deposits less than $100 thousand	12,786	$29,824	51,672	$7,596	101,878
Time deposits $100 thousand or more	49,489	104,008	35,250	3,889	192,636
Short-term borrowings
Long-term debt	569	1,746	396		2,711
Subordinated debt			33,000		33,000
Total rate-sensitive liabilities	$1,012,148	$135,578	$1,102,141	$11,485	$2,261,352
Rate-sensitivity gap:
Period	$(68,995)	$251,202	$129,392	$594,821
Cumulative	$(68,995)	$182,207	$311,599	$906,420
RSA/RSL ratio:
Period	0.93	2.85	1.12	52.79
Cumulative	0.93	1.16	1.14	1.40	1.40

At December 31, 2021, we had cumulative one-year RSA/RSL ratio of 1.16, a positive gap. At December 31, 2020, we had cumulative one-year RSA/RSL of 1.39, a positive gap. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and the expected action of the FOMC to begin to increase the federal funds rate during the first quarter of 2022, we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced IRR position in order to safeguard future earnings during historical low-rate environment and from potential risk to falling interest rates. During 2021 ALCO took steps to reduce our positive gap position and guard against rates unchanged or down through the origination of fixed rate loans and the investment in longer term, fixed rate investment securities. Additionally, an initiative to reduce funding costs was executed to mitigate the adverse impact to net interest income from the low rates. ALCO will continue to focus efforts on strategies in 2022 in an attempt to maintain a positive gap position between RSA and RSL. However, these forward-looking statements are qualified in the aforementioned section entitled “Forward-Looking Discussion” in this Management’s Discussion and Analysis.

The change in our cumulative one-year ratio from the previous year-end resulted from a $25.7 million or 1.9 percent decrease in RSA offset by a $170.5 million or 17.5 percent increase in RSL maturing or repricing within one year. The decrease in RSA resulted primarily from a $64.0 million decrease in total loans, net of unearned income, resulting from an increase in commercial lending, which involves loans with longer-term adjustable rates.

With respect to the $170.5 million increase in RSL maturing or repricing within a twelve month time horizon, non-maturity deposits increased $250.8 million due to customers seeking liquid accounts and saving at a higher percentage due to the economic uncertainty of the pandemic. The growth in deposits resulted in lower short-term borrowings of $50.0 million. Time deposits also declined when comparing year end 2021 to 2020 as a number of large accounts matured and customers sought more liquid alternatives.

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

We utilize a simulation model to address the failure of the static gap model to address the dynamic changes in the balance sheet composition or prevailing interest rates and to enhance our asset/liability management. This model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2022, would increase at 2.0 percent from model results using current interest rates.

We will continue to monitor our IRR position in 2022 and anticipate employing deposit and loan pricing strategies and directing the reinvestment of loan and investment payments and prepayments in order to maintain our target IRR position.

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

Historically, core deposits have been our primary source of liquidity because of their stability and lower cost, in general, than other types of funding. Providing additional sources of funds are loan and investment payments and prepayments and the ability to sell both available-for-sale securities and mortgage loans held for sale. As a final source of liquidity, we have available borrowing arrangements with various financial intermediaries, including the FHLB-Pgh. At December 31, 2021, our maximum borrowing capacity with the FHLB-Pgh was $896.1 million of which $2.7 million was outstanding in borrowings and $373.0 million outstanding in the form of irrevocable standby letters of credit. We believe our liquidity is adequate to meet both present and future financial obligations and commitments on a timely basis.

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

We have increased our borrowing capacity at the Federal Reserve by establishing a borrower-in-custody of collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB-Pgh, as collateral for borrowings at the Federal Reserve. At December 31, 2021 our borrowing capacity at the Federal Reserve related to this program was $147.9 million and there were no amounts outstanding.

Based on our liquidity position at December 31, 2021, we do not anticipate the need to utilize any of these sources in the near term.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to illustrate our reliance on noncore funds to fund our investments and loans maturing after 2021. At December 31, 2021, our noncore funds consisted of time deposits in denominations of $100 thousand or more, short-term borrowings, and long-term and subordinated debt. Large denomination time deposits are particularly not considered to be a strong source of liquidity since they are very interest rate sensitive and are considered to be highly volatile. At December 31, 2021, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was negative 3.0 percent. Our net short-term noncore funding dependence ratio, noncore funds maturing within one year, less short-term investments to long-term assets equaled negative 5.6 percent due to our short-term investments being greater than the non-core funding. Comparatively, our ratios equaled 2.8 percent and negative 1.3 percent at the end of 2020, which indicates a significant decrease in our reliance on noncore funds in 2021. Moreover, our basic liquidity surplus ratio, defined as liquid assets less short-term potentially volatile liabilities as a percentage of total assets, increased to 14.6 percent at December 31, 2021, from 8.7 percent at December 31, 2020. We believe that by supplying adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, we can ensure adequate liquidity to support future growth.

The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents consist of cash on hand, cash items in the process of collection, noninterest-bearing and interest-bearing deposits with other banks and federal funds sold. Cash and cash equivalents increased $51.7 million for the year ended December 31, 2021. For the year ended December 31, 2020, cash and cash equivalents increased $197.0 million. During 2021, cash provided by operating and financing activities more than offset cash used in investing activities.

 Operating activities provided net cash of $40.8 million in 2021 and $37.2 million in 2020. Net income, adjusted for the effects of noncash expenses such as depreciation, amortization and accretion of tangible and intangible assets and investment securities, and the provision for loan losses, is the primary source of funds from operations.

Net cash provided by financing activities equaled $451.1 million in 2021. Net cash provided by financing activities was $361.1 million in 2020. Deposit gathering, which is our predominant financing activity, increased in both 2021 and 2020. Deposit gathering provided a net cash inflow in 2021 of $526.3 million and $465.6 million in 2020. Short-term borrowings decreased net cash by $50.0 million in 2021 and by $102.2 million in 2020. Deposit gathering in 2021 was also partially offset by a $12.1 million net decrease in long-term debt as well as cash dividends paid of $10.8 million. In 2020, deposit gathering and the issuance of $33.0 million of subordinated debt was partially offset by a net $18.0 million repayment of long-term debt and cash dividends paid of $10.5 million.

Our primary investing activities involve transactions related to our investment and loan portfolios. Net cash used in investing activities totaled $440.1 million and $201.2 million in 2021 and 2020, respectively. Net cash used in lending activities was $152.0 million in 2021, a decrease from $241.3 million in 2020. Activities related to our investment portfolio used net cash of $298.2 million in 2020 and provided net cash of $43.0 million in 2020.

We anticipate maintaining a relatively stable liquidity position in 2022. Our continued growth in the expanding Lehigh Valley and King of Prussia markets coupled with our maturing Lebanon County office and new offices in the Greater Pittsburgh market and Central New Jersey is expected to produce strong loan demand throughout 2022. We expect to fund such demand through deposit gathering initiatives, payments and prepayments on loans and investments and advances from the FHLB. However, we cannot predict the economic climate or the savings habits of consumers. Should economic conditions improve, deposit gathering may be negatively impacted as depositors seek alternative investments or increase spending. Regardless of economic conditions and stock market fluctuations, we believe that through constant monitoring and adherence to our liquidity plan, we will have the means to provide adequate cash to fund our normal operations in 2022.

Cash Requirements:

The Company has cash requirements for various financial obligations, including contractual obligations and commitments that require cash payments. The most significant contractual obligation, in both the under and over one-year time period, is for the Bank to repay time deposits. The Company anticipates meeting these obligations by utilizing on-balance sheet liquidity and continuing to provide convenient depository and cash management services through its branch network, thereby replacing these contractual obligations with similar fund sources at rates that are competitive in our market. The Company may also use borrowings and brokered deposits to meet its obligations.

Commitments to extend credit are the Company's most significant commitment in both the under and over one-year time periods. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

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

 Bank regulatory agencies consider capital to be a significant factor in ensuring the safety of a depositor’s accounts. These agencies have adopted minimum capital adequacy requirements that include mandatory and discretionary supervisory actions for noncompliance. Our and Peoples Bank’s risk-based capital ratios are strong and have consistently exceeded the minimum regulatory capital ratios required for adequately capitalized institutions. Our ratio of Tier 1 capital to risk-weighted assets and off-balance sheet items was 12.3 percent and 12.2 percent at December 31, 2021 and 2020, respectively. Our Total capital ratio was 13.6 percent and 15.1 percent at December 31, 2021 and 2020, respectively. Our and Peoples Bank’s common equity Tier I capital to risk-weighted assets ratios were 12.3 percent and 13.8 percent at December 31, 2021 and 12.2 percent and 13.7 percent at December 31, 2020. Our Leverage ratio, which equaled 9.2 percent at December 31, 2021 and 9.3 percent at December 31, 2020, exceeded the minimum of 4.0 percent for capital adequacy purposes. Peoples Bank reported Tier 1 capital, Total capital and Leverage ratios of 13.8 percent, 15.0 percent and 9.6 percent at December 31, 2021, and 13.7 percent, 15.0 percent and 10.1 percent at December 31, 2020. Based on the most recent notification from the FDIC, Peoples Bank was categorized as well capitalized at December 31, 2021. There are no conditions or events since this notification that we believe have changed Peoples Bank’s category. For a further discussion of these risk-based capital standards and supervisory actions for noncompliance, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements to this Annual Report.

Stockholders’ equity was $340.1 million or $47.44 per share at December 31, 2021, and $316.9 million or $43.92 per share at December 31, 2020. Stockholders’ equity grew $23.2 million in 2021 as net income offset an increase in accumulated other comprehensive loss, the payment of dividends and the Company’s repurchase of its shares.

We declared dividends of $1.50 per share in 2021, $1.44 per share in 2020, and $1.37 per share in 2019. The dividend payout ratio, dividends declared as a percent of net income, equaled 24.9 percent in 2021, 35.8 percent in 2020 and 39.4 percent in 2019. Our board of directors intends to continue paying cash dividends in the future and has declared a cash dividend in the first quarter of 2022 of $0.39 per share. Our ability to declare and pay dividends in the future is based on our operating results, financial and economic conditions, capital and growth objectives, dividend restrictions and other relevant factors. We rely on dividends received from our subsidiary, Peoples Bank, for payment of dividends to stockholders. Peoples Bank’s ability to pay dividends is subject to federal and state regulations. For a further discussion on our ability to declare and pay dividends in the future and dividend restrictions, refer to the note entitled, “Regulatory matters,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Since 2014, our Board of Directors has adopted various common stock repurchase plans whereby we were authorized to repurchase shares of our outstanding common stock through open market purchases. During 2021 we repurchased and retired 54,285 shares for $2.4 million under the then current plan. We purchased and retired 181,417 shares for $6.9 million during 2020 and purchased and retired 14,428 shares for $0.6 million during 2019.

Review of Financial Performance:

Net income for the twelve months ended December 31, 2021, totaled $43.5 million or $6.02 per diluted share, a 50.5% increase when compared to $29.4 million or $4.00 per diluted share for the comparable period of 2020.  The increase in earnings for 2021 is the product of the previously disclosed $9.6 after-tax gain on the sale of our Visa Class B shares, a decrease to our provision for loan losses of $5.6 million, primarily due to an adjustment in the year ago period to the economic qualitative factors included in our allowance for loan losses methodology relating to the impact of COVID-19, and an increase to pre-provision net interest income of $4.8 million due primarily from lower deposit costs.  Partially offsetting the increase were a higher income tax provision of $5.2 million. Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.41 percent and 13.34 percent for the year ended December 31, 2021. ROAA was 1.09 percent and ROAE was 9.48 percent for the year ended December 31, 2020.

Tax-equivalent net interest income, a non-GAAP measure, was $86.1 million in 2021 and $81.1 million in 2020. Our net interest margin equaled 2.99 percent in 2021 and 3.25 percent in 2020. Noninterest income, including the pre-tax gain of $12.2 million from the sale of Visa Class B shares, totaled $25.6 million 2021 and $16.6 million in 2020. Noninterest expense was $55.6 million for the year ended December 31, 2021 compared to $54.9 million for the year ended December 31, 2020. Our productivity is measured by the operating efficiency ratio, a non-GAAP measure, defined as noninterest expense less amortization of intangible assets divided by the total of tax-equivalent net interest income and noninterest income. Our operating efficiency ratio was 55.3 percent in 2021 and 56.0 percent in 2020.

Visa Class B Common Stock Sale

On October 8, 2021, Peoples Bank agreed to sell 44,982 shares of the Class B common stock of Visa Inc. for a purchase price of $12.2 million. The shares had no carrying value on the Bank’s balance sheet and, as the Bank had no historical cost basis in the shares, the entire purchase is realized as a pretax gain. The transaction had a positive impact on the Bank’s regulatory capital, which is being used for capital management and to support the Company’s organic growth.

The Bank received 73,333 Class B shares of Visa Inc. as part of its membership interest in March 2008, and 28,351 shares were redeemed in connection with Visa’s initial public offering in 2008. The sale of the remaining 44,982 Class B shares settled in October, 2021 and is included in our 2021 fourth-quarter and year-end results as an after-tax gain of $9.6 million.

Non-GAAP Financial Measures (Dollars in thousands)

The following are non-GAAP financial measures, which provide useful insight to the reader of the consolidated financial statements, but should be supplemental to GAAP used to prepare Peoples’ financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (“FTE”) adjustment was 21% for 2021, 2020, and 2019.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the years ended 2021, 2020 and 2019:

Year ended December 31	2021	2020	2019
Interest income (GAAP)	$94,057	$94,125	$93,381
Adjustment to FTE	1,512	1,306	1,644
Interest income adjusted to FTE (non-GAAP)	95,569	95,431	95,025
Interest expense	9,422	14,324	17,868
Net interest income adjusted to FTE (non-GAAP)	$86,147	$81,107	$77,157

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the years ended 2021, 2020, and 2019:

Year ended December 31	2021	2020	2019
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$55,004	$54,868	$55,642
Less: amortization of intangible assets expense	491	606	730
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	54,513	54,262	54,912

Net interest income (GAAP)	84,635	79,801	75,513
Plus: taxable equivalent adjustment	1,512	1,306	1,644
Noninterest income (GAAP)	25,636	16,642	15,120
Less: net gains (losses) on equity securities	2	(6)
Less: net gains on sale of assets		918	23
Less: Gain on sale of Visa Class B shares	12,153
Net interest income (FTE) plus noninterest income (non-GAAP)	$99,628	$96,837	$92,254

Efficiency ratio (non-GAAP)	54.7%	56.0%	59.6%

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

Net interest income changes due to rate and volume (Dollars in thousands)

	2021 vs 2020			2020 vs 2019
	Increase (decrease)			Increase (decrease)
	attributable to			attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(1,189)	$(3,860)	$2,671	$1,195	$(10,883)	$12,078
Tax-exempt	280	(830)	1,110	(725)	(187)	(538)
Investments:
Taxable	115	(1,153)	1,268	904	(111)	1,015
Tax-exempt	700	(407)	1,107	(886)	203	(1,089)
Interest-bearing deposits	(31)	(20)	(11)	(26)	(98)	72
Federal funds sold	264	21	243	(56)	(216)	160
Total interest income	139	(6,249)	6,388	406	(11,292)	11,698
Interest expense:
Money market accounts	(1,550)	(2,324)	774	(1,073)	(2,001)	928
NOW accounts	(539)	(1,439)	900	(200)	(710)	510
Savings accounts	(122)	(193)	71	8	(23)	31
Time deposits less than $100	(650)	(327)	(323)	71	(174)	245
Time deposits $100 or more	(1,568)	(1,210)	(358)	(2,062)	(1,468)	(594)
Short-term borrowings	(770)	(270)	(500)	(794)	(1,220)	426
Long-term debt	(442)	337	(779)	(529)	(366)	(163)
Subordinated debt	739	433	306	1,035		1,035
Total interest expense	(4,902)	(4,993)	91	(3,544)	(5,962)	2,418
Net interest income - non-GAAP	$5,041	$(1,256)	$6,297	$3,950	$(5,330)	$9,280

Tax-equivalent net interest income, a non-GAAP measure, was $86.1 million in 2021 and $81.1 million in 2020. Interest and net fees earned on the PPP loans totaled $7.1 million in 2021. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $6.3 million. A rate variance resulted in a decrease in net interest income of $1.3 million as assets repriced quicker than liabilities.

Average earning assets increased $382.0 million to $2.9 billion in 2021 from $2.5 billion in 2020 and accounted for a $6.4 million increase in interest income. Average loans, net increased $97.5 million, which caused interest income to increase $3.8 million. Average taxable investments increased $65.0 million comparing 2021 and 2020, which resulted in increased interest income of $1.3 million while average tax-exempt investments increased $32.5 million, which resulted in an increase to interest income of $1.1 million.

Average interest-bearing liabilities grew $322.9 million to $2.0 billion in 2021 from $1.8 billion in 2020 resulting in a net increase in interest expense of $1.1 million. Large denomination time deposits averaged $27.5 million less in 2021 and caused interest expense to decrease $0.4 million. A decrease of $26.5 million in average time deposits less than $100 thousand decreased interest expense by $0.3 million. In addition, interest-bearing transaction accounts, including money market, NOW and savings accounts grew $377.0 million, which in aggregate caused a $1.7 million increase in interest expense. Short-term borrowings averaged $69.7 million less and decreased interest expense $0.5 million while long-term debt averaged $30.6 million less and decreased interest expense by $0.8 million comparing 2021 and 2020. The issuance of $33.0 million of subordinated debt during June 2020 caused interest expense to increase $0.3 million for the full year 2021.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 50 basis points while there was a 33 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $1.3 million comparing 2021 and 2020. The tax-equivalent yield on earning assets was 3.32 percent in 2021 compared to 3.82 percent in 2020 resulting in a decrease in interest income of $6.2 million. With the tax-equivalent yield on the investment portfolio decreasing 42 basis points to 1.94 percent in 2021 from 2.36 percent in 2020, interest income decreased $1.6 million. The tax-equivalent yield on the loan portfolio decreased 22 basis points to 3.94 percent in 2021 from 4.16 percent in 2020 and resulted in a decrease to interest income of $4.7 million.

A favorable rate variance was experienced in the cost of funds. We experienced decreases in the rates paid on all major categories of interest-bearing liabilities. Specifically, the cost of non-maturity deposit accounts decreased 25 basis points comparing 2021 and 2020. These decreases resulted in a decrease in interest expense of $4.0 million. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 23 basis points while time deposits $100 thousand or more decreased 68 basis points, which together resulted in a $1.5 million decrease in interest expense. The average rate paid on short-term borrowings decreased 45 basis points in 2021 when compared to 2020, causing a $0.3 million decrease in interest expense. Interest expense increased $0.3 million from a 145 basis point increase in the average rate paid on long-term debt.

The average balances of assets and liabilities, corresponding interest income and expense and resulting average yields or rates paid are summarized as follows. Averages for earning assets include nonaccrual loans. Investment averages include available-for-sale securities at amortized cost. Income on investment securities and loans is adjusted to a tax-equivalent basis, a non-GAAP measure, using the prevailing federal statutory tax rate of 21.0 percent in 2021, 2020 and 2019.

 Summary of net interest income (Dollars in thousands)

	2021			2020
			Average			Average
	Average	Interest Income/	Interest	Average	Interest Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,063,168	$82,493	4.00%	$1,998,178	$83,683	4.19%
Tax-exempt	157,409	5,009	3.18	124,898	4,729	3.79
Investments:
Taxable	313,319	5,538	1.77	248,059	5,423	2.19
Tax-exempt	85,200	2,191	2.57	44,607	1,491	3.34
Interest-bearing deposits	11,123	8	0.07	17,288	39	0.23
Federal funds sold	246,891	330	0.13	62,072	66	0.11
Total interest earning assets	2,877,110	95,569	3.32%	2,495,102	95,431	3.82%
Less: allowance for loan losses	27,209			25,848
Other assets	227,293			227,695
Total assets	$3,077,194			$2,696,949
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$549,169	1,960	0.36%	$432,621	3,510	0.81%
NOW accounts	666,885	2,202	0.33	470,701	2,741	0.58
Savings accounts	468,851	382	0.08	404,628	504	0.12
Time deposits less than $100	128,313	1,416	1.10	154,772	2,066	1.33
Time deposits $100 or more	172,711	1,350	0.78	200,258	2,918	1.46
Short-term borrowings	13,973	78	0.56	83,716	848	1.01
Long-term debt	7,948	260	3.27	38,560	702	1.82
Subordinated debt	33,000	1,774	5.38	19,295	1,035	5.36
Total interest-bearing liabilities	2,040,850	9,422	0.46%	1,804,551	14,324	0.79%
Noninterest-bearing deposits	684,527			555,459
Other liabilities	25,704			27,389
Stockholders’ equity	326,113			309,550
Total liabilities and stockholders’ equity	$3,077,194			$2,696,949
Net interest income/spread (non-GAAP)		$86,147	2.86%		$81,107	3.03%
Net interest margin			2.99%			3.25%
Tax-equivalent adjustments:
Loans		$1,052			$993
Investments		460			313
Total adjustments		$1,512			$1,306

Note: Average balances were calculated using average daily balances. Interest income on loans includes fees of $5,933 in 2021, $3,833 in 2020 and $1,622 in 2019. The increase in 2020 is primarily due to net fees from PPP loans.

	2019
			Average
	Average	Interest Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$1,726,582	$82,488	4.78%
Tax-exempt	138,975	5,454	3.92
Investments:
Taxable	201,743	4,519	2.24
Tax-exempt	77,693	2,377	3.06
Interest-bearing deposits	3,493	65	1.86
Federal funds sold	6,023	122	2.03
Total interest earning assets	2,154,509	95,025	4.41%
Less: allowance for loan losses	22,145
Other assets	212,989
Total assets	$2,345,353
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$349,668	4,583	1.31%
NOW accounts	394,494	2,941	0.75
Savings accounts	380,175	496	0.13
Time deposits less than $100	137,059	1,995	1.46
Time deposits $100 or more	230,607	4,980	2.16
Short-term borrowings	62,941	1,642	2.61
Long-term debt	45,253	1,231	2.72
Total interest-bearing liabilities	1,600,197	17,868	1.12%
Noninterest-bearing deposits	434,676
Other liabilities	20,290
Stockholders’ equity	290,190
Total liabilities and stockholders’ equity	$2,345,353
Net interest income/spread		$77,157	3.29%
Net interest margin (non-GAAP)			3.58%
Tax-equivalent adjustments:
Loans		$1,145
Investments		499
Total adjustments		$1,644

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volume of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We make monthly provisions to the allowance for loan losses account in order to maintain the allowance at an appropriate level. The provision for loan losses equaled $1.8 million in 2021 and $7.4 million in 2020. The lower provision in the twelve month period ended December 31, 2021 is due to improved credit quality and the resulting reversal of the COVID-19 related asset quality qualitative factor adjustment made in the year ago period in our allowance for loan losses methodology.  The higher provision in the year ago period reflected changes made to the qualitative factors related to economic and credit quality declines resulting from the onset of the coronavirus pandemic and its uncertain economic impact. Based on our most recent evaluation at December 31, 2021, we believe that the allowance was adequate to absorb any known or potential losses in our portfolio as of such date.

Noninterest Income:

Our noninterest income for 2021 was $25.6 million compared with $16.6 million for the year ago period, an increase of $9.0 million.  Excluding the sale of the Visa Class B shares, noninterest income decreased $3.2 million or 19.0% due in part to lower revenue generated from commercial loan interest rate swap transactions of $1.6 million as the number of transactions decreased due to unfavorable market rates. Mortgage banking revenue decreased $0.6 million in the current period from lower volumes of mortgages sold into the secondary market.  The year ago period included a net gain of $0.9 million from the sale of available-for-sale securities.  Service charges, fees, commissions and other are lower in 2021 by $0.6 million due to a bank owned life insurance benefit of $0.6 million accrued in the year ago period and a lower Federal Home Loan Bank dividend, partially offset by an increase to our debit card interchange revenue.  Wealth management revenue increased $0.3 million in 2021 due to a higher number of transactions and commissions while fees on fiduciary activities increased $0.1 million due primarily to market appreciation.

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

The major components of noninterest expense for the past three years are summarized as follows:

Noninterest expense (Dollars in thousands)

Year ended December 31	2021	2020	2019
Salaries and employee benefits expense:
Salaries and payroll taxes	$25,176	$24,912	$25,930
Employee benefits	4,560	5,223	5,444
Salaries and employee benefits expense	29,736	30,135	31,374
Occupancy and equipment expenses:
Occupancy expense	6,211	6,230	5,460
Equipment expense	6,637	6,610	6,451
Occupancy and equipment expenses	12,848	12,840	11,911
Other expenses:
FDIC insurance and assessments	1,117	873	651
Professional fees and outside services	2,137	2,091	1,758
Other taxes	1,336	990	968
Stationery and supplies	910	697	753
Advertising	575	463	873
Amortization of intangible assets	491	606	730
Donations	1,435	1,357	1,441
Other	4,419	4,816	5,183
Other expenses	12,420	11,893	12,357
Total noninterest expense	$55,004	$54,868	$55,642

Salaries and employee benefits expense constitute the majority of our noninterest expenses accounting for 54.1 percent of the total noninterest expense. Salaries and employee benefits expense decreased $0.4 million or 1.3 percent to $29.7 million in 2021 from $30.1 million in 2020. Salaries and payroll taxes increased $0.3 million or 1.1 percent and employee benefits expense decreased $0.7 million or 12.7 percent. The higher salary expense in 2021 was due to increases resulting from annual performance-based salary adjustments and additional lending professionals in our expansion markets, partially offset by higher deferred loan origination cost benefit of $1.4 million due to our origination of PPP loans in 2021. Employee benefits expense was lower due to lower health insurance costs and lower pension expense.

Occupancy and equipment expense was relatively flat when comparing 2021 to 2020. Occupancy expenses were slightly higher due to costs in operating our two newest branches which opened in the fourth quarter. Equipment related expense included a decrease to depreciation expense which offset higher information technology expenses related to our mobile/digital banking solution. We do expect occupancy and equipment expense to increase in 2022 due to a full years’ operation of our two newest branch offices and our mobile/digital banking solution.

Other expenses, which consist of merchant transaction expense, FDIC insurance and assessments, professional fees and outside services, other taxes, stationary and supplies, advertising, amortization of intangible assets and all other expenses were $12.4 million in 2021 and $11.9 million in 2020. FDIC insurance and assessments was higher by $0.2 million or 27.9 percent due to the remaining FDIC small bank assessment credit recognized in the first quarter of 2020. Other taxes increased $0.3 million due to higher Pennsylvania shares tax due to an increase in Peoples Bank stockholder equity. Advertising expenses increased $0.1 million. The increase in stationery and supplies expenses of $0.2 million is offset by lower other expenses as postage related costs were re-classified.

Income Taxes:

Our income tax expense was $10.0 million and our effective tax rate was 18.7 percent for the year ended December 31, 2021, an increase from income tax expense of $4.8 million and an effective tax rate of 14.1 percent for the year ended December 31, 2020. The increases in 2021 were due to higher pre-tax income of $19.3 million, in part due to the sale of our Visa Class B shares, the inclusion of a $0.6 million deferred tax adjustment related to prior periods and the Company’s frozen pension plan and $0.5 million for New Jersey income tax related to our opening a branch office in New Jersey. We utilize loans and investments of tax-exempt organizations to mitigate our tax burden, as interest revenue from these sources is not taxable by the federal government. The tax benefit of tax-exempt income was 2.3% of pre-tax income in 2021 as compared to a 3.0% benefit in 2020.

The effective tax rate in 2021 and 2020 was also influenced by the recognition of investment tax credits related to our limited partnership investments in elderly and low- to- moderate-income residential housing programs which allow us to mitigate our tax burden. By utilizing these credits, we reduced our income tax expense by $1.1 million in both 2021 and 2020. We anticipate investment tax credits from these investments to be $0.9 million in 2022. Over the next five years, we will recognize aggregate tax credits from our investments in these projects of $2.3 million.

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

The rate cuts in March marked the fourth and fifth cut in the overnight rate in the most recent monetary easing cycle, which began in July 2019 after the most recent high for the target range for federal funds of 2.25% to 2.50% which was in December 2018. Overall inflation lags below the FOMC’s long-term desired 2% level for items other than food and energy. The consumer price index (“CPI”) registered 1.6% for the 12 months ended December 31, 2020, down from 1.7% for the 12 months ended September 30, 2020 but higher than the 1.2% reading for the 12 months ended June 30, 2020. The all items index increased 1.4% for the 12 months ending December 31, 2020, level from the 1.4% registered for the 12 months ending September 30, 2020 and up from the reading for the 12 months ending June 30, 2020 which was 0.6%. As the U.S. economy rebounded from the initial slowdown in the second quarter of 2020 that was brought on by the nationwide shutdown, Gross domestic product (“GDP”), the value of all goods and services produced in the nation, grew in the fourth quarter at a 2.1% annualized rate, in line with consensus forecasts, which followed a third quarter 2020 reading of a 33.4% annualized rate, better than the consensus forecast of 32.0% for the quarter. Personal consumption increased by 1.7% during the fourth quarter.

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

National, Pennsylvania, New York and our market area’s non-seasonally-adjusted annual unemployment rates in 2020 and 2019, are summarized as follows:

	2020	2019
United States	8.1%	3.7%
New York	10.0	4.0
Pennsylvania	9.1	4.1
Broome County	8.3	4.6
Bucks County	8.4	3.6
Lackawanna County	9.9	4.6
Lebanon County	7.9
Lehigh County	9.5	4.3
Luzerne County	11.2	5.4
Monroe County	11.6	5.1
Montgomery County	7.8	3.3
Northampton County	9.0	4.2
Schuylkill County	9.3	5.1
Susquehanna County	7.5	4.1
Wayne County	9.5	4.4
Wyoming County	8.7%	4.6%

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

Asset Quality:

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

Net Interest Income:

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

Noninterest Income:

Our noninterest income increased $1.5 million or 10.1 percent to $16.6 million in 2020 from $15.1 million in 2019. The increase in 2020 was driven primarily by higher mortgage banking revenue of $1.0 million due to increased refinance activity from low market rates which resulted in higher volume of loans sold into the secondary market. We also realized a $0.9 million net gain on the sale of investment securities in 2020 while the 2019 results included gains of $0.2 million. Commercial loan interest rate swap revenue was higher by $0.5 million due to an increased number and volume of transactions during 2020 compared to 2019. Service charges, fees and commissions decreased $0.4 million due to lower service charges on consumer and commercial deposit accounts of $0.8 million from a noticeable reduction in transaction volumes related to COVID-19. Bank owned life insurance (“BOLI”) death benefit proceeds included in service charges, fees and commissions for 2020 totaling $0.6 million partially offset the reduction. Merchant revenue declined $0.1 million or 15.3% and wealth management revenue declined $0.2 million or 15.9% due to lower transaction volumes in part to COVID-19.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2021 and December 31, 2020, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

Model results at December 31, 2021 indicated a significantly higher starting level of net interest income (“NII”) compared to the December 31, 2020 model as balance sheet growth and reductions to interest bearing liability costs during 2021 more than offset the balance sheet spread contraction of 9 basis points.  As the model simulation progresses the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the recent bond market sell-off.  Our interest rate risk position continues to exhibit a benefit to rising interest rates throughout the simulations while a sustained falling rate environment presents the greatest potential exposure to earnings. This position at December 31, 2021 is slightly less asset-sensitive than the simulation at December 31, 2020 indicated.

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

The FOMC maintained the federal funds target in a range of 0 to 25 basis points during 2021 due in part to economic uncertainty during the on-going pandemic.  However, the FOMC’s most recent statement strongly signals that rate increases will commence in 2022 to combat inflation, and no final decision on the pace of the tightening had been made.  Given the Company’s current asset/liability position, higher market interest rates may have a positive impact on our earning asset yields and variable-rate loans indexed to prime, LIBOR or other market rates.

The projected impact of instantaneous changes in interest rates on our net interest income and economic value of equity at December 31, 2021, based on our simulation model, is summarized as follows:

	December 31, 2021
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	9.8	(20.0)	(6.3)	(40.0)
+300	7.2	(20.0)	(4.4)	(30.0)
+200	4.4	(10.0)	(2.7)	(20.0)
+100	2.0	(10.0)	0.2	(10.0)
Static
-100	(4.1)	(10.0)	(19.3)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending December 31, 2021, would increase at 2.0 percent from model results using current interest rates. The economic value of equity result in the down 100 basis point scenario is due to a negative carrying value calculated for the above market rate non-maturity deposits which distorts the metric. Additional disclosures about market risk are included in Part II, Item 7 of this Annual Report, under the heading “Market Risk Sensitivity,” and are incorporated into this Item 7A by reference.

The Company has certain loans and derivative instruments whose interest rate is indexed to the London Inter Bank Offered Rate (“LIBOR”). The LIBOR index will be discontinued for U.S. Dollar settings effective June 30, 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Funding Rate ("SOFR") replace USD-LIBOR. ARRC has proposed that the transition to SOFR from USD-LIBOR take place by the end of 2021. The Company has contracts that are indexed to USD-LIBOR. Industry organizations are currently working on the transition plan. The Company has formed a LIBOR transition team which is currently monitoring this activity.  The Company has begun transitioning LIBOR-indexed loans to alternative indexes, including prime and Term SOFR, and adjusting the spread to maintain the overall yield.

Item 8.Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Peoples Financial Services Corp. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Peoples Financial Services Corp. and Subsidiaries (Company) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Component Qualitative Factors

As discussed in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount, which, in management’s judgment, will be adequate to absorb losses in the loan portfolio. The Company’s allowance for loan losses was $28.4 million at December 31, 2021 and consists of specific and general components of $175 thousand and $28.2 million, respectively. Management develops the general component based on historical loan loss experience adjusted for qualitative factors not reflected in the historical loss experience. Historical loss ratios are measured on a rolling twelve-quarter basis for all loans. The qualitative factors used by the Company include factors such as national and local economic conditions, levels of and trends in classified loans, delinquency rates and nonaccrual loans, trends in volumes and terms of loans, changes in lending policies, lending personnel, and collateral, as well as concentrations in loan types, industry, and geography. The adjustments for qualitative factors require a significant amount of judgment by management and involve a high degree of estimation uncertainty.

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

Wilkes-Barre, Pennsylvania

March 16, 2022

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

December 31	2021	2020
Assets:
Cash and cash equivalents
Cash and due from banks	$30,415	$29,287
Interest-bearing deposits in other banks	7,093	15,905
Federal funds sold	242,425	183,000
Total cash and cash equivalents	279,933	228,192

Investment securities:
Available-for-sale	517,321	295,911
Equity investments carried at fair value	140	138
Held-to-maturity: Fair value December 31, 2021, $70,446; December 31, 2020, $7,513	71,213	7,225
Total investment securities	588,674	303,274
Loans	2,329,173	2,177,982
Less: allowance for loan losses	28,383	27,344
Net loans	2,300,790	2,150,638
Loans held for sale	408	837
Premises and equipment, net	51,502	47,045
Accrued interest receivable	8,528	8,255
Goodwill	63,370	63,370
Intangible assets, net	468	960
Bank owned life insurance	42,754	42,316
Other assets	33,056	38,915
Total assets	$3,369,483	$2,883,802

Liabilities:
Deposits:
Noninterest-bearing	$737,756	$622,475
Interest-bearing	2,225,641	1,814,638
Total deposits	2,963,397	2,437,113
Short-term borrowings		50,000
Long-term debt	2,711	14,769
Subordinated debentures	33,000	33,000
Accrued interest payable	408	736
Other liabilities	29,841	31,307
Total liabilities	3,029,357	2,566,925

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,169,372 shares at December 31, 2021 and 7,215,202 shares at December 31, 2020	14,341	14,431
Capital surplus	127,549	129,274
Retained earnings	203,750	171,023
Accumulated other comprehensive income (loss)	(5,514)	2,149
Total stockholders’ equity	340,126	316,877
Total liabilities and stockholders’ equity	$3,369,483	$2,883,802

See notes to consolidated financial statements.

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

Year Ended December 31	2021	2020	2019
Interest income:
Interest and fees on loans:
Taxable	$82,493	$83,683	$82,488
Tax-exempt	3,957	3,736	4,309
Interest and dividends on investment securities:
Taxable	5,464	5,334	4,435
Tax-exempt	1,731	1,178	1,878
Dividends	74	97	84
Interest on interest-bearing deposits in other banks	8	31	65
Interest on federal funds sold	330	66	122
Total interest income	94,057	94,125	93,381

Interest expense:
Interest on deposits	7,310	11,739	14,995
Interest on short-term borrowings	78	848	1,642
Interest on long-term debt	260	702	1,231
Interest on subordinated debt	1,774	1,035
Total interest expense	9,422	14,324	17,868
Net interest income	84,635	79,801	75,513
Provision for loan losses	1,750	7,400	6,100
Net interest income after provision for loan losses	82,885	72,401	69,413

Noninterest income:
Service charges, fees, commissions and other	6,169	6,809	7,236
Merchant services income	879	824	973
Commission and fees on fiduciary activities	2,273	2,125	2,087
Wealth management income	1,537	1,282	1,524
Mortgage banking income	975	1,595	600
Increase in cash surrender value of life insurance	889	774	755
Interest rate swap revenue	759	2,321	1,790
Net gain (loss) on equity investment securities	2	(6)	132
Net gain on sale of investment securities available-for-sale		918	23
Gain on sale of Visa Class B shares	12,153
Total noninterest income	25,636	16,642	15,120

Salaries and employee benefits expense	29,736	30,135	31,374
Net occupancy and equipment expense	12,848	12,840	11,911
Amortization of intangible assets	491	606	730
Professional fees and outside services	2,137	2,091	1,758
FDIC insurance and assessments	1,117	873	651
Donations	1,435	1,357	1,441
Other expenses	7,240	6,966	7,777
Total noninterest expense	55,004	54,868	55,642
Income before income taxes	53,517	34,175	28,891
Income tax expense	9,998	4,821	3,155
Net income	43,519	29,354	25,736

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale	(11,487)	8,779	5,109
Reclassification adjustment for net gain on sales included in net income		(918)	(23)
Change in benefit plan liabilities	2,109	(1,398)	639
Change in derivative fair value	(322)	315	441
Other comprehensive income (loss)	(9,700)	6,778	6,166
Income tax expense (benefit)	(2,037)	1,424	1,295
Other comprehensive income (loss), net of income taxes	(7,663)	5,354	4,871
Comprehensive income	$35,856	$34,708	$30,607

Per share data:
Net income:
Basic	$6.05	$4.02	$3.48
Diluted	$6.02	$4.00	$3.47
Average common shares outstanding:
Basic	7,196,160	7,304,956	7,395,429
Diluted	7,235,303	7,337,843	7,412,369
Dividends declared	$1.50	$1.44	$1.37

See notes to consolidated financial statements

 Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive		Treasury
For the Three Years Ended December 31, 2021	Stock	Surplus	Earnings	Loss		Stock	Total
Balance, January 1, 2019	$14,798	$135,310	$136,582	$(8,076)	$		$278,614
Net income			25,736				25,736
Other comprehensive loss, net of income taxes				4,871			4,871
Dividends declared: $1.37 per share			(10,131)				(10,131)
Stock based compensation		554					554
Restricted stock issued: 3,854 shares, (unearned income $147k)	8	(8)
Share retirement: 14,428 shares	(29)	(605)					(634)
Balance, December 31, 2019	14,777	135,251	152,187	(3,205)			299,010
Net income			29,354				29,354
Other comprehensive income, net of income taxes				5,354			5,354
Dividends declared: $1.44 per share			(10,518)				(10,518)
Stock based compensation		570					570
Restricted stock issued: 8,506 shares, (unearned income $520k)	17	(17)					—
Share retirement: 181,417 shares	(363)	(6,530)					(6,893)
Balance, December 31, 2020	14,431	129,274	171,023	2,149			316,877
Net income			43,519				43,519
Other comprehensive income, net of income taxes				(7,663)			(7,663)
Dividends declared: $1.50 per share			(10,792)				(10,792)
Stock based compensation		546					546
Restricted stock issued: 9,192 shares, (unearned income $182k)	18	(18)
Share retirement: 54,285 shares	(108)	(2,253)					(2,361)
Balance, December 31, 2021	$14,341	$127,549	$203,750	$(5,514)	$		$340,126

See notes to consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$43,519	$29,354	$25,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,702	2,900	3,083
Amortization of right-of-use lease asset	449	744	398
Accretion of deferred loan fees, net	(491)	(2,236)	(164)
Amortization of intangibles	491	606	730
Amortization of low income housing partnerships	427	569	476
Provision for loan losses	1,750	7,400	6,100
Net unrealized (gain) loss on equity investment securities	(2)	35	(132)
Gain on sale of Visa Class B shares	(12,153)
Net (gain) loss on sale of other real estate owned	(126)	39	9
Net gain on sale of equity securities		(29)
Loans originated for sale	(24,387)	(43,780)	(15,901)
Proceeds from sale of loans originated for sale	25,147	44,832	15,753
Net gain on sale of loans originated for sale	(331)	(903)	(89)
Net amortization of investment securities	1,317	1,084	1,668
Net gain on sale of investment securities available-for-sale		(918)	(23)
Gain on sale of premises and equipment	(50)
Increase in cash surrender value of life insurance	(889)	(774)	(755)
Deferred income tax expense	450	(1,779)	394
Stock based compensation	546	570	554
Net change in:
Accrued interest receivable	(273)	(1,274)	134
Other assets	1,128	(12,268)	(3,363)
Accrued interest payable	(328)	(541)	82
Other liabilities	1,875	13,549	2,389
Net cash provided by operating activities	40,771	37,180	37,079
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale		65,120	9,677
Proceeds from repayments of investment securities:
Available-for-sale	57,513	84,622	57,477
Held-to-maturity	2,886	427	697
Proceeds from sale of Visa Class B shares	12,153
Purchases of investment securities:
Available-for-sale	(291,658)	(107,196)	(124,501)
Held-to-maturity	(66,943)
Net redemption (purchase) of restricted equity securities	1,352	4,804	(2,739)
Net increase in loans	(151,955)	(241,307)	(119,998)
Investment in bank owned life insurance		(6,500)
Purchases of premises and equipment	(4,885)	(2,292)	(5,603)
Proceeds from the sale of premises and equipment	58	435
Proceeds from bank owned life insurance	451
Proceeds from sale of other real estate owned	925	647	269
Net cash used in investing activities	(440,103)	(201,240)	(184,721)
Cash flows from financing activities:
Net increase in deposits	526,284	465,624	96,467
Proceeds from long-term debt			16,000
Proceeds from Paycheck Protection Program Liquidity Facility		103,650
Repayment of Paycheck Protection Program Liquidity Facility		(103,650)
Proceeds from subordinated debentures		33,000
Repayment of long-term debt	(12,058)	(17,964)	(21,173)
Net (decrease) increase in short-term borrowings	(50,000)	(102,150)	65,650
Retirement of common stock	(2,361)	(6,893)	(634)
Cash dividends paid	(10,792)	(10,518)	(10,131)
Net cash provided by financing activities	451,073	361,099	146,179
Net increase (decrease) in cash and cash equivalents	51,741	197,039	(1,463)
Cash and cash equivalents at beginning of period	228,192	31,153	32,616
Cash and cash equivalents at end of period	$279,933	$228,192	$31,153

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

Year Ended December 31,	2021	2020	2019
Supplemental disclosures:
Cash paid during the period for:
Interest	$9,750	$14,865	$17,786
Income taxes	6,740	6,250	4,550
Noncash items:
Transfers of loans to other real estate	$544	$1,163	$421
Origination of mortgage servicing rights	247	318	172
Initial recognition of right-of-use assets	2,731	899	6,523
Initial recognition of lease liability	2,731	899	6,523

See notes to consolidated financial statements

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Summary of significant accounting policies:

Nature of operations:

Peoples Financial Services Corp., a bank holding company incorporated under the laws of Pennsylvania, provides a full range of financial services through its wholly-owned subsidiary, Peoples Security Bank and Trust Company (“Peoples Bank”), collectively, the “Company,” the “Parent Company,” or “Peoples.” The Company services its retail and commercial customers through twenty-eight full-service community banking offices located within Allegheny, Bucks, Lackawanna, Lebanon, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Susquehanna and Wyoming Counties of Pennsylvania, Middlesex County of New Jersey and Broome County of New York.

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

Basis of presentation:

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), Regulation S-X and reporting practices applied in the banking industry. All significant intercompany balances and transactions have been eliminated in consolidation. The Company also presents herein condensed parent company only financial information regarding the Parent Company. Prior period amounts are reclassified when necessary to conform with the current year’s presentation. Such reclassifications had no effect on financial position or results of operations.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of deferred tax assets, the valuation of derivative instruments, determination of other-than-temporary impairment losses on securities and impairment of goodwill. Actual results could differ from those estimates.

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

Management evaluates each investment security to determine if a decline in fair value below its amortized cost is an other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market concerns warrant an evaluation. Factors considered in determining whether an other-than-temporary impairment was incurred include: (i) the length of time and the extent to which the fair value has been less than amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) whether a decline in fair value is attributable to adverse conditions specifically related to the security or specific conditions in an industry or geographic area; (iv) the credit-worthiness of the issuer of the security; (v) whether dividend or interest payments have been reduced or have not been made; (vi) an adverse change in the remaining expected cash flows from the security such that the Company will not recover the amortized cost of the security; (vii) whether management intends to sell the security; and (viii) if it is more likely than not that management will be required to sell the security before recovery. If a decline is judged to be other-than-temporary, the individual security is written-down to fair value with the credit related component of the write-down included in earnings. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

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

The Company makes commercial loans for real estate development and other business purposes to its customers. The Company’s credit policies establish advance rates against the different forms of collateral that can be pledged against various commercial loans. Typically, the majority of loans will be underwritten to a percentage of their underlying collateral values such as real estate values, equipment, eligible accounts receivable and inventory. Individual loan advance rates may be higher or lower depending upon the financial strength of the borrower and/or term of the loan. Generally, assets financed through commercial loans are used for the operations of the business. Repayment for these types of loans generally comes from the cash flow of the business or the ongoing conversion of assets. Commercial real estate loans include construction, mini-perm, or longer term loans financing commercial properties. Repayment of these loans is generally dependent upon either the ongoing business cash flow from an owner occupied property or the lease/rental income or sale of a non-owner occupied property. Commercial real estate loans typically require a loan to value of not greater than 80% and vary in terms. In addition, the payment expectations on loans secured by income-producing properties typically depend on the successful operations of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans and consumer loans. Of primary concern in commercial real estate lending is the borrower’s and any guarantor’s creditworthiness and the feasibility and cash flow potential of the financed project. Additional considerations include: location, market and geographic concentration risks, loan to value, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a higher level of risk than residential real estate loans, which could be caused by unfavorable conditions in the real estate market or the economy. To effectively monitor loans on income properties, the Company requires borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, the Company considers and reviews a cash flow analysis of the borrower and guarantor, when applicable. In addition, the Company evaluates business cash flows, if applicable, net operating income of the property, the borrower’s expertise, credit history and the value of the underlying property. The Company has generally required that the properties securing these real estate loans have debt service coverage ratios, which is net cash flow before debt service to debt service, of at least 1.2 times. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Troubled debt restructured loans (“TDRs”) are loans with original terms, interest rate, or both, that have been modified as a result of a deterioration in the borrower’s financial condition and a concession has been granted that the Company would not otherwise consider. Unless on nonaccrual, interest income on these loans is recognized when earned, using the interest method. The Company offers a variety of modifications to borrowers that would be considered concessions. The modification categories offered can generally fall within the following categories:

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

The Company segments loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are individually analyzed for credit risk by classifying them within the Company’s internal risk rating system. The Company’s risk rating classifications are defined as follows:

●	Pass — A loan to borrowers with acceptable credit quality and risk that is not adversely classified as Substandard, Doubtful, Loss nor designated as Special Mention.
●	Special Mention — A loan that has potential weaknesses that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date. Special Mention loans are not adversely classified since they do not expose the Company to sufficient risk to warrant adverse classification.
●	Substandard — A loan that is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful — A loan classified as Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
●	Loss — A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable loan is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

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

Management believes the level of the allowance for loan losses was adequate to absorb probable credit losses inherent in the loan portfolio as of December 31, 2021.

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

Premises, equipment and lease commitments:

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

A right-of-use asset and related lease liability is recognized on the Consolidated Statements of Financial Condition for operating leases Peoples Bank has entered to lease certain office facilities. These amounts are reported as components of premises and equipment and other liabilities. Short-term operating leases, which are leases with an original term of 12 months or less and do not have a purchase option that is likely to be exercised, are not recognized as part of the right-of-use asset or lease liability.

Goodwill and other intangible assets, net:

The Company accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the sum of the year’s digits over their estimated useful lives of up to ten years.

Goodwill and other intangible assets are tested for impairment annually or when circumstances arise indicating impairment may have occurred. In making this assessment that impairment may have occurred, management considers a number of factors including, but not limited to, operating results, business plans, economic projections, anticipated future cash flows, and current market data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of impairment. Changes in economic and operating conditions, as well as other factors, could result in impairment in future periods. Any impairment losses arising from such testing would be reported in the consolidated statements of income and comprehensive income as a separate line item within operations. There were no impairment losses recognized as a result of periodic impairment testing in each of the three-years ended December 31, 2021.

Mortgage servicing rights:

Mortgage servicing rights are recognized as a separate asset upon the sale and servicing of mortgage loans by the Company. The Company calculates a mortgage servicing right by allocating the total costs incurred between the loan sold and the servicing right, based on their relative fair values at the date of the sale. Mortgage servicing rights are included in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage loans. In addition, mortgage servicing rights are evaluated for impairment at each reporting date based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified by loan type, term and interest rate. The amount of impairment recognized, through a valuation allowance, is the amount by which the mortgage servicing rights for a stratum exceed their fair value.

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

Bank owned life insurance:

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance on certain employees or directors. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from increases in cash surrender value of the policies is included in noninterest income. The policies can be liquidated, if necessary, with associated tax costs. However, the Company intends to hold these policies and, accordingly, the Company has not provided for income taxes on the earnings from the increase in cash surrender value.

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

Advertising:

The Company follows the policy of charging marketing and advertising costs to expense as incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $575, $462 and $873, respectively.

Income taxes:

Deferred income taxes are provided on the balance sheet method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the effective date. A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the more likely than not threshold, no tax benefit is recorded. Under the more likely than not threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. The Company had no material unrecognized tax benefits or accrued interest and penalties for any year in the three-year period ended December 31, 2021.

As applicable, the Company recognizes accrued interest and penalties assessed as a result of a taxing authority examination through income tax expense. The Company files consolidated income tax returns in the United States of America and various state jurisdictions. With limited exception, the Company is no longer subject to federal and state income tax examinations by taxing authorities for years before 2018.

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

	2021		2020		2019
For the Year Ended December 31,	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$43,519	$43,519	$29,354	$29,354	$25,736	$25,736
Average common shares outstanding	7,196,160	7,235,303	7,304,956	7,337,843	7,395,429	7,412,369
Earnings per share	$6.05	$6.02	$4.02	$4.00	$3.48	$3.47

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

Recent accounting standards:

Recently Issued But Not Yet Effective Accounting Pronouncements

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), as modified by subsequent ASUs, changes accounting for credit losses on loans receivable and debt securities from an incurred loss methodology to an expected credit loss methodology. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Accordingly, ASU 2016-13 requires the use of forward-looking information to form credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, though the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The effect of implementing this ASU is recorded through a cumulative-effect adjustment to retained earnings. The Company has formed a committee and engaged outside vendors to implement a platform to utilize the alternative loss estimation methodologies in determining the impact that adoption of this standard will have on the Company’s financial condition and results of operations. The Company is required to adopt this guidance effective January 1, 2023.

ASU 2020-04, Reference Rate Reform (Topic 848) provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. Some specific optional expedients are as follows:

●	Simplifies accounting for contract modifications, including modifications to loans receivable and debt, by prospectively adjusting the effective interest rate.
●	Simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue.

The amendments in ASU 2020-04 are effective as of March 12, 2020 through December 31, 2022. The Company expects to apply the amendments prospectively for applicable loan and other contracts within the effective period of ASU 2020-04.

2. Cash and due from banks:

On March 26, 2020, the Board of Governors of the Federal Reserve System eliminated the reserve requirement for all depository institutions.  Prior to this date, the Company was required to maintain average reserve balances as established by the Federal Reserve Bank.  Total cash and due from banks balances were $279.9 million and $228.2 million at December 31, 2021 and 2020, respectively.

3. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$193,849	$107	$2,382	$191,574
U.S. government-sponsored enterprises	33,435	343		33,778
State and municipals:
Taxable	69,066	994	1,082	68,978
Tax-exempt	96,412	2,452	614	98,250
Residential mortgage-backed securities:
U.S. government agencies	1,790	53		1,843
U.S. government-sponsored enterprises	109,018	939	2,925	107,032
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,542	406		12,948
Corporate debt securities	3,000		82	2,918
Total	$519,112	$5,294	$7,085	$517,321
Held-to-maturity:
Tax-exempt state and municipals	$11,476	$126	$56	$11,546
Residential mortgage-backed securities:
U.S. government agencies	18,802		392	18,410
U.S. government-sponsored enterprises	40,935	3	448	40,490
Total	$71,213	$129	$896	$70,446

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$18,478	$427		$18,905
U.S. government-sponsored enterprises	63,834	1,354		65,188
State and municipals:
Taxable	53,297	2,099	$30	55,366
Tax-exempt	53,977	3,054	37	56,994
Residential mortgage-backed securities:
U.S. government agencies	3,553	154		3,707
U.S. government-sponsored enterprises	79,457	1,930	136	81,251
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,619	881		13,500
Corporate debt securities	1,000			1,000
Total	$286,215	$9,899	$203	$295,911
Held-to-maturity:
Tax-exempt state and municipals	$6,849	$275	$	$7,124
Residential mortgage-backed securities:
U.S. government agencies	21			21
U.S. government-sponsored enterprises	355	13		368
Total	$7,225	$288	$	$7,513

The Company had net unrealized losses on available-for-sale securities of $1,415, net of deferred income taxes of $376 at December 31, 2021, and net unrealized gains on available-for-sale securities of $7,660 net of deferred income taxes of

$2,036, at December 31, 2020. During 2020, the Company sold a pool of low-yielding short-term municipal bonds and two mortgage-backed securities and received proceeds totaling $64,841. Gross gains of $923 and gross losses of $5 were realized on the sale of investment securities in 2020. There were no sales of securities during 2021. The total securities portfolio grew in 2021 from utilizing a portion of low-yielding excess liquidity to purchase higher yielding bonds.

At December 31, 2021, our marketable equity security portfolio consisted of stock of one financial institution. During 2020, the Company sold its entire stock position in one other equity holding and received proceeds of $279 and recognized a gain of $29. At December 31, 2021 and December 31, 2020, we had $140 thousand and $138 thousand, respectively, in equity securities recorded at fair value. At December 31, 2021, the fair value of our equity portfolio was less than the cost basis by $13 thousand. The following is a summary of unrealized and realized gains and losses recognized in net income on equity marketable securities during 2021 and 2020.

Year Ended December 31,	2021	2020
Net gain (loss) recognized during the period on equity securities	$2	$(6)
Less: Net gain (loss) recognized during the period on equity securities sold during the period		29
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$2	$(35)

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at December 31, 2021, is summarized as follows:

Fair
December 31, 2021	Value
Within one year	$28,887
After one but within five years	148,212
After five but within ten years	103,012
After ten years	112,347
392,458
Mortgage-backed and other amortizing securities	124,863
Total	$517,321

Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at December 31, 2021, is summarized as follows:

	Amortized	Fair
December 31, 2021	Cost	Value
After five but within ten years	$7,331	$7,334
After ten years	4,145	4,212
	11,476	11,546
Mortgage-backed securities	59,737	58,900
Total	$71,213	$70,446

Securities with a carrying value of $203,580 and $165,982 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At December 31, 2021 and 2020, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises that exceeded 10.0 percent of stockholders’ equity.

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at December 31, 2021 and 2020, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$179,974	$2,382			$179,974	$2,382
State and municipals:
Taxable	26,827	718	$8,008	$364	34,835	1,082
Tax-exempt	38,693	357	10,319	313	49,012	670
Residential mortgage-backed securities:
U.S. government agencies	18,398	392			18,398	392
U.S. government-sponsored enterprises	77,875	1,454	48,276	1,919	126,151	3,373
Corporate debt securities	2,449	51	470	31	2,919	82
Total	$344,216	$5,354	$67,073	$2,627	$411,289	$7,981

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
State and municipals:
Taxable	$9,246	$30			$9,246	$30
Tax-exempt	6,786	37			6,786	37
Residential mortgage-backed securities:
U.S. government-sponsored enterprises	11,553	135	$284	$1	11,837	136
Total	$27,585	$202	$284	$1	$27,869	$203

The Company had 168 investment securities, consisting of 63 tax-exempt and 35 taxable state and municipal obligations, 42 U.S. Treasury bonds, 5 corporate bonds and 23 mortgage-backed securities that were in unrealized loss positions at December 31, 2021. Of these securities, seven mortgage-backed securities, one corporate bond, eight taxable municipals and eighteen tax-exempt municipals, were in a continuous unrealized loss position for twelve months or more. The increase in the number and balance of bonds in an unrealized position is due to recent increase in market rates. Management does not consider the unrealized losses on the debt securities, as a result of changes in interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at December 31, 2021.

There was no OTTI recognized for each of the years in the three-year period ended December 31, 2021.

On October 8, 2021, Peoples Bank sold its remaining 44,982 shares of Class B common stock of Visa Inc. for $12.2 million. The Bank received 73,333 Class B shares of Visa Inc. as part of its membership interest in March 2008, and 28,351 shares were redeemed in connection with Visa’s initial public offering in 2008. The stock had no historical cost basis and was not considered to have a readily determinable value due to restrictions on the ability to sell.

4. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at December 31, 2021 and 2020 are summarized as follows. Net deferred loan fees of $1,567 and $2,058 are included in loan balances at December 31, 2021 and 2020, respectively. The decrease in deferred loan fees is due in part to PPP forgiveness during 2021. Net deferred loan origination fees remaining related to PPP loans is $1,659 at December 31, 2021. Included in the commercial balances at December 31, 2021 are PPP loans that had an outstanding balance at December 31, 2021 of $68,893 comprised of $55,252 remaining from those originated during 2021 as part of round two and $13,641 remaining from loans originated during 2020 under round one of the program.  The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at December 31, 2021.

December 31	2021	2020
Commercial	$613,127	$679,286
Real estate:
Commercial	1,343,539	1,137,990
Residential	297,624	277,414
Consumer	74,883	83,292
Total	$2,329,173	$2,177,982

Loans outstanding to directors, executive officers, principal stockholders or to their affiliates totaled $3,173 and $5,031 at December 31, 2021and 2020, respectively. The decrease in loans outstanding is due to loan balances related to one former director who retired in 2021. Advances and repayments and other changes during 2021 totaled $4,824 and $6,682, respectively, and during 2020 totaled $3,747 and $5,574, respectively. There were no related party loans that were classified as nonaccrual, past due, or restructured at December 31, 2021 and 2020.

Deposits from related parties amounted to $10.9 million at December 31, 2021 and $9.0 million at December 31, 2020.

At December 31, 2021, the majority of the Company’s loans were at least partially secured by real estate in the markets we operate in. Therefore, a primary concentration of credit risk is directly related to the real estate market in these regions. Changes in the general economy, local economy or in the real estate market could affect the ultimate collectability of this portion of the loan portfolio. Management does not believe there are any other significant concentrations of credit risk that could affect the loan portfolio.

The changes in the allowance for loan losses account by major classification of loan for the year ended December 31, 2021, 2020, and 2019 were as follows:

		Real estate
December 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(492)	(252)	(24)	(188)	(956)
Recoveries	89	68	7	81	245
Provisions (credits)	122	1,553	97	(22)	1,750
Ending balance	$8,453	$15,928	$3,209	$793	$28,383
Ending balance: individually evaluated for impairment	40	109	26		175
Ending balance: collectively evaluated for impairment	$8,413	$15,819	$3,183	$793	$28,208
Loans receivable:
Ending balance	$613,127	$1,343,539	$297,624	$74,883	$2,329,173
Ending balance: individually evaluated for impairment	199	2,890	1,273		4,362
Ending balance: collectively evaluated for impairment	$612,928	$1,340,649	$296,351	$74,883	$2,324,811

The allowance for loan losses increased $1.1 million to $28.4 million at December 31, 2021, from $27.3 million at the end of 2020. The increase resulted from a provision for loan losses of $1.8 million less net loans charged-off of $0.7 million. The allowance for loan losses at December 31, 2021 continued to reflect the provisions added during 2020 from our adjustment of qualitative factors in our allowance for loan losses methodology, due to economic decline and expectation of increased credit losses from COVID-19's adverse impact on economic and business operating conditions. The decrease to charge-offs in 2021 is due to improved credit quality. The 2021 period includes the total charge-off of a fully allocated small-business line of credit originated in our Greater Delaware Valley market totaling $0.4 million.  During 2020, $0.9 million was charged-off related to small-business lines of credit originated in our Greater Delaware Valley market offset by $0.2 million of recoveries.

		Real estate
December 31, 2020	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$6,888	$11,496	$3,226	$1,067	$22,677
Charge-offs	(2,771)	(144)	(247)	(317)	(3,479)
Recoveries	525	16	57	148	746
Provisions	4,092	3,191	93	24	7,400
Ending balance	$8,734	$14,559	$3,129	$922	$27,344
Ending balance: individually evaluated for impairment	947	180	75		1,202
Ending balance: collectively evaluated for impairment	$7,787	$14,379	$3,054	$922	$26,142
Loans receivable:
Ending balance	$679,286	$1,137,990	$277,414	$83,292	$2,177,982
Ending balance: individually evaluated for impairment	4,297	3,952	1,546		9,795
Ending balance: collectively evaluated for impairment	$674,989	$1,134,038	$275,868	$83,292	$2,168,187

		Real estate
December 31, 2019	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,516	$10,736	$3,892	$1,235	$21,379
Charge-offs	(3,314)	(817)	(477)	(459)	(5,067)
Recoveries	69	1	29	166	265
Provisions (credit)	4,617	1,576	(218)	125	6,100
Ending balance	$6,888	$11,496	$3,226	$1,067	$22,677
Ending balance: individually evaluated for impairment	363	279	135		777
Ending balance: collectively evaluated for impairment	$6,525	$11,217	$3,091	$1,067	$21,900
Loans receivable:
Ending balance	$522,957	$1,011,423	$301,378	$102,482	$1,938,240
Ending balance: individually evaluated for impairment	4,658	3,048	2,153		9,859
Ending balance: collectively evaluated for impairment	$518,299	$1,008,375	$299,225	$102,482	$1,928,381

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at December 31, 2021 and 2020:

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial	$611,151	$896	$1,080	$	$613,127
Real estate:
Commercial	1,324,646	13,939	4,954		1,343,539
Residential	294,892	333	2,399		297,624
Consumer	74,744		139		74,883
Total	$2,305,433	$15,168	$8,572	$	$2,329,173

		Special
December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial	$660,559	$14,305	$4,422	$	$679,286
Real estate:
Commercial	1,107,699	17,517	12,774		1,137,990
Residential	274,327	144	2,943		277,414
Consumer	83,215		77		83,292
Total	$2,125,800	$31,966	$20,216	$	$2,177,982

The decrease to special mention commercial loans from December 31, 2020 to December 31, 2021 is due primarily to a payoff of a $12.9 million municipal related credit. The decrease in special mention commercial real estate loans resulted primarily from an upgrade to a $5.3 million credit due to a credit enhancement and satisfactory repayment history. The decrease to substandard commercial loans resulted primarily from a $1.5 million relationship that was paid off during 2021. The decrease in substandard commercial real estate loans resulted from a refinance of a credit related to the hospitality industry that is secured by a seventy-five percent SBA guarantee.

Information concerning nonaccrual loans by major loan classification at December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021	December 31, 2020
Commercial	$185	$3,822
Real estate:
Commercial	1,793	3,262
Residential	694	922
Consumer	139	111
Total	$2,811	$8,117

The major classification of loans by past due status at December 31, 2021 and 2020 are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$101	$155	$158	$414	$612,713	$613,127
Real estate:
Commercial	768	423	834	2,025	1,341,514	1,343,539
Residential	1,552	207	265	2,024	295,600	297,624	$13
Consumer	477	163	51	691	74,192	74,883
Total	$2,898	$948	$1,308	$5,154	$2,324,019	$2,329,173	$13

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2020	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$73		$2,245	$2,318	$676,968	$679,286
Real estate:
Commercial	414	$222	2,362	2,998	1,134,992	1,137,990
Residential	2,072	480	732	3,284	274,130	277,414	$71
Consumer	384	70	67	521	82,771	83,292
Total	$2,943	$772	$5,406	$9,121	$2,168,861	$2,177,982	$71

The decrease to non-accrual loans from December 31, 2020 was due primarily to a $1.5 million payoff and $1.0 million payoff of two unrelated commercial relationships, a $0.4 million total charge-off of a small business line of credit, a $0.5 million commercial real estate loan transferred to other real estate owned, and a $0.5 restaurant related commercial real estate loan placed back on accrual due to satisfactory repayment and improved operations.

The amount of residential loans in the formal process of foreclosure totaled $285 at December 31, 2021 and $135 at December 31, 2020.

The following tables summarize information concerning impaired loans as of and for the years ended December 31, 2021, 2020 and 2019 by major loan classification:

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$158	$481		$964	$13
Real estate:
Commercial	2,376	3,120		2,719	22
Residential	873	1,073		1,016	19
Consumer	139	148		100
Total	3,546	4,822		4,799	54
With an allowance recorded:
Commercial	41	41	$40	1,091	15
Real estate:
Commercial	513	543	109	802	22
Residential	401	401	26	436	13
Consumer
Total	955	985	175	2,329	50
Total impaired loans
Commercial	199	522	40	2,055	28
Real estate:
Commercial	2,889	3,663	109	3,521	44
Residential	1,274	1,474	26	1,452	32
Consumer	139	148		100
Total	$4,501	$5,807	$175	$7,128	$104

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2020	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$2,251	$3,421		$2,915	$30
Real estate:
Commercial	2,372	2,964		2,148	28
Residential	1,086	1,263		1,223	21
Consumer	111	121		167
Total	5,820	7,769		6,453	79
With an allowance recorded:
Commercial	2,046	2,094	947	2,038	17
Real estate:
Commercial	1,580	1,710	180	1,687	36
Residential	460	482	75	624	13
Consumer
Total	4,086	4,286	1,202	4,349	66
Total impaired loans
Commercial	4,297	5,515	947	4,953	47
Real estate:
Commercial	3,952	4,674	180	3,835	64
Residential	1,546	1,745	75	1,847	34
Consumer	111	121		167
Total	$9,906	$12,055	$1,202	$10,802	$145

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2019	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$3,638	$4,175		$3,907	$63
Real estate:
Commercial	1,918	2,205		2,385	38
Residential	1,718	2,060		1,362	25
Consumer	261	274		233
Total	7,535	8,714		7,887	126
With an allowance recorded:
Commercial	1,020	1,038	$363	1,012	32
Real estate:
Commercial	1,130	1,811	279	1,050	10
Residential	435	450	135	1,408	29
Consumer				20
Total	2,585	3,299	777	3,490	71
Total impaired loans
Commercial	4,658	5,213	363	4,919	95
Real estate:
Commercial	3,048	4,016	279	3,435	48
Residential	2,153	2,510	135	2,770	54
Consumer	261	274		253
Total	$10,120	$12,013	$777	$11,377	$197

The amounts of interest income recognized using the cash-basis method on impaired loans for the years ended December 31, 2021, 2020 and 2019 were $100, $142 and $181, respectively.

Included in the commercial loan, commercial real estate and residential real estate categories are troubled debt restructurings that were classified as impaired. Trouble debt restructurings totaled $1,649 and $2,818 at December 31, 2021 and 2020 respectively. The decrease in trouble debt restructured balances is due primarily to a payoff of a $0.5 million commercial credit, and receipt of $0.4 million from the SBA for the guaranteed portion of a commercial loan.

There were no loans modified in 2021 that resulted in trouble debt restructurings (“TDRs”). There were four loans modified in 2020 and one loan modified in 2019 that resulted in TDRs. The four loans modified in 2020 were adversely impacted by COVID-19 and the economic slowdown and did not qualify for the CARES Act exclusion due to current and prior delinquencies. Two of the loans were to one restaurant and two of the loans were to retail related small businesses. The following tables summarize the loans whose terms have been modified resulting in TDRs during the year ended December 31, 2021 and 2020 and 2019.

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2021	of Contracts	Investment	Recorded Investment	Investment
Commercial		$	$	$
Commercial real estate
Total		$	$	$

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2020	of Contracts	Investment	Recorded Investment	Investment
Commercial	1	$12	$12	$5
Commercial real estate	3	$1,073	$1,073	$1,046
Total	4	$1,085	$1,085	$1,051

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding	Recorded
December 31, 2019	of Contracts	Investment	Recorded Investment	Investment
Commercial real estate	1	$346	$346	$241

There were no payment defaults within 12 months of its modification on loans considered TDRs for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

The Company received a significant number of requests to modify loan terms and/or defer principal and/or interest payments from borrowers affected by COVID-19, and had agreed to many such deferrals. The federal banking regulators issued guidance and encouraged banks to work prudently with, and provide short-term payment accommodations to borrowers affected by COVID-19. Section 4013 of the CARES Act includes a provision for the Company to opt out of applying the TDR guidance for certain loan modifications and specified that such modifications made on loans that were current as of December 31, 2019 do not need to be classified as TDRs. Peoples applied this guidance. The payment modifications granted included principal only payments and principal and interest deferrals and generally ranged from 90 to 180 days. The modified loans were not considered past due unless the modified payment was delinquent. Similarly, FASB has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs.

Beginning in March 2020, the Company began receiving requests for temporary modifications to the repayment structure for borrower loans. During 2020, the Company made a total of 479 commercial loan and 512 consumer loan temporary modifications with principal balances totaling $330,119. At December 31, 2021, all loans have returned to original payment terms.

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

The contractual amounts of off-balance sheet commitments at December 31, 2021 and 2020 are summarized as follows:

December 31	2021	2020
Commitments to extend credit	$431,011	$336,667
Unused portions of lines of credit	64,108	55,391
Standby letters of credit	58,254	34,428
	$553,373	$426,486

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit expire within twelve months. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral supporting these standby letters of credit as deemed necessary. Collateral supporting standby letters of credit amounted to $777 at December 31, 2021 and $4,902 at December 31, 2020. The carrying value of the liability for the Company’s obligations under guarantees for standby letters of credit was not material at December 31, 2021 and 2020.

6. Premises and equipment, net:

Premises and equipment at December 31, 2021 and 2020 are summarized as follows:

December 31	2021	2020
Land	$7,255	$5,217
Premises and leasehold improvements	50,426	48,596
Right-of-use assets	8,563	6,282
Furniture, fixtures and equipment	19,096	18,395
	85,340	78,490
Less: accumulated depreciation	33,838	31,445
	$51,502	$47,045

The increase in land at December 31, 2021 is due to the purchase of a property in Doylestown, PA for the construction of a new branch office. The construction of the branch is contracted at a total cost of $2.3 million.

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

Certain leases include options to renew, with renewal terms generally containing one or more five-year renewal options. At December 31, 2021, the Company’s leases have remaining renewal terms that can extend the lease term from seven years to thirty-one years that are reasonably certain of being exercised. The weighted average remaining lease term at December 31, 2021 is sixteen years. At December 31, 2020, the weighted average remaining lease term was thirteen years. The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption. The discount rate used for two new leases added in 2021 was the annual percentage increase outlined in the terms of each lease. At December 31, 2021, discount rates ranged from 1.60% to 3.85% with an-average discount rate of 2.99%. At December 31, 2020, discount rates ranged from 1.95% to 3.85% with an average discount rate of 3.19%.

At December 31, 2021, right-of-use assets of $8,563 were included in premises and equipment, and the related lease liability totaled $8,790 and was included in other liabilities in the consolidated balance sheet. Right-of-use assets and the related lease liability were $6,282 and $6,425, respectively, at December 31, 2020. The lease liability increased at December 31, 2021 due to the addition of two new leases, one for the relocation of our Binghamton branch to a newly constructed facility and one for the opening of our newest branch in Piscataway, New Jersey.  The initial increase to the lease liability for the two new leases totaled $2,731.  Offsetting the lease liability were payments of $644 offset by lease expense of $278. One additional lease was entered into and added $899 to the liability in 2020. Rent expense for the years ended December 31, 2021, 2020 and 2019 amounted to $760, $727, and $670, respectively, and is included in occupancy expenses.

Future minimum lease payments under operating leases are summarized as follows:

2022	$791
2023	736
2024	669
2025	688
2026	691
Thereafter	7,914
Total future minimum lease payments	11,489
Less amount representing interest	(2,699)
Present value of future minimum lease payments	$8,790

8. Intangible assets, net:

The gross carrying amount of core deposit intangible assets totaled $8,146 at December 31, 2021 and 2020. The gross carrying amount of trade name intangible assets totaled $203 at December 31, 2021 and 2020. The gross carrying amount of the intangible asset related to the acquisition of an asset management and retirement plan services company acquired in 2015 totaled $1,091 at December 31, 2021 and 2020. The accumulated amortization on core deposit intangible assets was $7,831 and $7,507 at December 31, 2021 and 2020, respectively. The accumulated amortization trade name intangible assets was $193 and $182 at December 31, 2021 and 2020, respectively. The accumulated amortization on the asset management and retirement plan services intangible asset was $947 and $792 at December 31, 2021 and 2020, respectively.

The estimated amortization expense on intangible assets in years subsequent to December 31, 2021, is as follows:

2022	$363
2023	105
Total	$468

9. Other assets:

The major components of other assets at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Other real estate owned	$609	$864
Investment in low income housing partnership	5,900	6,332
Mortgage servicing rights	882	838
Restricted equity securities (FHLB and other)	4,045	5,397
Net deferred tax asset	5,355	3,768
Interest rate floor	844	1,678
Interest rate swaps	9,026	13,693
Other assets	6,395	6,345
Total	$33,056	$38,915

The Company originates one-to-four family residential mortgage loans for sale in the secondary market with servicing rights retained. Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $151,604 at December 31, 2021 and $166,472 at December 31, 2020.

10. Deposits:

The major components of interest-bearing and noninterest-bearing deposits at December 31, 2021 and 2020 are summarized as follows:

At the period end	December 31, 2021	December 31, 2020
Interest-bearing deposits:
Money market accounts	$588,245	$496,634
Now accounts	851,086	567,087
Savings accounts	491,796	431,224
Time deposits less than $250	203,719	221,446
Time deposits $250 or more	90,795	98,247
Total interest-bearing deposits	2,225,641	1,814,638
Noninterest-bearing deposits	737,756	622,475
Total deposits	$2,963,397	$2,437,113

The aggregate amounts of maturities for all time deposits at December 31, 2021, are summarized as follows:

2022	$212,919
2023	35,336
2024	17,965
2025	7,731
2026	9,985
Thereafter	10,578
$294,514

The aggregate amount of deposits reclassified as loans was $184 at December 31, 2021, and $245 at December 31, 2020. Management evaluates transaction accounts that are overdrawn for collectability as part of its evaluation for credit losses.

11. Short-term borrowings:

Short-term borrowings consisted of FHLB advances representing overnight borrowings or borrowings with original terms of less than twelve months at December 31, 2021, 2020 and 2019:

At and for the year ended December 31, 2021
Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at End
	Balance	Balance	Balance	Rate	of the Year
FHLB advances	$	$13,973	$50,000	0.56%

At and for the year ended December 31, 2020
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$50,000	$83,716	$179,199	1.01%	0.40%

At and for the year ended December 31, 2019
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$152,150	$62,941	$152,150	2.61%	1.84%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At December 31, 2021, the maximum borrowing capacity was $896,130 of which $2,711 was outstanding in borrowings and $373,035 was used to issue standby letters of credit to collateralize public fund deposits. Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. This rate resets each day.

The Company also has unsecured line of credit agreements with two correspondent banks, where the total line amount was $18,000 at December 31, 2021 and 2020. There were no amounts outstanding on either line of credit at December 31, 2021 or 2020. Interest on these borrowings accrues daily based on the daily federal funds rate.

12. Long-term debt:

Long-term debt consisting of advances from the FHLB at December 31, 2021 and 2020 are as follows:

	Interest Rate
Due	Fixed	December 31, 2021	December 31, 2020
June 2021	1.99		$10,000
March 2023	4.69	$2,711	4,769
		$2,711	$14,769

Maturities of long-term debt, by contractual maturity, in years subsequent to December 31, 2021 are as follows:

2022	2,156
2023	555
$2,711

None of the advances from the FHLB are convertible. At December 31, 2021, long-term debt are all at fixed rates. There were no new long-term advances entered into with the FHLB during 2021 or 2020.

13. Subordinated debt:

On June 1, 2020, the Company sold $33,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes qualify as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 5.375% per year for the first five years and then float based on a benchmark rate (as defined), provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less the 4.75%.  Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2020, for the first five years after issuance and payable quarterly in arrears thereafter on March 1, June 1, September 1, and December 1. The 2020 Notes mature on June 1, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after June 1, 2025 and prior to June 1, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, the Company may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar proceeding by or against the Company.

14. Fair value of financial instruments:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$191,574	$191,574		$
U.S. government-sponsored enterprises	33,778		$33,778
State and municipals:
Taxable	68,978		68,978
Tax-exempt	98,250		98,250
Mortgage-backed securities:
U.S. government agencies	1,843		1,843
U.S. government-sponsored enterprises	119,980		119,980
Corporate debt securities	2,918		2,918
Common equity securities	140	140
Total investment securities	$517,461	$191,714	$325,747	$
Loan held for sale	$408		$408
Interest rate floor-other assets	$844		$844
Interest rate swap-other assets	$9,026		$9,026
Interest rate swap-other liabilities	$(8,811)		$(8,811)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$18,905	$18,905		$
U.S. government-sponsored enterprises	65,188		$65,188
State and municipals:
Taxable	55,366		55,366
Tax-exempt	56,994		56,994
Mortgage-backed securities:
U.S. government agencies	3,707		3,707
U.S. government-sponsored enterprises	94,751		94,751
Corporate debt securities	1,000		1,000
Common equity securities	138	138
Total investment securities	$296,049	$19,043	$277,006	$
Loan held for sale	$837		$837
Interest rate floor-other assets	$1,678		$1,678
Interest rate swap-other assets	$13,693		$13,693
Interest rate swap-other liabilities	$(14,099)		$(14,099)

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2021 and 2020 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$780			$780
Other real estate owned	$487			$487

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2020	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,884			$2,884
Other real estate owned	$527			$527

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$780	Appraisal of collateral	Appraisal adjustments	6.4% to 97.0% (65.2)%
			Liquidation expenses	3.0% to 6.0% (5.1)%
Other real estate owned	$487	Appraisal of collateral	Appraisal adjustments	35.9% to 35.9% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2020	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$2,884	Appraisal of collateral	Appraisal adjustments	9.0% to 97.0% (28.2)%
			Liquidation expenses	3.0% to 6.0% (5.5)%
Other real estate owned	$527	Appraisal of collateral	Appraisal adjustments	3.1% to 58.1% (29.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

The carrying and fair values of the Company’s financial instruments at December 31, 2021 and 2020 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2021	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$279,933	$279,933	$279,933
Investment securities:
Available-for-sale	517,321	517,321	191,574	$325,747
Common equity securities	140	140	140
Held-to-maturity	71,213	70,446		70,446
Loans held for sale	408	408		408
Net loans	2,300,790	2,261,586			$2,261,586
Accrued interest receivable	8,528	8,528		8,528
Mortgage servicing rights	882	1,357		1,357
Restricted equity securities (FHLB and other)	4,045	4,045		4,045
Interest rate floor	844	844		844
Interest rate swaps	9,026	9,026		9,026
Total	$3,193,130	$3,153,634
Financial liabilities:
Deposits	$2,963,397	$2,963,547		$2,963,547
Long-term debt	2,711	2,778		2,778
Subordinated debentures	33,000	32,337		32,337
Accrued interest payable	408	408		408
Interest rate swaps	8,811	8,811		8,811
Total	$3,008,327	$3,007,881

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2020	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$228,192	$228,192	$228,192
Investment securities:
Available-for-sale	295,911	295,911	18,905	$277,006
Common equity securities	138	138	138
Held-to-maturity	7,225	7,513		7,513
Loans held for sale	837	837		837
Net loans	2,150,638	2,145,752			$2,145,752
Accrued interest receivable	8,255	8,255		8,255
Mortgage servicing rights	838	1,269		1,269
Restricted equity securities (FHLB and other)	5,397	5,397		5,397
Interest rate floor	1,678	1,678		1,678
Interest rate swaps	13,693	13,693		13,693
Total	$2,712,802	$2,708,635
Financial liabilities:
Deposits	$2,437,113	$2,441,014		$2,441,014
Long-term debt	14,769	15,073		15,073
Subordinated debentures	33,000	33,096		33,096
Accrued interest payable	736	736		736
Interest rate swaps	14,099	14,099		14,099
Total	$2,499,717	$2,504,018

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate assets and issuances of debt. During the twelve months ended

December 31, 2021, the Company terminated the interest rate swap associated with floating-rate borrowings and accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amount was a loss of $25.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $452 will be reclassified as an increase to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2021, the Company had 84 interest rate swaps with an aggregate notional amount of $392,677 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and December 31, 2020.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of December 31, 2021 (1)		As of December 31, 2020		As of December 31, 2021 (1)			As of December 31, 2020
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$844	Other Assets	$1,678
Cash Flow Swap	$50,000					Other Liabilities	$		Other Liabilities	$485
Total derivatives designated as hedging instruments			$844		$1,678		$			$485

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$392,677	Other Assets	$9,026	Other Assets	$13,693	Other Liabilities		$8,811	Other Liabilities	$13,614

Total derivatives not designated as hedging instruments			$9,026		$13,693			$8,811		$13,614
(1)	Amounts include accrued interest
(2)	Notional amount of interest rate swaps at December 31, 2020 were $375,341

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of December 31, 2021 and December 31, 2020.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Loss	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		December 31, 2021		Income		December 31, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$401	$401		Interest Expense	$(23)	$(23)
Cash Flow Swap				Other expense	(25)	(25)
Interest Rate Floor (*)	$(228)	$(245)	$17	Interest Income	$543	$607	$(64)
Total	$173	$156	$17		$495	$559	$(64)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Gain	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		December 31, 2020		Income		December 31, 2020
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$(437)	$(437)		Interest Expense	$13	$13
Interest Rate Floor (*)	$1,178	$1,232	$(54)	Interest Income	$414	$478	$(64)
Total	$741	$795	$(54)		$427	$491	$(64)

*     Amounts disclosed are gross and not net of taxes.

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and comprehensive income as of December 31, 2021 and December 31, 2020.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the twelve months ended December 31,
	2021	2021	2020		2020
	Interest Income	Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$543	$(48)	$413		$13

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$543	$(23)	$413		$13
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring		$(25)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$607	$(48)	$477		$13
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(64)		$(64)	$

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s other derivative financial instruments on the consolidated statements of income and comprehensive income for the years ended December 31, 2021 and 2020.

		Amount of Gain	Amount of Gain
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Twelve Months Ended	Twelve Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	December 31, 2021	December 31, 2020

Interest Rate Swaps	Interest rate swap revenue	$136	$31

Fee Income	Fee income	$623	$2,290

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$9,870	$	$9,870	$3,218		$6,652

Offsetting of Derivative Liabilities
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$8,818	$	$8,818	$3,218	5,600	$

Offsetting of Derivative Assets
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$15,371	$	$15,371	$1,678		$13,693

Offsetting of Derivative Liabilities
as of December 31, 2020
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$14,099	$	$14,099	$1,678	12,421	$

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

As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,600. As of December 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $12,421. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral of $7,380 against its obligations under these agreements as of December 31, 2021, compared to having posted collateral of $15,360 with counterparties at December 31, 2020. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

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

As of December 31, 2021, 37,151 shares of the Company’s common stock were available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

In 2021, the Company awarded 4,403 shares of non-performance-based restricted stock and 15,415 performance-based restricted stock units under the 2017 Plan. In 2020, the Company awarded 3,615 shares of non-performance-based restricted stock and 12,654 performance-based restricted stock units under the 2017 Plan. In 2021, 3,128 shares of non-performance-based and 12,332 shares of performance based restricted stock granted under the 2017 Plan vested and there were no shares forfeited under the provisions of the 2017 Plan. In 2020, 1,920 shares of non-performance-based and 6,535 shares of performance based restricted stock granted under the 2017 Plan vested and there were 1,875 shares forfeited under the provisions of the 2017 Plan.

The non-performance restricted stock grants made in 2021, 2020 and 2019 vest equally over three years from the grant date. The performance-based restricted stock units vest three years after the grant date and include conditions based on the Company’s three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

The activity related to the 2017 Plan for each of the years ended December 31, 2021, 2020 and 2019 was as follows:

Year Ended December 31	2021	2020	2019
Nonvested, January 1	31,923	25,984	12,892
Granted shares	19,818	16,269	17,345
Vested shares	15,460	8,455	2,542
Forfeited shares		1,875	1,711
Nonvested, December 31	36,281	31,923	25,984

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

In 2021, the Company recognized $546 for awards granted under the 2017 Plan. In 2020, the Company recognized $570 for awards granted under the 2017 Plan. In 2019, the Company recognized $554 for awards granted. As of December 31, 2021, the Company had $855 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of 1.7 years.

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

The Company contributed $334, $371 and $357 to the ESOP for 2021, 2020 and 2019. In addition, the Company contribution of $1,245, $1,207 and $1,139 to the Retirement Profit Sharing Plan in 2021, 2020 and 2019, was comprised of a safe harbor contribution of $678, $655 and $627 and a discretionary match of $567, $552 and $512.

The Company established a SERP Plan to replace certain 401(k) plan benefits lost due to compensation limits imposed on qualified plans by federal tax law. The annual benefit is a maximum of 6% of the executive compensation in excess of Federal limits. The total liability associated with this plan was $161 and $142 at December 31, 2021 and 2020, respectively. The expense associated with the plan was $19, $9 and $17 for 2021, 2020 and 2019 respectively.

The Company has SERPs for the benefit of certain officers. At December 31, 2021 and 2020, other liabilities include $2,573 and $2,351 accrued under the plans. Compensation expense includes approximately $424, $461 and $360 relating to these SERPs for the years ended December 31, 2021, 2020 and 2019, respectively.

Under the Employees’ Pension Plan, currently frozen, amounts computed on an actuarial basis were being paid by the Company into a trust fund. The plan provided for fixed benefits payable for life upon retirement at the age of 65, based on length of service and compensation levels as defined in the plan. As of June 22, 2008 no further benefits are being accrued in this plan. Plan assets of the trust fund are invested and administered by the Trust Department of the Company.

Information related to the Employees’ Pension Plan is as follows:

	Pension Benefits
December 31	2021	2020
Change in benefit obligation:
Benefit obligation, beginning	$19,113	$17,491
Interest cost	419	544
Change in experience gain	(49)	(291)
Change in actuarial assumptions	(603)	2,159
Benefits paid	(814)	(790)
Benefit obligation, ending	18,066	19,113
Change in plan assets:
Fair value of plan assets, beginning	17,628	16,930
Actual return on plan assets	2,443	1,488
Employer contributions
Benefits paid	(814)	(790)
Fair value of plan assets, ending	19,257	17,628
Funded status at end of year	$1,191	$(1,485)

The Society of Actuaries updated the mortality scale within the mortality tables from MP 2020 to MP 2021 which the Company utilized in its pension plan remeasurements at December 31, 2021 and 2020. The change in the discount rate, coupled with changes in the mortality assumption, resulted in an decrease to the benefit obligation of $603 in 2021 and an increase of $2,159 in 2020.

Amounts recognized in the consolidated balance sheets are as follows:

	Pension Benefits
December 31	2021	2020

(Other Assets)/Other Liabilities	$(1,190)	$1,485
Amounts recognized in the accumulated other comprehensive income (loss) consist of:
Net actuarial gain	(5,868)	(7,977)
Deferred taxes	1,232	1,675

Net amount recognized	$(4,636)	$(6,302)

The accumulated benefit obligation for the defined benefit pension plan was $18,066 and $19,113 at December 31, 2021 and 2020, respectively.

Components of net periodic pension income and other amounts recognized in other comprehensive loss are as follows:

	Pension Benefits
Years Ended December 31,	2021	2020	2019
Net periodic pension income:
Interest cost	$419	$544	$639
Expected return on plan assets	(1,288)	(1,236)	(1,084)
Amortization of unrecognized net loss	301	218	227
Net periodic pension income:	(568)	(474)	(218)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	419	544	639
Deferred tax	(88)	(114)	(134)
Total recognized in other comprehensive income (loss)	331	430	505
Total recognized in net period pension cost and other comprehensive income (loss)	$(237)	$(44)	$287

Weighted-average assumptions used to determine benefit obligations and related expenses were as follows:

	Pension Benefits
December 31,	2021	2020	2019
Discount rate:
Obligation	2.59%	2.25%	3.25%
Expense	2.25	3.25	4.00
Expected long-term return on plan assets	7.50%	7.50%	7.50%

The expected long-term return on plan assets was determined using average historical returns of the Company’s plan assets.

The Company’s pension plan weighted-average asset allocations at December 31, 2021 and 2020, by asset category are as follows:

December 31,	2021	2020
Asset Category:
Cash and cash equivalents	4.8%	6.8%
Equity securities	67.4	63.3
Corporate bonds	19.6	20.7
U.S. government securities	8.2	9.2
	100.0%	100.0%

Fair value measurement of pension plan assets at December 31, 2021 and 2020 is as follows:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2021	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$918	$918		$
Equity securities:
U.S. large cap	11,940	11,940
International	1,039	1,039
Fixed income securities:
U.S. Treasuries	214		$214
U.S. government agencies	1,371		1,371
Corporate bonds	3,775		3,775
Total	$19,257	$13,897	$5,360	$

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Observable
		Assets	Inputs	Inputs
December 31, 2020	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,203	$1,203		$
Equity securities:
U.S. large cap	10,266	10,266
International	888	888
Fixed income securities:
U.S. Treasuries	216		$216
U.S. government agencies	1,400		1,400
Corporate bonds	3,655		3,655
Total	$17,628	$12,357	$5,271	$

The Company investment policies and strategies with respect to the pension plan include: (i) the Trust and Investment Division’s equity philosophy is large-cap core with a value bias (we invest in individual high-grade common stocks that are selected from our approved list); (ii) diversification is maintained by having no more than 20% in any industry sector and no individual equity representing more than 10% of the portfolio; and (iii) the fixed income style is conservative but also responsive to the various needs of our individual clients. Fixed income securities consist of U.S. government agencies or corporate bonds rated “A” or better. The Company targets the following allocation percentages: (i) cash equivalents 10%; (ii) fixed income 40%; and (iii) equities 50%.

There is no Company stock included in equity securities at December 31, 2021 or 2020. The Company has not determined the amount of the expected contribution to the Employees’ Pension Plan for 2021.

The following benefit payments are expected to be paid in the next five years and in the aggregate for the five years thereafter:

Pension Benefits
2022	$878
2023	901
2024	952
2025	984
2026	1,015
Thereafter	5,020

18. Income taxes:

The current and deferred amounts of the provision for income taxes expense (benefit) for each of the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

Year Ended December 31	2021	2020	2019
Current	$9,548	$6,600	$2,761
Deferred	450	(1,779)	394
Total income tax expense	$9,998	$4,821	$3,155

The components of the net deferred tax asset at December 31, 2021 and 2020 are summarized as follows:

December 31	2021	2020

Deferred tax assets:
Allowance for loan losses	$5,960	$5,742
Lease liability	1,846	1,349
Defined benefit plan		1,108
Deferred compensation	884	789
Deferred loan fees	1,215	1,368
Investment securities available-for-sale	379
Other	86	170
Total	10,370	10,526
Deferred tax liabilities:
Lease right-of-use assets	1,798	1,319
Premises and equipment, net	1,441	1,455
Merger related accounting	572	694
Deferred loan costs	885	936
Defined benefit plan	75
Investment securities available-for-sale		2,033
Other	244	321
Total	5,015	6,758
Net deferred tax asset	$5,355	$3,768

Management believes that future taxable income will be sufficient to utilize deferred tax assets. Core earnings of the Company have remained strong and will continue to support the recognition of the deferred tax asset based on future growth projections.

A reconciliation between the amount of the effective income tax expense and the income tax expense that would have been provided at the federal statutory rate of 21.0 percent for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 is summarized as follows:

	2021		2020		2019
Year Ended December 31	Amount	%	Amount	%	Amount	%

Provision for income tax at statutory rate	$11,239	21.00%	$7,177	21.00%	$6,067	21.00%
State tax, net of federal benefit	475	0.89
Tax exempt interest	(1,194)	(2.23)	(1,032)	(3.02)	(1,299)	(4.50)
Bank owned life insurance income	(119)	(0.22)	(299)	(0.87)	(159)	(0.55)
Residential housing program tax credits	(1,091)	(2.04)	(1,094)	(3.20)	(1,094)	(3.79)
Other, net	688	1.29	69	0.19	(360)	(1.25)
Total	$9,998	18.69%	$4,821	14.10%	$3,155	10.91%

19. Parent Company financial statements:

CONDENSED BALANCE SHEETS

December 31	2021	2020
Assets:
Cash and cash equivalents	$4,044	$1,069
Equity securities	140	138
Investment in bank subsidiary	368,427	348,584
Other assets	703	273
Total assets	$373,314	$350,064

Liabilities and Stockholders’ Equity:
Subordinated debt	$33,000	33,000
Accrued interest payable	148	148
Other liabilities	39	$39
Stockholders’ equity	340,127	316,877
Total liabilities and stockholders’ equity	$373,314	$350,064

CONDENSED STATEMENTS OF INCOME

Year Ended December 31	2021	2020	2019
Income:
Dividends from subsidiaries	$17,593	$10,518	$10,131
Other income	4	8	8
Net gain realized on sale of equity securities		29
Unrealized holding gains (losses) on equity securities	2	(35)	132
Total income	17,599	10,520	10,271
Expense:
Interest expense on subordinated debt	1,774	1,035
Other expenses	222	200	145
Total expenses	1,996	1,235	145
Income before taxes and undistributed income	15,603	9,285	10,126
Income tax benefit	(410)	(255)	(1)
Income before undistributed income of subsidiaries	16,013	9,540	10,127
Equity in undistributed net income of subsidiaries	27,506	19,814	15,609
Net income	$43,519	$29,354	$25,736

condensed Statements of Cash Flows

Year Ended December 31	2021	2020	2019
Cash flows from operating activities:
Net income	$43,519	$29,354	$25,736
Adjustments:
Net losses (gains) on investment securities	(2)	6	(132)
Undistributed net income of subsidiaries	(27,506)	(19,814)	(15,609)
Decrease in other assets	(429)	(255)	(302)
Increase (decrease) in other liabilities		148
Stock based compensation	546	570	554
Increase in due from subsidiaries			1,974
Net cash provided by operating activities	16,128	10,009	12,221
Cash flows from investing activities:
Purchase of equity securities
Sale of equity securities		279
Net cash provided by (used in) investing activities		279
Cash flows used in financing activities:
Proceeds from subordinated debt		33,000
Investment in subsidiary		(30,000)
Retirement of stock	(2,361)	(6,893)	(634)
Cash dividends paid	(10,792)	(10,518)	(10,131)
Net cash used in financing activities	(13,153)	(14,411)	(10,765)
Increase (decrease) in cash	2,975	(4,123)	1,456
Cash at beginning of year	1,069	5,192	3,736
Cash at end of year	$4,044	$1,069	$5,192

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

Although subject to the aforementioned regulatory restrictions, the Company’s consolidated retained earnings at December 31, 2021 and 2020 were not restricted under any borrowing agreement as to payment of dividends or reacquisition of common stock.

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

The amount of funds available for transfer from Peoples Bank to the Company in the form of loans and other extensions of credit is also limited. Under Federal regulation, transfers to any one affiliate are limited to 10.0 percent of capital and surplus. At December 31, 2021, the maximum amount available for transfer from Peoples Bank to the Company in the form of loans amounted to $33,877. At December 31, 2021 and 2020, there were no loans outstanding, nor were any advances made during 2021 and 2020.

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

Peoples Bank met the capital requirement for the “well capitalized” category under the regulatory framework for prompt corrective action at December 31, 2021. To be categorized as well capitalized, Peoples Bank must maintain certain minimum Tier I risk-based, total risk-based and Tier I Leverage ratios as set forth in the following tables. The Tier I Leverage ratio is defined as Tier I capital to total average assets less intangible assets. Regulators may assign Peoples Bank to a lower capitalization category based on factors other than capital.

The Company and Peoples Bank’s actual capital ratios at December 31, 2021 and 2020, and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$281,802	12.32%	$102,949	4.50%
Peoples Bank	310,102	13.76	101,449	4.50	$146,538	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	281,802	12.32	137,266	6.00
Peoples Bank	310,102	13.76	135,266	6.00	180,355	8.00
Total capital to risk-weighted assets:
Consolidated	310,185	13.56	183,021	8.00
Peoples Bank	338,284	15.01	180,355	8.00	225,443	10.00
Tier 1 capital to average assets:
Consolidated	281,802	9.16	123,013	4.00
Peoples Bank	310,102	9.58%	129,476	4.00%	161,845	5.00%

					Minimum to be Well
					Capitalized under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital to risk-weighted assets:
Consolidated	$250,397	12.16%	$92,631	4.50%
Peoples Bank	282,104	13.73	92,461	4.50	$133,554	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	250,397	12.16	123,508	6.00
Peoples Bank	282,104	13.73	123,281	6.00	164,374	8.00
Total capital to risk-weighted assets:
Consolidated	310,741	15.10	164,677	8.00
Peoples Bank	307,807	14.98	164,374	8.00	205,468	10.00
Tier 1 capital to average assets:
Consolidated	250,397	9.28	107,878	4.00
Peoples Bank	282,104	10.08%	111,891	4.00%	139,864	5.00%

21. Contingencies:

Neither the Company nor any of its property is subject to any material legal proceedings. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of pending and threatened lawsuits will have a material effect on the operating results or financial position of the Company.

22. Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) included in stockholders’ equity at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Net unrealized gain (loss) on investment securities available-for-sale	$(1,791)	$9,696
Income tax expense (benefit)	(376)	2,036
Net of income taxes	(1,415)	7,660
Benefit plan adjustments	(5,868)	(7,977)
Income tax benefit	(1,232)	(1,675)
Net of income taxes	(4,636)	(6,302)
Derivative adjustments	680	1,002
Income tax	143	211
Net of income taxes	537	791
Accumulated other comprehensive income (loss)	$(5,514)	$2,149

Other comprehensive income (loss) and related tax effects for the years ended December 31, 2021, 2020 and 2019 are as follows:

Year Ended December 31,	2021	2020	2019
Unrealized gain (loss) on investment securities available-for-sale	$(11,487)	$8,779	$5,109
Net gain on the sale of investment securities available-for-sale (1)		(918)	(23)
Other comprehensive income on available-for-sale debt securities	(11,487)	7,861	5,086
Benefit plans:
Amortization of actuarial loss (2)	301	218	227
Actuarial gain (loss)	1,808	(1,616)	412
Net change in benefit plan liabilities	2,109	(1,398)	639
Net change in derivatives	(322)	315	441
Other comprehensive loss before taxes	(9,700)	6,778	6,166
Income tax (benefit)	(2,037)	1,424	1,295
Other comprehensive income (loss)	$(7,663)	$5,354	$4,871

(1)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in gains on sale of investment securities on the consolidated statements of income and comprehensive income.
(2)	Represents amounts reclassified out of accumulated comprehensive income (loss) and included in the computation of net periodic pension expense. Refer to Note 17 included in these consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Internal Controls

At December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at December 31, 2021, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and fair presentation of the accompanying consolidated balance sheets of Peoples Financial Services Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, in accordance with accounting principles generally accepted in the United States. This responsibility includes: establishing, implementing and maintaining adequate internal controls relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable under the circumstances. We are also responsible for compliance with the laws and regulations relating to safety and soundness that are designated by the Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and the Pennsylvania Department of Banking and Securities.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management, including our CEO and CFO, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Our management’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting.

Based on its assessment, management believes that our internal control over financial reporting was effective as of December 31, 2021.

Baker Tilly US, LLP, the Company’s independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2021 has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. That report is included in Item 8 of this Annual Report on Form 10-K.

/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)
/s/ John R. Anderson III
John R. Anderson III Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accounting Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Part Iv

Item 15.	Exhibits, Financial Statement Schedules.
(a)	(1). The following consolidated financial statements are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 23)

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2). Financial statement schedules are not applicable or included in the financial statements or related notes. The listing of exhibits is set forth on the Exhibit Index beginning on page E-1 and is incorporated in this Item 15 by reference.

Item  16. Form 10-K Summary.

We have elected to omit the optional summary of information included in this Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Peoples Financial Services Corp. Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K filed with the Commission on March 17, 2014).
3.2

Articles of Amendment to the Articles of Incorporation of Peoples Financial Services Corp., effective as of May 19, 2020 (Incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed with the Commission on August 10, 2020)

3.3	Amended and Restated Bylaws of Peoples Financial Services Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the Commission on December 2, 2013)
4.1	The Registrant agrees to furnish to the Commission upon request copies of all instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries.
10.1	Peoples Financial Services Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of registrant’s current report on Form 8-K filed with the SEC on May 23, 2017)*
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

Exhibit No.	Description of Exhibit

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

Name	Title	Date

/s/ William E. Aubrey II	Director and Chairman of the Board	March 16, 2022
William E. Aubrey II

/s/ Craig W. Best	Director and Chief Executive Officer	March 16, 2022
Craig W. Best	(Principal Executive Officer)

/s/ John R. Anderson III	Executive Vice President and Chief Financial Officer	March 16, 2022
John R. Anderson III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sandra L. Bodnyk	Director	March 16, 2022
Sandra L. Bodnyk

/s/ Ronald G. Kukuchka	Director	March 16, 2022
Ronald G. Kukuchka

Name	Title	Date

/s/ Richard S. Lochen, Jr.	Director	March 16, 2022
Richard S. Lochen, Jr.

/s/ James B. Nicholas	Director	March 16, 2022
James B. Nicholas

/s/ Joseph T. Wright, Jr.	Director	March 16, 2022
Joseph T. Wright, Jr.