Form 10-Q
period 2022-03-31
PEOPLES FINANCIAL SERVICES CORP.
filed 2022-05-09
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,171,958 at May l, 2022.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended March 31, 2022

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents
Cash and due from banks	$35,863	$30,415
Interest-bearing deposits in other banks	4,440	7,093
Federal funds sold	101,200	242,425
Total cash and cash equivalents	141,503	279,933

Investment securities:
Available-for-sale	535,482	517,321
Equity investments carried at fair value	144	140
Held-to-maturity: Fair value March 31, 2022, $89,280; December 31, 2021, $70,446	95,829	71,213
Total investment securities	631,455	588,674
Loans	2,397,681	2,329,173
Less: allowance for loan losses	28,407	28,383
Net loans	2,369,274	2,300,790
Loans held for sale	161	408
Premises and equipment, net	51,977	51,502
Accrued interest receivable	9,221	8,528
Goodwill	63,370	63,370
Intangible assets, net	372	468
Bank owned life insurance	43,828	42,754
Other assets	41,640	33,056
Total assets	$3,352,801	$3,369,483

Liabilities:
Deposits:
Noninterest-bearing	$759,986	$737,756
Interest-bearing	2,204,878	2,225,641
Total deposits	2,964,864	2,963,397
Long-term debt	2,182	2,711
Subordinated debentures	33,000	33,000
Accrued interest payable	844	408
Other liabilities	31,450	29,841
Total liabilities	3,032,340	3,029,357

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,179,037 shares at March 31, 2022 and 7,169,372 shares at December 31, 2021	14,352	14,341
Capital surplus	127,192	127,549
Retained earnings	210,584	203,750
Accumulated other comprehensive loss	(31,667)	(5,514)
Total stockholders’ equity	320,461	340,126
Total liabilities and stockholders’ equity	$3,352,801	$3,369,483

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2022	2021
Interest income:
Interest and fees on loans:
Taxable	$20,853	$20,900
Tax-exempt	1,161	870
Interest and dividends on investment securities:
Taxable	1,972	1,243
Tax-exempt	510	390
Dividends		23
Interest on interest-bearing deposits in other banks	2	2
Interest on federal funds sold	73	49
Total interest income	24,571	23,477

Interest expense:
Interest on deposits	1,468	2,092
Interest on short-term borrowings		71
Interest on long-term debt	28	103
Interest on subordinated debt	444	443
Total interest expense	1,940	2,709
Net interest income	22,631	20,768
Provision (credit) for loan losses	300	(500)
Net interest income after provision for loan losses	22,331	21,268

Noninterest income:
Service charges, fees, commissions and other	1,692	1,184
Merchant services income	114	93
Commission and fees on fiduciary activities	555	533
Wealth management income	351	358
Mortgage banking income	144	312
Increase in cash surrender value of life insurance	218	219
Interest rate swap revenue	343	797
Net gain on equity investment securities	4	21
Total noninterest income	3,421	3,517

Salaries and employee benefits expense	8,040	6,570
Net occupancy and equipment expense	3,825	3,267
Amortization of intangible assets	96	125
Professional fees and outside services	470	439
FDIC insurance and assessments	326	260
Donations	334	339
Other expenses	1,198	1,629
Total noninterest expense	14,289	12,629
Income before income taxes	11,463	12,156
Income tax expense	1,833	2,678
Net income	9,630	9,478

Other comprehensive loss:
Unrealized loss on investment securities available-for-sale	(32,612)	(7,750)
Change in derivative fair value	(493)	242
Other comprehensive loss	(33,105)	(7,508)
Income tax benefit	(6,952)	(1,577)
Other comprehensive loss, net of income taxes	(26,153)	(5,931)
Comprehensive income (loss)	$(16,523)	$3,547

Per share data:
Net income:
Basic	$1.34	$1.31
Diluted	$1.33	$1.31
Average common shares outstanding:
Basic	7,172,455	7,210,952
Diluted	7,216,421	7,246,016
Dividends declared	0.39	0.37

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			9,630		9,630
Other comprehensive loss, net of income taxes				(26,153)	(26,153)
Dividends declared: $0.39 per share			(2,796)		(2,796)
Stock based compensation		(28)			(28)
Restricted stock issued: 12,332 shares, (unearned income $210k)	24	(24)
Share retirement: 6,714 shares	(13)	(305)			(318)
Balance, March 31, 2022	$14,352	$127,192	$210,584	$(31,667)	$320,461

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			9,478		9,478
Other comprehensive loss, net of income taxes				(5,931)	(5,931)
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		89			89
Restricted stock issued: 9,192 shares, (unearned income $182k)	18	(18)
Share retirement: 13,101 shares	(26)	(491)			(517)
Balance, March 31, 2021	$14,423	$128,854	$177,836	$(3,782)	$317,331

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2022	2021
Cash flows from operating activities:
Net income	$9,630	$9,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	663	680
Amortization of right-of-use lease asset	146	109
Accretion of deferred loan fees, net	949	626
Amortization of intangibles	96	125
Amortization of low income housing partnerships	121	120
Provision (credit) for loan losses	300	(500)
Net unrealized gain on equity investment securities	(4)	(21)
Net (gain) loss on sale of other real estate owned	(458)	10
Loans originated for sale	(3,798)	(4,869)
Proceeds from sale of loans originated for sale	4,069	5,382
Net gain on sale of loans originated for sale	(24)	(134)
Net amortization of investment securities	431	260
Gain on sale of premises and equipment	(5)
Increase in cash surrender value of life insurance	(218)	(219)
Deferred income tax expense	4	620
Stock based compensation	(28)	89
Net change in:
Accrued interest receivable	(693)	49
Other assets	(3,869)	(918)
Accrued interest payable	436	384
Other liabilities	1,388	383
Net cash provided by operating activities	9,136	11,654
Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale
Proceeds from repayments of investment securities:
Available-for-sale	12,897	12,876
Held-to-maturity	1,207	58
Purchases of investment securities:
Available-for-sale	(64,051)	(58,726)
Held-to-maturity	(25,873)
Net redemption (purchase) of restricted equity securities	1,352	(64)
Net increase in loans	(69,733)	(2,296)
Purchases of premises and equipment	(1,284)	(521)
Proceeds from the sale of premises and equipment	5
Investment in bank owned life insurance	(1,081)
Proceeds from bank owned life insurance	225
Proceeds from sale of other real estate owned	946	549
Net cash used in investing activities	(145,390)	(48,124)
Cash flows from financing activities:
Net increase in deposits	1,467	113,303
Repayment of long-term debt	(529)	(505)
Net increase in short-term borrowings		1,980
Retirement of common stock	(318)	(517)
Cash dividends paid	(2,796)	(2,665)
Net cash (used in) provided by financing activities	(2,176)	111,596
Net (decrease) increase in cash and cash equivalents	(138,430)	75,126
Cash and cash equivalents at beginning of period	279,933	228,192
Cash and cash equivalents at end of period	$141,503	$303,318

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Three Months Ended March 31,	2022		2021
Supplemental disclosures:
Cash paid during the period for:
Interest		$1,504	$2,325
Income taxes		35
Noncash items:
Transfers of loans to other real estate	$		$57

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three months ended and as of March 31, 2022, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that are particularly susceptible to material change in the near term relate to the determination of the allowance for loan losses, fair value of financial instruments, the valuation of deferred tax assets, and impairment of goodwill. Actual results could differ from those estimates. For additional information and disclosures required under GAAP, reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021.

Second Quarter Dividend Declaration

On April 29, 2022, the Board of Directors declared a second quarter dividend of $0.39 per share. The dividend is payable June 15, 2022 to shareholders of record May 31, 2022.

Recent accounting standards:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the required effective dates. The following should be read in conjunction with "Note 1 Summary of significant accounting policies" of the Notes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross writeoffs by year of origination for financing receivables.  The Company is required to adopt this guidance effective January 1, 2023. The Company does not believe adoption of this ASU will have a material impact on its financial results and will add the required disclosures for gross chargeoffs in its financial statements upon adoption of the new standard.

ASU 2020-04, Reference Rate Reform (Topic 848) provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments in Update 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The guidance includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. Some specific optional expedients are as follows:

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive loss included in stockholders’ equity at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Net unrealized loss on investment securities available-for-sale	$(34,403)	$(1,791)
Income tax benefit	(7,225)	(376)
Net of income taxes	(27,178)	(1,415)
Benefit plan adjustments	(5,868)	(5,868)
Income tax benefit	(1,232)	(1,232)
Net of income taxes	(4,636)	(4,636)
Derivative adjustments	187	680
Income tax	40	143
Net of income taxes	147	537
Accumulated other comprehensive loss	$(31,667)	$(5,514)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021:

	2022		2021
For the Three Months Ended March 31,	Basic	Diluted	Basic	Diluted
Net income	$9,630	$9,630	$9,478	$9,478
Average common shares outstanding	7,172,455	7,216,421	7,210,952	7,246,016
Earnings per share	$1.34	$1.33	$1.31	$1.31

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$250,268	$28	$12,624	$237,672
U.S. government-sponsored enterprises	28,174	31	184	28,021
State and municipals:
Taxable	69,027	106	6,021	63,112
Tax-exempt	99,805	505	6,843	93,467
Residential mortgage-backed securities:
U.S. government agencies	1,563	9	1	1,571
U.S. government-sponsored enterprises	105,652	50	9,168	96,534
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,396	14	129	12,281
Corporate debt securities	3,000		176	2,824
Total	$569,885	$743	$35,146	$535,482
Held-to-maturity:
Tax-exempt state and municipals	$11,266	$30	$653	$10,643
Residential mortgage-backed securities:
U.S. government agencies	18,511		1,315	17,196
U.S. government-sponsored enterprises	66,052	1	4,612	61,441
Total	$95,829	$31	$6,580	$89,280

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$193,849	$107	$2,382	$191,574
U.S. government-sponsored enterprises	33,435	343		33,778
State and municipals:
Taxable	69,066	994	1,082	68,978
Tax-exempt	96,412	2,452	614	98,250
Residential mortgage-backed securities:
U.S. government agencies	1,790	53		1,843
U.S. government-sponsored enterprises	109,018	939	2,925	107,032
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,542	406		12,948
Corporate debt securities	3,000		82	2,918
Total	$519,112	$5,294	$7,085	$517,321
Held-to-maturity:
Tax-exempt state and municipals	$11,476	$126	$56	$11,546
Residential mortgage-backed securities:
U.S. government agencies	18,802		392	18,410
U.S. government-sponsored enterprises	40,935	3	448	40,490
Total	$71,213	$129	$896	$70,446

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $3,413 and $4,003 at March 31, 2022 and December 31, 2021, respectively, and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 at March 31, 2022 and December 31, 2021, respectively, which are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) quarterly. As of March 31, 2022, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at March 31, 2022, is summarized as follows:

Fair
March 31, 2022	Value
Within one year	$19,709
After one but within five years	205,581
After five but within ten years	95,545
After ten years	101,618
422,453
Mortgage-backed and other amortizing securities	113,029
Total	$535,482

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at March 31, 2022, is summarized as follows:

	Amortized	Fair
March 31, 2022	Cost	Value
After five but within ten years	$8,098	$7,657
After ten years	3,168	2,986
	11,266	10,643
Mortgage-backed securities	84,563	78,637
Total	$95,829	$89,280

Securities with a carrying value of $186,388 and $203,580 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At March 31, 2022 and December 31, 2021, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$230,144	$12,624			$230,144	$12,624
U.S. government-sponsored enterprises	13,918	184			13,918	184
State and municipals:
Taxable	47,356	4,074	$11,711	$1,947	59,067	6,021
Tax-exempt	59,847	5,420	13,125	2,076	72,972	7,496
Residential mortgage-backed securities:
U.S. government agencies	17,193	1,316			17,193	1,316
U.S. government-sponsored enterprises	91,894	6,551	58,780	7,229	150,674	13,780
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	10,042	129			10,042	129
Corporate debt securities	2,356	144	468	32	2,824	176
Total	$472,750	$30,442	$84,084	$11,284	$556,834	$41,726

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$179,974	$2,382			$179,974	$2,382
State and municipals:
Taxable	26,827	718	$8,008	$364	34,835	1,082
Tax-exempt	38,693	357	10,319	313	49,012	670
Residential mortgage-backed securities:
U.S. government agencies	18,398	392			18,398	392
U.S. government-sponsored enterprises	77,875	1,454	48,276	1,919	126,151	3,373
Corporate debt securities	2,449	51	470	31	2,919	82
Total	$344,216	$5,354	$67,073	$2,627	$411,289	$7,981

The Company had 50 U.S. Treasury securities, 3 U.S. government-sponsored enterprises securities, 45 mortgage-backed securities, 97 tax-exempt municipals, 62 taxable municipals and 5 corporate bonds that were in unrealized loss positions at March 31, 2022. Of these securities, one corporate bond, 23 tax-exempt municipals, 10 mortgage-backed securities and 14 taxable municipals were in a continuous unrealized loss position for twelve months or more. Management does not consider the unrealized losses on the debt securities, as a result of significantly higher market interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no known material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at March 31, 2022. There was no OTTI recognized for the three months ended March 31, 2022 and 2021.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at March 31, 2022 and December 31, 2021 are summarized as follows. The Company had net deferred loan origination fees of $618 and $1,567 at March 31, 2022 and December 31, 2021, respectively. The decrease to the fees since yearend is due in part to the forgiveness by the Small Business Administration (“SBA”) of Paycheck Protection Program (“PPP”) loans.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
Commercial	$580,758	$613,127
Real estate:
Commercial	1,436,196	1,343,539
Residential	306,068	297,624
Consumer	74,659	74,883
Total	$2,397,681	$2,329,173

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years or five years, if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. PPP fees are deferred and accreted into interest income over the contractual period of 24 months or 60 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.

The Bank originated additional loans through the PPP, which expired on May 31, 2021.  During 2021, the Bank had generated and received SBA approval on 1,062 PPP loans totaling $121.6 million and generated $4.3 million in related deferred PPP net fees.

Net deferred loan origination fees remaining related to PPP loans is $740 at March 31, 2022, compared to $1,659 at December 31, 2021. The PPP loans are included in the commercial loan classification and had an outstanding balance at March 31, 2022 of $38,680 comprised of $25,444 remaining from those originated during 2021 as part of round two and $13,236 remaining from loans originated during 2020 under round one of the program. At December 31, 2021, PPP loans had outstanding balances totaling $68,893. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. The outstanding balance is considered current at March 31, 2022 and December 31, 2021.

The changes in the allowance for loan losses account by major classification of loan for the three months ended March 31, 2022 and 2021 are summarized as follows:

		Real estate
March 31, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2022	$8,453	$15,928	$3,209	$793	$28,383
Charge-offs	(161)	(132)		(62)	(355)
Recoveries	9	16	3	51	79
Provisions (credits)	(708)	977	43	(12)	300
Ending balance	$7,593	$16,789	$3,255	$770	$28,407

		Real estate
March 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2021	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(15)	(96)	(22)	(62)	(195)
Recoveries	61	58	1	14	134
Provisions (credits)	(565)	182	(114)	(3)	(500)
Ending balance	$8,215	$14,703	$2,994	$871	$26,783

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at March 31, 2022 and December 31, 2021 is summarized as follows:

		Real estate
March 31, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$7,593	$16,789	$3,255	$770	$28,407
Ending balance: individually evaluated for impairment	21	45	49	—	115
Ending balance: collectively evaluated for impairment	$7,572	$16,744	$3,206	$770	$28,292
Loans receivable:
Ending balance	$580,758	$1,436,196	$306,068	$74,659	$2,397,681
Ending balance: individually evaluated for impairment	159	3,188	1,148	—	4,495
Ending balance: collectively evaluated for impairment	$580,599	$1,433,008	$304,920	$74,659	$2,393,186

		Real estate
December 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,453	$15,928	$3,209	$793	$28,383
Ending balance: individually evaluated for impairment	40	109	26		175
Ending balance: collectively evaluated for impairment	$8,413	$15,819	$3,183	$793	$28,208
Loans receivable:
Ending balance	$613,127	$1,343,539	$297,624	$74,883	$2,329,173
Ending balance: individually evaluated for impairment	199	2,890	1,273		4,362
Ending balance: collectively evaluated for impairment	$612,928	$1,340,649	$296,351	$74,883	$2,324,811

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at March 31, 2022 and December 31, 2021:

		Special
March 31, 2022	Pass	Mention	Substandard	Doubtful		Total
Commercial	$571,829	$8,089	$840		$—	$580,758
Real estate:
Commercial	1,421,727	8,322	6,147			1,436,196
Residential	304,324	127	1,617			306,068
Consumer	74,452		207			74,659
Total	$2,372,332	$16,538	$8,811	$		$2,397,681

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful		Total
Commercial	$611,151	$896	$1,080		$—	$613,127
Real estate:
Commercial	1,324,646	13,939	4,954			1,343,539
Residential	294,892	333	2,399			297,624
Consumer	74,744		139			74,883
Total	$2,305,433	$15,168	$8,572	$		$2,329,173

The increase to special mention commercial loans is primarily the result of the downgrade of one credit with an outstanding balance of $7.8 million due to insufficient cash flows as the borrower’s operations have not stabilized in the anticipated timeframe.  The decrease to special mention commercial real estate loans is due in part to an upgrade of a $3.5 million credit resulting from improved financial performance and satisfactory repayment history, and the $0.8 million downgrade to ‘substandard’ of one credit and $0.2 million charge-off to a second credit of a commercial relationship.   Substandard residential real estate loans decreased $0.8 million primarily due to the payoff of a $0.5 million credit.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Information concerning nonaccrual loans by major loan classification at March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Commercial	$146	$185
Real estate:
Commercial	2,143	1,793
Residential	575	694
Consumer	206	139
Total	$3,070	$2,811

The increase to non-accrual loans since year end was due primarily to the addition of a $0.8 million commercial real estate loan due to its delinquency status; the loan was subsequently paid-off during April 2022.  Partially offsetting the increase was the payoff of a $0.5 million non-accrual real estate loan.

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
March 31, 2022	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$60	$14	$126	$200	$580,558	$580,758
Real estate:
Commercial	326	—	1,242	1,568	1,434,628	1,436,196
Residential	1,794	11	249	2,054	304,014	306,068	$103
Consumer	542	188	95	825	73,834	74,659
Total	$2,722	$213	$1,712	$4,647	$2,393,034	$2,397,681	$103

Improved credit quality resulted in lower levels of past due loans from year end.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$101	155	$158	$414	$612,713	$613,127
Real estate:
Commercial	768	$423	834	2,025	1,341,514	1,343,539
Residential	1,552	207	265	2,024	295,600	297,624	$13
Consumer	477	163	51	691	74,192	74,883
Total	$2,898	$948	$1,308	$5,154	$2,324,019	$2,329,173	$13

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three months ended March 31, 2022 and March 31, 2021, and as of and for the year ended December 31, 2021 by major loan classification:

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2022	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$138	$475		$148	$2
Real estate:
Commercial	2,748	3,505		2,562	12
Residential	874	1,047		874	4
Consumer	207	217		173
Total	3,967	5,244		3,757	18
With an allowance recorded:
Commercial	21	21	$21	31
Real estate:
Commercial	440	452	45	477	4
Residential	273	274	49	338	3
Total	734	747	115	846	7
Total impaired loans
Commercial	159	496	21	179	2
Real estate:
Commercial	3,188	3,957	45	3,039	16
Residential	1,147	1,321	49	1,212	7
Consumer	207	217		173
Total	$4,701	$5,991	$115	$4,603	$25

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$158	$481		$964	$13
Real estate:
Commercial	2,376	3,120		2,719	22
Residential	873	1,073		1,016	19
Consumer	139	148		100
Total	3,546	4,822		4,799	54
With an allowance recorded:
Commercial	41	41	40	1,091	15
Real estate:
Commercial	513	543	109	802	22
Residential	401	401	26	436	13
Consumer
Total	955	985	175	2,329	50
Total impaired loans
Commercial	199	522	40	2,055	28
Real estate:
Commercial	2,889	3,663	109	3,521	44
Residential	1,274	1,474	26	1,452	32
Consumer	139	148		100
Total	$4,501	$5,807	$175	$7,128	$104

				For the Quarter Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$673	$1,108		$1,462	$4
Real estate:
Commercial	3,280	4,051		2,826	6
Residential	1,121	1,241		1,104	6
Consumer	94	105		103
Total	5,168	6,505		5,495	16
With an allowance recorded:
Commercial	1,978	2,041	$697	2,012	5
Real estate:
Commercial	710	796	108	1,145	4
Residential	422	457	64	441	4
Consumer
Total	3,110	3,294	869	3,598	13
Total impaired loans
Commercial	2,651	3,149	697	3,474	9
Real estate:
Commercial	3,990	4,847	108	3,971	10
Residential	1,543	1,698	64	1,545	10
Consumer	94	105		103
Total	$8,278	$9,799	$869	$9,093	$29

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial real estate and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $1,503 at March 31, 2022, $1,649 at December 31, 2021 and $2,740 at March 31, 2021.

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

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2022 or 2021.

During the three months ended March 31, 2022, or 2021, there were no payment defaults on troubled debt restructurings.

6. Other assets:

The increase in other assets was due to the increase to the net deferred tax asset related to the higher unrealized loss of the available-for-sale securities portfolio. The components of other assets at March 31, 2022, and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Other real estate owned	$121	$609
Investment in low income housing partnership	5,780	5,900
Mortgage servicing rights	909	882
Restricted equity securities (FHLB and other)	3,455	4,045
Net deferred tax asset	12,303	5,355
Interest rate floor	333	844
Interest rate swaps	10,720	9,026
Other assets	8,019	6,395
Total	$41,640	$33,056

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

During the periods ended March 31, 2022 and December 31, 2021 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$237,672	$237,672		$
U.S. government-sponsored enterprises	28,021		$28,021
State and municipals:
Taxable	63,112		63,112
Tax-exempt	93,467		93,467
Mortgage-backed securities:
U.S. government agencies	1,571		1,571
U.S. government-sponsored enterprises	108,815		108,815
Corporate debt securities	2,824		2,824
Common equity securities	144	144
Total investment securities	$535,626	$237,816	$297,810	$
Loan held for sale	$161		$161
Interest rate floor-other assets	$333		$333
Interest rate swap-other assets	$10,720		$10,720
Interest rate swap-other liabilities	$(10,265)		$(10,265)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$191,574	$191,574		$
U.S. government-sponsored enterprises	33,778		$33,778
State and municipals:
Taxable	68,978		68,978
Tax-exempt	98,250		98,250
Mortgage-backed securities:
U.S. government agencies	1,843		1,843
U.S. government-sponsored enterprises	119,980		119,980
Corporate debt securities	2,918		2,918
Common equity securities	140	140
Total investment securities	$517,461	$191,714	$325,747	$
Loan held for sale	$408		$408
Interest rate floor-other assets	$844		$844
Interest rate swap-other assets	$9,026		$9,026
Interest rate swap-other liabilities	$(8,811)		$(8,811)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021 are summarized as follows:

Fair Value Measurement Using
			Quoted Prices in	Significant	Significant
			Active Markets for	Other Observable	Unobservable
			Identical Assets	Inputs	Inputs
March 31, 2022	Amount		(Level 1)	(Level 2)	(Level 3)
Impaired loans		$620			$620
Other real estate owned	$				$

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$780			$780
Other real estate owned	$487			$487

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
March 31, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$620	Appraisal of collateral	Appraisal adjustments	6.4% to 98.5% (68.3)%
			Liquidation expenses	3.0% to 6.0% (5.2)%
Other real estate owned	$—	Appraisal of collateral	Appraisal adjustments
Liquidation expenses

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$780	Appraisal of collateral	Appraisal adjustments	6.4% to 97.0% (65.2)%
			Liquidation expenses	3.0% to 6.0% (5.1)%
Other real estate owned	$487	Appraisal of collateral	Appraisal adjustments	35.9% to 35.9% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2022	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$141,503	$141,503	$141,503
Investment securities:
Available-for-sale	535,482	535,482	237,672	$297,810
Common equity securities	144	144	144
Held-to-maturity	95,829	89,280		89,280
Loans held for sale	161	161		161
Net loans	2,369,274	2,333,676			$2,333,676
Accrued interest receivable	9,221	9,221		9,221
Mortgage servicing rights	909	1,398		1,398
Restricted equity securities (FHLB and other)	3,455	3,455		3,455
Interest rate floor	333	333		333
Interest rate swaps	10,720	10,720		10,720
Total	$3,167,031	$3,125,373
Financial liabilities:
Deposits	$2,964,864	$2,960,470		$2,960,470
Long-term debt	2,182	2,214		2,214
Subordinated debentures	33,000	33,152		33,152
Accrued interest payable	844	844		844
Interest rate swaps	10,265	10,265		10,265
Total	$3,011,155	$3,006,945

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

For the three months ended March 31, salaries and employee benefits expense includes approximately $256 in 2022, and $306 in 2021 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended March 31,	2022	2021
Components of net periodic pension benefit:
Interest cost	$114	$105
Expected return on plan assets	(352)	(322)
Amortization of unrecognized net gain	50	76
Net periodic benefit	$(188)	$(141)

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

As of March 31, 2022, there were 17,365 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the three months ended March 31, 2022 and 2021, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 19,787 shares and 19,818 shares underlying such awards, respectively.

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

The Company recognized net compensation costs of $199 for the three months ended March 31, 2022 for awards granted under the 2017 Plan. The Company recognized compensation expense of $89 for the three months ended March 31, 2021 for awards granted under the 2017 Plan. As of March 31, 2022, the Company had $1,635 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.1 years.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income/expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and floors as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up-front premium. Such derivatives have been used to hedge the variable cash flows associated with existing variable-rate assets and issuances of debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $123 will be reclassified as an increase to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2022, the Company had 86 interest rate swaps with an aggregate notional amount of $399,121 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of March 31, 2022		As of December 31, 2021 (1)		As of March 31, 2022			As of December 31, 2021 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$333	Other Assets	$844

Total derivatives designated as hedging instruments			$333		$844		$			$0

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$399,121	Other Assets	$10,720	Other Assets	$9,026	Other Liabilities		$10,265	Other Liabilities	$8,811

Total derivatives not designated as hedging instruments			$10,720		$9,026			$10,265		$8,811
(1)	Amounts include accrued interest.
(2)	Notional amount of interest rate swaps at December 31, 2021 was $392,677.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of March 31, 2022 and March 31, 2021.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Gain (Loss)	Loss	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		March 31, 2022		Income		March 31, 2022
Derivatives in Cash Flow Hedging Relationships
Interest Rate Floor (*)	$(361)	$(439)	$78	Interest Income	$131	$147	$(16)
Total	$(361)	$(439)	$78		$131	$147	$(16)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	Loss
	Gain	Gain	Gain	Recognized from	Loss	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		March 31, 2021		Income		March 31, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$401	$401		Interest Expense	$(48)	$(23)	(25)
Interest Rate Floor (*)	$(76)	$(85)	$9	Interest Income	$133	$149	$(16)
Total	$325	$316	$9		$85	$126	$(41)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the three months ended March 31,
	2022		2022	2021		2021
	Interest Income		Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$131	$		$134		$(23)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$131	$		$134		$(23)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring		$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$147	$		$150	$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)			$(16)	$

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021.

		Amount of Gain	Amount of Gain
		Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income
	Recognized in Income on	Three Months Ended	Three Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	March 31, 2022	March 31, 2021

Interest Rate Swaps	Interest rate swap revenue	$240	$405

Fee Income	Fee income	$103	$392

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of March 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$11,053	$	$11,053	$9,395		$1,658

Offsetting of Derivative Liabilities
as of March 31, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$10,270	$	$10,270	$9,395	875	$

Offsetting of Derivative Assets
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$9,870	$	$9,870	$3,218		$6,652

Offsetting of Derivative Liabilities
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$8,818	$	$8,818	$3,218	5,600	$

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

As of March 31, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0. As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,600. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had no posted collateral as of March 31, 2022, compared to having posted collateral of $7,380 with counterparties at December 31, 2021. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at March 31, 2022 and December 31, 2021 are summarized as follows:

At the period end	March 31, 2022	December 31, 2021
Interest-bearing deposits:
Money market accounts	$605,686	$588,245
Now accounts	797,333	851,086
Savings accounts	515,169	491,796
Time deposits less than $250	200,345	203,719
Time deposits $250 or more	86,345	90,795
Total interest-bearing deposits	2,204,878	2,225,641
Noninterest-bearing deposits	759,986	737,756
Total deposits	$2,964,864	$2,963,397

Total deposits increased slightly by $1.5 million from December 31, 2021 as seasonal outflows of public fund non-maturity deposits and reductions to time deposits by customers seeking higher yields were replaced with consumer and commercial non-maturity deposits.

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. During the three months ended March 31, 2022 there were no short-term borrowings outstanding due to the Bank’s liquidity position. The table below outlines short-term borrowings at and for the year ended December 31, 2021:

At and for the year ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$	$13,973	$50,000	0.56%		%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At March 31, 2022, the maximum borrowing capacity was $970,621 of which $2,182 was outstanding in borrowings and $297,535 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2021, the maximum borrowing capacity was $896,130 of which $2,711 was outstanding in borrowings and $373,035 was used to issue standby letters of credit to collateralize public fund deposits.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Long-term debt consisting of advances from the FHLB at March 31, 2022 and December 31, 2021 are as follows:

	Interest Rate
Due	Fixed	March 31, 2022	December 31, 2021
March 2023	4.69	$2,182	2,711
		$2,182	$2,711

Maturities of long-term debt, by contractual maturity, for the remainder of 2022 and subsequent years are as follows:

2022	1,627
2023	555
$2,182

The advances from the FHLB totaling $2,182 are not convertible.

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

13. Income taxes

The Company’s effective tax rate was 16.0% for the three months ended March 31, 2022 compared to 22.0% for the three months ended March 31, 2021. The lower tax rate was due to a higher level of tax-exempt income in the current quarter and a $621 deferred tax adjustment related to prior periods in the quarter ended March 31, 2021. Excluding this adjustment, the effective tax rate would have been 16.9% for the three month period ended March 31, 2021.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements contained in Part I, Item 1 of this report, and with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the COVID-19 crisis and the governmental responses to the crisis; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Critical Accounting Policies:

Disclosure of our significant accounting policies is included in Note 1 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference. Some of these policies are particularly sensitive requiring significant judgments, estimates and assumptions.

Operating Environment:

During the first quarter of 2022, restrictive measures related to the COVID-19 pandemic began to ease, both on a national level and more specifically in the Company's market area. Most businesses have reopened at full capacity, which has improved commercial and consumer activity but still has not returned to pre-pandemic levels. Risk of further

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

resurgence and possible reimplementation of restrictions remains.  If there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows.

From a lending perspective, loan growth, excluding our PPP loan transactions, continued to improve during the first quarter as momentum from our entrance in two new markets continues and overall economic activity improves in all our markets.  The PPP loans have remaining balances of $38.7 million at March 31, 2022 and we expect the majority of these loans to be forgiven by year-end.

Inflation increased during the first quarter of 2022 to a level well above the Federal Open Market Committee’s (“FOMC”) long-term desired 2% level for items other than food and energy. For the 12 months ended March 31, 2022, the consumer price index (“CPI”) registered 4.0%. CPI registered 4.5% for the 12 months ended December 31, 2021 and 4.0% for the 12 months ended September 30, 2021. The all items index was 5.4% for the 12 months ending March 31, 2022, identical to the reading for the 12 months ending December 31, 2021 and up from the 5.4% which was reported at September 30, 2021. Up until June 30, 2021 this reading was the largest 12 month increase since a 5.4% increase for the period ended August 31, 2008. As the U.S. economy continues to rebound from the initial slowdown in the second quarter of 2020 that was brought on by the nationwide shutdown, the initial estimate of gross domestic product (“GDP”), the value of all goods and services produced in the nation, for the first quarter 2022 indicated growth of a 2.0% annualized rate per the U.S. Bureau of Economic Analysis (“BEA”). This was lower than the consensus forecast of 2.6% for the quarter. Personal consumption slowed from 12.0% in the second quarter of 2021 to 1.6% in the current quarter on a 9.2% decline in goods consumption as spending on motor vehicles and parts dropped significantly. Housing activity was down 7.7%, while business investment also disappointed expectations with a 3.2% decline in investment in equipment.

Goodwill:

The Company has goodwill with a net carrying value of $63.4 million at March 31, 2022 and December 31, 2021. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At March 31, 2022, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets decreased $16,682, or 2.0% annualized, to $3,352,801 at March 31, 2022, from $3,369,483 at December 31, 2021. The decrease in assets during the three months was due in part to a $32,612 reduction in the fair value of our available-for-sale investment portfolio. Loan and investment growth was funded primarily with our federal funds sold balances as deposit growth was relatively stable since yearend. Total loans increased to $2,397,681 at March 31 2022, compared to $2,329,173 at December 31, 2021, an increase of $68,508. Excluding PPP loans and a net decrease of $30,212 to PPP loan balances, loan growth during the first three months of 2022 totaled $98,720, or 17.7% annualized.  Investments increased $42,781 or 29.5% annualized as the purchase of higher yielding investment securities with a portion of our lower earning excess cash position offset the reduction to the fair value of the available-for-sale investment portfolio.  Federal funds sold balances decreased $141,225 to $101,200 at March 31, 2022 from $242,425 at December 31, 2021. Deposits were relatively stable increasing $1,467 or 0.2% annualized, as consumer and commercial growth offset the seasonal outflow of public fund deposits. Interest-bearing deposits decreased $20,763 while noninterest-bearing deposits increased $22,230. Total borrowings at March 31, 2021 total $35,182.  Total stockholders’ equity decreased $19,665 or 5.8%, from $340,126 at year-end 2021 to $320,461 at March 31, 2022 as net income was offset by a decrease to accumulated other comprehensive income (“AOCI”), resulting from an increase to the unrealized loss on investment securities, and dividends paid to shareholders. For the three months ended March 31, 2022, total assets averaged $3,341,561, an increase of $427,516 from $2,914,045 for the same period of 2021.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $535,482 at March 31, 2022, an increase of $18,021, or 3.5% from $517,461 at December 31, 2021. The increase was due to the purchase of U.S. Treasury notes, taxable and tax-exempt municipal bonds and mortgage-backed securities as we deployed a portion of excess cash into higher earning assets. A decrease in the market value of the available-for-sale portfolio of $32,612 since December 31, 2021, due to the rapid increase of market rates, and principal received from mortgage-backed securities and maturing bonds partially offset the increases. Investment securities held-to-maturity totaled $95,829 at March 31, 2022, an increase of $24,616 from $71,213 at December 31, 2021 due to classifying new low coupon security purchases to mitigate market value risk.

For the three months ended March 31, 2022, the investment portfolio averaged $633,695, an increase of $301,280 or 90.6% compared to $332,415 for the same period last year. Average tax-exempt municipal bonds have increased $38,217 or 52.9% to $110,394 for the three months ended March 31, 2021 from $72,177 during the comparable period of 2021. The increase in tax-exempt municipal bonds is due to purchases during the last twelve months with a portion of excess liquidity. The tax-equivalent yield on the investment portfolio decreased 47 basis points to 1.68% for the three months ended March 31, 2022, from 2.15% for the comparable period of 2021. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the AOCI component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $27,178 net of deferred income taxes of $7,225 at March 31, 2022, and net unrealized gains of $1,415, net of deferred income taxes of $376, at December 31, 2021.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first three months of 2022.

Our Asset/Liability Committee (“ALCO”) reviews the performance and risk elements of the investment portfolio quarterly. Through active balance sheet management and analysis of the securities portfolio, we endeavor to maintain sufficient liquidity to satisfy depositor requirements and meet the credit needs of our customers.

Loan Portfolio:

Total loans increased to $2,397,681 at March 31, 2022 from $2,329,173 at December 31, 2021, an increase of $68,508.  Loan activity improved since year-end as the economic outlook improved and certain government restrictions began to ease.  Our recent entrance into the Greater Pittsburgh market and Piscataway, New Jersey via community banking offices has resulted in positive loan opportunities and has contributed to the overall loan growth since yearend.

Our loan growth is due to increases in commercial real estate loans and tax-free commercial loans, offset by a reduction in PPP loan balances. At March 31, 2022, we had 18 loans totaling $13,236 remaining from PPP loans originated during 2020 and 151 loans totaling $25,444 remaining from the second PPP program, and we expect the majority to be forgiven during 2022. Excluding the PPP loans, total loans have increased $98,720 or 17.7% annually. Commercial real estate loans increased $92,657 or 28.0% annualized, to $1,436,196 at March 31, 2022 compared to $1,343,539 at December 31, 2021 due to increased activity in all our markets. Commercial and industrial loans, excluding PPP, decreased $2,153 to $542,077 at March 31, 2022 compared to $544,230 at December 31, 2021 due to growth of tax-exempt loans. We continue to actively pursue commercial and industrial loans as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans decreased $224, or 1.2% on an annualized basis, to $74,659 at March 31, 2022 compared to $74,883 at December 31, 2021. The decrease in consumer loans was primarily due to payoffs outpacing dealer indirect auto loan origination volumes. Lower origination volumes have resulted from changes to the structure of the Bank’s loan pricing.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Residential real estate loans increased $8,444, or 11.5% on an annualized basis, to $306,068 at March 31, 2022 compared to $297,624 at December 31, 2021. The increase in residential mortgages is due to increased refinance and purchase activity during the current low rate environment coupled with a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the three months ended March 31, 2022, total loans excluding PPP loans, averaged $2,302,912, an increase of $318,964 or 16.1% compared to $1,983,947 for the same period of 2021. The PPP loans averaged $48,984 for the three months ended March 31, 2022 and yielded 8.55% due to the acceleration of unamortized net fees and interest earned. The tax-equivalent yield on the entire loan portfolio was 3.85% for the three months ended March 31, 2022, a 24 basis point decrease from the comparable period last year. The decrease in yield is primarily due to decreases in market rates. The FOMC took aggressive steps in March 2020 to combat the COVID-19 pandemic by cutting the federal funds rate 100 basis points to a target range of 0.00% to 0.25% during an emergency meeting which followed an emergency 50 basis point cut on March 3, 2020. The lower market rates negatively impacted our floating and adjustable rate loans and yields on new loan originations.

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

Unused commitments at March 31, 2022, totaled $572,484, consisting of $514,920 in unfunded commitments of existing loan facilities and $57,564 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2021 totaled $533,373, consisting of $495,119 in unfunded commitments of existing loans and $58,254 in standby letters of credit.

Asset Quality:

Distribution of nonperforming assets

	March 31, 2022	December 31, 2021
Nonaccrual loans	$3,070	$2,811
Troubled debt restructured loans (including nonaccrual TDR)	1,503	1,649
Accruing loans past due 90 days or more:	103	13
Total nonperforming loans	4,676	4,473
Foreclosed assets		488
Total nonperforming assets	$4,676	$4,961
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$1,503	$1,649
Nonperforming TDR loans
Total TDR loans	$1,503	$1,649
Total loans held for investment	$2,397,681	$2,329,173
Nonaccrual loans as a percentage of loans held for investment	0.13%	0.12%
Allowance for loan losses	28,407	28,383
Allowance for loan losses as a percentage of loans held for investment	1.18%	1.22%
Allowance for loan losses as a percentage of nonaccrual loans	925.31%	1009.71%
Nonperforming loans as a percentage of loans, net	0.20%	0.19%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We experienced improved asset quality during the first three months of 2022 as evidenced by a decrease of $285 in nonperforming assets. Nonperforming assets totaled $4,676 or 0.14% of total assets at March 31, 2022, a decrease from $4,961 or 0.15% of total assets at December 31, 2021. This was the result of the sale of foreclosed assets during the quarter.

Loans on nonaccrual status, excluding trouble debt restructured nonaccrual loans, increased $259 to $3,070 at March 31, 2022 from $2,811 at December 31, 2021. The increase to nonaccrual loans since year-end is due primarily to the addition of a $852 million commercial real estate loan due to its delinquency status; the loan was subsequently paid-off during April 2022.  Partially offsetting the increase was the payoff of a $546 million non-accrual real estate loan.  Restructured loans decreased $146 to $1,503 at March 31, 2022 from $1,649 at December 31, 2021 due to payments received. Foreclosed assets decreased $488. There were no foreclosed properties at March 31, 2022 compared to three properties at December 31, 2021.

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

The Company’s allowance for loan losses increased $24 or 0.08% during the first three months of 2022. The allowance for loan losses equaled $28,407 or 1.18% of loans, net at March 31, 2022 compared to $28,383 or 1.22% of loans, net, at December 31, 2021. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.20% at March 31, 2022. Loans charged-off, net of recoveries, for the three months ended March 31, 2022, equaled $276 or 0.05% of average loans, compared to $61 or 0.01% of average loans for the comparable period last year. The increase to charge-offs in the current period is due to the delinquency status of one commercial relationship and subsequent charge-off of $219. A partial recovery of charge-off was received during April upon sale of the property.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs. For the three months ended March 31, 2022, total deposits increased $1,467 or 0.05% to $2,964,864 from $2,963,397 at December 31, 2021.  Growth of consumer and commercial deposits replaced the seasonal outflows of public fund deposits.  Interest-bearing deposits decreased $20,763 while noninterest-bearing deposits increased $22,230.  Interest-bearing transaction accounts, including NOW and money market accounts

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

decreased by $36,312, or 2.6%, to $1,403,019 at March 31, 2022, from $1,439,331 at December 31, 2021, savings accounts increased $23,373 to $515,169 as of March 31, 2022 from $491,796 at December 31, 2021.  Time deposits less than $250 decreased $3,374, or 1.7%, to $200,345 at March 31, 2022, from $203,719 at December 31, 2021.  Time deposits $250 or more decreased $4,450, or 4.9% to $86,345 at March 31, 2022 from $90,795 at year end 2021.

For the three months ended March 31, interest-bearing deposits averaged $2,211,629 in 2022 compared to $1,833,661 in 2021, an increase of $377,968 or 20.6%. The cost of interest-bearing deposits was 0.27% in 2022 compared to 0.46% for the same period last year. For the first three months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.35% in 2022 and 0.57% in 2021. The lower costs are due primarily to our actions to lower deposit rates to mitigate net interest margin compression. We intend to monitor deposit rates; the FOMC increased the federal funds target rate 25 basis points in March 2022, 50 basis points on May 4, 2022 and the expectation is that the FOMC will continue to move aggressively over the short-term to increase the federal funds rate to combat inflation. The volume and velocity of the rate increases will place pressure on our deposit costs.

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

Overall, total borrowings at March 31, 2022, totaled $35,182, including long-term and subordinated debt, compared to $35,711 at December 31, 2021, a decrease of $529. There were no short-term borrowings outstanding at March 31, 2022 and December 31, 2021. Long-term debt was $2,182 at March 31, 2022 compared to $2,711 at year end 2021. Subordinated debt outstanding at March 31, 2022 and December 31, 2021 was $33,000.

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

Due to the decreases to short-term market rates at the onset of the pandemic, economic uncertainty and more recently the increase in market rates and anticipation of the FOMC to aggressively move the federal funds rate higher to mitigate inflation, it has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.48% at March 31, 2022, an increase from 1.16% at December 31, 2021. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, and the action by the FOMC to increase the federal funds rate 25 basis points at their March 2022 meeting and an expectation the FOMC will aggressively increase the federal funds rate to mitigate inflation, we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at March 31, 2022, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at March 31, 2022, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2022 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in February, to review our interest rate risk profile, capital adequacy and liquidity.  Management believes the Company’s liquidity position is strong. At March 31, 2022, the Company’s cash and due from banks balances were $141,503 and we maintained $152,542 of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At March 31, 2022, the Company’s available-for-sale investment securities portfolio totaled $535,482, $358,546 of which were unencumbered. Net unrealized losses on the portfolio were $34,403. The Bank’s unused borrowing capacity at the FHLB at March 31, 2022 was $670,708.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after March 31, 2022. Our noncore funds at March 31, 2022, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At March 31, 2022, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 2.4%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled negative 0.3% due to our short-term investments including $101.2 million of federal funds sold, exceeding our noncore funds. Comparatively, our overall noncore dependence ratio at year-end 2021 was negative 3.0% and our net short-term noncore funding dependence ratio was negative 5.6%, indicating that our reliance on noncore funds has increased both in the short-term and overall due to our relatively static deposit balances and use of our federal funds sold to fund loan and investment growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $138,430 during the three months ended March 31, 2022. Cash and cash equivalents increased $75,126 for the same period last year. For the three months ended March 31, 2022, net cash inflows of $9,136 from operating activities were offset by net cash outflows of $145,390 from investing activities and net cash outflows of $2,176 from financing activities. For the same period of 2021, net cash inflows of $11,654 from operating activities and $111,596 from financing activities were partially offset by net cash outflows of $48,124 from investing activities.

Operating activities provided net cash of $9,136 for the three months ended March 31, 2022, and $11,654 for the corresponding three months of 2021. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $145,390 for the three months ended March 31, 2022, compared to using net cash of $48,124

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

for the same period of 2021. In 2022, the combination of purchases of investment securities and an increase in lending activities were the primary factors causing the net cash outflow from investing activities, while an increase in investment purchases was the primary factor during the 2021 comparable period.

Financing activities used net cash of $2,176 for the three months ended March 31, 2022, and provided net cash of $111,596 for the corresponding three months of 2021. Deposit gathering is our predominant financing activity. Deposits provided cash of $1,467 for the three months ended March 31, 2022. Comparatively, deposits provided $113,303 for the same period of 2021. We continue to seek low-cost deposits from new markets and customers as well as existing customers, including municipalities and school districts. In the event that loan growth should exceed the growth in deposits, short-term and long-term borrowings provide additional funding. Long term borrowings were paid down and used $529 during the three months ended March 31, 2022.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $320,461 or $44.64 per share at March 31, 2022, compared to $340,126 or $47.44 per share at December 31, 2021. Stockholders’ equity was reduced during the three month period ended March 31, 2022 by cash dividends declared of $2,796, a decrease to AOCI of $26,153 primarily due to an increase to the unrealized gain on investment securities from higher market rates, and the repurchase of 6,714 common shares totaling $318. Net income of $9,630 for the three months ended March 31, 2022 was added to our capital position during the period.

Higher market rates since year end resulted in a mark-to-market impact of $27,178, which runs through AOCI and affects our book value, but not our regulatory capital ratios.

Dividends declared equaled $0.39 per share through the three months ended March 31, 2022 and $0.37 per share for the same period of 2021. The dividend payout ratio was 29.3% for the three months ended March 31, 2022 and 28.2% for the same period of 2021. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on April 29, 2022 a second quarter dividend of $0.39 per share payable June 15, 2022. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At March 31, 2022, the Bank’s Tier 1 capital to total average assets was 9.64% as compared to 9.58% at December 31, 2021. The Bank’s Tier 1 capital to risk weighted asset ratio was 13.47% and the total capital to risk weighted asset ratio was 14.67% at March 31, 2022. These ratios were 13.76% and 15.01% at December 31, 2021. The Bank’s common equity Tier 1 to risk weighted asset ratio was 13.47% at March 31, 2022 compared to 13.76% at December 31, 2021. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at March 31, 2022.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Performance:

Peoples reported net income of $9,630, or $1.33 per diluted share for the three months ended March 31, 2022, an increase of 2.0% when compared to $9,478, or $1.31 per diluted share for the comparable period of 2021. The increase in earnings for the three months ended March 31, 2022 is the product of an increase to net interest income of $1,863, due to higher income on our securities portfolio and lower funding costs, as well as a lower income tax provision. Partially offsetting these increases were a higher provision for loan losses, lower noninterest income and higher noninterest expenses.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.17% for the first quarter of 2022 compared to 1.32% for the same period of 2021. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 11.82% for the first quarter of 2022 compared to 12.00% for the comparable period in 2021.

Non-GAAP Financial Measures:

The following are non-GAAP financial measures which provide useful insight to the reader of the consolidated financial statements but should be supplemental to GAAP used to prepare Peoples’ consolidated financial statements and should not be read in isolation or relied upon as a substitute for GAAP measures. In addition, Peoples’ non-GAAP measures may not be comparable to non-GAAP measures of other companies. The tax rate used to calculate the fully-taxable equivalent (FTE) adjustment was 21% for 2022 and 2021.

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three months ended March 31, 2022 and 2021:

Three months ended March 31	2022	2021
Interest income (GAAP)	$24,571	$23,477
Adjustment to FTE	445	335
Interest income adjusted to FTE (non-GAAP)	25,016	23,812
Interest expense	1,940	2,709
Net interest income adjusted to FTE (non-GAAP)	$23,076	$21,103

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three months ended March 31, 2022 and 2021:

Three months ended March 31	2022	2021
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$14,289	$12,629
Less: amortization of intangible assets expense	96	125
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	14,193	12,504

Net interest income (GAAP)	22,631	20,768
Plus: taxable equivalent adjustment	445	335
Noninterest income (GAAP)	3,421	3,517
Less: net gains (losses) on equity securities	4	21
Net interest income (FTE) plus noninterest income (non-GAAP)	$26,493	$24,599

Efficiency ratio (non-GAAP)	53.6%	50.8%

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

Changes in net interest income are measured by the net interest spread and net interest margin. Net interest spread, the difference between the average yield earned on earning assets and the average rate incurred on interest-bearing liabilities, illustrates the effects changing interest rates have on profitability. Net interest margin, net interest income as a percentage of earning assets, is a more comprehensive ratio, as it reflects not only the spread, but also the change in the composition of interest-earning assets and interest-bearing liabilities. Tax-exempt loans and investments carry pre-tax yields lower than their taxable counterparts. Therefore, in order to make the analysis of net interest income more comparable, tax-exempt income and yields are reported herein on a tax-equivalent basis using the prevailing federal statutory tax rate of 21.0% in 2022 and 2021.

For the three months ended March 31, tax-equivalent net interest income increased $1,973 to $23,076 in 2022 from $21,103 in 2021. The net interest spread decreased to 2.87% for the three months ended March 31, 2022 from 2.98% for the three months ended March 31, 2021 as the earning asset yield decreased 33 basis points while the average rate paid on interest bearing liabilities decreased 22 basis points. The tax-equivalent net interest margin decreased to 2.97% for the first quarter of 2022 from 3.15% for the comparable period of 2021.

For the three months ended March 31, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $1,204, to $25,016 in 2022 as compared to $23,812 in 2021. The overall yield on earning assets, on a fully tax-equivalent basis, decreased 33 basis points for the three months ended March 31, 2022 to 3.22% as compared to 3.55%

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

for the three months ended March 31, 2021. The increase to tax-equivalent interest income despite the lower overall earning asset yield is due primarily from the higher earning asset base of $436,830. The higher volume is partially offset by the earning assets repricing downward and new loan originations and investment purchases being added at lower portfolio rates. Loan yields decreased due to lower rates on new loan originations during 2022 and adjustable and variable rate loans repricing into a lower rate environment. PPP loan interest income and net fees totaled $1,033 and the yield was 8.6% during the current quarter. Excluding the PPP loans, the loan yield was 3.75%. The overall yield earned on investments decreased 47 basis points in the first quarter of 2022 to 1.68% from 2.15% for the first quarter of 2021 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds.  Average investment balances were $301,280 higher when comparing the current and year ago quarter. Average federal funds sold decreased $29,502 to $162,218 for the three months ended March 31, 2022 and yielded 0.18%, as compared to $191,720 and yield of 0.10% in the year ago period.  We recognize the negative impact to the overall net interest margin due to the high federal funds sold balances and invested a portion into the investment portfolio during the current three month period to improve interest income and asset yield. We expect asset yields to move upward as asset cash flow reprice higher due to the recent increase to the federal funds rate by the FOMC and expectation of further rate increases at higher volumes and velocity by the FOMC to combat inflation.

Total interest expense decreased $769 to $1,940 for the three months ended March 31, 2022 from $2,709 for the three months ended March 31, 2021. The total cost of funds decreased 22 basis points for the three months ended March 31, 2022 to 0.35% as compared to 0.57% in the year ago period. The decrease in costs was due to lower rates on interest bearing deposits partially offset by higher average balances. The average rate paid on deposits declined as we decreased deposit rates throughout 2021 and early in 2022 to mitigate margin compression during a historically low rate environment. We expect our cost of funds to come under pressure over the remaining months of 2022 as market rates have risen rapidly since yearend in anticipation of the FOMC’s action to aggressively increase the targeted federal funds rate to subdue inflation.

Net interest income changes due to rate and volume for the three months ended March 31

	2022 vs 2021
	Increase (decrease)
	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$(47)	$(3,913)	$3,866
Tax-exempt	369	(1,157)	1,526
Investments:
Taxable	706	(1,765)	2,471
Tax-exempt	152	(424)	576
Interest-bearing deposits	—	7	(7)
Federal funds sold	24	71	(47)
Total interest income	1,204	(7,181)	8,385
Interest expense:
Money market accounts	(181)	(711)	530
NOW accounts	(111)	(1,109)	998
Savings accounts	(4)	(59)	55
Time deposits less than $100	(87)	(89)	2
Time deposits $100 or more	(241)	(192)	(49)
Short-term borrowings	(71)	(35)	(36)
Long-term debt	(75)	258	(333)
Subordinated debt	1	1
Total interest expense	(769)	(1,936)	1,167
Net interest income - non-GAAP	$1,973	$(5,245)	$7,218

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Tax-equivalent net interest income, a non-GAAP measure, was $23,076 in the three months ended March 31, 2022 and $21,103 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $7,218. A rate variance resulted in a decrease in net interest income of $5,245.

Average earning assets increased $436,830 to $3,153,697 for the three months ended March 31, 2022 from $2,716,867 for the three months ended March 31, 2021 and accounted for a $8,385 increase in interest income. Average loans increased $172,424, which caused interest income to increase $5,392. Specifically, average PPP loans totaled $48,984 and generated $1,033 of interest and net fees in the current period compared to average PPP loans of $195,525 and $2,469 of interest and fees in the prior period. Average taxable investments increased $263,063 comparing 2022 and 2021, which resulted in increased interest income of $2,471 while average tax-exempt investments increased $38,217, which resulted in an increase to interest income of $576. Average federal funds sold decreased $29,502 for the three months ended March 31, 2022 which resulted in a decrease of $47 to interest income.

Average interest-bearing liabilities rose $315,463 to $2,247,103 for the three months ended March 31, 2022 from $1,931,640 for the three months ended March 31, 2021 resulting in a net increase in interest expense of $1,167. Interest-bearing transaction accounts, including money market, NOW and savings accounts grew $400,810, which in aggregate caused a $1,583 increase in interest expense. In addition, large denomination time deposits averaged $22,892 less in the current period and caused interest expense to decrease $49. An increase of $50 in average time deposits less than $100 thousand increased interest expense by $2. In addition, short-term borrowings averaged $50,470 lower and decreased interest expense $36 while long-term debt averaged $12,035 lower and decreased interest expense by $333 comparing the first three months of 2022 and 2021.

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 33 basis points while there was a 22 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $5,245 comparing the three months ended March 31, 2022 and 2021. The tax-equivalent yield on earning assets was 3.22% in the 2022 period compared to 3.55% in 2021 resulting in a decrease in interest income of $7,181. The yield on the taxable investment portfolio decreased 44 basis points to 1.53% during the three months ended March 31, 2022 from 1.97% in the year ago period, resulting in a decrease of $1,765. The yield on the tax exempt investment portfolio decreased 41 basis points to 2.37% during the three months ended March 31, 2022 from 2.78% in the year ago period, resulting in a decrease of $424. The tax-equivalent yield on the loan portfolio decreased 24 basis points to 3.85% in 2022 from 4.09% in 2021 and resulted in a decrease to interest income of $5,070.

PPP loans yielded 8.55% during the three months ended March 31, 2022 compared to 5.12% in the year ago period. The increase resulted from the high volume of PPP loan forgiveness and the accretion of deferred fees.

A favorable rate variance was experienced in the cost of funds as incremental deposit rate reductions have been completed to mitigate the effect of low market rates to our net interest income. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. The cost of money market accounts decreased 20 basis points comparing the three months ended March 31, 2022 and 2021. The decrease resulted in a decrease in interest expense of $711. The cost of NOW accounts decreased 19 basis points and resulted in a $1,109 reduction of interest expense. The cost of savings accounts decreased 2 basis points and resulted in a $59 reduction of interest expense. With regard to time deposits, the average rate paid for time deposits less than $100 thousand decreased 28 basis points while time deposits $100 thousand or more decreased 47 basis points, which together resulted in a $281 decrease in interest expense. Interest expense increased $258 from a 171 basis point increase in the average rate paid on long-term debt.

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

	Three months ended
	March 31, 2022			March 31, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,148,251	$20,853	3.94%	$2,054,120	$20,900	4.13%
Tax-exempt	203,645	1,470	2.93	125,352	1,101	3.56
Total loans	2,351,896	22,323	3.85	2,179,472	22,001	4.09
Investments:
Taxable	523,301	1,972	1.53	260,238	1,266	1.97
Tax-exempt	110,394	646	2.37	72,177	494	2.78
Total investments	633,695	2,618	1.68	332,415	1,760	2.15
Interest-bearing deposits	5,888	2	0.14	13,260	2	0.06
Federal funds sold	162,218	73	0.18	191,720	49	0.10
Total earning assets	3,153,697	25,016	3.22%	2,716,867	23,812	3.55%
Less: allowance for loan losses	28,717			27,692
Other assets	216,581			224,870
Total assets	$3,341,561	$25,016		$2,914,045	$23,812
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$595,991	$385	0.26%	$504,302	$566	0.46%
NOW accounts	820,016	488	0.24	571,344	599	0.43
Savings accounts	505,816	93	0.07	445,367	97	0.09
Time deposits less than $100	127,610	302	0.96	127,560	389	1.24
Time deposits $100 or more	162,196	200	0.50	185,088	441	0.97
Total interest-bearing deposits	2,211,629	1,468	0.27	1,833,661	2,092	0.46
Short-term borrowings				50,470	71	0.57
Long-term debt	2,474	28	4.59	14,509	103	2.88
Subordinated debt	33,000	444	5.38	33,000	443	5.38
Total borrowings	35,474	472	5.32	97,979	617	2.55
Total interest-bearing liabilities	2,247,103	1,940	0.35	1,931,640	2,709	0.57
Noninterest-bearing deposits	734,348			634,806
Other liabilities	29,816			27,371
Stockholders’ equity	330,294			320,228
Total liabilities and stockholders’ equity	$3,341,561	1,940		$2,914,045	2,709
Net interest income/spread		$23,076	2.87%		$21,103	2.98%
Net interest margin			2.97%			3.15%
Tax-equivalent adjustments:
Loans		$309			$231
Investments		136			104
Total adjustments		$445			$335

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We generally make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of March 31, 2022.

For the three months ended March 31, 2022, the provision for loan losses increased $800 to $300 from a credit of $500 in the year ago period due to improving credit trends.  The provision for loan losses in the three month period ended March 31, 2022 is the result of growth of non-PPP loans and improved credit quality.

Noninterest Income:

Noninterest income for the three months ended March 31, 2022 was $3,421, a decrease of $96 or 2.7% from $3,517 in 2021. The decrease was primarily due to a decrease in revenue generated from our commercial loan interest rate swaps of $454 due to higher transaction volumes and credit value adjustments in the year ago period. Mortgage banking revenue declined $168 in the three month period ended March 31, 2022 due to lower volumes of mortgage loans being sold into the secondary market. Services charges, fees, commissions and other were higher in the current period by $508 due to the reversal of an accrual of a $0.3 million bank owned life insurance benefit in the year ago period, and a $0.1 million incentive received related to our debit card activity in the current period.

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

Noninterest expense increased $1,660 or 13.1% to $14,289 for the three months ended March 31, 2022, from $12,629 for the three months ended March 31, 2021. Salaries and employee benefits increased $1,470 or 22.4% due to the addition of lending teams and credit support staff in our newest expansion markets of Piscataway, New Jersey and Pittsburgh, Pennsylvania that opened during the fourth quarter of 2021. Additionally, deferred loan origination costs, which are recorded as a contra-salary expense, were $0.7 million higher in the year ago period due to the origination of PPP loans related to round two of the program.  Occupancy and equipment expenses were higher by $558 in the current period due to information technology investments related to mobile/digital banking solutions implemented during the second half of 2021. Other expenses were lower by $368 due primarily to higher gains realized on the sale of other real estate owned of $412.

Income Taxes:

We recorded income tax expense of $1,833 or 16.0% of pre-tax income for the three months ended March 30, 2022. This compares to the three month period ended March 31, 2021 in which we recorded tax expense of $2,678 or 22.0% of pre-tax income. The current quarter benefited from a higher level of tax-exempt income while the prior year’s quarter

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

included a $621 deferred tax adjustment related to prior periods. Excluding this adjustment, the effective tax rate would have been 16.9% for the three month period ended March 31, 2021.

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

The ALCO uses income simulation to measure interest rate risk inherent in the Company’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month horizon and a 60-month horizon. The simulations assume that the size and general composition of the Company’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost time deposits to higher cost time deposits in selected interest rate scenarios. Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed typically quarterly by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios

Model results at March 31, 2022 indicated a significantly higher starting level of net interest income (“NII”) compared to the December 31, 2021 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates led to an increase to the balance sheet spread of 16 basis points. As the model simulation progresses the benefit to NII

Peoples Financial Services Corp.

increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s recent increase to the federal funds rate and the recent bond market sell-off. Our interest rate risk position continues to exhibit a benefit to rising interest rates throughout the simulations while a sustained falling rate environment presents the greatest potential exposure to earnings. This position at March 31, 2022 is slightly less asset-sensitive than the simulation at December 31, 2021 indicated.

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

The FOMC increased the federal funds target by 25 basis points in March 2022 to a range of 25 to 50 basis points in part to mitigate historically high inflation. Recent statements by members of the FOMC strongly signal that rate increases will continue in 2022 to combat inflation, and no final decision on the pace of the tightening had been made. Given the Company’s current asset/liability position, higher market interest rates may have a positive impact on our earning asset yields and variable-rate loans indexed to prime, LIBOR or other market rates.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at March 31, 2022, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	March 31, 2022
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	0.8	(20.0)	(16.5)	(40.0)
+300	0.6	(20.0)	(12.3)	(30.0)
+200	0.2	(10.0)	(8.1)	(20.0)
+100	0.2	(10.0)	(3.0)	(10.0)
Static
-100	(4.8)	(10.0)	(7.2)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending March 31, 2022, would increase 0.2% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

At March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at March 31, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the three-months ended March 31, 2022 and through the date of this quarterly report on Form 10-Q.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) describes market, credit, and business operations risk factors that could affect our business, results of operations or financial condition including, among other things, outbreaks of highly infectious or contagious diseases. There have been no material changes from the risk factors as previously disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, our board of directors authorized a common stock repurchase plan whereby we are authorized to repurchase up to 343,400 shares of our outstanding common stock through open market purchases.

Peoples Financial Services Corp.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended March 31, 2022.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
January 31, 2022			250,313	301,637
February 28, 2022	3,865	$47.65	254,178	297,772
March 31, 2022	2,849	$46.96	257,027	294,923

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description

10.1

Supplemental Executive Retirement Plan by and between Peoples Security Bank and Trust Company and John Anderson, dated March 30, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 1, 2022)*

10.2

Supplemental Executive Retirement Plan by and between Peoples Security Bank and Trust Company and Timothy Kirtley, dated March 30, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 1, 2022)*

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: May 9, 2022	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)