Form 10-Q
period 2022-06-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2022-08-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,170,660 at August l, 2022.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended June 30, 2022

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents
Cash and due from banks	$39,693	$30,415
Interest-bearing deposits in other banks	8,040	7,093
Federal funds sold		242,425
Total cash and cash equivalents	47,733	279,933

Investment securities:
Available-for-sale	513,911	517,321
Equity investments carried at fair value	121	140
Held-to-maturity: Fair value June 30, 2022, $84,076; December 31, 2021, $70,446	94,446	71,213
Total investment securities	608,478	588,674
Loans	2,565,579	2,329,173
Less: allowance for loan losses	29,374	28,383
Net loans	2,536,205	2,300,790
Loans held for sale	681	408
Premises and equipment, net	53,094	51,502
Accrued interest receivable	9,303	8,528
Goodwill	63,370	63,370
Intangible assets, net	276	468
Bank owned life insurance	47,968	42,754
Other assets	54,431	33,056
Total assets	$3,421,539	$3,369,483

Liabilities:
Deposits:
Noninterest-bearing	$747,558	$737,756
Interest-bearing	2,163,725	2,225,641
Total deposits	2,911,283	2,963,397
Short-term borrowings	129,170
Long-term debt	1,646	2,711
Subordinated debentures	33,000	33,000
Accrued interest payable	1,269	408
Other liabilities	33,274	29,841
Total liabilities	3,109,642	3,029,357

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,179,037 shares at June 30, 2022 and 7,169,372 shares at December 31, 2021	14,346	14,341
Capital surplus	126,986	127,549
Retained earnings	217,139	203,750
Accumulated other comprehensive loss	(46,574)	(5,514)
Total stockholders’ equity	311,897	340,126
Total liabilities and stockholders’ equity	$3,421,539	$3,369,483

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
June 30,	2022	2021	2022	2021
Interest income:
Interest and fees on loans:
Taxable	$22,009	$20,029	$42,862	$40,929
Tax-exempt	1,218	965	2,379	1,835
Interest and dividends on investment securities:
Taxable	2,108	1,276	4,080	2,519
Tax-exempt	515	411	1,025	801
Dividends	2	25	2	48
Interest on interest-bearing deposits in other banks	18	2	20	4
Interest on federal funds sold	22	55	95	104
Total interest income	25,892	22,763	50,463	46,240

Interest expense:
Interest on deposits	1,597	1,941	3,065	4,033
Interest on short-term borrowings	122	6	122	77
Interest on long-term debt	23	82	51	185
Interest on subordinated debt	443	444	887	887
Total interest expense	2,185	2,473	4,125	5,182
Net interest income	23,707	20,290	46,338	41,058
Provision (credit) for loan losses	950	100	1,250	(400)
Net interest income after provision (credit) for loan losses	22,757	20,190	45,088	41,458

Noninterest income:
Service charges, fees, commissions and other	1,761	1,625	3,453	2,809
Merchant services income	562	508	676	601
Commission and fees on fiduciary activities	551	553	1,106	1,086
Wealth management income	374	417	725	775
Mortgage banking income	128	208	272	520
Increase in cash surrender value of life insurance	244	225	462	444
Interest rate swap revenue	284	(132)	627	665
Net (loss) gain on equity investment securities	(23)	(17)	(19)	4
Total noninterest income	3,881	3,387	7,302	6,904

Salaries and employee benefits expense	7,851	7,250	15,891	13,820
Net occupancy and equipment expense	3,950	3,047	7,775	6,314
Amortization of intangible assets	97	125	193	250
Net gain on sale of other real estate owned	(20)	(29)	(478)	(75)
Professional fees and outside services	766	569	1,236	1,016
FDIC insurance and assessments	319	271	645	531
Donations	331	379	665	718
Other expenses	2,199	1,846	3,855	3,513
Total noninterest expense	15,493	13,458	29,782	26,087
Income before income taxes	11,145	10,119	22,608	22,275
Income tax expense	1,792	1,588	3,625	4,266
Net income	9,353	8,531	18,983	18,009

Other comprehensive (loss) gain:
Unrealized (loss) gain on investment securities available-for-sale	(18,669)	2,470	(51,281)	(5,279)
Change in derivative fair value	(201)	(135)	(694)	106
Other comprehensive (loss) income	(18,870)	2,335	(51,975)	(5,173)
Income tax (benefit) expense	(3,963)	490	(10,915)	(1,087)
Other comprehensive (loss) income, net of income taxes	(14,907)	1,845	(41,060)	(4,086)
Comprehensive (loss) income	$(5,554)	$10,376	$(22,077)	$13,923

Per share data:
Net income:
Basic	$1.30	$1.18	$2.65	$2.50
Diluted	$1.30	$1.18	$2.63	$2.49
Average common shares outstanding:
Basic	7,171,909	7,204,261	7,172,181	7,207,588
Diluted	7,215,365	7,239,325	7,215,890	7,242,652
Dividends declared	$0.39	$0.37	$0.78	$0.74

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			9,630		9,630
Other comprehensive loss, net of income taxes				(26,153)	(26,153)
Dividends declared: $0.39 per share			(2,796)		(2,796)
Stock based compensation		(28)			(28)
Restricted stock issued: 12,332 shares, (unearned income $210k)	24	(24)
Share retirement: 6,714 shares	(13)	(305)			(318)
Balance, March 31, 2022	$14,352	$127,192	$210,584	$(31,667)	$320,461

Net income			9,353		9,353
Other comprehensive loss, net of income taxes				(14,907)	(14,907)
Dividends declared: $0.39 per share			(2,798)		(2,798)
Stock based compensation		116			116
Restricted stock issued: 4,071 shares, (unearned income $210k)	8	(8)
Share retirement: 6,853 shares	(14)	(314)			(328)
Balance, June 30, 2022	$14,346	$126,986	$217,139	$(46,574)	$311,897

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			9,478		9,478
Other comprehensive loss, net of income taxes				(5,931)	(5,931)
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		89			89
Restricted stock issued: 9,192 shares, (unearned income $182k)	18	(18)
Share retirement: 13,101 shares	(26)	(491)			(517)
Balance, March 31, 2021	$14,423	$128,854	$177,836	$(3,782)	$317,331

Net income			8,531		8,531
Other comprehensive income, net of income taxes				1,845	1,845
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		177			177
Share retirement: 7,828 shares	(16)	(312)			(328)
Balance, June 30, 2021	$14,407	$128,719	$183,702	$(1,937)	$324,891

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2022	2021
Cash flows from operating activities:
Net income	$18,983	$18,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	994	1,352
Amortization of right-of-use lease asset	294	204
Amortization (accretion) of deferred loan fees, net	965	(2,614)
Amortization of intangibles	193	250
Amortization of low income housing partnerships	241	240
Provision (credit) for loan losses	1,250	(400)
Net unrealized loss (gain) on equity investment securities	19	(4)
Net gain on sale of other real estate owned	(478)	(75)
Loans originated for sale	(3,454)	(11,398)
Proceeds from sale of loans originated for sale	3,200	10,863
Net gain on sale of loans originated for sale	(19)	(173)
Net amortization of investment securities	799	551
Increase in cash surrender value of life insurance	(462)	(444)
Deferred income tax expense		620
Stock based compensation	88	266
Net change in:
Accrued interest receivable	(777)	411
Other assets	(2,045)	(1,137)
Accrued interest payable	861	(267)
Other liabilities	(1,914)	(3,253)
Net cash provided by operating activities	18,738	13,001
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available-for-sale	20,816	19,496
Held-to-maturity	2,546	119
Purchases of investment securities:
Available-for-sale	(69,392)	(65,862)
Held-to-maturity	(25,872)
Net (purchase) redemption of restricted equity securities	(4,492)	2,272
Net increase in loans	(237,630)	(56,492)
Purchases of premises and equipment	(2,880)	(816)
Investment in bank owned life insurance	(5,881)
Proceeds from bank owned life insurance	1,129
Proceeds from sale of other real estate owned	967	680
Net cash used in investing activities	(320,689)	(100,603)
Cash flows from financing activities:
Net (decrease) increase in deposits	(52,114)	174,653
Repayment of long-term debt	(1,065)	(11,017)
Net increase (decrease) in short-term borrowings	129,170	(50,000)
Retirement of common stock	(646)	(845)
Cash dividends paid	(5,594)	(5,330)
Net cash provided by financing activities	69,751	107,461
Net (decrease) increase in cash and cash equivalents	(232,200)	19,859
Cash and cash equivalents at beginning of period	279,933	228,192
Cash and cash equivalents at end of period	$47,733	$248,051

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Six Months Ended June 30,	2022	2021
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,264	$5,449
Income taxes	5,285	2,500
Noncash items:
Transfers of loans to other real estate		$57

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and six months ended and as of June 30, 2022, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Third Quarter Dividend Declaration

On July 29, 2022, the Board of Directors declared a third quarter dividend of $0.40 per share. The dividend is payable on September 15, 2022 to shareholders of record as of August 31, 2022.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive loss included in stockholders’ equity at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Net unrealized loss on investment securities available-for-sale	$(53,072)	$(1,791)
Income tax benefit	(11,145)	(376)
Net of income taxes	(41,927)	(1,415)
Benefit plan adjustments	(5,868)	(5,868)
Income tax benefit	(1,232)	(1,232)
Net of income taxes	(4,636)	(4,636)
Derivative adjustments	(14)	680
Income tax (benefit) expense	(3)	143
Net of income taxes	(11)	537
Accumulated other comprehensive loss	$(46,574)	$(5,514)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022 and 2021:

	2022		2021
For the Three Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$9,353	$9,353	$8,531	$8,531
Average common shares outstanding	7,171,909	7,215,365	7,204,261	7,239,325
Earnings per share	$1.30	$1.30	$1.18	$1.18

	2022		2021
For the Six Months Ended June 30,	Basic	Diluted	Basic	Diluted
Net income	$18,983	$18,983	$18,009	$18,009
Average common shares outstanding	7,172,181	7,215,890	7,207,588	7,242,652
Earnings per share	$2.65	$2.63	$2.50	$2.49

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$252,706	$24	$16,272	$236,458
U.S. government-sponsored enterprises	23,616	2	453	23,165
State and municipals:
Taxable	69,950	49	10,027	59,972
Tax-exempt	100,547	80	11,355	89,272
Residential mortgage-backed securities:
U.S. government agencies	1,290		14	1,276
U.S. government-sponsored enterprises	102,500		14,544	87,956
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,374		272	12,102
Corporate debt securities	4,000		290	3,710
Total	$566,983	$155	$53,227	$513,911
Held-to-maturity:
Tax-exempt state and municipals	$11,257	$10	$978	$10,289
Residential mortgage-backed securities:
U.S. government agencies	18,168		1,894	16,274
U.S. government-sponsored enterprises	65,021		7,508	57,513
Total	$94,446	$10	$10,380	$84,076

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$193,849	$107	$2,382	$191,574
U.S. government-sponsored enterprises	33,435	343		33,778
State and municipals:
Taxable	69,066	994	1,082	68,978
Tax-exempt	96,412	2,452	614	98,250
Residential mortgage-backed securities:
U.S. government agencies	1,790	53		1,843
U.S. government-sponsored enterprises	109,018	939	2,925	107,032
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,542	406		12,948
Corporate debt securities	3,000		82	2,918
Total	$519,112	$5,294	$7,085	$517,321
Held-to-maturity:
Tax-exempt state and municipals	$11,476	$126	$56	$11,546
Residential mortgage-backed securities:
U.S. government agencies	18,802		392	18,410
U.S. government-sponsored enterprises	40,935	3	448	40,490
Total	$71,213	$129	$896	$70,446

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $8,495 and $4,003 at June 30, 2022 and December 31, 2021, respectively, and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 at June 30, 2022 and December 31, 2021, respectively, which are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) quarterly. As of June 30, 2022, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at June 30, 2022, is summarized as follows:

Fair
June 30, 2022	Value
Within one year	$29,255
After one but within five years	205,194
After five but within ten years	83,195
After ten years	92,422
410,066
Mortgage-backed and other amortizing securities	103,845
Total	$513,911

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at June 30, 2022, is summarized as follows:

	Amortized	Fair
June 30, 2022	Cost	Value
Within one year	$	$
After one but within five years
After five but within ten years	8,092	7,429
After ten years	3,165	2,860
	11,257	10,289
Mortgage-backed securities	83,189	73,787
Total	$94,446	$84,076

Securities with a carrying value of $176,683 and $203,580 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At June 30, 2022 and December 31, 2021, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, that exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

		Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
June 30, 2022	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	53	$232,013	$16,272		$		$53	$232,013	$16,272
U.S. government-sponsored enterprises	5	16,662	453				5	16,662	453
State and municipals:
Taxable	50	45,783	7,083	14	10,707	2,944	64	56,490	10,027
Tax-exempt	92	70,020	9,523	23	12,370	2,810	115	82,390	12,333
Residential mortgage-backed securities:
U.S. government agencies	9	17,550	1,908				9	17,550	1,908
U.S. government-sponsored enterprises	30	91,177	11,118	10	53,591	10,934	40	144,768	22,052
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4	12,102	272				4	12,102	272
Corporate debt securities	4	2,811	189	2	899	101	6	3,710	290
Total	247	$488,118	$46,818	49	$77,567	$16,789	296	$565,685	$63,607

		Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
December 31, 2021	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	42	$179,974	$2,382		$		$42	$179,974	$2,382
State and municipals:
Taxable	27	26,827	718	8	8,008	364	35	34,835	1,082
Tax-exempt	61	38,693	358	2	10,319	313	63	49,012	671
Residential mortgage-backed securities:
U.S. government agencies	3	18,398	391				3	18,398	391
U.S. government-sponsored enterprises	13	77,875	1,454	7	48,276	1,920	20	126,151	3,374
Corporate debt securities	4	2,449	51	1	470	30	5	2,919	81
Total	150	$344,216	$5,354	18	$67,073	$2,627	168	$411,289	$7,981

Management does not consider the unrealized losses on the debt securities, as a result of significantly higher market interest rates, to be OTTI based on historical evidence that indicates the cost of these securities is recoverable within a reasonable period of time in relation to normal cyclical changes in the market rates of interest. Moreover, because there has been no known material change in the credit quality of the issuers or other events or circumstances that may cause a significant adverse impact on the fair value of these securities, and management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider the unrealized losses to be OTTI at June 30, 2022. There was no OTTI recognized for the three or six months ended June 30, 2022 and 2021.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at June 30, 2022 and December 31, 2021 are summarized as follows. The Company had net deferred loan origination fees of $602 and $1,567 at June 30, 2022 and December 31, 2021, respectively. The decrease to the fees since year-end is due in part to the forgiveness by the Small Business Administration (“SBA”) of Paycheck Protection Program (“PPP”) loans.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
Commercial	$596,809	$613,127
Real estate:
Commercial	1,569,658	1,343,539
Residential	317,672	297,624
Consumer	81,440	74,883
Total	$2,565,579	$2,329,173

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

The Bank originated additional loans through the PPP, which expired on May 31, 2021.  During 2021, the Bank had generated and received SBA approval on 1,062 PPP loans totaling $121,599 and generated $4,370 in related deferred PPP net fees.

Net deferred loan origination fees remaining related to PPP loans is $392 at June 30, 2022, compared to $1,659 at December 31, 2021. The PPP loans are included in the commercial loan classification and had an outstanding balance at June 30, 2022 of $27,036 comprised of $13,921 remaining from those originated during 2021 as part of round two and $13,115 remaining from loans originated during 2020 under round one of the program. At December 31, 2021, PPP loans had outstanding balances totaling $68,893. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. At June 30, 2022, there were two loans past due totaling $7. At December 31, 2021, the outstanding PPP balance was considered current.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The changes in the allowance for loan losses account by major classification of loan for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

		Real estate
June 30, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2022	$7,593	$16,789	$3,255	$770	$28,407
Charge-offs			(2)	(96)	(98)
Recoveries	20	61		34	115
Provisions (credits)	153	719	(33)	111	950
Ending balance	$7,766	$17,569	$3,220	$819	$29,374

		Real estate
June 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance April 1, 2021	$8,215	$14,703	$2,994	$871	$26,783
Charge-offs		(144)	(2)	(44)	(190)
Recoveries	18	8	1	19	46
Provisions (credits)	287	(286)	76	23	100
Ending balance	$8,520	$14,281	$3,069	$869	$26,739

		Real estate
June 30, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2022	$8,453	$15,928	$3,209	$793	$28,383
Charge-offs	(161)	(132)	(2)	(158)	(453)
Recoveries	29	77	3	85	194
Provisions (credits)	(555)	1,696	10	99	1,250
Ending balance	$7,766	$17,569	$3,220	$819	$29,374

		Real estate
June 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2021	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(15)	(240)	(24)	(106)	(385)
Recoveries	79	66	2	33	180
Provisions (credits)	(278)	(104)	(38)	20	(400)
Ending balance	$8,520	$14,281	$3,069	$869	$26,739

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at June 30, 2022 and December 31, 2021 is summarized as follows:

		Real estate
June 30, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$7,766	$17,569	$3,220	$819	$29,374
Ending balance: individually evaluated for impairment	34	15	48		97
Ending balance: collectively evaluated for impairment	$7,732	$17,554	$3,172	$819	$29,277
Loans receivable:
Ending balance	$596,809	$1,569,658	$317,672	$81,440	$2,565,579
Ending balance: individually evaluated for impairment	160	2,903	1,267		4,330
Ending balance: collectively evaluated for impairment	$596,649	$1,566,755	$316,405	$81,440	$2,561,249

		Real estate
December 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,453	$15,928	$3,209	$793	$28,383
Ending balance: individually evaluated for impairment	40	109	26		175
Ending balance: collectively evaluated for impairment	$8,413	$15,819	$3,183	$793	$28,208
Loans receivable:
Ending balance	$613,127	$1,343,539	$297,624	$74,883	$2,329,173
Ending balance: individually evaluated for impairment	199	2,889	1,274		4,362
Ending balance: collectively evaluated for impairment	$612,928	$1,340,650	$296,350	$74,883	$2,324,811

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at June 30, 2022 and December 31, 2021:

		Special
June 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial	$587,907	$8,077	$825	$	$596,809
Real estate:
Commercial	1,555,363	8,028	6,267		1,569,658
Residential	315,835	119	1,718		317,672
Consumer	81,131		309		81,440
Total	$2,540,236	$16,224	$9,119	$	$2,565,579

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial	$611,151	$896	$1,080	$	$613,127
Real estate:
Commercial	1,324,646	13,939	4,954		1,343,539
Residential	294,892	333	2,399		297,624
Consumer	74,744		139		74,883
Total	$2,305,433	$15,168	$8,572	$	$2,329,173

The increase to special mention commercial loans is primarily the result of the downgrade of one credit with an outstanding balance of $7,800 due to insufficient cash flows as the borrower’s operations have not stabilized in the anticipated timeframe.  The decrease to special mention commercial real estate loans is due in part to an upgrade of a $3,531 credit resulting from improved financial performance and satisfactory repayment history and the payoff of a $2,429 credit.   The increase to substandard commercial real estate loans is primarily due to the downgrade of three credits totaling $1,745 as a result of repayment uncertainty. These downgrades were offset by the payoff/reduction of various credits. Substandard residential real estate loans decreased $681 primarily due to the payoff of a $538 credit.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Information concerning nonaccrual loans by major loan classification at June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021
Commercial	$147	$185
Real estate:
Commercial	1,889	1,793
Residential	613	694
Consumer	270	139
Total	$2,919	$2,811

Nonaccrual loans increased $108 from year end December 31, 2021 due to increases in commercial real estate and consumer loans, partially offset by reduced commercial and residential real estate loans.The major classifications of loans by past due status are summarized as follows:

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
June 30, 2022	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$78	$19	$127	$224	$596,585	$596,809	$
Real estate:
Commercial	1,561	240	708	2,509	1,567,149	1,569,658
Residential	270	475	375	1,120	316,552	317,672	190
Consumer	523	179	123	825	80,615	81,440
Total	$2,432	$913	$1,333	$4,678	$2,560,901	$2,565,579	$190

Improved credit quality resulted in lower levels of past due loans from year end.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$101	155	$158	$414	$612,713	$613,127	$
Real estate:
Commercial	768	$423	834	2,025	1,341,514	1,343,539
Residential	1,552	207	265	2,024	295,600	297,624	13
Consumer	477	163	51	691	74,192	74,883
Total	$2,898	$948	$1,308	$5,154	$2,324,019	$2,329,173	$13

The following tables summarize information concerning impaired loans as of and for the three and six months ended June 30, 2022 and June 30, 2021, and as of and for the year ended December 31, 2021 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2022	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$126	$471		$132	$2	$141	$4
Real estate:
Commercial	2,473	3,262		2,611	10	2,532	22
Residential	996	1,181		935	6	914	10
Consumer	270	283		238		205
Total	3,865	5,197		3,916	18	3,792	36
With an allowance recorded:
Commercial	34	34	$34	28		32
Real estate:
Commercial	430	442	15	435	4	461	8
Residential	271	276	48	273	3	315	6
Total	735	752	97	736	7	808	14
Total impaired loans
Commercial	160	505	34	160	2	173	4
Real estate:
Commercial	2,903	3,704	15	3,046	14	2,993	30
Residential	1,267	1,457	48	1,208	9	1,229	16
Consumer	270	283		238		205
Total	$4,600	$5,949	$97	$4,652	$25	$4,600	$50

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

				For the Year Ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2021	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial	$158	$481		$964	$13
Real estate:
Commercial	2,376	3,120		2,719	22
Residential	873	1,073		1,016	19
Consumer	139	148		100
Total	3,546	4,822		4,799	54
With an allowance recorded:
Commercial	41	41	40	1,091	15
Real estate:
Commercial	513	543	109	802	22
Residential	401	401	26	436	13
Consumer
Total	955	985	175	2,329	50
Total impaired loans
Commercial	199	522	40	2,055	28
Real estate:
Commercial	2,889	3,663	109	3,521	44
Residential	1,274	1,474	26	1,452	32
Consumer	139	148		100
Total	$4,501	$5,807	$175	$7,128	$104

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
June 30, 2021	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$1,105	$1,603		$889	$3	$1,343	$7
Real estate:
Commercial	3,009	3,970		3,145	9	2,887	15
Residential	1,007	1,185		1,064	4	1,071	10
Consumer	76	86		85		94
Total	5,197	6,844		5,183	16	5,395	32
With an allowance recorded:
Commercial	966	999	$549	1,472	5	1,663	10
Real estate:
Commercial	674	771	87	692	6	988	10
Residential	459	470	58	441	3	447	7
Consumer
Total	2,099	2,240	694	2,605	14	3,098	27
Total impaired loans
Commercial	2,071	2,602	549	2,361	8	3,006	17
Real estate:
Commercial	3,683	4,741	87	3,837	15	3,875	25
Residential	1,466	1,655	58	1,505	7	1,518	17
Consumer	76	86		85		94
Total	$7,296	$9,084	$694	$7,788	$30	$8,493	$59

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial real estate and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $1,468 at June 30, 2022, $1,649 at December 31, 2021 and $2,637 at June 30, 2021.

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

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2022 or 2021.

During the three months and six ended June 30, 2022, or 2021, there were no payment defaults on troubled debt restructurings.

6. Other assets:

The increase in other assets was due to the increase to the net deferred tax asset related to the higher unrealized loss of the available-for-sale securities portfolio. The components of other assets at June 30, 2022, and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Other real estate owned	$121	$609
Investment in low income housing partnership	5,659	5,900
Mortgage servicing rights	919	882
Restricted equity securities (FHLB and other)	8,537	4,045
Net deferred tax asset	16,266	5,355
Interest rate floor	97	844
Interest rate swaps	14,720	9,026
Other assets	8,112	6,395
Total	$54,431	$33,056

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

During the periods ended June 30, 2022 and December 31, 2021 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$236,458	$236,458	$	$
U.S. government-sponsored enterprises	23,165		23,165
State and municipals:
Taxable	59,972		59,972
Tax-exempt	89,272		89,272
Mortgage-backed securities:
U.S. government agencies	1,276		1,276
U.S. government-sponsored enterprises	100,058		100,058
Corporate debt securities	3,710		3,710
Common equity securities	121	121
Total investment securities	$514,032	$236,579	$277,453	$
Loan held for sale	$681		$681
Interest rate floor-other assets	$97		$97
Interest rate swap-other assets	$14,720		$14,720
Interest rate swap-other liabilities	$(13,982)		$(13,982)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$191,574	$191,574		$
U.S. government-sponsored enterprises	33,778		$33,778
State and municipals:
Taxable	68,978		68,978
Tax-exempt	98,250		98,250
Mortgage-backed securities:
U.S. government agencies	1,843		1,843
U.S. government-sponsored enterprises	119,980		119,980
Corporate debt securities	2,918		2,918
Common equity securities	140	140
Total investment securities	$517,461	$191,714	$325,747	$
Loan held for sale	$408		$408
Interest rate floor-other assets	$844		$844
Interest rate swap-other assets	$9,026		$9,026
Interest rate swap-other liabilities	$(8,811)		$(8,811)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$638			$638

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$780			$780
Other real estate owned	$487			$487

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
June 30, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$638	Appraisal of collateral	Appraisal adjustments	19.8% to 97.0% (70.5)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$780	Appraisal of collateral	Appraisal adjustments	6.4% to 97.0% (65.2)%
			Liquidation expenses	3.0% to 6.0% (5.1)%
Other real estate owned	$487	Appraisal of collateral	Appraisal adjustments	35.9% to 35.9% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
June 30, 2022	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$47,733	$47,733	$47,733
Investment securities:
Available-for-sale	513,911	513,911	236,458	$277,453
Common equity securities	121	121	121
Held-to-maturity	94,446	84,076		84,076
Loans held for sale	681	681		681
Net loans	2,536,205	2,507,034			$2,507,034
Accrued interest receivable	9,303	9,303		9,303
Mortgage servicing rights	919	1,414		1,414
Restricted equity securities (FHLB and other)	8,537	8,537		8,537
Interest rate floor	97	97		97
Interest rate swaps	14,720	14,720		14,720
Total	$3,226,673	$3,187,627
Financial liabilities:
Deposits	$2,911,283	$2,903,800		$2,903,800
Short-term borrowings	129,170	129,083		129,083
Long-term debt	1,646	1,657		1,657
Subordinated debentures	33,000	33,286		33,286
Accrued interest payable	1,269	1,269		1,269
Interest rate swaps	13,982	13,982		13,982
Total	$3,090,350	$3,083,077

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

For the three and six months ended June 30, salaries and employee benefits expense includes approximately $308 and $597 in 2022, and $342 and $648 in 2021 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended June 30,	2022	2021
Components of net periodic pension benefit:
Interest cost	$114	$105
Expected return on plan assets	(352)	(322)
Amortization of unrecognized net gain	50	76
Net periodic benefit	$(188)	$(141)

	Pension Benefits
Six Months Ended June 30,	2022	2021
Components of net periodic pension benefit:
Interest cost	$228	$210
Expected return on plan assets	(704)	(644)
Amortization of unrecognized net gain	99	152
Net periodic benefit	$(377)	$(282)

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

As of June 30, 2022, there were 17,365 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the six months ended June 30, 2022 and 2021, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 19,787 shares and 19,818 shares underlying such awards, respectively.

The non-performance restricted stock grants made in 2022, 2021 and 2020 vest equally over three years. The performance-based restricted stock units vest over three fiscal years and include conditions based on the Company’s

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

three year cumulative diluted earnings per share and three-year average return on equity or tangible equity that determines the number of restricted stock units that may vest.

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

The Company recognized net compensation costs of $191 and $390 for the three and six months ended June 30, 2022 for awards granted under the 2017 Plan. The Company recognized compensation expense of $177 and $266 for the three and six months ended June 30, 2021 for awards granted under the 2017 Plan. As of June 30, 2022, the Company had $1,412 of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 2.0 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $41 will be reclassified as an increase to interest income.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2022, the Company had 89 interest rate swaps with an aggregate notional amount of $418,159 related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of June 30, 2022		As of December 31, 2021 (1)		As of June 30, 2022			As of December 31, 2021 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$97	Other Assets	$844

Total derivatives designated as hedging instruments			$97		$844		$			$

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$418,159	Other Assets	$14,720	Other Assets	$9,026	Other Liabilities		$13,985	Other Liabilities		$8,811

Total derivatives not designated as hedging instruments			$14,720		$9,026			$13,985			$8,811
(1)	Amounts include accrued interest.
(2)	Notional amount of interest rate swaps at December 31, 2021 was $392,677.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of June 30, 2022 and June 30, 2021.

						Location of				Amount of	Amount of
		Amount of		Amount of	Amount of	Gain or (Loss)		Amount of		Gain (Loss)	Gain (Loss)
		Gain (Loss)		Gain (Loss)	Loss	Recognized from		Gain (Loss)		Reclassified	Reclassified
		Recognized in		Recognized in	Recognized in	Accumulated		Reclassified		from Accumulated	from Accumulated
Derivatives in		OCI on		OCI Included	OCI Excluded	Other Comprehensive		from Accumulated		OCI into Income	OCI into Income
Hedging		Derivative		Component	Component	Income into		OCI into Income		Included Component	Excluded Component
Relationships				June 30, 2022		Income				June 30, 2022
Derivatives in Cash Flow Hedging Relationships
	$		$			Interest Expense	$		$
Cash Flow Swap						Other expense
Interest Rate Floor (*)		$(469)		$(493)	$24	Interest Income		$224		$256	$(32)
Total		$(469)		$(493)	$24			$224		$256	$(32)

						Location of				Amount of	Amount of
		Amount of		Amount of	Amount of	Gain or (Loss)		Amount of		Gain	Loss
		Gain		Gain	Gain	Recognized from		Loss		Reclassified	Reclassified
		Recognized in		Recognized in	Recognized in	Accumulated		Reclassified		from Accumulated	from Accumulated
Derivatives in		OCI on		OCI Included	OCI Excluded	Other Comprehensive		from Accumulated		OCI into Income	OCI into Income
Hedging		Derivative		Component	Component	Income into		OCI into Income		Included Component	Excluded Component
Relationships				June 30, 2021		Income				June 30, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap		$401		$401		Interest Expense		$(23)		$(23)
Cash Flow Swap						Other Expense		(25)		(25)
Interest Rate Floor (*)		$(25)		$(83)	$7	Interest Income		$268		$300	$(32)
Total		$376		$318	$7			$220		$252	$(32)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the three months ended June 30,
	2022		2022	2021		2021
	Interest Income		Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$93	$		$134

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$93	$		$134	$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$109	$		$150	$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)			$(16)	$

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the six months ended June 30,
	2022		2022	2021		2021
	Interest Income		Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$224	$		$268		$(48)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$224	$		$268		$(23)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring		$				$(25)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$256	$		$300		$(48)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(32)			$(32)	$

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

		Amount of Gain	Amount of Gain	Amount of Gain	Amount of Loss
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	June 30, 2022	June 30, 2022	June 30, 2021	June 30, 2021

Interest Rate Swaps	Interest rate swap revenue	$283	$523	$(237)	$168
Other Contracts		1	4
Total		$284	$527	$(237)	$168

Fee Income	Fee income	$1	$104	$105	$497

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of June 30, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$14,816	$	$14,816	$100	11,220	$3,496

Offsetting of Derivative Liabilities
as of June 30, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$13,985	$	$13,985	$100	7,830	$6,055

Offsetting of Derivative Assets
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$9,870	$	$9,870	$3,218		$6,652

Offsetting of Derivative Liabilities
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$8,818	$	$8,818	$3,218	5,600	$

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

As of June 30, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,402. As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,600. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, and had posted collateral of $7,830 with dealer counterparties at June 30, 2022 and December 31, 2021. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at June 30, 2022 and December 31, 2021 are summarized as follows:

At the period end	June 30, 2022	December 31, 2021
Interest-bearing deposits:
Money market accounts	$592,989	$588,245
Now accounts	752,397	851,086
Savings accounts	518,146	491,796
Time deposits less than $250	219,690	203,719
Time deposits $250 or more	80,503	90,795
Total interest-bearing deposits	2,163,725	2,225,641
Noninterest-bearing deposits	747,558	737,756
Total deposits	$2,911,283	$2,963,397

Total deposits decreased $52,114 from December 31, 2021 due primarily to outflows of public fund NOW accounts and reductions to high balance time deposits as these customers are typically more price-sensitive. Brokered deposits added during the three months ended June 30, 2022 totaled $25,317 and were used to offset a portion of the deposit outflows and lock-in then current interest rates, as our expectation is for interest rates to continue to increase throughout the remainder of 2022. Of the brokered deposits added during the current period, $11,400 are callable which gives the Bank the option to call the certificates of deposit after the initial three month term.

11. Borrowings

Short-term borrowings consists of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at June 30, 2022 were $129,170 as compared to no short-term borrowings at December 31, 2021. The increase in short-term borrowings was due primarily to fund a portion of loan growth and replace deposit outflows during the three months ended June 30, 2022, as overnight borrowings with the FHLB were $117,950 at June 30, 2022.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $11,220 and increased due to higher market interest rates. The table below outlines short-term borrowings at and for the six months ended June 30, 2022 and for the year ended December 31, 2021:

	At and for the six months ended June 30, 2022
					Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at End
	Balance	Balance	Balance	Rate	of the Period
Other borrowings	$11,220	$5,466	$11,220	0.83%	1.58%
FHLB advances	117,950	13,669	117,950	1.63%	1.75
Total short-term borrowings	129,170	19,135	129,170	1.29%	1.74%

At and for the year ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$	$13,973	$50,000	0.56%		%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At June 30, 2022, the maximum borrowing capacity was $1,018,230 of which $119,596 was outstanding in borrowings and $283,500 was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2021, the maximum borrowing capacity was $896,130 of which $2,711 was outstanding in borrowings and $373,035 was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of advances from the FHLB at June 30, 2022 and December 31, 2021 are as follows:

	Interest Rate
Due	Fixed	June 30, 2022	December 31, 2021
March 2023	4.69	$1,646	2,711
		$1,646	$2,711

Maturities of long-term debt, by contractual maturity, for the remainder of 2022 and subsequent years are as follows:

2022	1,091
2023	555
$1,646

The advances from the FHLB totaling $1,646 are not convertible.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: the COVID-19 crisis and the governmental responses to the crisis; the effects of any recession in the United States; the impact on financial markets from geopolitical conflicts such as the military conflict between Russia and Ukraine; risks associated with business combinations; changes in interest rates; economic conditions, particularly in our market area; legislative and regulatory changes and the ability to comply with the significant laws and regulations governing the banking and financial services business; monetary and fiscal policies of the U.S. government, including policies of the U.S. Department of Treasury and the Federal Reserve System; credit risk associated with lending activities and changes in the quality and composition of our loan and investment portfolios; demand for loan and other products; deposit flows; competition; changes in the values of real estate and other collateral securing the loan portfolio, particularly in our market area; changes in relevant accounting principles and guidelines; inability of third party service providers to perform; and our ability to prevent, detect and respond to cyberattacks. Additional factors that may affect our results are discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A of this report and in reports we file with the Securities and Exchange Commission from time to time.

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

Operating Environment:

During the second quarter of 2022, restrictive measures related to the COVID-19 pandemic continued to ease, both on a national level and more specifically in the Company's market area. Most businesses have reopened at full capacity, that has improved commercial and consumer activity which is begininning to return to pre-pandemic levels. Risk of further

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

resurgence and possible reimplementation of restrictions remains.  If there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows.

From a lending perspective, loan growth, excluding our PPP loan transactions, continued to improve during the second quarter as momentum from our entrance in two new markets continues and overall economic activity improved in all our markets.  PPP loans declined to $27,036 at June 30, 2022 and we expect the majority of these loans to be forgiven by year-end. From a deposit perspective, competition for funding has increased as excess liquidity held by banks has been deployed into loans.

During the second quarter, high inflation continued, interest rates increased and the likelihood of a recession remained. As a result, the level of loan growth experienced in the first half of the year may not be experienced in the second half of 2022.

Inflation increased during the first half of 2022 to levels well above the Federal Open Market Committee’s

(“FOMC”) long-term desired 2% level for items other than food and energy. Core inflation, as measured by the Consumer Price Index (“CPI”), excluding items known for their volatility such as food and energy, was 5.9% for the 12 months ending June 30, 2022. When including food and energy, CPI was 9.1% due primarily to higher energy costs.

Concerns over the high inflation rate have resulted in central bankers in the U.S. and abroad adjusting interest rates. The FOMC has increased rates three times through June 30, 2022 beginning with a 25 basis point increase in March, a 50 basis point increase in May and a 75 basis point increase in June. In addition there was another 75 basis point increase in July.

Gross domestic product (“GDP”) decreased for the second consecutive quarter. It decreased at an annual rate of 0.9% for the second quarter and 1.6% for the first quarter compared to an increase of 6.9% in the fourth quarter of 2021 on reduced exports, federal spending, private investment and state/local government spending. Business investment, which accounts for approximately 15% of GDP, has ramped up investment since the initial impact of the pandemic; however, investment is unsteady as noted by a decrease in investment in office buildings and retail space (which is driven by increased online shopping and working from home) investment in equipment and intellectual property expanding during the pandemic and continues to be strong.

Per the U.S Bureau of Economic Analysys (“BEA”), the personal consumption index (“PCE”), which represents 70% of economic output, for June increased 6.8% from one year ago, reflecting increases in both goods and services. Excluding food and energy the PCE price index for June increased 4.8% from one year ago.

Home sales were down 8.1% from a year ago, after two years of heightened activity and have returned to prepandemic levels and will likely be impacted by higher interest rates.

Goodwill:

The Company has goodwill with a net carrying value of $63,370 at June 30, 2022 and December 31, 2021. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At June 30, 2022, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Review of Financial Position:

Total assets increased $52,056 or 3.1% annualized, to $3,421,539 at June 30, 2022, from $3,369,483 at December 31, 2021. The increase in assets during the six months was due to loan and investment growth, funded primarily with our

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

federal funds sold balances and short-term borrowings. Total loans increased to $2,565,579 at June 30 2022, compared to $2,329,173 at December 31, 2021, an increase of $236,406. Excluding PPP loans and a net decrease of $41,857 to PPP loan balances, loan growth during the first six months of 2022 totaled $278,263, or 24.8% annualized.  Investments increased $19,804 or 6.8% annualized as the purchase of higher yielding investment securities with a portion of our lower earning excess cash position during the first three months of 2022 offset the reduction to the fair value of the available-for-sale investment portfolio due to higher market rates.  Federal funds sold balances decreased $242,425 to $0 at June 30, 2022 from $242,425 at December 31, 2021. Deposits decreased $52,114 to $2,911,283 at June 30, 2022 from $2,963,397. Interest-bearing deposits decreased $61,916 while noninterest-bearing deposits increased $9,802. Total short-term borrowings at June 30, 2021 totaled $129,170.  Total stockholders’ equity decreased $28,229 or 8.3%, from $340,126 at year-end 2021 to $311,897 at June 30, 2022 as net income was offset by a decrease to accumulated other comprehensive income (“AOCI”), resulting from an increase to the unrealized loss on investment securities, and dividends paid to shareholders. For the six months ended June 30, 2022, total assets averaged $3,344,220, an increase of $388,696 from $2,955,524 for the same period of 2021.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $513,911 at June 30, 2022, a decrease of $3,410, or 0.7% from $517,321 at December 31, 2021. The decrease was due to a decline in the market value of the available-for-sale portfolio of $51,281 since December 31, 2021, due to the rapid increase of market rates, and principal received from mortgage-backed securities and maturing bonds, partially offset by the purchase of U.S. Treasury notes, taxable and tax-exempt municipal bonds and mortgage-backed securities as we deployed a portion of excess cash into higher earning assets primarily during the three months ended March 31. Investment securities held-to-maturity totaled $94,446 at June 30, 2022, an increase of $23,233 from $71,213 at December 31, 2021 as a portion of newly purchased low coupon securities were classified as held-to-maturity to mitigate market value risk.

For the six months ended June 30, 2022, the investment portfolio averaged $649,110, an increase of $311,369 or 92.2% compared to $337,741 for the same period last year. Average tax-exempt municipal bonds have increased $35,402 or 47.0% to $110,768 for the six months ended June 30, 2022 from $75,366 during the comparable period of 2021. The increase in tax-exempt municipal bonds is due to purchases during the last twelve months with a portion of excess liquidity. The tax-equivalent yield on the investment portfolio decreased 47 basis points to 1.67% for the six months ended June 30, 2022, from 2.14% for the comparable period of 2021. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the AOCI component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $41,927 net of deferred income taxes of $11,145 at June 30, 2022, and net unrealized losses of $1,415, net of deferred income taxes of $376, at December 31, 2021.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first six months of 2022.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Loan Portfolio:

Total loans increased to $2,565,579 at June 30, 2022 from $2,329,173 at December 31, 2021, an increase of $236,406.  Our recent entrance into the Greater Pittsburgh market and Piscataway, New Jersey via community banking offices has resulted in positive loan opportunities and has contributed to the overall loan growth since yearend.

Our loan growth is due to increases in commercial real estate loans and tax-free commercial loans, offset by a reduction in PPP loan balances. At June 30, 2022, we had 16 loans totaling $13,115 remaining from PPP loans originated during 2020 and 67 loans totaling $13,921 remaining from the second PPP program, and we expect the majority to be forgiven during 2022. Excluding the PPP loans, total loans have increased $278,263 or 24.8% annually. Commercial real estate loans increased $226,119 or 33.9% annualized, to $1,569,657 at June 30, 2022 compared to $1,343,539 at December 31, 2021 due to increased activity in all our markets. Commercial and industrial loans, excluding PPP, increased $25,539 to $569,773 at June 30, 2022 compared to $544,234 at December 31, 2021 due to growth of tax-exempt loans. We continue to actively pursue commercial and industrial loans as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans increased $6,557, or 17.7% on an annualized basis, to $81,440 at June 30, 2022 compared to $74,883 at December 31, 2021. The increase in consumer loans was due to dealer indirect auto loan origination and other consumer loan volumes.

Residential real estate loans increased $20,048, or 13.6% on an annualized basis, to $317,672 at June 30, 2022 compared to $297,624 at December 31, 2021. The increase in residential mortgages is due to increased refinance and purchase activity prior to the recent increase to mortgage rates, increased home equity loan activity, and a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the six months ended June 30, 2022, total loans excluding PPP loans, averaged $2,369,330, an increase of $363,432 or 18.1% compared to $2,005,898 for the same period of 2021. The PPP loans averaged $40,079 for the six months ended June 30, 2022 and yielded 7.45% due to the acceleration of unamortized net fees and interest earned. The tax-equivalent yield on the entire loan portfolio was 3.84% for the six months ended June 30, 2022, a 12 basis point decrease from the comparable period last year. The decrease in yield is primarily due to lower levels of PPP fees and interest earned along with lower rates on new loan origination.

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

Unused commitments at June 30, 2022, totaled $676,636, consisting of $617,371 in unfunded commitments of existing loan facilities and $59,265 in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2021 totaled $553,373, consisting of $495,119 in unfunded commitments of existing loans and $58,254 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

	June 30, 2022	December 31, 2021
Nonaccrual loans	$2,919	$2,811
Troubled debt restructured loans (including nonaccrual TDR)	1,468	1,649
Accruing loans past due 90 days or more:	190	13
Total nonperforming loans	4,577	4,473
Foreclosed assets		488
Total nonperforming assets	$4,577	$4,961
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$1,468	$1,649
Total TDR loans	$1,468	$1,649
Total loans held for investment	$2,565,579	$2,329,173
Nonaccrual loans as a percentage of loans held for investment	0.11%	0.12%
Allowance for loan losses	29,374	28,383
Allowance for loan losses as a percentage of loans held for investment	1.14%	1.22%
Allowance for loan losses as a percentage of nonaccrual loans	1006.30%	1009.71%
Nonperforming loans as a percentage of loans, net	0.18%	0.19%

We experienced improved asset quality during the first six months of 2022 as evidenced by a decrease of $384 in nonperforming assets. Nonperforming assets totaled $4,577 or 0.14% of total assets at June 30, 2022, a decrease from $4,961 or 0.15% of total assets at December 31, 2021. This was the result of the sale of foreclosed assets during the first quarter 2022.

Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, increased $108 to $2,919 at June 30, 2022 from $2,811 at December 31, 2021. The increase to nonaccrual loans since year-end is due primarily to the increase of $134 to the indirect auto portfolio.  Restructured loans decreased $181 to $1,468 at June 30, 2022 from $1,649 at December 31, 2021 due to payments received. Foreclosed assets decreased $488. There were no foreclosed properties at June 30, 2022 compared to three properties at December 31, 2021.

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

The Company’s allowance for loan losses increased $991 or 3.49% during the first six months of 2022. The allowance for loan losses equaled $29,374 or 1.14% of loans, net at June 30, 2022 compared to $28,383 or 1.22% of loans, net, at December 31, 2021. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.16% at June 30, 2022. Loans charged-off, net of recoveries, for the six months ended June 30, 2022, equaled $259 or 0.02% of average loans, compared to $205 or 0.02% of average loans for the comparable period last year. The increase to charge-offs in the current period is due to the delinquency status of one commercial relationship and subsequent net charge-off of $139.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs. For the six months ended June 30, 2022, total deposits decreased $52,114 or 1.76% to $2,911,283 from $2,963,397 at December 31, 2021.  The decrease was the result of outflows of public fund NOW accounts and reductions to high balance time deposits as these customers are price sensitive. Brokered deposits increased $25,300 during the three months ended June 30, 2022 to offset a portion of the deposit outflow.

Interest-bearing deposits decreased $61,916 while noninterest-bearing deposits increased $9,802.  Interest-bearing transaction accounts, including NOW and money market accounts decreased by $93,945, or 6.5%, to $1,345,386 at June 30, 2022, from $1,439,331 at December 31, 2021, savings accounts increased $26,350 to $518,146 as of June 30, 2022 from $491,796 at December 31, 2021.  Time deposits less than $250 increased $15,971, or 7.8%, to $219,690 at June 30, 2022, from $203,719 at December 31, 2021 partially due to the addition of $25,317 of brokered certificates of deposit.  Time deposits $250 or more decreased $10,292, or 11.3% to $80,503 at June 30, 2022 from $90,795 at year end 2021.

For the six months ended June 30, interest-bearing deposits averaged $2,189,477 in 2022 compared to $1,877,950 in 2021, an increase of $311,527 or 16.6%. The cost of interest-bearing deposits was 0.28% in 2022 compared to 0.43% for the same period last year. For the first six months, the overall cost of interest-bearing liabilities including the cost of borrowed funds, was 0.37% in 2022 and 0.54% in 2021. The lower costs are due primarily to our actions to lower deposit rates to mitigate net interest margin compression. We intend to monitor deposit rates; the FOMC increased the federal funds target rate three times for a total of 150 basis points through June 30, 2022 and another 75 basis points on July 27, 2022 with the expectation that the FOMC will continue to move to increase the federal funds rate to combat inflation. The volume and velocity of the rate increases will place pressure on our deposit costs.

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

Overall, total borrowings at June 30, 2022, totaled $163,816, including long-term and subordinated debt, compared to $35,711 at December 31, 2021, an increase of $128,105. Total short-term borrowings at June 30, 2022 were $129,170 as compared to no short-term borrowings outstanding at December 31, 2021. The increase in short-term borrowings was due primarily to fund a portion of loan growth and replace deposit outflows during the three months ended June 30, 2022, as overnight borrowings with the FHLB were $117,950 at June 30, 2022.  Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $11,220 and increased due to

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

higher market interest rates.  Long-term debt was $1,646 at June 30, 2022 compared to $2,711 at year end 2021. Subordinated debt outstanding at June 30, 2022 and December 31, 2021 was $33,000.

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

Our cumulative one-year RSA/RSL ratio equaled 1.12% at June 30, 2022, a decrease from 1.16% at December 31, 2021. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, and the action by the FOMC to increase the federal funds rate 225 basis points from March 1, 2022 to date and an expectation the FOMC will continue to increase the federal funds rate to mitigate inflation, we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at June 30, 2022, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at June 30, 2022, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2022 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in May, to review our interest rate risk profile, capital adequacy and liquidity.  Management believes the Company’s liquidity position is strong. At June 30, 2022, the Company’s cash and due from banks balances were $47,733 and we maintained $224,916 of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At June 30, 2022, the Company’s available-for-sale investment securities portfolio totaled $513,911, $348,501 of which were unencumbered. Net unrealized losses on the portfolio were $53,072. The Bank’s unused borrowing capacity at the FHLB at June 30, 2022 was $614,895.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after June 30, 2022. Our noncore funds at June 30, 2022, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At June 30, 2022, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 10.0%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 6.4%. Comparatively, our overall noncore dependence ratio at year-end 2021 was negative 3.0% and our net short-term noncore funding dependence ratio was negative 5.6%, indicating that our reliance on noncore funds has increased both in the short-term and overall due to our relatively static deposit balances and use of our federal funds sold to fund loan and investment growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $232,200 during the six months ended June 30, 2022. Cash and cash equivalents increased $19,859 for the same period last year. For the six months ended June 30, 2022, net cash inflows of $69,751 from financial activities and $18,738 from operating activities were offset by net cash outflows of $320,689 from investing activities. For the same period of 2021, net cash inflows of $13,001 from operating activities and $107,461 from financing activities were partially offset by net cash outflows of $100,603 from investing activities.

Operating activities provided net cash of $18,738 for the six months ended June 30, 2022, and $13,001 for the corresponding six months of 2021. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $320,689 for the six months ended June 30, 2022, compared to using net cash of $100,603 for the same period of 2021. The combination of purchases of investment securities and an increase in lending activities were the primary factors causing the net cash outflow from investing activities in both periods.

Financing activities provided net cash of $69,751 for the six months ended June 30, 2022, and provided net cash of $107,461 for the corresponding six months of 2021. In 2022, short term borrowings provided the predominant financing activity of $129,170, partially offset by a decrease of $52,114 in deposits. During 2021, deposit gathering was our predominant financing activity. Deposits provided cash of $174,653 for the six months ended June 30, 2021 while short term borrowings declined $50,000. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $311,897 or $43.50 per share at June 30, 2022, compared to $340,126 or $47.44 per share at December 31, 2021. Stockholders’ equity was reduced during the six month period ended June 30, 2022 by cash dividends declared of $5,594, a decrease to AOCI of $41,060 primarily due to an increase to the unrealized loss on investment securities from higher market rates, and the repurchase of 13,567 common shares totaling $646. Net income of $18,983 for the six months ended June 30, 2022 was added to our capital position during the period.

Higher market rates since year end resulted in a mark-to-market impact on the available for sale portfolio of $40,512, which runs through AOCI and affects our book value, but not our regulatory capital ratios.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Dividends declared equaled $0.78 per share through the six months ended June 30, 2022 and $0.74 per share for the same period of 2021. The dividend payout ratio was 29.5% for the six months ended June 30, 2022 and 29.7% for the same period of 2021. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on July 29, 2022 a third quarter dividend of $0.40 per share payable on September 15, 2022 to shareholders of record as of August 31, 2022. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At June 30, 2022, the Bank’s Tier 1 capital to total average assets was 9.78% as compared to 9.58% at December 31, 2021. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.81% and the total capital to risk weighted asset ratio was 13.97% at June 30, 2022. These ratios were 13.76% and 15.01% at December 31, 2021. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.81% at June 30, 2022 compared to 13.76% at December 31, 2021. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at June 30, 2022.

Review of Financial Performance:

Peoples reported net income of $9,353, or $1.30 per diluted share for the three months ended June 30, 2022, a 10.2% increase when compared to $8,531, or $1.18 per share for the comparable period of 2021. The increase in earnings for the three months ended June 30, 2022 is due to a $3,417 increase to net interest income and $494 increase in noninterest income during the current three month period when compared to the year ago period. Partially offsetting the increases were a $850 increase in provision for loan losses due to strong loan growth in the current period, and higher noninterest expenses of $2,035 due to higher salaries and benefits and occupancy and equipment costs in part due to our investment in our market expansion strategy and digital technology upgrade.

Peoples reported net income of $18,983, or $2.63 per diluted share for the six months ended June 30, 2022, an increase of 5.6% when compared to $18,009, or $2.49 per diluted share for the comparable period of 2021. The increase in earnings in the six months ended June 30, 2022 is a result of increased net interest income of $5,280 and an increase of $398 in noninterest income. Partially offsetting the increases were a $1,650 increase in provision for loan losses and an increase of $3,695 to noninterest expense. Strong loan growth resulted in a provision for loan losses of $1,250 in the current six month period, as compared to a credit to the loan loss provision of $400 in the year ago period. Higher noninterest expenses were mainly due to higher salaries and benefits of $2,071 and higher occupancy and equipment costs of $1,461 in part due to our investment in our market expansion strategy and digital technology upgrade which commenced during the final six months of 2021.

Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.12% for the second quarter of 2022 compared to 1.14% for the same period of 2021. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 11.71% for the second quarter of 2022 compared to 10.71% for the comparable period in 2021.

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

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and six months ended June 30, 2022 and 2021:

Three months ended June 30	2022	2021
Interest income (GAAP)	$25,892	$22,763
Adjustment to FTE	461	366
Interest income adjusted to FTE (non-GAAP)	26,353	23,129
Interest expense	2,185	2,473
Net interest income adjusted to FTE (non-GAAP)	$24,168	$20,656

Six months ended June 30	2022	2021
Interest income (GAAP)	$50,463	$46,240
Adjustment to FTE	905	701
Interest income adjusted to FTE (non-GAAP)	51,368	46,941
Interest expense	4,125	5,182
Net interest income adjusted to FTE (non-GAAP)	$47,243	$41,759

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and six months ended June 30, 2022 and 2021:

Three months ended June 30	2022	2021
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$15,493	$13,458
Less: amortization of intangible assets expense	97	125
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	15,396	13,333

Net interest income (GAAP)	23,707	20,290
Plus: taxable equivalent adjustment	461	366
Noninterest income (GAAP)	3,881	3,387
Net interest income (FTE) plus noninterest income (non-GAAP)	$28,049	$24,043

Efficiency ratio (non-GAAP)	54.9%	55.5%

Six months ended June 30	2022	2021
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$29,782	$26,157
Less: amortization of intangible assets expense	193	250
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	29,589	25,907

Net interest income (GAAP)	46,338	41,058
Plus: taxable equivalent adjustment	905	701
Noninterest income (GAAP)	7,302	6,904
Net interest income (FTE) plus noninterest income (non-GAAP)	$54,545	$48,663

Efficiency ratio (non-GAAP)	54.3%	53.2%

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

For the three months ended June 30, tax-equivalent net interest income increased $3,512 to $24,168 in 2022 from $20,656 in 2021. The net interest spread increased to 2.95% for the three months ended June 30, 2022 from 2.81% for the three months ended June 30, 2021 as the earning asset yield increased 2 basis points while the average rate paid on interest bearing liabilities decreased 11 basis points. The tax-equivalent net interest margin increased to 3.06% for the second quarter of 2022 from 2.96% for the comparable period of 2021.

For the three months ended June 30, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $3,224, to $26,353 in 2022 as compared to $23,129 in 2021. The overall yield on earning assets, on a fully tax-equivalent basis, increased 2 basis points for the three months ended June 30, 2022 to 3.34% as compared to 3.32% for the three months ended June 30, 2021. The increase to tax-equivalent interest income is due to the higher earning asset base of $367,654. The higher volume is partially offset by the earning assets repricing downward and new loan originations and investment purchases being added at lower portfolio rates. PPP loan interest income and net fees totaled $440 and the yield was 5.2% during the current quarter. Excluding the PPP loans, the loan yield was 3.81%. The overall yield earned on investments decreased 46 basis points in the second quarter of 2022 to 1.67% from 2.13% for the second quarter of 2021 as investment cashflow from high yielding matured and pre-refunded municipal bonds are deployed into lower yielding bonds.  Average investment balances were $321,205 higher when comparing the current and year ago quarter. Average federal funds sold decreased $196,327 to $23,920 for the three months ended June 30, 2022 and yielded 0.37%, as compared to $220,247 and yield of 0.10% in the year ago period.  We recognized the negative impact to the overall net interest margin due to the high federal funds sold balances and invested a portion into the investment portfolio during the current three month period to improve interest income and asset yield. We expect asset yields to move upward as asset cash flow reprice higher due to the recent increase to the federal funds rate by the FOMC and expectation of further rate increases by the FOMC to combat inflation.

Total interest expense decreased $288 to $2,185 for the three months ended June 30, 2022 from $2,473 for the three months ended June 30, 2021. The total cost of funds decreased 11 basis points for the three months ended June 30, 2022 to 0.39% as compared to 0.50% in the year ago period. The decrease in costs was due to lower rates on interest bearing deposits partially offset by higher average balances. The average rate paid on deposits declined as we decreased deposit rates throughout 2021 and early in 2022 to mitigate margin compression during a historically low rate environment. We expect our cost of funds to come under pressure over the remaining months of 2022 as market rates have risen rapidly since year end as the FOMC aggressively increases interest rates in an attempt to curb inflation.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the six months ended June 30

	2022 vs 2021
	Increase (decrease)
	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$1,933	$(1,901)	$3,834
Tax-exempt	688	(908)	1,596
Investments:
Taxable	1,515	(1,652)	3,167
Tax-exempt	284	(353)	637
Interest-bearing deposits	16	18	(2)
Federal funds sold	(9)	144	(153)
Total interest income	4,427	(4,652)	9,079
Interest expense:
Money market accounts	(266)	$(606)	$340
NOW accounts	(96)	(840)	744
Savings accounts	(1)	(47)	46
Time deposits less than $100	(154)	(147)	(7)
Time deposits $100 or more	(451)	(356)	(95)
Short-term borrowings	45	120	(75)
Long-term debt	(134)	205	(339)
Subordinated debt
Total interest expense	(1,057)	(1,671)	614
Net interest income - non-GAAP	$5,484	$(2,981)	$8,465

Tax-equivalent net interest income, a non-GAAP measure, was $47,243 in the six months ended June 30, 2022 and $41,759 in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $8,465. A rate variance resulted in a decrease in net interest income of $2,981.

Average earning assets increased $404,072 to $3,161,391 for the six months ended June 30, 2022 from $2,757,319 for the six months ended June 30, 2021 and accounted for a $9,079 increase in interest income. Average loans increased $207,270, which caused interest income to increase $5,430. Specifically, average PPP loans totaled $40,079 and generated $1,481 of interest and net fees in the current period compared to average PPP loans of $196,240 and $3,811 of interest and fees in the prior period. Average taxable investments increased $275,967 comparing 2022 and 2021, which resulted in increased interest income of $3,167 while average tax-exempt investments increased $35,402, which resulted in an increase to interest income of $637. Average federal funds sold decreased $113,375 for the six months ended June 30, 2022 which resulted in a decrease of $153 to interest income.

Average interest-bearing liabilities rose $291,323 to $2,243,797 for the six months ended June 30, 2022 from $1,952,474 for the six months ended June 30, 2021 resulting in a net increase in interest expense of $614. Interest-bearing transaction accounts, including money market, NOW and savings accounts grew $335,934, which in aggregate caused a $1,130 increase in interest expense. In addition, large denomination time deposits averaged $23,235 less in the current period and caused interest expense to decrease $95. A decrease of $1,173 in average time deposits less than $100 thousand decreased interest expense by $7. In addition, short-term borrowings averaged $9,631 lower and decreased interest expense $75 while long-term debt averaged $10,572 lower and decreased interest expense by $339 comparing the first six months of 2022 and 2021.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

An unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 15 basis points while there was a 17 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $2,981 comparing the six months ended June 30, 2022 and 2021. The tax-equivalent yield on earning assets was 3.28% in the 2022 period compared to 3.43% in 2021 resulting in a decrease in interest income of $4,652. The yield on the taxable investment portfolio decreased 44 basis points to 1.53% during the six months ended June 30, 2022 from 1.97% in the year ago period, resulting in a decrease of $1,652. The yield on the tax exempt investment portfolio decreased 35 basis points to 2.36% during the six months ended June 30, 2022 from 2.71% in the year ago period, resulting in a decrease of $353. The tax-equivalent yield on the loan portfolio decreased 12 basis points to 3.84% in 2022 from 3.96% in 2021 and resulted in a decrease to interest income of $2,809.

PPP loans yielded 7.45% during the six months ended June 30, 2022 compared to 3.92% in the year ago period. The decrease resulted from the higher interest income versus PPP loan forgiveness and the accretion of deferred fees.

A favorable rate variance was experienced in the cost of funds as incremental deposit rate reductions have been completed to mitigate the effect of low market rates to our net interest income. We experienced decreases in the rates paid on most of the major categories of interest-bearing liabilities. The cost of deposits declined 15 basis points and resulted in a $1,996 reduction in interest expense with the largest decreases being our money market and NOW account products. The deposit interest expense declines were partially offset by an 83 basis point increase in the cost of borrowings that increased interest expense $325.

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

	Three months ended
	June 30, 2022			June 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,254,405	$22,009	3.92%	$2,075,808	$20,029	3.87%
Tax-exempt	211,885	1,541	2.92	148,747	1,222	3.30
Total loans	2,466,290	23,550	3.83	2,224,555	21,251	3.83
Investments:
Taxable	553,078	2,110	1.53	264,490	1,301	1.97
Tax-exempt	111,138	652	2.35	78,521	520	2.66
Total investments	664,216	2,762	1.67	343,011	1,821	2.13
Interest-bearing deposits	10,694	18	0.68	9,653	2	0.08
Federal funds sold	23,920	22	0.37	220,247	55	0.10
Total earning assets	3,165,120	26,353	3.34%	2,797,466	23,129	3.32%
Less: allowance for loan losses	28,839			27,163
Other assets	210,739			226,245
Total assets	$3,347,020	$26,353		$2,996,548	$23,129
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$588,222	$448	0.31%	$542,600	$533	0.39%
NOW accounts	782,501	577	0.30	609,283	561	0.37
Savings accounts	518,847	99	0.08	465,916	96	0.08
Time deposits less than $100	125,653	306	0.98	128,037	373	1.17
Time deposits $100 or more	152,346	167	0.44	175,918	378	0.86
Total interest-bearing deposits	2,167,569	1,597	0.30	1,921,754	1,941	0.41
Short-term borrowings	34,953	122	1.40	7,300	6	0.33
Long-term debt	1,901	23	4.85	11,025	82	2.98
Subordinated debt	33,000	443	5.38	33,000	444	5.38
Total borrowings	69,854	588	3.38	51,325	532	0.69
Total interest-bearing liabilities	2,237,423	2,185	0.39	1,973,079	2,473	0.50
Noninterest-bearing deposits	756,226			680,431
Other liabilities	33,079			23,420
Stockholders’ equity	320,292			319,618
Total liabilities and stockholders’ equity	$3,347,020	2,185		$2,996,548	2,473
Net interest income/spread		$24,168	2.95%		$20,656	2.82%
Net interest margin			3.06%			2.96%
Tax-equivalent adjustments:
Loans		$324			$257
Investments		137			109
Total adjustments		$461			$366

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Six months ended
	June 30, 2022			June 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,201,621	$42,862	3.93%	$2,065,024	$40,929	4.00%
Tax-exempt	207,788	3,011	2.92	137,114	2,323	3.42
Total loans	2,409,409	45,873	3.84	2,202,138	43,252	3.96
Investments:
Taxable	538,342	4,082	1.53	262,375	2,567	1.97
Tax-exempt	110,768	1,298	2.36	75,366	1,014	2.71
Total investments	649,110	5,380	1.67	337,741	3,581	2.14
Interest-bearing deposits	10,185	20	0.40	11,378	4	0.07
Federal funds sold	92,687	95	0.21	206,062	104	0.10
Total earning assets	3,161,391	51,368	3.28%	2,757,319	46,941	3.43%
Less: allowance for loan losses	28,779			27,426
Other assets	211,608			225,631
Total assets	$3,344,220	$51,368		$2,955,524	$46,941
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$592,085	$833	0.28%	$523,557	$1,099	0.42%
NOW accounts	801,155	1,064	0.27	590,418	1,160	0.40
Savings accounts	512,367	192	0.08	455,698	193	0.09
Time deposits less than $100	126,626	608	0.97	127,799	762	1.20
Time deposits $100 or more	157,243	368	0.47	180,478	819	0.92
Total interest-bearing deposits	2,189,476	3,065	0.28	1,877,950	4,033	0.43
Short-term borrowings	19,135	122	1.29	28,766	77	0.54
Long-term debt	2,186	51	4.70	12,758	185	2.92
Subordinated debt	33,000	887	5.42	33,000	887	5.38
Total borrowings	54,321	1,060	3.94	74,524	1,149	3.11
Total interest-bearing liabilities	2,243,797	4,125	0.37	1,952,474	5,182	0.54
Noninterest-bearing deposits	745,348			657,744
Other liabilities	30,816			25,385
Stockholders’ equity	324,259			319,921
Total liabilities and stockholders’ equity	$3,344,220	4,125		$2,955,524	5,182
Net interest income/spread		$47,243	2.91%		$41,759	2.89%
Net interest margin			3.01%			3.05%
Tax-equivalent adjustments:
Loans		$632			$488
Investments		273			213
Total adjustments		$905			$701

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We generally make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of June 30, 2022.

For the three months ended June 30, 2022, the provision for loan losses increased $850 to $950 from $100 in the year ago period due to improving credit trends.  The provision for loan losses in the three month period ended June 30, 2022 is the result of growth of non-PPP loans and improved credit quality.

The provision for loan losses was $1,250 for the six months ended June 30, 2022, an increase of $1,650 from a credit of $400 for the comparable period of 2021.  The higher provision in the six month period ended June 30, 2022 is the result of $278,263 in loan growth during the period. The credit in the prior year period was due to improved credit quality and the reversal of COVID related asset quality adjustments.

Noninterest Income:

Noninterest income for the three months ended June 30, 2022 was $3,881, an increase of $494 or 14.6% from $3,387 in 2021. The increase was primarily due to higher revenue from commercial loan interest rate swaps and services charges, fees, commissions and other, partially offset by reduced mortgage banking fees. Commercial loan interest rate swap income increased $416 due to higher credit value adjustment in the quarter compared to a year ago. Services charges, fees, commissions and other were higher in the current period by $136 due to higher service charges on consumer and commercial deposit accounts. Mortgage banking revenue declined $80 in the three month period ended June 30, 2022 due to lower volumes of mortgage loans being sold into the secondary market.

Noninterest income for the six months ended June 30, 2022 was $7,302, an increase of $398 or 5.8% from $6,904 in the year ago period.  During the period, service charges, fees, commissions and other increased $644 due in part to the reversal of an accrual of a $335 bank owned life insurance benefit in the year ago period, an increase in consumer and commercial deposit service charges and higher revenue related to debit card activity. Mortgage banking income decreased $248 during the six months ended June 30, 2022 compared to the prior year on lower sales volume.

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

Noninterest expense increased $2,035 or 15.1% to $15,493 for the three months ended June 30, 2022, from $13,458 for the three months ended June 30, 2021. Salaries and employee benefits increased $601 or 8.3% due to annual merit increases and the the addition of lending teams and credit support staff in our newest expansion markets of Piscataway, New Jersey and Pittsburgh, Pennsylvania that opened during the fourth quarter of 2021. Occupancy and equipment expenses were higher by $903 in the current period due to information technology investments related to mobile/digital banking solutions implemented during the second half of 2021. Professional and consulting fees increased $197 and other expenses, which includes account processing and advertising, increased $353.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the six months ended June 30, noninterest expense increased $3,695 or 14.2% to $29,782 in 2022 from $26,087 in 2021. During the six months ended June 30, 2022, salaries and employee benefits expense totaled $15,891, an increase of $2,071 or 15.0% when compared to $13,820 for the same period of 2021 due primarily to annual merit increases, our investment into our newest markets and lower deferred loan origination costs, which are recorded as a contra-salary expense. Occupancy and equipment expense increased $1,461 or 23.1% to $7,775 in the six month period due to information technology investments related to mobile/digital banking solutions implemented during the second half of 2021 and additional costs related to entrance into the Piscataway, New Jersey and Pittsburgh, Pennsylvanita markets. Other expenses included professional, consulting and loan account processing fees.

Income Taxes:

We recorded income tax expense of $1,792 or 16.1% of pre-tax income, and $3,625 or 16.0% of pre-tax income for the three and six months ended June 30, 2022, respectively. This compares to the three and six month periods ended June 30, 2021 in which we recorded tax expense of $1,588 or 15.7% of pre-tax income, and $4,266 or 18.9% of pre-tax income, respectively. The current year to date period benefited from a higher level of tax-exempt income while the prior year included a $621 deferred tax adjustment. Excluding this adjustment, the effective tax rate would have been 16.1% for the six month period ended June 30, 2021.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios

Model results at June 30, 2022 indicated a significantly higher starting level of net interest income (“NII”) compared to the December 31, 2021 model as balance sheet growth, a shift in balance sheet mix and higher assumed market rates led to an increase to the balance sheet spread of 27 basis points. After the first twelve months of the model simulation, the

Peoples Financial Services Corp.

benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s recent increase to the federal funds rate. Our interest rate risk position exhibits a benefit to rising interest rates after the first twelve months and then throughout the simulations while a sustained falling rate environment presents the greatest potential exposure to earnings. This position at June 30, 2022 is less asset-sensitive than the simulation at December 31, 2021 indicated due to the addition of fixed rate assets to mitigate our exposure to flat and falling rates.

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

During the first half of 2022, the FOMC began to increase the federal funds target rate in part to mitigate historically high inflation. Since March 2022 there have been four rate increases totaling 225 basis points. Through June 30, 2022, we have realized higher rates on our existing adjustable rate loans and new originations while we have been able to hold our funding costs relatively stable. However, our funding costs may increase in the future as a result of the FOMC rate adjustments and local competition for deposits and negatively impact our net interest income.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at June 30, 2022, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	June 30, 2022
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(8.0)	(20.0)	(23.5)	(40.0)
+300	(6.0)	(20.0)	(17.6)	(30.0)
+200	(4.0)	(10.0)	(11.5)	(20.0)
+100	(1.7)	(10.0)	(4.8)	(10.0)
Static
-100	(2.6)	(10.0)	(0.5)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending June 30, 2022, would decrease 1.7% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

At June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and

Peoples Financial Services Corp.

procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at June 30, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the six-months ended June 30, 2022 and through the date of this quarterly report on Form 10-Q.

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

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended June 30, 2022.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
April 30, 2022	6,853	$47.83	263,880	288,070
May 31, 2022			263,880	288,070
June 30, 2022			263,880	288,070

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

10.3	Deferred Compensation Plan by and between Peoples Security Bank and Trust Company and Susan L. Hubble adopted April 1, 2022.

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement.

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: August 8, 2022	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)