Form 10-Q
period 2022-09-30
PEOPLES FINANCIAL SERVICES CORP.
filed 2022-11-08
CIK 1056943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date: 7,160,198 at November l, 2022.

PEOPLES FINANCIAL SERVICES CORP.

FORM 10-Q

For the Quarter Ended September 30, 2022

Peoples Financial Services Corp.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents
Cash and due from banks	$35,000	$30,415
Interest-bearing deposits in other banks	8,410	7,093
Federal funds sold	69,600	242,425
Total cash and cash equivalents	113,010	279,933

Investment securities:
Available-for-sale	477,590	517,321
Equity investments carried at fair value	103	140
Held-to-maturity: Fair value September 30, 2022, $78,512; December 31, 2021, $70,446	92,771	71,213
Total investment securities	570,464	588,674
Loans	2,623,706	2,329,173
Less: allowance for loan losses	29,822	28,383
Net loans	2,593,884	2,300,790
Loans held for sale	653	408
Premises and equipment, net	54,394	51,502
Accrued interest receivable	10,082	8,528
Goodwill	63,370	63,370
Intangible assets, net	179	468
Bank owned life insurance	48,235	42,754
Other assets	62,535	33,056
Total assets	$3,516,806	$3,369,483

Liabilities:
Deposits:
Noninterest-bearing	$769,935	$737,756
Interest-bearing	2,354,205	2,225,641
Total deposits	3,124,140	2,963,397
Short-term borrowings	14,700
Long-term debt	1,104	2,711
Subordinated debentures	33,000	33,000
Accrued interest payable	1,129	408
Other liabilities	40,923	29,841
Total liabilities	3,214,996	3,029,357

Stockholders’ equity:
Common stock, par value $2.00, authorized 25,000,000 shares, issued and outstanding 7,162,750 shares at September 30, 2022 and 7,169,372 shares at December 31, 2021	14,330	14,341
Capital surplus	126,845	127,549
Retained earnings	224,238	203,750
Accumulated other comprehensive loss	(63,603)	(5,514)
Total stockholders’ equity	301,810	340,126
Total liabilities and stockholders’ equity	$3,516,806	$3,369,483

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
September 30,	2022	2021	2022	2021
Interest income:
Interest and fees on loans:
Taxable	$25,128	$21,276	$67,990	$62,205
Tax-exempt	1,338	1,024	3,717	2,859
Interest and dividends on investment securities:
Taxable	2,096	1,285	6,176	3,804
Tax-exempt	521	432	1,546	1,233
Dividends		24	2	72
Interest on interest-bearing deposits in other banks	41	2	61	6
Interest on federal funds sold	106	124	201	228
Total interest income	29,230	24,167	79,693	70,407

Interest expense:
Interest on deposits	3,316	1,698	6,381	5,731
Interest on short-term borrowings	457		579	78
Interest on long-term debt	16	41	67	225
Interest on subordinated debt	443	443	1,330	1,330
Total interest expense	4,232	2,182	8,357	7,364
Net interest income	24,998	21,985	71,336	63,043
Provision for loan losses	450	400	1,700
Net interest income after provision (credit) for loan losses	24,548	21,585	69,636	63,043

Noninterest income:
Service charges, fees, commissions and other	1,714	1,667	5,167	4,476
Merchant services income	157	158	833	759
Commission and fees on fiduciary activities	591	639	1,697	1,725
Wealth management income	339	432	1,064	1,207
Mortgage banking income	135	244	407	764
Increase in cash surrender value of life insurance	269	225	731	669
Interest rate swap revenue	130	79	757	744
Net (losses) gains on equity investment securities	(18)	5	(37)	9
Total noninterest income	3,317	3,449	10,619	10,353

Salaries and employee benefits expense	8,474	7,829	24,365	21,649
Net occupancy and equipment expense	3,898	3,150	11,673	9,464
Amortization of intangible assets	96	125	289	375
Net losses (gains) on sale of other real estate		(97)	(478)	(195)
Professional fees and outside services	664	629	1,900	1,645
FDIC insurance and assessments	324	305	969	836
Donations	373	366	1,038	1,084
Other expenses	2,106	1,840	5,961	5,376
Total noninterest expense	15,935	14,147	45,717	40,234
Income before income taxes	11,930	10,887	34,538	33,162
Income tax expense	1,962	1,791	5,587	6,057
Net income	9,968	9,096	28,951	27,105

Other comprehensive (loss) income:
Unrealized loss on investment securities available-for-sale	(21,510)	(3,130)	(72,791)	(8,409)
Change in derivative fair value	(46)	(128)	(740)	(22)
Other comprehensive loss	(21,556)	(3,258)	(73,531)	(8,431)
Income tax benefit related to other comprehensive loss	(4,527)	(684)	(15,442)	(1,771)
Other comprehensive loss, net of income tax benefit	(17,029)	(2,574)	(58,089)	(6,660)
Comprehensive (loss) income	$(7,061)	$6,522	$(29,138)	$20,445

Per share data:
Net income:
Basic	$1.39	$1.26	$4.04	$3.76
Diluted	$1.38	$1.26	$4.01	$3.74
Average common shares outstanding:
Basic	7,169,809	7,198,125	7,171,382	7,204,399
Diluted	7,213,147	7,233,189	7,214,966	7,239,463
Dividends declared	$0.40	$0.38	$1.18	$1.12

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Loss	Total
Balance, January 1, 2022	$14,341	$127,549	$203,750	$(5,514)	$340,126
Net income			9,630		9,630
Other comprehensive loss, net of income taxes				(26,153)	(26,153)
Dividends declared: $0.39 per share			(2,796)		(2,796)
Stock based compensation		(28)			(28)
Restricted stock issued: 12,332 shares, (unearned income $210k)	24	(24)
Share retirement: 6,714 shares	(13)	(305)			(318)
Balance, March 31, 2022	$14,352	$127,192	$210,584	$(31,667)	$320,461

Net income			9,353		9,353
Other comprehensive loss, net of income taxes				(14,907)	(14,907)
Dividends declared: $0.39 per share			(2,798)		(2,798)
Stock based compensation		116			116
Restricted stock issued: 4,071 shares, (unearned income $210k)	8	(8)
Share retirement: 6,853 shares	(14)	(314)			(328)
Balance, June 30, 2022	$14,346	$126,986	$217,139	$(46,574)	$311,897

Net income			9,968		9,968
Other comprehensive loss, net of income taxes				(17,029)	(17,029)
Dividends declared: $0.40 per share			(2,869)		(2,869)
Stock based compensation		223			223
Share retirement: 7,911 shares	(16)	(364)			(380)
Balance, September 30, 2022	$14,330	$126,845	$224,238	$(63,603)	$301,810

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2021	$14,431	$129,274	$171,023	$2,149	$316,877
Net income			9,478		9,478
Other comprehensive loss, net of income taxes				(5,931)	(5,931)
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		89			89
Restricted stock issued: 9,192 shares, (unearned income $182k)	18	(18)
Share retirement: 13,101 shares	(26)	(491)			(517)
Balance, March 31, 2021	$14,423	$128,854	$177,836	$(3,782)	$317,331

Net income			8,531		8,531
Other comprehensive income, net of income taxes				1,845	1,845
Dividends declared: $0.37 per share			(2,665)		(2,665)
Stock based compensation		177			177
Share retirement: 7,828 shares	(16)	(312)			(328)
Balance, June 30, 2021	$14,407	$128,719	$183,702	$(1,937)	$324,891

Net income			9,096		9,096
Other comprehensive loss, net of income taxes				(2,574)	(2,574)
Dividends declared: $0.38 per share			(2,737)		(2,737)
Stock based compensation		213			213
Share retirement: 25,699 shares	(51)	(1,106)			(1,157)
Balance, September 30, 2021	$14,356	$127,826	$190,061	$(4,511)	$327,732

See notes to unaudited consolidated financial statements

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2022	2021
Cash flows from operating activities:
Net income	$28,951	$27,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,051	1,883
Amortization of right-of-use lease asset	443	320
Amortization (accretion) of deferred loan fees, net	1,314	(4,636)
Amortization of intangibles	289	375
Amortization of low income housing partnerships	362	360
Provision for loan losses	1,700
Net unrealized loss (gain) on equity investment securities	37	(9)
Net gain on sale of other real estate owned	(478)	(195)
Loans originated for sale	(6,139)	(18,462)
Proceeds from sale of loans originated for sale	5,937	18,577
Net gain on sale of loans originated for sale	(43)	(275)
Net amortization of investment securities	1,146	875
Gain on sale of premises and equipment		(20)
Increase in cash surrender value of life insurance	(731)	(669)
Deferred income tax expense		620
Stock based compensation	311	479
Net change in:
Accrued interest receivable	(1,555)	(25)
Other assets	(1,911)	313
Accrued interest payable	721	136
Other liabilities	(2,180)	(1,108)
Net cash provided by operating activities	30,225	25,644
Cash flows from investing activities:
Proceeds from repayments of investment securities:
Available-for-sale	35,314	40,111
Held-to-maturity	4,188	367
Purchases of investment securities:
Available-for-sale	(69,392)	(214,856)
Held-to-maturity	(25,872)	(25,996)
Net (purchase) redemption of restricted equity securities	(457)	1,481
Net increase in loans	(296,108)	(24,238)
Purchases of premises and equipment	(5,386)	(3,668)
Proceeds from the sale of premises and equipment		101
Investment in bank owned life insurance	(5,881)
Proceeds from bank owned life insurance	1,132	251
Proceeds from sale of other real estate owned	967	995
Net cash used in investing activities	(361,495)	(225,452)
Cash flows from financing activities:
Net increase in deposits	160,743	403,806
Repayment of long-term debt	(1,607)	(11,534)
Net increase (decrease) in short-term borrowings	14,700	(50,000)
Retirement of common stock	(1,026)	(2,002)
Cash dividends paid	(8,463)	(8,067)
Net cash provided by financing activities	164,347	332,203
Net (decrease) increase in cash and cash equivalents	(166,923)	132,395
Cash and cash equivalents at beginning of period	279,933	228,192
Cash and cash equivalents at end of period	$113,010	$360,587

Peoples Financial Services Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands, except per share data)

For the Nine Months Ended September 30,	2022	2021
Supplemental disclosures:
Cash paid during the period for:
Interest	$7,636	$7,228
Income taxes	7,395	5,600
Noncash items:
Transfers of loans to other real estate		$545
Initial recognition of right-of-use assets		2,253
Initial recognition of lease liability		2,253

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

Basis of presentation:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Prior-period amounts are reclassified when necessary to conform to the current year’s presentation. These reclassifications did not have any effect on the consolidated operating results or financial position of the Company. The consolidated operating results and financial position of the Company for the three and nine months ended and as of September 30, 2022, are not necessarily indicative of the results of consolidated operations and financial position that may be expected in the future.

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

Fourth Quarter Dividend Declaration

On October 28, 2022, the Board of Directors declared a fourth quarter dividend of $0.40 per share. The dividend is payable on December 15, 2022 to shareholders of record as of November 30, 2022.

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

ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty.  This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan.  Additionally, the ASU requires disclosure of current period gross write-offs by year of origination for financing receivables.  The Company is required to adopt this guidance effective January 1, 2023. The Company is currently evaluating the impact adoption of this ASU will have on its financial results and will add the required disclosures for gross charge offs in its financial statements upon adoption of the new standard.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive loss included in stockholders’ equity at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Net unrealized loss on investment securities available-for-sale	$(74,582)	$(1,791)
Income tax benefit	(15,662)	(376)
Net of income taxes	(58,920)	(1,415)
Benefit plan adjustments	(5,868)	(5,868)
Income tax benefit	(1,232)	(1,232)
Net of income taxes	(4,636)	(4,636)
Derivative adjustments	(60)	680
Income tax (benefit) expense	(13)	143
Net of income taxes	(47)	537
Accumulated other comprehensive loss	$(63,603)	$(5,514)

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

The following table presents the calculation of both basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021:

	2022		2021
For the Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$9,968	$9,968	$9,096	$9,096
Average common shares outstanding	7,169,809	7,213,147	7,198,125	7,233,189
Earnings per share	$1.39	$1.38	$1.26	$1.26

	2022		2021
For the Nine Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net income	$28,951	$28,951	$27,105	$27,105
Average common shares outstanding	7,171,382	7,214,966	7,204,399	7,239,463
Earnings per share	$4.04	$4.01	$3.76	$3.74

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

4. Investment securities:

The amortized cost and fair value of investment securities aggregated by investment category at September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
September 30, 2022	Cost	Gains		Losses	Value
Available-for-sale:
U.S. Treasury securities	$247,812	$		$23,476	$224,336
U.S. government-sponsored enterprises	16,976			625	16,351
State and municipals:
Taxable	69,913		1	13,680	56,234
Tax-exempt	100,078		1	15,493	84,586
Residential mortgage-backed securities:
U.S. government agencies	1,130			39	1,091
U.S. government-sponsored enterprises	100,020			20,312	79,708
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,243			564	11,679
Corporate debt securities	4,000			395	3,605
Total	$552,172		$2	$74,584	$477,590
Held-to-maturity:
Tax-exempt state and municipals	$11,247	$		$1,286	$9,961
Residential mortgage-backed securities:
U.S. government agencies	17,732			2,679	15,053
U.S. government-sponsored enterprises	63,792			10,294	53,498
Total	$92,771	$		$14,259	$78,512

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Treasury securities	$193,849	$107	$2,382	$191,574
U.S. government-sponsored enterprises	33,435	343		33,778
State and municipals:
Taxable	69,066	994	1,082	68,978
Tax-exempt	96,412	2,452	614	98,250
Residential mortgage-backed securities:
U.S. government agencies	1,790	53		1,843
U.S. government-sponsored enterprises	109,018	939	2,925	107,032
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	12,542	406		12,948
Corporate debt securities	3,000		82	2,918
Total	$519,112	$5,294	$7,085	$517,321
Held-to-maturity:
Tax-exempt state and municipals	$11,476	$126	$56	$11,546
Residential mortgage-backed securities:
U.S. government agencies	18,802		392	18,410
U.S. government-sponsored enterprises	40,935	3	448	40,490
Total	$71,213	$129	$896	$70,446

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Restricted Investment In Stock

Restricted investment in stock includes Federal Home Loan Bank (“FHLB”) stock with a carrying cost of $4.5 million and $4.0 million at September 30, 2022 and December 31, 2021, respectively, and Atlantic Community Bankers Bank (“ACBB”) stock with a carrying cost of $42 thousand at September 30, 2022 and December 31, 2021, respectively, which are included in other assets in the consolidated balance sheets. FHLB and ACBB stock was issued as a requirement to facilitate participation in borrowing and other banking services. The investment in FHLB stock may fluctuate, as it is based on the member bank’s use of FHLB’s services.

These restricted investments are carried at cost and evaluated for other-than-temporary impairment (“OTTI”) quarterly. As of September 30, 2022, there was no OTTI associated with these investments.

The maturity distribution of the fair value, which is the net carrying amount, of the debt securities classified as available-for-sale at September 30, 2022, is summarized as follows:

Fair
September 30, 2022	Value
Within one year	$18,608
After one but within five years	204,991
After five but within ten years	74,710
After ten years	84,516
382,825
Mortgage-backed and other amortizing securities	94,765
Total	$477,590

 The maturity distribution of the amortized cost and fair value, of debt securities classified as held-to-maturity at September 30, 2022, is summarized as follows:

	Amortized	Fair
September 30, 2022	Cost	Value
After five but within ten years	$8,294	$7,410
After ten years	2,953	2,551
	11,247	9,961
Mortgage-backed securities	81,524	68,551
Total	$92,771	$78,512

Securities with a carrying value of $165.1 million and $203.6 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and certain other deposits as required or permitted by law.

Securities and short-term investment activities are conducted with a diverse group of government entities, corporations and state and local municipalities. The counterparty’s creditworthiness and type of collateral is evaluated on a case-by-case basis. At September 30, 2022 and December 31, 2021, there were no significant concentrations of credit risk from any one issuer, with the exception of U.S. government agencies and sponsored enterprises, which exceeded 10.0 percent of stockholders’ equity.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The fair value and gross unrealized losses of investment securities with unrealized losses for which an OTTI has not been recognized at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized as follows:

		Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
September 30, 2022	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	16	$83,156	$5,372	37	$141,180	$18,104	53	$224,336	$23,476
U.S. government-sponsored enterprises	5	16,351	625				5	16,351	625
State and municipals:
Taxable	32	27,779	4,951	34	26,547	8,729	66	54,326	13,680
Tax-exempt	74	57,580	7,835	58	35,886	8,944	132	93,466	16,779
Residential mortgage-backed securities:
U.S. government agencies	6	1,098	39	3	15,046	2,679	9	16,144	2,718
U.S. government-sponsored enterprises	26	54,953	9,141	16	78,254	21,465	42	133,207	30,606
Commercial mortgage-backed securities:
U.S. government-sponsored enterprises	4	11,679	564				4	11,679	564
Corporate debt securities	1	947	53	5	2,658	342	6	3,605	395
Total	164	$253,543	$28,580	153	$299,571	$60,263	317	$553,114	$88,843

		Less Than 12 Months			12 Months or Greater			Total
	Number of			Number of			Number of
	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized	Securities in a	Fair	Unrealized
December 31, 2021	Loss Position	Value	Losses	Loss Position	Value	Losses	Loss Position	Value	Losses
U.S. Treasury securities	42	$179,974	$2,382		$		$42	$179,974	$2,382
State and municipals:
Taxable	27	26,827	718	8	8,008	364	35	34,835	1,082
Tax-exempt	61	38,693	357	2	10,319	313	63	49,012	670
Residential mortgage-backed securities:
U.S. government agencies	3	18,398	392				3	18,398	392
U.S. government-sponsored enterprises	13	77,875	1,454	7	48,276	1,919	20	126,151	3,373
Corporate debt securities	4	2,449	51	1	470	31	5	2,919	82
Total	150	$344,216	$5,354	18	$67,073	$2,627	168	$411,289	$7,981

The unrealized losses on securities are primarily due to the changes in market interest rates subsequent to purchase. The Company did not consider these securities to have OTTI at September 30, 2022 or December 31, 2021 since the decline in market value was attributable to changes in interest rates and not to changes in credit quality. In addition, the Company does not intend to sell and does not believe that it is more likely than not that it will be required to sell these investments until there is a full recovery of the unrealized loss, which may be at maturity. As a result, no impairment loss was recognized during the nine months ended September 30, 2022 or for the year ended December 31, 2021.

5. Loans, net and allowance for loan losses:

The major classifications of loans outstanding, net of deferred loan origination fees and costs at September 30, 2022 and December 31, 2021 are summarized as follows. The Company had net deferred loan origination fees of $0.3 million and $1.6 million at September 30, 2022 and December 31, 2021, respectively. The decrease to the fees since year-end is due in part to the forgiveness by the Small Business Administration (“SBA”) of Paycheck Protection Program (“PPP”) loans.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

At the period end	September 30, 2022	December 31, 2021
Commercial
Taxable	$371,164	$424,455
Non-taxable	224,764	188,672
Total	595,928	613,127
Real estate
Commercial	1,620,116	1,343,539
Residential	326,223	297,624
Total	1,946,339	1,641,163
Consumer
Indirect Auto	70,006	65,791
Consumer Other	11,433	9,092
Total	81,439	74,883
Total	$2,623,706	$2,329,173

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

Net deferred loan origination fees remaining related to PPP loans is $0.3 million at September 30, 2022, compared to $1.7 million at December 31, 2021. The PPP loans are included in the taxable commercial loan classification and had an outstanding balance at September 30, 2022 of $22.7 million comprised of $11.2 million remaining from those originated during 2021 as part of round two and $11.5 million remaining from loans originated during 2020 under round one of the program. At December 31, 2021, PPP loans had outstanding balances totaling $68.9 million. The PPP loans are risk rated ‘Pass’ and do not carry an allowance for loan losses due to a 100% SBA guarantee. At September 30, 2022 and December 31, 2021, the outstanding PPP balances were considered current.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The changes in the allowance for loan losses account by major classification of loan for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

		Real estate
September 30, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2022	$7,766	$17,569	$3,220	$819	$29,374
Charge-offs		(15)		(86)	(101)
Recoveries	10	32	1	56	99
Provisions (credits)	(5)	437	9	9	450
Ending balance	$7,771	$18,023	$3,230	$798	$29,822

		Real estate
September 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance July 1, 2021	$8,520	$14,281	$3,069	$869	$26,739
Charge-offs	(446)	(12)		(8)	(466)
Recoveries	4	1		15	20
Provisions (credits)	(164)	519	92	(47)	400
Ending balance	$7,914	$14,789	$3,161	$829	$26,693

		Real estate
September 30, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2022	$8,453	$15,928	$3,209	$793	$28,383
Charge-offs	(161)	(147)	(2)	(244)	(554)
Recoveries	39	109	4	141	293
Provisions (credits)	(560)	2,133	19	108	1,700
Ending balance	$7,771	$18,023	$3,230	$798	$29,822

		Real estate
September 30, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Beginning Balance January 1, 2021	$8,734	$14,559	$3,129	$922	$27,344
Charge-offs	(461)	(252)	(24)	(114)	(851)
Recoveries	83	67	2	48	200
Provisions (credits)	(442)	415	54	(27)	—
Ending balance	$7,914	$14,789	$3,161	$829	$26,693

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The allocation of the allowance for loan losses and the related loans by major classifications of loans at September 30, 2022 and December 31, 2021 is summarized as follows:

		Real estate
September 30, 2022	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$7,771	$18,023	$3,230	$798	$29,822
Ending balance: individually evaluated for impairment	19	1	21		41
Ending balance: collectively evaluated for impairment	$7,752	$18,022	$3,209	$798	$29,781
Loans receivable:
Ending balance	$595,928	$1,620,116	$326,223	$81,439	$2,623,706
Ending balance: individually evaluated for impairment	114	2,721	1,161		3,996
Ending balance: collectively evaluated for impairment	$595,814	$1,617,395	$325,062	$81,439	$2,619,710

		Real estate
December 31, 2021	Commercial	Commercial	Residential	Consumer	Total
Allowance for loan losses:
Ending balance	$8,453	$15,928	$3,209	$793	$28,383
Ending balance: individually evaluated for impairment	40	109	26		175
Ending balance: collectively evaluated for impairment	$8,413	$15,819	$3,183	$793	$28,208
Loans receivable:
Ending balance	$613,127	$1,343,539	$297,624	$74,883	$2,329,173
Ending balance: individually evaluated for impairment	199	2,889	1,274		4,362
Ending balance: collectively evaluated for impairment	$612,928	$1,340,650	$296,350	$74,883	$2,324,811

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

The following tables present the major classification of loans summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system at September 30, 2022 and December 31, 2021:

		Special
September 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial	$587,033	$8,065	$830	$	$595,928
Real estate:
Commercial	1,606,076	7,722	6,318		1,620,116
Residential	324,452	114	1,657		326,223
Consumer	81,170		269		81,439
Total	$2,598,731	$15,901	$9,074	$	$2,623,706

		Special
December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial	$611,151	$896	$1,080	$	$613,127
Real estate:
Commercial	1,324,646	13,939	4,954		1,343,539
Residential	294,892	333	2,399		297,624
Consumer	74,744		139		74,883
Total	$2,305,433	$15,168	$8,572	$	$2,329,173

The increase to special mention commercial loans is primarily the result of the downgrade of one credit with an outstanding balance of $7.8 million, due to insufficient cash flows as the borrower’s operations have not stabilized in the anticipated timeframe.  The decrease to special mention commercial real estate loans is due in part to an upgrade of a $3.5 million credit resulting from improved financial performance and satisfactory repayment history and the payoff of a $2.4 million credit.   The increase to substandard commercial real estate loans is primarily due to the downgrade of three credits totaling $1.7 million as a result of repayment uncertainty. These downgrades were offset by the payoff/reduction of various credits. Substandard residential real estate loans decreased $0.7 million primarily due to the payoff of a $0.5 million credit.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Information concerning nonaccrual loans by major loan classification at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Commercial	$102	$185
Real estate:
Commercial	1,787	1,793
Residential	423	694
Consumer	245	139
Total	$2,557	$2,811

Nonaccrual loans decreased $254 thousand from year end December 31, 2021 due to decreases in commercial, commercial real estate and residential loans, partially offset by increases in consumer loans.

The major classifications of loans by past due status are summarized as follows:

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
September 30, 2022	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$35	$	$102	$137	$595,791	$595,928	$
Real estate:
Commercial	146	605	330	1,081	1,619,035	1,620,116
Residential	341	640	565	1,546	324,677	326,223	280
Consumer	405	234	98	737	80,702	81,439
Total	$927	$1,479	$1,095	$3,501	$2,620,205	$2,623,706	$280

Improved credit quality resulted in lower levels of past due loans from year end.

			Greater				Loans > 90
	30-59 Days	60-89 Days	than 90	Total Past			Days and
December 31, 2021	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing
Commercial	$101	155	$158	$414	$612,713	$613,127	$
Real estate:
Commercial	768	$423	834	2,025	1,341,514	1,343,539
Residential	1,552	207	265	2,024	295,600	297,624	13
Consumer	477	163	51	691	74,192	74,883
Total	$2,898	$948	$1,308	$5,154	$2,324,019	$2,329,173	$13

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The following tables summarize information concerning impaired loans as of and for the three and nine months ended September 30, 2022 and September 30, 2021, and as of and for the year ended December 31, 2021 by major loan classification:

				This Quarter		Year-to-Date
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
September 30, 2022	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance:
Commercial	$94	$425		$110	$3	$129	$7
Real estate:
Commercial	2,389	3,193		2,431	9	2,497	31
Residential	918	1,102		957	6	915	16
Consumer	245	256		258		215
Total	3,646	4,976		3,756	18	3,756	54
With an allowance recorded:
Commercial	20	20	$19	27	—	29	—
Real estate:
Commercial	332	332	1	381	7	429	15
Residential	243	247	21	257	3	297	9
Total	595	599	41	665	10	755	24
Total impaired loans
Commercial	114	445	19	137	3	158	7
Real estate:
Commercial	2,721	3,525	1	2,812	16	2,926	46
Residential	1,161	1,349	21	1,214	9	1,212	25
Consumer	245	256		258		215
Total	$4,241	$5,575	$41	$4,421	$28	$4,511	$78

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

 Loan Modifications/Troubled Debt Restructurings/COVID-19

Included in the commercial real estate and residential real estate categories are troubled debt restructurings that are classified as impaired. Troubled debt restructurings totaled $1.4 million at September 30, 2022, $1.6 million at December 31, 2021 and $2.6 million at September 30, 2021.

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

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2022 or 2021.

During the three months and nine ended September 30, 2022 or 2021, there were no payment defaults on troubled debt restructurings.

6. Other assets:

The increase in other assets was due to the increase to the net deferred tax asset related to the higher unrealized loss of the available-for-sale securities portfolio and an increase in the fair value of our commercial customers interest rate swaps due to higher market rates. The components of other assets at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Other real estate owned	$121	$609
Investment in low income housing partnership	5,539	5,900
Mortgage servicing rights	931	882
Restricted equity securities (FHLB and other)	4,502	4,045
Net deferred tax asset	20,793	5,355
Interest rate floor	4	844
Interest rate swaps	22,807	9,026
Other assets	7,838	6,395
Total	$62,535	$33,056

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

During the periods ended September 30, 2022 and December 31, 2021 there were no transfers in or out of Level 3.

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$224,336	$224,336	$	$
U.S. government-sponsored enterprises	16,351		16,351
State and municipals:
Taxable	56,234		56,234
Tax-exempt	84,586		84,586
Mortgage-backed securities:
U.S. government agencies	1,091		1,091
U.S. government-sponsored enterprises	91,387		91,387
Corporate debt securities	3,605		3,605
Common equity securities	103	103
Total investment securities	$477,693	$224,439	$253,254	$
Loan held for sale	$653		$653
Interest rate floor-other assets	$4		$4
Interest rate swap-other assets	$22,953		$22,953
Interest rate swap-other liabilities	$(22,089)		$(22,089)

	Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$191,574	$191,574		$
U.S. government-sponsored enterprises	33,778		$33,778
State and municipals:
Taxable	68,978		68,978
Tax-exempt	98,250		98,250
Mortgage-backed securities:
U.S. government agencies	1,843		1,843
U.S. government-sponsored enterprises	119,980		119,980
Corporate debt securities	2,918		2,918
Common equity securities	140	140
Total investment securities	$517,461	$191,714	$325,747	$
Loan held for sale	$408		$408
Interest rate floor-other assets	$844		$844
Interest rate swap-other assets	$9,026		$9,026
Interest rate swap-other liabilities	$(8,811)		$(8,811)

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021 are summarized as follows:

Fair Value Measurement Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2022	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$553			$553

	Fair Value Measurement Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2021	Amount	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$780			$780
Other real estate owned	$487			$487

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
September 30, 2022	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$553	Appraisal of collateral	Appraisal adjustments	21.6% to 97.0% (70.6)%
			Liquidation expenses	3.0% to 6.0% (5.2)%

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Range
December 31, 2021	Estimate	Valuation Techniques	Unobservable Input	(Weighted Average)
Impaired loans	$780	Appraisal of collateral	Appraisal adjustments	6.4% to 97.0% (65.2)%
			Liquidation expenses	3.0% to 6.0% (5.1)%
Other real estate owned	$487	Appraisal of collateral	Appraisal adjustments	35.9% to 35.9% (35.9)%
			Liquidation expenses	3.0% to 6.0% (5.0)%

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

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

The carrying and fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 and their placement within the fair value hierarchy are as follows:

			Fair Value Hierarchy
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
September 30, 2022	Value	Value	(level 1)	(level 2)	(Level 3)
Financial assets:
Cash and due from banks	$113,010	$113,010	$113,010
Investment securities:
Available-for-sale	477,590	477,590	224,336	$253,254
Common equity securities	103	103	103
Held-to-maturity	92,771	78,512		78,512
Loans held for sale	653	653		653
Net loans	2,593,884	2,508,050			$2,508,050
Accrued interest receivable	10,082	10,082		10,082
Mortgage servicing rights	931	1,433		1,433
Restricted equity securities (FHLB and other)	4,502	4,502		4,502
Interest rate floor	4	4		4
Interest rate swaps	22,953	22,953		22,953
Total	$3,316,483	$3,216,892
Financial liabilities:
Deposits	$3,124,140	$3,113,415		$3,113,415
Short-term borrowings	14,700	14,700		14,700
Long-term debt	1,104	1,106		1,106
Subordinated debentures	33,000	33,211		33,211
Accrued interest payable	1,129	1,129		1,129
Interest rate swaps	22,089	22,089		22,089
Total	$3,196,162	$3,185,650

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

For the three and nine months ended September 30, salaries and employee benefits expense includes approximately $373 thousand and $970 thousand in 2022, and $343 thousand and $991 thousand in 2021 relating to the employee benefit plans.

	Pension Benefits
Three Months Ended September 30,	2022	2021
Components of net periodic pension benefit:
Interest cost	$114	$105
Expected return on plan assets	(352)	(322)
Amortization of unrecognized net gain	50	76
Net periodic benefit	$(188)	$(141)

	Pension Benefits
Nine Months Ended September 30,	2022	2021
Components of net periodic pension benefit:
Interest cost	$342	$315
Expected return on plan assets	(1,056)	(966)
Amortization of unrecognized net gain	149	227
Net periodic benefit	$(565)	$(424)

In May 2017, the Company’s stockholders approved the 2017 equity incentive plan (“2017 Plan”). The 2017 Plan allows for eligible participants to be granted equity awards. Under the 2017 Plan the Compensation Committee of the Board of Directors has the authority to, among other things:

●	Select the persons to be granted awards under the 2017 Plan.

●	Determine the type, size and term of awards.

●	Determine whether such performance objectives and conditions have been met.

●	Accelerate the vesting or exercisability of an award.

Persons eligible to receive awards under the 2017 Plan include directors, officers, employees, consultants and other service providers of the Company and its subsidiaries.

As of September 30, 2022, there were 17,364 shares of the Company’s common stock available for grant as awards pursuant to the 2017 Plan. If any outstanding awards under the 2017 Plan are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.

The 2017 Plan authorizes grants of stock options, stock appreciation rights, cash awards, performance awards, restricted stock and restricted stock units.

For the nine months ended September 30, 2022 and 2021, the Company granted awards of restricted stock and restricted stock units under the 2017 Plan, with an aggregate of 19,787 shares and 19,818 shares underlying such awards, respectively.

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

The Company recognized net compensation costs of $223 thousand and $613 thousand for the three and nine months ended September 30, 2022 for awards granted under the 2017 Plan. The Company recognized compensation expense of $213 thousand and $479 thousand for the three and nine months ended September 30, 2021 for awards granted under the 2017 Plan. As of September 30, 2022, the Company had $1.2 million of unrecognized compensation expense associated with restricted stock awards. The remaining cost is expected to be recognized over a weighted average vesting period of under 1.8 years.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt/assets. During the next twelve months, the Company estimates that an additional $64 thousand will be reclassified as an increase to interest income.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2022, the Company had 86 interest rate swaps with an aggregate notional amount of $386.2 million related to this program.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

		Asset Derivatives		Asset Derivatives		Liability Derivatives			Liability Derivatives
		As of September 30, 2022 (1)		As of December 31, 2021 (1)		As of September 30, 2022 (2)			As of December 31, 2021 (2)
	Notional	Balance Sheet		Balance Sheet		Balance Sheet			Balance Sheet
	Amount	Location	Fair Value	Location	Fair Value	Location	Fair Value		Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Floor	$25,000	Other Assets	$4	Other Assets	$844

Total derivatives designated as hedging instruments			$4		$844		$			$

Derivatives not designated as hedging instruments
Interest Rate Swaps (2)	$386,171	Other Assets	$22,953	Other Assets	$9,026	Other Liabilities		$22,089	Other Liabilities		$8,811

Total derivatives not designated as hedging instruments			$22,953		$9,026			$22,089			$8,811
(1)	Amounts include accrued interest.
(2)	Notional amount of interest rate swaps at December 31, 2021 was $392,677.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)

The table below presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income (loss) as of September 30, 2022 and September 30, 2021.

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain	(Loss)
	(Loss)	(Loss)	(Loss)	Recognized from	Gain	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		September 30, 2022		Income		September 30, 2022
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap				Other expense
Interest Rate Floor (*)	$(512)	$(497)	$(15)	Interest Income	$228	$276	$(48)
Total	$(512)	$(497)	$(15)		$228	$276	$(48)

				Location of		Amount of	Amount of
	Amount of	Amount of	Amount of	Gain or (Loss)	Amount of	Gain (Loss)	Loss
	Gain (Loss)	Gain (Loss)	Gain	Recognized from	Gain (Loss)	Reclassified	Reclassified
	Recognized in	Recognized in	Recognized in	Accumulated	Reclassified	from Accumulated	from Accumulated
Derivatives in	OCI on	OCI Included	OCI Excluded	Other Comprehensive	from Accumulated	OCI into Income	OCI into Income
Hedging	Derivative	Component	Component	Income into	OCI into Income	Included Component	Excluded Component
Relationships		September 30, 2021		Income		September 30, 2021
Derivatives in Cash Flow Hedging Relationships
Cash Flow Swap	$401	$401		Interest Expense	$(23)	$(23)
Cash Flow Swap				Other Expense	(25)	(25)
Interest Rate Floor (*)	$(66)	$(70)	$4	Interest Income	$405	$453	$(48)
Total	$335	$331	$4		$357	$405	$(48)

*	Amounts disclosed are gross and not net of taxes.

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Fair Value and Cash Flow Hedge Accounting on the Consolidated Statements of Income and Comprehensive Income

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021.

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the three months ended September 30,
	2022		2022	2021		2021
	Interest Income		Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$4	$		$137

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$4	$		$137	$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$20	$		$153	$
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(16)			$(16)	$

	Location and Amount of Gain or (Loss) Recognized in
	Income on Fair Value and Cash Flow Hedging
	Relationships
	For the nine months ended September 30,
	2022		2022	2021		2021
	Interest Income		Interest Expense	Interest Income		Interest Expense
Total amounts of income and expense line items presented in the statements of income and comprehensive income in which the effects of fair value or cash flow hedges are recorded	$228	$		$405		$(48)

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$228	$		$405		$(23)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring						$(25)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - included component	$276	$		$453		$(48)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income - excluded component	$(48)			$(48)	$

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021.

		Amount of Gain	Amount of Gain	Amount of Gain	Amount of Loss
		Recognized in	Recognized in	Recognized in	Recognized in
	Location of Gain or (Loss)	Income	Income	Income	Income
	Recognized in Income on	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Derivative	September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021

Interest Rate Swaps	Interest rate swap revenue	$129	$652	$7	$175
Other Contracts		1	4
Total		$130	$656	$7	$175

Fee Income	Fee income	$2	$106	$72	$569

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets
as of September 30, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$22,957	$	$22,957	$	$14,700	$8,257

Offsetting of Derivative Liabilities
as of September 30, 2022
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Paid*	Amount

Derivatives	$22,089	$	$22,089	$22,089	$	$
*Cash collateral of $7,830 was paid but not presented as an offset above.

Offsetting of Derivative Assets
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Assets
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Received	Amount

Derivatives	$9,870	$	$9,870	$3,218	$	$6,652

Offsetting of Derivative Liabilities
as of December 31, 2021
Gross Amounts Not Offset in the Balance Sheet
	Gross		Net Amounts
	Amounts of	Gross Amounts	of Liabilities
	Recognized	Offset in the	presented in the	Financial	Cash Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Paid	Amount

Derivatives	$8,818	$	$8,818	$3,218	$5,600	$

Credit-risk-related Contingent Features

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company also has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of September 30, 2022, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of December 31, 2021, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.6 million. The Company has minimum

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

collateral posting thresholds with certain of its derivative counterparties, and had posted collateral of $7.8 million with dealer counterparties at September 30, 2022 and December 31, 2021. Cash collateral represents the amount that cannot be used to offset our derivative assets and liabilities from a gross basis to a net basis in accordance with the agreement. The cash collateral is exchanged under bilateral collateral and master netting agreements that allow us to offset the net derivative position with the related collateral. The application of the cash collateral cannot reduce the net derivative position below zero. Therefore, excess other collateral, if any, is not reflected above. If the Company had breached any of these provisions it could have been required to settle its obligations under the agreements at the termination value.

10. Deposits

The major components of interest-bearing and noninterest-bearing deposits at September 30, 2022 and December 31, 2021 are summarized as follows:

At the period end	September 30, 2022	December 31, 2021
Interest-bearing deposits:
Money market accounts	$706,947	$588,245
Now accounts	813,743	851,086
Savings accounts	530,124	491,796
Time deposits less than $250	224,517	203,719
Time deposits $250 or more	78,874	90,795
Total interest-bearing deposits	2,354,205	2,225,641
Noninterest-bearing deposits	769,935	737,756
Total deposits	$3,124,140	$2,963,397

Total deposits increased $160.7 million from December 31, 2021 due to an increase of $128.6 million to interest-bearing deposits and $32.1 million increase to noninterest-bearing deposits. Money market deposits increased $118.7 million, savings accounts increased $38.3 million and time deposits less than $250 thousand increased $20.8 million. Non-maturity deposits, including non-interest checking, money markets and savings accounts increased in part due to growth of new customer relationships in our newest markets in Pittsburgh, Pennsylvania and Piscataway, New Jersey and to depositors holding more cash. Brokered deposits added during the nine months ended September 30, 2022 totaled $33.3 million and were used to offset a portion of the deposit outflows and lock-in then current interest rates during the second quarter 2022, as our expectation is for interest rates to continue to increase throughout the remainder of 2022. Of the brokered deposits added since December 31, 2021, $11.4 million are callable which gives the Bank the option to call the certificates of deposit after the initial three month term.

11. Borrowings

Short-term borrowings consist of FHLB advances representing overnight borrowings or with stated original terms of less than twelve months and other borrowings related to collateral held from derivative counterparties. Total short-term borrowings at September 30, 2022 were $14.7 million as compared to no short-term borrowings at December 31, 2021. Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $14.7 million and increased due to higher market interest rates. The table below outlines short-term borrowings at and for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

	At and for the nine months ended September 30, 2022
					Weighted
			Maximum	Weighted	Average
	Ending	Average	Month-End	Average	Rate at End
	Balance	Balance	Balance	Rate	of the Period
Other borrowings	$14,700	$8,434	$14,700	1.17%	3.08%
FHLB advances		31,967	125,975	2.11%
Total short-term borrowings	$14,700	$40,401	$140,675	1.92%	3.08%

Peoples Financial Services Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

At and for the year ended December 31, 2021
				Weighted	Weighted
			Maximum	Average	Average
	Ending	Average	Month-End	Rate for	Rate at End
	Balance	Balance	Balance	the Year	of the Year
FHLB advances	$	$13,973	$50,000	0.56%		%

The Company has an agreement with the FHLB which allows for borrowings up to its maximum borrowing capacity based on a percentage of qualifying collateral assets. At September 30, 2022, the maximum borrowing capacity was $1.1 billion of which $1.1 million was outstanding in borrowings and $383.2 million was used to issue standby letters of credit to collateralize public fund deposits. At December 31, 2021, the maximum borrowing capacity was $896.1 million of which $2.7 million was outstanding in borrowings and $373.0 million was used to issue standby letters of credit to collateralize public fund deposits.

Advances with the FHLB are secured under terms of a blanket collateral agreement by a pledge of FHLB stock and certain other qualifying collateral, such as investments and mortgage-backed securities and mortgage loans. Interest accrues daily on the FHLB advances based on rates of the FHLB discount notes. The overnight borrowing rate resets each day.

Long-term debt consisting of one advance from the FHLB at September 30, 2022 and December 31, 2021 is as follows:

	Interest Rate
Due	Fixed	September 30, 2022	December 31, 2021
March 2023	4.69	$1,104	2,711
		$1,104	$2,711

Maturities of long-term debt, by contractual maturity, for the remainder of 2022 and subsequent years are as follows:

2022	$549
2023	555
$1,104

The advance from the FHLB totaling $1.1 million is not convertible.

12. Subordinated debt

On June 1, 2020, the Company sold $33.0 million aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes qualify as Tier 2 capital for regulatory capital purposes.

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

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Operating Environment:

The first nine months of 2022 have been centered in uncertainty around the lingering effects of COVID-19, high inflation, a tight labor market, fear of recession and the global impact of Russia’s invasion of the Ukraine. As COVID-19 restrictions began to ease and commercial and consumer activity returned to pre-pandemic levels, strong demand driven by low interest rates and government stimulus clashed with weakened supply chains and pandemic-related shortages.

Inflation increased during the first half of 2022 to levels well above the Federal Open Market Committee’s

(“FOMC”) long-term desired 2% level for items other than food and energy and remained elevated in the third quarter. Core inflation, as measured by the Consumer Price Index (“CPI”), excluding items known for their volatility such as food and energy, was 6.6% for the 12 months ended September 30, 2022, the largest increase since August 1982. When including food and energy, CPI increased 8.2% during the 12 months ended September 30, 2022 due primarily to higher energy costs.

Concerns over the high inflation rate have resulted in central bankers in the U.S. adjusting interest rates. The FOMC has increased rates six times through November 2, 2022 for a total of 375 basis points and additional increases are expected through year-end and into the first three months of 2023. These higher rates are expected to continue to negatively impact the fair value of our investment portfolio and to slow economic activity by curbing spending, hiring and investment which may reduce loan demand and result in deposit outflows.

We saw strong loan growth in the third quarter despite these higher rates. However, we have seen lower mortgage origination and sales volume as interest rates on mortgage loans have reached 20 year highs and the housing market cools off. From a funding perspective, the competition and subsequent costs of deposits has increased and likely will continue to increase as the FOMC adjusts rates.

The labor market remains strong with unemployment at 3.5% in September 2022. This along with reduced labor force participation has made it difficult and costly for companies to fill open positions and thus could increase our salaries and benefits expenses.

Real gross domestic product (“GDP”) increased at a seasonally adjusted annual rate of 2.6% during the three months ended September 30, 2022, according to the Bureau of Economic Analysis’s “Advance” estimate, after decreasing 0.6% in the three months ended June 30, 2022 and after falling 1.6% during the three months ended March 31, 2022.  The increase in the most recent period may likely be a temporary boost rather than an indication of sustainable upward momentum as indications suggest consumers are reducing spending and business spending is slowing.  Durable goods orders increased 0.4% during September 2022 and while the headline growth in orders remains positive heading into the fourth quarter, corporate investment has slowed markedly as businesses struggle amid rising costs of property, labor and parts. Particularly as consumers continue to adjust or downshift their spending patterns, businesses may increasingly struggle to reduce expenditures as sales remain thin.  Economic uncertainty and reductions to spending by retail and commercial customers due to rising costs may reduce loan demand and increase loan delinquencies in the near-term.

Goodwill:

The Company has goodwill with a net carrying value of $63,370 at September 30, 2022 and December 31, 2021. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. At September 30, 2022, we evaluated whether any events occurred or circumstances changed that would more likely than not reduce the Company's fair value below its carrying value. We noted no such matters. There is no assurance that changes in events or circumstances in the future will not result in impairment.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Review of Financial Position:

Total assets increased $147.3 million or 5.9% annualized, to $3.5 billion at September 30, 2022, from $3.4 billion at December 31, 2021. The increase in assets during the nine months was due to loan growth, funded primarily with our federal funds sold balances and short-term borrowings. Total loans increased to $2.6 billion at September 30 2022, compared to $2.3 billion at December 31, 2021, an increase of $294.5 million. Excluding PPP loans and a net decrease of $46.2 million to PPP loan balances, loan growth during the first nine months of 2022 totaled $340.7 million, or 20.2% annualized.  Investments decreased $18.2 million or 4.1% annualized as the purchase of higher yielding investment securities with a portion of our lower earning excess cash position during the first three months of 2022 was offset by the reduction to the fair value of the available-for-sale investment portfolio due to higher market rates.  Federal funds sold balances decreased $172.8 million to $69.6 million at September 30, 2022 from $242.4 million at December 31, 2021. Deposits increased $160.7 million to $3.1 billion at September 30, 2022 from $3.0 billion. Interest-bearing deposits increased $128.5 million while noninterest-bearing deposits increased $32.2 million. Total short-term borrowings at September 30, 2022 totaled $14.7 million.  Total stockholders’ equity decreased $38.3 million or 11.3%, from $340.1 million at year-end 2021 to $301.8 million at September 30, 2022 as net income was offset by a decrease to accumulated other comprehensive income (“AOCI”), resulting from an increase to the unrealized loss on investment securities, and dividends paid to shareholders. For the nine months ended September 30, 2022, total assets averaged $3.4 billion, an increase of $387.8 million from $3.0 billion for the same period of 2021.

Investment Portfolio:

The majority of the investment portfolio is classified as available-for-sale, which allows for greater flexibility in using the investment portfolio for liquidity purposes by allowing securities to be sold when market opportunities occur. Investment securities available-for-sale totaled $477.6 million at September 30, 2022, a decrease of $39.7 million, or 7.7% from $517.3 million at December 31, 2021. The decrease was primarily due to a decline in the market value of the available-for-sale portfolio of $72.8 million since December 31, 2021, due to the rapid increase of market rates, and principal received from mortgage-backed securities and maturing bonds, partially offset by the purchase of U.S. Treasury notes, taxable and tax-exempt municipal bonds and mortgage-backed securities as we deployed a portion of excess cash into higher earning assets primarily during the three months ended March 31. Investment securities held-to-maturity totaled $92.8 million at September 30, 2022, an increase of $21.6 million from $71.2 million at December 31, 2021 as a portion of newly purchased low coupon securities were classified as held-to-maturity to mitigate market value risk.

For the nine months ended September 30, 2022, the investment portfolio averaged $651.6 million, an increase of $304.5 million or 87.7% compared to $347.1 million for the same period last year. Average tax-exempt municipal bonds have increased $32.5 million or 41.4% to $111.0 million for the nine months ended September 30, 2022 from $78.5 million during the comparable period of 2021. The increase in tax-exempt municipal bonds is due to purchases during the last twelve months with a portion of excess liquidity. The tax-equivalent yield on the investment portfolio decreased 42 basis points to 1.67% for the nine months ended September 30, 2022, from 2.09% for the comparable period of 2021. The decrease in yield is due to lower reinvestment rates for cash flow from matured and called bonds.

Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred income taxes reported in the AOCI component of stockholders’ equity. We reported net unrealized losses, included as a separate component of stockholders’ equity of $58.9 million net of deferred income taxes of $15.7 million at September 30, 2022, and net unrealized losses of $1.4 million, net of deferred income taxes of $0.4 million, at December 31, 2021. The increase to deferred income taxes, a component of other assets on the balance sheet, of $15.3 million was a primary reason for the increase to other assets since December 31, 2021.

Management, from a credit risk perspective, has taken action to identify and assess its COVID-19 related credit exposures based on asset class. No specific COVID-19 related credit impairment was identified within our investment securities portfolio, including our municipal securities, during the first nine months of 2022.

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

Loan Portfolio:

Total loans increased to $2.6 billion at September 30, 2022 from $2.3 billion at December 31, 2021, an increase of $294.5 million.  Our recent entrance into the Greater Pittsburgh market and Piscataway, New Jersey via community banking offices has resulted in positive loan opportunities and has contributed to the overall loan growth since year end.

Our loan growth is due to increases in commercial real estate loans and tax-free commercial loans, offset by a reduction in PPP loan balances. At September 30, 2022, we had 13 loans totaling $11.5 million remaining from PPP loans originated during 2020 and 18 loans totaling $11.2 million remaining from the second PPP program, and we expect the majority to be forgiven during 2022. Excluding the PPP loans, total loans have increased $340.7 million or 20.2% annualized, in 2022.

Commercial real estate loans increased $276.6 million or 27.5% annualized, to $1.6 billion at September 30, 2022 compared to $1.3 billion at December 31, 2021 due to increased activity in all our markets. Commercial and industrial loans, excluding PPP, increased $29.0 million to $573.2 million at September 30, 2022 compared to $544.2 million at December 31, 2021 due to growth of tax-exempt loans. We continue to actively pursue commercial and industrial loans as this segment of our loan portfolio provides an attractive yield commensurate with an appropriate level of credit risk and creates opportunities for in-market deposit, treasury management, and wealth management relationships which generate additional fee income.

Consumer loans increased $6.6 million, or 11.7% on an annualized basis, to $81.4 million at September 30, 2022 compared to $74.9 million at December 31, 2021. The increase in consumer loans was due to dealer indirect auto loan origination and other consumer loan volumes.

Residential real estate loans increased $28.6 million, or 12.8% on an annualized basis, to $326.2 million at September 30, 2022 compared to $297.6 million at December 31, 2021. The increase in residential mortgages is due to increased refinance and purchase activity prior to the recent increase to mortgage rates, increased home equity loan activity, and a higher percentage of loans not eligible to be sold into the secondary market, including jumbo mortgages.

For the nine months ended September 30, 2022, total loans, excluding PPP loans, averaged $2.4 billion, an increase of $413.5 million or 20.4% compared to $2.0 billion for the same period of 2021. The PPP loans averaged $37.8 million for the nine months ended September 30, 2022 and yielded 5.96% due to the acceleration of unamortized net fees and interest earned. The tax-equivalent yield on the entire loan portfolio was 3.93% for the nine months ended

September 30, 2022, a 7 basis point decrease from the comparable period last year. The decrease in yield is primarily due to lower levels of PPP fees and interest earned.

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

Unused commitments at September 30, 2022, totaled $568.0 million, consisting of $508.6 million in unfunded commitments of existing loan facilities and $59.4 million in standby letters of credit. Due to fixed maturity dates, specified conditions within these instruments, and the ultimate needs of our customers, many will expire without being drawn upon. We believe that amounts actually drawn upon can be funded in the normal course of operations and, therefore, do not represent a significant liquidity risk to us. In comparison, unused commitments at December 31, 2021 totaled $553.4 million, consisting of $495.1 in unfunded commitments of existing loans and $58.3 in standby letters of credit.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Asset Quality:

Distribution of nonperforming assets

	September 30, 2022	December 31, 2021
Nonaccrual loans	$2,557	$2,811
Troubled debt restructured loans (including nonaccrual TDR)	1,381	1,649
Accruing loans past due 90 days or more:	280	13
Total nonperforming loans	4,218	4,473
Foreclosed assets		488
Total nonperforming assets	$4,218	$4,961
Loans modified in a troubled debt restructuring (TDR):
Performing TDR loans	$1,381	$1,649
Total TDR loans	$1,381	$1,649
Total loans held for investment	$2,623,706	$2,329,173
Nonaccrual loans as a percentage of loans held for investment	0.10%	0.12%
Allowance for loan losses	29,822	28,383
Allowance for loan losses as a percentage of loans held for investment	1.14%	1.22%
Allowance for loan losses as a percentage of nonaccrual loans	1166.29%	1009.71%
Nonperforming loans as a percentage of loans, net	0.16%	0.19%

We experienced improved asset quality during the first nine months of 2022 as evidenced by a decrease of $743 thousand in nonperforming assets. Nonperforming assets totaled $4.2 million or 0.12% of total assets at September 30, 2022, a decrease from $5.0 million or 0.15% of total assets at December 31, 2021. This was the result of the sale of foreclosed assets during the first quarter 2022.

Loans on nonaccrual status, excluding troubled debt restructured nonaccrual loans, decreased $254 thousand to $2.6 million at September 30, 2022 from $2.8 million at December 31, 2021. The decrease to nonaccrual loans since year-end is due primarily to a decrease to residential real estate loans of $271 thousand partially offset by an increase of $134 thousand to the indirect portfolio.  Restructured loans decreased $268 thousand to $1.4 million at September 30, 2022 from $1.6 million at December 31, 2021 due to payments received. Foreclosed assets decreased $488. There were no foreclosed properties at September 30, 2022 compared to three properties at December 31, 2021.

Generally, maintaining a high loan-to-deposit ratio is our primary goal in order to drive profitability. However, this objective is superseded by our goal of strong asset quality to ensure that asset quality remains strong. We continued our efforts to maintain sound underwriting standards for both commercial and consumer credit.

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

The Company’s allowance for loan losses increased $1.4 million or 5.1% during the first nine months of 2022. The allowance for loan losses equaled $29.8 million or 1.14% of loans, net at September 30, 2022 compared to $28.4 million or 1.22% of loans, net, at December 31, 2021. Excluding PPP loans that do not carry an allowance for loan losses due to a 100% government guarantee, the ratio equaled 1.15% at September 30, 2022. Loans charged-off, net of recoveries, for the nine months ended September 30, 2022, equaled $261 thousand and less than 0.01% of average loans, compared to $651 thousand or 0.04% of average loans for the comparable period last year. The decrease to charge-offs in the current period is due to improved credit quality resulting in fewer charge-offs.

Deposits:

We attract the majority of our deposits from within our market area through the offering of various deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, savings accounts, and time deposits, including certificates of deposit and IRAs. For the nine months ended September 30, 2022, total deposits increased $160.7 million or 5.4% to $3.1 billion from $3.0 billion at December 31, 2021.  Non-maturity deposits, including non-interest checking, money markets and savings accounts increased in part due to growth of new customer relationships in our newest markets in Pittsburgh, Pennsylvania and Piscataway, New Jersey, and to depositors holding more cash. Brokered deposits increased $33.3 million during the nine months ended September 30, 2022, primarily to offset a portion of the deposit outflow that occurred earlier in 2022.

Interest-bearing deposits increased $128.6 million while noninterest-bearing deposits increased $32.2 million.  Interest-bearing transaction accounts, including NOW and money market accounts increased by $81.4 million, or 5.6%, to $1.5 billion at September 30, 2022, from $1.4 billion at December 31, 2021. Savings accounts increased $38.3 million to $530.1 million as of September 30, 2022 from $491.8 million at December 31, 2021.  Time deposits less than $250 thousand increased $20.8 million, or 10.2%, to $224.5 million at September 30, 2022, from $203.7 million at December 31, 2021 primarily due to the addition of $33.3 million in brokered certificates of deposit.  Time deposits $250 thousand or more decreased $11.9 million, or 13.1% to $78.9 million at September 30, 2022 from $90.8 million at year end 2021 as rate sensitive depositors sought higher rates.

For the nine months ended September 30, interest-bearing deposits averaged $2.2 billion in 2022 compared to

$1.9 billion in 2021, an increase of $281.0 million or 14.6%. The cost of interest-bearing deposits was 0.39% in 2022 compared to 0.40% for the same period last year. For the first nine months, the overall cost of interest-bearing liabilities, including the cost of borrowed funds, was 0.49% in 2022 and 0.50% in 2021. The lower costs are due primarily to our actions to lower deposit rates to mitigate net interest margin compression in the earlier portion of 2022. We intend to monitor deposit rates; the FOMC increased the federal funds target rate three times for a total of 150 basis points through June 30, 2022 and another 150 basis points by September 30, 2022, with the expectation that the FOMC will continue to move to increase the federal funds rate to combat inflation. The volume and velocity of the rate increases will place pressure on our funding costs.

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

Overall, total borrowings were $48.8 million at September 30, 2022, which included a combination of other

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

borrowings, long-term debt, and subordinated debt, compared to $35.7 million at December 31, 2021, an increase of $13.1 million.  There were no overnight borrowings at September 30, 2022 and December 31, 2021.  Other borrowings, which include cash collateral pledged by derivative counterparties to offset interest rate exposure, totaled $14.7 million compared to none at December 31, 2021. The increase was primarily due to higher market interest rates.  Long-term debt was $1.1 million at September 30, 2022 compared to $2.7 million at year end 2021. Subordinated debt outstanding at September 30, 2022 and December 31, 2021 was $33.0 million.

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

Market interest rates have increased rapidly during 2022 from historic lows as the FOMC has raised the federal funds rate 75 basis points at their June, July, September and November meetings, respectively. Market expectations are that the FOMC will continue to raise rates aggressively at their remaining meeting in 2022 to combat high inflation resulting in even higher market rates. It has become challenging to manage IRR. Due to these factors, IRR and effectively managing it are very important to both bank management and regulators. Bank regulations require us to develop and maintain an IRR management program, overseen by our board of directors and senior management, that involves a comprehensive risk management process in order to effectively identify, measure, monitor and control risk. Should bank regulatory agencies identify a material weakness in our risk management process or high exposure relative to our capital, bank regulatory agencies may take action to remedy these shortcomings. Moreover, the level of IRR exposure and the quality of our risk management process is a determining factor when evaluating capital adequacy.

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

Our cumulative one-year RSA/RSL ratio equaled 1.23% at September 30, 2022, an increase from 1.16% at December 31, 2021. As previously mentioned, a positive gap indicates that if interest rates increase, our earnings would likely be favorably impacted. Given the current economic conditions and outlook, and the action by the FOMC to increase the federal funds rate 375 basis points during 2022 and an expectation the FOMC will continue to increase the federal funds rate to mitigate inflation, we should experience increased net interest income. The overall focus of ALCO is to maintain a well-balanced interest rate risk position in order to safeguard future earnings. The current position at September 30,

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

2022, indicates that the amount of RSA repricing within one year would exceed that of RSL, thereby causing net interest income to increase as market rates increase. However, these forward-looking statements are qualified in the aforementioned section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Management’s Discussion and Analysis.

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

As the static gap report fails to address the dynamic changes in the balance sheet composition or prevailing interest rates, we utilize a simulation model to enhance our asset/liability management. This model is used to create pro forma net interest income scenarios under various interest rate shocks. Model results at September 30, 2022, produced results similar to those indicated by the one-year static gap position. In addition, parallel and instantaneous shifts in interest rates under various interest rate shocks resulted in changes in net interest income that were well within ALCO policy limits during the first year of simulation. We will continue to monitor our IRR throughout 2022 and endeavor to employ deposit and loan pricing strategies and direct the reinvestment of loan and investment repayments in order to manage our IRR position.

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

Our ALCO generally meets quarterly, and most recently met in August, to review our interest rate risk profile, capital adequacy and liquidity.  Management believes the Company’s liquidity position is strong. At September 30, 2022, the Company’s cash and due from banks balances were $43.4 million and we maintained $231.4 million of availability at the Federal Reserve Bank’s discount window. The Company also maintains an available-for-sale investment securities

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

portfolio, comprised primarily of highly liquid U.S. Treasury and U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities. This portfolio serves as a ready source of liquidity and capital. At September 30, 2022, the Company’s available-for-sale investment securities portfolio totaled $477.6 million, $323.7 million of which were unencumbered. Net unrealized losses on the portfolio were $74.6 million. The Bank’s unused borrowing capacity at the FHLB at September 30, 2022 was $715.8 million.

We employ a number of analytical techniques in assessing the adequacy of our liquidity position. One such technique is the use of ratio analysis to determine the extent of our reliance on noncore funds to fund our investments and loans maturing after September 30, 2022. Our noncore funds at September 30, 2022, were comprised of time deposits in denominations of $100 or more and other borrowings. These funds are not considered to be a strong source of liquidity because they are very interest rate sensitive and are considered to be highly volatile. At September 30, 2022, our net noncore funding dependence ratio, the difference between noncore funds and short-term investments to long-term assets, was 4.5%, while our net short-term noncore funding dependence ratio, noncore funds maturing within one-year, less short-term investments to long-term assets equaled 1.3%. Comparatively, our overall noncore dependence ratio at year-end 2021 was negative 3.0% and our net short-term noncore funding dependence ratio was negative 5.6%, indicating that our reliance on noncore funds has increased both in the short-term and overall due to our relatively static deposit balances and use of our federal funds sold to fund loan and investment growth.

The Consolidated Statements of Cash Flows present the changes in cash and cash equivalents from operating, investing and financing activities. Cash and cash equivalents, consisting of cash on hand, cash items in the process of collection, deposit balances with other banks and federal funds sold, decreased $166.9 million during the nine months ended September 30, 2022. Cash and cash equivalents increased $132.4 million for the same period last year. For the nine months ended September 30, 2022, net cash inflows of $164.3 million from financial activities and $30.2 million from operating activities were offset by net cash outflows of $361.5 million from investing activities. For the same period of 2021, net cash inflows of $25.7 million from operating activities and $332.2 million from financing activities were partially offset by net cash outflows of $225.5 million from investing activities.

Operating activities provided net cash of $30.2 million for the nine months ended September 30, 2022, and $25.7 million for the corresponding nine months of 2021. Net income, adjusted for the effects of gains and losses along with noncash transactions such as depreciation and the provision for loan losses, is the primary source of funds from operations.

Investing activities primarily include transactions related to our lending activities and investment portfolio. Investing activities used net cash of $361.5 million for the nine months ended September 30, 2022, compared to using net cash of $225.5 million for the same period of 2021. The combination of purchases of investment securities and an increase in lending activities were the primary factors causing the net cash outflow from investing activities in both periods.

Financing activities provided net cash of $164.3 million for the nine months ended September 30, 2022, and provided net cash of $332.2 million for the corresponding nine months of 2021. In 2022 and 2021, deposit gathering was our predominant financing activity. Deposits provided cash of $160.7 million for the nine months ended September 30, 2022 while short term borrowings increased $14.7 million. We continue to seek deposits from new markets and customers as well as existing customers, including municipalities and school districts.

We believe that our future liquidity needs will be satisfied through maintaining an adequate level of cash and cash equivalents, by maintaining readily available access to traditional funding sources, and through proceeds received from the investment and loan portfolios. The current sources of funds will enable us to meet all cash obligations as they come due.

Capital:

Stockholders’ equity totaled $301.8 million or $42.14 per share at September 30, 2022, compared to $340,126 or $47.44 per share at December 31, 2021. Stockholders’ equity was reduced during the nine month period ended September 30, 2022 by cash dividends declared of $8.5 million, a decrease to AOCI of $58.1 million primarily due to an increase to the unrealized loss on investment securities from higher market rates, and the repurchase of 21,478 common shares totaling

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

$1.0 million. Net income of $28,951 for the nine months ended September 30, 2022 was added to our capital position during the period.

Higher market rates since year end resulted in a mark-to-market impact on the available for sale portfolio of $57.5 million, which runs through AOCI and affects our book value, but not our regulatory capital ratios.

Dividends declared equaled $1.18 per share through the nine months ended September 30, 2022 and $1.12 per share for the same period of 2021. The dividend payout ratio was 29.4% for the nine months ended September 30, 2022 and 29.9% for the same period of 2021. The Company has paid cash dividends since its formation as a bank holding company in 1986. It is the present intention of the Board of Directors to continue this dividend payment policy. The Board declared on October 28, 2022 a fourth quarter dividend of $0.40 per share payable on December 15, 2022 to shareholders of record as of November 30, 2022. Further dividends, however, must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors considers payment of dividends.

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

The adequacy of capital is reviewed on an ongoing basis with reference to the size, composition and quality of resources and regulatory guidelines. We seek to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings. At September 30, 2022, the Bank’s Tier 1 capital to total average assets was 9.63% as compared to 9.58% at December 31, 2021. The Bank’s Tier 1 capital to risk weighted asset ratio was 12.48% and the total capital to risk weighted asset ratio was 13.60% at September 30, 2022. These ratios were 13.76% and 15.01% at December 31, 2021. The Bank’s common equity Tier 1 to risk weighted asset ratio was 12.48% at September 30, 2022 compared to 13.76% at December 31, 2021. The Bank met all capital adequacy requirements and was deemed to be well-capitalized under regulatory standards at September 30, 2022.

Review of Financial Performance:

Peoples reported net income of $10.0 million or $1.38 per diluted share for the three months ended September 30, 2022, a 9.6% increase when compared to $9.1 million or $1.26 per share for the comparable period of 2021. The increase in earnings for the three months ended September 30, 2022 is due to a $3.0 million increase in net interest income during the current three month period when compared to the year ago period. Partially offsetting the increases were higher noninterest expenses of $1.8 million due to higher salaries and benefits and occupancy and equipment costs in part due to our market expansion strategy and digital technology upgrade.

Peoples reported net income of $29.0 million or $4.01 per diluted share for the nine months ended September 30, 2022, an increase of 6.8% when compared to $27.1 million, or $3.74 per diluted share for the comparable period of 2021. The increase in earnings in the nine months ended September 30, 2022 is a result of increased net interest income of $8.3 million and an increase of $266 thousand in noninterest income. Partially offsetting the increases were a $1.7 million increase in provision for loan losses and an increase of $5.5 million to noninterest expense. Strong loan growth drove an increase in our current provision for loan loss of $1.7 million, as compared to no provision in the year ago period. Higher noninterest expenses were mainly due to higher salaries and benefits of $2.7 million and higher occupancy and equipment costs of $2.2 million in part due to our investment in our market expansion strategy and digital technology upgrade which commenced during the latter half of 2021.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Return on average assets (“ROA”) measures our net income in relation to total assets. Our ROA was 1.14% for the third quarter of 2022 compared to 1.17% for the same period of 2021. Return on average equity (“ROE”) indicates how effectively we can generate net income on the capital invested by stockholders. Our ROE was 12.69% for the third quarter of 2022 compared to 11.01% for the comparable period in 2021.

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

The following table reconciles the non-GAAP financial measures of FTE net interest income for the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30	2022	2021
Interest income (GAAP)	$29,230	$24,167
Adjustment to FTE	494	387
Interest income adjusted to FTE (non-GAAP)	29,724	24,554
Interest expense	4,232	2,182
Net interest income adjusted to FTE (non-GAAP)	$25,492	$22,372

Nine months ended September 30	2022	2021
Interest income (GAAP)	$79,693	$70,407
Adjustment to FTE	1,399	1,088
Interest income adjusted to FTE (non-GAAP)	81,092	71,495
Interest expense	8,357	7,364
Net interest income adjusted to FTE (non-GAAP)	$72,735	$64,131

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

The efficiency ratio is noninterest expenses, less amortization of intangible assets, as a percentage of FTE net interest income plus noninterest income less gains on equity securities and gains on sale of assets. The following table reconciles the non-GAAP financial measures of the efficiency ratio to GAAP for the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30	2022	2021
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$15,935	$14,147
Less: amortization of intangible assets expense	96	125
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	15,839	14,022

Net interest income (GAAP)	24,998	21,985
Plus: taxable equivalent adjustment	494	387
Noninterest income (GAAP)	3,317	3,449
Less: net (losses) gains on equity securities	(18)	5
Net interest income (FTE) plus noninterest income (non-GAAP)	$28,827	$25,816

Efficiency ratio (non-GAAP)	54.9%	54.3%

Nine months ended September 30	2022	2021
Efficiency ratio (non-GAAP):
Noninterest expense (GAAP)	$45,717	$40,234
Less: amortization of intangible assets expense	289	375
Noninterest expense adjusted for amortization of assets expense (non-GAAP)	45,428	39,859

Net interest income (GAAP)	71,336	63,043
Plus: taxable equivalent adjustment	1,399	1,088
Noninterest income (GAAP)	10,619	10,353
Less: net (losses) gains on equity securities	(37)	9
Net interest income (FTE) plus noninterest income (non-GAAP)	$83,391	$74,475

Efficiency ratio (non-GAAP)	54.5%	53.5%

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

For the three months ended September 30, tax-equivalent net interest income increased $3.1 million to $25.5 million in 2022 from $22.4 million in 2021. The net interest spread decreased to 2.87% for the three months ended September 30, 2022 from 2.95% for the three months ended September 30, 2021 as the earning asset yield increased 22 basis points while the average rate paid on interest-bearing liabilities increased 30 basis points. The tax-equivalent net interest margin increased to 3.08% for the third quarter of 2022 from 3.07% for the comparable period of 2021.

For the three months ended September 30, tax-equivalent interest income, a non-GAAP measure, on earning assets increased $5.2 million to $29.7 million in 2022 as compared to $24.5 million in 2021. The overall yield on earning assets, on a fully tax-equivalent basis, increased 22 basis points for the three months ended September 30, 2022 to

3.59% as compared to 3.37% for the three months ended September 30, 2021. The increase to tax-equivalent interest income is due to the increase in our earning asset base of $391.1 million. PPP loan interest income and net fees contributed $204 thousand in income for the quarter. Excluding the PPP loans, the loan yield was 4.10%. The overall yield earned on investments decreased 34 basis points in the third quarter of 2022 to 1.67% from 2.01% for the third quarter of 2021 as investment cash flow from high yielding securities matured and pre-refunded municipal bonds are deployed into lower yielding bonds. Average investment balances were $290.9 million higher when comparing the current and year ago quarter. Average federal funds sold decreased $297.4 million to $13.7 million for the three months ended September 30, 2022 and yielded 3.08%, as compared to $311.0 million and yield of 0.16% in the year ago period, to fund our loan growth and investment purchases. We expect asset yields to move upward as asset cash flow reprices higher due to the recent increases to the federal funds rate by the FOMC and expectation of further rate increases by the FOMC to combat inflation.

Total interest expense increased $2.0 million to $4.2 million for the three months ended September 30, 2022 from $2.2 million for the three months ended September 30, 2021. The total cost of funds increased 30 basis points for the three months ended September 30, 2022 to 0.72% as compared to 0.42% in the year ago period. The increase in costs was due to higher rates on interest-bearing deposits combined with higher average balances including higher short-term borrowings in the current period. Average rates paid on deposits has increased as the result of the FOMC’s corresponding rate increases. We expect our cost of funds to come under pressure over the remaining months of 2022 as market rates have risen rapidly since year end as the FOMC aggressively increases interest rates in an attempt to curb inflation.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Net interest income changes due to rate and volume for the nine months ended September 30

	2022 vs 2021
	Increase (decrease)
	attributable to
	Total	Rate	Volume
Interest income:
Loans:
Taxable	$5,785	$(696)	$6,481
Tax-exempt	1,086	(593)	1,679
Investments:
Taxable	2,302	(1,396)	3,698
Tax-exempt	396	(287)	683
Interest-bearing deposits	55	56	(1)
Federal funds sold	(27)	313	(340)
Total interest income	9,597	(2,603)	12,200
Interest expense:
Money market accounts	$510	$304	$206
NOW accounts	589	98	491
Savings accounts	27	(10)	37
Time deposits less than $100	(135)	(142)	7
Time deposits $100 or more	(341)	(252)	(89)
Short-term borrowings	502	341	161
Long-term debt	(159)	124	(283)
Subordinated debt
Total interest expense	993	463	530
Net interest income - non-GAAP	$8,604	$(3,066)	$11,670

Tax-equivalent net interest income, a non-GAAP measure, was $72.7 million in the nine months ended September 30, 2022 and $64.1 million in the comparable period last year. There was a positive volume variance that was partially offset by a negative rate variance. The growth in average earning assets exceeded that of interest-bearing liabilities, and resulted in additional tax-equivalent net interest income, a non-GAAP measure, of $11.7 million. A rate variance resulted in a decrease in net interest income of $3.1 million.

Average earning assets increased $400.0 million to $3.2 billion for the nine months ended September 30, 2022 from $2.8 billion for the nine months ended September 30, 2021 and accounted for a $12.2 million increase in interest income. Average loans increased $272.4 million, which caused interest income to increase $8.2 million. Specifically, average PPP loans totaled $37.8 million and generated $1.7 million of interest and net fees in the current period compared to average PPP loans of $179.0 million and $6.3 million of interest and fees in the prior period. Average taxable investments increased $271.9 million comparing 2022 and 2021, which resulted in increased interest income of $3.7 million while average tax-exempt investments increased $32.5 million, which resulted in an increase to interest income of $0.7 million. Average federal funds sold decreased $175.0 million for the nine months ended

September 30, 2022 which resulted in a decrease of $0.3 million to interest income.

Average interest-bearing liabilities rose $295.0 million to $2.3 billion for the nine months ended September 30, 2022 from $2.0 billion for the nine months ended September 30, 2021 resulting in a net increase in interest expense of $530 thousand. Interest-bearing transaction accounts, including money market, NOW and savings accounts grew $295.2 million, which in aggregate caused a $734 thousand increase in interest expense. In addition, large denomination time deposits averaged $14.7 million less in the current period and caused interest expense to decrease $89 thousand. An increase of $487 thousand in average time deposits less than $100 thousand resulted in an increase to interest expense of $7 thousand. In addition, short-term borrowings averaged $21.7 million higher and increased interest expense $161 thousand while long-term debt averaged $7.7 million lower and decreased interest expense by $283 thousand comparing the first nine months of 2022 and 2021.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

A slightly unfavorable rate variance occurred, as the tax-equivalent yield on earning assets decreased 2 basis points while there was a 1 basis point decrease in the cost of funds. As a result, tax-equivalent net interest income decreased $3.1 million comparing the nine months ended September 30, 2022 and 2021. The tax-equivalent yield on earning assets was 3.39% in the 2022 period compared to 3.41% in 2021 resulting in a decrease in interest income of $2.6 million. The yield on the taxable investment portfolio decreased 40 basis points to 1.53% during the nine months ended September 30, 2022 from 1.93% in the year ago period, resulting in a decrease of $1.4 million. The yield on the tax exempt investment portfolio decreased 30 basis points to 2.36% during the nine months ended September 30, 2022 from 2.66% in the year ago period, resulting in a decrease of $287 thousand. The tax-equivalent yield on the loan portfolio decreased 7 basis points to 3.93% in 2022 from 4.00% in 2021 and resulted in a decrease to interest income of $1.3 million.

PPP loans yielded 5.96% during the nine months ended September 30, 2022 compared to 4.69% in the year ago period. The increase resulted from the higher interest income versus PPP loan forgiveness and the accretion of deferred fees.

The cost of deposits and borrowings were relatively flat when compared to a year ago.

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

	Three months ended
	September 30, 2022			September 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,377,803	$25,128	4.19%	$2,033,752	$21,276	4.15%
Tax-exempt	225,637	1,694	2.98	169,273	1,296	3.04
Total loans	2,603,440	26,822	4.09	2,203,025	22,572	4.06
Investments:
Taxable	544,782	2,096	1.53	280,767	$1,309	1.85
Tax-exempt	111,578	659	2.34	84,701	547	2.56
Total investments	656,360	2,755	1.67	365,468	1,856	2.01
Interest-bearing deposits	9,180	41	1.77	12,004	2	0.07
Federal funds sold	13,665	106	3.08	311,015	124	0.16
Total earning assets	3,282,645	29,724	3.59%	2,891,512	24,554	3.37%
Less: allowance for loan losses	29,863			26,947
Other assets	210,724			229,403
Total assets	$3,463,506	$29,724		$3,093,968	$24,554
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$630,165	$1,228	0.77%	$567,971	$452	0.32%
NOW accounts	770,582	1,184	0.61	667,867	$499	0.30
Savings accounts	527,244	123	0.09	476,966	$96	0.08
Time deposits less than $100	132,599	358	1.07	128,846	$338	1.04
Time deposits $100 or more	168,239	423	1.00	166,218	$313	0.75
Total interest-bearing deposits	2,228,829	3,316	0.59	2,007,868	1,698	0.34
Short-term borrowings	78,922	457	2.30
Long-term debt	1,369	16	4.64	3,475	$41	4.68
Subordinated debt	33,000	443	5.33	33,000	$443	5.37
Total borrowings	113,291	916	3.21	36,475	484	0.45
Total interest-bearing liabilities	2,342,120	4,232	0.72	2,044,343	2,182	0.42
Noninterest-bearing deposits	770,833			696,331
Other liabilities	38,840			25,635
Stockholders’ equity	311,713			327,659
Total liabilities and stockholders’ equity	$3,463,506	4,232		$3,093,968	2,182
Net interest income/spread		$25,492	2.87%		$22,372	2.95%
Net interest margin			3.08%			3.07%
Tax-equivalent adjustments:
Loans		$356			$272
Investments		138			115
Total adjustments		$494			$387

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

	Nine months ended
	September 30, 2022			September 30, 2021
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning assets:
Loans:
Taxable	$2,260,993	$67,990	4.02%	$2,054,486	$62,205	4.05%
Tax-exempt	213,803	4,705	2.94	147,952	3,619	3.27
Total loans	2,474,796	72,695	3.93	2,202,438	65,824	4.00
Investments:
Taxable	540,512	6,178	1.53	268,573	3,876	1.93
Tax-exempt	111,041	1,957	2.36	78,512	1,561	2.66
Total investments	651,553	8,135	1.67	347,085	5,437	2.09
Interest-bearing deposits	9,846	61	0.83	11,589	6	0.07
Federal funds sold	66,057	201	0.41	241,103	228	0.13
Total earning assets	3,202,252	81,092	3.39%	2,802,215	71,495	3.41%
Less: allowance for loan losses	29,144			27,264
Other assets	216,960			227,297
Total assets	$3,390,068	$81,092		$3,002,248	$71,495
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market accounts	$604,918	$2,061	0.46%	$538,524	$1,551	0.39%
NOW accounts	790,852	2,248	0.38	616,518	1,659	0.36
Savings accounts	517,381	316	0.08	462,865	289	0.08
Time deposits less than $100	128,639	965	1.00	128,152	1,100	1.15
Time deposits $100 or more	160,949	791	0.66	175,673	1,132	0.86
Total interest-bearing deposits	2,202,739	6,381	0.39	1,921,732	5,731	0.40
Short-term borrowings	40,401	579	1.92	18,682	77	0.55
Long-term debt	1,911	67	4.69	9,629	226	3.14
Subordinated debt	33,000	1,330	5.39	33,000	1,330	5.37
Total borrowings	75,312	1,976	3.51	61,311	1,633	3.56
Total interest-bearing liabilities	2,278,051	8,357	0.49	1,983,043	7,364	0.50
Noninterest-bearing deposits	751,549			670,748
Other liabilities	35,947			25,929
Stockholders’ equity	324,521			322,528
Total liabilities and stockholders’ equity	$3,390,068	8,357		$3,002,248	7,364
Net interest income/spread		$72,735	2.90%		$64,131	2.91%
Net interest margin			3.04%			3.06%
Tax-equivalent adjustments:
Loans		$988			$760
Investments		411			328
Total adjustments		$1,399			$1,088

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

Provision for Loan Losses:

We evaluate the adequacy of the allowance for loan losses account on a quarterly basis utilizing our systematic analysis in accordance with procedural discipline. We take into consideration certain factors such as composition of the loan portfolio, volumes of nonperforming loans, volumes of net charge-offs, prevailing economic conditions and other relevant factors when determining the adequacy of the allowance for loan losses account. We generally make monthly provisions to the allowance for loan losses account in order to maintain the allowance at the appropriate level indicated by our evaluations. Based on our most current evaluation, we believe that the allowance is adequate to absorb any known and inherent losses in the portfolio as of September 30, 2022.

For the three months ended September 30, 2022, the provision for loan losses increased to $450 thousand from $400 thousand in the year ago period due to improving credit trends.  The provision for loan losses in the three month period ended September 30, 2022 is the result of growth of non-PPP loans.

The provision for loan losses was $1.7 million for the nine months ended September 30, 2022, compared to no provision for the comparable period of 2021.  The higher provision in the nine month period ended September 30, 2022 is the result of $340.7 million in non-PPP loan growth during the period. The lack of a provision in the prior year period was due to improved credit quality and the reversal of COVID related asset quality adjustments.

Noninterest Income:

Noninterest income for the three months ended September 30, 2022 was $3.3 million, a decrease of $132 thousand or 3.8% from $3.4 million in the same quarter a year ago. The decline was primarily due to decreases in mortgage banking revenue of $109 thousand, due to lower volumes of mortgage loans being sold into the secondary market and a reduction in fees earned from our Wealth Management division of $93 thousand, due to stock market fluctuations. The reductions in quarterly income were partially offset by an increase of $51 thousand from commercial loan interest rate swaps due to higher credit value adjustments in the quarter when compared to the same quarter a year ago.

Noninterest income for the nine months ended September 30, 2022 was $10.6 million, an increase of $266 thousand or 2.6% from $10.3 million in the same period a year ago.  During the period, service charges, fees, and commissions increased $691 thousand due to an increase in consumer and commercial deposit related service charges, and the reversal of an accrual of a $335 thousand bank owned life insurance benefit in the year ago period, partially offset by a decrease in mortgage banking income of $357 thousand due to lower sales volumes.

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

Noninterest expense increased $1.8 million or 12.6% to $15.9 million for the three months ended September 30, 2022, from $14.1 for the same period a year ago. Salaries and employee benefits increased $645 thousand or 8.2% due to annual merit increases and the addition of lending teams and credit support staff in our newest expansion markets of Piscataway, New Jersey and Pittsburgh, Pennsylvania that opened during the fourth quarter of 2021. Occupancy and equipment expenses were higher by $748 thousand in the current period also due to our expansion markets, plus the addition of information technology investments related to mobile/digital banking solutions implemented during the second half of 2021.

Peoples Financial Services Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands, except per share data)

For the nine months ended September 30, 2022, noninterest expense increased $5.5 million or 13.6% to $45.7 million from $40.2 million for the same period in 2021. Salaries and employee benefits expense increased $2.7 million due primarily to annual merit increases, our investment into our newest markets and lower deferred loan origination costs, which are recorded as a contra-salary expense. Occupancy and equipment expense increased $2.2 million due to information technology investments related to mobile/digital banking solutions implemented during the second half of 2021 and additional costs related to entrance into the Piscataway, New Jersey and Pittsburgh, Pennsylvania markets. Other expenses, which include professional, consulting and loan account processing fees increased by $0.9 million due to higher consulting and advisory expenses, Pennsylvania shares taxes and FDIC assessments.

Income Taxes:

We recorded income tax expense of $2.0 million or 16.4% of pre-tax income, and $5.6 million or 16.2% of pre-tax income for the three and nine months ended September 30, 2022, respectively. This compares to the three and nine month periods ended September 30, 2021 in which we recorded tax expense of $1.8 million or 16.5% of pre-tax income, and $6.1 million or 18.2% of pre-tax income, respectively. The current year to date period benefited from a higher level of tax-exempt income while the prior year included a $621 deferred tax adjustment. Excluding this adjustment, the effective tax rate would have been 16.4% for the nine month period ended September 30, 2021.

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

The ALCO reviews simulation results to determine whether the Company’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2022 and December 31, 2021, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Company. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Company’s balance sheet remain stable for a 24-month and 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 24-month and 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios

Model results at September 30, 2022 indicated a significantly higher starting level of net interest income (“NII”) compared to the December 31, 2021 model as balance sheet growth, a shift in balance sheet mix and higher assumed

Peoples Financial Services Corp.

market rates led to an increase to the balance sheet spread of 27 basis points. After the first twelve months of the model simulation, the benefit to NII increases as a result of the higher assumed replacement rates on assets resulting from the FOMC’s increase to the federal funds rate of 300 basis points during the first nine months of 2022. Our interest rate risk position exhibits a relatively well-matched position to both rising and falling interest rate environments in the first year of simulation while a sustained falling rate environment presents the greatest potential risk to NII over the longer-term horizon. This position at September 30, 2022 is less asset-sensitive than the simulation at December 31, 2021 indicated due to the addition of fixed rate assets to mitigate our exposure to flat and falling rates.

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

During 2022, the FOMC has increased the federal funds target rate in part to mitigate historically high inflation. Through November 2, 2022, there have been six rate increases totaling 375 basis points. Although we have realized higher rates on our existing adjustable rate loans and new originations, our average funding costs have been under pressure and during the three months ended September 30, 2022 increased 33 basis points compared to the three months ended June 30, 2022 as rate-sensitive customers seek higher returns. We expect our funding costs to continue to increase in the future due to expectations the FOMC will continue to increase the targeted federal funds rate which may negatively impact our net interest income.

The projected impacts of instantaneous changes in interest rates on our net interest income and economic value of equity at September 30, 2022, based on our simulation model, as compared to our ALCO policy limits are summarized as follows:

	September 30, 2022
	% Change in
Changes in Interest Rates (basis points)	Net Interest Income		Economic Value of Equity
	Metric	Policy	Metric	Policy
+400	(6.7)	(20.0)	2.5	(40.0)
+300	(5.1)	(20.0)	2.9	(30.0)
+200	(3.6)	(10.0)	2.9	(20.0)
+100	(1.5)	(10.0)	2.6	(10.0)
Static
-100	(1.2)	(10.0)	(6.5)	(10.0)

Our simulation model creates pro forma net interest income scenarios under various interest rate shocks. Given instantaneous and parallel shifts in general market rates of plus 100 basis points, our projected net interest income for the 12 months ending September 30, 2022, would decrease 1.5% from model results using current interest rates. Additional disclosures about market risk are included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I, Item 2 of this quarterly report, in each case under the heading “Market Risk Sensitivity,” and are incorporated into this Item 3 by reference.

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

At September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures, at September 30, 2022, were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosure.

(b) Changes in internal control.

There were no changes made in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of the Company’s business generates a certain amount of litigation involving matters arising out of the ordinary course of business. In the opinion of management, there were no legal proceedings that had or might have a material effect on the consolidated results of operations, liquidity, or the financial position of the Company during the nine-months ended September 30, 2022 and through the date of this quarterly report on Form 10-Q.

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

Peoples Financial Services Corp.

The following purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in the Exchange Act Rule 10b-18(a)(3), of the Company’s common stock during each of the months for the quarter ended September 30, 2022.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
			as Part of Publicly	yet be Purchased
	Total Number of	Average Price	Announced	Under the
Month Ending	Shares Purchased	Paid Per Share	Programs	Programs
July 31, 2022			$263,880	288,070
August 31, 2022			263,880	288,070
September 30, 2022	7,911	47.99	271,791	280,159

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Description

31.1	CEO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a).

31.2	CFO Certification Pursuant to Rule 13a-14 (a) /15d-14 (a). (a).

32	CEO and CFO Certifications Pursuant to Section 1350.

101

The following materials from Peoples Financial Services Corp. Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Peoples Financial Services Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Peoples Financial Services Corp.
(Registrant)

Date: November 8, 2022	/s/ Craig W. Best
Craig W. Best
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	/s/ John R. Anderson, III
John R. Anderson, III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)